Form 10QSB
period 2000-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2000-08-10
CIK 1102266

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB
                                   (Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2000

    Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from __________________ to ______________

Commission file number 333-95087

                       CENTERSTATE BANKS OF FLORIDA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Florida                                              59-3606741
---------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                            7722 State Road 544 East
                           Winter Haven, Florida 33881
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (863) 419-0833
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES [X]                NO [ ]

State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share                        2,815,907
--------------------------------------              ----------------------------
                (class)                             Outstanding at June 30, 2000

               CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheet -  June 30, 2000 (unaudited)            2

Condensed Consolidated Statements of Earnings for the Three and Six
         Months ended June 30, 2000 and 1999 (unaudited)                     3

Condensed Consolidated Statements of Cash Flows - Six Months ended
         June 30, 2000 and 1999 (unaudited)                                  4

Notes to Condensed Consolidated Financial Statements (unaudited)             5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Shareholders                     16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                   17

               Centerstate Banks of Florida, Inc. and Subsidiaries
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                            (in thousands of dollars)


                                                                               As of
ASSETS                                                                     June 30, 2000
-------------------------------------------------------------              -------------
Cash and due from banks                                                          $15,630
Federal funds sold                                                                17,265
Securities:
     Available-for-sale (at market value)                                         53,307
     Held-to-maturity (market value of $3,451)                                     3,521

Loans                                                                            193,194
Less allowance for loan losses                                                    (2,582)
                                                                           -------------
     Net loans                                                                   190,612

Premises and equipment                                                            13,530
Accrued interest receivable                                                        1,874
Other assets                                                                       1,426

----------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $297,165
----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------
Deposits:
     Demand - non-interest bearing                                               $46,132
     Demand - interest bearing                                                    36,644
     Savings and money market accounts                                            59,665
     Time Deposits                                                               125,804
                                                                           -------------
Total deposits                                                                   268,245

Securities sold under agreements to repurchase                                     3,258
Other borrowed funds                                                                 480
Accrued expenses and other liabilities                                             1,113
                                                                           -------------
     Total Liabilities                                                           273,096

Shareholders' Equity:
     Preferred Stock, $.01 par value; 5,000,000 shares
          authorized no shares issued or outstanding                                   0
     Common Stock, $.01 par value; 20,000,000 shares
          authorized 2,815,907 shares issued                                          28
     Additional paid-in capital                                                   15,426
     Net unrealized holding losses on available-for-sale
          securities, net of tax                                                    (235)
     Retained earnings                                                             8,850
                                                                           -------------
Total Shareholders' Equity                                                        24,069

----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $297,165
----------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

               Centerstate Banks of Florida, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
                (in thousands of dollars, except per share data)


                                                              Three Months Ended           Six Months Ended
                                                         June 30, 2000  June 30, 1999    June 30, 2000  June 30, 1999
                                                        ------------------------------  ------------------------------
INTEREST INCOME
------------------------------------------------------
Loans                                                           $4,381         $3,520           $8,453         $6,909
Securities                                                         846          1,130            1,704          2,269
Federal funds sold                                                 256            105              455            300
                                                        -----------------------------   -----------------------------
     Total Interest Income                                       5,483          4,755           10,612          9,478
                                                        -----------------------------   -----------------------------
INTEREST EXPENSE
------------------------------------------------------
Deposits                                                         2,268          2,004            4,342          4,154
Securities sold under agreements to repurchase                      53             44              102             93
Other borrowed funds                                                 0              0                8              0
                                                        -----------------------------   -----------------------------
     Total Interest Expense                                      2,321          2,048            4,452          4,247
                                                        -----------------------------   -----------------------------

NET INTEREST INCOME                                              3,162          2,707            6,160          5,231
Provision for loan losses                                          136             84              273            129
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                   3,026          2,623            5,887          5,102
                                                        -----------------------------   -----------------------------
NON-INTEREST INCOME
------------------------------------------------------
Service charges on deposit accounts                                453            380              863            741
Security losses                                                     (1)             0               (1)             0
Other service charges and fees                                     120             90              249            171
                                                        -----------------------------   -----------------------------
     Total Non-Interest Income                                     572            470            1,111            912
                                                        -----------------------------   -----------------------------
NON-INTEREST EXPENSE
------------------------------------------------------
Salaries and employee benefits                                   1,216          1,010            2,408          1,997
Occupancy expenses                                                 343            309              655            589
Depreciation of premises and equipment                             229            193              449            381
Stationary & printing supplies                                      84             96              188            164
Marketing expenses                                                  62             57              125            122
Data processing expenses                                           219            185              447            370
Legal and accounting fees                                           63             58              127            117
Merger/SEC related expenses                                        262              0              358              0
Other operating expenses                                           519            414            1,065            797
                                                        -----------------------------   -----------------------------
     Total Non-Interest Expenses                                 2,997          2,322            5,822          4,537
                                                        -----------------------------   ------------------------------

Income before income taxes                                         601            771            1,176          1,477
Provision for income tax expense                                   328            289              579            554
                                                        -----------------------------   -----------------------------
NET INCOME                                                        $273           $482             $597           $923
                                                        =============================   =============================
NET INCOME PER COMMON SHARE:
     Basic                                                       $0.10          $0.19            $0.21          $0.35
     Diluted                                                     $0.10          $0.18            $0.21          $0.33
Weighted average common shares outstanding:
     Basic                                                   2,814,888      2,606,048        2,807,380      2,615,383
     Diluted                                                 2,828,938      2,742,313        2,823,839      2,758,661

See notes to condensed consolidated financial statements

               Centerstate Banks of Florida, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (in thousands of dollars)


                                                                                             Six months ended June 30,
                                                                                                2000           1999
                                                                                          -----------------------------
Cash flows from operating activities:
   Net Income                                                                                   $597           $923
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                  273            129
      Depreciation of premises and equipment                                                     448            381
      Net accretion of discounts on securities                                                   118             93
      Net deferred origination fees                                                               30             25
      Gain on sale of other real estate owned                                                      6              0
      Write down of other real estate owned                                                        0             25
      Capitalization of OREO expenses                                                              0            (72)
      Deferred income taxes                                                                        3              0
      Realized loss on sale of available for sale securities                                       1              8

   Cash provided by (used in) changes in:
         Net changes in accrued interest receivable                                              (61)           105
         Net change in prepaids and other assets                                                   3            (50)
         Net change in accrued interest payable                                                   35            (65)
         Net change in accounts payable and accrued expenses                                     563            241
                                                                                      --------------  -------------
            Net cash provided by operating activities                                          2,016          1,743
                                                                                      --------------  -------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities available for sale                       14,908          7,519
   Proceeds from callable investment securities available for sale                                 0          4,500
   Proceeds from sales of investment securities available for sale                             4,500          5,518
   Purchases of investment securities available for sale                                     (12,949)       (13,634)
   Purchases of investment securities held to maturity                                             0         (1,500)
   Proceeds from maturities of investment securities held to maturity                              0            500
   Increase in loans, net of repayments                                                      (15,818)        (5,434)
   Purchases of premises and equipment                                                          (904)        (1,230)
   Proceeds from sale of other real estate owned                                                  40            162
                                                                                      --------------  -------------
            Net cash used in investing activities                                            (10,223)        (3,599)
                                                                                      --------------  -------------

Cash flows from financing activities:
   Net increase (decrease) in demand and savings deposits                                     20,268         (1,154)
   Net (decrease) in other borrowings                                                         (3,341)        (1,400)
   Stock options exercised                                                                       130            487
   Dividends paid                                                                                  0            (86)
                                                                                      --------------  -------------
            Net cash provided by (used in) financing activities                               17,057         (2,153)
                                                                                      --------------  -------------

            Net increase (decrease) in cash and cash equivalents                               8,850         (4,009)

Cash and cash equivalents, beginning of period                                                24,045         25,526
                                                                                      --------------  -------------
Cash and cash equivalents, end of period                                                     $32,895        $21,517
                                                                                      ==============  =============

               Centerstate Banks of Florida, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (in thousands of dollars)
                                   (continued)


                                                                                         Six months ended June 30,
                                                                                           2000            1999
                                                                                     ------------------------------
Supplemental schedule of noncash transactions:
   Market value adjustment- securities available-for-sale
      Market value adjustments- securities                                                ($377,440)      ($191,545)
      Deferred income tax liability                                                         142,243          70,765
                                                                                      --------------  -------------
   Unrealized gain (loss) on securities available-for-sale                                ($235,197)      ($120,780)
                                                                                      =============   =============
Transfer of loan to other real estate owned                                                     $64            $120
                                                                                      =============   =============

Cash paid during the period for:
   Interest                                                                                  $4,417          $4,007
                                                                                      =============   =============
   Income taxes                                                                                $397            $488
                                                                                      =============   =============

See notes to condensed consolidated financial statements.


Centerstate Banks of Florida, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1:  Holding Company and Subsidiaries Background Information

Centerstate Banks of Florida, Inc (the "Company") is a multi bank holding company that was formed as of the close of business June 30, 2000 as part of a merger of three independent commercial banks in central Florida (First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County). The business combination was accounted for using the pooling-of-interest accounting method. The outstanding shares of the three banks were converted into Company common stock at agreed upon exchange ratios described in the merger agreements. All of the shareholders of the three banks are now the shareholders of the Company, which owns all of the outstanding shares of the three banks. The three banks will maintain their separate identities as wholly owned subsidiaries of the Company.

First National Bank of Osceola County is a national bank chartered in September 1989. It operates from three full service locations and one remote location within Osceola County and two full service locations in Orange County, which is contiguous with Osceola County.

Community National Bank of Pasco County is a national bank chartered in November 1989. It operates from seven full service locations within Pasco and contiguous counties.

First National Bank of Polk County is a national bank chartered in February 1992. It operates from three full service locations within Polk County.

The Company, through its subsidiary banks, provides traditional deposit and lending products and services to its commercial and retail customers.

NOTE 2:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Form S4 registration statement (file numbers 333-95087, 333-95089 and 333-95091). In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made to fairly state the results for the interim periods. The results of operations of the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

NOTE 3:  Business Combination

The Company was formed to serve as a bank holding company for the three subsidiary banks. The formation of the holding company was recorded on a pooling-of-interests accounting basis, and, therefore, all historical financial presentations have been restated to reflect the merger.

NOTE 4:  Common Stock Outstanding and Earnings Per Share Data

As of July 31, 2000, all of the shareholders had not yet exchanged their bank stock for Company stock. Fractional shares will be paid out in cash according to the terms of the merger agreements. Since the exact number of fractional shares will not be known until substantially all shares have been exchanged, the exact number of the Company's shares will not be known until such time. However, the total number of potential shares outstanding will not exceed (and will approximate) 2,815,907.

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).


                                                        For the three months ended June 30,
                                                 -------------------------------------------------
                                                    2000                                 1999
                                      -----------------------------------------------------------------------
                                                  Weighted       Per                   Weighted         Per
                                                   Average      Share                  Average         Share
                                        Earnings   Shares      Amount        Earnings   Shares        Amount
                                      -----------------------------------------------------------------------
Basic EPS
   Net earnings available
      to common
      shareholders                        $273    2,814,888      $0.10         $482    2,606,048        $0.19
                                                               =======                               ========
Effect of dilutive securities:
Incremental shares from
assumed exercise of stock
options                                     $0       14,050                      $0      136,265
                                      ---------------------              -----------------------
Diluted EPS
   Net earnings available to Common
   Stockholders and assumed
   conversions                            $273    2,828,938      $0.10         $482    2,742,313        $0.18
                                      ================================   ====================================


                                                         For the six months ended June 30,
                                                 -------------------------------------------------
                                                    2000                                 1999
                                      -----------------------------------------------------------------------
                                                  Weighted       Per                   Weighted         Per
                                                   Average      Share                  Average         Share
                                        Earnings   Shares      Amount        Earnings   Shares        Amount
                                      -----------------------------------------------------------------------
Basic EPS
   Net earnings available
      to common
      shareholders                        $597    2,807,380      $0.21         $923    2,615,383        $0.35
                                                               =======                                =======
Effect of dilutive securities:
Incremental shares from
assumed exercise of stock
options                                     $0       16,459                      $0      143,278
                                      ---------------------                  --------------------
Diluted EPS
   Net earnings available to Common
   Stockholders and assumed
   conversions                            $597    2,823,839      $0.21         $923    2,758,661        $0.33
                                      ================================       ================================

NOTE 5:  Comprehensive Income

Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of income taxes.

The table below sets forth the Company's comprehensive income for the periods indicated below (in thousands of dollars).


                                                             Three Months Ended               Six Months Ended
                                                        June 30, 2000  June 30, 1999    June 30, 2000  June 30, 1999
                                                        ----------------------------    ----------------------------
Net income                                                    $273           $482             $597           $923
Other comprehensive income, net of tax
   change in unrealized market value adjustment
   on securities available for sale, net of tax                 54           (225)              30           (432)
                                                        -------------------------       -------------------------
Comprehensive income                                          $327           $257             $627           $491
                                                        =========================       =========================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2000 AND DECEMBER 31, 1999

Overview

         The Company is a multi-bank holding company that was formed as a result of a merger of three independent commercial banks as of the close of business on June 30, 2000. The merger and organization of the Company was recorded using the pooling-of-interests accounting method. Therefore, all historical financial presentations have been restated to reflect the merger.

         Total assets of the Company were $297.2 million as of June 30, 2000, compared to $278.9 million at December 31, 1999, an increase of $18.3 million or 6.6%. This increase was primarily the result of the Company's internal generated loan growth funded by an increase in deposits.

Federal Funds Sold

         Federal funds sold was $17.3 million at June 30, 2000 as compared to $4.1 million at December 31, 1999, an increase of $13.2 million or 322%. The increase was due primarily to the favorable interest rates on overnight federal funds sold relative to short-term Treasury securities

Investment Securities

         Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $53.3 million at June 30, 2000 compared to $59.8 million at December 31, 1999, a decrease of $6.5 million or 10.9%. These securities have been recorded at market value. The Company classifies the majority of its securities as "available-for-sale" to provide for greater flexibility to respond to changes in interest rates.

         Securities held-to-maturity, consisting of U.S. governmental agency securities, were $3.5 million at June 30, 2000 and $3.5 million at December 31, 1999. These securities have been recorded at cost net of unamortized premiums and discounts. The estimated market value of these securities was $3.5 million at June 30, 2000 and $3.5 million at December 31, 1999.

Loans

         Total gross loans were $193.5 million at June 30, 2000, compared to $177.8 million at December 31, 1999, an increase of $15.7 million or 8.8%. For the same period, real estate loans increased by $12.6 million or 9.5%, commercial loans increased by $0.8 million or 2.7%, and all other loans including consumer loans increased by $2.4 million or 14.5%. Total loans net of unearned fees and allowance for loan losses were $190.6 million at June 30, 2000, compared to $175.2 million at December 31, 1999, an increase of $15.4 million or 8.8%.

         The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

                                                   June 30,          Dec 31,
                                                    2000              1999
                                                  ---------        ---------
         Real Estate Loans
            Residential                           $  62,933        $  60,538
            Commercial                               69,262           59,759
            Construction                             12,565           11,912
                                                  ---------        ---------
         Total Real Estate                          144,760          132,209

         Commercial                                  29,442           28,680
         Other                                       19,325           16,876
                                                  ---------        ---------
            Gross Loans                             193,527          177,765

         Unearned fees                                 (333)            (302)
         Allowance for loan losses                   (2,582)          (2,303)
                                                  ---------        ---------
         Total loans net of unearned fees
              and allowance for loan losses       $ 190,612        $ 175,160
                                                  =========        =========

Credit Quality and Allowance for Loan Losses

         The Company's allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At June 30, 2000, the allowance for loan losses was $2.6 million or 1.33% of total gross loans outstanding, compared to $2.3 million or 1.30%, at December 31, 1999.

         The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).


                                                          Six Month Period end June 30,
                                                          2000                    1999
                                                         -------                 ------
         Allowance at beginning of period                $ 2,303                 $2,335
         Charge-offs
            Commercial Loans                                  31                     86
            Real Estate Loans                                 26                     25
            Consumer Loans                                    26                     12
                                                         -------                 ------
         Total charge-offs                                    83                    123

         Recoveries
            Commercial Loans                                  34                     41
            Real Estate Loans                                 50                      4
            Consumer Loans                                     5                     15
                                                         -------                 ------
         Total Recoveries                                     89                     60

         Net charge-offs                                      (6)                    63
         Provision for loan losses                           273                    129
                                                         -------                 ------

         Allowance at end of period                      $ 2,582                 $2,401
                                                         =======                 ======

Nonperforming Assets

         Nonperforming assets include (1) non-accrual loans; (2) accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection; and (3) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure). All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the possibility of collecting additional interest is deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

         The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

                                                   June 30          Dec 31
                                                    2000             1999
                                                   -------          ------
         Non-Accrual Loans                         $  265           $  474
         Accruing Loans Past Due 90 days+             117               58
         Other Real Estate Owned                      209              191
                                                   ------           ------

         Total Non-Performing Assets               $  591           $  723
                                                   ======           ======

         As a Percent of Total Assets                0.20%            0.26%
                                                   ======           ======

         Allowance for Loan Losses                 $2,582           $2,303
                                                   ======           ======

         Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of June 30, 2000, management believes that it had adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank Premises and Equipment

         Bank premises and equipment was $13.5 million at June 30, 2000, compared to $13.1 million at December 31, 1999, an increase of $0.4 million or 3.1%. This increase was primarily due to the construction of a new branch building and acquisition of related equipment, which opened for business during March 2000, and partially offset by depreciation and amortization of existing premises and equipment.

Deposits

         Total deposits were $268.2 million at June 30, 2000, compared to $248.0 million at December 31, 1999, an increase of $20.2 million or 8.1%. During the six month period ended June 30, 2000, demand deposits increased by $3.6 million (8.3%), NOW deposits increased by $3.5 million (10.6%), savings and money market accounts increased by $9.5 million (18.9%), and time deposits increased by $3.7 million (3.1%).

Repurchase Agreements, Federal Reserve Bank Advances and other Borrowings

         The Company enters into agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. The Company also borrows short-term funding through Federal Reserve Bank advances and other borrowings. Collectively these short-term borrowings totaled $3.7 million at June 30, 2000, as compared to $7.1 million at December 31, 1999, a decrease of $3.4 million or 48%.

Stockholders' Equity

         Shareholders' equity at June 30, 2000, was $24.1 million, or 8.1% of total assets, compared to $23.3 million, or 8.4% of total assets at December 31, 1999. The increase in stockholders' equity was due to year-to-date net income, stock options exercised, and changes in the market value of securities available for sale, net of deferred taxes.

         The Comptroller of the Currency has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank's capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such "off- balance sheet" activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2000, all three of the Company's subsidiary banks have exceeded the minimum capital levels to be considered "Well Capitalized" under the terms of the guidelines, and have done so consistently in the past.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Overview

         Net income for the three months ended June 30, 2000 was $273 thousand or $0.10 per share diluted, compared to $482 thousand or $0.18 per share diluted for the same period in 1999. The merger, SEC registration, and related cost recognized during the three month period ended June 30, 2000 was approximately $262 thousand or $0.09 per share diluted. As such, net income for the three months ended June 30, 2000, excluding the merger/SEC and related expenses recognized during this period, would have been approximately $535 thousand or $0.19 per share diluted, compared to $482 thousand or $0.18 per share diluted for the same period in 1999.

         The return on average equity ("ROE") for the three month period ended June 30, 2000 was 4.54% (approximately 8.87% excluding the merger/SEC related expenses), as compared to 8.83% for the same period in 1999.

Net Interest Income/Margin

         Net interest income increased $455 thousand or 16.9% to $3.2 million during the three month period ended June 30, 2000 compared to $2.7 million for the same period in 1999. The $455 thousand increase was the result of a $728 thousand increase in interest income which was partially offset by a $273 thousand increase in interest expense.

         Interest earning assets averaged $266.9 million during the three month period ended June 30, 2000 as compared to $253.5 million for the same period in 1999, an increase of $13.4 million, or 5.3%. The yield on average interest earning assets increased 0.72% to 8.22% during the three month period ended June 30, 2000, compared to 7.50% for the same period in 1999. The combined effects of the $13.4 million increase in average interest earning assets and the 0.72% increase in yield on average interest earning assets resulted in the $728 thousand increase in interest income between the two periods.

         Interest bearing liabilities averaged $223.7 million during the three month period ended June 30, 2000 as compared to $215.0 million for the same period in 1999, an increase of $8.7 million, or 4.0%. The cost of average interest bearing liabilities increased 0.34% to 4.15% during the three month period ended June 30, 2000, compared to 3.81% for the same period in 1999. The combined effects of the $8.7 million increase in average interest bearing liabilities and the 0.34% increase in the cost of the average interest bearing liabilities resulted in the $273 thousand increase in interest expense between the two periods.

         The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2000 and 1999 (in thousands of dollars).


                                                   Three Months Ended June 30,
                               ---------------------------------------------------------------------
                                              2000                                 1999
                               ---------------------------------------------------------------------
                                Average     Interest    Average      Average     Interest    Average
                                Balance    Inc / Exp      Rate       Balance    Inc / Exp      Rate
                               ---------------------------------------------------------------------
Loans (1) (2)                  $190,617      $4,381      9.19%      $159,992      $3,520       8.80%
Securities (3)                   76,245       1,102      5.78%        93,458       1,235       5.29%
                               ---------------------------------------------------------------------
Total Earning Assets            266,862       5,483      8.22%       253,450       4,755       7.50%

All Other Assets                 27,907                               24,315
                               --------                             --------
Total Assets                   $294,769                             $277,765
                               ========                             ========

Deposits (4)                    219,678       2,268      4.13%       210,488       2,004       3.81%
Borrowings                        4,039          53      5.25%         4,513          44       3.90%
Total Interest Bearing
     Liabilities                223,717       2,321      4.15%       215,001       2,048       3.81%
                               ---------------------------------------------------------------------
Demand Deposits                  46,367                               40,406
Other Liabilities                   568                                  543
Shareholders' Equity             24,117                               21,815
                               --------                             --------
Total Liabilities and
   Shareholders' Equity        $294,769                             $277,765
                               ========                             ========

Net Interest Spread (5)                                  4.07%                                 3.69%
                                                         =====                                 =====
Net Interest Income                          $3,162                               $2,707
                                             ======                               ======
Net Interest Margin (6)                                  4.74%                                 4.27%
                                                         =====                                 =====

Note 1: Loan balances are net of deferred origination fees and costs, and allowance for loan losses.
Note 2: Interest income on average loans include loan fee recognition of $166 thousand and $155 thousand for the three month periods ended June 30, 2000 and 1999.
Note 3: Includes securities available-for-sale, securities held-to-maturity, and federal funds sold.
Note 4: Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5: Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 6: Represents net interest income divided by total interest earning assets.

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $136 thousand for the three month period ended June 30, 2000 compared to $84 thousand for the same period in 1999. The addition was deemed appropriate by management due to the growth of the loan portfolio.

Non-interest Income

         Non-interest income for the three months ended June 30, 2000 increased $102 thousand, or 22%, to $572 thousand, compared to $470 thousand for the same period in 1999. The majority of the increase ($73 thousand) was a result of increase service charges on deposit accounts. The remainder of the increase was related to other service charges and miscellaneous fees. Non-interest income as a percentage of total assets (annualized) was 0.77% for the three months ended June 30, 2000, compared to 0.68% for the same period in 1999.

Non-interest Expense

         Non-interest expense for the three months ended June 30, 2000 increased $675 thousand, or 29%, to $3.0 million, compared to $2.3 million for the same period in 1999. The primary causes for the increase relate to the merger/SEC related expenses, a new branch that opened in March 2000, and the cost of additional personnel that were hired to prepare the three subsidiary banks for the merger and SEC registration as well as enhance the Company's future accounting and reporting functions. The merger/SEC related expenses recognized in the three month period ended June 30, 2000 were $262 thousand. Salaries and employee benefits increased by $206 thousand (20.4%), occupancy and depreciation expenses increased by $70 thousand (13.9%), data processing expenses increased by $34 thousand (18.4%), and all remaining expenses increased by $103 thousand (16.4%).

Provision for Income Taxes

         The income tax provision for the three months ended June 30, 2000 was $328 thousand (an effective rate of 54.5%) compared to $289 thousand (an effective rate of 37.5%) for the same period in 1999. The effective tax rate increased primarily due to the amount of merger related expenses incurred that were not allowable tax deductions.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Overview

         Net income for the six months ended June 30, 2000 was $597 thousand or $0.21 per share diluted, compared to $923 thousand or $0.33 per share diluted for the same period in 1999. The merger, SEC registration, and related cost recognized during the six month period ended June 30, 2000 was approximately $358 thousand or $0.13 per share diluted. As such, net income for the six months ended June 30, 2000, excluding the merger/SEC and related expenses recognized during this period, would have been approximately $955 thousand or $0.34 per share diluted, compared to $923 thousand or $0.33 per share diluted for the same period in 1999.

         The return on average equity ("ROE") for the six month period ended June 30, 2000 was 5.01% (approximately 8.02% excluding the merger/SEC related expenses), as compared to 8.59% for the same period in 1999.

Net Interest Income/Margin

         Net interest income increased $929 thousand or 17.8% to $6.2 million during the six month period ended June 30, 2000 compared to $5.2 million for the same period in 1999. The $929 thousand increase was the result of a $1.134 million increase in interest income which was partially offset by a $205 thousand increase in interest expense.

         Interest earning assets averaged $262.9 million during the six month period ended June 30, 2000 as compared to $255.1 million for the same period in 1999, an increase of $7.8 million, or 3.1%. The yield on average interest earning assets increased 0.64% to 8.07% during the six month period ended June 30, 2000, compared to 7.43% for the same period in 1999. The combined effects of the $7.8 million increase in average interest earning assets and the 0.64% increase in yield on average interest earning assets resulted in the $1.134 million increase in interest income between the two periods.

         Interest bearing liabilities averaged $220.2 million during the six month period ended June 30, 2000 as compared to $217.0 million for the same period in 1999, an increase of $3.2 million, or 1.5%. The cost of average interest bearing liabilities increased 0.13% to 4.04% during the six month period ended June 30, 2000, compared to 3.91% for the same period in 1999. The combined effects of the $3.2 million increase in average interest bearing liabilities and the 0.13% increase in the cost of the average interest bearing liabilities resulted in the $205 thousand increase in interest expense between the two periods.

         The table below summarizes, the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2000 and 1999 (in thousands of dollars).


                                                     Six Months Ended June 30,
                               ---------------------------------------------------------------------
                                              2000                                1999
                               ---------------------------------------------------------------------
                                Average     Interest    Average      Average     Interest     Average
                                Balance    Inc / Exp      Rate       Balance    Inc / Exp       Rate
                               ---------------------------------------------------------------------
Loans (1) (2)                  $186,407      $8,453      9.07%      $157,570      $6,909       8.77%
Securities (3)                   76,469       2,159      5.65%        97,483       2,569       5.27%
                               ---------------------------------------------------------------------
Total Earning Assets            262,876      10,612      8.07%       255,053       9,478       7.43%

All Other Assets                 27,547                               23,665
                               --------                             --------
Total Assets                   $290,423                             $278,718
                               ========                             ========

Deposits (4)                    215,953       4,342      4.02%       212,285       4,154       3.91%
Borrowings                        4,287         110      5.13%         4,748          93       3.92%
Total Interest Bearing
     Liabilities                220,240       4,452      4.04%       217,033       4,247       3.91%
                               ---------------------------------------------------------------------
Demand Deposits                  45,881                               39,581
Other Liabilities                   486                                  609
Shareholders' Equity             23,816                               21,495
                               --------                             --------
Total Liabilities and
   Shareholders' Equity        $290,423                             $278,718
                               ========                             ========

Net Interest Spread (5)                                  4.03%                                 3.52%
                                                         =====                                 =====
Net Interest Income                          $6,160                               $5,231
                                             ======                               ======
Net Interest Margin (6)                                  4.69%                                 4.10%
                                                         =====                                 =====

Note 1: Loan balances are net of deferred origination fees and costs, and allowance for loan losses.
Note 2: Interest income on average loans include loan fee recognition of $315 thousand and $286 thousand for the six month periods ended June 30, 2000 and 1999.
Note 3: Includes securities available-for-sale, securities held-to-maturity, and federal funds sold.
Note 4: Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.

Note 5: Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 6: Represents net interest income divided by total interest earning assets.

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $273 thousand for the six month period ended June 30, 2000 compared to $129 thousand for the same period in 1999. The addition was deemed appropriate by management due to the growth of the loan portfolio.

Non-interest Income

         Non-interest income for the six months ended June 30, 2000 increased $199 thousand, or 22%, to $1.111 million, compared to $912 thousand for the same period in 1999. Service charges on deposit accounts increased $122 thousand (16.5%). Service charges and miscellaneous fees increased $78 thousand (45.6%). Non-interest income as a percentage of total assets (annualized) was 0.75% for the six months ended June 30, 2000, compared to 0.66% for the same period in 1999.

Non-interest Expense

         Non-interest expense for the six months ended June 30, 2000 increased $1.285 million, or 28%, to $5.8 million, compared to $4.5 million for the same period in 1999. The primary causes for the increase related to the merger/SEC related expenses, a new branch that opened in March 2000, and the cost of additional personnel that were hired to prepare the three subsidiary banks for the merger and SEC registration as well as enhance the Company's future accounting and reporting functions. The merger/SEC related expenses recognized in the six month period ended June 30, 2000 were $358 thousand. Salaries and employee benefits increased by $411 thousand (20.6%), occupancy and depreciation expenses increased by $134 thousand (13.8%), data processing expenses increased by $77 thousand (20.8%), and all remaining expenses increased by $305 thousand (25.4%).

Provision for Income Taxes

         The income tax provision for the six months ended June 30, 2000 was $579 thousand (an effective rate of 49.3%) compared to $554 thousand (an effective rate of 37.5%) for the same period in 1999. The effective tax rate increased primarily due to the amount of merger related expenses incurred that were not allowable tax deductions.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Shareholders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule (SEC use only)
         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000

               CENTERSTATE BANKS OF FLORIDA, INC AND SUBSIDIARIES

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               CENTERSTATE BANKS OF FLORIDA, INC AND SUBSIDIARIES
                                  (Registrant)


Date: August 10, 2000                        By: /s/ JAMES H. WHITE
      ---------------                            -----------------------------
                                                 James H. White
                                                 Chairman, President and Chief
                                                 Executive Officer


Date: August 10, 2000                        By: /s/ JAMES J. ANTAL
      ---------------                            -----------------------------
                                                 James J. Antal
                                                 Senior Vice President
                                                 and Chief Financial Officer