Form 10QSB
period 2000-09-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2000-11-08
CIK 1102266

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB
                                  (Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2000

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

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

YES [X]                 NO [ ]

State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share                      2,815,879
--------------------------------------         ---------------------------------
              (class)                          Outstanding at September 30, 2000

================================================================================

               CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheet -  September 30, 2000 (unaudited)       2

Condensed Consolidated Statements of Earnings for the Three and Nine Months
         ended September 30, 2000 and 1999 (unaudited)                       3

Condensed Consolidated Statements of Cash Flows - Nine Months ended
         September 30, 2000 and 1999 (unaudited)                             4

Notes to Condensed Consolidated Financial Statements (unaudited)             5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Shareholders                     16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                   17

               Centerstate Banks of Florida, Inc. and Subsidiaries
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                            (in thousands of dollars)


                                                                           As of
ASSETS                                                                 Sept 30, 2000
---------------------------------------------------------------     ------------------
Cash and due from banks                                                      $ 11,989
Federal funds sold                                                             14,257
Securities:
     Available-for-sale (at market value)                                      52,945
     Held-to-maturity (market value of $3,473)                                  3,515

Loans                                                                         199,882
Less allowance for loan losses                                                 (2,647)
                                                                    ------------------
     Net Loans                                                                197,235

Premises and equipment                                                         13,343
Accrued interest receivable                                                     1,941
Other assets                                                                    1,423

--------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $296,648
--------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------
Deposits:
     Demand - non-interest bearing                                           $ 42,661
     Demand - interest bearing                                                 33,555
     Savings and money market accounts                                         60,061
     Time deposits                                                            131,321
                                                                    ------------------
Total deposits                                                                267,598

Securities sold under agreements to repurchase                                  3,094
Accrued expenses and other liabilities                                          1,128

                                                                    ------------------
     Total Liabilities                                                        271,820

Shareholders' Equity:
     Preferred stock, $.01 par value; 5,000,000 shares
          authorized 0 shares issued and 0 shares outstanding                       0
     Common stock, $.01 par value; 20,000,000 shares
          authorized, 2,815,879 shares issued                                      28
     Additional paid-in capital                                                15,426
     Net unrealized holding losses on available-for-sale
          securities, net of tax                                                  (82)
     Retained earnings                                                          9,456
                                                                    ------------------
Total Shareholders' Equity                                                     24,828

--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $296,648
--------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

               Centerstate Banks of Florida, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
                (in thousands of dollars, except per share data)


                                                  Three Months Ended                   Nine Months Ended
INTEREST INCOME                              Sept 30, 2000  Sept 30, 1999        Sept 30, 2000  Sept 30, 1999
---------------                            -------------------------------      ------------------------------
Loans                                           $    4,575     $    3,545           $   13,029     $   10,453
Securities                                             824          1,028                2,528          3,298
Federal funds sold                                     268            156                  723            456
                                           -------------------------------      ------------------------------
     Total Interest Income                           5,667          4,729               16,280         14,207
                                           -------------------------------      ------------------------------
INTEREST EXPENSE
----------------
Deposits                                             2,466          1,967                6,808          6,121
Securities sold under agreements to                     43             45                  145            138
repurchase
Other borrowed funds                                     0              0                    8              0
                                           -------------------------------      ------------------------------
     Total Interest Expense                          2,509          2,012                6,961          6,259
                                           -------------------------------      ------------------------------

NET INTEREST INCOME                                  3,158          2,717                9,319          7,948
Provision for loan losses                              129             42                  402            171
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                       3,029          2,675                8,917          7,777
                                           -------------------------------      ------------------------------

NON-INTEREST INCOME
-------------------
Service charges on deposit accounts                    503            384                1,366          1,124
Securities (losses) gains                              (10)             0                  (11)             8
Other service charges and fees                         124             98                  372            261
                                           -------------------------------      ------------------------------
     Total Non-Interest Income                         617            482                1,727          1,393
                                           -------------------------------      ------------------------------
NON-INTEREST EXPENSE
--------------------
Salaries and employee benefits                       1,284          1,068                3,692          3,065
Occupancy expenses                                     342            324                  997            913
Depreciation of premises and equipment                 228            204                  678            585
Stationary & printing supplies                          64             80                  252            244
Marketing expenses                                      45             40                  170            162
Data processing expenses                               229            191                  676            561
Legal and accounting fees                               43             85                  170            202
Merger/SEC related expenses                              3              0                  361              0
Other operating expenses                               451            404                1,514          1,201
                                           -------------------------------      ------------------------------
     Total Non-Interest Expenses                     2,689          2,396                8,510          6,933
                                           -------------------------------      ------------------------------

Income before income taxes                             957            761                2,134          2,237
Provision for income tax expense                       351            266                  931            819
                                           ===============================      ==============================
NET INCOME                                      $      606     $      495           $    1,203     $    1,418
                                           ===============================      ==============================
NET INCOME PER COMMON SHARE:
     Basic                                      $     0.22     $     0.18           $     0.43     $     0.54
     Diluted                                    $     0.21     $     0.18           $     0.43     $     0.51
Weighted Average Common Shares outstanding:
     Basic                                       2,815,879      2,709,654            2,810,243      2,647,152
     Diluted                                     2,829,489      2,818,011            2,825,746      2,779,053

See notes to condensed consolidated financial statements

               Centerstate Banks of Florida, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (in thousands of dollars)


                                                                                Nine months ended Sept 30,
                                                                                   2000             1999
                                                                            ---------------------------------
Cash flows from operating activities:
   Net Income                                                                      $  1,203         $  1,418
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                         402              171
      Depreciation of premises and equipment                                            677              640
      Net accretion of discounts on investments securities                              117              211
      Net deferred origination fees                                                      41               36
      Gain/Loss on sale of other real estate owned                                        7               (8)
      Deferred income taxes                                                            (102)              12
      Realized loss (gain) on sale of available for sale securities                      10               (8)
      Tax deduction in excess of book deduction on options exercised                      0              210
   Cash provided by (used in) changes in:
         Net changes in accrued interest receivable                                    (128)             (17)
         Net change in prepaids and other assets                                        (70)            (160)
         Net change in accrued interest payable                                          59              (76)
         Net change in accounts payable and accrued expenses                            555              133
                                                                            ---------------- ----------------
            Net cash provided by operating activities                                 2,771            2,562
                                                                            ---------------- ----------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities available for sale              22,469           21,069
   Proceeds from callable investment securities available for sale                        0            3,000
   Proceeds from sales of investment securities available for sale                    8,542            1,000
   Purchases of investment securities for sale                                      (23,920)         (15,686)
   Purchases of investment securities held to maturity                                    0           (1,500)
   Proceeds from maturities of investment securities held to maturity                     0              500
   Increase in loans, net of repayments                                             (22,582)         (10,618)
   Purchases of premises and equipment                                                 (946)          (1,936)
   Proceeds from sale of other real estate owned                                        100              211
                                                                            ---------------- ----------------
            Net cash used in investing activities                                   (16,337)          (3,960)
                                                                            ---------------- ----------------
Cash flows from financing activities:
   Net increase (decrease) in demand and savings deposits                            19,621           (3,356)
   Net increase (decrease) in other borrowings                                       (3,984)             481
   Stock options exercised                                                              130            1,197
   Dividends paid                                                                         0             (232)
                                                                            ---------------- ----------------
            Net cash provided by (used in) financing activities                      15,767           (1,910)
                                                                            ---------------- ----------------

            Net increase (decrease) in cash and cash equivalents                      2,201           (3,308)

Cash and cash equivalents, beginning of period                                       24,045           25,526
                                                                            ---------------- ----------------
Cash and cash equivalents, end of period                                           $ 26,246         $ 22,218
                                                                            ================ ================

               Centerstate Banks of Florida, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (in thousands of dollars)
                                   (continued)



Supplemental schedule of noncash transactions:
   Market value adjustment- securities available-for-sale
      Market value adjustments- securities                                          $ (104)           $ (214)
      Deferred income tax liability                                                     22                79
                                                                            ===============    ==============
   Unrealized loss on securities available-for-sale                                 $  (82)           $ (135)
                                                                            ===============    ==============
Transfer of loan to other real estate owned                                         $   64            $  175
                                                                            ===============    ==============
Cash paid during the period for:
   Interest                                                                         $6,902            $6,335
                                                                            ===============    ==============
   Income taxes                                                                     $  752            $  923
                                                                            ===============    ==============

See accompanying notes to financial statements.

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

NOTE 2:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Form S4 registration statement (file numbers 333-95087, 333-95089 and 333-95091). In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

NOTE 3:  Business Combination

The Company was formed to serve as a bank holding company for the three subsidiary banks. The formation of the holding company was recorded on a pooling-of-interests accounting basis, and, therefore, all historical financial presentations have been restated to reflect the merger.

NOTE 4:  Common Stock Outstanding and Earnings Per Share Data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).


                                                     For the three months ended Sept 30,
                                                -------------------------------------------------
                                                    2000                                 1999
                                        ------------------------------       --------------------------------
                                                   Weighted      Per                    Weighted        Per
                                                    Average     Share                    Average       Share
                                        Earnings    Shares      Amount       Earnings    Shares        Amount
                                        ------------------------------       --------------------------------
Basic EPS
   Net earnings available
      to common
      Shareholders                        $606    2,815,879      $0.22         $495    2,709,654        $0.18
                                                                 =====                                  =====
Effect of dilutive securities:
Incremental shares from
assumed exercise of stock
Options                                   $  0       13,610                    $  0      108,357
                                          ------------------                   -----------------
Diluted EPS
   Net earnings available to Common
   Stockholders and assumed
   Conversions                            $606    2,829,489      $0.21         $495    2,818,011        $0.18
                                          =================      =====         =================        =====


                                                        For the nine months ended Sept 30,
                                                  ----------------------------------------------
                                                    2000                                 1999
                                       -------------------------------     -----------------------------------
                                                  Weighted       Per                   Weighted         Per
                                                   Average      Share                   Average        Share
                                       Earnings    Shares       Amount      Earnings    Shares         Amount
                                       -------------------------------      ----------------------------------
Basic EPS
   Net earnings available
      to common
      shareholders                      $1,203    2,810,243      $0.43       $1,418    2,647,152        $0.54
                                                                 =====                                  =====
Effect of dilutive securities:
Incremental shares from
assumed exercise of stock
options                                 $    0       15,503                  $    0      131,901
                                        -------------------                  -------------------
Diluted EPS
   Net earnings available to Common
   Stockholders and assumed
   conversions                          $1,203    2,825,746      $0.43       $1,418    2,779,053        $0.51
                                        ===================      =====       ===================        =====

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

The table below sets forth the Company's comprehensive income for the periods indicated below (in thousands of dollars).


                                                             Three Months Ended               Nine Months Ended
                                                        Sept 30, 2000  Sept 30, 1999    Sept 30, 2000  Sept 30, 1999
                                                       -------------------------------  ------------------------------
Net income                                                   $606           $495            $1,203         $1,418
Other comprehensive income, net of tax
   change in unrealized market value adjustment
   on securities available for sale, net of tax               153            (14)              183           (446)
                                                       -------------------------------  ------------------------------
Comprehensive income                                         $759           $481            $1,386         $  972
                                                       ===============================  ==============================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

Overview

         The Company is a multi-bank holding company that was formed as a result of a merger of three independent commercial banks as of the close of business on June 30, 2000. The merger and organization of the Company was recorded using the pooling-of-interests accounting method. Therefore, all historical financial presentations have been restated to reflect the merger.

         Total assets of the Company were $296.6 million as of September 30, 2000, compared to $278.9 million at December 31, 1999, an increase of $17.7 million or 6.3%. This increase was primarily the result of the Company's internally generated loan growth funded by an increase in deposits.

Federal Funds Sold

         Federal funds sold was $14.3 million at September 30, 2000 as compared to $4.1 million at December 31, 1999, an increase of $10.2 million or 249%. The increase was due primarily to the favorable interest rates on overnight federal funds sold relative to short-term Treasury securities.

Investment Securities

         Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $52.9 million at September 30, 2000 compared to $59.8 million at December 31, 1999, a decrease of $6.9 million or 11.5%. These securities have been recorded at market value. The Company classifies the majority of its securities as "available-for-sale" to provide for greater flexibility to respond to changes in interest rates.

         Securities held-to-maturity, consisting of U.S. governmental agency securities, were $3.5 million at September 30, 2000 and $3.5 million at December 31, 1999. These securities have been recorded at cost net of unamortized premiums and discounts. The estimated market value of these securities was $3.5 million at September 30, 2000 and $3.5 million at December 31, 1999.

Loans

         Total gross loans were $200.2 million at September 30, 2000, compared to $177.8 million at December 31, 1999, an increase of $22.4 million or 12.6%. For the same period, real estate loans increased by $18.0 million or 13.6%, commercial loans increased by $1.0 million or 3.5%, and all other loans including consumer loans increased by $3.5 million or 20.4%. Total loans net of unearned fees and allowance for loan losses were $197.2 million at September 30, 2000, compared to $175.2 million at December 31, 1999, an increase of $22.0 million or 12.6%.

         The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

                                          Sept 30,                Dec 31,
                                            2000                    1999
                                     ------------------      -----------------
Real Estate Loans
   Residential                                $ 69,108               $ 60,538
   Commercial                                   68,535                 59,759
   Construction                                 12,557                 11,912
                                     ------------------      -----------------
Total Real Estate                              150,200                132,209

Commercial                                      29,700                 28,680
Other                                           20,326                 16,876
                                     ------------------      -----------------
    Gross Loans                                200,226                177,765

Unearned fees                                     (344)                  (302)
Allowance for loan losses                       (2,647)                (2,303)
                                     ------------------      -----------------
Total loans net of unearned fees
     and allowance for loan losses            $197,235               $175,160
                                     ==================      =================

Credit Quality and Allowance for Loan Losses

         The Company's allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At September 30, 2000, the allowance for loan losses was $2.6 million or 1.32% of total gross loans outstanding, compared to $2.3 million or 1.30%, at December 31, 1999.

         The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

                                              Nine Month Period end Sept 30,
                                                 2000               1999
                                             -----------       -------------
         Allowance at beginning of period        $2,303              $2,335
         Charge-offs
            Commercial Loans                         55                 142
            Real Estate Loans                        59                  79
            Consumer Loans                           44                  58
                                             -----------       -------------
         Total charge-offs                          158                 279

         Recoveries
            Commercial Loans                         37                  49
            Real Estate Loans                        57                   6
            Consumer Loans                            6                  17
                                             -----------       -------------
         Total Recoveries                           100                  72

         Net charge-offs                             58                 207
         Provision for loan losses                  402                 171
                                             -----------       -------------

         Allowance at end of period              $2,647              $2,299
                                             ===========       =============

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

         The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

                                                 Sept 30         Dec 31
                                                  2000            1999
                                               ---------      -----------
         Non-Accrual Loans                       $  556           $  474
         Accruing Loans Past Due 90 days+           348               58
         Other Real Estate Owned                    148              191
                                               ---------      -----------

         Total Non-Performing Assets             $1,052             $723
                                               =========      ===========

         As a Percent of Total Assets              0.35%            0.26%
                                               =========      ===========

         Allowance for Loan Losses               $2,647           $2,303
                                               =========      ===========

         Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of September 30, 2000, management believes that it had adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank Premises and Equipment

         Bank premises and equipment was $13.3 million at September 30, 2000, compared to $13.1 million at December 31, 1999, an increase of $0.2 million or 1.5%. This increase was primarily due to the construction of a new branch building and acquisition of related equipment, which opened for business during March 2000, and offset by depreciation and amortization of existing premises and equipment.

Deposits

         Total deposits were $267.6 million at September 30, 2000, compared to $248.0 million at December 31, 1999, an increase of $19.6 million or 7.9%. During the nine month period ended September 30, 2000, demand deposits increased by $0.1 million (0.2%), NOW deposits increased by $0.5 million (1.5%), savings and money market accounts increased by $9.9 million (2.0%), and time deposits increased by $9.2 million (7.5%).

Repurchase Agreements, Federal Reserve Bank Advances and other Borrowings

         The Company enters into agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. The Company also borrows short-term funding through Federal Reserve Bank advances and other borrowings. Collectively these short-term borrowings totaled $3.1 million at September 30, 2000, as compared to $7.1 million at December 31, 1999, a decrease of $4.0 million or 56%.

Stockholders' Equity

         Shareholders' equity at September 30, 2000, was $24.8 million, or 8.4% of total assets, compared to $23.3 million, or 8.4% of total assets at December 31, 1999. The increase in stockholders' equity was due to year-to-date net income, stock options exercised, and changes in the market value of securities available for sale, net of deferred taxes.

         The Comptroller of the Currency has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank's capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such "off- balance sheet" activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2000, all three of the Company's subsidiary banks exceeded the minimum capital levels to be considered "Well Capitalized" under the terms of the guidelines.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Overview

         Net income for the three months ended September 30, 2000 was $606 thousand or $0.22 per share (basic) and $0.21 per share diluted, compared to $495 thousand or $0.18 per share (basic) and $0.18 per share diluted for the same period in 1999.

         The return on average equity ("ROE"), calculated on an annualized basis, for the three month period ended September 30, 2000 was 9.85%, as compared to 8.89% for the same period in 1999.

Net Interest Income/Margin

         Net interest income increased $441 thousand or 16.2% to $3.2 million during the three month period ended September 30, 2000 compared to $2.7 million for the same period in 1999. The $441 thousand increase was the result of a $938 thousand increase in interest income which was partially offset by a $497 thousand increase in interest expense.

         Interest earning assets averaged $268.8 million during the three month period ended September 30, 2000 as compared to $250.7 million for the same period in 1999, an increase of $18.1 million, or 7.2%. The yield on average interest earning assets increased 0.88% to 8.43% during the three month period ended September 30, 2000, compared to 7.55% for the same period in 1999. The combined effects of the $18.1 million increase in average interest earning assets and the 0.88% increase in yield on average interest earning assets resulted in the $938 thousand increase in interest income between the two periods.

         Interest bearing liabilities averaged $226.5 million during the three month period ended September 30, 2000 as compared to $210.3 million for the same period in 1999, an increase of $16.2 million, or 7.7%. The cost of average interest bearing liabilities increased 0.60% to 4.43% during the three month period ended September 30, 2000, compared to 3.83% for the same period in 1999. The combined effects of the $16.2 million increase in average interest bearing liabilities and the 0.60% increase in the cost of the average interest bearing liabilities resulted in the $497 thousand increase in interest expense between the two periods.

         The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2000 and 1999 (in thousands of dollars).


                                                     Three Months Ended Sept 30,
                               ----------------------------------------------------------------------
                                              2000                                 1999
                               ---------------------------------     --------------------------------
                                Average     Interest    Average      Average     Interest     Average
                                Balance    Inc / Exp      Rate       Balance    Inc / Exp       Rate
                               ---------------------------------     --------------------------------
Loans (1) (2)                  $195,315      $4,575      9.37%      $161,709      $3,545       8.77%
Securities (3)                   73,456       1,092      5.95%        88,952       1,184       5.32%
                               ---------------------------------    ---------------------------------
Total Earning Assets            268,771       5,667      8.43%       250,661       4,729       7.55%

All Other Assets                 26,283                               25,285
                               --------                             --------
Total Assets                   $295,054                             $275,946
                               ========                             ========

Deposits (4)                    223,535       2,466      4.41%       205,151       1,967       3.84%
Borrowings                        2,985          43      5.76%         5,146          45       3.50%
                               ---------------------------------    ---------------------------------
Total Interest Bearing
     Liabilities                226,520       2,509      4.43%       210,297       2,012       3.83%


Demand Deposits                  43,094                               42,477
Other Liabilities                   839                                  904
Shareholders' Equity             24,601                               22,268
                               --------                             --------
Total Liabilities and
   Shareholders' Equity        $295,054                             $275,946
                               ========                             ========

Net Interest Spread (5)                                  4.00%                                 3.72%
                                                         =====                                 ======
Net Interest Income                          $3,158                               $2,717
                                             ======                               ======
Net Interest Margin (6)                                  4.70%                                 4.34%
                                                         =====                                 ======

Note 1: Loan balances are net of deferred origination fees and costs, and allowance for loan losses.
Note 2: Interest income on average loans include loan fee recognition of $171 thousand and $114 thousand for the three month periods ended September 30, 2000 and 1999.
Note 3: Includes securities available-for-sale, securities held-to-maturity, and federal funds sold.
Note 4: Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5: Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 6: Represents net interest income divided by total interest earning assets.

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $129 thousand for the three month period ended September 30, 2000 compared to $42 thousand for the same period in 1999. The addition was deemed appropriate by management due to the growth of the loan portfolio.

Non-interest Income

         Non-interest income for the three months ended September 30, 2000 increased $135 thousand, or 28%, to $617 thousand, compared to $482 thousand for the same period in 1999. The majority of the increase ($119 thousand) related to deposit account service charges. The remainder of the increase was related to other service charges and miscellaneous items. Non-interest income (annualized) as a percentage of total average assets was 0.84% for the three months ended September 30, 2000, compared to 0.70% for the same period in 1999.

Non-interest Expense

         Non-interest expense for the three months ended September 30, 2000 increased $293 thousand, or 12%, to $2.7 million, compared to $2.4 million for the same period in 1999. The primary causes for the increase relates to a new branch that opened in March 2000, and the cost of additional personnel in the accounting and internal audit / compliance areas. Salaries and employee benefits increased by $216 thousand (20.2%), occupancy and depreciation expenses increased by $42 thousand (8.0%), data processing expenses increased by $38 thousand (19.9%), and all remaining expenses together resulted in a net decrease of $3 thousand (0.5%).

Provision for Income Taxes

         The income tax provision for the three months ended September 30, 2000 was $351 thousand (an effective rate of 36.7%) compared to $266 thousand (an effective rate of 35.0%) for the same period in 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Overview

         Net income for the nine months ended September 30, 2000 was $1.2 million or $0.43 per share (basic) and $0.43 per share diluted, compared to $1.4 million or $0.54 per share (basic) and $0.51 per share diluted for the same period in 1999. The merger, SEC registration, and related cost recognized during the nine month period ended September 30, 2000 was approximately $342 thousand (net of tax) or $0.12 per share basic and diluted. As such, net income for the nine months ended September 30, 2000, excluding the merger/SEC and related expenses recognized during this period, would have been approximately $1.5 million or $0.55 per share (basic) and $0.55 per share diluted, compared to $1.4 million or $0.54 per share (basic) and $0.51 per share diluted for the same period in 1999.

         The return on average equity ("ROE") for the nine month period ended September 30, 2000 was 6.71% (approximately 8.62% excluding the merger/SEC related expenses), as compared to 8.69% for the same period in 1999.

Net Interest Income/Margin

         Net interest income increased $1.4 million or 17.7% to $9.3 million during the nine month period ended September 30, 2000 compared to $7.9 million for the same period in 1999. The $1.4 million increase was the result of a $2.1 million increase in interest income which was partially offset by a $0.7 million increase in interest expense.

         Interest earning assets averaged $265.0 million during the nine month period ended September 30, 2000 as compared to $253.9 million for the same period in 1999, an increase of $11.1 million, or 4.4%. The yield on average interest earning assets increased 0.73% to 8.19% during the nine month period ended September 30, 2000, compared to 7.46% for the same period in 1999. The combined effects of the $11.1 million increase in average interest earning assets and the 0.73% increase in yield on average interest earning assets resulted in the $2.1 million increase in interest income between the two periods.

         Interest bearing liabilities averaged $222.3 million during the nine month period ended September 30, 2000 as compared to $214.2 million for the same period in 1999, an increase of $8.1 million, or 3.8%. The cost of average interest bearing liabilities increased 0.27% to 4.17% during the nine month period ended September 30, 2000, compared to 3.90% for the same period in 1999. The combined effects of the $8.1 million increase in average interest bearing liabilities and the 0.27% increase in the cost of the average interest bearing liabilities resulted in the $0.7 million increase in interest expense between the two periods.

         The table below summarizes, the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2000 and 1999 (in thousands of dollars).


                                                   Nine Months Ended Sept 30,
                               ---------------------------------------------------------------------
                                             2000                                1999
                               --------------------------------     --------------------------------
                                Average    Interest    Average       Average    Interest     Average
                                Balance   Inc / Exp      Rate        Balance   Inc / Exp       Rate
                               --------------------------------     --------------------------------
Loans (1) (2)                  $189,536     $13,029      9.17%      $159,006     $10,453       8.77%
Securities (3)                   75,462       3,251      5.74%        94,850       3,754       5.28%
                               --------------------------------     --------------------------------
Total Earning Assets            264,998      16,280      8.19%       253,856      14,207       7.46%

All Other Assets                 26,781                               23,929
                               --------                             --------
Total Assets                   $291,779                             $277,785
                               ========                             ========

Deposits (4)                    218,485       6,808      4.15%       209,337       6,121       3.90%
Borrowings                        3,849         153      5.30%         4,876         138       3.77%
                               --------------------------------     --------------------------------
Total Interest Bearing
     Liabilities                222,334       6,961      4.17%       214,213       6,259       3.90%


Demand Deposits                  44,952                               41,115
Other Liabilities                   604                                  702
Shareholders' Equity             23,889                               21,755
                               --------                             --------
Total Liabilities and
   Shareholders' Equity        $291,779                             $277,785
                               ========                             ========

Net Interest Spread (5)                                  4.02%                                 3.56%
                                                        =======                                =====
Net Interest Income                         $ 9,319                              $ 7,948
                                            =======                              =======
Net Interest Margin (6)                                  4.69%                                 4.17%
                                                        =======                                =====

Note 1: Loan balances are net of deferred origination fees and costs, and allowance for loan losses.
Note 2: Interest income on average loans include loan fee recognition of $486 thousand and $400 thousand for the nine month periods ended September 30, 2000 and 1999.

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

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $402 thousand for the nine month period ended September 30, 2000 compared to $171 thousand for the same period in 1999. The addition was deemed appropriate by management due to the growth of the loan portfolio.

Non-interest Income

         Non-interest income for the nine months ended September 30, 2000 increased $0.3 million, or 21%, to $1.7 million, compared to $1.4 million for the same period in 1999. Service charges on deposit accounts increased $0.2 million (18%). Service charges and miscellaneous fees increased $0.1 million (38%). Non-interest income (annualized) as a percentage of total average assets was 0.79% for the nine months ended September 30, 2000, compared to 0.67% for the same period in 1999.

Non-interest Expense

         Non-interest expense for the nine months ended September 30, 2000 increased $1.6 million, or 23%, to $8.5 million, compared to $6.9 million for the same period in 1999. The primary causes for the increase relates to a new branch that opened in March 2000, and the cost of additional personnel in the accounting and internal audit / compliance areas. The merger/SEC related expenses recognized in the nine month period ended September 30, 2000 were $361 thousand. Salaries and employee benefits increased by $627 thousand (20.5%), occupancy and depreciation expenses increased by $177 thousand (11.8%), data processing expenses increased by $115 thousand (20.5%), and the total of all remaining expenses increased by $297 thousand (16.4%).

Provision for Income Taxes

         The income tax provision for the nine months ended September 30, 2000 was $931 thousand (an effective rate of 43.6%) compared to $819 thousand (an effective rate of 36.6%) for the same period in 1999. The effective tax rate increased primarily due to the amount of merger related expenses incurred that were not allowable tax deductions.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Shareholders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule (SEC use only)
         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000

               CENTERSTATE BANKS OF FLORIDA, INC AND SUBSIDIARIES

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CENTERSTATE BANKS OF FLORIDA, INC AND SUBSIDIARIES
                                  (Registrant)


Date: November 6, 2000                         By: /s/ JAMES H. WHITE
      ----------------                             -------------------
                                                   James H. White
                                                   Chairman, President and Chief
                                                   Executive Officer


Date: November 6, 2000                         By: /s/ JAMES J. ANTAL
      ----------------                             -------------------
                                                   James J. Antal
                                                   Senior Vice President
                                                   and Chief Financial Officer