Form 10KSB40
period 2000-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2001-03-23
CIK 1102266

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  -----------


                                  FORM 10-KSB



         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                       OR


         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 333-95087


                       CENTERSTATE BANKS OF FLORIDA, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                             59-3606741
             -------                                             ----------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


7722 STATE ROAD 544 EAST, SUITE 205, WINTER HAVEN, FLORIDA         33881
----------------------------------------------------------       ----------
         (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (863) 419-0833
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act:    NONE
                                                                    -----------

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                    ---------------------------------------
                                (Title of Class)



         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES  [X]     NO [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $24,647,000.

         The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,815,872 shares) on February 28, 2001, was approximately $31,289,000. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $13.375 per share on February 26, 2001. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's Common Stock are considered the affiliates of the issuer at that date.

         As of March 22, 2001, there were issued and outstanding 2,815,872 shares of the issuer's Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I   ....................................................................1

Item 1.           Business...................................................1
                  General....................................................1
                  Note about Forward-Looking Statements......................2
                  Lending Activities.........................................2
                  Deposit Activities.........................................4
                  Investments................................................4
                  Correspondent Banking......................................5
                  Data Processing............................................5
                  Effect of Governmental Policies............................5
                  Interest and Usury.........................................5
                  Supervision and Regulation.................................6
                  Competition...............................................13
                  Employees.................................................14
                  Statistical Profile and Other Financial Data..............14

Item 2.           Properties................................................14

Item 3.           Legal Proceedings.........................................14

Item 4.           Submission of Matters to a Vote of Security Holders.......14

PART II  ...................................................................15

Item 5.           Market for the Registrant's Common Equity and
                           Related Stockholder Matters......................15
                  Dividends.................................................15

Item 6.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............17

Item 7.           Financial Statements......................................38

Item 8.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure...........38

PART III ...................................................................38

                                                                         Page
                                                                         ----

Item 9.           Directors, Executive Officers, Promoters and
                           Control Persons; Compliance with
                           Section 16(a) of the Exchange Act...............38

Item 10.          Executive Compensation...................................38

Item 11.          Security Ownership of Certain Beneficial
                           Owners and Management...........................39

Item 12.          Certain Relationships and Related Transactions...........39

Item 13.          Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K.............................39

SIGNATURES.................................................................69

EXHIBIT INDEX..............................................................70

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Centerstate Banks of Florida, Inc. ("Centerstate" or the "Company") was incorporated under the laws of the State of Florida on September 20, 1999. Centerstate is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). On June 30, 2000, Centerstate closed separate merger transactions resulting in First National Bank of Osceola County ("First National/Osceola"), First National Bank of Polk County ("First National/Polk"), and Community National Bank of Pasco County ("Community National Bank") becoming separate wholly owned subsidiaries of Centerstate (the "Merger Transaction"). In the Merger Transaction, each outstanding share of common stock of First National/Osceola, First National/Polk and Community National Bank was converted into shares of Centerstate. Accordingly, as a result of the Merger Transaction, Centerstate owns all of the outstanding shares of First National/Osceola, First National/Polk and Community National Bank.

         First National/Osceola and Community National Bank commenced operations in 1989 and First National/Polk commenced operations in 1992. Each of the three banks (collectively, the "Banks") is subject to examination and regulation by the Office of the Comptroller of the Currency ("Comptroller of the Currency") and to a certain extent by the Federal Deposit Insurance Corporation (the "FDIC"). First National/Osceola's operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, Ocoee and Orlando, Florida. First National/Polk's operations are conducted from its main office located in Winter Haven, Florida, and branch offices located in Haines City and Davenport, Florida. Community National Bank's operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Wildwood, Groveland, Dade City, and Clermont, Florida.

         Centerstate provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by Centerstate include: demand interest- bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, Centerstate makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. Centerstate provides automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. Centerstate also offers online banking services to its customers. In addition to the foregoing services, the offices of Centerstate provide customers with extended banking hours. Centerstate does not have trust powers and, accordingly, no trust services are provided.

         The revenues of Centerstate are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for Centerstate's lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities. The principal expenses of Centerstate are the interest paid on deposits, and operating and general administrative expenses.

         As is the case with banking institutions generally, Centerstate's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the OCC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. Centerstate faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition."

         At December 31, 2000, Centerstate's primary assets were its ownership of stock of each of the three Banks. At December 31, 2000, Centerstate had total consolidated assets of $310.7 million, total consolidated deposits of $280.2 million, and total consolidated stockholders' equity of $25.3 million.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements, such as statements relating to Centerstate's financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect Centerstate's current views and expectations based largely upon the information currently available to Centerstate management and they are subject to inherent risks and uncertainties. Although Centerstate believes its expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, Centerstate does not undertake to update them in any manner except as may be required by Centerstate's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws. Centerstate's actual results may differ materially from Centerstate's forward-looking statements.

LENDING ACTIVITIES

         Centerstate offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in Centerstate's market area. Centerstate's consolidated net loans at December 31, 2000 and 1999 were $207.1 million, or 67% and $175.2 million or 63%, respectively, of total Centerstate consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. Centerstate has no foreign loans or loans for highly leveraged transactions.

         Centerstate's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of Centerstate's loans are made on a secured basis. As of December 31, 2000, approximately 77% of Centerstate's consolidated loan portfolio consisted of loans secured by mortgages on real estate and 14% of the loan portfolio consisted of commercial loans. At the same date, 9% of Centerstate's loan portfolio consisted installment, consumer, and other unsecured loans.

         The Company's commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Polk, Osceola and Pasco counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 14% of the Company's total loan portfolio as of December 31, 2000, compared to 16% at December 31, 1999.

         The Company's real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. The Company generally does not make fixed-rate commercial real estate loans for terms exceeding five years. Loans in excess of five years are generally adjustable. The Company's residential real estate loans generally are repayable in monthly installments based on up to a 15-year or a 30-year amortization schedule with variable interest rates.

         The Company's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

         For additional information regarding the Company's loan portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

         Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by the Company's loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

         Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. The Company attempts to minimize credit losses through various means. In particular, on larger credits, the Company generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Company attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

DEPOSIT ACTIVITIES

         Deposits are the major source of the Company's funds for lending and other investment activities. The Company considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 52% and 51% of the Company's consolidated total deposits at December 31, 2000 and 1999, respectively. Approximately 48% of the Company's consolidated deposits at December 31, 2000, were certificates of deposit compared to 49% at December 31, 1999. Generally, the Company attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 12% and 8% of the Company's consolidated total deposits at December 31, 2000 and 1999, respectively. The majority of the deposits of the Company are generated from Polk, Osceola and Pasco counties. The Company does not currently accept brokered deposits. For additional information regarding the Company's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

INVESTMENTS

         The Company invests a portion of its assets in U.S. Government agency obligations and federal funds sold. The Company's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

         With respect to the Company's investment portfolio, the Company's total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Occasionally, the Company may purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). Federal funds sold is the excess cash the Company has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

         The Company monitors changes in financial markets. In addition to investments for its portfolio, the Company monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. The Company attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Company needs cash, or economic conditions change to a more favorable rate environment.

CORRESPONDENT BANKING

         Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Company is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

         Management of the Company has established correspondent relationships with Independent Bankers' Bank of Florida and SunTrust Banks. The Company pays for such services.

DATA PROCESSING

         The Company outsources its data processing to two different national data processing service bureaus which provide a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

EFFECT OF GOVERNMENTAL POLICIES

         The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

INTEREST AND USURY

         The Company is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter the Company from continuing the process of originating loans.

SUPERVISION AND REGULATION

         Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company, First National/Osceola, First National/Polk and Community National Bank . This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Banks. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

         Bank Holding Company Regulation. The Company is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

         Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to:

         o   charter a national bank,

         o obtain deposit insurance coverage for a newly chartered institution,

         o   establish a new branch office that will accept deposits,

         o   relocate an office, or

         o merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

         In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

         The BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         Gramm-Leach-Bliley Act. Enacted in 1999, the Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

         The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

         Bank Regulation. The Banks are chartered under the national banking laws and their deposits are insured by the FDIC to the extent provided by law. The Banks are subject to comprehensive regulation, examination and supervision by the OCC and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the OCC, to whom each submits periodic reports regarding its financial condition and other matters. The OCC has a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC also has the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

         There are various statutory limitations on the ability of the Company to pay dividends. The OCC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of the Banks to pay dividends to the Company, see Part II - Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

         Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

         o the default of a commonly controlled FDIC insured depository institution; or

         o any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

         The FDIC Improvement Act of 1993 ("FDICIA") made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

         Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

         Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2000, Centerstate's Tier 1 and total risk-based capital ratios were 12.6% and 13.8%, respectively.

         Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2000, Centerstate's leverage ratio was 8.2%.

         FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized."

         The OCC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows:

         o an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

         o an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

         o an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

         o an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

         o an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets.

         The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

         Generally, FDICIA requires that an "undercapitalized" institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes "undercapitalized" and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

         o 5% of the institution's total assets at the time the institution becomes "undercapitalized" or

         o the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

         An "undercapitalized" institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the "prompt corrective action" sections of FDICIA.

         If an institution is "critically undercapitalized," it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any "critically undercapitalized" institution and to prohibit such an institution, without the appropriate Federal banking agency's prior written approval, from:

         o entering into any material transaction other than in the usual course of business;

         o engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

         o   paying excessive compensation or bonuses; and

         o paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution's normal market areas.

         The "prompt corrective action" provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become "undercapitalized." Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

         Additionally, FDICIA requires, among other things, that:

         o only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and

         o the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state- chartered institutions examined by state regulators.

         FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

         As of December 31, 2000, Centerstate and the Banks met the capital requirements of a "well capitalized" institution.

         The OCC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, the Company's management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary bank.

         Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

         Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of the Banks will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

         Branch Banking. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office.

         Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as the Banks). Upon receipt of such notice, the OCC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or state bank's voting stock, or if one or more other control factors set forth in the Act are present.

         Interstate Banking. Federal law provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state are permissible subject to certain limitations. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.

         Effect of Governmental Policies. The earnings and businesses of the Company and the Banks are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

COMPETITION

         The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Company does not currently provide. In addition, many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

         To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

EMPLOYEES

         As of December 31, 2000, Centerstate and the Banks collectively had 150 full-time equivalent employees. The employees are not represented by a collective bargaining unit. Centerstate and the Banks consider relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of the Company's business activities.

ITEM 2.           PROPERTIES

         Centerstate owns no real property. It occupies office space in the main office of First National/Polk, which is located at 7722 State Road 544 East, Suite 205, Winter Haven, Florida 33881.

ITEM 3.           LEGAL PROCEEDINGS

         The Banks are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against the Banks which, if determined adversely, would have a material adverse effect on the Company's consolidated financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The shares of Company Common Stock commenced trading on the OTC Bulletin Board on January 26, 2001 and on the Nasdaq National Market System on February 20, 2001. Prior to that time and since July 1, 2000 (the day the Company commenced business through the acquisition of all of the outstanding shares of the Banks in the Merger Transaction), the shares of Company Common Stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions. The following sets forth the high and low trading prices for certain trades of the Company Common Stock that occurred in transactions of Company Common Stock known to the Company management since July 1, 2000 (the day that the Company commenced business through the acquisition of all of the outstanding shares of the Banks):


                                                      2000
                                     ---------------------------------------
                                     HIGH             LOW             SHARES
                                     ----             ---             ------

1st Quarter                           -                -                -
2nd Quarter                           -                -                -
3rd Quarter                           0                0                0
4th Quarter                           0                0                0


         The Company had approximately 940 shareholders of record as of December 31, 2000.

DIVIDENDS

         The Company paid a cash dividend of $0.16 per share in November 2000. The payment of dividends by the Company is a decision of its Board based upon then-existing circumstances, including the Company's rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by the Company is dividends received from the Banks. Payments by the Banks to the Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Banks to pay dividends to the Company. The OCC also has the general authority to limit the dividends paid by national banks if such payment may be deemed to constitute an unsafe and unsound practice. As national banks, the Banks may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at December 31, 2000, and the results of operations of the Company for the years ended December 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of the Company presented elsewhere herein.


                      SELECTED CONSOLIDATED FINANCIAL DATA
                                  DECEMBER 31

------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except for per share data)   2000             1999            1998              1997            1996
------------------------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS:

Total Interest Income                          $    22,263      $    19,102      $    18,538      $    16,501      $    14,208
Total Interest Expense                              (9,647)          (8,318)          (8,784)          (7,734)          (6,880)
                                               -----------      -----------      -----------      -----------      -----------
                                                    12,616           10,784            9,754            8,767            7,329
Provision for Loan Losses                             (614)            (258)            (227)            (435)            (554)
                                               -----------      -----------      -----------      -----------      -----------
Net Interest Income After Provision for
     Loan Losses                                    12,002           10,526            9,527            8,332            6,775
Noninterest Income                                   2,384            1,907            1,545            1,256              845
Noninterest Expense                                (11,154)          (9,367)          (7,584)          (6,422)          (5,370)
                                               -----------      -----------      -----------      -----------      -----------
Income before Income Taxes                           3,232            3,066            3,488            3,166            2,250
Income Taxes                                        (1,324)          (1,120)          (1,201)          (1,191)            (838)
                                               -----------      -----------      -----------      -----------      -----------
Net Income                                     $     1,908      $     1,946      $     2,287      $     1,975      $     1,412
                                               ===========      ===========      ===========      ===========      ===========

PER COMMON SHARE DATA:

Basic Earnings Per Share                       $      0.68      $      0.73      $      0.90      $      0.84      $      0.61
Diluted Earnings Per Share                     $      0.67      $      0.70      $      0.85      $      0.78      $      0.58
Book Value Per Share                           $      8.99      $      8.34      $      8.16      $      7.33      $      6.61
Tangible Book Value Per Share                  $      8.94      $      8.37      $      7.99      $      7.26      $      6.57
Dividends                                      $      0.16      $      0.14      $      0.12      $      0.08      $      0.06
Actual Shares Outstanding                        2,815,872        2,794,847        2,549,445        2,421,279        2,317,918
Weighted Average Shares Outstanding              2,811,651        2,681,079        2,527,256        2,355,177        2,317,055
Diluted Weighted Average Shares Outstanding      2,826,704        2,775,184        2,687,422        2,522,078        2,445,174

BALANCE SHEET DATA:

Assets                                         $   310,662      $   278,882      $   276,084      $   230,176      $   197,630
Total Loans, net                                   207,133          175,161          151,790          137,624          120,680
Total Deposits                                     280,168          247,977          249,631          208,633          180,312
Short-Term Borrowings                                4,305            7,078            4,886            2,921            1,340
Shareholders' Equity                                25,321           23,312           20,794           17,747           15,328
Tangible Capital                                    25,164           23,397           20,377           17,569           15,230
Average Total Assets                               295,660          278,065          255,027          214,626          185,312
Average Loans (net)                                191,191          159,430          143,068          129,245          108,231
Average Interest Earning Assets                    269,316          253,008          232,565          195,716          169,905
Average Deposits                                   266,585          249,999          229,440          195,014          166,116
Average Interest Bearing Deposits                  221,748          208,176          193,811          166,751          143,264
Average Interest Bearing Liabilities               225,849          213,505          198,078          169,726          153,165
Average Shareholders' Equity                        24,220           22,047           19,397           16,321           14,616

                                  DECEMBER 31

-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except for per share data)      2000             1999             1998             1997            1996
-------------------------------------------------------------------------------------------------------------------------------



SELECTED FINANCIAL RATIOS:

Return on Average Assets                              0.65%            0.70%            0.90%            0.92%            0.76%
Return on Average Equity                              7.88%            8.83%           11.79%           12.10%            9.66%
Dividend Payout                                         24%              19%              13%              10%              10%
Efficiency (1)                                          74%              74%              67%              64%              66%
Net Interest Margin (2)                               4.68%            4.26%            4.19%            4.48%            4.31%
Net Interest Spread (3)                               4.00%            3.65%            3.54%            3.87%            3.87%

CAPITAL RATIOS:

Tier 1 Leverage Ratio                                 8.21%            8.38%            7.59%            7.77%            7.88%
Risk-Based Capital
  Tier 1                                             12.56%           13.57%           13.47%           13.23%           13.09%
  Total                                              13.81%           14.76%           14.71%           14.49%           14.34%
Average Equity to Average Assets                      8.19%            7.93%            7.61%            7.60%            7.89%

ASSET QUALITY RATIOS:

Net Charge-Offs to Average Loans                      0.10%            0.18%            0.06%            0.10%            0.25%
Allowance to Period End Loans                         1.30%            1.30%            1.51%            1.57%            1.54%
Allowance for Loan Losses to
     Nonperforming Loans                               256%             165%             122%             118%             123%
Nonperforming Assets to Total Assets                  0.34%            0.50%            0.69%            0.81%            0.77%

OTHER DATA:

Banking Locations                                       16               15               13               11                9
Full-Time Equivalent Employees                         150              142              121              102               92


(1) Efficiency ratio is noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

(2) Net interest margin is net interest income divided by total average earning assets.

(3) Net interest spread is the difference between the average yield on average earnings assets and the average yield on average interest bearing liabilities.


GENERAL

         Centerstate Banks of Florida, Inc. (the "Company") is a multi bank holding company that was formed as of the close of business June 30, 2000 as part of a merger of three independent commercial banks in central Florida (First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County). The business combination was accounted for using the pooling-of-interest accounting method. All historical financial presentations have been restated to reflect the merger. The outstanding shares of the three banks were converted into Company common stock at agreed upon exchange ratios described in the merger agreements. All of the shareholders of the three banks are now the shareholders of the Company, which owns all of the outstanding shares of the three banks. The three banks maintain their separate identities as wholly owned subsidiaries of the Company.

         The Company's principal asset is its ownership of the Banks. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Banks. The Company conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Company's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Company's interest rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Company's profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts. Non-interest expense consists of compensation and employee benefits, occupancy and equipment expenses, and other operating expenses.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999.

NET INCOME

         The Company's net income for the year ended December 31, 2000 was $1,908,000 or $0.68 per share (basic) and $0.67 per share (diluted), compared to $1,946,000 or $0.73 per share (basic) and $0.70 per share (diluted) for the year ended December 31, 1999. The one time cost of the merger, SEC registration, and NASDAQ registration related expenses net of taxes approximated $369,000 or $0.13 per share (basic and diluted). Without these one time charges, net income would have been $2,277,000 or $0.81 per share (basic and diluted) for the year ended December 31, 2000.

         The Company's return on average assets ("ROA") and return on average equity ("ROE") for the year ended December 31, 2000 were 0.65% and 7.88%, as compared to the ROA and ROE of 0.70% and 8.83% for the year ended December 31, 1999. The efficiency ratios for the year ended December 31, 2000 and 1999 were 74% and 74%, respectively.

         Net income decreased approximately $38,000 or 2% to $1,908,000 for the year ended December 31, 2000, compared to $1,946,000 for the same period during 1999. Net interest income and non-interest income increased by a combined amount of approximately $2,309,000, which was offset by an increase of approximately $1,787,000 in non interest expenses, primarily due to the one time cost related to the merger, SEC and other public registration related expenses of approximately $422,000 ($369,000 net of taxes), the opening of a new branch in March 2000, as well as investing in future growth by adding additional employees and equipment in other areas of the Company. The provision for loan losses increased by $356,000 and income tax expense increased by approximately $204,000.

         The improvement in net interest income was primarily due to an increase in average interest earning assets resulting from a growth in lending activities. The increase in non-interest income was a result of an increase in deposit related and other miscellaneous fees, both due to the overall growth of the loan and deposit portfolios.

NET INTEREST INCOME/MARGIN

         Net interest income consists of interest and fee income generated by earning assets, less interest expense.

         Net interest income increased $1,832,000 or 17% to $12,616,000 during the year ended December 31, 2000 compared to $10,784,000 for the year ended December 31, 1999. The $1,832,000 increase was a combination of a $3,161,000 increase in interest income and a $1,329,000 increase in interest expense.

         Average interest earning assets increased $16,308,000 to $269,316,000 during the year ended December 31, 2000, compared to $253,008,000 for the year ended December 31, 1999. Comparing these same two periods, yield on average interest earning assets increased from 7.55% to 8.27%, respectively. The increase in volume had a positive effect on the change in interest income ($1,965,000 volume variance), and the increase in yields also had a positive effect on the change in interest income ($1,196,000 rate variance). The result was a $3,161,000 increase in interest income.

         Average interest bearing liabilities increased $12,344,000 to $225,849,000 during the year ended December 31, 2000, compared to $213,505,000 for the year ended December 31, 1999. Comparing these same two periods, the cost of average interest bearing liabilities increased from 3.90% to 4.27%, respectively. The increase in volume resulted in an increase in interest expense ($292,000 volume variance), and the increase in yields also resulted in an increase in interest expense ($1,037,000 rate variance). The result was a $1,329,000 increase in interest expense. Refer to the tables Average Balances - Yields & Rates, and Analysis Of Changes In Interest Income And Expenses below.

                       AVERAGE BALANCES - YIELDS & RATES
                           (Dollars are in Thousands)


                                                                   Years Ended December 31,
                                            -------------------------------------------------------------------
                                                         2000                                1999
                                          --------------------------------     --------------------------------
                                           Average    Interest     Average     Average     Interest     Average
                                           Balance    Inc / Exp     Rate       Balance     Inc / Exp      Rate
                                          ---------   ---------   --------     --------    ---------    -------

ASSETS:

Federal Funds Sold                        $  16,057   $  1,025      6.38%      $  11,186   $    555       4.97%
Securities Available for Sale                56,014      3,195      5.70%         75,284      4,069       5.40%
Securities Held to Maturity                   3,522        183      5.20%          4,746        202       4.28%
Loans (1) (2)                               193,723     17,860      9.22%        161,792     14,276       8.82%
                                          ---------   --------      ----       ---------   --------       ----
TOTAL EARNING ASSETS                      $ 269,316   $ 22,263      8.27%      $ 253,008   $ 19,102       7.55%
Allowance for Loan Losses                    (2,533)                              (2,362)
All Other Assets                             28,877                               27,419
                                          ---------                             --------
TOTAL ASSETS                              $ 295,660                            $ 278,065
                                          =========                             ========

LIABILITIES & SHAREHOLDERS' EQUITY:

Deposits:
  Now                                     $  35,635   $    356      1.00%      $  31,571   $    328       1.04%
  Money Market                               36,819      1,590      4.32%         26,798        900       3.36%
  Savings                                    21,895        423      1.93%         21,591        448       2.07%
  Time Deposits                             127,399      7,059      5.54%        128,216      6,413       5.00%
Short Term Borrowings                         4,101        219      5.36%          5,329        229       4.26%
                                          ---------   --------  ---------       --------    -------   ---------
TOTAL INTEREST BEARING
LIABILITIES                               $ 225,849   $  9,647      4.27%      $ 213,505   $  8,318       3.90%
Demand Deposits                              44,838                               41,824
Other Liabilities                               753                                  689
Shareholders' Equity                         24,220                               22,047
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $ 295,660                            $ 278,065
                                          =========                             ========

NET INTEREST SPREAD (3)                                             4.00%                                 3.65%
                                                                 =========                             =========
NET INTEREST INCOME                                   $ 12,616                             $ 10,784
                                                      ========                              =======
NET INTEREST MARGIN (4)                                             4.68%                                 4.26%
                                                                 =========                             =========

---------------
(1)  Loan balances are net of deferred fees/cost of origination

(2) Interest income on average loans includes loan fee recognition of $673,000 and $572,000 for the years ended December 31, 2000 and 1999.

(3) Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

(4)  Represents net interest income divided by total earning assets.

              ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                           (Dollars are in Thousands)


                                              Net Change Dec 31, 1999 - 2000
                                             --------------------------------
                                                                        Net
                                             Volume(1)    Rate(2)     Change
                                             --------     -------     -------

         INTEREST INCOME
             Federal Funds sold               $   242     $   227     $   469
             Securities Available for Sale     (1,042)        168        (874)
             Securities Held to Maturity          (52)         32         (20)
             Loans                              2,817         769       3,586
                                              -------     -------     -------
         TOTAL INTEREST INCOME                $ 1,965     $ 1,196     $ 3,161
                                              -------     -------     -------
         INTEREST EXPENSE
             Deposits
                  NOW  accounts               $    42     $   (14)    $    28
                  Money Market accounts           337         353         690
                  Savings                           6         (31)        (25)
                  Time Deposits                   (41)        684         643
             Short-Term  Borrowings               (52)         45          (7)
                                              -------     -------     -------
         TOTAL INTEREST EXPENSE               $   292     $ 1,037     $ 1,329
                                              -------     -------     -------
         NET INTEREST INCOME                  $ 1,673     $   159     $ 1,832
                                              =======     =======     =======


(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the current period.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb inherent losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by charge-offs net of recoveries on prior period loan charge-offs. In determining the adequacy of the reserve for loan losses, management considers those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment and the overall portfolio composition. As these factors change, the level of loan loss provision changes.

         The provision for loan loss expense increased $356,000 or 138% to $614,000 during the year ended December 31, 2000, as compared to $258,000 for the year ended December 31, 1999, due primarily to an increase in general lending activity. At December 31, 2000, the allowance for loan losses totaled $2,730,000, or 1.30%, of total loans outstanding, compared to $2,302,000, also 1.30% of total loans outstanding at December 31, 1999.

         Management believes that the Company's allowance for loan losses is adequate. The following sets forth certain information on the Company's allowance for loan losses for the periods presented.

                     ACTIVITY IN ALLOWANCE FOR LOAN LOSSES
                           (In Thousands of Dollars)


                                                                         December 31,
                                                                   --------------------------
                                                                      2000             1999
                                                                   ---------        ---------

         Balance at Beginning of Year                              $   2,302        $   2,335

         Loans Charged-Off:
             Commercial, Financial & Agricultural                        (72)            (237)
             Real Estate, Mortgage                                      (154)             (79)
             Consumer                                                    (83)             (58)
                                                                   ---------        ---------
         Total Loans Charged-Off                                   $    (309)       $    (374)
                                                                   ---------        ---------

         Recoveries on Loans Previously Charged-Off

             Commercial, Financial & Agricultural                  $      44        $      57
             Real Estate Mortgage                                         65                9
             Consumer                                                     14               17
                                                                   ---------        ---------
         Total Loan Recoveries                                     $     123        $      83
                                                                   ---------        ---------


         Net Loans Charged-Off                                     $    (186)       $    (291)
                                                                   ---------        ---------

         Provision for Loan Losses Charged
              to Expense                                           $     614        $     258
                                                                   ---------        ---------

         Ending Balance                                            $   2,730        $   2,302
                                                                   =========        =========

         Total Loans Outstanding (net of deferred fees/costs)      $ 209,863        $ 177,463
         Average Loans Outstanding                                 $ 193,723        $ 161,792

         Allowance for Loan Losses to Loans Outstanding                 1.30%            1.30%
         Net Charge-offs to Average Loans
              Outstanding                                               0.10%            0.18%


NON-INTEREST INCOME

         Non-interest income for 2000 increased by $477,000, or 25% to $2,384,000 as compared to $1,907,000 for the year ending December 31,1999. The net increase was primarily comprised of a $372,000 increase in service fees on various deposit accounts. The remaining $105,000 net increase was primarily the result of increases in other service charges and fees net of a $14,000 decrease in net gain/loss on the sale of securities and a $21,000 decrease in the net gain/loss on the sale of repossessed real estate.

NON-INTEREST EXPENSE

         Non-interest expense increased $1,787,000, or 19%, to $11,154,000 for the year ended December 31, 2000, compared to $9,367,000 for the year ended December 31, 1999. The increase was a result of the one time charges for the merger and other public registration related expenses of $422,000, a $854,000 increase in compensation and related employee benefits, a $182,000 increase in occupancy and related equipment expenses, a $139,000 increase in data processing expenses, and all remaining net increases in non-interest expense (approximately $190,000) summarized in the table below - Non-Interest Expenses. The primary reasons for the increase in non interest expense was the one time charges related to the merger and other public registration related expenses referred to above, a new full service branch office that opened in March 2000, and an increase in employees and equipment required to sustain the overall growth of the Company.

                              NON INTEREST EXPENSE
                           (Dollars are in Thousands)


                                                                         Years Ended Dec 31
                                                                   --------------------------------
                                                                    2000        1999     Incr(Decr)
                                                                   -------     ------    ----------

         Salary, wages and employee benefits                       $ 4,971     $4,117     $   854
         Occupancy expense                                           1,284      1,213          71
         Depreciation of premises and equipment                        889        778         111
         Stationary and printing supplies                              332        328           4
         Advertising and public relations                              236        212          24
         Data processing expense                                       891        752         139
         Legal & professional fees                                     185        275         (90)
         Other operating expenses                                    1,944      1,692         252
         Merger and other public registration related expenses         422          0         422
                                                                   -------     ------     -------
         Total other operating expenses                            $11,154     $9,367     $ 1,787
                                                                   =======     ======     =======


INCOME TAXES PROVISION

         The income tax provision for the year ended December 31, 2000, was $1,324,000, an effective tax rate of 41.0%, as compared to $1,120,000 for the year ended December 31, 1999, an effective tax rate of 36.5%. The increase in the effective tax rate is due to certain merger and SEC registration expenses that were not deductible for federal or state taxes.


COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2000 AND DECEMBER 31, 1999

OVERVIEW

         As of December 31, 2000, the Company had total assets of $310.7 million, compared to $278.9 million as of December 31, 1999. As of December 31, 2000 total net loans were $207.1 million and total deposits were $280.2 million, compared to $175.2 million and $248.0 million as of December 31, 1999.

LOANS

         Lending-related income is the most important component of the Company's net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2000, were $193,723,000, or 72% of earning assets, as compared to $161,792,000, or 64% of earning assets, for December 31, 1999. Total loans, net of unearned fees/cost, at December 31, 2000 and 1999 were $209,863,000 and $177,463,000 respectively. This represents a loan to total asset ratio of 68% and 64% and a loan to deposit ratio of 75% and 72%, at December 31, 2000 and 1999 respectively, and an increase of $32,400,000, or 18%. The growth in loans during this period was mainly due to the general growth in the market and the calling efforts of the loan officers.

         Total residential real estate loans totaled $71,860,000 and total commercial real estate loans totaled $74,144,000, making up 34% and 36% (combined total of 70%) of the loan portfolio as of December 31, 2000, respectively. Construction loans totaled $13,250,000, or 6% of the loan portfolio. Commercial, financial and agricultural loans totaled $29,312,000, or 14% of the loan portfolio. Installment and consumer loans totaled $21,657,000, or 10% of the loan portfolio.

         Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities, which collectively could be similarly impacted by economic or other conditions and when the total of such amounts would exceed 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations in geographic as well as in types of loans funded. The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

                           LOAN PORTFOLIO COMPOSITION
                           (In thousands of dollars)



         TYPES OF LOANS                                 December 31,
         ------------------------------------     ------------------------
                                                     2000           1999
                                                  ---------      ---------
         Real Estate Loans:
         Residential                              $  71,860      $  60,538
         Commercial                                  74,144         59,758
         Construction                                13,250         11,913
                                                  ---------      ---------
         Total Real Estate Loans                    159,254        132,209

         Commercial, financial & agricultural        29,312         28,680
         Installment & consumer loans                21,657         16,876
                                                  ---------      ---------
         Total Loans - Gross                        210,223        177,765

         Less:  unearned fees/costs                    (360)          (302)
                                                  ---------      ---------
         Total Loans, net of unearned fees          209,863        177,463

         Less:  Allowance for loan losses            (2,730)        (2,302)
                                                  ---------      ---------
         Total Loans, net                         $ 207,133      $ 175,161
                                                  =========      =========

                             LOAN MATURITY SCHEDULE
                           (In thousands of dollars)

                                                                      December 31, 2000
                                                         --------------------------------------------
                                                          0 - 12      1 - 5       Over 5
                                                          Months      Years       Years        Total
                                                         -------     -------     -------     --------

         All loans other than construction               $84,143     $69,866     $42,964     $196,973
         Real Estate - construction                       11,281       1,534         435       13,250
                                                         -------     -------     -------     --------
         Total                                           $95,424     $71,400     $43,399     $210,223
                                                         =======     =======     =======     ========
         Fixed interest rate                             $20,819     $64,404     $28,676     $113,899
         Variable interest rate                           74,605       6,996      14,723       96,324
                                                         -------     -------     -------     --------
         Total                                           $95,424     $71,400     $43,399     $210,223
                                                         =======     =======     =======     ========


                                                                       December 31, 1999
                                                         --------------------------------------------
                                                          0 - 12      1 - 5       Over 5
                                                          Months      Years       Years        Total
                                                         -------     -------     -------     --------
         All loans other than construction               $80,911     $53,491     $31,450     $165,852
         Real Estate - construction                       11,913           0           0       11,913
                                                         -------     -------     -------     --------
         Total                                           $92,824     $53,491     $31,450     $177,765
                                                         =======     =======     =======     ========
         Fixed interest rate                             $19,614     $48,665     $18,933     $ 87,212
         Variable interest rate                           73,210       4,826      12,517       90,553
                                                         -------     -------     -------     --------
         Total                                           $92,824     $53,491     $31,450     $177,765
                                                         =======     =======     =======     ========


CREDIT QUALITY

         The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications. The historical loan loss element represents an assessment of potential credit problems and is determined using loan loss experience of each loan type. Management also weighs general economic conditions, the risk characteristics of various classifications of loans, credit record of its borrowers, the fair market value of underlying collateral and other factors. The Company is committed to the early recognition of problems and to maintaining a sufficient allowance. At December 31, 2000, the allowance for loan losses was $2,730,000 or 1.30% of total loans outstanding, net of unearned fees, compared to $2,302,000, also 1.30%, at December 31, 1999.

         Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned. Loans are placed on a non-accrual status when they are past due 90 days and management believes the borrower's financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status.

         Total non-performing assets as of December 31, 2000, increased $345,000 or 48% to $1,068,000, compared to $723,000 as of December 31, 1999.
Non-performing loans, as a percentage of total assets at December 31, 2000 and December 31, 1999, was .34% and .26%, respectively. Management believes that the allowance for loan losses at December 31, 2000 was adequate.

         Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. While management believes it uses the best information available at the time to make a determination with respect to allowance for loan losses, management recognizes that many factors can adversely impact various segments of its market, and subsequent adjustments in the allowance may be necessary if future economic indications or other factors differ from the assumptions used in making the initial determination or if regulatory policies change. As such management continuously focuses its attention on promptly identifying and providing for potential problem loans, as they arise. Although the total allowance for loan losses is available to absorb losses from all loans, management allocates the reserve among the general loan portfolio categories for informational and regulatory reporting purposes. The tables below summarize the Company's non performing assets and allocation of allowance for loan losses for the periods provided. Interest income not recognized on non accrual loans was approximately $29 and $52 for the years ended December 31, 2000 and 1999, respectively. Interest income recognized on impaired loans was approximately $123 and $52 for the years ended December 31, 2000 and 1999, respectively.


                             NON-PERFORMING ASSETS
                           (In thousands of dollars)

                                                           December 31,
                                                        ------------------
                                                          2000        1999
                                                        ------      ------

         Non-Accrual Loans                              $  837      $  474
         Past Due Loans 90 Days or More
              and Still Accruing Interest                   92          59
         Other Real Estate Owned                           139         190
                                                        ------      ------
         Total Non-Performing Assets                    $1,068      $  723
                                                        ======      ======

         Percent of Total Assets                          0.34%       0.26%
                                                        ======      ======
         Allowance for Loan Losses                      $2,730      $2,302
                                                        ======      ======
         Allowance for Loan Losses to
              Nonperforming Loans                          256%        318%
                                                        ======      ======


                                                    Dec 31, 2000  Dec 31, 1999
                                                    ------------  ------------

              Restructured loans                        $    0      $    0
                                                        ------      ------
              Recorded investment in impaired loans     $1,649      $1,466
                                                        ------      ------
              Allowance for loan losses related to
                       impaired loans                   $  362      $  231
                                                        ------      ------



                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                           (In thousands of dollars)


                                                     December 31, 2000        December 31, 1999
                                                  ----------------------    ----------------------
                                                            Percent of                Percent of
                                                           Loans in Each             Loans in Each
                                                            Category to               Category to
                                                  Amount    Total Loans     Amount    Total Loans
                                                  ------   -------------    ------   -------------

         Real Estate Loans:
         Residential                              $  324         34%        $  153         34%
         Commercial                                1,342         36%           651         34%
         Construction                                130          6%            84          7%
                                                  ------        ---         ------        ---
         Total Real Estate Loans                   1,796         76%           888         75%
         Commercial, financial & agricultural        642         14%           614         16%
         Installment, consumer & other               292         10%           800          9%
                                                  ------        ---         ------        ---
         Total                                    $2,730        100%        $2,302        100%
                                                  ======        ===         ======        ===

DEPOSITS AND FUNDS PURCHASED

         Total deposits increased $32,191,000, or 13%, to $280,168,000 as of December 31, 2000, compared to $247,977,000 at December 31, 1999. The Company does not rely on purchased or brokered deposits as a source of funds. Instead, the generation of deposits within its market area serves as the Company's fundamental tool in providing a source of funds to be invested primarily in loans. The table below summarizes selected deposit information for the periods indicated.

                 SELECTED STATISTICAL INFORMATION FOR DEPOSITS
                           (In thousands of dollars)



                                          December 31, 2000      December 31, 1999
                                          -----------------      -----------------
                                          Average                Average
                                          Balance      Rate      Balance      Rate
                                          --------     ----      --------     ----
         Noninterest-bearing
              demand deposits             $ 44,838     0.00%     $ 41,824     0.00%
         NOW accounts                       35,635     1.00%       31,571     1.04%
         Money market accounts              36,819     4.32%       26,798     3.36%
         Savings accounts                   21,895     1.93%       21,591     2.07%
         Time deposits                     127,399     5.54%      128,216     5.00%
                                          --------     ----      --------     ----
               Total Average Deposits     $266,586     3.62%     $250,000     3.23%
                                          ========     ====      ========     ====


                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                           (In thousands of dollars)


                                                   December 31,
                                            ------------------------
                                               2000             1999
                                            -------          -------
         Three months or less               $ 9,114          $ 4,801
         Three through six months             7,900            5,539
         Six through twelve months           11,337            6,376
         Over twelve months                   6,140            3,801
                                            -------          -------
                            Total           $34,491          $20,517
                                            =======          =======



REPURCHASE AGREEMENTS AND FEDERAL RESERVE BANK ADVANCES

         The Company's subsidiary Banks enter into agreements to borrow short term funds via Federal Reserve Bank advances and also enter into agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these short-term borrowing agreements for the years ended December 31, 2000, and 1999, was approximately $4,099,000 and $5,301,000, respectively. Interest expense for the same periods was approximately $219,000 and $229,000, respectively, resulting in an average rate paid of 5.34% and 4.32% for the years ended December 31, 2000, and 1999, respectively.

                                        SCHEDULE OF SHORT-TERM BORROWINGS (1)
                                              (In thousands of dollars)


                                    Maximum                        Average                        Weighted
                                  Outstanding                   Interest Rate                     Average
                                    at any          Average      during the        Ending      Interest Rate
                                   Month End        Balance         Year           Balance      at Year End
                                  -----------       -------     --------------     ------      -------------

         YEAR ENDED DECEMBER 31,
         2000                       $7,541          $4,099          5.34%          $4,305          5.60%
         1999                       $8,130          $5,301          4.32%          $7,078          4.37%

---------------

(1) Consists of securities sold under agreements to repurchase and Federal Reserve Bank advances


SECURITIES

         The Company accounts for investments at fair value except for those securities which the Company has the positive intent and ability to hold to maturity. Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included as a separate component of stockholders' equity net of the effect of income taxes. Realized gains and losses on investment securities available for sale are computed using the specific identification method.

         Securities that management has the intent and the Company has the ability at the time of purchase or origination to hold until maturity are classified as investment securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the statement of operations.

         The Company does not engage in trading activities as defined in Statement of Financial Accounting Standard Number 115.

         The Company's available for sale portfolio totaled $49,742,000 at December 31, 2000 and $59,827,000 at December 31, 1999, or 16% and 21%,
respectively, of total assets. The held to maturity portfolio totaled $3,509,000 at December 31, 2000, and $3,532,000 at December 31, 1999, or 1% and
1%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

         The Company uses its securities portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When the Company's liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. The Company has designated substantially all of its securities as available for sale to provide flexibility, in case an immediate need for liquidity arises. The composition of the portfolio offers management full flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $250,000 on December 31, 2000, and a net unrealized loss of approximately $424,000 on December 31, 1999.

         The Company invests primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States and obligations of agencies of the United States. In addition, the Company enters into federal funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The Federal Reserve Bank also requires equity investments to be maintained by the Company. The tables below summarize the maturity distribution of securities, weighted average yield by range of maturities, and distribution of securities for the periods provided.


                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                           (In thousands of dollars)


                                                         December 31, 2000             December 31, 1999
                                                      --------------------------   --------------------------
                                                      Amortized      Estimated     Amortized      Estimated
         AVAILABLE-FOR-SALE                              Cost       Market Value      Cost       Market Value
         ------------------                           ---------     ------------   ---------     ------------

         U.S. Treasury and U.S. Government
            Agencies and Corporations and
            Obligations of State and Political
            Subdivisions:
                 One year or less                       $23,000        $23,012        $40,444        $40,242
                 Over one through five years             25,030         25,268         18,366         18,144
                 Over ten years                           1,000          1,000          1,000          1,000
         Federal Reserve Bank stock                         462            462            441            441
                                                        -------        -------        -------        -------
         Total                                          $49,492        $49,742        $60,251        $59,827
                                                        =======        =======        =======        =======

         HELD-TO-MATURITY
         ----------------

         U.S. Government Agencies and Treasuries

                 One year or less                       $ 2,009        $ 1,998        $     0        $     0
                 Over one through five years              1,500          1,493          3,532          3,457
                                                        -------        -------        -------        -------
         Total                                          $ 3,509        $ 3,491        $ 3,532        $ 3,457
                                                        =======        =======        =======        =======


                 WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES
        (Average yields on securities available for sale are calculated based on amortized cost)


                                              Dec 31,         Dec 31,
                                              -------         -------
                                               2000             1999
                                              -------         -------
         One year or less                        5.80%           5.21%
         Over one through five years             6.20%           5.59%
         Over ten years                          6.79%           6.60%



                     DISTRIBUTION OF INVESTMENT SECURITIES
                           (In thousands of dollars)


                                                 December 31, 2000            December 31, 1999
                                             -----------------------       -----------------------
                                             Amortized        Fair         Amortized        Fair
         AVAILABLE-FOR-SALE                     Cost          Value           Cost          Value
         ------------------                  ---------       -------       ---------       -------

            US Treasury Securities            $38,973        $39,214        $34,410        $34,216
            US Government Agencies              8,522          8,532         24,150         23,930
            State, County, & Municipal          1,000          1,000          1,000          1,000
            Mortgage-Backed Securities            535            534            250            240
            Federal Reserve Bank stock            462            462            441            441
                                              -------        -------        -------        -------
            Total                             $49,492        $49,742        $60,251        $59,827
                                              =======        =======        =======        =======


         HELD-TO-MATURITY

            US Government Agencies              3,509          3,491          3,532          3,457
                                              -------        -------        -------        -------
            Total                             $ 3,509        $ 3,491        $ 3,532        $ 3,457
                                              =======        =======        =======        =======

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Market and public confidence in the financial strength of the Company and financial institutions in general will largely determine the Company's access to appropriate levels of liquidity. This confidence is significantly dependent on the Company's ability to maintain sound asset quality and appropriate levels of capital reserves.

         Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

         Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. In addition to interest rate-sensitive deposits, the primary demand for liquidity is anticipated fundings under credit commitments to customers.

         Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. The measurement of the Company's interest rate sensitivity, or gap, is one of the principal techniques used in asset and liability management. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize overall interest rate risks.

         The asset mix of the balance sheet is evaluated continually in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

         The Company's gap and liquidity positions are reviewed periodically by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2000, approximately 46% of total gross loans were adjustable rate and 49% of total securities either reprice or mature in less than one year. Deposit liabilities consisted of approximately $36,335,000 (13%) in NOW accounts, $63,799,000 (23%) in Money Market Accounts and Savings, $133,133,000 (47%) in time deposits and $46,901,000 (17%) in non-interest bearing demand accounts. At December 31, 1999, approximately 51% of total gross loans were adjustable rate and 66% of total securities either reprice or mature in less than one year. Deposit liabilities consisted of approximately $33,140,000 (14%) in NOW, $50,192,000 (20%) in Money Market Accounts and Savings, $122,064,000 (49%) in time deposits, and $42,581,000 (17%) in non-interest bearing demand accounts. A rate sensitivity analysis is presented below as of December 31, 2000 and December 31, 1999.

         The Company has prepared a table which presents the market risk associated with financial instruments held by the company. In the "Rate Sensitivity Analysis" table, rate sensitive assets and liabilities are shown by maturity or repricing periods, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, if the Company had to dispose of such instruments at December 31, 2000, and December 31, 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000, and December 31, 1999, should not necessarily be considered to apply at subsequent dates.

                           RATE SENSITIVITY ANALYSIS
                               December 31, 2000
                           (In thousands of dollars)

                                                                                                                        Est. Fair
(Dollars in thousands)             0-1 Yr       1-2 Yrs      2-3 Yrs      3-4 Yrs      4-5 Yrs    5 Yrs +     TOTAL       Value
----------------------            ---------     --------     --------     --------     -------    -------    --------    --------

INTEREST  EARNING ASSETS:

Loans
   Fixed Rate Loans(3)            $  20,819     $  9,999     $ 21,517     $ 15,891     $16,997    $28,676    $113,899    $114,370
       Average Interest Rate           9.03%        8.97%        9.10%        8.59%       8.99%      8.44%       8.82%
   Variable Rate Loans(3)            76,476        3,427        8,982        3,833       2,023      1,583      96,324      96,324
       Average Interest Rate           9.46%       10.00%        8.98%        8.59%      10.30%     10.13%       9.43%
Investment Securities(1)
   Fixed Rate Investments            23,000       21,703        3,327            0           0          0      48,030      48,280
       Average Interest Rate           5.80%        6.24%        5.91%                                           6.01%
   Variable Rate Investments          1,000            0            0            0           0          0       1,000       1,000
       Average Interest Rate           6.79%                                                                     6.79%
Federal Funds Sold                   15,652            0            0            0           0          0      15,652      15,652
   Average Interest Rate               6.43%                                                                     6.43%
Other Earning Assets(2)                 462            0            0            0           0          0         462         462
   Average Interest Rate               6.00%                                                                     6.00%
                                  ---------     --------     --------     --------     -------    -------    --------    --------
Total Interest-Earning Assets     $ 137,409     $ 35,129     $ 33,826     $ 19,724     $19,020    $30,259    $275,367    $276,088
   Average Interest Rate               8.41%        7.38%        8.76%        8.59%       9.13%      8.52%       8.39%
                                  =========     ========     ========     ========     =======    =======    ========

INTEREST BEARING LIABILITIES

NOW                               $  36,335     $     --     $     --     $     --     $    --    $    --    $ 36,335    $ 36,335
   Average Interest Rate               1.01%                                                                     1.01%
Money Market                         42,207            0            0            0           0          0      42,207      42,207
   Average Interest Rate               4.79%                                                                     4.79%
Savings                              21,592            0            0            0           0                 21,592      21,592
   Average Interest Rate               1.97%                                                                     1.97%
CDs $100,000 & Over                  28,350        4,817        1,090          130         104          0      34,491      34,670
   Average Interest Rate               6.19%        6.71%        6.04%        5.10%       7.50%                  6.26%
CDs Under $100,000                   78,635       12,987        3,641        1,043       2,336          0      98,642      98,698
   Average Interest Rate               5.82%        6.10%        5.96%        5.59%       6.38%                  5.87%
Securities Sold Under
Repurchase Agreement                  4,305            0            0            0           0          0       4,305       4,305
   Average Interest Rate               5.61%                                                                     5.61%
                                  ---------     --------     --------     --------     -------    -------    --------    --------
Total Interest-Bearing            $ 211,424     $ 17,804     $  4,731     $  1,173     $ 2,440    $    --    $237,572    $237,807
   Average Interest Rate               4.44%        6.26%        5.98%        5.53%       6.43%                  4.63%
                                  =========     ========     ========     ========     =======    =======    ========

Interest sensitivity gap            (74,015)      17,325       29,095       18,551      16,580     30,259
Cumulative gap                      (74,015)     (56,690)     (27,595)      (9,044)      7,536     37,795
Cumulative gap to total assets        -23.8%       -18.2%        -8.9%        -2.9%        2.4%      12.2%

---------------

(1)  Securities are shown at amortized cost.

(2)  Represents interest earning Federal Reserve stock.

(3)  Loans are shown at gross value.

                           RATE SENSITIVITY ANALYSIS
                               December 31, 1999
                           (Dollars are in Thousands)

                                                                                                                        Est. Fair
(Dollars in thousands)             0-1 Yr       1-2 Yrs      2-3 Yrs      3-4 Yrs      4-5 Yrs    5 Yrs +     TOTAL       Value
----------------------           ---------     --------     --------     --------     -------    -------    --------    --------


INTEREST  EARNING ASSETS:

Loans
   Fixed Rate Loans(3)           $  19,614     $  7,186     $ 12,101     $ 16,684     $12,694    $18,933    $ 87,212    $ 87,117
       Average Interest Rate          8.77%        9.27%        9.00%        8.70%       8.48%      8.29%       8.68%
   Variable Rate Loans(3)           84,225          390        1,165        2,289       2,149        335      90,553      90,553
       Average Interest Rate          8.46%        8.13%        8.12%        8.25%       8.35%      7.30%       8.44%
Investment Securities(1)
   Fixed Rate Investments           40,494       13,348        3,848        2,326       2,326          0      62,342      61,998
       Average Interest Rate          5.21%        5.58%        5.61%        5.41%       5.41%                  5.33%
   Variable Rate Investments         1,000            0            0            0           0          0       1,000       1,000
       Average Interest Rate          6.69%                                                                     6.69%
Federal Funds Sold                   4,069            0            0            0           0          0       4,069       4,069
   Average Interest Rate              5.04%                                                                     5.04%
Other Earning Assets (2)               441            0            0            0           0          0         441         441
   Average Interest Rate              6.00%                                                                     6.00%
                                 ---------     --------     --------     --------     -------    -------    --------    --------
Total Interest-Earning Assets    $ 149,843     $ 20,924     $ 17,114     $ 21,299     $17,169    $19,268    $245,617    $245,178
   Average Interest Rate              7.51%        6.90%        8.18%        8.29%      8.05%       8.27%       7.67%
                                 =========     ========     ========     ========     =======    ========   ========

INTEREST BEARING LIABILITIES

NOW                              $  33,140     $     --     $     --     $     --     $    --    $    --    $ 33,140    $ 33,140
   Average Interest Rate              1.03%                                                                     1.03%
Money Market                        26,759            0            0            0           0          0      26,759      26,759
   Average Interest Rate              3.74%                                                                     3.74%
Savings                             23,433            0            0            0           0                 23,433      23,433
   Average Interest Rate              2.01%                                                                     2.01%
CDs $100,000 & Over                 16,715        2,731          502          469         100          0      20,517      20,587
   Average Interest Rate              5.06%        5.56%        6.21%        5.61%       6.00%                  5.17%
CDs Under $100,000                  77,051       17,548        4,103        1,929         916          0     101,547     101,455
   Average Interest Rate              4.81%        5.15%        5.68%        5.49%       5.11%                  4.92%
Securities Sold Under
Repurchase Agreement                 7,078            0            0            0           0          0       7,078       7,078
   Average Interest Rate              4.20%                                                                     4.20%
                                 ---------     --------     --------     --------     -------    -------    --------    --------
Total Interest-Bearing           $ 184,176       20,279     $  4,605     $  2,398     $ 1,016    $    --    $212,474    $212,452
   Average Interest Rate              3.62%        5.20%        5.74%        5.51%       5.20%                  3.85%
                                 =========     ========     ========     ========     =======    ========   ========

Interest sensitivity gap           (34,333)         645       12,509       18,901      16,153     19,268
Cumulative gap                     (34,333)     (33,688)     (21,179)      (2,278)     13,875     33,143
Cumulative gap to total assets       -12.3%       -12.1%       -7.6%         -0.8%        5.0%      11.9%

---------------
(1)  Securities are shown at amortized cost.
(2)  Represents interest earning Federal Reserve stock.
(3)  Loans are shown at gross value.

PRIMARY SOURCES AND USES OF FUNDS

         The primary source of funds during the year ended December 31, 2000, included maturity/sale of investments net of purchases ($10,633,000), increase in deposits ($32,191,000), exercise of stock options ($130,000), funds provided by operations ($3,552,000) and proceeds from the sale of other real estate owned ($115,000). The primary uses of funds during the period included an increase in net loans outstanding ($32,726,000), increase in federal funds sold and other cash items ($9,539,000), increase in premises and equipment ($1,132,000), decrease in borrowings from securities sold under agreement to repurchase and federal reserve bank advances ($2,773,000), and dividends paid ($451,000).

CAPITAL RESOURCES

         Total shareholders' equity at December 31, 2000 was $25,321,000 compared to $23,312,000 at December 31, 1999.

         The Comptroller has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank's capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such "off- balance sheet" activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. Each of the Company's subsidiary bank's goal is to maintain its current status as a "well-capitalized institution" as that term is defined by its regulators.

         Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company. Selected consolidated capital ratios at December 31, 2000, and 1999 were as follows:

                                 CAPITAL RATIOS
                           (Dollars are in Thousands)


                                                      Actual                  Well Capitalized         Excess
                                                -----------------            ------------------        -------
                                                Amount      Ratio            Amount       Ratio        Amount
                                                -------     -----            -------      -----        -------

AS OF DECEMBER 31, 2000:

Total Capital:  (to Risk Weighted Assets):      $27,672     13.8%            $20,041      10.0%        $ 7,631
Tier 1 Capital: (to Risk Weighted Assets):      $25,164     12.6%            $12,025       6.0%        $13,139
Tier 1 Capital: (to Average Assets):            $25,164      8.2%            $15,318       5.0%        $ 9,846

AS OF DECEMBER 31, 1999:

Total Capital:  (to Risk Weighted Assets):      $25,489     14.8%            $17,253      10.0%        $ 8,236
Tier 1 Capital: (to Risk Weighted Assets):      $23,397     13.6%            $10,352       6.0%        $13,045
Tier 1 Capital: (to Average Assets):            $23,397      8.4%            $13,935       5.0%        $ 9,462

EFFECTS OF INFLATION AND CHANGING PRICES

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase, and can reduce the Company's earnings from such activities.

ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard (SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of SFAS No. 133", which is a one year deferral of the application of SFAS No. 133. In June 2000, the FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133", which amends the accounting 37 and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Implementation of SFAS No. 133, in the first quarter of 2001, did not have a significant impact on the financial position or results of operations of the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This Statement revised the standards for accounting for securitizations and other transfers of financial assets and collateral and required certain disclosures, but it carries over most of Statement 125's provisions without reconsiderations. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Implementation of the Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

QUARTERLY FINANCIAL INFORMATION

         The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from the Company's unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the Company's Financial Statements included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods.

                            SELECTED QUARTERLY DATA
                           (In thousands of dollars)


                                                      2000                                     1999
(Dollars in Thousands except         --------------------------------------    ------------------------------------
for per share data)                    4Q        3Q          2Q        1Q        4Q        3Q        2Q        1Q
                                     ------    -------     ------    ------    ------    ------    ------    ------

Net Interest Income                  $3,297    $ 3,158     $3,162    $2,999    $2,835    $2,717    $2,707    $2,525
Provision for Loan Losses               212        129        136       137        87        42        84        45
                                     ------    -------     ------    ------    ------    ------    ------    ------
Net Interest Income after
     provision for loan losses       $3,085    $ 3,029     $3,026    $2,862    $2,748    $2,675    $2,623    $2,480
Non-Interest Income                     657        627        572       538       513       482       470       438
Securities gains (losses)                 0        (10)         0         0         0         0         0         4
Non-Interest Expenses                 2,644      2,689      2,997     2,824     2,433     2,396     2,322     2,216
                                     ------    -------     ------    ------    ------    ------    ------    ------
Income before income
     tax expense                     $1,098    $   957     $  601    $  576    $  828    $  761    $  771    $  706
Income tax expense                      393        351        328       252       301       266       289       264
                                     ------    -------     ------    ------    ------    ------    ------    ------
Net Income                           $  705    $   606     $  273    $  324    $  527    $  495    $  482    $  442
                                     ======    =======     ======    ======    ======    ======    ======    ======
Net Income, without one time
   merger and other public
   registration related expenses     $  743    $   607     $  507    $  420    $  527    $  495    $  482    $  442

Basic earnings per common share      $ 0.25    $  0.22     $ 0.10    $ 0.12    $ 0.19    $ 0.18    $ 0.18    $ 0.17
Diluted earnings per common share    $ 0.25    $  0.21     $ 0.10    $ 0.11    $ 0.19    $ 0.18    $ 0.18    $ 0.16

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements of the Company as of and for the years ended December 31, 2000 and 1999 are set forth in this Form 10-KSB at page 41.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant's fiscal year end (the "Proxy Statement"), as incorporated herein by reference.

                      SECTION 16(a) REPORTING REQUIREMENTS

         Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company, and persons who beneficially own more than 10% of the Company Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2000, all filing requirements applicable to reporting persons were met.

ITEM 10.          EXECUTIVE COMPENSATION

         The information contained in the sections captioned "Information About the Board of Directors and Its Committees," and "Executive Compensation and Benefits" under "Election of Directors" in the Proxy Statement, is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Information contained in the sections captioned "Directors" and "Management and Principal Stock Ownership" under "Election of Directors," in the Proxy Statement, is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the section entitled "Certain Transactions" under "Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

         (a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.       FINANCIAL STATEMENTS

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 2000 and 1999
                  Consolidated Statements of Operations and Comprehensive
                    Income for the years ended December 31, 2000 and 1999
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 2000 and 1999
                  Consolidated Statement of Changes in Stockholders' Equity
                    for the years ended December 31, 2000 and 1999
                  Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         3.       EXHIBITS

                  3.1    -   Articles of Incorporation of Centerstate Banks of
                             Florida, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration
                             Statement No. 333-95087 (the "Registration
                             Statement"))

                  3.2    -   Bylaws of Centerstate Banks of Florida, Inc.
                             (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

                  4.1    -   Specimen Stock Certificate of Centerstate Banks of
                             Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

                  10.1   -   Centerstate Banks of Florida, Inc. Stock Option
                             Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement) *

                  21.1   -   List of Subsidiaries of Centerstate Banks of
                             Florida, Inc.

                  23.1   -   Consent of KPMG LLP

---------------
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (b)      REPORTS ON FORM 8-K

                  No Current Reports on Form 8-K were filed by the Company during the last fiscal quarter covered by this report.

              CENTERSTATE BANKS OF FLORIDA, INC. and SUBSIDIARIES


                   Index to Consolidated Financial Statements



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . 42

Consolidated Balance Sheets as of December 31, 2000 and 1999 . . . . . . . . 43

Consolidated Statements of Operations for the years ended
         December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .44

Consolidated Statement of Changes in Stockholders' Equity and
         Comprehensive Income for the years ended
         December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .45

Consolidated Statements of Cash Flows for the years ended
         December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . 46-47

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .48-68

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Centerstate Banks of Florida, Inc.
    and subsidiaries:


We have audited the accompanying consolidated balance sheets of Centerstate Banks of Florida, Inc. and subsidiaries as of December 31, 2000 and 1999, the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centerstate Banks of Florida, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                         KPMG LLP
                                             ----------------------------------

Orlando, Florida
February 9, 2001

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 2000 and 1999
                (in thousands of dollars, except per share data)

                                                                                 2000         1999
                                                                               --------    ---------

                                    ASSETS
Cash and due from banks                                                        $ 17,932    $  19,976
Federal funds sold                                                               15,652        4,069
Investment securities available for sale, at fair value                          49,742       59,827
Investment securities held to maturity (market value of $3,491 and $3,457
    at December 31, 2000 and 1999, respectively)                                  3,509        3,532
Loans, less allowance for loan losses of $2,730 and $2,302 at December 31,
    2000 and 1999, respectively                                                 207,133      175,161
Accrued interest receivable                                                       2,163        1,812
Bank premises and equipment, net                                                 13,318       13,075
Other real estate owned                                                             139          190
Deferred income taxes, net                                                          664          838
Prepaid expense and other assets                                                    410          402
                                                                               --------    ---------
          Total assets                                                         $310,662    $ 278,882
                                                                               ========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Interest bearing                                                           $233,267    $ 205,396
    Noninterest bearing                                                          46,901       42,581
                                                                               --------    ---------
        Total deposits                                                          280,168      247,977

Securities sold under agreement to repurchase                                     4,305        4,078
Accrued interest payable                                                            433          332
Federal reserve bank advances                                                        --        3,000
Accounts payable and accrued expenses                                               435          183
                                                                               --------    ---------
          Total liabilities                                                     285,341      255,570
                                                                               --------    ---------
Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares
        issued or outstanding                                                        --           --
    Common stock, $.01 par value: 20,000,000 shares authorized;
        2,815,872 and 2,794,847 shares issued and outstanding at
        December 31, 2000 and 1999                                                   28           28
    Additional paid-in capital                                                   15,426       15,296
    Retained earnings                                                             9,710        8,253
    Accumulated other comprehensive income (loss)                                   157         (265)
                                                                               --------    ---------
          Total stockholders' equity                                             25,321       23,312
Commitments and contingent liabilities
                                                                               --------    ---------
          Total liabilities and stockholders' equity                           $310,662    $ 278,882
                                                                               ========    =========

See accompanying notes to the consolidated financial statements

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     Years ended December 31, 2000 and 1999
                (in thousands of dollars, except per share data)


                                                                     2000          1999
                                                                -----------     ----------

Interest income:
    Loans                                                       $    17,860     $   14,276
    Investment securities                                             3,378          4,271
    Federal funds sold                                                1,025            555
                                                                  ---------      ---------
                                                                     22,263         19,102
                                                                  ---------      ---------
Interest expense:
    Deposits                                                          9,428          8,089
    Securities sold under agreement to repurchase                       219            229
                                                                  ---------      ---------
                                                                      9,647          8,318
                                                                  ---------      ---------
          Net interest income                                        12,616         10,784
Provision for loan losses                                               614            258
                                                                  ---------      ---------
          Net interest income after loan loss provision              12,002         10,526
                                                                  ---------      ---------
Other income:
    Service charges on deposit accounts                               1,903          1,531
    Other service charges and fees                                      509            369
    (Loss) gain on sale of securities                                   (10)             4
    (Loss) gain on sale of other real estate owned                      (18)             3
                                                                  ---------      ---------
                                                                      2,384          1,907
                                                                  ---------      ---------
Other expenses:
    Salaries, wages and employee benefits                             4,971          4,117
    Occupancy expense                                                 1,284          1,213
    Depreciation of premises and equipment                              889            778
    Stationary, printing and supplies                                   332            328
    Marketing expenses                                                  236            212
    Data processing expense                                             891            752
    Legal and professional fees                                         185            275
    Other expenses                                                    1,944          1,692
    Merger and other public registration related expenses               422             --
                                                                  ---------      ---------
          Total other expenses                                       11,154          9,367
                                                                  ---------      ---------
          Income before provision for income taxes                    3,232          3,066
Provision for income taxes                                            1,324          1,120
                                                                  ---------      ---------
          Net income                                            $     1,908     $    1,946
                                                                ===========     ==========
Earnings per share:
    Basic                                                       $      0.68     $     0.73
                                                                ===========     ==========
    Diluted                                                     $      0.67     $     0.70
                                                                ===========     ==========
Common shares used in the calculation of earnings per share:

    Basic                                                         2,811,651      2,681,079
                                                                ===========     ==========
    Diluted                                                       2,826,704      2,775,184
                                                                ===========     ==========


See accompanying notes to the consolidated financial statements.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

     Statements of Changes in Stockholders' Equity and Comprehensive Income
                     Years ended December 31, 2000 and 1999
                           (in thousands of dollars)


                                                                                          ACCUMULATED
                                                                 ADDITIONAL                  OTHER         TOTAL
                                                        COMMON    PAID-IN     RETAINED   COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                                                        STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     EQUITY        INCOME
                                                       -------   ---------    --------   -------------  ------------- -------------

Balances, December 31, 1998                            $    25    $ 13,760    $ 6,697        $ 311        $ 20,793


Dividends paid                                              --                   (390)          --            (390)

Stock options exercised                                      3       1,308         --           --           1,311

Tax effect of tax deduction in excess of book
    deduction on options exercised during the year          --         228         --           --             228

Comprehensive income:
    Net income                                              --          --      1,946           --           1,946     $ 1,946
    Unrealized holding loss on available for sale
        securities, net of income taxes of $348             --          --                    (576)           (576)       (576)
                                                                                                                       -------
Total comprehensive income                                                                                             $ 1,370
                                                       -------    --------    -------        -----        --------     =======
Balances, December 31, 1999                                 28      15,296      8,253         (265)         23,312

Dividends paid                                              --          --       (451)          --            (451)

Stock options exercised                                     --         130         --           --             130

Comprehensive income:
    Net income                                              --          --      1,908           --           1,908     $ 1,908
    Unrealized holding gain on available for sale
        securities, net of income taxes of $252             --          --         --          422             422         422
                                                                                                                       -------
Total comprehensive income                                                                                             $ 2,330
                                                       -------    --------    -------        -----        --------     =======
Balances, December 31, 2000                            $    28    $ 15,426    $ 9,710        $ 157        $ 25,321
                                                       =======    ========    =======        =====        ========


                                                         2000       1999
                                                       -------    --------
Disclosure of reclassification amounts:
    Unrealized holding gain (loss) arising during
        the year                                       $   428    $   (579)
    Add: reclassified adjustments for (losses) gains
        included in net income, net of income taxes
        at December 31, 2000 and 1999 of $4 and $1,
        respectively                                        (6)          3
                                                       -------    --------
          Net unrealized gain (loss) on securities     $   422    $   (576)
                                                       =======    ========




See accompanying notes to he consolidated financial statements

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999
                           (in thousands of dollars)


                                                                                  2000         1999
                                                                                --------     --------

Cash flows from operating activities:
    Net income                                                                  $  1,908     $  1,946
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                     614          258
       Depreciation of premises and equipment                                        889          778
       Net amortization/accretion of investment securities                           139          279
       Net deferred loan origination fees                                             58           53
       Loss on sale of other real estate owned                                        18            7
       Loss (gain) on sale of securities                                              10           (4)
       Deferred income taxes                                                         (78)          22
       Tax deduction in excess of book deduction on options exercised                 --          228

    Cash provided by (used in) changes in:
       Net change in accrued interest receivable                                    (351)         141
       Net change in prepaid expenses and other assets                                (8)        (189)
       Net change in accrued interest payable                                        101          (47)
       Net change in accounts payable and accrued expenses                           252         (212)
                                                                                --------     --------
           Net cash provided by operating activities                               3,552        3,260
                                                                                --------     --------
Cash flows from investing activities:
    Purchases of investment securities available for sale                        (30,973)     (24,273)
    Purchases of investment securities held to maturity                               --       (1,500)
    Proceeds from callable investment securities available for sale                  811        5,500
    Proceeds from maturities of investment securities available for sale          28,750       28,839
    Proceeds from sales of investment securities available for sale               12,045       10,517
    Proceeds from maturities of investment securities held to maturity                --          500
    Increase in loans, net of repayments                                         (32,726)     (23,846)
    Purchases of premises and equipment                                           (1,132)      (2,142)
    Proceeds from sale of other real estate owned                                    115          205
                                                                                --------     --------
           Net cash used in investing activities                                 (23,110)      (6,200)
                                                                                --------     --------
Cash flows from financing activities:
    Net increase (decrease) in demand and savings deposits                        32,191       (1,654)
    Net increase (decrease) in securities sold under agreement to repurchase         227         (808)
    Net (decrease) increase in federal reserve advances                           (3,000)       3,000
    Stock options exercised                                                          130        1,311
    Dividends paid                                                                  (451)        (390)
                                                                                --------     --------
           Net cash provided by financing activities                              29,097        1,459
                                                                                --------     --------
           Net increase (decrease) in cash and cash equivalents                    9,539       (1,481)

Cash and cash equivalents, beginning of year                                      24,045       25,526
                                                                                --------     --------
Cash and cash equivalents, end of year                                          $ 33,584     $ 24,045
                                                                                ========     ========

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999
                           (in thousands of dollars)


                                                                          2000        1999
                                                                        -------     -------

Supplemental schedule of noncash activities:

    Market value adjustment-investment securities available for sale
       Market value adjustment-investment securities                    $   674     $  (924)
       Deferred income tax (asset) liability                               (252)        348
                                                                        -------     -------
           Unrealized gain (loss) on investments available for sale     $   422     $  (576)
                                                                        =======     =======
    Transfer of loan to other real estate owned                         $    82     $   165
                                                                        =======     =======
Cash paid during the year for:

    Interest                                                            $ 9,546     $ 8,365
                                                                        =======     =======
    Income taxes                                                        $ 1,224     $ 1,205
                                                                        =======     =======

See accompanying notes to the consolidated financial statements

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



(1)    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Centerstate Banks of Florida, Inc. (the "Company") is a multi bank holding company. On June 30, 2000, the Company merged with First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County, three previously independent banks in Central Florida. The business combination was accounted for using the pooling-of-interest method of accounting method. All historical financial information has been restated to reflect the merger.

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

       The following is a description of the basis of presentation and the significant accounting and reporting policies which the Company follows in preparing and presenting its financial statements.

       (a)    CASH EQUIVALENTS

              For purposes of the statement of cash flows, the Company considers cash and due from banks, federal funds sold and noninterest bearing deposits in other banks with a purchased maturity of three months or less to be cash equivalents.

       (b) INVESTMENT SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES HELD TO MATURITY

              The Company accounts for investments at fair value, except for those securities which the Company has the positive intent and ability to hold to maturity. Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included as a separate component of shareholders' equity, net of the effect of income taxes.

              Securities that management has the intent and the Company has the ability, at the time of purchase or origination to hold until maturity, are classified as investment securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, the security will be written down to its new cost basis by recording a loss in the statement of operations.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



       (c)    LOANS

              Loans receivable that management has the intent and the Company has the ability to hold until maturity or payoff are reported at their outstanding unpaid principal balance, less the allowance for loan losses and deferred fees on originated loans.

              Loan origination fees, net of related costs, are capitalized and recognized in income over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience.

              Commitment fees and costs relating to the commitments are recognized over the commitment period on a straight-line basis. If the commitment is exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

              Loans are placed on nonaccrual status when the loan becomes 90 days past due as to interest or principal, or when the full timely collection of interest or principal becomes uncertain, unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off, accretion of the net deferred loan origination fees cease. The loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

              The Company, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. Impaired loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Impairment losses are included in the allowance for loan losses.

       (d)    ALLOWANCE FOR LOAN LOSSES

              The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



              The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer loans. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; and concentrations of credit risk.

              Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

              The Company records impairment in the value of its loans as an addition to the allowance for loan losses. Any changes in the value of impaired loans, due to the passage of time or revisions in estimates are reported as adjustments to provision expense in the same manner in which impairment initially was recognized.

              Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the information available to them at the time of their examination.

       (e)    BANK PREMISES AND EQUIPMENT

              Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the related assets (5 to 40 years). Major renewals and betterments of property are capitalized; maintenance, repairs, and minor renewals and betterments are expensed in the period incurred. Upon retirement or other disposition of the assets, the asset cost and related accumulated depreciation are removed from the accounts, and gains or losses are included in income.

       (f)    OTHER REAL ESTATE OWNED

              Real estate acquired in the settlement of loans is recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value, less estimated selling costs. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



       (g)    COMPENSATION PROGRAMS

              Substantially all of the Company's employees are covered under the Company's employee benefit plan. Certain directors and key employees are covered under the Company's stock option plans. The expenses of providing these plans are charged to income in the year the expenses are incurred.

       (h)    ACCUMULATED OTHER COMPREHENSIVE INCOME

              The Company's accumulated other comprehensive income is the unrealized gain or loss on investment securities available for sale.

       (i)    INCOME TAXES

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

       (j)    USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates include the allowance for loan loss and the valuation of the deferred tax assets. Actual results could differ from these estimates.

       (k)    EFFECT OF NEW PRONOUNCEMENTS

              In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards (SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of SFAS No. 133", which is a one year deferral of the application of SFAS No. 133. In June 2000, the FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133", which amends the accounting and reporting standards of S 58 (Continued) FAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Implementation of SFAS No. 133 will not have a significant impact on the financial position or results of operations of the Company.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



              In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This Statement revised the standards for accounting for securitizations and other transfers of financial assets and collateral and required certain disclosures, but it carries over most of Statement 125's provisions without reconsiderations. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Implementation of the Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

       (l)    RECLASSIFICATION

              Certain amounts in the 1999 financial statements have been reclassified to conform with 2000.

(2) INVESTMENT SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES HELD TO MATURITY

       The amortized cost and estimated market values of investment securities available for sale and held to maturity at December 31, 2000 and 1999, are as follows:

       INVESTMENT SECURITIES AVAILABLE FOR SALE:


                                                              DECEMBER 31, 2000
                                            -----------------------------------------------
                                                          GROSS       GROSS       ESTIMATED
                                            AMORTIZED   UNREALIZED  UNREALIZED      MARKET
                                              COST        GAINS       LOSSES        VALUE
                                            ---------   ----------  ----------    ---------

U.S. Treasury securities                     $38,973      $241        $    --      $39,214
Obligations of U.S. government agencies        8,522        25             15        8,532
Mortgage backed securities                       535         2              3          534
Municipals                                     1,000        --             --        1,000
Federal reserve bank stock                       462        --             --          462
                                             -------      ----        -------      -------

                                             $49,492      $268        $    18      $49,742
                                             =======      ====        =======      =======


                                                              DECEMBER 31, 1999
                                            -----------------------------------------------

U.S. Treasury securities                     $34,410      $  3        $   197      $34,216
Obligations of U.S. government agencies       24,150        --            220       23,930
Mortgage backed securities                       250        --             10          240
Municipals                                     1,000        --             --        1,000
Federal reserve bank stock                       441        --             --          441
                                             -------      ----        -------      -------

                                             $60,251      $  3        $   427      $59,827
                                             =======      ====        =======      =======

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



       INVESTMENT SECURITIES HELD TO MATURITY:


                                                                 DECEMBER 31, 2000
                                              ------------------------------------------------------
                                                               GROSS         GROSS       ESTIMATED
                                              AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                COST           GAINS         LOSSES        VALUE
                                              ---------     ----------     ----------     --------

       Obligations of U.S. government
          agencies                             $3,509          $   --          $18          $3,491
                                               ======          ======          ===          ======

                                                                 DECEMBER 31, 1999
                                              ------------------------------------------------------

       Obligations of U.S. government
          agencies                             $3,532          $   --          $75          $3,457
                                               ======          ======          ===          ======


       The amortized cost and estimated market value of investment securities available for sale and held to maturity at December 31, 2000, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                             ESTIMATED
                                                            AMORTIZED          MARKET
                                                              COST             VALUE
                                                             -------          -------

       Investment securities available for sale
         Due in one year or less                             $23,000          $23,012
         Due after one year through five years                25,030           25,268
         Due after five years through fifteen years            1,000            1,000
         Federal reserve bank stock                              462              462
                                                             -------          -------

                                                             $49,492          $49,742
                                                             =======          =======

       Investment securities held to maturity
         Due in one year or less                             $ 2,009          $ 1,998
         Due after one year through five years                 1,500            1,493
                                                             -------          -------

                                                             $ 3,509          $ 3,491
                                                             =======          =======


       At December 31, 2000, the Company had $2,764 in investment securities pledged to the Treasurer of the State of Florida as collateral on public fund deposits and for other purposes required or permitted by law.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



       Proceeds from sales of investment securities available for sale were $12,045 and $10,517 for the years ending December 31, 2000 and 1999 respectively. Gross realized gains on sales of investment securities available for sale for the years ending December 31, 2000 and 1999 were $0 and $6, respectively. Gross realized losses on sales of investment securities available for sale during 2000 and 1999 were $10 and $2, respectively.

(3)    LOANS

       Major categories of loans included in the loan portfolio as of December 31, 2000 and 1999 are:


                                                       DECEMBER 31,
                                                  ----------------------
                                                    2000          1999
                                                  --------      --------

       Real estate:
         Residential                              $ 71,860      $ 60,538
         Commercial                                 74,144        59,758
         Construction                               13,250        11,913
                                                  --------      --------

             Total real estate                     159,254       132,209

       Commercial                                   29,312        28,680
       Installment and consumer loans               21,657        16,876
                                                  --------      --------

                                                   210,223       177,765
       Less:
         Deferred loan origination fees                360           302
         Allowance for loan losses                   2,730         2,302
                                                  --------      --------

             Total net loans                      $207,133      $175,161
                                                  ========      ========


       The following is a summary of information regarding nonaccrual and impaired loans at December 31, 2000 and 1999:

                                                                 DECEMBER 31,
                                                              -----------------
                                                                2000       1999
                                                              ------     ------

       Nonaccrual loans                                       $  837     $  474
                                                              ======     ======

       Recorded investment in impaired loans                  $1,649     $1,466
                                                              ======     ======

       Allowance for loan losses related to impaired loans    $  362     $  231
                                                              ======     ======

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



                                          INTEREST
                                         INCOME NOT    INTEREST       AVERAGE
                                         RECOGNIZED     INCOME       RECORDED
                                            ON        RECOGNIZED    INVESTMENT
                                         NONACCRUAL   ON IMPAIRED   IN IMPAIRED
                                           LOANS         LOANS         LOANS
                                        -----------   -----------   -----------

             FOR YEARS ENDED DECEMBER 31:
                      2000                  $29           $123           $1,557
                      1999                  $35           $ 52           $1,522

       Certain principal stockholders, directors and officers and their related interests were indebted to the Company as summarized below December 31, 2000 and 1999:

                                                         DECEMBER 31,
                                                     -------------------
                                                      2000         1999
                                                     ------       ------

       Balance, beginning of year                    $7,153       $6,990
       Additional new loans                           4,350        4,027
       Repayments on outstanding loans                2,466        3,864
                                                     ------       ------

       Balance, end of year                          $9,037       $7,153
                                                     ======       ======

       All such loans were made in the ordinary course of business. As December 31, 2000 and 1999, principal stockholders, directors and officers of the Company and their related interests had $3,462 and $2,607, respectively, available in lines of credit.

       Changes in the allowance for loan losses for the years ended December 31, 2000 and 1999, are as follows:

                                                        DECEMBER 31,
                                                   --------------------
                                                     2000         1999
                                                   -------      -------

       Balance, beginning of year                  $ 2,302      $ 2,335
       Provision charged to operations                 614          258
       Loans charged-off                              (309)        (374)
       Recoveries of previous charge-offs              123           83
                                                   -------      -------

       Balance, end of year                        $ 2,730      $ 2,302
                                                   =======      =======

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



(4)    BANK PREMISES AND EQUIPMENT

       A summary of bank premises and equipment as of December 31, 2000 and 1999, is as follows:

                                                         DECEMBER 31,
                                                    --------------------
                                                     2000          1999
                                                    -------      -------

       Land                                         $ 4,182      $ 4,186
       Buildings                                      8,637        7,598
       Furniture, fixtures and equipment              5,011        4,652
       Construction in progress                           9          277
                                                    -------      -------

                                                     17,839       16,713
       Less: Accumulated depreciation                 4,521        3,638
                                                    -------      -------

                                                    $13,318      $13,075
                                                    =======      =======


(5)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

          CASH AND CASH EQUIVALENTS - The carrying amount of cash and cash equivalents approximates fair value due to short-term maturity.

          INVESTMENTS - The Company's investment securities available for sale and held to maturity represent investments in U.S. Government obligations, U.S. Government Agency securities, and state and political subdivisions. The Company's equity investments at year end represents stock investments in the Federal Reserve Bank. The stock is not publicly traded and the carrying amount was used to estimate the fair value. The fair value of the U.S. Government obligations and U.S. Government Agency obligations and state and local political subdivision portfolios was estimated based on quoted market prices.

          LOANS - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



          DEPOSITS - The fair values disclosed for non-interest bearing demand deposits are, by definition, equal to the amount payable on demand at December 31, 2000 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          REPURCHASE AGREEMENTS - The carrying amount of the repurchase agreements approximate their fair value due to the short-term nature of the agreement.

          FEDERAL RESERVE BANK ADVANCES - The fair value of federal reserve bank advances are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

          COMMITMENTS - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

       The following tables present the carrying amounts and estimated fair values of the Company's financial instruments.

                                                                DECEMBER 31, 2000
                                                             ----------------------
                                                             CARRYING
                                                              AMOUNT     FAIR VALUE
                                                             --------    ----------

       Financial assets:
         Cash and due from banks and federal funds sold      $ 33,584     $ 33,584
         Investment securities available for sale              49,742       49,742
         Investment securities held to maturity                 3,509        3,491
         Loans, less allowance for loan losses of $2,730      207,133      210,694

       Financial liabilities:
         Deposits:
            Without stated maturities                        $147,035     $147,035
            With stated maturities                            133,133      133,368
         Securities sold under agreement to repurchase          4,305        4,305

       Commitments:
         Letter of credit                                    $     --     $    950
         Lines of credit                                           --       33,857
         Loan commitments                                          --        3,150

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



                                                                DECEMBER 31, 1999
                                                             ----------------------
                                                             CARRYING
                                                              AMOUNT     FAIR VALUE
                                                             --------    ----------

       Financial assets:
         Cash and due from banks and federal funds sold      $ 24,045     $ 24,045
         Investment securities available for sale              59,827       59,827
         Investment securities held to maturity                 3,532        3,457
         Loans, less allowance for loan losses of $2,302      175,161      175,811

       Financial liabilities:
         Deposits:
            Without stated maturities                        $125,913     $125,913
            With stated maturities                            122,064      121,864
         Securities sold under agreement to repurchase          4,078        4,078
         Federal reserve advances                               3,000        3,000

       Commitments:
         Letter of credit                                    $     --     $    763
         Lines of credit                                           --       20,933
         Loan commitments                                          --       28,207



(6)    DEPOSITS

       A detail of deposits at December 31, 2000 and 1999, is as follows:


                                                                    DECEMBER 31,
                                                   -------------------------------------------
                                                                WEIGHT                 WEIGHT
                                                                AVERAGE                AVERAGE
                                                               INTEREST               INTEREST
                                                     2000        RATE       1999        RATE
                                                   --------    --------   --------    --------

       Non-interest bearing deposits               $ 46,901      0.0%     $ 42,581      0.0%
       Interest bearing deposits:
          Interest bearing demand deposits           36,335      1.0%       33,140      1.0%
          Savings deposits                           21,592      2.0%       23,433      2.0%
          Money Market Accounts                      42,207      4.8%       26,759      3.8%
          Time deposits less than $100,000           98,642      5.9%      101,547      4.9%
          Time deposits of $100,000 or greater       34,491      6.3%       20,517      5.1%
                                                   --------      ---      --------      ---

                                                   $280,168      3.8%     $247,977      3.2%
                                                   ========      ===      ========      ===

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)


       The following table presents, by various interest rate categories, the amount of certificate accounts at December 31, 2000, maturing during the periods reflected below:


       INTEREST RATE      2001        2002      2003      2004       2005       TOTAL
       -------------    --------    -------    ------    ------    --------    --------

       4.00% - 4.99%    $ 11,971    $   630    $  212    $  186    $     --    $ 12,999
       5.00% - 5.99%      47,949      5,008     1,768       453         236      55,414
       6.00% - 6.99%      39,700      8,005     2,540       535       1,585      52,365
       7.00% - 7.99%       7,231      4,296       210        --         618      12,355
                        --------    -------    ------    ------    --------    --------

                        $106,851    $17,939    $4,730    $1,174    $  2,439    $133,133
                        ========    =======    ======    ======    ========    ========


       Included in interest-bearing deposits are certificates of deposit which have remaining maturities at December 31, 2000 and 1999 as follows:

                                                     DECEMBER 31,
                                              --------------------------
                                                2000              1999
                                              --------          --------

       One year                               $106,851          $ 93,492
       Two year                                 17,939            20,549
       Three year                                4,730             4,606
       Four year                                 1,174             2,392
       Five year                                 2,439             1,025
                                              --------          --------

                                              $133,133          $122,064
                                              ========          ========

       A summary of interest expense on deposits for the years ended December 31, 2000 and 1999 is as follows:

                                                         DECEMBER 31,
                                                      ------------------
                                                        2000        1999
                                                      ------      ------

       Interest-bearing demand deposits               $  357      $  327
       Savings deposits                                  423         447
       Money Market Accounts                           1,589         901
       Time deposits less than $100,000                4,683       5,426
       Time deposits of $100,000 or greater            2,376         988
                                                      ------      ------

                                                      $9,428      $8,089
                                                      ======      ======

       The Company had deposits from directors, officers and employees and their related interests of approximately $5,805 and $6,828 at December 31, 2000 and 1999, respectively.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



(7)    OTHER BORROWINGS

       The Company enters into sales of securities under agreements to repurchase. These fixed-coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remain in the asset accounts.

       At December 31, 2000 and 1999, the Company had $4,305 and $4,078 in repurchase agreements with weighted average interest rates of 5.60% and 4.40%, respectively. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with market values of $11,553 and $12,231 at December 31, 2000 and 1999, respectively.

       The repurchase agreements were to repurchase the identical securities as those, which were sold. Repurchase agreements averaged $4,099 and $5,301 for the years ended December 31, 2000 and 1999, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $7,541 and $8,130, respectively. Total interest expense paid on repurchase agreements for the years ending December 31, 2000 and 1999 was $219 and $223, respectively.

       In 1999, the Company had a secured line of credit with the Federal Reserve Bank of $17,750 with an interest rate of 7%. The line of credit was secured by U.S. Treasury securities and Government Agencies with market values of $17,888 at December 31, 1999. As of December 31, 1999, the outstanding balance was $3,000. Total interest expense paid for Federal Reserve Bank advances for the year ending December 31, 1999 was $6.

(8)    INCOME TAXES

       The provision for income taxes at December 31, 2000 and 1999 consists of the following:

                                      CURRENT       DEFERRED      TOTAL
                                      -------       -------       ------

       DECEMBER 31, 2000:

          Federal                     $ 1,206       $   (43)      $1,163
          State                           196           (35)         161
                                      -------       -------       ------

                                      $ 1,402       $   (78)      $1,324
                                      =======       =======       ======

       DECEMBER 31, 1999:

          Federal                     $   991       $    18       $1,009
          State                           108             3          111
                                      -------       -------       ------

                                      $ 1,099       $    21       $1,120
                                      =======       =======       ======

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:


                                                                             DECEMBER 31,
                                                                         -------------------
                                                                          2000         1999
                                                                         -------     -------
       Deferred tax assets:
          Unrealized loss on investment securities available for sale    $    --     $   160
          Allowance for loan losses                                          914         763
          Deferred loan fees                                                 108          52
          Non accrual interest                                                --          41
                                                                         -------     -------

               Net deferred tax asset                                      1,022       1,016
                                                                         -------     -------

       Deferred tax liabilities:
          Premises and equipment, due to differences in
              depreciation methods and useful lives                         (259)       (177)
          Unrealized gain on investment securities available for sale        (92)         --
          Accretion of discount on investments                                (7)         (1)
                                                                         -------     -------

               Net deferred tax liability                                   (358)       (178)
                                                                         -------     -------

               Net deferred tax asset                                    $   664     $   838
                                                                         =======     =======

       The Bank has recorded a deferred tax asset of $664 and $838 at December 31, 2000 and 1999, respectively. No valuation allowance as defined by SFAS 109 is required for the years ended December 31, 2000 and 1999. Management believes that a valuation allowance is not necessary because it is more likely than not the deferred tax asset is realizable.

       A reconciliation between the actual tax expense and the "expected" tax expense (computed by applying the U.S. federal corporate rate of 34% to earnings before income taxes) is as follows:


                                                                          DECEMBER 31,
                                                                      -------------------
                                                                       2000         1999
                                                                      -------     -------

       "Expected" tax expense                                         $ 1,099     $ 1,042
       Tax exempt interest, net                                           (20)        (13)
       State income taxes, net of federal income tax benefits             106          73
       Nondeductible merger and other public registration expenses         95          --
       Other, net                                                          44          18
                                                                      -------     -------

                                                                      $ 1,324     $ 1,120
                                                                      =======     =======

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



(9)    RENT

       The following is a schedule of future minimum annual rentals under the noncancellable operating leases of the Company's facilities:

                                   YEAR ENDING DECEMBER
                                            31,
                                   --------------------

                                           2001               $  179
                                           2002                  179
                                           2003                  179
                                           2004                  149
                                           2005                  143
                                           Thereafter            380
                                                              ------

                                                              $1,209
                                                              ======

       Rent expense for the years ended December 31, 2000 and 1999 was $179 and $172, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations. Operating lease income from subleases of the Bank's premises for the years ending December 31, 2000 and 1999 amounted to $26 and $24, respectively.

(10)   REGULATORY CAPITAL

       The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

       As of December 31, 2000, the most recent notification from the Office of Comptroller of the Currency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

       A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2000 and 1999 are presented in the table below.


                                                                                                                  TO BE WELL
                                                                                                               CAPITALIZED UNDER
                                                                                        FOR CAPITAL            PROMPT CORRECTIVE
                                                               ACTUAL                ADEQUACY PURPOSES          ACTION PROVISION
                                                         -------------------       --------------------       -------------------
                                                         AMOUNT        RATIO       AMOUNT         RATIO       AMOUNT        RATIO
                                                         ------        -----       ------         -----       ------        -----

       DECEMBER 31, 2000:

          Total capital (to risk weighted assets)        $27,672       13.8%       $16,033        > 8%        $20,041       > 10%
          Tier 1 capital (to risk weighted assets)        25,164       12.6%         8,016        > 4%         12,025        > 6%
          Tier 1 capital (to average assets)              25,164        8.2%        12,254        > 4%         15,318        > 5%

       DECEMBER 31, 1999:

          Total capital (to risk weighted assets)        $25,489       14.8%       $13,802        > 8%        $17,253       > 10%
          Tier 1 capital (to risk weighted assets)        23,397       13.6%         6,901        > 4%         10,352        > 6%
          Tier 1 capital (to average assets)              23,397        8.4%        11,148        > 4%         13,935        > 5%



(11)   DIVIDENDS

       The Company declared cash dividends of $451 and $390 during the years ended December 31, 2000 and 1999, respectively. Banking regulations limit the amount of dividends that may be paid by the Company without prior approval of the Bank's regulatory agency.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



(12)   STOCK OPTION PLANS

       The Company currently has stock option plans for directors and employees.

       In September 1989, the First National Bank of Osceola County ("FNBOC") authorized 195,000 common shares for future options for all directors of FNBOC under a non-statutory stock option plan. The number of options granted to each director shall not exceed 15,000. Options were granted at $5.00 per share (fair market value of the stock at the time of grant). Each option provides that the underlying option expires no later than September 18, 1999 and vesting occurs at 20% on September 18th of each year. As of December 31, 2000 and 1999, there were no options outstanding. During 2000 and 1999, -0- and 800 respectively, were forfeited due to terminations. No additional options were granted and 45,782 were exercised during the year ended December 31, 1999.

       Also in 1989, FNBOC granted options for a total of 90,000 shares under an incentive stock option plan to key employees FNBOC . Options were granted at a minimum price of $5.00 per share (fair market value of the stock at the time of grant). Each option provides an exercise period as decided by the Board with expiration at ten years from the date of grant. As of December 31, 2000 and 1999, there were 9,250 and 7,500 options vested and 11,000 and 11,000 outstanding, respectively. During 2000 and 1999, -0- and 812 were forfeited due to terminations, respectively. No additional options were granted and 58,782 were exercised during the year ended December 31, 1999.

       In October 1989, the Community National Bank of Pasco County ("CNBPC") authorized 126,250 common shares for future options for all directors of CNBPC, under a non-statutory stock option plan. The number of options granted to each director shall not exceed 15,150. Options were granted at $4.95 per share (fair market value of the stock at the time of grant). Each option provides that the underlying option expires no later than December 31, 1999 and vesting occurs at 25% for each year of service from the effective date of the grant. As of December 31, 2000 and 1999, there were no options vested and outstanding. During 2000 and 1999, -0- and 12,120, respectively, were forfeited due to terminations. No additional options were granted and 2,020 were exercised during the year ended December 31, 1999.

       Also in 1989, CNBPC granted options for a total of 90,900 shares under an incentive stock option plan to key employees of CNBPC. Options were granted at a minimum price of $4.95 per share (fair market value of the stock at the time of grant). Each option provides a vesting period of 25% at the date of grant and 25% for each year of service thereafter. The options expire in ten years from the date of the grant. As of December 31, 2000 and 1999, there were 10,605 and 10,605 options vested and outstanding, respectively. During 2000 and 1999, -0- and 253 were forfeited due to terminations, respectively. No additional options were granted and 49,743 were exercised during the year ended December 31, 1999.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



       In March 1991, First National Bank of Polk County ("FNBPC") authorized 157,950 common shares for future options for all directors of FNBPC, under a non-statutory stock option plan. The number of options granted to each director shall not exceed 12,150. Options were granted at $6.17 per share (fair market value of the stock at the time of grant). Each option provides that the underlying option expires no later than December 31, 2002 and vesting occurs at the time of grant. As of December 31, 2000 and 1999, there were no options vested and outstanding. No additional options were granted and 55,688 were exercised during the year ended December 31, 1999.

       Also in 1991, FNBPC granted options for a total of 65,205 shares under an incentive stock option plan to key employees of FNBPC. Options were granted at a minimum price of $6.17 per share (fair market value of the stock at the time of grant). Each option provides a vesting period of 25% at the date of grant and 25% for each year of service thereafter. The options expire in ten years from the date of the grant. As of December 31, 2000 and 1999, there were 21,791 and 42,849 options outstanding with 21,386 and 41,148 options vested, respectively. During 2000 and 1999, 0 and 202 were forfeited due to terminations, respectively. No additional options were granted and 21,060 and 17,820 were exercised during the year ended December 31, 2000 and 1999, respectively.

       On June 30, 2000, the stock option plans for FNBOC, CNBPC and FNBPC were merged into the Company's Officers' and Employees' Stock Option Plan (the "Plan'). The characteristics of the options remain the same under the Company's Plan as they were under each of the respective banks.

       Also, in September 1999, the Company authorized 365,000 common shares for employees of the Company, under an incentive stock option and non-statutory stock option plan. Options will be granted at fair market value of underlying stock at date of grant. Each option expires ten years from date of grant and a vesting period of 25% at the date of grant and 25% on each anniversary date thereafter. As of December 31, 2000, there were no options vested and outstanding.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (amounts are in thousands of dollars except for per share data):

                                                       DECEMBER 31,
                                              -----------------------------
                                                 2000               1999
                                              ---------           ---------

       Net income:
          As reported                         $   1,908           $   1,946
          Pro forma                               1,900               1,929

       Diluted earnings per share:
          As reported                              0.67                0.70
          Pro forma                                0.67                0.70

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



       A summary of the status of the Company's stock option plans at December 31, 2000 and 1999, and changes during the years ended on those dates is presented below:

                                                       DECEMBER 31,
                                                  ---------------------
                                                     2000          1999
                                                  -------      --------

       Outstanding at beginning of year            64,456       323,246
          Granted                                      --            --
          Exercised                               (21,060)     (245,402)
          Forfeited                                    --       (13,387)
                                                  -------      --------

       Outstanding at end of year                  43,396        64,456
                                                  -------      --------

       Options exercisable at end of year          41,241        59,253
                                                  =======      ========

       The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                                                                 WEIGHTED
                                NUMBER          WEIGHTED      WEIGHTED         NUMBER        AVERAGE EXERCISE
                            OUTSTANDING AT     REMAINING       AVERAGE     EXERCISABLE AT        PRICE AT
            RANGE OF         DECEMBER 31,     CONTRACTUAL     EXERCISE      DECEMBER 31,       DECEMBER 31,
         EXERCISE PRICES         2000             LIFE          PRICE           2000               2000
       -----------------    --------------    -----------     --------     --------------    ----------------

         $4.95 - $12.50         43,396         53 months        $7.55          41,241             $7.33


(13)   EMPLOYEE BENEFIT PLAN

       Prior to July 1, 2000, each subsidiary bank maintained a separate 401(k) compensation and incentive plan for the benefit of its employees. Employees were eligible to participate in the plan after completing one year of continuous employment. The Company contributed an amount equal to a certain percentage of the employees' contributions based on the discretion of the Board of Directors not to exceed six percent of the employees' annual compensation. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors.

       As of July 1, 2000, the Company terminated the three plans and transferred the assets into one new 401(k) compensation and incentive plan for the benefit of all of its employees, including all subsidiary banks. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees' contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors.

       For the years ended December 31, 2000 and 1999, the Company's contributions to the plan were $183 and $185, respectively.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



(14)   CREDIT COMMITMENTS

       The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2000 and 1999 are as follows:

                                                         DECEMBER 31,
                                                     -------------------
                                                       2000        1999
                                                     -------     -------

       Standby letters of credit                     $   950     $   763
       Available lines of credit                      33,857      20,933
       Unfunded loan commitments - variable            3,150      28,207

       Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

       The majority of loan commitments have terms up to one year and have variable interest rates.

       Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that the collateral or other security is of no value.

       The Company's policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, real estate and income providing commercial properties.

       Standby letters of credit are contractual commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(15)   CONCENTRATIONS OF CREDIT RISK

       Most of the Company's business activity is with customers located within Osceola, Pasco, and Polk Counties and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2000, substantially all of the Company's loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of Osceola, Pasco and Polk Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

              CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          (Amounts are in thousands of dollars, except per share data)



(16)   BASIC AND DILUTED EARNINGS PER SHARE

       Basic and diluted earnings per share are calculated as follows:

                                                               INCOME             SHARES        PER SHARE
                                                             (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                                            ------------       -------------    ----------

              YEAR ENDED 2000:
                 Basic earnings per share:
                    Net income                                $    1,908          2,811,651     $     0.68
                                                                                                ==========

                 Effect of dilutive securities:
                    Stock options                                     --             15,053
                                                              ----------          ---------

                 Diluted earnings per share:
                    Income and assumed conversions            $    1,908          2,826,704     $     0.67
                                                              ==========          =========     ==========

              YEAR ENDED 1999:
                 Basic earnings per share:
                    Net Income                                $    1,946          2,681,079     $     0.73
                                                                                                ==========

                 Effect of dilutive securities:
                    Stock options                                     --             94,105
                                                              ----------          ---------
                 Diluted earnings per share:
                    Income and assumed conversions            $    1,946          2,775,184     $     0.70
                                                              ==========          =========     ==========



(17)   MERGER

       The Company merged with three wholly owned subsidiaries as of the close of business on June 30, 2000. In the merger, the shareholders of First National Bank of Osceola County received 2.0 shares of Company common stock for each bank common share owned. The shareholders of Community National Bank of Pasco County received 2.02 shares of Company common stock for each bank common share owned, and the shareholders of First National Bank of Polk County received 1.62 shares of Company common stock for each bank common share owned. The three banks operate as separate subsidiaries of the Company.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 22nd day of March, 2001.

                              CENTERSTATE BANKS OF FLORIDA, INC.


                              /s/ James H. White
                              -------------------------------------------------
                              James H. White
                              Chairman, President and Chief Executive Officer



                              /s/ James J. Antal
                              -------------------------------------------------
                              James J. Antal
                              Senior Vice President and Chief Financial Officer (Principal financing officer and principal accounting officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 22nd, 2001.


SIGNATURE                              TITLE
---------                              -----

/s/ James H. White                     Chairman, President and Chief Executive
-----------------------------          Officer and Director
James H. White


/s/ G. Robert Blanchard, Sr.           Director
-----------------------------
G. Robert Blanchard, Sr.



/s/ James H. Bingham                   Director
-----------------------------
James H. Bingham


/s/ Terry W. Donley                    Director
-----------------------------
Terry W. Donley


/s/ Bryan W. Judge                     Director
-----------------------------
Bryan W. Judge


/s/ Samuel L. Lupfer, IV               Director
-----------------------------
Samuel L. Lupfer, IV


/s/ J. Thomas Rocker                   Director
-----------------------------
J. Thomas Rocker

                       Centerstate Banks of Florida, Inc.
                                  Form 10-KSB
                    For Fiscal Year Ending December 31, 2000

                                 EXHIBIT INDEX

Exhibit                                                                    Page
  No.                   Exhibit                                             No.
-------      ---------------------------------------                      -----

21.1         Subsidiaries of the Registrant

23.1         Consent of KPMG LLP