Form 10QSB
period 2001-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2001-05-08
CIK 1102266

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB
                                   (Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

                            7722 State Road 544 East
                           Winter Haven, Florida 33881
                    (Address of Principal Executive Offices)

                                 (863) 419-0833
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES      [X]        NO      [ ]

State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share                       2,815,872
--------------------------------------            -----------------------------
                 (class)                          Outstanding at March 31, 2001

               CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                                                     Page
                                                                                                                     ----
Condensed Consolidated Balance Sheets -  March 31, 2001 (unaudited) and
         December 31, 2000 (unaudited)                                                                                 2

Condensed Consolidated Statements of Earnings for the Three
         Months ended March 31, 2001 and 2000  (unaudited)                                                             3

Condensed Consolidated Statements of Cash Flows - Three Months ended
         March 31, 2001 and 2000 (unaudited)                                                                           4

Notes to Condensed Consolidated Financial Statements (unaudited)                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                         7

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            14

Item 2.  Changes in Securities and Use of Proceeds                                                                    14

Item 3.  Defaults Upon Senior Securities                                                                              14

Item 4.  Submission of Matters to a Vote of Shareholders                                                              14

Item 5.  Other Information                                                                                            14

Item 6.  Exhibits and Reports on Form 8-K                                                                             14

SIGNATURES                                                                                                            15

               Centerstate Banks of Florida, Inc. and Subsidiaries
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                            (in thousands of dollars)

                                                                                                 As of                As of
ASSETS                                                                                        Mar 31, 2001         Dec 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                        $   15,711           $   17,932
Federal funds sold                                                                                 26,453               15,652
Securities:
     Available-for-sale (at market value)                                                          52,731               49,742
     Held-to-Maturity (market value of $3,503 and $3,491 at
          March 31, 2001 and December 31, 2000 respectively                                         3,503                3,509

Loans                                                                                             222,073              209,863
Less allowance for loan losses                                                                     (2,882)              (2,730)
                                                                                              --------------------------------
     Net Loans                                                                                    219,191              207,133

Premises and equipment                                                                             13,307               13,318
Accrued interest receivable                                                                         2,014                2,163
Other assets                                                                                        1,001                1,213
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $  333,911           $  310,662
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Demand - non-interest bearing                                                             $   51,814           $   46,901
     Demand - interest bearing                                                                     38,338               36,335
     Savings and money market accounts                                                             69,464               63,799
     Time deposits                                                                                140,299              133,133
                                                                                              --------------------------------
Total deposits                                                                                    299,915              280,168

Securities sold under agreement to repurchase                                                       6,702                4,305
Accrued expenses and other liabilities                                                              1,204                  868
                                                                                              --------------------------------
     Total liabilities                                                                            307,821              285,341

Stockholders' equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized
     no shares issued or outstanding                                                                    0                    0
Common stock, $.01 par value: 20,000,000 shares
     authorized; 2,815,872 shares issued and outstanding
     at March 31, 2001 and December 31, 2000                                                           28                   28
Additional paid-in capital                                                                         15,426               15,426
Net unrealized holding gains on available-for-sale
     securities, net of tax                                                                           480                  157
Retained earnings                                                                                  10,156                9,710
                                                                                              --------------------------------
Total stockholders' equity                                                                         26,090               25,321
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $  333,911           $  310,662
-------------------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements

               Centerstate Banks of Florida, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
                (in thousands of dollars, except per share data)

                                                                                                      Three Months Ended
INTEREST INCOME                                                                                Mar 31, 2001          Mar 31, 2000
---------------                                                                                ----------------------------------
Loans                                                                                          $      4,871          $      4,072
Securities                                                                                              814                   858
Federal funds sold                                                                                      326                   199
                                                                                               ------------          ------------
     Total Interest Income                                                                            6,011                 5,129
                                                                                               ------------          ------------

INTEREST EXPENSE
Deposits                                                                                              2,709                 2,073
Securities sold under agreements to repurchase                                                           62                    57
                                                                                               ------------          ------------
     Total Interest Expense                                                                           2,771                 2,130
                                                                                               ------------          ------------

NET INTEREST INCOME                                                                                   3,240                 2,999
Provision for loan losses                                                                               141                   137
                                                                                               ------------          ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                                        3,099                 2,862

NON-INTEREST INCOME
Service charges on deposit accounts                                                                     568                   409
Loss on sale of securities                                                                                0                    (1)
Other service charges and fees                                                                          164                   130
                                                                                               ------------          ------------
     Total Non-Interest Income                                                                          732                   538
                                                                                               ------------          ------------

NON-INTEREST EXPENSE
Salaries and employee benefits                                                                        1,385                 1,192
Occupancy expenses                                                                                      375                   311
Depreciation of premises and equipment                                                                  251                   220
Stationary & printing supplies                                                                           82                   104
Marketing expenses                                                                                       61                    63
Data processing expenses                                                                                269                   227
Legal and accounting fees                                                                                51                    65
Merger and other public registration expenses                                                             0                    96
Other operating expenses                                                                                467                   546
                                                                                               ------------          ------------
     Total Non-Interest Expenses                                                                      2,941                 2,824
                                                                                               ------------          ------------

Income before income taxes                                                                              890                   576
Provision for income tax expense                                                                        332                   251
                                                                                               ------------          ------------
NET INCOME                                                                                     $        558          $        325
                                                                                               ============          ============

NET INCOME PER COMMON SHARE:
     Basic                                                                                     $       0.20          $       0.12
     Diluted                                                                                   $       0.20          $       0.12
Weighted Average Common Shares outstanding:
     Basic                                                                                        2,815,872             2,799,931
     Diluted                                                                                      2,833,691             2,820,549

See notes to condensed consolidated financial statements

               Centerstate Banks of Florida, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (in thousands of dollars)

                                                                                                  Three months ended Mar 31,
                                                                                                   2001                2000
                                                                                               -------------------------------
Cash flows from operating activities:
   Net Income                                                                                  $      558           $      325
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                       141                  137
      Depreciation of premises and equipment                                                          251                  220
      Net accretion of discounts on investments securities                                             17                   86
      Net deferred origination fees                                                                    21                    8
      Loss on sale of other real estate owned                                                           9                   --
      Write down of other real estate owned                                                            --                    6
      Realized loss on sale of available for sale securities                                           --                    1

   Cash provided by (used in) changes in:
         Net changes in accrued interest receivable                                                   149                  (34)
         Net change in prepaids and other assets                                                     (121)                  29
         Net change in accrued interest payable                                                        15                   23
         Net change in accounts payable and accrued expenses                                          321                  318
                                                                                               ----------           ----------
            Net cash provided by operating activities                                               1,361                1,119
                                                                                               ----------           ----------

Cash flows from investing activities:
   Proceeds from maturities of investment securities available for sale                             2,560                7,096
   Proceeds from callable investment securities available for sale                                  2,000                   --
   Proceeds from sales of investment securities available for sale                                  1,500                1,500
   Purchases of investment securities for sale                                                     (8,542)              (5,981)
   Increase in loans, net of repayments                                                           (12,221)              (9,549)
   Purchases of premises and equipment                                                               (240)                (454)
   Proceeds from sale of other real estate owned                                                      131                   --
                                                                                               ----------           ----------
            Net cash used in investing activities                                                 (14,812)              (7,388)
                                                                                               ----------           ----------

Cash flows from financing activities:
   Net increase (decrease) in demand and savings deposits                                          19,747              (22,247)
   Net increase (decrease) in other borrowings                                                      2,397               (4,467)
   Stock options exercised                                                                             --                  119
   Dividends paid                                                                                    (113)                  --
                                                                                               ----------           ----------
            Net cash provided by financing activities                                              22,031               17,899
                                                                                               ----------           ----------

            Net increase in cash and cash equivalents                                               8,580               11,630

Cash and cash equivalents, beginning of period                                                     33,584               24,045
                                                                                               ----------           ----------
Cash and cash equivalents, end of period                                                       $   42,164           $   35,675
                                                                                               ==========           ==========

               Centerstate Banks of Florida, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (in thousands of dollars)
                                   (continued)

Supplemental schedule of noncash transactions:
   Market value adjustment - securities available-for-sale
      Market value adjustments - securities                                                    $      514           $      (35)
      Deferred income tax (liability) asset                                                          (190)                  11
                                                                                               ----------           ----------
   Unrealized (loss) gain on securities available-for-sale                                     $      324           $      (24)
                                                                                               ==========           ==========
Transfer of loan to other real estate owned                                                    $        0           $       40
                                                                                               ==========           ==========

Cash paid during the period for:
   Interest                                                                                    $    2,756           $    2,107
                                                                                               ==========           ==========
   Income taxes                                                                                $       15           $       90
                                                                                               ==========           ==========

See accompanying notes to financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1:  Holding Company and Subsidiaries Background Information

Centerstate Banks of Florida, Inc (the "Company") is a multi-bank holding company that was formed as of the close of business on June 30, 2000 as part of a merger of three independent commercial banks in Central Florida (First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County). The business combination was accounted for using the pooling-of-interest accounting method. The outstanding shares of the three banks were converted into Company common stock at agreed upon exchange ratios described in the merger agreements. All of the shareholders of the three banks are now the shareholders of the Company, which owns all of the outstanding shares of the three banks. The three banks will maintain their separate identities as wholly owned subsidiaries of the Company.

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

NOTE 2:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

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

                                                                             For the three months ended Mar 31,
                                                            ----------------------------------------------------------------------
                                                                           2001                                2000
                                                            ---------------------------------    ---------------------------------
                                                                        Weighted         Per                  Weighted        Per
                                                                         Average        Share                  Average       Share
                                                            Earnings      Shares       Amount    Earnings      Shares       Amount
                                                            ---------------------------------    ---------------------------------
         Basic EPS
            Net earnings available
               to common Shareholders                        $  558     2,815,872     $  0.20     $  325     2,799,931     $  0.12
                                                                                      =======                              =======

         Effect of dilutive securities:
         Incremental shares from
               assumed exercise of stock Options             $    0        17,819                 $    0        20,618
                                                             --------------------                 --------------------

         Diluted EPS
            Net earnings available to Common
               Stockholders and assumed
               Conversions                                   $  558     2,833,691     $  0.20     $  325     2,820,549     $  0.12
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

                                                                                                 Three Months Ended
                                                                                            Mar 31, 2001    Mar 31, 2000
                                                                                            ----------------------------
Net income                                                                                     $  558          $  325
Other comprehensive income, net of tax
   change in unrealized market value adjustment
   on securities available for sale, net of tax                                                   324             (24)
                                                                                               ----------------------
Comprehensive income                                                                           $  882          $  301
                                                                                               ======================

NOTE 6:  Effect of New Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards (SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of SFAS No. 133", which is a one year deferral of the application of SFAS No. 133. In June 2000, the FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Implementation of SFAS No. 133 did not have a significant impact on the financial position or results of operations of the Company.

In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This Statement revised the standards for accounting for securitizations and other transfers of financial assets and collateral and required certain disclosures, but it carries over most of Statement 125's provisions without reconsiderations. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Implementation of the Statement did not have a significant impact on the financial position or results of operations of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2001 AND DECEMBER 31, 2000

Overview

         The Company is a multi-bank holding company that was formed as a result of a merger of three independent commercial banks as of the close of business on June 30, 2000. The merger and organization of the Company was recorded using the pooling-of-interests accounting method. Therefore, all historical financial presentations have been restated to reflect the merger.

         Total assets of the Company were $333.9 million as of March 31, 2001, compared to $310.7 million at December 31, 2000, an increase of $23.2 million or 7.5%. This increase was primarily the result of the Company's internally generated loan growth funded by an increase in deposits.

Federal Funds Sold

         Federal funds sold was $26.5 million at March 31, 2001 as compared to $15.7 million at December 31, 2000, an increase of $10.8 million or 69%. The increase was due primarily to the favorable interest rates on overnight federal funds sold relative to short-term Treasury securities.

Investment Securities

         Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $52.7 million at March 31, 2001 compared to $49.7 million at December 31, 2000, an increase of $3.0 million or 6%. These securities have been recorded at market value. The Company classifies the majority of its securities as "available-for-sale" to provide for greater flexibility to respond to changes in interest rates.

         Securities held-to-maturity, consisting of U.S. governmental agency securities, were $3.5 million at March 31, 2001 and at December 31, 2000. These securities have been recorded at cost net of unamortized premiums and discounts. The estimated market value of these securities was $3.5 million at March 31, 2001 and at December 31, 2000.

Loans

         Total gross loans were $222.4 million at March 31, 2001, compared to $210.2 million at December 31, 2000, an increase of $12.2 million or 5.8%. For the same period, real estate loans increased by $9.9 million or 6.2%, commercial loans increased by $0.8 million or 2.7%, and all other loans including consumer loans increased by $1.5 million or 6.9%. Total loans net of unearned fees and allowance for loan losses were $219.2 million at March 31, 2001, compared to $207.1 million at December 31, 2000, an increase of $12.1 million or 5.8%.

         The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

                                                                                       Mar 31,               Dec 31,
                                                                                         2001                 2000
                                                                                      ----------           ----------
         Real Estate Loans
            Residential                                                               $   78,165           $   71,860
            Commercial                                                                    75,544               74,144
            Construction                                                                  15,480               13,250
                                                                                      ----------           ----------
         Total Real Estate                                                               169,189              159,254

         Commercial                                                                       30,111               29,312
         Other                                                                            23,155               21,657
                                                                                      ----------           ----------
             Gross Loans                                                                 222,455              210,223

         Unearned fees                                                                      (382)                (360)
         Allowance for loan losses                                                        (2,882)              (2,730)
                                                                                      ----------           ----------
         Total loans net of unearned fees
              and allowance for loan losses                                           $  219,191           $  207,133
                                                                                      ==========           ==========

Credit Quality and Allowance for Loan Losses

         The Company's allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At March 31, 2001, the allowance for loan losses was $2.9 million or 1.30% of total gross loans outstanding, compared to $2.7 million or 1.30%, at December 31, 2000.

         The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

                                                                                    Three Month Period end Mar 31,
                                                                                        2001               2000
                                                                                    ----------          ----------
         Allowance at beginning of period                                             $  2,730           $  2,302
         Charge-offs
            Commercial Loans                                                                 0                 36
            Real Estate Loans                                                                0                  0
            Consumer Loans                                                                   9                 22
                                                                                      --------           --------
         Total charge-offs                                                                   9                 58

         Recoveries
            Commercial Loans                                                                 3                 11
            Real Estate Loans                                                               11                 34
            Consumer Loans                                                                   6                  4
                                                                                      --------           --------
         Total Recoveries                                                                   20                 49

         Net (recoveries) charge-offs                                                      (11)                 9
         Provision for loan losses                                                         141                137
                                                                                      --------           --------

         Allowance at end of period                                                   $  2,882           $  2,430
                                                                                      ========           ========

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

         The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

                                                                                       Mar 31             Dec 31
                                                                                        2001               2000
                                                                                      --------           --------
         Non-Accrual Loans                                                            $    785           $    837
         Accruing Loans Past Due 90 days+                                                   57                 92
         Other Real Estate Owned                                                             0                139
                                                                                      --------           --------

         Total Non-Performing Assets                                                  $    842           $  1,068
                                                                                      ========           ========

         As a Percent of Total Assets                                                     0.25%              0.34%
                                                                                      ========           ========

         Allowance for Loan Losses                                                    $  2,882           $  2,302
                                                                                      ========           ========

         Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of March 31, 2001, management believes that it had adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank Premises and Equipment

         Bank premises and equipment was $13.3 million at March 31, 2001, compared to $13.3 million at December 31, 2000. No new branch offices were opened, and no significant purchases of equipment occurred during the quarter.

Deposits

         Total deposits were $299.9 million at March 31, 2001, compared to $280.2 million at December 31, 2000, an increase of $19.7 million or 7.0%. During the three month period ended March 31, 2001, demand deposits increased by $4.9 million (10.4%), NOW deposits increased by $2.0 million (5.5%), savings and money market accounts increased by $5.7 million (8.9%), and time deposits increased by $7.2 million (5.4%).

Repurchase Agreements

         The Company enters into agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. These short-term borrowings totaled $6.7 million at March 31, 2001, as compared to $4.3 million at December 31, 2000, an increase of $2.4 million or 56%.

Stockholders' Equity

         Shareholders' equity at March 31, 2001, was $26.1 million, or 7.8% of total assets, compared to $25.3 million, or 8.1% of total assets at December 31, 2000. The increase in stockholders' equity was due to year-to-date net income, and changes in the market value of securities available for sale, net of deferred taxes.

         The Comptroller of the Currency has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank's capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such "off-balance sheet" activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2001, all three of the Company's subsidiary banks exceeded the minimum capital levels to be considered "Well Capitalized" under the terms of the guidelines.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

Overview

         Net income for the three months ended March 31, 2001 was $558 thousand or $0.20 per share basic and $0.20 per share diluted, compared to $325 thousand or $0.12 per share basic and $0.12 per share diluted ($420 thousand or $0.15 per share basic and $0.15 per share diluted before one time expenses for merger and other public registration related expenses) for the same period in 2000.

         The return on average equity ("ROE"), calculated on an annualized basis, for the three month period ended March 31, 2001 was 8.78%, as compared to 5.55% for the same period in 2000.

Net Interest Income/Margin

         Net interest income increased $241 thousand or 8.0% to $3.2 million during the three month period ended March 31, 2001 compared to $3.0 million for the same period in 2000. The $241 thousand increase was the result of a $882 thousand increase in interest income which was partially offset by a $641 thousand increase in interest expense.

         Interest earning assets averaged $294.7 million during the three month period ended March 31, 2001 as compared to $258.6 million for the same period in 2000, an increase of $36.1 million, or 14.0%. The yield on average interest earning assets increased 0.23% to 8.16% during the three month period ended March 31, 2001, compared to 7.93% for the same period in 2000. The combined effects of the $36.1 million increase in average interest earning assets and the 0.23% increase in yield on average interest earning assets resulted in the $882 thousand increase in interest income between the two periods.

         Interest bearing liabilities averaged $247.9 million during the three month period ended March 31, 2001 as compared to $216.8 million for the same period in 2000, an increase of $31.1 million, or 14.3%. The cost of average interest bearing liabilities increased 0.54% to 4.47% during the three month period ended March 31, 2001, compared to 3.93% for the same period in 2000. The combined effects of the $31.1 million increase in average interest bearing liabilities and the 0.54% increase in the cost of the average interest bearing liabilities resulted in the $641 thousand increase in interest expense between the two periods.

         The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2001 and 2000 (in thousands of dollars).

                                                                         Three Months Ended March 31,
                                                    ---------------------------------------------------------------------------
                                                                  2001                                       2000
                                                    ----------------------------------       ----------------------------------
                                                      Average        Interest   Average        Average        Interest   Average
                                                      Balance       Inc / Exp     Rate         Balance       Inc / Exp     Rate
                                                    ----------------------------------       ----------------------------------
Loans (1) (2)                                       $  214,900      $  4,871      9.07%      $  181,889      $  4,072      8.95%
Securities (3)                                          79,773         1,140      5.72%          76,708         1,057      5.51%
                                                    ----------------------------------       ----------------------------------
Total Earning Assets                                   294,673         6,011      8.16%         258,597         5,129      7.93%

Allowance for Loan Losses                               (2,800)                                  (2,366)
All Other Assets                                        29,149                                   29,909
                                                    ----------                               ----------
Total Assets                                        $  321,022                               $  286,140
                                                    ==========                               ==========

Deposits (4)                                           243,092         2,709      4.46%         212,225         2,073      3.91%
Borrowings                                               4,763            62      5.21%           4,531            57      5.03%

                                                    ----------------------------------       ----------------------------------
Total Interest Bearing Liabilities                     247,855         2,771      4.47%         216,756         2,130      3.93%

Demand Deposits                                         46,715                                   45,415
Other Liabilities                                        1,033                                      553
Shareholders' Equity                                    25,419                                   23,416

                                                    ----------                               ----------
Total Liabilities and Shareholders' Equity          $  321,022                               $  286,140
                                                    ==========                               ==========

Net Interest Spread (5)                                                           3.69%                                    4.00%
                                                                                  ====                                     ====
Net Interest Income                                                 $  3,240                                 $  2,999
                                                                    ========                                 ========
Net Interest Margin (6)                                                           4.40%                                    4.64%
                                                                                  ====                                     ====

Note 1:  Loan balances are net of deferred origination fees and costs.

Note 2: Interest income on average loans includes loan fee recognition of $182 thousand and $131 thousand for the three month periods ended March 31, 2001 and 2000.

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

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $141 thousand for the three month period ended March 31, 2001 compared to $137 thousand for the same period in 2000. The addition was deemed appropriate by management due to the growth of the loan portfolio.

Non-interest Income

         Non-interest income for the three months ended March 31, 2001 increased $194 thousand, or 36%, to $732 thousand, compared to $538 thousand for the same period in 2000. The majority of the increase ($159 thousand) related to deposit account service charges. The remainder of the increase was related to other service charges and miscellaneous items. Non-interest income (annualized) as a percentage of total average assets was 0.91% for the three months ended March 31, 2001, compared to 0.75% for the same period in 2000.

Non-interest Expense

         Non-interest expense for the three months ended March 31, 2001 increased $117 thousand, or 4.1%, to $2.9 million, compared to $2.8 million for the same period in 2000. Salaries and employee benefits increased by $193 thousand (16.2%), occupancy and depreciation expenses increased by $95 thousand (17.9%), data processing expenses increased by $42 thousand (18.5%), stationary and printing supplies decreased by $22 thousand (21.2%), merger and other public registration related expenses decreased by $96 thousand (100%) and all remaining expenses together resulted in a decrease of $95 thousand (14.1%).

Provision for Income Taxes

         The income tax provision for the three months ended March 31, 2001 was $332 thousand (an effective rate of 37.3%) compared to $251 thousand (an effective rate of 43.6%) for the same period in 2000. The effective rate was higher during the three month period ending March 31, 2000 due to certain merger and other public registration related expenses that were not deductible for income tax purposes.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Shareholders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed during the quarter ended March 31, 2001

               CENTERSTATE BANKS OF FLORIDA, INC AND SUBSIDIARIES

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               CENTERSTATE BANKS OF FLORIDA, INC AND SUBSIDIARIES
                                  (Registrant)



Date:    May 4, 2001                   By: /s/ JAMES H. WHITE
         -----------                      -------------------------------------
                                          James H. White
                                          Chairman, President and Chief
                                          Executive Officer



Date:    May 4, 2001                   By: /s/ JAMES J. ANTAL
         -----------                      -------------------------------------
                                          James J. Antal
                                          Senior Vice President
                                          and Chief Financial Officer