Form 10QSB
period 2001-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2001-08-07
CIK 1102266

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

         Transition report under Section 13 or 15(d) of the Exchange Act

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

YES     [X]                 NO      [ ]

State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share                   2,817,087
--------------------------------------         ----------------------------
               (class)                         Outstanding at June 30, 2001

               CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                     Page
                                                                                     ----
Condensed Consolidated Balance Sheets -  June 30, 2001 (unaudited) and
         December 31, 2000 (unaudited)                                                 2

Condensed Consolidated Statements of Earnings for the Three and Six
         Months ended June 30, 2001 and 2000 (unaudited)                               3

Condensed Consolidated Statements of Cash Flows - Six Months ended
         June 30, 2001 and 2000 (unaudited)                                            4

Notes to Condensed Consolidated Financial Statements (unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                         8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                            18

Item 2.  Changes in Securities and Use of Proceeds                                    18

Item 3.  Defaults Upon Senior Securities                                              18

Item 4.  Submission of Matters to a Vote of Shareholders                              18

Item 5.  Other Information                                                            18

Item 6.  Exhibits and Reports on Form 8-K                                             18

SIGNATURES                                                                            19

               Centerstate Banks of Florida, Inc. and Subsidiaries
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                            (in thousands of dollars)

                                                                            As of             As of
                                                                        Jun 30, 2001      Dec 31, 2000
                                                                        ------------      ------------

ASSETS
Cash and due from banks                                                  $   14,251        $   17,932
Federal funds sold                                                           15,083            15,652
Securities:
     Available-for-sale (at market value)                                    57,395            49,742
     Held-to-Maturity (market value of $1,520 and $3,491 at
          June 30, 2001 and December 31, 2000 respectively                    1,500             3,509

Loans                                                                       228,416           209,863
Less allowance for loan losses                                               (2,921)           (2,730)
                                                                         ----------        ----------
     Net Loans                                                              225,495           207,133

Premises and equipment                                                       13,826            13,318
Accrued interest receivable                                                   2,120             2,163
Other assets                                                                  1,073             1,213

                                                                         ----------        ----------
TOTAL ASSETS                                                             $  330,743        $  310,662
                                                                         ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Demand - non-interest bearing                                       $   50,768        $   46,901
     Demand - interest bearing                                               36,611            36,335
     Savings and money market accounts                                       68,072            63,799
     Time deposits                                                          142,264           133,133
                                                                         ----------        ----------
Total deposits                                                              297,715           280,168

Securities sold under agreement to repurchase                                 5,460             4,305
Accrued expenses and other liabilities                                          927               868

                                                                         ----------        ----------
     Total liabilities                                                      304,102           285,341

Stockholders' equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized
     no shares issued or outstanding                                              0                 0
Common stock, $.01 par value: 20,000,000 shares
     authorized; 2,817,087 and 2,815,872 shares issued and
     outstanding at June 30, 2001 and December 31, 2000 respectively             28                28
Additional paid-in capital                                                   15,438            15,426
Net unrealized holding gains on available-for-sale
     securities, net of tax                                                     533               157
Retained earnings                                                            10,642             9,710
                                                                         ----------        ----------
Total stockholders' equity                                                   26,641            25,321

                                                                         ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  330,743        $  310,662
                                                                         ----------        ----------

See notes to the accompanying condensed consolidated financial statements

               Centerstate Banks of Florida, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
                (in thousands of dollars, except per share data)

                                                                     Three months ended                     Six months ended
                                                              --------------------------------      --------------------------------
                                                              June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                                              -------------      -------------      -------------      -------------

Interest Income
Loans                                                          $     4,956        $     4,381        $     9,827        $     8,453
Investment securities                                                  836                846              1,650              1,704
Federal funds sold                                                     227                256                553                455
                                                               -----------        -----------        -----------        -----------
                                                                     6,019              5,483             12,030             10,612
                                                               -----------        -----------        -----------        -----------
Interest expense:
Deposits                                                             2,562              2,268              5,271              4,342
Securities sold under agreement to repurchase                           56                 53                118                110
                                                               -----------        -----------        -----------        -----------
                                                                     2,618              2,321              5,389              4,452
                                                               -----------        -----------        -----------        -----------

Net interest income                                                  3,401              3,162              6,641              6,160

Provision for loan losses                                              141                136                282                273
                                                               -----------        -----------        -----------        -----------
Net interest income after loan loss provision                        3,260              3,026              6,359              5,887
                                                               -----------        -----------        -----------        -----------

Other income:
Service charges on deposit accounts                                    539                453              1,106                863
Other service charges and fees                                         153                120                308                243
(Loss) on sale of securities                                             0                 (1)                 0                 (1)
Gain on sale of other real estate owned                                  0                  0                  9                  6
                                                               -----------        -----------        -----------        -----------
                                                                       692                572              1,423              1,111
                                                               -----------        -----------        -----------        -----------
Other expenses:
Salaries, wages and employee benefits                                1,448              1,216              2,832              2,408
Occupancy expense                                                      390                343                765                655
Depreciation of premises and equipment                                 227                229                479                449
Stationary and printing supplies                                        95                 84                177                188
Marketing expenses                                                      44                 62                105                125
Data processing expense                                                254                219                523                447
Legal and professional fees                                             56                 63                107                127
Other expenses                                                         480                519                947              1,065
Merger and other public registration related expenses                    0                262                  0                358
                                                               -----------        -----------        -----------        -----------
Total other expenses                                                 2,994              2,997              5,935              5,822

Income before provision for income taxes                               958                601              1,847              1,176
Provision for income taxes                                             359                328                690                579
                                                               -----------        -----------        -----------        -----------
Net income                                                     $       599        $       273        $     1,157        $       597
                                                               ===========        ===========        ===========        ===========

Earnings per share:
Basic                                                          $      0.21        $      0.10        $      0.41        $      0.21
Diluted                                                        $      0.21        $      0.10        $      0.41        $      0.21
Common shares used in the calculation of earnings per share:

Basic                                                            2,816,006          2,814,888          2,815,939          2,807,380

Diluted                                                          2,839,484          2,828,938          2,829,036          2,823,839

See notes to the accompanying condensed consolidated financial statements.

               Centerstate Banks of Florida, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (in thousands of dollars)

                                                                                   Six months ended June 30,
                                                                                     2001            2000
                                                                                   --------        --------

Cash flows from operating activities:
   Net Income                                                                      $  1,157        $    597
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                         282             273
      Depreciation of premises and equipment                                            479             448
      Net accretion of discounts on investments securities                               31             118
      Net deferred origination fees                                                      32              30
      Gain on sale of other real estate owned                                             9               6
      Deferred income taxes                                                              (2)              3
      Realized loss on sale of available for sale securities                             --               1
      Tax deduction in excess of book deduction on options exercised                      3              --

   Cash provided by (used in) changes in:
         Net changes in accrued interest receivable                                      43             (61)
         Net change in prepaids and other assets                                       (226)              3
         Net change in accrued interest payable                                         (35)             35
         Net change in accounts payable and accrued expenses                             95             563

                                                                                   --------        --------
            Net cash provided by operating activities                                 1,868           2,016
                                                                                   --------        --------

Cash flows from investing activities:
   Proceeds from maturities of investment securities available for sale               2,698          14,908
   Proceeds from callable investment securities available for sale                    2,035              --
   Proceeds from sales of investment securities available for sale                    1,750           4,500
   Purchases of investment securities available for sale                            (13,555)        (12,949)
   Proceeds from maturities of investment securities held to maturity                 2,000              --
   Increase in loans, net of repayments                                             (18,676)        (15,818)
   Purchases of premises and equipment                                                 (987)           (904)
   Proceeds from sale of other real estate owned                                        131              40

                                                                                   --------        --------
            Net cash used in investing activities                                   (24,604)        (10,223)
                                                                                   --------        --------

Cash flows from financing activities:
   Net increase in demand and savings deposits                                       17,547          20,268
   Net increase (decrease) in other borrowings                                        1,155          (3,341)
   Stock options exercised                                                                9             130
   Dividends paid                                                                      (225)             --

                                                                                   --------        --------
            Net cash provided by financing activities                                18,486          17,057
                                                                                   --------        --------

            Net (decrease) increase in cash and cash equivalents                     (4,250)          8,850

Cash and cash equivalents, beginning of period                                       33,584          24,045

                                                                                   --------        --------
Cash and cash equivalents, end of period                                           $ 29,334        $ 32,895
                                                                                   ========        ========

               Centerstate Banks of Florida, Inc. and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (in thousands of dollars)
                                   (continued)

Supplemental schedule of noncash transactions:
   Market value adjustment- securities available-for-sale
      Market value adjustments- securities                          $    599        $   (377)
      Deferred income tax (liability) asset                             (225)            142
                                                                    --------        --------
   Unrealized gain (loss) on securities available-for-sale          $    374        $   (235)
                                                                    ========        ========
Transfer of loan to other real estate owned                         $      0        $     64
                                                                    ========        ========

Cash paid during the period for:
   Interest                                                         $  5,425        $  4,417
                                                                    ========        ========
   Income taxes                                                     $    875        $    397
                                                                    ========        ========

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Holding Company and Subsidiaries Background Information

Centerstate Banks of Florida, Inc (the "Company") is a multi-bank holding company that was formed as of the close of business on June 30, 2000, as part of a merger of three independent commercial banks in Central Florida (First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County). The business combination was accounted for using the pooling-of-interest accounting method. The outstanding shares of the three banks were converted into Company common stock at agreed upon exchange ratios described in the merger agreements. In the transaction, the shareholders of the three banks became shareholders of the Company, which owns all of the outstanding shares of the three banks. The three banks maintain their separate identities as wholly owned subsidiaries of the Company.

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

NOTE 2: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

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

                                                             For the three months ended June 30,
                                         ----------------------------------------------------------------------
                                                        2001                                 2000
                                         --------------------------------      --------------------------------
                                                     Weighted        Per                   Weighted        Per
                                                      Average       Share                   Average       Share
                                         Earnings     Shares       Amount      Earnings     Shares       Amount
                                         --------    ---------     ------      --------    ---------     ------

Basic EPS
   Net earnings available
      to common
      shareholders                         $599      2,816,006      $0.21        $273      2,814,888      $0.10
                                                                    =====                                 =====

Effect of dilutive securities:
Incremental shares from
assumed exercise of stock
Options                                    $  0         23,478                   $  0         14,050
                                           ----      ---------                   ----      ---------

Diluted EPS
   Net earnings available to common
   shareholders and assumed
   conversions                             $599      2,839,484      $0.21        $273      2,828,938      $0.10
                                           ====      =========      =====        ====      =========      =====

                                                             For the six months ended June 30,
                                        --------------------------------------------------------------------------
                                                       2001                                  2000
                                        ---------------------------------    -------------------------------------
                                                     Weighted       Per                   Weighted         Per
                                                      Average      Share                   Average        Share
                                        Earnings      Shares       Amount    Earnings      Shares         Amount
                                        --------    ----------     ------    -------     ----------     ----------

Basic EPS
   Net earnings available
      to common
      shareholders                      $ 1,157      2,815,939     $0.41     $   597      2,807,380     $     0.21
                                                                   =====                                ==========

Effect of dilutive securities:
Incremental shares from
assumed exercise of stock
options                                 $     0         13,097               $     0         16,459
                                        -------     ----------               -------     ----------

Diluted EPS
   Net earnings available to common
   shareholders and assumed
   conversions                          $ 1,157      2,829,036     $0.41     $   597      2,823,839     $     0.21
                                        =======     ==========     =====     =======     ==========     ==========

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

The table below sets forth the Company's comprehensive income for the periods indicated below (in thousands of dollars).

                                                               Three months ended                Six months ended
                                                         June 30, 2001   June 30, 2000    June 30, 2001     June 30, 2000
                                                         -------------   -------------    -------------     -------------

Net income                                                    $599            $273            $1,157            $597
Other comprehensive income, net of tax
   change in unrealized market value adjustment
   on securities available for sale, net of tax                 52              54               376              30
                                                              ----            ----            ------            ----
Comprehensive income                                          $651            $327            $1,533            $627
                                                              ----            ----            ------            ----

NOTE 6: Effect of New Pronouncements

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

         In June 2001, the Financial Accounting Standard Board ("FASB) issued Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

         In July 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102 ("SAB 102") which expresses certain of the staff's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management believes that the Company complies with the views included in SAB 102.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2001 AND DECEMBER 31, 2000

Overview

         The Company is a multi-bank holding company that was formed as a result of a merger of three independent commercial banks as of the close of business on June 30, 2000. The merger and organization of the Company was recorded using the pooling-of-interests accounting method. Therefore, all historical financial presentations have been restated to reflect the merger.

         Total assets of the Company were $330.7 million as of June 30, 2001, compared to $310.7 million at December 31, 2000, an increase of $20.0 million or 6.4%. This increase was primarily the result of the Company's internally generated loan growth funded by an increase in deposits.

Federal Funds Sold

         Federal funds sold was $15.1 million at June 30, 2001 as compared to $15.7 million at December 31, 2000, a decrease of $0.6 million or 4%.

Investment Securities

         Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $57.4 million at June 30, 2001 compared to $49.7 million at December 31, 2000, an increase of $7.7 million or 15%. These securities have been recorded at market value. The Company classifies the majority of its securities as "available-for-sale" to provide for greater flexibility to respond to changes in interest rates.

         Securities held-to-maturity, consisting of U.S. governmental agency securities, were $1.5 million at June 30, 2001 compared to $3.5 million at December 31, 2000, a decrease of $2.0 million or 57%. The decrease was due to the maturity of a $2 million security. These securities have been recorded at cost net of unamortized premiums and discounts. The estimated market value of these securities were $1.5 million and $3.5 million at June 30, 2001 and December 31, 2000, respectively.

Loans

         Total gross loans were $228.8 million at June 30, 2001, compared to $210.2 million at December 31, 2000, an increase of $18.6 million or 8.8%. For the same period, real estate loans increased by $16.3 million or 10.2%, commercial loans increased by $0.2 million or 0.1%, and all other loans including consumer loans increased by $2.1 million or 9.7%. Total loans net of unearned fees and allowance for loan losses were $225.5 million at June 30, 2001, compared to $207.1 million at December 31, 2000, an increase of $18.4 million or 8.9%.

         The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

                                                 June 30,           Dec 31,
                                                   2001              2000
                                                ----------        ----------

Real Estate Loans
   Residential                                  $   79,691        $   71,860
   Commercial                                       78,467            74,144
   Construction                                     17,353            13,250
                                                ----------        ----------
Total Real Estate                                  175,511           159,254

Commercial                                          29,518            29,312
Other                                               23,779            21,657
                                                ----------        ----------
    Gross Loans                                    228,808           210,223

Unearned fees                                         (392)             (360)
                                                ----------        ----------
    Total loans net of unearned fees               228,416           209,863

Allowance for loan losses                           (2,921)           (2,730)

                                                ----------        ----------
Total loans net of unearned fees
     and allowance for loan losses              $  225,495        $  207,133
                                                ==========        ==========

Credit Quality and Allowance for Loan Losses

         The Company's allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At June 30, 2001, the allowance for loan losses was $2.9 million or 1.28% of total gross loans outstanding, compared to $2.7 million or 1.30%, at December 31, 2000.

         The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

                                                         Six month period end June 30,
                                                              2001           2000
                                                             -------        -------

                  Allowance at beginning of period           $ 2,730        $ 2,303
                  Charge-offs
                     Commercial Loans                              0             31
                     Real Estate Loans                            62             26
                     Consumer Loans                               66             26
                                                             -------        -------
                  Total charge-offs                              128             83

                  Recoveries
                     Commercial Loans                              3             34
                     Real Estate Loans                            19             50
                     Consumer Loans                               15              5
                                                             -------        -------
                  Total Recoveries                                37             89

                  Net charge-offs (recoveries)                    91             (6)
                  Provision for loan losses                      282            273
                                                             -------        -------

                  Allowance at end of period                 $ 2,921        $ 2,582
                                                             =======        =======

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

         The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

                                                                  Jun 30        Dec 31
                                                                   2001          2000
                                                                  ------        ------

                  Non-Accrual Loans                               $  586        $  837
                  Accruing Loans Past Due over 90 days               112            92
                  Other Real Estate Owned                              0           139
                                                                  ------        ------

                  Total Non-Performing Assets                     $  698        $1,068
                                                                  ======        ======

                  As a Percent of Total Assets                      0.21%         0.34%
                                                                  ======        ======

                  Allowance for Loan Losses                       $2,921        $2,730
                                                                  ======        ======

         Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of June 30, 2001, management believes that it's allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank Premises and Equipment

         Bank premises and equipment was $13.8 million at June 30, 2001, compared to $13.3 million at December 31, 2000, an increase of $0.5 million or 3.8%. The increase was primarily due to a new branch in Polk County that is under construction. The branch is expected to open in September 2001.

Deposits

         Total deposits were $297.7 million at June 30, 2001, compared to $280.2 million at December 31, 2000, an increase of $17.5 million or 6.2%. During the six month period ended June 30, 2001, demand deposits increased by $3.8 million (8.2%), NOW deposits increased by $0.3 million (0.8%), savings and money market accounts increased by $4.3 million (6.7%), and time deposits increased by $9.1 million (6.8%).

Repurchase Agreements

         The Company enters into agreements to repurchase securities under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. These short-term borrowings totaled $5.5 million at June 30, 2001, as compared to $4.3 million at December 31, 2000, an increase of $1.2 million or 28%.

Stockholders' Equity

         Shareholders' equity at June 30, 2001, was $26.6 million, or 8.0% of total assets, compared to $25.3 million, or 8.1% of total assets at December 31, 2000. The increase in stockholders' equity was due to year-to-date net income less dividends, stock options exercised and changes in the market value of securities available for sale, net of deferred taxes. The Company paid dividends of $0.04 per share on March 30, 2001 and $0.04 per share on June 29, 2001. Total dividends paid during the six month period ending June 30, 2001 was $225,000.

         The Comptroller of the Currency has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank's capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such "off-balance sheet" activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2001, all three of the Company's subsidiary banks exceeded the minimum capital levels to be considered "Well Capitalized" under the terms of the guidelines.

         A summary of actual, required and capital levels necessary to be considered well-capitalized for the Company as of June 30, 2001 and December 31, 2000 are presented in the table below.

                                                                                                   TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                           FOR CAPITAL         PROMPT CORRECTIVE
                                                        ACTUAL          ADEQUACY PURPOSES      ACTION PROVISION
                                                   ---------------     -------------------    -------------------
                                                   AMOUNT    RATIO     AMOUNT        RATIO    AMOUNT        RATIO
                                                   -------   -----     -------       -----    -------       -----

June 30, 2001
   Total capital (to risk weighted assets)         $28,439   13.4%     $16,916        > 8%    $21,145       > 10%
   Tier 1 capital (to risk weighted assets)         25,792   12.2%       8,458        > 4%     12,687       >  6%
   Tier 1 capital (to average assets)               25,792    7.8%      13,187        > 4%     16,484       >  5%

December 31, 2000
   Total capital (to risk weighted assets)         $27,672   13.8%     $16,033        > 8%    $20,041       > 10%
   Tier 1 capital (to risk weighted assets)         25,164   12.6%       8,016        > 4%     12,025       >  6%
   Tier 1 capital (to average assets)               25,164    8.2%      12,254        > 4%     15,318       >  5%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

Overview

         Net income for the three months ended June 30, 2001 was $599 thousand or $0.21 per share basic and $0.21 per share diluted, compared to $273 thousand or $0.10 per share basic and $0.10 per share diluted ($535 thousand or $0.19 per share basic and $0.19 per share diluted before one time expenses for merger and other public registration related expenses) for the same period in 2000.

         The return on average equity ("ROE"), calculated on an annualized basis, for the three month period ended June 30, 2001 was 9.05%, as compared to 4.51% for the same period in 2000 (8.84% before one time expenses for merger and other public registration related expenses).

Net Interest Income/Margin

         Net interest income increased $239 thousand or 7.5% to $3.4 million during the three month period ended June 30, 2001 compared to $3.2 million for the same period in 2000. The $239 thousand increase was the result of a $536 thousand increase in interest income which was partially offset by a $297 thousand increase in interest expense.

         Interest earning assets averaged $304.3 million during the three month period ended June 30, 2001 as compared to $267.0 million for the same period in 2000, an increase of $37.3 million, or 14.0%. The yield on average interest earning assets decreased 0.30% to 7.91% during the three month period ended June 30, 2001, compared to 8.21% for the same period in 2000. The combined net effects of the $37.3 million increase in average interest earning assets and the 0.30% decrease in yield on average interest earning assets resulted in the $536 thousand increase in interest income between the two periods.

         Interest bearing liabilities averaged $252.2 million during the three month period ended June 30, 2001 as compared to $223.7 million for the same period in 2000, an increase of $28.5 million, or 12.7%. The cost of average interest bearing liabilities was 4.15% during the three month periods ended June 30, 2001 and 2000. The $28.5 million increase in average interest bearing liabilities resulted in the $297 thousand increase in interest expense between the two periods.

         The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2001 and 2000 (in thousands of dollars).

                                                            Three months ended June 30,
                                 --------------------------------------------------------------------------------
                                                   2001                                       2000
                                 -------------------------------------      -------------------------------------
                                  Average        Interest      Average       Average        Interest      Average
                                  Balance        Inc/Exp        Rate         Balance        Inc/Exp        Rate
                                 ---------       --------      -------      ---------       --------      -------

Loans(1)(2)                      $ 224,680        $4,956        8.82%       $ 190,773        $4,381        9.19%
Securities(3)                       79,641         1,063        5.34%          76,230         1,102        5.78%
                                 ---------        ------        ----        ---------        ------        ----
Total Earning Assets               304,321         6,019        7.91%         267,003         5,483        8.21%

Allowance for Loan Losses           (2,868)                                    (2,482)
All Other Assets                    28,875                                     30,183
                                 ---------                                  ---------
Total Assets                     $ 330,328                                  $ 294,704
                                 =========                                  =========

Deposits(4)                        246,488         2,562        4.16%         219,675         2,268        4.13%
Borrowings                           5,705            56        3.93%           4,043            53        5.24%
Total Interest Bearing           ---------        ------        ----        ---------        ------        ----
     Liabilities                   252,193         2,618        4.15%         223,718         2,321        4.15%

Demand Deposits                     50,793                                     46,353
Other Liabilities                      869                                        417
Shareholders' Equity                26,473                                     24,216
Total Liabilities and            ---------                                  ---------
   Shareholders' Equity          $ 330,328                                  $ 294,704
                                 =========                                  =========

Net Interest Spread(5)                                          3.76%                                      4.06%
                                                                ====                                       ====
Net Interest Income                               $3,401                                     $3,162
                                                  ======                                     ======
Net Interest Margin(6)                                          4.47%                                      4.74%
                                                                ====                                       ====

Note 1:  Loan balances are net of deferred origination fees and costs.

Note 2: Interest income on average loans includes loan fee recognition of $260 thousand and $166 thousand for the three month periods ended June 30, 2001 and 2000.

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

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $141 thousand for the three month period ended June 30, 2001 compared to $136 thousand for the same period in 2000.

Non-interest Income

         Non-interest income for the three months ended June 30, 2001 increased $120 thousand, or 21%, to $692 thousand, compared to $572 thousand for the same period in 2000. The majority of the increase ($86 thousand) related to deposit account service charges. The remainder of the increase was related to other service charges and miscellaneous items. Non-interest income (annualized) as a percentage of total average assets was 0.84% for the three months ended June 30, 2001, compared to 0.78% for the same period in 2000.

Non-interest Expense

         Non-interest expense for the three months ended June 30, 2001 decreased $3 thousand, or 0.01%, to $2.994 million, compared to $2.997 million for the same period in 2000. Salaries and employee benefits increased by $232 thousand (19.1%), occupancy and depreciation expenses increased by $45 thousand (7.9%), data processing expenses increased by $35 thousand (16.0%), stationary and printing supplies increased by $11 thousand (13.1%), merger and other public registration related expenses decreased by $262 thousand (100%) and all remaining expenses together resulted in a decrease of $64 thousand (9.9%).

Provision for Income Taxes

         The income tax provision for the three months ended June 30, 2001 was $359 thousand (an effective rate of 37.5%) compared to $328 thousand (an effective rate of 54.6%) for the same period in 2000. The effective rate was higher during the three month period ending June 30, 2000 due to certain merger and other public registration related expenses that were not deductible for income tax purposes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

Overview

         Net income for the six months ended June 30, 2001 was $1.157 million or $0.41 per share basic and $0.41 per share diluted, compared to $597 thousand or $0.21 per share basic and $0.21 per share diluted ($955 thousand or $0.34 per share basic and $0.34 per share diluted before one time expenses for merger and other public registration related expenses) for the same period in 2000.

         The return on average equity ("ROE"), calculated on an annualized basis, for the six month period ended June 30, 2001 was 8.92%, as compared to 5.01% for the same period in 2000 (8.02% before one time expenses for merger and other public registration related expenses).

Net Interest Income/Margin

         Net interest income increased $481 thousand or 7.8% to $6.6 million during the six month period ended June 30, 2001 compared to $6.1 million for the same period in 2000. The $481 thousand increase was the result of a $1.418 million increase in interest income, which was partially offset by a $937 thousand increase in interest expense.

         Interest earning assets averaged $299.5 million during the six month period ended June 30, 2001 as compared to $262.8 million for the same period in 2000, an increase of $36.7 million, or 14.0%. The yield on average interest earning assets decreased 0.05% to 8.03% during the six month period ended June 30, 2001, compared to 8.08% for the same period in 2000. The combined net effects of the $36.7 million increase in average interest earning assets and the 0.05% decrease in yield on average interest earning assets resulted in the $1.418 million increase in interest income between the two periods.

         Interest bearing liabilities averaged $250.0 million during the six month period ended June 30, 2001 as compared to $220.2 million for the same period in 2000, an increase of $29.8 million, or 11.9%. The cost of average interest bearing liabilities increase 0.27% to 4.31% during the six month period ended June 30, 2001, compared to 4.04% for the same period in 2000. The combined effects of the $29.8 million increase in average interest bearing liabilities and the 0.27% increase in the cost of the average interest bearing liabilities resulted in the $937 thousand increase in interest expense between the two periods.

         The table below summarizes, the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2001 and 2000 (in thousands of dollars).

                                                            Six months ended June 30,
                                 --------------------------------------------------------------------------------
                                                  2001                                      2000
                                 -------------------------------------      -------------------------------------
                                  Average        Interest      Average       Average        Interest      Average
                                  Balance         Inc/Exp       Rate         Balance         Inc/Exp       Rate
                                 ---------       --------      -------      ---------       --------      -------

Loans(1)(2)                      $ 219,790        $9,827        8.94%       $ 186,331        $8,453        9.07%
Securities(3)                       79,707         2,203        5.53%          76,469         2,159        5.65%
                                 ---------        ------        ----        ---------        ------        ----
Total Earning Assets               299,497        12,030        8.03%         262,800        10,612        8.08%

Allowance for Loan Losses           (2,834)                                    (2,424)
All Other Assets                    29,012                                     30,046
                                 ---------                                  ---------
Total Assets                     $ 325,675                                  $ 290,422
                                 =========                                  =========

Deposits(4)                        244,790         5,271        4.31%         215,950         4,342        4.02%
Borrowings                           5,234           118        4.51%           4,287           110        5.13%
Total Interest Bearing           ---------        ------        ----        ---------        ------        ----
     Liabilities                   250,024         5,389        4.31%         220,237         4,452        4.04%

Demand Deposits                     48,754                                     45,884
Other Liabilities                      951                                        485
Shareholders' Equity                25,946                                     23,816
Total Liabilities and            ---------                                  ---------
   Shareholders' Equity          $ 325,675                                  $ 290,422
                                 =========                                  =========

Net Interest Spread(5)                                          3.72%                                      4.03%
                                                                ====                                       ====
Net Interest Income                               $6,641                                     $6,160
                                                  ======                                     ======
Net Interest Margin(6)                                          4.43%                                      4.69%
                                                                ====                                       ====

Note 1:  Loan balances are net of deferred origination fees and costs.

Note 2: Interest income on average loans includes loan fee recognition of $442 thousand and $315 thousand for the six month periods ended June 30, 2001 and 2000.

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

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $282 thousand for the six month period ended June 30, 2001 compared to $273 thousand for the same period in 2000.

Non-interest Income

         Non-interest income for the six months ended June 30, 2001 increased $312 thousand, or 28%, to $1.4 million, compared to $1.1 million for the same period in 2000. The majority of the increase ($243 thousand) related to deposit account service charges. The remainder of the increase was related to other service charges and miscellaneous items. Non-interest income (annualized) as a percentage of total average assets was 0.87% for the six months ended June 30, 2001, compared to 0.77% for the same period in 2000.

Non-interest Expense

         Non-interest expense for the six months ended June 30, 2001 increased $113 thousand, or 1.9%, to $5.935 million, compared to $5.822 million for the same period in 2000. Salaries and employee benefits increased by $424 thousand (17.6%), occupancy and depreciation expenses increased by $140 thousand (12.7%), data processing expenses increased by $76 thousand (17.0%), stationary and printing supplies decreased by $11 thousand (5.9%), merger and other public registration related expenses decreased by $358 thousand (100%) and all remaining expenses together resulted in a decrease of $158 thousand (12.0%).

Provision for Income Taxes

         The income tax provision for the six months ended June 30, 2001 was $690 thousand (an effective rate of 37.4%) compared to $579 thousand (an effective rate of 49.2%) for the same period in 2000. The effective rate was higher during the six month period ending June 30, 2000 due to certain merger and other public registration related expenses that were not deductible for income tax purposes.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Shareholders

         At the April 26, 2001 annual shareholders' meeting, the Company's shareholders reelected all the Company's Directors and ratified KPMG LLP as the Company's independent auditors.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed during the quarter ended June 30, 2001

                       CENTERSTATE BANKS OF FLORIDA, INC.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CENTERSTATE BANKS OF FLORIDA, INC.
                                  (Registrant)


Date: August 2, 2001                        By: /s/ JAMES H. WHITE
      -----------------                         -------------------------------
                                            James H. White
                                            Chairman, President and Chief
                                            Executive Officer


Date: August 2, 2001                        By: /s/ JAMES J. ANTAL
      ------------------                        -------------------------------
                                            James J. Antal
                                            Senior Vice President
                                            and Chief Financial Officer