Form 10QSB
period 2001-09-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2001-11-06
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB
(Mark One)

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ___________________________to ___________________________

Commission file number 333-95087

CENTERSTATE BANKS OF FLORIDA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	59-3606741

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7722 State Road 544 East
Winter Haven, Florida 33881
(Address of Principal Executive Offices)

(863) 419-0833
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  [X]      NO  [   ]

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	2,818,602

(class)	Outstanding at September 30, 2001

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars)

	As of	As of
ASSETS	September 30, 2001	December 31, 2000

Cash and due from banks	$19,832	$17,932

Federal funds sold	10,622	15,652

Securities:

Available-for-sale (at market value)	53,419	49,742

Held-to-Maturity (market value of $1,521 and $3,491 at September 30, 2001 and December 31, 2000 respectively)	1,500	3,509

Loans	235,023	209,863

Less allowance for loan losses	(3,034)	(2,730)

Net Loans	231,989	207,133

Premises and equipment	14,388	13,318

Accrued interest receivable	1,979	2,163

Other assets	1,173	1,213

TOTAL ASSETS	$334,902	$310,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Demand — non-interest bearing	$50,251	$46,901

Demand — interest bearing	38,283	36,335

Savings and money market accounts	74,520	63,799

Time deposits	138,355	133,133

Total deposits	301,409	280,168

Securities sold under agreement to repurchase	5,083	4,305

Accrued expenses and other liabilities	1,008	868

Total liabilities	307,500	285,341

Minority interest	100	0

Stockholders’ equity:

Preferred Stock, $.01 par value; 5,000,000 shares authorized no shares issued or outstanding	0	0

Common stock, $.01 par value: 20,000,000 shares authorized; 2,818,602 and 2,815,872 shares issued and outstanding at September 30, 2001 and December 31, 2000 respectively	28	28

Additional paid-in capital	15,450	15,426

Accumulated other comprehensive income	678	157

Retained earnings	11,146	9,710

Total stockholders’ equity	27,302	25,321

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$334,902	$310,662

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(in thousands of dollars, except per share data)

	Three months ended		Nine months ended

	Sept 30, 2001	Sept 30, 2000	Sept 30, 2001	Sept 30, 2000

Interest Income

Loans	$4,964	$4,575	$14,791	$13,029

Investment securities	818	824	2,468	2,528

Federal funds sold	142	268	695	723

	5,924	5,667	17,954	16,280

Interest expense:

Deposits	2,351	2,466	7,622	6,808

Securities sold under agreement to repurchase	47	43	165	153

	2,398	2,509	7,787	6,961

Net interest income	3,526	3,158	10,167	9,319

Provision for loan losses	156	129	438	402

Net interest income after loan loss provision	3,370	3,029	9,729	8,917

Other income:

Service charges on deposit accounts	579	503	1,686	1,366

Other service charges and fees	189	124	497	372

(Loss) on sale of securities	0	(10)	0	(11)

(Loss) gain on sale of other real estate owned	0	(5)	9	(11)

	768	612	2,192	1,716

Other expenses:

Salaries, wages and employee benefits	1,533	1,284	4,365	3,692

Occupancy expense	383	342	1,148	997

Depreciation of premises and equipment	299	228	778	678

Stationary and printing supplies	81	64	258	252

Marketing expenses	41	45	146	170

Data processing expense	251	229	774	676

Legal and professional fees	55	43	162	170

Other expenses	465	446	1,413	1,503

Merger and other public registration related expenses	0	3	0	361

Total other expenses	3,108	2,684	9,044	8,499

Income before provision for income taxes	1,030	957	2,877	2,134

Provision for income taxes	384	351	1,075	931

Minority interest in earnings of subsidiary	0	0	0	0

Net income	$646	$606	$1,802	$1,203

Earnings per share:

Basic	$0.23	$0.22	$0.64	$0.43

Diluted	$0.23	$0.21	$0.63	$0.43

Common shares used in the calculation of earnings per share:

Basic	2,818,437	2,815,879	2,816,781	2,810,243

Diluted	2,858,750	2,829,489	2,847,591	2,825,746

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Nine months ended September 30,

	2001	2000

Cash flows from operating activities:

Net Income	$1,802	$1,203

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	438	402

Depreciation of premises and equipment	778	677

Net amortization of premiums on investments securities	41	117

Net deferred origination fees	57	41

(Gain) loss on sale of other real estate owned	(9)	11

Deferred income taxes	—	(102)

Realized loss on sale of available for sale securities	—	11

Tax deduction in excess of book deduction on options exercised	7	—

Cash provided by (used in) changes in:

Net changes in accrued interest receivable	184	(128)

Net change in other assets	(417)	(70)

Net change in accrued interest payable	(88)	59

Net change in accrued expenses and other liabilities	228	550

Net cash provided by operating activities	3,021	2,771

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale	10,925	22,469

Proceeds from callable investment securities available for sale	2,035	—

Proceeds from sales of investment securities available for sale	1,750	8,542

Purchases of investment securities available for sale	(17,581)	(23,920)

Proceeds from maturities of investment securities held to maturity	2,000	—

Increase in loans, net of repayments	(25,351)	(22,582)

Purchases of premises and equipment	(1,848)	(946)

Proceeds from sale of other real estate owned	149	100

Net cash used in investing activities	(27,921)	(16,337)

Cash flows from financing activities:

Net increase in demand and savings deposits	21,241	19,621

Net increase (decrease) in other borrowings	778	(3,984)

Stock options exercised	17	130

Net increase in minority investment in subsidiary	100	—

Dividends paid	(366)	—

Net cash provided by financing activities	21,770	15,767

Net (decrease) increase in cash and cash equivalents	(3,130)	2,201

Cash and cash equivalents, beginning of period	33,584	24,045

Cash and cash equivalents, end of period	$30,454	$26,246

Supplemental schedule of noncash transactions:

Market value adjustment- securities available-for-sale

Market value adjustments- securities	$834	$(104)

Deferred income tax (liability) asset	(313)	22

Unrealized gain (loss) on securities available-for-sale	$521	$(82)

Transfer of loan to other real estate owned	$0	$64

Cash paid during the period for:

Interest	$7,875	$6,902

Income taxes	$1,215	$752

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Holding Company and Subsidiaries Background Information

Centerstate Banks of Florida, Inc (the “Company”) is a multi-bank holding company that was formed as of the close of business on June 30, 2000, as part of a merger of three independent commercial banks in Central Florida (First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County). The business combination was accounted for using the pooling-of-interest accounting method. The outstanding shares of the three banks were converted into Company common stock at agreed upon exchange ratios described in the merger agreements. In the transaction, the shareholders of the three banks became shareholders of the Company, which owns all of the outstanding shares of the three banks. The three banks maintain their separate identities as wholly owned subsidiaries of the Company.

C.S. Processing, Inc. is a majority owned (75%) subsidiary of the Company. The three wholly owned subsidiary banks of the Company each own 25%, and the remaining 25% is owned by a minority shareholder, another bank. The Company’s investment in the subsidiary was $300,000 and the minority shareholder contributed $100,000. C. S. Processing will process checks and render statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for the minority shareholder bank. Operations began during July 2001.

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

First National Bank of Polk County is a national bank chartered in February 1992. It operates from four full service locations within Polk County.

The Company, through its subsidiary banks, provides traditional deposit and lending products and services to its commercial and retail customers.

NOTE 2: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended September 30,

	2001			2000

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Effect of dilutive securities:

Net earnings available to common Shareholders	$646	2,818,437	$0.23	$606	2,815,879	$0.22

Effect of dilutive securities:

Incremental shares from assumed exercise of stock Options	$0	40,313		$0	13,610

Diluted EPS

Net earnings available to common shareholders and assumed Conversions	$646	2,858,750	$0.23	$606	2,829,489	$0.21

	For the nine months ended September 30,

	2001			2000

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS

Net earnings available to common shareholders	$1,802	2,816,781	$0.64	$1,203	2,810,243	$0.43

Effect of dilutive securities:

Incremental shares from assumed exercise of stock options	$0	30,810		$0	15,503

Diluted EPS

Net earnings available to common shareholders and assumed conversions	$1,802	2,847,591	$0.63	$1,203	2,825,746	$0.43

NOTE 5: Comprehensive Income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company’s comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Nine months ended

	Sept 30, 2001	Sept 30, 2000	Sept 30, 2001	Sept 30, 2000

Net income	$646	$606	$1,802	$1,203

Other comprehensive income, net of tax:

Unrealized holding (gain) arising during the period		160		189

Add: reclassified adjustments for (losses) included in net income, net of income taxes of $4 and $4 for the three and nine month periods ended Sept 30, 2000		(7)		(6)

Other comprehensive income, net of tax		153		183

Comprehensive income	$790	$759	$2,323	$1,386

NOTE 6: Effect of New Pronouncements

     In September 2000, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“SFAS”) No. 140, “Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125.” This Statement revised the standards for accounting for securitizations and other transfers of financial assets and collateral and required certain disclosures, but it carries over most of Statement 125’s provisions without reconsiderations. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Implementation of the Statement did not have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. Enterprises are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. Management is evaluating the impact of adopting the provisions of SFAS 143.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is evaluating the impact of adopting the provisions of SFAS 144.

     In July 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102 (“SAB 102”) which expresses certain of the staff’s views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management believes that the Company complies with the views included in SAB 102.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Overview

     The Company is a multi-bank holding company that was formed as a result of a merger of three independent commercial banks as of the close of business on June 30, 2000. The merger and organization of the Company was recorded using the pooling-of-interests accounting method. Therefore, all historical financial presentations have been restated to reflect the merger.

     Total assets of the Company were $334.9 million as of September 30, 2001, compared to $310.7 million at December 31, 2000, an increase of $24.2 million or 7.8%. This increase was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal Funds Sold

     Federal funds sold was $10.6 million at September 30, 2001 as compared to $15.7 million at December 31, 2000, a decrease of $5.1 million or 32.5%.

Investment Securities

     Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $53.4 million at September 30, 2001 compared to $49.7 million at December 31, 2000, an increase of $3.7 million or 7.4%. These securities have been recorded at market value. The Company classifies the majority of its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates.

     Securities held-to-maturity, consisting of U.S. governmental agency securities, were $1.5 million at September 30, 2001 compared to $3.5 million at December 31, 2000, a decrease of $2.0 million or 57%. The decrease was due to the maturity of a $2 million security. These securities have been recorded at cost net of unamortized premiums and discounts. The estimated market value of these securities were $1.5 million and $3.5 million at September 30, 2001 and December 31, 2000, respectively.

Loans

     Total gross loans were $235.4 million at September 30, 2001, compared to $210.2 million at December 31, 2000, an increase of $25.2 million or 12.0%. For the same period, real estate loans increased by $24.3 million or 15.3%, commercial loans decreased by $2.9 million or 9.9%, and all other loans including consumer loans increased by $3.8 million or 17.5%. Total loans net of unearned fees and allowance for loan losses were $232.0 million at September 30, 2001, compared to $207.1 million at December 31, 2000, an increase of $24.9 million or 12.0%.

     The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30,	Dec 31,
	2001	2000

Real Estate Loans

Residential	$82,060	$71,860

Commercial	84,944	74,144

Construction	16,572	13,250

Total Real Estate	183,576	159,254

Commercial	26,395	29,312

Other	25,468	21,657

Gross Loans	235,439	210,223

Unearned fees	(416)	(360)

Total loans net of unearned fees	235,023	209,863

Allowance for loan losses	(3,034)	(2,730)

Total loans net of unearned fees and allowance for loan losses	$231,989	$207,133

Credit Quality and Allowance for Loan Losses

     The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At September 30, 2001, the allowance for loan losses was $3.0 million or 1.29% of total gross loans outstanding, compared to $2.7 million or 1.30%, at December 31, 2000.

     The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Nine month period end Sept 30,

	2001	2000

Allowance at beginning of period	$2,730	$2,303
Charge-offs
Commercial Loans	0	55

Real Estate Loans	84	59

Consumer Loans	101	44

Total charge-offs	185	158

Recoveries

Commercial Loans	4	37

Real Estate Loans	28	57

Consumer Loans	19	6

Total Recoveries	51	100

Net charge-offs (recoveries)	134	58

Provision for loan losses	438	402

Allowance at end of period	$3,034	$2,647

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

     The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Sep 30	Dec 31
	2001	2000

Non-Accrual Loans	$1,002	$837

Accruing Loans Past Due over 90 days	122	92

Other Real Estate Owned	0	139

Total Non-Performing Assets	$1,124	$1,068

As a Percent of Total Assets	0.34%	0.34%

Allowance for Loan Losses	$3,034	$2,730

     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of September 30, 2001, management believes that it’s allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank Premises and Equipment

     Bank premises and equipment was $14.4 million at September 30, 2001, compared to $13.3 million at December 31, 2000, an increase of $1.1 million or 8.3%. The increase was primarily due to a new branch in Polk County that opened for business during September 2001 and a new item processing center that opened for business in July 2001.

     C.S. Processing, Inc.

     C.S. Processing, Inc. is a majority owned (75%) subsidiary of the Company. The three wholly owned subsidiary banks of the Company each own 25%, and the remaining 25% is owned by the minority shareholder, another bank. The Company’s investment in the subsidiary was $300,000 and the minority shareholder contributed $100,000. C. S. Processing will process checks and render statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for the minority shareholder bank. Operations began during July 2001. Currently the item processing center is performing services for one of the Company’s subsidiary banks and the minority shareholder bank. The other two Company subsidiary banks will convert to the item processing center when they convert from their current core processor. This will occur when their current contracts expire, in March 2002 for one bank and May 2002 for the other.

Deposits

     Total deposits were $301.4 million at September 30, 2001, compared to $280.2 million at December 31, 2000, an increase of $21.2 million or 7.6%. During the nine month period ended September 30, 2001, demand deposits increased by $3.4 million (7.1%), NOW deposits increased by $1.9 million (5.4%), savings and money market accounts increased by $10.7 million (16.8%), and time deposits increased by $5.2 million (3.9%).

Repurchase Agreements

     The Company enters into agreements to repurchase securities under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. These short-term borrowings totaled $5.1 million at September 30, 2001, as compared to $4.3 million at December 31, 2000, an increase of $0.8 million or 19%.

Stockholders’ Equity

     Shareholders’ equity at September 30, 2001, was $27.3 million, or 8.2% of total assets, compared to $25.3 million, or 8.1% of total assets at December 31, 2000. The increase in stockholders’ equity was due to year-to-date net income, stock options exercised, and a net increase in the market value of securities available for sale, net of deferred taxes, less dividends paid. The Company paid dividends of $0.04 per share on March 30, 2001, $0.04 per share on June 29, 2001 and $0.05 per share on September 28, 2001. Total dividends paid during the nine month period ending September 30, 2001 was $366,000.

     The Comptroller of the Currency has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2001, all three of the Company’s subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

     A summary of actual, required and capital levels necessary to be considered well-capitalized for the Company as of September 30, 2001 and December 31, 2000 are presented in the table below.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2001

Total capital (to risk weighted assets)	$29,007	13.0%	$17,829	> 8%	$22,286	> 10%

Tier 1 capital (to risk weighted assets)	26,218	11.8%	8,914	> 4%	13,372	> 6%

Tier 1 capital (to average assets)	26,218	7.9%	13,354	> 4%	16,692	> 5%

December 31, 2000

Total capital (to risk weighted assets)	$27,672	13.8%	$16,033	> 8%	$20,041	> 10%

Tier 1 capital (to risk weighted assets)	25,164	12.6%	8,016	> 4%	12,025	> 6%

Tier 1 capital (to average assets)	25,164	8.2%	12,254	> 4%	15,318	> 5%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER
30, 2001 AND 2000

Overview

     Net income for the three months ended September 30, 2001 was $646 thousand or $0.23 per share basic and $0.23 per share diluted, compared to $606 thousand or $0.22 per share basic and $0.21 per share diluted for the same period in 2000.

     The return on average equity (“ROE”), calculated on an annualized basis, for the three month period ended September 30, 2001 was 9.64%, as compared to 9.85% for the same period in 2000.

Net Interest Income/Margin

     Net interest income increased $368 thousand or 11.7% to $3.526 million during the three month period ended September 30, 2001 compared to $3.158 million for the same period in 2000. The $368 thousand increase was the result of a $257 thousand increase in interest income and a $111 thousand decrease in interest expense.

     Interest earning assets averaged $305.7 million during the three month period ended September 30, 2001 as compared to $268.8 million for the same period in 2000, an increase of $36.9 million, or 13.7%. The yield on average interest earning assets decreased 0.68% to 7.75% during the three month period ended September 30, 2001, compared to 8.43% for the same period in 2000. The combined net effects of the $36.9 million increase in average interest earning assets and the 0.68% decrease in yield on average interest earning assets resulted in the $257 thousand increase in interest income between the two periods.

     Interest bearing liabilities averaged $254.1 million during the three month period ended September 30, 2001 as compared to $226.5 million for the same period in 2000, an increase of $27.6 million, or 12.2%. The cost of average interest bearing liabilities decreased 0.65% to 3.78% during the three month period ended September 30, 2001, compared to 4.43% for the same period in 2000. The combined net effects of the $27.6 million increase in average interest bearing liabilities and the 0.65%

decrease in cost on average interest bearing liabilities resulted in the $111 thousand decrease in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2001 and 2000 (in thousands of dollars).

	Three months ended Sept 30,

	2001			2000

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

Loans (1) (2)	$231,739	$4,964	8.57%	$195,315	$4,575	9.37%

Securities (3)	73,965	960	5.19%	73,456	1,092	5.95%

Total Earning Assets	305,704	5,924	7.75%	268,771	5,667	8.43%

Allowance for Loan Losses	(2,963)			(2,616)

All Other Assets	31,514			28,899

Total Assets	$334,255			$295,054

Deposits (4)	248,630	2,351	3.78%	223,535	2,466	4.41%

Borrowings	5,462	47	3.44%	2,985	43	5.76%

Total Interest Bearing Liabilities	254,092	2,398	3.78%	226,520	2,509	4.43%

Demand Deposits	52,234			43,094

Other Liabilities	1,137			839

Shareholders’ Equity	26,792			24,601

Total Liabilities and Shareholders’ Equity	$334,255			$295,054

Net Interest Spread (5)			3.98%			4.00%

Net Interest Income		$3,526			$3,158

Net Interest Margin (6)			4.61%			4.70%

Note 1:	Loan balances are net of deferred origination fees and costs.

Note 2:	Interest income on average loans includes loan fee recognition of $263 thousand and $171 thousand for the three month periods ended September 30, 2001 and 2000.

Note 3:	Includes securities available-for-sale, securities held-to-maturity, and federal funds sold.

Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.

Note 5:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

Note 6:	Represents net interest income divided by total interest earning assets.

Provision for Loan Losses

     The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $156 thousand for the three month period ended September 30, 2001 compared to $129 thousand for the same period in 2000.

Non-interest Income

     Non-interest income for the three months ended September 30, 2001 increased $156 thousand, or 25%, to $768 thousand, compared to $612 thousand for the same period in 2000. A portion of the increase ($76 thousand) related to deposit account service charges. The remainder of the increase was related to other service charges and miscellaneous items. Non-interest income (annualized) as a percentage of total average assets was 0.92% for the three months ended September 30, 2001, compared to 0.83% for the same period in 2000.

Non-interest Expense

     Non-interest expense for the three months ended September 30, 2001 increased $424 thousand, or 15.8%, to $3.108 million, compared to $2.684 million for the same period in 2000. Salaries and employee benefits increased by $249 thousand (19.4%), occupancy and depreciation expenses increased by $112 thousand (19.6%), data processing expenses increased by $22 thousand (9.6%), stationary and printing supplies increased by $17 thousand (26.6%), and all remaining expenses together resulted in an increase of $24 thousand (4.5%).

Provision for Income Taxes

     The income tax provision for the three months ended September 30, 2001 was $384 thousand (an effective rate of 37.3%) compared to $351 thousand (an effective rate of 36.7%) for the same period in 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

Overview

     Net income for the nine months ended September 30, 2001 was $1.802 million or $0.64 per share basic and $0.63 per share diluted, compared to $1.203 million or $0.43 per share basic and $0.43 per share diluted ($1.545 million or $0.55 per share basic and $0.55 per share diluted before one time expenses for merger and other public registration related expenses) for the same period in 2000.

     The return on average equity (“ROE”), calculated on an annualized basis, for the nine month period ended September 30, 2001 was 9.16%, as compared to 6.71% for the same period in 2000 (8.62% before one time expenses for merger and other public registration related expenses).

Net Interest Income/Margin

     Net interest income increased $848 thousand or 9.1% to $10.2 million during the nine month period ended September 30, 2001 compared to $9.3 million for the same period in 2000. The $848 thousand increase was the result of a $1.674 million increase in interest income, which was partially offset by an $826 thousand increase in interest expense.

     Interest earning assets averaged $301.6 million during the nine month period ended September 30, 2001 as compared to $265.0 million for the same period in 2000, an increase of $36.6 million, or 13.8%. The yield on average interest earning assets decreased 0.25% to 7.94% during the nine month period ended September 30, 2001, compared to 8.19% for the same period in 2000. The combined net effects of the $36.6 million increase in average interest earning assets and the 0.25% decrease in yield on average interest earning assets resulted in the $1.674 million increase in interest income between the two periods.

     Interest bearing liabilities averaged $251.4 million during the nine month period ended September 30, 2001 as compared to $222.3 million for the same period in 2000, an increase of $29.1 million, or 13.1%. The cost of average interest bearing liabilities decrease 0.04% to 4.13% during the nine month period ended September 30, 2001, compared to 4.17% for the same period in 2000. The combined effects of the $29.1 million increase in average interest bearing liabilities and the 0.04% decrease in the cost of the average interest bearing liabilities resulted in the $826 thousand increase in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2001 and 2000 (in thousands of dollars).

	Nine months ended Sept 30,

	2001			2000

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

Loans (1) (2)	$223,773	$14,791	8.81%	$189,536	$13,029	9.17%

Securities (3)	77,793	3,163	5.42%	75,462	3,251	5.74%

Total Earning Assets	301,566	17,954	7.94%	264,998	16,280	8.19%

Allowance for Loan Losses	(2,877)			(2,488)

All Other Assets	29,846			29,269

Total Assets	$328,535			$291,779

Deposits (4)	246,070	7,622	4.13%	218,485	6,808	4.15%

Borrowings	5,310	165	4.14%	3,849	153	5.30%

Total Interest Bearing Liabilities	251,380	7,787	4.13%	222,334	6,961	4.17%

Demand Deposits	49,914			44,952

Other Liabilities	1,013			604

Shareholders’ Equity	26,228			23,889

Total Liabilities and Shareholders’ Equity	$328,535			$291,779

Net Interest Spread (5)			3.81%			4.02%

Net Interest Income		$10,167			$9,319

Net Interest Margin (6)			4.50%			4.69%

Note 1:	Loan balances are net of deferred origination fees and costs.

Note 2:	Interest income on average loans includes loan fee recognition of $705 thousand and $486 thousand for the nine month periods ended September 30, 2001 and 2000.

Note 3:	Includes securities available-for-sale, securities held-to-maturity, and federal funds sold.

Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.

Note 5:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

Note 6:	Represents net interest income divided by total interest earning assets.

Provision for Loan Losses

     The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $438 thousand for the nine month period ended September 30, 2001 compared to $402 thousand for the same period in 2000.

Non-interest Income

     Non-interest income for the nine months ended September 30, 2001 increased $476 thousand, or 28%, to $2.192 million, compared to $1.716 million for the same period in 2000. The majority of the increase ($320 thousand) related to deposit account service charges. The remainder of the increase was related to other service charges and miscellaneous items. Non-interest income (annualized) as a percentage of total average assets was 0.89% for the nine months ended September 30, 2001, compared to 0.78% for the same period in 2000.

Non-interest Expense

     Non-interest expense for the nine months ended September 30, 2001 increased $545 thousand, or 6.4%, to $9.044 million, compared to $8.499 million for the same period in 2000. Salaries and employee benefits increased by $673 thousand (18.2%), occupancy and depreciation expenses increased by $251 thousand (15.0%), data processing expenses increased by $98 thousand (14.5%), stationary and printing supplies increased by $6 thousand (2.4%), merger and other public registration related expenses decreased by $361 thousand (100%) and all remaining expenses together resulted in a decrease of $122 thousand (6.6%).

Provision for Income Taxes

     The income tax provision for the nine months ended September 30, 2001 was $1.075 million (an effective rate of 37.4%) compared to $931 thousand (an effective rate of 43.6%) for the same period in 2000. The effective rate was higher during the nine month period ending September 30, 2000 due to certain merger and other public registration related expenses that were not deductible for income tax purposes.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the quarter ended September 30, 2001

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.
(Registrant)

Date: November 2, 2001	By: /s/ ERNEST S. PINNER Ernest S. Pinner President

Date: November 2, 2001	By: /s/ JAMES J. ANTAL James J. Antal Senior Vice President and Chief Financial Officer