Form 10KSB40
period 2001-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2002-03-20
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-95087

CENTERSTATE BANKS OF FLORIDA, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3606741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7722 State Road 544 East, Suite 205, Winter Haven, Florida	33881
(Address of principal executive offices)	(Zip Code)

     Registrant’s telephone number, including area code: (863) 419-0833

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒    NO   ☐

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

     The issuer’s revenues for its most recent fiscal year were $26,575,000.

     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,199,337 shares) on February 28, 2002, was approximately $36,729,000. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $16.70 per share on February 28, 2002. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

     As of March 29, 2002, there were issued and outstanding 2,819,088 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

PART I
Item 1. Business
General
Note about Forward-Looking Statements
Lending Activities
Deposit Activities
Investments
Correspondent Banking
Data Processing
Effect of Governmental Policies
Interest and Usury
Supervision and Regulation
Competition
Employees
Statistical Profile and Other Financial Data
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Dividends
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
SECTION 16(a) REPORTING REQUIREMENTS
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
List of Subsidiaries
KPMG Consent

ii

		Page

Item 11.	Security Ownership of Certain Beneficial Owners and Management	40

Item 12.	Certain Relationships and Related Transactions	40

Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	40

SIGNATURES		71

EXHIBIT INDEX		71

iii

PART I

Item 1.     Business

General

     Centerstate Banks of Florida, Inc. (“Centerstate” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. Centerstate is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). On June 30, 2000, Centerstate closed separate merger transactions resulting in First National Bank of Osceola County (“First National/Osceola”), First National Bank of Polk County (“First National/Polk”), and Community National Bank of Pasco County (“Community National Bank”) becoming separate wholly owned subsidiaries of Centerstate (the “Merger Transaction”). In the Merger Transaction, each outstanding share of common stock of First National/Osceola, First National/Polk and Community National Bank was converted into shares of Centerstate. Accordingly, as a result of the Merger Transaction, Centerstate owns all of the outstanding shares of First National/Osceola, First National/Polk and Community National Bank.

     First National/Osceola and Community National Bank commenced operations in 1989 and First National/Polk commenced operations in 1992. Each of the three banks (collectively, the “Banks”) is subject to examination and regulation by the Office of the Comptroller of the Currency (“Comptroller of the Currency”) and to a certain extent by the Federal Deposit Insurance Corporation (the “FDIC”). First National/Osceola’s operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, Ocoee and Orlando, Florida. First National/Polk’s operations are conducted from its main office located in Winter Haven, Florida, and branch offices located in Haines City, Davenport and Lake Alfred, Florida. Community National Bank’s operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Wildwood, Groveland, Dade City, and Clermont, Florida.

     Centerstate provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by Centerstate include: demand interest- bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, Centerstate makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. Centerstate provides automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. Centerstate also offers internet banking services to its customers. In addition to the foregoing services, the offices of Centerstate provide customers with extended banking hours. Centerstate does not have trust powers and, accordingly, no trust services are provided. The Company also offers other financial products to its customers, including mutual funds, annuities and other products, through its “Money Concepts” relationship.

     The revenues of Centerstate are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for Centerstate’s lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities. The principal expenses of Centerstate are the interest paid on deposits, and operating and general administrative expenses.

     As is the case with banking institutions generally, Centerstate’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the OCC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. Centerstate faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

     At December 31, 2001, Centerstate’s primary assets were its ownership of stock of each of the three Banks. At December 31, 2001, Centerstate had total consolidated assets of $341 million, total consolidated deposits of $308 million, and total consolidated stockholders’ equity of $28 million.

Note about Forward-Looking Statements

     This Form 10-K contains forward-looking statements, such as statements relating to Centerstate’s financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect Centerstate’s current views and expectations based largely upon the information currently available to Centerstate management and they are subject to inherent risks and uncertainties. Although Centerstate believes its expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, Centerstate does not undertake to update them in any manner except as may be required by Centerstate’s disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws. Centerstate’s actual results may differ materially from Centerstate’s forward-looking statements.

Lending Activities

     Centerstate offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in Centerstate’s market area. Centerstate’s consolidated net loans at December 31, 2001 and 2000 were $241.3 million, or 71% and $207.1 million or 67%, respectively, of total Centerstate consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. Centerstate has no foreign loans or loans for highly leveraged transactions.

     Centerstate’s loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of Centerstate’s loans are made on a secured basis. As of December 31, 2001, approximately 77% of Centerstate’s consolidated loan portfolio consisted of loans secured by mortgages on real estate and 13% of the loan portfolio consisted of commercial loans. At the same date, 10% of Centerstate’s loan portfolio consisted installment, consumer, and other unsecured loans.

     The Company’s commercial loan portfolio includes loans to individuals and small- to-medium sized businesses located primarily in Polk, Osceola and Pasco counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 13% of the Company’s total loan portfolio as of December 31, 2001, compared to 14% at December 31, 2000.

     The Company’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. The Company generally does not make fixed-rate commercial real estate loans for terms exceeding five years. Loans in excess of five years are generally adjustable. The Company’s residential real estate loans generally are repayable in monthly installments based on up to a 15-year or a 30-year amortization schedule with variable interest rates.

     The Company’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

     For additional information regarding the Company’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

     Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by the Company’s loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

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

Deposit Activities

     Deposits are the major source of the Company’s funds for lending and other investment activities. The Company considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 56% and 52% of the Company’s consolidated total deposits at December 31, 2001 and 2000, respectively. Approximately 44% of the Company’s consolidated deposits at December 31, 2001, were certificates of deposit compared to 48% at December 31, 2000. Generally, the Company attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 12% of the Company’s consolidated total deposits at December 31, 2001 and 2000. The majority of the deposits of the Company are generated from Polk, Osceola and Pasco counties. The Company does not currently accept brokered deposits. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Investments

     The Company invests a portion of its assets in U.S. Government agency obligations and federal funds sold. The Company’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

     With respect to the Company’s investment portfolio, the Company’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Occasionally, the Company may purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). Federal funds sold is the excess cash the Company has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

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

     Management of the Company has established correspondent relationships with Independent Bankers’ Bank of Florida and SunTrust Banks. The Company pays for such services.

Data Processing

     The Company outsources its data processing to two different national data processing service bureaus which provide a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

     The Company’s three subsidiary banks are currently in the process of converting their core data processing to a single data processing service bureau. The last bank is expected to complete its conversion in May 2002, when its current contract expires.

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

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a national bank,
•	obtain deposit insurance coverage for a newly chartered institution,
•	establish a new branch office that will accept deposits,
•	relocate an office, or
•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

     In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     The Federal Reserve Bank has approved the Company’s election to become a bank holding company. The Company thus has expanded financial affiliation opportunities as long as the Banks remain “well-capitalized” and “well-managed” depository institutions, and have at least a “satisfactory” rating under the Community Reinvestment Act of 1997. As of December 31, 2001, the Banks met all three criteria for the Company’s continued qualification as a financial holding company.

     Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under an expanded authority conferred by law. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the law identifies as financial in nature, or that the Federal Reserve Board has determined to be financial in nature by order or regulation. The law retains the basic structure of the BHC Act. Thus, a bank holding company that is not eligible for the expanded powers of a financial holding company, is subject to the provisions of the BHC Act which limits the activities that are authorized and defined as closely related to banking activities. The law also addresses the consequences of when a financial holding company that has exercised the expanded authority fails to maintain its eligibility to be a financial holding company. The Federal Reserve Board may impose such limitations on the conduct or activities of a noncompliant financial holding company or any affiliate of that company as the Board determines to be appropriate under the circumstances and consistent with the purposes of law.

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

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

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

     There are various statutory limitations on the ability of the Company to pay dividends. The OCC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of the Banks to pay dividends to the Company, see Part II — Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or
•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     The FDIC Improvement Act of 1993 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

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

     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2001, Centerstate’s Tier 1 and total risk-based capital ratios were 11.5% and 12.8%, respectively.

     Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2001, Centerstate’s leverage ratio was 7.9%.

     FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”

     The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•	an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•	an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;
•	an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
•	an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and
•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

     The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

     Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or
•	the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

     An “undercapitalized” institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the “prompt corrective action” sections of FDICIA.

     If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;
•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);
•	paying excessive compensation or bonuses; and
•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

     The “prompt corrective action” provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

     Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and
•	the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

     FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     As of December 31, 2001, Centerstate and the Banks met the capital requirements of a “well capitalized” institution.

     The OCC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank’s interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank’s internal model for measuring such exposure, if such model is determined to be adequate by the bank’s examiner. If the dollar amount of a bank’s interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank’s total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, the Company’s management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary bank.

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

     Branch Banking. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as the Banks). Upon receipt of such notice, the OCC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

Competition

     The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

     To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

     As of December 31, 2001, Centerstate and the Banks collectively had 169 full-time equivalent employees. The employees are not represented by a collective bargaining unit. Centerstate and the Banks consider relations with employees to be good.

Statistical Profile and Other Financial Data

     Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of the Company’s business activities.

Item 2.     Properties

     Centerstate owns no real property. It occupies office space in the main office of First National/Polk, which is located at 7722 State Road 544 East, Suite 205, Winter Haven, Florida 33881.

Item 3.     Legal Proceedings

     The Banks are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against the Banks which, if determined adversely, would have a material adverse effect on the Company’s consolidated financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

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

	2001			2000

			Volume			Volume
	High	Low	Shares	High	Low	Shares

1st Quarter	$14.00	$11.25	93,500	—	—	—
2nd Quarter	14.20	12.98	66,600	—	—	—
3rd Quarter	15.64	13.25	75,600	0	0	0
4th Quarter	16.95	15.05	145,100	0	0	0

     The Company had approximately 1,000 shareholders of record as of December 31, 2001.

Dividends

     Prior to 2001, the Company had been paying an annual dividend. Beginning in 2001, the company has begun to pay dividends quarterly, payable on the last business day of the calendar quarter. The following sets forth the per share cash dividends paid during 2001 and 2000.

	2001	2000

1st Quarter	$0.04	$0.00
2nd Quarter	$0.04	$0.00
3rd Quarter	$0.05	$0.00
4th Quarter	$0.05	$0.16

     The payment of dividends by the Company is a decision of its Board based upon then-existing circumstances, including the Company’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by the Company is dividends received from the Banks.

Payments by the Banks to the Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Banks to pay dividends to the Company. The OCC also has the general authority to limit the dividends paid by national banks if such payment may be deemed to constitute an unsafe and unsound practice. As national banks, the Banks may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at December 31, 2001, and the results of operations of the Company for the years ended December 31, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of the Company presented elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA
December 31

(Dollars in thousands except for per share data)	2001	2000	1999	1998	1997

SUMMARY OF OPERATIONS:
Total Interest Income	$23,513	$22,263	$19,102	$18,538	$16,501
Total Interest Expense	(9,826)	(9,647)	(8,318)	(8,784)	(7,734)

	13,687	12,616	10,784	9,754	8,767
Provision for Loan Losses	(577)	(614)	(258)	(227)	(435)

Net Interest Income After Provision for Loan Losses	13,110	12,002	10,526	9,527	8,332
Noninterest Income	3,062	2,384	1,907	1,545	1,256
Noninterest Expense	(12,143)	(11,154)	(9,366)	(7,584)	(6,422)

Income before Income Taxes	4,029	3,232	3,067	3,488	3,166
Income Taxes	(1,513)	(1,324)	(1,121)	(1,201)	(1,191)

Net Income	$2,516	$1,908	$1,946	$2,287	$1,975

PER COMMON SHARE DATA:
Basic Earnings Per Share	$0.89	$0.68	$0.73	$0.90	$0.84
Diluted Earnings Per Share	$0.89	$0.67	$0.70	$0.85	$0.78
Book Value Per Share	$9.83	$8.99	$8.34	$8.16	$7.33
Tangible Book Value Per Share	$9.54	$8.94	$8.37	$7.99	$7.26
Dividends	$0.18	$0.16	$0.14	$0.12	$0.08
Actual Shares Outstanding	2,818,602	2,815,872	2,794,847	2,549,445	2,421,279
Weighted Average Shares Outstanding	2,817,240	2,811,651	2,681,079	2,527,256	2,355,177
Diluted Weighted Average Shares Outstanding	2,839,914	2,826,704	2,775,184	2,687,422	2,522,078
BALANCE SHEET DATA:
Assets	$341,374	$310,662	$278,883	$276,084	$230,176
Total Loans, net	241,349	207,133	175,160	151,790	137,624
Total Deposits	307,998	280,168	247,977	249,631	208,633
Long-Term Debt	0	0	0	0	0
Short-Term Borrowings	4,598	4,305	7,078	4,886	2,921
Shareholders’ Equity	27,717	25,321	23,313	20,794	17,747
Tangible Capital	26,883	25,164	23,397	20,377	17,569
Average Total Assets	331,768	295,660	278,065	255,027	214,626
Average Loans (net)	224,865	191,191	160,259	143,068	129,245
Average Interest Earning Assets	303,726	269,316	251,475	232,565	195,716
Average Deposits	298,828	266,585	249,999	229,440	195,014
Average Interest Bearing Deposits	248,534	221,748	208,176	193,811	166,751
Average Interest Bearing Liabilities	253,561	225,849	213,505	198,078	169,726
Average Shareholders’ Equity	26,785	24,220	22,047	19,397	16,321

SELECTED CONSOLIDATED FINANCIAL DATA – continued
December 31

(Dollars in thousands except for per share data)	2001	2000	1999	1998	1997

SELECTED FINANCIAL RATIOS:
Return on Average Assets	0.76%	0.65%	0.70%	0.90%	0.92%
Return on Average Equity	9.39%	7.88%	8.83%	11.79%	12.10%
Dividend Payout	20%	24%	19%	13%	10%
Efficiency (1)	72%	74%	74%	67%	64%
Net Interest Margin (2)	4.51%	4.68%	4.26%	4.19%	4.48%
Net Interest Spread (3)	3.86%	4.00%	3.65%	3.54%	3.87%
CAPITAL RATIOS:
Tier 1 Leverage Ratio	7.89%	8.21%	8.38%	7.59%	7.77%
Risk-Based Capital Tier 1	11.51%	12.56%	13.57%	13.47%	13.23%
Total	12.76%	13.81%	14.76%	14.71%	14.49%
Average Equity to Average Assets	8.07%	8.19%	7.93%	7.61%	7.60%
ASSET QUALITY RATIOS:
Net Charge-Offs to Average Loans	0.10%	0.10%	0.18%	0.06%	0.10%
Allowance to Period End Loans	1.26%	1.30%	1.30%	1.51%	1.57%
Allowance for Loan Losses to Nonperforming Loans	467%	256%	318%	122%	118%
Nonperforming Assets to Total Assets	0.19%	0.34%	0.26%	0.69%	0.81%
OTHER DATA:
Banking Locations	16	15	15	13	11
Full-Time Equivalent Employees	169	150	142	121	102

(1)	Efficiency ratio is noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

(2)	Net interest margin is net interest income divided by total average earning assets.

(3)	Net interest spread is the difference between the average yield on average earnings assets and the average yield on average interest bearing liabilities.

General

     Centerstate Banks of Florida, Inc. (the “Company”) is a multi bank holding company that was formed as of the close of business June 30, 2000 as part of a merger of three independent commercial banks in central Florida (First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County, the “Banks”). The business combination was accounted for using the pooling-of-interest accounting method. All historical financial presentations have been restated to reflect the merger. The outstanding shares of the three banks were converted into Company common stock at agreed upon exchange ratios described in the merger agreements. In the transaction, the shareholders of the three banks became shareholders of the Company, which owns all of the outstanding shares of the three banks. The three banks maintain their separate identities as wholly owned subsidiaries of the Company.

     The Company’s principal asset is its ownership of the Banks. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Banks. The Company conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Company’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Company’s interest rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Company’s profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts. Non-interest expense consists of compensation and employee benefits, occupancy and equipment expenses, and other operating expenses.

     During 2001, the Company formed a majority owned (75%) subsidiary (C. S. Processing, Inc.) for the purpose of processing checks and rendering statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for the minority shareholder bank. The Company’s three wholly owned subsidiary banks each own 25% of the subsidiary, and the remaining 25% is owned by a minority shareholder bank. The Company’s investment in the subsidiary was $300,000 and the minority shareholder contributed $100,000. Operations began during July 2001. Currently, the item processing center is performing services for one of the Company’s subsidiary banks and the minority shareholder bank. The other two Company subsidiary banks will convert to the item processing center when they convert from their current core data processing center. This will occur when their current contracts expire, in March 2002 for one bank and May 2002 for the other. When all the banks are converted, the Company expects to lower item processing costs and better control the process, including quality control.

     During September 2001, the Company opened a new branch banking office in Lake Alfred, Florida. The Company now has sixteen full service locations, one remote drive through facility and the item processing center discussed above. There are approximately 169 full-time equivalent employees.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000.

Net Income

     The Company’s net income for the year ended December 31, 2001 was $2,516,000 or $0.89 per share (basic) and $0.89 per share (diluted), compared to $1,908,000 or $0.68 per share (basic) and $0.67 per share (diluted) for the year ended December 31, 2000. The one time cost of the merger, SEC registration, and NASDAQ registration related expenses net of taxes approximated $369,000 or $0.13 per share (basic and diluted) in 2000. Without these one time charges, net income would have been $2,277,000 or $0.81 per share (basic and diluted) for the year ended December 31, 2000.

     The Company’s return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2001 were 0.76% and 9.39%, as compared to the ROA and ROE of 0.65% and 7.88% for the year ended December 31, 2000. The efficiency ratios for the years ended December 31, 2001 and 2000 were 72% and 74%, respectively.

     Net income increased approximately $608,000 or 32% to $2,516,000 for the year ended December 31, 2001, compared to $1,908,000 for the same period during 2000. Net interest income and non-interest income increased by a combined amount of approximately $1,749,000, which was offset by an increase of approximately $989,000 in non-interest expenses. The provision for loan losses decreased by $37,000 and income tax expense increased by approximately $189,000.

     The improvement in net interest income was primarily due to an increase in average interest earning assets resulting from a growth in lending activities. The increase in non-interest income was a result of an increase in deposit related and other miscellaneous fees, both due to the overall growth of the loan and deposit portfolios. The increase in non-interest expense was due to increases in employee and equipment related expenses resulting from a new branch that opened in September 2001 and a new item processing center that opened in July 2001, as well as the overall growth of the loan and deposit portfolios.

Net Interest Income/Margin

     Net interest income consists of interest and fee income generated by earning assets, less interest expense.

     Net interest income increased $1,071,000 or 8.5% to $13,687,000 during the year ended December 31, 2001 compared to $12,616,000 for the year ended December 31, 2000. The $1,071,000 increase was a combination of a $1,250,000 increase in interest income offset by a $179,000 increase in interest expense.

     Average interest earning assets increased $34,410,000 to $303,726,000 during the year ended December 31, 2001, compared to $269,316,000 for the year ended December 31, 2000. Comparing these same two periods, the yield on average interest earning assets decreased from 8.27% in 2000 to 7.74% in 2001. The increase in volume had a positive effect on the change in interest income ($3,191,000 volume variance). The decrease in yields had a negative effect on the change in interest income ($1,141,000 rate variance). The net result was a $1,250,000 increase in interest income.

     Average interest bearing liabilities increased $27,712,000 to $253,561,000 during the year ended December 31, 2001, compared to $225,849,000 for the year ended December 31, 2000. Comparing these same two periods, the cost of average interest bearing liabilities decreased from 4.27% in 2000 to 3.88% in 2001. The increase in volume resulted in an increase in interest expense ($1,203,000 volume variance), and the decrease in yields resulted in a decrease in interest expense ($1,024,000 rate variance). The result was a net increase of $179,000 in interest expense. See the tables “Average Balances – Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances – Yields & Rates
(Dollars are in thousands)

	Years Ended December 31,

	2001			2000

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

ASSETS:
Federal Funds Sold	$19,692	$802	4.07%	$16,057	$1,025	6.38%
Securities Available for Sale	53,969	3,039	5.63%	56,014	3,195	5.70%
Securities Held to Maturity	2,273	122	5.37%	3,522	183	5.20%
Loans (1) (2)	227,792	19,550	8.58%	193,723	17,860	9.22%

TOTAL EARNING ASSETS	$303,726	$23,513	7.74%	$269,316	$22,263	8.27%
Allowance for Loan Losses	(2,927)			(2,533)
All Other Assets	30,969			28,877

TOTAL ASSETS	$331,768			$295,660

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$38,975	$348	0.89%	$35,635	$356	1.00%
Money Market	48,100	1,532	3.19%	36,819	1,590	4.32%
Savings	23,021	296	1.29%	21,895	423	1.93%
Time Deposits	138,438	7,467	5.39%	127,399	7,059	5.54%
Short Term Borrowings	5,027	183	3.64%	4,101	219	5.34%

TOTAL INTEREST BEARING LIABILITIES	$253,561	$9,826	3.88%	$225,849	$9,647	4.27%
Demand Deposits	50,294			44,838
Other Liabilities	1,128			753
Shareholders’ Equity	26,785			24,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$331,768			$295,660

NET INTEREST SPREAD (3)			3.86%			4.00%

NET INTEREST INCOME		$13,687			$12,616

NET INTEREST MARGIN (4)			4.51%			4.68%

(1)	Loan balances are net of deferred fees/cost of origination.

(2)	Interest income on average loans includes fee recognition of $938,000 and $673,000 for the years ended December 31, 2001 and 2000.

(3)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

(4)	Represents net interest income divided by total earning assets.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
(Dollars are in thousands)

	Net Change Dec 31, 2001 versus 2000

			Net
	Volume (1)	Rate (2)	Change

INTEREST INCOME
Federal Funds sold	$232	$(455)	$(223)
Securities Available for Sale	(117)	(39)	(156)
Securities Held to Maturity	(65)	4	(61)
Loans	3,141	(1,451)	1,690

TOTAL INTEREST INCOME	$3,191	$(1,941)	$1,250

INTEREST EXPENSE
Deposits
NOW accounts	$33	$(41)	$(8)
Money Market accounts	487	(545)	(58)
Savings	22	(149)	(127)
Time Deposits	612	(204)	408
Short-Term Borrowings	49	(85)	(36)

TOTAL INTEREST EXPENSE	$1,203	$(1,024)	$179

NET INTEREST INCOME	$1,988	$(917)	$1,071

(1)	The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2)	The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the current period.

Provision and Allowance for Loan Losses

     Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb inherent losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by charge-offs net of recoveries on prior period loan charge-offs. In determining the adequacy of the reserve for loan losses, management considers those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment and the overall portfolio composition. As these factors change, the level of loan loss provision changes.

     The provision for loan loss expense decreased $37,000 or 6% to $577,000 during the year ended December 31, 2001, as compared to $614,000 for the year ended December 31, 2000. At December 31, 2001, the allowance for loan losses totaled $3,076,000, or 1.26%, of total loans outstanding, compared to $2,730,000, or 1.30% of total loans outstanding at December 31, 2000.

     The allowance for loan losses increased $346,000 or 13%. There was no significant change in net charge-offs between the two years. The net charge-offs for 2001 was $231,000 compared to $186,000 during 2000. Net charge-offs to average loans outstanding was 0.10% for 2001 and 2000. Overall there was no significant difference between the two years. The $346,000 (13%) growth in the allowance for loan losses is primarily due to and consistent with the overall growth in loans outstanding. Loans outstanding grew $34,562,000 or 16% to $244,425,000 at December 31, 2001 from $209,863,000 at December 31, 2000.

     Impaired loans at December 31, 2001 totaled $163,000 and had related specific reserves of $71,000 that was part of the allowance for loan losses. These loans consisted of three individual loans, a second mortgage on two water front building lots for $127,000 with a specific reserve of $63,000 and two loans on two mobile homes totaling $36,000 with specific reserves of $8,000. At December 31, 2000, impaired loans consisted of one unsecured loan for $125,000 with a related specific reserve of $63,000 included in the allowance for loan losses.

     Management believes that the Company’s allowance for loan losses is adequate at December 31, 2001. The following sets forth certain information on the Company’s allowance for loan losses for the periods presented.

ACTIVITY IN ALLOWANCE FOR LOAN LOSSES
(In thousands of dollars)

	December 31,

	2001	2000

Balance at beginning of year	$2,730	$2,302
Loans charged-off:
Commercial	(4)	(72)
Real estate mortgage	(92)	(154)
Consumer	(208)	(83)

Total loans charged-off	$(304)	$(309)

Recoveries on loans previously charged-off
Commercial	$4	$44
Real estate mortgage	43	65
Consumer	26	14

Total loan recoveries	$73	$123

Net loans charged-off	$(231)	$(186)

Provision for loan losses charged to expense	$577	$614

Ending balance	$3,076	$2,730

Total loans outstanding (net of deferred fees/costs)	$244,425	$209,863
Average loans outstanding	$227,792	$193,723
Allowance for loan losses to loans outstanding	1.26%	1.30%
Net charge-offs to average loans outstanding	0.10%	0.10%

Non-Interest Income

     Non-interest income for 2001 increased by $678,000, or 28%, to $3,062,000 as compared to $2,384,000 for the year ending December 31, 2000. The net increase was primarily comprised of a $394,000 increase in service fees on various deposit accounts. The remaining $284,000 net increase was primarily the result of increases in other service charges and fees. The overall increase is due to the increase in volume as the banks have grown, as well as managements’ endeavors to raise fees whenever the market allows.

Non-Interest Expense

     Non-interest expense increased $989,000, or 9%, to $12,143,000 for the year ended December 31, 2001, compared to $11,154,000 for the year ended December 31, 2000. The increase was a result of a $959,000 increase in compensation and related employee benefits, a $363,000 increase in occupancy and related equipment expenses, a $134,000 increase in data processing expenses, offset by a $422,000 decrease in merger and other public registration related expenses and an approximate $42,000 net decrease in all remaining non-interest expense categories summarized in the table below – Non-Interest Expenses. The Company opened a new branch in September 2001 and opened an item processing center subsidiary in July 2001. These contributed to the increase in compensation, occupancy and data processing expenses.

     The one-time charges for the merger and other public registration related expenses occurring in 2000 were $422,000. Excluding this one-time charge, non-interest expenses would have increased by $1,411,000 or 13%. Non-interest expenses are summarized in the table below.

NON INTEREST EXPENSE
(Dollars are in thousands)

	Years ended Dec 31

	2001	2000	Incr(Decr)

Salary, wages and employee benefits	$5,930	$4,971	$959
Occupancy expense	1,529	1,284	245
Depreciation of premises and equipment	1,007	889	118
Stationary and printing supplies	356	332	24
Marketing expenses	183	236	(53)
Data processing expense	1,025	891	134
Legal & professional fees	219	185	34
Other operating expenses	1,894	1,944	(50)
Merger and other public registration related expenses	—	422	(422)

Total other operating expenses	$12,143	$11,154	$989

Income Taxes Provision

     The income tax provision for the year ended December 31, 2001, was $1,513,000, an effective tax rate of 37.6%, as compared to $1,324,000 for the year ended December 31, 2000, an effective tax rate of 41.0%. The decrease in the effective tax rate is due to certain merger and SEC registration expenses occurring in 2000 that were not deductible for federal or state taxes.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2001 AND DECEMBER 31, 2000

Overview

     As of December 31, 2001, the Company had total assets of $341.4 million, compared to $310.7 million as of December 31, 2000. As of December 31, 2001 total net loans were $241.3 million and total deposits were $308.0 million, compared to $207.1 million and $280.2 million, respectively, as of December 31, 2000.

Loans

     Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2001, were $227,792,000, or 75% of earning assets, as compared to $193,723,000, or 72% of earning assets, for December 31, 2000. Total loans, net of unearned fees and cost, at December 31, 2001 and 2000 were $244,425,000 and $209,863,000, respectively. This represents a loan to total asset ratio of 72% and 68% and a loan to deposit ratio of 79% and 75%, at December 31, 2001 and 2000 respectively, and an increase of $34,652,000 from 2000 to 2001, or 16%. The growth in loans during this period was mainly due to the general growth in the market.

     Total residential real estate loans totaled $84,033,000 and total commercial real estate loans totaled $88,711,000, making up 34% and 36% (combined total of 70%) of the loan portfolio as of December 31, 2001, respectively. Construction loans totaled $17,917,000, or 7% of the loan portfolio. Commercial loans totaled $30,900,000, or 13% of the loan portfolio. Installment and consumer loans totaled $23,295,000, or 10% of the loan portfolio.

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

LOAN PORTFOLIO COMPOSITION
(In thousands of dollars)

	December 31,

TYPES OF LOANS	2001	2000

Real Estate Loans:
Residential	$84,033	$71,860
Commercial	88,711	74,144
Construction	17,917	13,250

Total Real Estate Loans	190,661	159,254
Commercial	30,900	29,312
Installment & consumer loans	23,295	21,657

Total Loans – Gross	244,856	210,223
Less: unearned fees/costs	(431)	(360)

Total Loans, net of unearned fees	244,425	209,863
Less: Allowance for loan losses	(3,076)	(2,730)

Total Loans, net	$241,349	$207,133

LOAN MATURITY SCHEDULE
(In thousands of dollars)

	December 31, 2001

	0 – 12	1 – 5	Over 5
	Months	Years	Years	Total

All loans other than construction	$70,081	$96,577	$60,281	$226,939
Real Estate — construction	12,572	3,008	2,337	17,917

Total	$82,653	$99,585	$62,618	$244,856

Fixed interest rate	$14,203	$72,013	$31,114	$117,330
Variable interest rate	68,450	27,572	31,504	127,526

Total	$82,653	$99,585	$62,618	$244,856

	December 31, 2000

	0 - 12	1 – 5	Over 5
	Months	Years	Years	Total

All loans other than construction	$84,143	$69,866	$42,964	$196,973
Real Estate — construction	11,281	1,534	435	13,250

Total	$95,424	$71,400	$43,399	$210,223

Fixed interest rate	$20,819	$64,404	$28,676	$113,899
Variable interest rate	74,605	6,996	14,723	96,324

Total	$95,424	$71,400	$43,399	$210,223

Credit Quality

     The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. The loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications. The historical loan loss element represents an assessment of potential credit problems and is determined using loan loss experience of each loan type. Management also weighs general economic conditions, the risk characteristics of various classifications of loans, credit record of its borrowers, the fair market value of underlying collateral and other factors. The Company is committed to the early recognition of problems and to maintaining a sufficient allowance. At December 31, 2001, the allowance for loan losses was $3,076,000 or 1.26% of total loans outstanding, net of unearned fees, compared to $2,730,000, or 1.30%, at December 31, 2000.

     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned. Loans are placed on a non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status.

     At December 31, 2001 non-accrual loans totaled $580,000. This consisted of $220,000 single family real estate loans (3 loans), a $274,000 real estate loan collateralized by a foliage nursery, two mobile home loans totaling $36,000, two automobile loans totaling $23,000 and one unsecured loan for $27,000.

     At December 31, 2001 loans that were past due 90 or more days and still accruing interest totaled $64,000. This consisted of two real estate loans totaling $36,000, one business equipment loan for $21,000, one car loan for $5,000 and two unsecured loans totaling $2,000.

     At December 31, 2001 repossessed assets other than real estate totaled $15,000. This was a mobile home without real estate. The Company had no repossessed real estate owned at December 31, 2001.

     Total non-performing assets as of December 31, 2001, decreased $409,000 or 38% to $659,000, compared to $1,068,000 as of December 31, 2000. Non-performing assets, as a percentage of total assets at December 31, 2001 and December 31, 2000, was .19% and .34%, respectively. Management believes that the allowance for loan losses at December 31, 2001 was adequate.

     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. While management believes it uses the best information available at the time to make a determination with respect to allowance for loan losses, management recognizes that many factors can adversely impact various segments of its market, and subsequent adjustments in the allowance may be necessary if future economic indications or other factors differ from the assumptions used in making the initial determination or if regulatory policies change. As such management continuously focuses its attention on promptly identifying and providing for potential problem loans, as they arise. Although the total allowance for loan losses is available to absorb losses from all loans, management allocates the reserve among the general loan portfolio categories for informational and regulatory reporting purposes. The tables below summarize the Company’s non-performing assets and allocation of allowance for loan losses for the periods provided. Interest income not recognized on non accrual loans was approximately $55,000 and $29,000 for the years ended December 31, 2001 and 2000, respectively. Interest income recognized on impaired loans was approximately $223,000 and $123,000 for the years ended December 31, 2001 and 2000, respectively.

NON-PERFORMING ASSETS
(In thousands of dollars)
December 31,

	2001	2000

Non-accrual loans	$580	$837
Past due loans 90 days or more and still accruing interest	64	92
Other real estate owned	—	139
Repossessed assets other than real estate	15	—

Total Non-Performing Assets	$659	$1,068

Percent of Total Assets	0.19%	0.34%

Allowance for Loan Losses	$3,076	$2,730

Allowance for Loan Losses to Nonperforming Loans	467%	256%

	Dec 31, 2001	Dec 31, 2000

Restructured loans	$0	$0

Recorded investment in impaired loans	$163	$125

Allowance for loan losses related to impaired loans	$71	$63

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(In thousands of dollars)

	December 31, 2001		December 31, 2000

		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans

Real Estate Loans:
Residential	$603	34%	$324	34%
Commercial	1,442	36%	1,342	36%
Construction	245	7%	130	6%

Total Real Estate Loans	2,290	77%	1,796	76%
Commercial	479	13%	642	14%
Installment, consumer & other	307	10%	292	10%

Total	$3,076	100%	$2,730	100%

Deposits and Funds Purchased

     Total deposits increased $27,830,000, or 10%, to $307,998,000 as of December 31, 2001, compared to $280,168,000 at December 31, 2000. The Company does not rely on purchased or brokered deposits as a source of funds. Instead, the generation of deposits within its market area serves as the Company’s fundamental tool in providing a source of funds to be invested primarily in loans. The table below summarizes selected deposit information for the periods indicated.

SELECTED STATISTICAL INFORMATION FOR DEPOSITS
(In thousands of dollars)

	December 31, 2001		December 31, 2000

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Noninterest-bearing demand deposits	$50,294	0.00%	$44,838	0.00%
NOW accounts	38,975	0.89%	35,635	1.00%
Money market accounts	48,100	3.19%	36,819	4.32%
Savings accounts	23,021	1.29%	21,895	1.93%
Time deposits	138,438	5.39%	127,399	5.54%

Total Average Deposits	$298,828	3.29%	$266,586	3.62%

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
(In thousands of dollars)
December 31,

	2001	2000

Three months or less	$13,327	$9,114
Three through six months	6,912	7,900
Six through twelve months	10,396	11,337
Over twelve months	6,131	6,140

Total	$36,766	$34,491

Repurchase Agreements and Federal Reserve Bank Advances

     The Company’s subsidiary Banks enter into agreements to borrow short-term funds through Federal Reserve Bank advances and also enter into agreements to repurchase (“repurchase agreements”) under which the Company pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these short-term borrowing agreements for the years ended December 31, 2001 and 2000, was approximately $5,045,000 and $4,099,000, respectively. Interest expense for the same periods was approximately $183,000 and $219,000, respectively, resulting in an average rate paid of 3.63% and 5.34% for the years ended December 31, 2001, and 2000, respectively. The following represent the repurchase agreements that contain amounts “at risk” (defined as the excess of carrying amount of the securities sold under agreement to repurchase over the amount of the repurchase liability) at December 31, 2001 (in thousands of dollars):

Name	Amount at risk	Weighted average maturity

Counterparty A Counterparty B Counterparty C Counterparty D Counterparty E Counterparty F Counterparty G	$1,084 1,601 843 518 1,730 1,013 543	Overnight Overnight Overnight Overnight Overnight Overnight Overnight

SCHEDULE OF SHORT-TERM BORROWINGS (1)
(In thousands of dollars)

	Maximum		Average		Weighted
	Outstanding		Interest Rate		Average
	at any	Average	during the	Ending	Interest Rate
	Month End	Balance	Year	Balance	at Year End

Year ended December 31,
2001	$6,899	$5,045	3.63%	$4,598	1.17%
2000	$7,541	$4,099	5.34%	$4,305	5.60%

(1)	Consists of securities sold under agreements to repurchase and Federal Reserve Bank advances

Securities

     The Company accounts for investments at fair value except for those securities whereby the Company has the positive intent and ability to hold to maturity. Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included as a separate component of stockholders’ equity net of the effect of deferred income taxes. Realized gains and losses on investment securities available for sale are computed using the specific identification method.

     Securities that management has the intent and the Company has the ability to hold until maturity are classified as investment securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the statement of operations.

     The Company does not engage in trading activities as defined in Statement of Financial Accounting Standard Number 115.

     The Company’s available for sale portfolio totaled $43,961,000 at December 31, 2001 and $49,742,000 at December 31, 2000, or 13% and 16%, respectively, of total assets. The held to maturity portfolio totaled $1,500,000 at December 31, 2001, and $3,509,000 at December 31, 2000, or 0.4% and 1.1%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

     The Company uses its securities portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When the Company’s liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. The Company has designated substantially all of its securities as available for sale to provide flexibility, in case an immediate need for liquidity arises. The composition of the portfolio offers management full flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $834,000 on December 31, 2001, and a net unrealized loss of approximately $250,000 on December 31, 2000.

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

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
(In thousands of dollars)

	December 31, 2001		December 31, 2000

	Amortized	Estimated	Amortized	Estimated
	Cost	Market Value	Cost	Market Value

AVAILABLE-FOR-SALE
U.S. Treasury and U.S. Government Agencies and Corporations and Obligations of State and Political Subdivisions:
One year or less	$26,657	$27,072	$23,000	$23,012
Over one through five years	15,293	15,712	25,030	25,268
Over ten years	715	715	1,000	1,000
Federal Reserve Bank stock	462	462	462	462

Total	$43,127	$43,961	$49,492	$49,742

HELD-TO-MATURITY
U.S. Government Agencies and Treasuries
One year or less	$1,500	$1,508	$2,009	$1,998
Over one through five years	—	—	1,500	1,493

Total	$1,500	$1,508	$3,509	$3,491

WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES
(Average yields on securities available for sale are calculated based on amortized cost)

	Dec 31, 2001	Dec 31, 2000

One year or less	5.74%	5.80%
Over one through five years	5.01%	6.20%
Over ten years	2.00%	6.79%

DISTRIBUTION OF INVESTMENT SECURITIES
(In thousands of dollars)

	December 31, 2001		December 31, 2000

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AVAILABLE-FOR-SALE
US Treasury Securities	$31,024	$31,723	$38,973	$39,214
US Government Agencies	9,027	9,143	8,522	8,532
State, County, & Municipal	715	715	1,000	1,000
Mortgage-Backed Securities	1,899	1,918	535	534
Federal Reserve Bank stock	462	462	462	462

Total	$43,127	$43,961	$49,492	$49,742

HELD-TO-MATURITY
US Government Agencies	1,500	1,508	3,509	3,491

Total	$1,500	$1,508	$3,509	$3,491

Liquidity and Interest Rate Sensitivity

     Market and public confidence in the financial strength of the Company and financial institutions in general will largely determine the Company’s access to appropriate levels of liquidity. This confidence is significantly dependent on the Company’s ability to maintain sound asset quality and appropriate levels of capital reserves.

     Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

     Short term sources of funding and liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. In addition to interest rate-sensitive deposits, the primary demand for liquidity is anticipated fundings under credit commitments to customers. The Company does not use off balance sheet financing. Management believes that it is reasonably likely these funding sources will be available in the future.

     Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. The measurement of the Company’s interest rate sensitivity, or gap, is one of the principal techniques used in asset and liability management.

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

     The Company’s gap and liquidity positions are reviewed periodically by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2001, approximately 52% of total gross loans were adjustable rate and 65% of total securities either reprice or mature in less than one year. Deposit liabilities consisted of approximately $43,229,000 (14%) in NOW accounts, $77,010,000 (25%) in Money Market Accounts and Savings, $134,061,000 (44%) in time deposits and $53,698,000 (17%) in non-interest bearing demand accounts. At December 31, 2000, approximately 46% of total gross loans were adjustable rate and 49% of total securities either reprice or mature in less than one year. Deposit liabilities consisted of approximately $36,335,000 (13%) in NOW, $63,799,000 (23%) in Money Market Accounts and Savings, $133,133,000 (47%) in time deposits, and $46,901,000 (17%) in non-interest bearing demand accounts. A rate sensitivity analysis is presented below as of December 31, 2001 and December 31, 2000.

     The Company has prepared a table which presents the market risk associated with financial instruments held by the company. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by maturity or repricing periods, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, if the Company had to dispose of such instruments at December 31, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS
December 31, 2001
(In thousands of dollars)

								Est. Fair
(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Value

INTEREST EARNING ASSETS:
Loans
Fixed Rate Loans (3)	$14,203	$15,445	$17,691	$24,344	$14,533	$31,114	$117,330	$117,551
Average Interest Rate	8.44%	9.61%	8.95%	8.47%	7.93%	7.38%	8.33%
Variable Rate Loans (3)	114,049	12,686	791	0	0	0	127,526	127,526
Average Interest Rate	6.33%	7.54%	7.06%				6.45%
Investment Securities (1)
Fixed Rate Investments	28,158	15,293	0	0	0	0	43,451	44,292
Average Interest Rate	5.74%	5.01%					5.48%
Variable Rate Investments	715	0	0	0	0	0	715	715
Average Interest Rate	2.00%						2.00%
Federal Funds Sold (4)	18,947	0	0	0	0	0	18,947	18,947
Average Interest Rate	2.00%						2.00%
Other Earning Assets (2)	462	0	0	0	0	0	462	462
Average Interest Rate	6.00%						6.00%

Total Interest-Earning Assets	$176,534	$43,424	$18,482	$24,344	$14,533	$31,114	$308,431	$309,493
Average Interest Rate	5.92%	7.39%	8.87%	8.47%	7.93%	7.38%	6.75%

INTEREST BEARING LIABILITIES
NOW	$43,229	$0	$0	$0	$0	$0	$43,229	$43,229
Average Interest Rate	0.70%						0.70%
Money Market	52,391	0	0	0	0	0	52,391	52,391
Average Interest Rate	1.80%						1.80%
Savings	24,619	0	0	0	0	0	24,619	24,619
Average Interest Rate	1.00%						1.00%
CDs $100,000 & Over	30,635	4,367	239	622	903	0	36,766	37,871
Average Interest Rate	4.28%	5.33%	5.55%	6.57%	4.36%		4.45%
CDs Under $100,000	76,741	13,582	2,421	2,571	1,980	0	97,295	100,357
Average Interest Rate	4.27%	4.84%	5.19%	5.84%	5.01%		4.43%
Securities Sold Under Repurchase Agreement	4,598	0	0	0	0	0	4,598	4,598
Average Interest Rate	1.17%						1.17%

Total Interest-Bearing Liabilities	$232,213	$17,949	$2,660	$3,193	$2,883	$0	$258,898	$263,065
Average Interest Rate	2.64%	4.96%	5.22%	5.99%	4.81%		2.89%

Interest sensitivity gap	(55,679)	25,475	15,822	21,151	11,650	31,114
Cumulative gap	(55,679)	(30,204)	(14,382)	6,769	18,419	49,533
Cumulative gap to total assets	-16.3%	-8.8%	-4.2%	2.0%	5.4%	14.5%

(1)	Securities are shown at amortized cost.
(2)	Represents interest earning Federal Reserve stock.
(3)	Loans are shown at gross value.
(4)	Includes fed funds sold and money market accounts held at a large regional bank.

RATE SENSITIVITY ANALYSIS
December 31, 2000
(In thousands of dollars)

								Est. Fair
(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Value

INTEREST EARNING ASSETS:
Loans
Fixed Rate Loans (3)	$20,819	$9,999	$21,517	$15,891	$16,997	$28,676	$113,899	$114,370
Average Interest Rate	9.03%	8.97%	9.10%	8.59%	8.99%	8.44%	8.82%
Variable Rate Loans (3)	76,476	3,427	8,982	3,833	2,023	1,583	96,324	96,324
Average Interest Rate	9.46%	10.00%	8.98%	8.59%	10.30%	10.13%	9.43%
Investment Securities (1)
Fixed Rate Investments	23,000	21,703	3,327	0	0	0	48,030	48,280
Average Interest Rate	5.80%	6.24%	5.91%				6.01%
Variable Rate Investments	1,000	0	0	0	0	0	1,000	1,000
Average Interest Rate	6.79%						6.79%
Federal Funds Sold	15,652	0	0	0	0	0	15,652	15,652
Average Interest Rate	6.43%						6.43%
Other Earning Assets (2)	462	0	0	0	0	0	462	462
Average Interest Rate	6.00%						6.00%

Total Interest-Earning Assets	$137,409	$35,129	$33,826	$19,724	$19,020	$30,259	$275,367	$276,088
Average Interest Rate	8.41%	7.38%	8.76%	8.59%	9.13%	8.52%	8.39%

INTEREST BEARING LIABILITIES
NOW	$36,335	$0	$0	$0	$0	$0	$36,335	$36,335
Average Interest Rate	1.01%						1.01%
Money Market	42,207	0	0	0	0	0	42,207	42,207
Average Interest Rate	4.79%						4.79%
Savings	21,592	0	0	0	0	0	21,592	21,592
Average Interest Rate	1.97%						1.97%
CDs $100,000 & Over	28,350	4,817	1,090	130	104	0	34,491	34,670
Average Interest Rate	6.19%	6.71%	6.04%	5.10%	7.50%		6.26%
CDs Under $100,000	78,635	12,987	3,641	1,043	2,336	0	98,642	98,698
Average Interest Rate	5.82%	6.10%	5.96%	5.59%	6.38%		5.87%
Securities Sold Under Repurchase Agreement	4,305	0	0	0	0	0	4,305	4,305
Average Interest Rate	5.61%						5.61%

Total Interest-Bearing Liabilities	$211,424	$17,804	$4,731	$1,173	$2,440	$0	$237,572	$237,807
Average Interest Rate	4.44%	6.26%	5.98%	5.53%	6.43%		4.63%

Interest sensitivity gap	(74,015)	17,325	29,095	18,551	16,580	30,259
Cumulative gap	(74,015)	(56,690)	(27,595)	(9,044)	7,536	37,795
Cumulative gap to total assets	-23.8%	-18.2%	-8.9%	-2.9%	2.4%	12.2%

(1)	Securities are shown at amortized cost.
(2)	Represents interest earning Federal Reserve stock.
(3)	Loans are shown at gross value.

Primary Sources and Uses of Funds

     The primary source of funds during the year ended December 31, 2001, included maturity/sale of investments net of purchases ($8,314,000), increase in deposits ($27,830,000), exercise of stock options ($24,000), funds provided by operations ($3,952,000), increase in borrowings from securities sold under agreement to repurchase and minority shareholder investment ($393,000) and proceeds from the sale of other real estate owned ($148,000). The primary uses of funds during the period included an increase in net loans outstanding ($34,864,000), increase in federal funds sold and other cash items ($2,764,000), increase in premises and equipment ($2,527,000), and dividends paid ($507,000).

Capital Resources

     Total shareholders’ equity at December 31, 2001 was $27,717,000 compared to $25,321,000 at December 31, 2000.

     The Comptroller has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. Each of the Company’s subsidiary bank’s goal is to maintain its current status as a “well-capitalized institution” as that term is defined by its regulators.

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company. Selected consolidated capital ratios at December 31, 2001, and 2000 were as follows:

CAPITAL RATIOS
(Dollars are in thousands)

	Actual		Well Capitalized		Excess

	Amount	Ratio	Amount	Ratio	Amount

As of December 31, 2001:
Total Capital: (to Risk Weighted Assets):	$29,805	12.8%	$23,358	10.0%	$6,447
Tier 1 Capital: (to Risk Weighted Assets):	$26,883	11.5%	$14,015	6.0%	$12,868
Tier 1 Capital: (to Average Assets):	$26,883	7.9%	$17,033	5.0%	$9,850
As of December 31, 2000:
Total Capital: (to Risk Weighted Assets):	$27,672	13.8%	$20,041	10.0%	$7,631
Tier 1 Capital: (to Risk Weighted Assets):	$25,164	12.6%	$12,025	6.0%	$13,139
Tier 1 Capital: (to Average Assets):	$25,164	8.2%	$15,318	5.0%	$9,846

Effects of Inflation and Changing Prices

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities.

Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Enterprises are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. Management is evaluating the impact of adopting the provisions of SFAS 142.

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

Quarterly Financial Information

     The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from the Company’s unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the Company’s Financial Statements included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods.

SELECTED QUARTERLY DATA
(In thousands of dollars)

		2001				2000

(Dollars in Thousands except for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q

Interest Income	$5,559	$5,924	$6,019	$6,011	$5,984	$5,667	$5,483	$5,129
Interest Expense	$2,039	$2,398	$2,618	$2,771	$2,687	$2,509	$2,321	$2,130

Net Interest Income	$3,520	$3,526	$3,401	$3,240	$3,297	$3,158	$3,162	$2,999
Provision for Loan Losses	139	156	141	141	212	129	136	137

Net Interest Income after provision for loan losses	$3,381	$3,370	$3,260	$3,099	$3,085	$3,029	$3,026	$2,862
Non-Interest Income	870	768	692	732	657	627	572	538
Securities gains (losses)	0	0	0	0	0	(10)	0	0
Non-Interest Expenses	3,100	3,108	2,994	2,941	2,644	2,689	2,997	2,824

Income before income tax expense	$1,151	$1,030	$958	$890	$1,098	$957	$601	$576
Income tax expense	438	384	359	332	393	351	328	252

Net Income	$713	$646	$599	$558	$705	$606	$273	$324

Net Income, without one time merger and other public registration related expenses	$713	$646	$599	$558	$743	$607	$507	$420
Basic earnings per common share	$0.25	$0.23	$0.21	$0.20	$0.25	$0.22	$0.10	$0.12
Diluted earnings per common share	$0.25	$0.23	$0.21	$0.20	$0.25	$0.21	$0.10	$0.11

Item 7.     Financial Statements

     The financial statements of the Company as of and for the years ended December 31, 2001 and 2000 are set forth in this Form 10-KSB at page 42.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), as incorporated herein by reference.

SECTION 16(a) REPORTING REQUIREMENTS

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company, and persons who beneficially own more than 10% of the Company Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 — Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2001, all filing requirements applicable to reporting persons were met.

Item 10.     Executive Compensation

     The information contained in the sections captioned “Information About the Board of Directors and Its Committees,” and “Executive Compensation and Benefits” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     Information contained in the sections captioned “Directors” and “Management and Principal Stock Ownership” under “Election of Directors,” in the Proxy Statement, is incorporated herein by reference.

Item 12.     Certain Relationships and Related Transactions

     The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 13.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2001 and 2000
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of Centerstate Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))

3.2	-	Bylaws of Centerstate Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of Centerstate Banks of Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	Centerstate Banks of Florida, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement)(*)

21.1	-	List of Subsidiaries of Centerstate Banks of Florida, Inc.

23.1	-	Consent of KPMG LLP

(*) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K

                  No Current Reports on Form 8-K were filed by the Company during the last fiscal quarter covered by this report.

CENTERSTATE BANKS OF FLORIDA, INC. and SUBSIDIARIES

Index to consolidated financial statements

Independent Auditors’ Report	43
Consolidated Balance Sheets as of December 31, 2001 and 2000	44
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000	45
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2001 and 2000	46
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000	47-48
Notes to Consolidated Financial Statements	49-70

Independent Auditors’ Report

The Board of Directors

Centerstate Banks of Florida, Inc.
          and subsidiaries:

We have audited the accompanying consolidated balance sheets of Centerstate Banks of Florida, Inc. and subsidiaries as of December 31, 2001 and 2000, the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conduct our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centerstate Banks of Florida, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Orlando, Florida

January 29, 2002

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2001 and 2000
(in thousands of dollars, except per share data)

	2001	2000

Assets
Cash and due from banks	$17,401	$17,932
Federal funds sold and money market	18,947	15,652
Investment securities available for sale, at fair value	43,961	49,742
Investment securities held to maturity (market value of $1,508 and $3,491 at December 31, 2001 and 2000 respectively)	1,500	3,509
Loans, less allowance for loan losses of $3,076 and $2,730 at December 31, 2001 and 2000, respectively	241,349	207,133
Accrued interest receivable	1,967	2,163
Bank premises and equipment, net	14,838	13,318
Other real estate owned	—	139
Deferred income taxes, net	619	664
Prepaid expenses and other assets	792	410

Total assets	$341,374	$310,662

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$254,300	$233,267
Noninterest bearing	53,698	46,901

Total deposits	307,998	280,168
Securities sold under agreement to repurchase	4,598	4,305
Accrued interest payable	309	433
Accounts payable and accrued expenses	652	435

Total liabilities	313,557	285,341

Minority interest	100	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 2,818,602 and 2,815,872 shares issued and outstanding at December 31, 2001 and 2000	28	28
Additional paid-in capital	15,450	15,426
Retained earnings	11,719	9,710
Accumulated other comprehensive income	520	157

Total stockholders’ equity	27,717	25,321
Commitments and contingent liabilities

Total liabilities and stockholders’ equity	$341,374	$310,662

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2001 and 2000
(in thousands of dollars, except per share data)

	2001	2000

Interest income:
Loans	$19,550	$17,860
Investment securities	3,161	3,378
Federal funds sold	802	1,025

	23,513	22,263

Interest expense:
Deposits	9,643	9,428
Securities sold under agreement to repurchase	183	219

	9,826	9,647

Net interest income	13,687	12,616
Provision for loan losses	577	614

Net interest income after loan loss provision	13,110	12,002

Other income:
Service charges on deposit accounts	2,297	1,903
Other service charges and fees	756	509
Loss on sale of securities	—	(10)
Gain (loss) on sale of other real estate owned	9	(18)

	3,062	2,384

Other expenses:
Salaries, wages and employee benefits	5,930	4,971
Occupancy expense	1,529	1,284
Depreciation of premises and equipment	1,007	889
Stationary, printing and supplies	356	332
Marketing expenses	183	236
Data processing expense	1,025	891
Legal and professional fees	219	185
Other expenses	1,894	1,944
Merger and other public registration related expenses	—	422

Total other expenses	12,143	11,154

Minority interest in earnings	—	—
Income before provision for income taxes	4,029	3,232
Provision for income taxes	1,513	1,324

Net income	$2,516	$1,908

Earnings per share:
Basic	$0.89	$0.68

Diluted	$0.89	$0.67

Common shares used in the calculation of earnings per share:
Basic	2,817,240	2,811,651

Diluted	2,839,914	2,826,704

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
Statements of Changes in Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2001 and 2000
(in thousands of dollars)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholders’	Comprehensive
	stock	capital	earnings	income (loss)	equity	income

Balances at December 31, 1999	$28	$15,296	$8,253	$(265)	$23,312
Dividends paid	—	—	(451)	—	(451)
Stock options exercised	—	130	—	—	130
Comprehensive income:
Net income	—	—	1,908	—	1,908	$1,908
Unrealized holding gain on available for sale securities, net of deferred income taxes of $252	—	—	—	422	422	422

Total comprehensive income						$2,330

Balances at December 31, 2000	28	15,426	9,710	157	25,321
Dividends paid	—	—	(507)	—	(507)
Stock options exercised	—	17	—	—	17
Tax effect of tax deduction in excess of book deduction on options exercised during the year	—	7	—	—	7
Comprehensive income:
Net income	—	—	2,516	—	2,516	$2,516
Unrealized holding gain on available for sale securities, net of deferred income taxes of $221	—	—	—	363	363	363

Total comprehensive income						$2,879

Balances at December 31, 2001	$28	$15,450	$11,719	$520	$27,717

	2001	2000

Disclosure of reclassification amounts:
Unrealized holding gain arising during the year	$363	$428
Add: reclassified adjustments for losses included in net income, net of income taxes, at December 31, 2001 and 2000 of $0 and $4, respectively	—	(6)

Net unrealized gain on securities	$363	$422

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2001 and 2000
(in thousands of dollars)

	2001	2000

Cash flows from operating activities:
Net income	$2,516	$1,908
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	577	614
Depreciation of premises and equipment	1,007	889
Net amortization/accretion of investment securities	60	139
Net deferred loan origination fees	71	58
(Gain) loss on sale of other real estate owned	(9)	18
Loss on sale of securities	—	10
Deferred income taxes	(176)	(78)
Tax deduction in excess of book deduction on options exercised	7	—
Cash provided by (used in) changes in:
Net change in accrued interest receivable	196	(351)
Net change in prepaid expenses and other assets	(382)	(8)
Net change in accrued interest payable	(124)	101
Net change in accounts payable and accrued expenses	217	252

Net cash provided by operating activities	3,960	3,552

Cash flows from investing activities:
Purchases of investment securities available for sale	(15,606)	(30,560)
Purchases of mortgage backed securities available for sale	(1,987)	(413)
Proceeds from callable investment securities available for sale	2,035	683
Proceeds from maturities of investment securities available for sale	19,500	28,750
Proceeds from pay-downs of mortgage backed securities available for sale	622	128
Proceeds from sales of investment securities available for sale	1,750	12,045
Proceeds from maturities of investment securities held to maturity	2,000	—
Increase in loans, net of repayments	(34,864)	(32,726)
Purchases of premises and equipment	(2,527)	(1,132)
Proceeds from sale of other real estate owned	148	115

Net cash used in investing activities	(28,929)	(23,110)

Cash flows from financing activities:
Net increase in demand and savings deposits	27,830	32,191
Net increase in securities sold under agreement to repurchase	293	227
Net decrease in federal reserve advances	—	(3,000)
Proceeds from issuance of minority interest	100	—
Stock options exercised	17	130
Dividends paid	(507)	(451)

Net cash provided by financing activities	27,733	29,097

Net increase in cash and cash equivalents	2,764	9,539
Cash and cash equivalents, beginning of year	33,584	24,045

Cash and cash equivalents, end of year	$36,348	$33,584

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2001 and 2000
(in thousands of dollars)

	2001	2000

Supplemental schedule of noncash activities:
Market value adjustment-investment securities available for sale Market value adjustment-investment securities	$584	$674
Deferred income tax liability	(221)	(252)

Unrealized gain on investments available for sale	$363	$422

Transfer of loan to other real estate owned	$—	$82

Cash paid during the year for:
Interest	$9,950	$9,546

Income taxes	$1,670	$1,224

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)	Nature of Operations and Summary of Significant Accounting Policies

CenterState Banks of Florida, Inc. (the “Company”) is a multi bank holding company. The Company formed on June 30, 2000, as part of the merger of First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County, which were three previously independent banks in Central Florida. The business combination was accounted for using the pooling-of-interest method of accounting method. All historical financial information has been restated to reflect the merger.

First National Bank of Osceola County (“FNBOC”) is a national bank chartered in September 1989. It operates from three full service locations and one remote location within Osceola County and two full service locations in Orange County, which is contiguous with Osceola County.

Community National Bank of Pasco County (“CNBPC”) is a national bank chartered in November 1989. It operates from seven full service locations within Pasco and contiguous counties.

First National Bank of Polk County (“FNBPC”) is a national bank chartered in February 1992. It operates from three full service locations within Polk County.

C.S. Processing provides item processing services for one subsidiary banks and a related third party.

The Company, through its subsidiary banks, provides traditional deposit and lending products and services to its commercial and retail customers.

The following is a description of the basis of presentation and the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its three wholly-owned subsidiaries, FNBOC, CNBPC and FNBPC (the “Banks”) and its 75% owned subsidiary, C.S. Processing. The operations of the Company currently consist primarily of the operations of each of the three banks. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and due from banks, federal funds sold, money market and noninterest bearing deposits in other banks with a purchased maturity of three months or less to be cash equivalents.

(c)	Investment Securities Available for Sale and Investment Securities Held to Maturity

The Company accounts for investments at fair value, except for those securities which the Company has the positive intent and ability to hold to maturity. Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

Securities that management has the intent and the Company has the ability to hold until maturity, are classified as investment securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, the security is written down to its new cost basis by recording a loss in the statement of operations.

(d)	Loans

Loans receivable that management has the intent and the Company has the ability to hold until maturity or payoff are reported at their outstanding unpaid principal balance, less the allowance for loan losses and deferred fees on originated loans.

Loan origination fees, net of related costs, are capitalized and recognized in income over the contractual life of the loans, adjusted for estimated prepayments based on the Company’s historical prepayment experience. If the loan is prepaid, the remaining unamortized fees and costs are charged or credited to interest income. Amortization ceases for non-accrual loans.

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

The Company, considering current information and events regarding the borrower’s ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. Impaired loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Impairment losses are included in the allowance for loan losses.

(e)	Allowance for Loan Losses

The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

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

(f)	Bank Premises and Equipment

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

(g)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121 , Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(h)	Other Real Estate Owned

Real estate acquired in the settlement of loans is recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value, less estimated selling costs. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(i)	Assets Transfers

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduces new disclosures. SFAS 140 replaces SFAS 125, which was issued in June 1996. The enhanced disclosure requirements were effective for year end 2000. The other provisions of SFAS 140 related to transfers of financial assets and extinguishments of liabilities were adopted on April 1, 2001. The effect of SFAS 140 on the Company was not material.

(j)	Compensation Programs

Substantially all of the Company’s employees are covered under the Company’s employee benefit plan. Certain directors and key employees are covered under the Company’s stock option plans. The expenses of providing these plans are charged to income in the year the expenses are incurred.

(k)	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is the unrealized gain or loss on investment securities available for sale, net of applicable deferred taxes.

(l)	Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

(m)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates include the allowance for loan loss and the valuation of the deferred tax assets. Actual results could differ from these estimates.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(n)	Effect of New Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Enterprises are required to adopt SFAS 142 for fiscal years beginning after December 31, 2001. Management does not expect SFAS 142 to have any impact on its consolidated financial statements upon adoption.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. Enterprises are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have any impact on its consolidated financial statements upon adoption.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect SFAS 144 to have any impact on its consolidated financial statements upon adoption.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

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

(o)	Reclassification

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

(2)	Investment Securities Available for Sale and Investment Securities Held to Maturity

The amortized cost and estimated market values of investment securities available for sale and held to maturity at December 31, 2001 and 2000, are as follows:

Investment securities available for sale:

	December 31, 2001

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value

U.S. Treasury securities	$31,024	$699	$––	$31,723
Obligations of U.S government agencies	9,027	116	––	9,143
Mortgage backed securities	1,899	19	––	1,918
Municipal securities	715	––	––	715
Federal Reserve Bank stock	462	––	––-	462

	$43,127	$834	$––	$43,961

	December 31, 2000

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value

U.S. Treasury securities	$38,973	$241	$––	$39,214
Obligations of U.S government agencies	8,522	25	15	8,532
Mortgage backed securities	535	2	3	534
Municipal securities	1,000	––	––	1,000
Federal Reserve Bank stock	462	––	––	462

	$49,492	$268	$18	$49,742

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

     Investment securities held to maturity:

December 31, 2001

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value

Obligations of U.S. government agencies	$1,500	$8	$––	$1,508

December 31, 2000

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value

Obligations of U.S. government agencies	$3,509	$––	$18	$3,491

The amortized cost and estimated market value of investment securities available for sale and held to maturity at December 31, 2001, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	market
	cost	value

Investment securities available for sale
Due in one year or less	$26,657	$27,072
Due after one year through five years	15,293	15,712
Due after fifteen years through thirty years	715	715
Federal Reserve Bank stock	462	462

	$43,127	$43,961

Investment securities held to maturity
Due in one year or less	$1,500	$1,508

At December 31, 2001, the Company had $3,019 in investment securities pledged to the Treasurer of the State of Florida as collateral on public fund deposits and for other purposes required or permitted by law.

Proceeds from sales of investment securities available for sale were $1,750 and $12,045 for the years ending December 31, 2001 and 2000, respectively. There were no gross realized gains on sales of investment securities available for sale during 2001 and 2000. Gross realized losses on sales of investment securities available for sale during 2001 and 2000 were $0 and $10, respectively.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(3)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2001 and 2000, are:

	December 31,

	2001	2000

Real estate:
Residential	$84,033	$71,860
Commercial	88,711	74,144
Construction	17,917	13,250

Total real estate	190,661	159,254
Commercial	30,900	29,312
Installment and consumer loans	23,295	21,657

	244,856	210,223
Less:
Deferred loan origination fees	431	360
Allowance for loan losses	3,076	2,730

Total net loans	$241,349	$207,133

The following is a summary of information regarding nonaccrual and impaired loans at December 31, 2001 and 2000:

	December 31,

	2001	2000

Nonaccrual loans	$580	$837

Recorded investment in impaired loans	$163	$125

Allowance for loan losses related to impaired loans	$71	$63

Interest
	income not	Interest	Average
	recognized	income	recorded
	on	recognized	investment
	nonaccrual	on impaired	in impaired
	loans	loans	loans

For years ended December 31:
2001	$55	$12	$144
2000	$29	$11	$125

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

Certain principal stockholders, directors and officers and their related interests were indebted to the Company as summarized below at December 31, 2001 and 2000:

	December 31,

	2001	2000

Balance, beginning of year	$9,037	$7,153
Additional new loans	2,963	4,350
Repayments on outstanding loans	3,407	2,466

Balance, end of year	$8,593	$9,037

All such loans were made in the ordinary course of business. At December 31, 2001 and 2000, principal stockholders, directors and officers of the Company and their related interests had $1,634 and $3,462, respectively, available in lines of credit.

Changes in the allowance for loan losses for the years ended December 31, 2001 and 2000, are as follows:

	December 31,

	2001	2000

Balance, beginning of year	$2,730	$2,302
Provision charged to operations	577	614
Loans charged-off	(304)	(309)
Recoveries of previous charge-offs	73	123

Balance, end of year	$3,076	$2,730

(4) Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2001 and 2000, is as follows:

	December 31,

	2001	2000

Land	$4,458	$4,182
Buildings	9,547	8,637
Furniture, fixtures and equipment	6,126	5,011
Construction in progress	––	9

	20,131	17,839
Less: Accumulated depreciation	5,293	4,521

	$14,838	$13,318

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(5)	Deposits

A detail of deposits at December 31, 2001 and 2000, is as follows:

	December 31,

		Weight		Weight
		average		average
		interest		interest
	2001	rate	2000	rate

Non-interest bearing deposits	$53,698	0.0%	$46,901	0.0%
Interest bearing deposits:
Interest bearing demand deposits	43,229	0.7%	36,335	1.0%
Savings deposits	24,619	1.0%	21,592	2.0%
Money market accounts	52,391	1.8%	42,207	4.8%
Time deposits less than $100,000	97,295	4.4%	98,642	5.9%
Time deposits of $100,000 or greater	36,766	4.5%	34,491	6.3%

	$307,998	2.4%	$280,168	3.8%

The following table presents, by various interest rate categories, the amount of certificate accounts at December 31, 2001, maturing during the periods reflected below:

Interest rate	2002	2003	2004	2005	2006	Total

1.00% – 1.99%	$5,533	$––	$––	$––	$––	$5,533
2.00% – 2.99%	14,037	883	––	––	––	14,920
3.00% – 3.99%	27,412	2,943	176	178	422	31,131
4.00% – 4.99%	26,708	4,398	746	341	852	33,045
5.00% – 5.99%	15,785	5,731	978	661	1,178	24,333
6.00% – 6.99%	13,739	3,780	760	1,362	331	19,972
Over 6.99%	4,162	214	––	651	100	5,127

	$107,376	$17,949	$2,660	$3,193	$2,883	$134,061

A summary of interest expense on deposits for the years ended December 31, 2001 and 2000, is as follows:

	December 31,

	2001	2000

Interest-bearing demand deposits	$347	$357
Savings deposits	296	423
Money market accounts	1,532	1,589
Time deposits less than $100,000	5,990	4,683
Time deposits of $100,000 or greater	1,478	2,376

	$9,643	$9,428

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

The Company had deposits from directors, officers and employees and their related interests of approximately $5,324 and $5,805 at December 31, 2001 and 2000, respectively

(6)	Other Borrowings

The Company enters into sales of securities under agreements to repurchase. These fixed-coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remain in the asset accounts

At December 31, 2001 and 2000, the Company had $4,598 and $4,305 in repurchase agreements with weighted average interest rates of 1.17 percent and 5.60 percent, respectively. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with market values of $11,931 and $11,553 at December 31, 2001 and 2000, respectively. The following represent the repurchase agreements that contain amounts “at risk” (defined as the excess of carrying amount of the securities sold under agreement to repurchase over the amount of the repurchase liability) at December 31, 2001:

Name	Amount at risk	Weighted average maturity

Counterparty A	$1,084	Overnight
Counterparty B	1,601	Overnight
Counterparty C	843	Overnight
Counterparty D	518	Overnight
Counterparty E	1,730	Overnight
Counterparty F	1,013	Overnight
Counterparty G	543	Overnight

The repurchase agreements were to repurchase the identical securities as those which were sold. Repurchase agreements averaged $5,045 and $4,099 for the years ended December 31, 2001 and 2000, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $6,899 and $7,541, respectively. Total interest expense paid on repurchase agreements for the years ending December 31, 2001 and 2000, was $183 and $219, respectively.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(7)	Income Taxes

The provision for income taxes at December 31, 2001 and 2000, consists of the following:

	Current	Deferred	Total

December 31, 2001:
Federal	$1,425	$(150)	$1,275
State	264	(26)	238

	$1,689	$(176)	$1,513

December 31, 2000:
Federal	$1,206	$(43)	$1,163
State	196	(35)	161

	$1,402	$(78)	$1,324

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

	December 31,

	2001	2000

Deferred tax assets:
Allowance for loan losses	$1,060	914
Deferred loan fees	126	108
Other	7	––

Total deferred tax asset	1,193	1,022

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(250)	(258)
Unrealized gain on investment securities available for sale	(314)	(93)
Accretion of discount on investments	(10)	(7)

Total deferred tax liability	(574)	(358)

Net deferred tax asset	$619	$664

The Bank has recorded a deferred tax asset of $619 and $664 at December 31, 2001 and 2000, respectively. No valuation allowance as defined by SFAS 109 is required for the years ended December 31, 2001 and 2000. Management believes that a valuation allowance is not necessary because it is more likely than not the deferred tax asset is realizable.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

A reconciliation between the actual tax expense and the “expected” tax expense (computed by applying the U.S. federal corporate rate of 34 percent to earnings before income taxes) is as follows:

	December 31,

	2001	2000

“Expected” tax expense	$1,370	$1,099
Tax exempt interest, net	(27)	(20)
State income taxes, net of federal income tax benefits	157	106
Nondeductible merger and other public registration expenses	––	95
Other, net	13	44

	$1,513	$1,324

(8)	Rent

The following is a schedule of future minimum annual rentals under the noncancellable operating leases of the Company’s facilities:

Year ending
December 31,

2002	$179
2003	179
2004	149
2005	143
2006	143
Thereafter	238

$1,031

Rent expense for the years ended December 31, 2001 and 2000, was $179 and is included in occupancy expense in the accompanying consolidated statements of operations. Operating lease income from subleases of the Bank’s premises for the years ending December 31, 2001 and 2000 amounted to $0 and $26, respectively.

(9)	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and Cash Equivalents – The carrying amount of cash and cash equivalents approximates fair value due to short-term maturity.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

Investments – The Company’s investment securities available for sale and held to maturity represent investments in U.S. Government obligations, U.S. Government Agency securities, and state and political subdivisions. The Company’s equity investments at year end represents stock investments in the Federal Reserve Bank. The stock is not publicly traded and the carrying amount was used to estimate the fair value. The fair value of the U.S. Government obligations and U.S. Government Agency obligations and state and local political subdivision portfolios was estimated based on quoted market prices.

Loans – For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Deposits – The fair values disclosed for non-interest bearing demand deposits are, by definition, equal to the amount payable on demand (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Repurchase Agreements – The carrying amount of the repurchase agreements approximate their fair value due to the short-term nature of the agreement.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments.

	December 31, 2001

	Carrying
	Amount	Fair value

Financial assets:
Cash and due from banks and federal funds sold	$36,348	$36,348
Investment securities available for sale	43,961	43,961
Investment securities held to maturity	1,500	1,508
Loans, less allowance for loan losses of $3,076	241,349	245,077
Financial liabilities:
Deposits:
Without stated maturities	$173,937	$173,937
With stated maturities	134,061	138,228
Securities sold under agreement to repurchase	4,598	4,598

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

	December 31, 2000

	Carrying
	Amount	Fair value

Financial assets:
Cash and due from banks and federal funds sold	$33,584	$33,584
Investment securities available for sale	49,742	49,742
Investment securities held to maturity	3,509	3,491
Loans, less allowance for loan losses of $2,730	207,133	210,694
Financial liabilities:
Deposits:
Without stated maturities	$147,035	$147,035
With stated maturities	133,133	133,368
Securities sold under agreement to repurchase	4,305	4,305

(10)	Regulatory Capital

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Office of Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2001 and 2000, are presented in the table below.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2001:
Total capital (to risk weighted assets)	$29,805	12.8%	$23,358	> 8%	$6,447	>10%
Tier 1 capital (to risk weighted assets)	26,883	11.5%	14,015	> 4%	12,868	> 6%
Tier 1 capital (to average assets)	26,883	7.9%	17,033	> 4%	9,850	> 5%

December 31, 2000:
Total capital (to risk weighted assets)	$27,672	13.8%	$16,033	> 8%	$20,041	> 10%
Tier 1 capital (to risk weighted assets)	25,164	12.6%	8,016	> 4%	12,025	> 6%
Tier 1 capital (to average assets)	25,164	8.2%	12,254	> 4%	15,318	> 5%

(11)	Dividends

The Company declared cash dividends of $507 and $451 during the years ended December 31, 2001 and 2000, respectively. Banking regulations limit the amount of dividends that may be paid by the Company without prior approval of the Bank’s regulatory agency.

(12)	Stock Option Plans

On June 30, 2000, the outstanding options of FNBOC, CNBPC and FNBPC were converted into 11,000, 10,605 and 21,791, respectively, shares of the Company’s common stock.

In September 1999, the Company authorized 365,000 common shares for employees of the Company, under an incentive stock option and non-statutory stock option plan. Options are granted at fair market value of the underlying stock at date of grant. Each option expires ten years from date of grant and a vesting period of 25% at the date of grant and 25% on each anniversary date thereafter.

There were 43,396 options outstanding as of December 31, 2000. No options had been granted or forfeited during the year ending December 31, 2000, and 21,060 options were exercised. There were 159,036 options outstanding as of December 31, 2001. There were 118,370 options granted during the year ending December 31, 2001 with a weighted average exercise price of $12.91 per share. No options had been forfeited during the year and 2,730 options had been exercised.

Of the 43,396 options outstanding at December 31, 2000, 41,140 options were vested and exercisable at a weighted average exercise price of $7.33 per share. Of the 159,036 options outstanding at December 31, 2001, 70,259 were vested and exercisable at a weighted average exercise price of $9.86 per share.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (amounts are in thousands of dollars except for per share data):

	December 31,

	2001	2000

Net income:
As reported	$2,516	$1,908
Pro forma	2,428	1,900
Diluted earnings per share:
As reported	0.89	0.67
Pro forma	0.85	0.67

A summary of the status of the Company’s stock option plans at December 31, 2001 and 2000, and changes during the years ended on those dates is presented below:

	December 31,

	2001	2000

Options outstanding at beginning of year	43,396	64,456
Granted	118,370	––
Exercised	(2,730)	(21,060)

Options outstanding at end of year	159,036	43,396

Options exercisable at end of year	70,259	41,140

Weighted-average fair value of options granted during the year per share	$3.87	––

The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 2001; dividend yield of 1.40%; expected volatility of 27%; risk-free interest rate of 5.14%, and expected life of 10 years.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

The following table summarizes information about stock options outstanding at December 31, 2001:

					Weighted
	Number	Weighted	Weighted	Number	average exercise
	outstanding at	Remaining	average	exercisable at	price at
Range of	December 31,	Contractual	exercise	December 31,	December 31,
exercise prices	2001	Life	price	2001	2001

$4.95 – $7.43	23,727	21 months	$6.03	23,727	$6.03
$7.44 – $11.15	11,939	65 months	$8.82	11,939	$8.82
$11.16 – $16.55	123,370	111 months	$12.89	34,593	$12.85

(13)	Employee Benefit Plan

Substantially all of the subsidiary banks employees are covered under the Company’s 401(k) compensation and incentive plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors.

For the years ended December 31, 2001 and 2000, the Company’s contributions to the plan were $258 and $183, respectively

(14)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheets
December 31, 2001 and 2000

Assets:	2001	2000

Cash and due from banks	$306	$79
Investment in wholly-owned bank subsidiaries	27,460	25,250
Prepaid expenses and other assets	125	103

Total assets	$27,891	$25,432

Liabilities:
Accounts payable and accrued expenses	174	111
Shareholders’ Equity:
Shareholders’ equity:
Common stock	28	28
Additional paid-in capital	15,450	15,426
Retained earnings	11,719	9,710
Accumulated other comprehensive income	520	157

Total shareholders’ equity and liabilities	$27,891	$25,432

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

Condensed Statements of Operations
Years ended December 31, 2001 and 2000

	2001	2000

Operating expenses	420	593

Loss before equity in net earnings of subsidiaries	(420)	(593)
Equity in net earnings of subsidiaries (net of income tax expense of $1,659 and $1,454 at December 31, 2001 and 2000, respectively)	2,785	2,384

Net income before taxes	2,365	1,791
Income tax benefit	(151)	(117)

Net income	$2,516	$1,908

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

Condensed Statements of Cash Flows
Years ended December 31, 2001 and 2000

	2001	2000

Cash flows used in operating activities:
Net income	$2,516	$1,908
Tax deduction in excess of book deduction on options exercised	7	––
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(2,785)	(2,384)
Increase in accounts payable and accrued expenses	63	111
Increase in prepaid expense and other assets	(22)	(103)

Net cash flows used in operating activities	(221)	(468)

Cash flows provided by investing activities:
Dividend received from subsidiaries	938	998

Cash flows used in financing activities:
Stock options exercised	17	––
Dividends paid to shareholders	(507)	(451)

Net cash flows used in operating activities	(490)	(451)

Net increase in cash and cash equivalents	227	79
Cash and cash equivalents at beginning of year	79	––

Cash and cash equivalents at end of year	$306	$79

Supplemental disclosure of noncash activities:
Market value adjustment – investment securities available for sale:
Market value adjustment – investment securities	$584	$674
Deferred income tax liability	(221)	(252)

Unrealized gain on investment securities available for sale, net	$363	$422

Issuance of common stock for assets of bank subsidiaries	$––	$23,479

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(15)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2001 and 2000, are as follows:

	December 31,

	2001	2000

Standby letters of credit	$1,271	$950
Available lines of credit	26,600	33,857
Unfunded loan commitments – fixed	4,795	––
Unfunded loan commitments – variable	3,552	3,150

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

The Company’s policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, real estate and income providing commercial properties.

Standby letters of credit are contractual commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(16)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Pasco, and Polk Counties and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2001, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of Osceola, Pasco and Polk Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty other than disclosed in note 6.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(17)	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Income	Shares	Per share
	(numerator)	(denominator)	amount

Year ended 2001
Basic earnings per share:
Net income	$2,516	2,817,240	$0.89

Effect of dilutive securities:
Stock options	––	22,674

Diluted earnings per share:
Income and assumed conversions	$2,516	2,839,914	$0.89

Year ended 2000
Basic earnings per share:
Net income	$1,908	2,811,651	$0.68

Effect of dilutive securities:
Stock options	––	15,053

Diluted earnings per share:
Income and assumed conversions	$1,908	2,826,704	$0.67

(18)	Merger

The Company was formed as a part of a merger that resulted in three wholly owned subsidiaries as of the close of business on June 30, 2000. In the merger, the shareholders of First National Bank of Osceola County received 2.0 shares of Company common stock for each bank common share owned. The shareholders of Community National Bank of Pasco County received 2.02 shares of Company common stock for each bank common share owned, and the shareholders of First National Bank of Polk County received 1.62 shares of Company common stock for each bank common share owned. The three banks operate as separate subsidiaries of the Company.

(Continued)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 18th day of March, 2002.

CENTERSTATE BANKS OF FLORIDA, INC.

/s/ James H. White

James H. White
Chairman of the Board and Chief Executive Officer

/s/ E. S. “Ernie” Pinner

E. S. “Ernie” Pinner
President

/s/ James J. Antal

James J. Antal
Senior Vice President and Chief Financial Officer
(Principal financial officer and principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 18, 2002.

Signature	Title

/s/ James H. White	Chairman of the Board and Chief Executive Officer

James H. White

/s/ E. S “Ernie” Pinner	President and Director

E. S. “Ernie” Pinner

/s/ G. Robert Blanchard, Sr.	Director

G. Robert Blanchard, Sr.

/s/ James H. Bingham	Director

James H. Bingham

/s/ Terry W. Donley	Director

Terry W. Donley

/s/ Bryan W. Judge	Director

Bryan W. Judge

/s/ Samuel L. Lupfer, IV	Director

Samuel L. Lupfer, IV

/s/ J. Thomas Rocker	Director

J. Thomas Rocker

Centerstate Banks of Florida, Inc.
Form 10-KSB
For Fiscal Year Ending December 31, 2001

EXHIBIT INDEX

Exhibit		Page
No.	Exhibit	No.

21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP