Form 10-Q
period 2002-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2002-05-10
CIK 1102266

U. S. SECURTIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

☒   Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

☐   Transition report under Section 13 or 15 (d) of the Exchange Act

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

YES    ☒   NO     ☐

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	2,819,088

(class)	Outstanding at March 31, 2002

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars)

	As of	As of
ASSETS	March 31, 2002	December 31, 2001

Cash and due from banks	$21,930	$17,401
Federal funds sold and money market	31,191	18,947
Securities:
Available-for-sale (at market value)	44,914	43,961
Held-to-Maturity (market value of $1,508 at December 31, 2001)	—	1,500
Loans	251,487	244,425
Less allowance for loan losses	(3,252)	(3,076)

Net Loans	248,235	241,349
Premises and equipment	14,804	14,838
Accrued interest receivable	1,732	1,967
Other assets	1,738	1,411

TOTAL ASSETS	$364,544	$341,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$61,645	$53,698
Demand — interest bearing	47,671	43,229
Savings and money market accounts	80,062	77,010
Time deposits	141,458	134,061

Total deposits	330,836	307,998
Securities sold under agreement to repurchase	4,638	4,598
Accrued expenses and other liabilities	1,070	961

Total liabilities	336,544	313,557
Minority interest	100	100
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 2,819,088 and 2,818,602 shares issued and outstanding at March 31, 2002 and December 31, 2001 respectively	28	28
Additional paid-in capital	15,453	15,450
Accumulated other comprehensive income	264	520
Retained earnings	12,155	11,719

Total stockholders’ equity	27,900	27,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$364,544	$341,374

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
(in thousands of dollars, except per share data)

	Three months ended

	Mar 31, 2002	Mar 31, 2001

Interest income:
Loans	$4,596	$4,871
Investment securities	550	814
Federal funds sold	169	326

	5,315	6,011

Interest expense:
Deposits	1,778	2,709
Securities sold under agreement to repurchase	10	62

	1,788	2,771

Net interest income	3,527	3,240
Provision for loan losses	180	141

Net interest income after loan loss provision	3,347	3,099

Other income:
Service charges on deposit accounts	572	568
Other service charges and fees	298	164
Gain on sale of securities	11	—
Gain on sale of fixed asset	20	—

	901	732

Other expenses:
Salaries, wages and employee benefits	1,681	1,385
Occupancy expense	421	375
Depreciation of premises and equipment	248	251
Stationery and printing supplies	84	82
Marketing expenses	54	61
Data processing expense	237	269
Legal and professional fees	70	51
Other expenses	534	467

Total other expenses	3,329	2,941
Income before provision for income taxes	919	890
Provision for income taxes	342	332
Minority interest in earnings of subsidiary	—	—

Net income	$577	$558

Earnings per share:
Basic	$0.20	$0.20
Diluted	$0.20	$0.20
Common shares used in the calculation of earnings per share:
Basic	2,818,807	2,815,872
Diluted	2,869,191	2,833,691

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net Income	$577	$558
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	141
Depreciation of premises and equipment	248	251
Net amortization/accretion of investments securities	6	17
Net deferred origination fees	28	21
Gain on sale of other real estate owned	—	(9)
Gain on sale of fixed asset	(20)	—
Realized gain on sale of available for sale securities	(11)	—
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	235	149
Net change in other assets	(170)	(121)
Net change in accrued interest payable	(25)	15
Net change in accrued expenses and other liabilities	134	321

Net cash provided by operating activities	1,182	1,343

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	9,500	2,500
Proceeds from callable investment securities available for sale	1,000	2,000
Proceeds from sales of investment securities available for sale	2,050	1,500
Purchases of investment securities available for sale	(12,108)	(8,542)
Purchases of mortgage back securities available for sale	(2,075)	—
Proceeds from pay-downs of mortgage back securities available for sale	272	60
Proceeds from maturities of investment securities held to maturity	1,500	—
Increase in loans, net of repayments	(7,094)	(12,221)
Purchases of premises and equipment	(259)	(240)
Proceeds from sale of other real estate owned	—	149
Proceeds from sale of fixed asset	65	—

Net cash used in investing activities	(7,149)	(14,794)

Cash flows from financing activities:
Net increase in demand and savings deposits	22,838	19,747
Net increase in other borrowings	40	2,397
Stock options exercised	3	—
Dividends paid	(141)	(113)

Net cash provided by financing activities	22,740	22,031

Net increase in cash and cash equivalents	16,773	8,580
Cash and cash equivalents, beginning of period	36,348	33,584

Cash and cash equivalents, end of period	$53,121	$42,164

Supplemental schedule of noncash transactions:
Market value adjustment—securities available-for-sale Market value adjustments—securities	$413	$514
Deferred income tax liability	(157)	(190)

Unrealized gain on securities available-for-sale	$256	$324

Cash paid during the period for:
Interest	$1,813	$2,756

Income taxes	$51	$15

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Holding Company and Subsidiaries Background Information

CenterState Banks of Florida, Inc (the “Company”) is a multi-bank holding company that was formed as part of a merger of three independent commercial banks in Central Florida (First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County). First National Bank of Osceola County is a national bank chartered in September 1989. It operates from three full service locations and one remote location within Osceola County and two full service locations in Orange County, which is contiguous with Osceola County. Community National Bank of Pasco County is a national bank chartered in November 1989. It operates from seven full service locations within Pasco and contiguous counties. First National Bank of Polk County is a national bank chartered in February 1992. It operates from four full service locations within Polk County. The Company, through its subsidiary banks, provides traditional deposit and lending products and services to its commercial and retail customers. The three banks maintain their separate identities as wholly owned subsidiaries of the Company.

C. S. Processing, Inc. is a majority owned (75%) subsidiary of the Company. The three wholly owned subsidiary banks of the Company each own 25%, and the remaining 25% is owned by a minority shareholder, another bank. The Company’s investment in the subsidiary was $300,000 and the minority shareholder contributed $100,000. C. S. Processing will process checks and render statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for the minority shareholder bank. Operations began during July 2001. The subsidiary operates on a break-even basis. Its operating expenses are charged to each bank as fees based on the bank’s usage.

NOTE 2: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended March 31,

	2002			2001

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS
Net earnings available to common shareholders	$577	2,818,807	$0.20	$558	2,815,872	$0.20

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	50,384		$0	17,819

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$577	2,869,191	$0.20	$558	2,833,691	$0.20

NOTE 4: Comprehensive Income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company’s comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended

	Mar 31, 2002	Mar 31, 2001

Net income	$577	$558
Other comprehensive income, net of tax:
Unrealized holding (loss) arising during the period	(263)	324
Add: reclassified adjustments for gains included in net income, net of income taxes of $4 for the three month period ended March 31, 2002	7	—

Other comprehensive income, net of tax	(256)	324

Comprehensive income	$321	$882

NOTE 5: Effect of New Pronouncements

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. Enterprises are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. Management does not expect the impact of adopting the provisions of SFAS 143 to significantly impact the financial position or results of operations of the Company.

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

NOTE 6: Merger

     On April 16, 2002, the Company announced that a letter of intent was signed with CenterState Bank of Florida (a non publicly traded commercial bank). The Company will acquire CenterState Bank of Florida in a stock and cash transaction. Shareholders of CenterState Bank will receive $2.40 cash and      .53631 share of the Company’s common stock for each share of common stock of CenterState Bank. The Company intends to account for this transaction using the purchase method of accounting.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2002 AND DECEMBER 31, 2001

Overview

     Total assets of the Company were $364.5 million as of March 31, 2002, compared to $341.4 million at December 31, 2001, an increase of $23.1 million or 6.8%. This increase was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal Funds Sold and Money Market

     Federal funds sold and money market was $31.2 million at March 31, 2002 as compared to $18.9 million at December 31, 2001, an increase of $12.3 million or 65%. The Company has increased federal funds sold and money market, primarily due to the relatively low rate of yields offered on short term U.S. Treasury and government agency securities.

Investment Securities

     Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $44.9 million at March 31, 2002 compared to $44.0 million at December 31, 2001, an increase of $0.9 million or 2.0%. These securities have been recorded at market value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. The U.S. governmental agency security that was classified as held-to-maturity at December 31, 2001 ($1.5 million) matured during February 2002. As of March 31, 2002, the Company does not own any investments classified as held-to-maturity.

Loans

     Total gross loans were $251.9 million at March 31, 2002, compared to $244.9 million at December 31, 2001, an increase of $7.0 million or 2.9%. For the same period, real estate loans increased by $8.3 million or 4.4%, commercial loans decreased by $2.4 million or 7.8%, and all other loans including consumer loans increased by $1.2 million or 5.2%. Total loans net of unearned fees and allowance for loan losses were $248.2 million at March 31, 2002, compared to $241.3 million at December 31, 2001, an increase of $6.9 million or 2.9%.

     The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Mar 31,	Dec 31,
	2002	2001

Real Estate Loans
Residential	$89,279	$84,033
Commercial	93,432	88,711
Construction	16,274	17,917

Total Real Estate	198,985	190,661
Commercial	28,480	30,900
Other	24,480	23,295

Gross Loans	251,945	244,856
Unearned fees	(458)	(431)

Total loans net of unearned fees	251,487	244,425
Allowance for loan losses	(3,252)	(3,076)

Total loans net of unearned fees and allowance for loan losses	$248,235	$241,349

Credit Quality and Allowance for Loan Losses

     The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At March 31, 2002, the allowance for loan losses was $3.3 million or 1.29% of total loans outstanding, compared to $3.1 million or 1.26%, at December 31, 2001.

     The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period end Mar 31,

	2002	2001

Allowance at beginning of period	$3,076	$2,730
Charge-offs
Commercial Loans	—	—
Real Estate Loans	—	—
Consumer Loans	13	9

Total charge-offs	13	9
Recoveries
Commercial Loans	—	3
Real Estate Loans	1	11
Consumer Loans	8	6

Total Recoveries	9	20
Net charge-offs (recoveries)	4	(11)
Provision for loan losses	180	141

Allowance at end of period	$3,252	$2,882

Nonperforming Assets

     Nonperforming assets include (1) non-accrual loans; (2) accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection; (3) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); and (4) other repossessed assets (not real estate). All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the possibility of collecting additional interest is deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

     The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Mar 31	Dec 31
	2002	2001

Non-Accrual Loans	$590	$580
Accruing Loans Past Due over 90 days	468	64
Other Real Estate Owned	—	—
Repossessed assets other than real estate	11	15

Total Non-Performing Assets	$1,069	$659

As a Percent of Total Assets	0.29%	0.19%

Allowance for Loan Losses	$3,252	$3,076

Allowance for loan losses to non performing loans	304%	467%

     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of March 31, 2002, management believes that it’s allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred. Most of the increase in loans past due greater than 90 days and still accruing interest relate to three home builder loans ($335). Interest is paid current on two of these loans ($212), but the short-term builder loan has matured and the builder has not come to the bank to sign his extension documents. The other home builder loan ($123) is past due on his interest, and is working closely with the banks loan officers.

Bank Premises and Equipment

     Bank premises and equipment was $14.8 million at March 31, 2002 and at December 31, 2001. Equipment purchases during the three month period ending March 31, 2002 was approximately offset by the depreciation expense for the period.

C. S. Processing, Inc.

     C. S. Processing, Inc. is a majority owned (75%) subsidiary of the Company. The three wholly owned subsidiary banks of the Company each own 25%, and the remaining 25% is owned by the minority shareholder, another bank. The Company’s investment in the subsidiary was $300,000 and the minority shareholder contributed $100,000. C. S. Processing will process checks and render statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for the minority shareholder bank. Operations began during July 2001. Currently the item processing center is performing services for two of the Company’s subsidiary banks and the minority shareholder bank. The other Company subsidiary bank will convert to the item processing center when they convert from their current core processor during April 2002.

Deposits

     Total deposits were $330.8 million at March 31, 2002, compared to $308.0 million at December 31, 2001, an increase of $22.8 million or 7.4%. During the three month period ended March 31, 2002, demand deposits increased by $7.9 million (14.7%), NOW deposits increased by $4.4 million (10.3%), savings and money market accounts increased by $3.1 million (4.0%), and time deposits increased by $7.4 million (5.5%).

Repurchase Agreements

     The Company enters into agreements to repurchase securities under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. These short-term borrowings totaled $4.6 million at March 31, 2002 and at December 31, 2001.

Stockholders’ Equity

     Shareholders’ equity at March 31, 2002, was $27.9 million, or 7.7% of total assets, compared to $27.7 million, or 8.1% of total assets at December 31, 2001. The increase in stockholders’ equity was due to year-to-date net income ($577 thousand) and stock options exercised ($3 thousand) less dividends paid ($141 thousand), and a net decrease in the market value of securities available for sale, net of deferred taxes ($256 thousand). The Company paid a dividend of $0.05 per share on March 29, 2002 to shareholders of record as of the close of business on March 15, 2002.

     The Comptroller of the Currency has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2002, each of the Company’s three subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

     Selected consolidated capital ratios at March 31, 2002 and December 31, 2001 are presented in the table below.

	Actual		Well capitalized		Excess

	Amount	Ratio	Amount	Ratio	Amount

March 31, 2002
Total capital (to risk weighted assets)	$30,490	12.7%	$24,062	> 10%	$6,428
Tier 1 capital (to risk weighted assets)	27,479	11.4%	14,437	> 6%	13,042
Tier 1 capital (to average assets)	27,479	7.6%	17,996	> 5%	9,483
December 31, 2001
Total capital (to risk weighted assets)	$29,805	12.8%	$23,358	> 10%	$6,447
Tier 1 capital (to risk weighted assets)	26,883	11.5%	14,015	> 6%	12,868
Tier 1 capital (to average assets)	26,883	7.9%	17,033	> 5%	9,850

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

Overview

     Net income for the three months ended March 31, 2002 was $577 thousand or $0.20 per share basic and $0.20 per share diluted, compared to $558 thousand or $0.20 per share basic and $0.20 per share diluted for the same period in 2001.

     The return on average equity (“ROE”), calculated on an annualized basis, for the three month period ended March 31, 2002 was 8.21%, as compared to 8.78% for the same period in 2001.

Net Interest Income/Margin

     Net interest income increased $287 thousand or 8.9% to $3.527 million during the three month period ended March 31, 2002 compared to $3.240 million for the same period in 2001. The $287 thousand increase was the result of a $983 thousand decrease in interest expense and a $696 thousand decrease in interest income.

     Interest earning assets averaged $327.0 million during the three month period ended March 31, 2002 as compared to $294.7 million for the same period in 2001, an increase of $32.3 million, or 11.0%. The yield on average interest earning assets decreased 1.66% to 6.50% during the three month period ended March 31, 2002, compared to 8.16% for the same period in 2001. The combined net effects of the $32.3 million increase in average interest earning assets and the 1.66% decrease in yield on average interest earning assets resulted in the $696 thousand decrease in interest income between the two periods.

     Interest bearing liabilities averaged $272.9 million during the three month period ended March 31, 2002 as compared to $247.9 million for the same period in 2001, an increase of $25.0 million, or 10.1%. The cost of average interest bearing liabilities decreased 1.85% to 2.62% during the three month period ended March 31, 2002, compared to 4.47% for the same period in 2001. The combined net effects of the $25.0 million increase in average interest bearing liabilities and the 1.85% decrease in cost on average interest bearing liabilities resulted in the $983 thousand decrease in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2002 and 2001 (in thousands of dollars).

	Three months ended March 31,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

Loans (1) (2)	$247,787	$4,596	7.42%	$214,900	$4,871	9.07%
Securities (3)	79,217	719	3.63%	79,773	1,140	5.72%

Total Earning Assets	327,004	5,315	6.50%	294,673	6,011	8.16%
Allowance for Loan Losses	(3,139)			(2,800)
All Other Assets	36,205			29,149

Total Assets	$360,070			$321,022

Deposits (4)	268,628	1,778	2.65%	243,092	2,709	4.46%
Borrowings	4,259	10	0.94%	4,763	62	5.21%

Total Interest Bearing Liabilities	272,887	1,788	2.62%	247,855	2,771	4.47%
Demand Deposits	58,038			46,715
Other Liabilities	1,041			1,033
Shareholders’ Equity	28,104			25,419

Total Liabilities and Shareholders’ Equity	$360,070			$321,022

Net Interest Spread (5)			3.88%			3.69%

Net Interest Income		$3,527			$3,240

Net Interest Margin (6)			4.31%			4.40%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $185 thousand and $182 thousand for the three month periods ended March 31, 2002 and 2001.
Note 3:	Includes securities available-for-sale, securities held-to-maturity, federal funds sold and money market.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 6:	Represents net interest income divided by total interest earning assets.

Provision for Loan Losses

     The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $180 thousand for the three month period ended March 31, 2002 compared to $141 thousand for the same period in 2001. The increase was primarily due to the increase in the loan portfolio.

Non-interest Income

     Non-interest income for the three months ended March 31, 2002 increased $169 thousand, or 23%, to $901 thousand, compared to $732 thousand for the same period in 2001. A portion of the increase ($4 thousand) related to deposit account service charges. A strip of unused land next to one of the Company’s branches was sold during the quarter resulting in a $20 thousand gain on sale. Several securities were sold resulting in a gain of $11 thousand. Commissions earned through “Money Concepts” (sale of mutual funds and annuities) increased approximately $50 thousand. The largest portion of the increase ($84 thousand) was related to other service charges and miscellaneous items. Non-interest income (annualized) as a percentage of total average assets was 1.00% for the three months ended March 31, 2002, compared to 0.91% for the same period in 2001.

Non-interest Expense

     Non-interest expense for the three months ended March 31, 2002 increased $388 thousand, or 13.2%, to $3.329 million, compared to $2.941 million for the same period in 2001. Salaries and employee benefits increased by $296 thousand (21.4%), occupancy and depreciation expenses increased by $43 thousand (6.9%), data processing expenses decreased by $32 thousand (11.9%), and all remaining expenses together resulted in an increase of $81 thousand (12.3%).

     A new branch opened in September 2001, which contributed to higher salaries/employee benefits, data processing expense, and occupancy expenses.

     The Company’s new subsidiary, C. S. Processing opened in July 2001, which contributed to higher salaries/employee benefits and occupancy expenses. C. S. Processing was performing the item processing function for one bank throughout the three month period ending March 31, 2002 and for a second bank effective March 1, 2002. Because this function is now performed in house, data processing expense decreased, and salary/employee benefits and occupancy expenses increased. The full effective of the decrease in data processing was not apparent due to conversion expenses recognized by two of our three banks. The conversion expense relates to the conversion to a new core data processing service bureau. Approximately $62 thousand of data processing expense related to conversion expense was recognized during the period ending March 31, 2002. Without these conversion expenses, data processing expense would have decreased by $94 thousand instead of $32 thousand.

     The Company’s third bank is expected to complete its conversion in April 2002. At that time, all three subsidiary banks will be using the same service bureau for its core data processing, and the same general ledger with the same standard chart of accounts. In addition, all three subsidiary banks will have also converted their item processing to the Company’s majority owned (75%) subsidiary. In addition to the expected future efficiencies and cost savings, management believes this strategy of control over the process will enhance the quality of the service provided the customer.

Provision for Income Taxes

     The income tax provision for the three months ended March 31, 2002 was $342 thousand (an effective rate of 37.2%) compared to $332 thousand (an effective rate of 37.3%) for the same period in 2001.

Liquidity

     Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

     Each of the Company’s subsidiary banks regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Each subsidiary bank’s asset/liability committee (ALCO) provides oversight to the liquidity management process and recommends guidelines, subject to board of director’s approval, and courses of action to address actual and projected liquidity needs.

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

Market Risk

     Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2001 annual report on Form 10-KSB for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2001. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2002. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Shareholders

     None

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  No reports on Form 8-K were filed during the quarter ended March 31, 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.
(Registrant)

Date: May 8, 2002	By: /s/ ERNEST S. PINNER

Ernest S. Pinner
President

Date: May 8, 2002	By: /s/ JAMES J. ANTAL

James J. Antal
Senior Vice President and Chief Financial Officer