Form 10-Q
period 2002-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2002-08-09
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

YES   [X]           NO   [   ]

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	2,825,758

(class)	Outstanding at June 30, 2002

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars)

	As of	As of
	June 30, 2002	December 31, 2001

ASSETS
Cash and due from banks	$17,850	$17,401
Federal funds sold and money market	34,608	18,947
Securities:
Available-for-sale (at market value)	40,766	43,961
Held-to-Maturity (market value of $1,508 at December 31, 2001)	—	1,500
Loans	259,350	244,425
Less allowance for loan losses	(3,257)	(3,076)

Net Loans	256,093	241,349
Premises and equipment	14,912	14,838
Accrued interest receivable	1,695	1,967
Other assets	1,462	1,411

TOTAL ASSETS	$367,386	$341,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand – non-interest bearing	$64,443	$53,698
Demand – interest bearing	44,808	43,229
Savings and money market accounts	79,546	77,010
Time deposits	145,184	134,061

Total deposits	333,981	307,998
Securities sold under agreement to repurchase	4,121	4,598
Accrued expenses and other liabilities	840	961

Total liabilities	338,942	313,557
Minority interest	110	100
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 2,825,758 and 2,818,602 shares issued and outstanding at June 30, 2002 and December 31, 2001 respectively	28	28
Additional paid-in capital	15,497	15,450
Accumulated other comprehensive income	333	520
Retained earnings	12,476	11,719

Total stockholders’ equity	28,334	27,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$367,386	$341,374

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
(in thousands of dollars, except per share data)

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Interest income:
Loans	$4,541	$4,956	$9,137	$9,827
Investment securities	482	836	1,032	1,650
Federal funds sold	164	227	333	553

	5,187	6,019	10,502	12,030

Interest expense:
Deposits	1,659	2,562	3,437	5,271
Securities sold under agreement to repurchase	11	56	21	118

	1,670	2,618	3,458	5,389

Net interest income	3,517	3,401	7,044	6,641
Provision for loan losses	169	141	349	282

Net interest income after loan loss provision	3,348	3,260	6,695	6,359

Other income:
Service charges on deposit accounts	553	539	1,126	1,106
Other service charges and fees	302	153	599	308
Gain on sale of securities	10	—	21	—
Gain (loss) on sale of fixed asset	(2)	—	18	9

	863	692	1,764	1,423

Other expenses:
Salaries, wages and employee benefits	1,611	1,448	3,292	2,832
Occupancy expense	442	390	863	765
Depreciation of premises and equipment	276	227	524	479
Stationary and printing supplies	106	95	190	177
Marketing expenses	49	44	103	105
Data processing expense	378	254	616	523
Legal and professional fees	111	56	181	107
Other expenses	485	480	1,018	947

Total other expenses	3,458	2,994	6,787	5,935
Income before provision for income taxes	753	958	1,672	1,847
Provision for income taxes	291	359	633	690
Minority interest in earnings of subsidiary	—	—	—	—

Net income	$462	$599	$1,039	$1,157

Earnings per share:
Basic	$0.16	$0.21	$0.37	$0.41
Diluted	$0.16	$0.21	$0.36	$0.41
Common shares used in the calculation of earnings per share:
Basic	2,822,423	2,816,006	2,820,625	2,815,939
Diluted	2,878,243	2,839,484	2,871,787	2,829,036

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net Income	$1,039	$1,157
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	349	282
Depreciation of premises and equipment	524	479
Net amortization/accretion of investments securities	47	31
Net deferred origination fees	44	32
Gain on sale of other real estate owned	—	(9)
Gain on sale of fixed asset	(18)	—
Deferred income taxes	1	(2)
Realized gain on sale of available for sale securities	(21)	—
Tax deduction in excess of book deduction on options exercised	9	3
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	272	43
Net change in other assets	123	(226)
Net change in accrued interest payable	(43)	(35)
Net change in accrued expenses and other liabilities	(78)	95

Net cash provided by operating activities	2,248	1,850

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	14,500	2,500
Proceeds from callable investment securities available for sale	1,080	2,035
Proceeds from sales of investment securities available for sale	5,049	1,750
Purchases of investment securities available for sale	(16,227)	(13,555)
Purchases of mortgage back securities available for sale	(2,075)	—
Proceeds from pay-downs of mortgage back securities available for sale	545	198
Proceeds from maturities of investment securities held to maturity	1,500	—
Increase in loans, net of repayments	(15,202)	(18,676)
Purchases of premises and equipment	(649)	(987)
Proceeds from sale of other real estate owned	—	149
Proceeds from sale of fixed asset	69	—

Net cash used in investing activities	(11,410)	(24,586)

Cash flows from financing activities:
Net increase in demand and savings deposits	25,983	17,547
Net increase in other borrowings	(477)	1,155
Stock options exercised	38	9
Net increase in minority interest of subsidiary	10	—
Dividends paid	(282)	(225)

Net cash provided by financing activities	25,272	18,486

Net increase (decrease) in cash and cash equivalents	16,110	(4,250)
Cash and cash equivalents, beginning of period	36,348	33,584

Cash and cash equivalents, end of period	$52,458	$29,334

Supplemental schedule of noncash transactions:
Market value adjustment- securities available-for-sale
Market value adjustments- securities	$297	$599
Deferred income tax liability	(110)	(225)

Unrealized gain on securities available-for-sale	$187	$374

Transfer of loan to other real estate owned	$65	—

Cash paid during the period for:
Interest	$3,501	$5,425

Income taxes	$891	$875

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

     C. S. Processing, Inc. is a majority owned (75%) subsidiary of the Company. The three wholly owned subsidiary banks of the Company each own 25%, and the remaining 25% is owned by a minority shareholder, another bank. The Company’s investment in the subsidiary to date is $330,000 and the minority shareholder contributed $110,000. C. S. Processing processes checks and renders statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for Centerstate Bank (see note 6 below, merger with Centerstate Bank). Operations began during July 2001. The Company’s last subsidiary bank converted in April 2002. The subsidiary operates on a break-even basis. Its operating expenses are charged to each bank as fees based on the bank’s usage.

NOTE 2:     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended June 30,

	2002			2001

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS
Net earnings available To common Shareholders	$462	2,822,423	$0.16	$599	2,816,006	$0.21

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	$0	55,820		$0	23,478

Diluted EPS
Net earnings available to common shareholders and assumed Conversions	$462	2,878,243	$0.16	$599	2,839,484	$0.21

	For the six months ended June 30,

	2002			2001

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS
Net earnings available to common Shareholders	$1,039	2,820,625	$0.37	$1,157	2,815,939	$0.41

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	$0	51,162		$0	13,097

Diluted EPS
Net earnings available to common shareholders and assumed Conversions	$1,039	2,871,787	$0.36	$1,157	2,829,036	$0.41

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

     The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Six months ended

	Jun 30, 2002	Jun 30, 2001	Jun 30, 2002	Jun 30, 2001

Net income	$462	$599	$1,039	$1,157
Other comprehensive income, net of tax:
Unrealized holding (loss) gain arising during the period	63	50	(200)	374
Add: reclassified adjustments for gains included in net income, net of income taxes of $4 and $8 for the three and six month periods ended June 30, 2002	6	—	13	—

Other comprehensive income (loss), net of tax	69	50	(187)	374

Comprehensive income	$531	$649	$852	$1,531

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

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and may be identified by terminology such as “may,’’ “will,’’ “should,’’ “expects,’’ “scheduled,’’ “plans,’’ “intends’’, “anticipates,’’ “believes,’’ “estimates,’’ “potential,’’ or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the factors described throughout this report. We cannot be assured that future results, levels of activity, performance or goals will be achieved.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2002 AND DECEMBER 31, 2001

Overview

     Total assets of the Company were $367.4 million as of June 30, 2002, compared to $341.4 million at December 31, 2001, an increase of $26 million or 7.6%. This increase was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal funds sold and money market

     Federal funds sold and money market was $34.6 million at June 30, 2002 as compared to $18.9 million at December 31, 2001, an increase of $15.7 million or 83%. The Company has increased federal funds sold and money market, primarily due to the relatively low rate of yields offered on short term U.S. Treasury and government agency securities.

Investment securities

     Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $40.8 million at June 30, 2002 compared to $44.0 million at December 31, 2001, a decrease of $3.2 million or 7.3%. These securities have been recorded at market value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. The U.S. governmental agency security that was classified as held-to-maturity at December 31, 2001 ($1.5 million) matured during February 2002. As of June 30, 2002, the Company does not own any investments classified as held-to-maturity.

Loans

     Total gross loans were $259.8 million at June 30, 2002, compared to $244.9 million at December 31, 2001, an increase of $14.9 million or 6.1%. For the same period, real estate loans increased by $15.8 million or 8.3%, commercial loans increased by $1.9 million or 6.0%, and all other loans including consumer loans decreased by $2.8 million or 12%. Total loans net of unearned fees and allowance for loan losses were $256.1 million at June 30, 2002, compared to $241.3 million at December 31, 2001, an increase of $14.8 million or 6.1%.

     The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	June 30,	Dec 31,
	2002	2001

Real Estate Loans
Residential	$95,631	$84,033
Commercial	94,639	88,711
Construction	16,260	17,917

Total Real Estate	206,530	190,661
Commercial	32,766	30,900
Other	20,530	23,295

Gross Loans	259,826	244,856
Unearned fees	(476)	(431)

Total loans net of unearned fees	259,350	244,425
Allowance for loan losses	(3,257)	(3,076)

Total loans net of unearned fees and allowance for loan losses	$256,093	$241,349

Credit quality and allowance for loan losses

     The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At June 30, 2002, the allowance for loan losses was $3.3 million or 1.26% of total loans outstanding, compared to $3.1 million or 1.26%, at December 31, 2001.

     The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Six month period end June 30,

	2002	2001

Allowance at beginning of period	$3,076	$2,730
Charge-offs
Commercial Loans	21	—
Real Estate Loans	127	62
Consumer Loans	42	66

Total charge-offs	190	128
Recoveries
Commercial Loans	1	3
Real Estate Loans	3	19
Consumer Loans	18	15

Total Recoveries	22	37
Net charge-offs (recoveries)	168	91
Provision for loan losses	349	282

Allowance at end of period	$3,257	$2,921

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

     The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	June 30	Dec 31
	2002	2001

Non-Accrual Loans	$117	$580
Accruing Loans Past Due over 90 days	178	64
Other Real Estate Owned	65	—
Repossessed assets other than real estate	25	15

Total Non-Performing Assets	$385	$659

As a Percent of Total Assets	0.10%	0.19%

Allowance for Loan Losses	$3,257	$3,076

Allowance for loan losses to non performing loans	846%	467%

     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of June 30, 2002, management believes that its allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

     Bank premises and equipment was $14.9 million at June 30, 2002 compared to $14.8 million at December 31, 2001, an increase of $0.1 million or 0.7%.

     C. S. Processing, Inc.

     C. S. Processing, Inc. is a majority owned (75%) subsidiary of the Company. The three wholly owned subsidiary banks of the Company each own 25%, and the remaining 25% is owned by Centerstate Bank (see merger note 6, below). At June 30, 2002, the Company’s investment in the subsidiary to date was $330,000 and Centerstate Bank contributed $110,000. C. S. Processing processes checks and renders statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for Centerstate Bank. Operations began during July 2001. The last subsidiary bank to convert did so in April 2002.

Deposits

     Total deposits were $334 million at June 30, 2002, compared to $308 million at December 31, 2001, an increase of $26 million or 8.4%. During the six month period ended June 30, 2002, demand deposits increased by $10.8 million (20.0%), NOW deposits increased by $1.6 million (3.7%), savings and money market accounts increased by $2.5 million (3.2%), and time deposits increased by $11.1 million (8.3%).

Repurchase agreements

     The Company enters into agreements to repurchase securities under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. These short-term borrowings totaled $4.1 million at June 30, 2002 compared to $4.6 million at December 31, 2001, a decrease of $0.5 million, or 10.9%.

Stockholders’ equity

     Shareholders’ equity at June 30, 2002, was $28.3 million, or 7.7% of total assets, compared to $27.7 million, or 8.1% of total assets at December 31, 2001. The increase in stockholders’ equity was due to year-to-date net income ($1.039 million) and stock options exercised ($47 thousand) less dividends paid ($282 thousand), and a net decrease in the market value of securities available for sale, net of deferred taxes ($187 thousand). The Company paid a dividend of $0.05 per share on March 29, 2002 to shareholders of record as of the close of business on March 15, 2002, and $0.05 per share on June 28, 2002 to shareholders of record as of the close of business on June 14, 2002.

     The Comptroller of the Currency has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2002, each of the Company’s three subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

     Selected consolidated capital ratios at June 30, 2002 and December 31, 2001 are presented in the table below.

	Actual		Well capitalized		Excess

	Amount	Ratio	Amount	Ratio	Amount

June 30, 2002
Total capital (to risk weighted assets)	$30,921	12.4%	$24,980	> 10%	$5,941
Tier 1 capital (to risk weighted assets)	27,797	11.1%	14,988	> 6%	12,809
Tier 1 capital (to average assets)	27,797	7.6%	18,190	> 5%	9,607
December 31, 2001
Total capital (to risk weighted assets)	$29,805	12.8%	$23,358	> 10%	$6,447
Tier 1 capital (to risk weighted assets)	26,883	11.5%	14,015	> 6%	12,868
Tier 1 capital (to average assets)	26,883	7.9%	17,033	> 5%	9,850

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

Overview

     Net income for the three months ended June 30, 2002 was $462 thousand or $0.16 per share basic and $0.16 per share diluted, compared to $599 thousand or $0.21 per share basic and $0.21 per share diluted for the same period in 2001. Data processing conversion expenses of approximately $234 thousand (approximately $146 thousand net of tax) was recognized during this period. If not for these data processing conversion expenses, net income would have been approximately $608 thousand or $0.22 per share basic and $0.21 per share diluted. Data processing conversion expense is discussed below under the topic of non interest expenses.

     The return on average equity (“ROE”), calculated on an annualized basis, for the three month period ended June 30, 2002 was 6.60%, as compared to 9.05% for the same period in 2001.

Net interest income/margin

     Net interest income increased $116 thousand or 3.4% to $3.517 million during the three month period ended June 30, 2002 compared to $3.401 million for the same period in 2001. The $116 thousand increase was the result of a $832 thousand decrease in interest income and a $948 thousand decrease in interest expense.

     Interest earning assets averaged $334.4 million during the three month period ended June 30, 2002 as compared to $304.3 million for the same period in 2001, an increase of $30.1 million, or 9.9%. The yield on average interest earning assets decreased 1.70% to 6.21% during the three month period ended June 30, 2002, compared to 7.91% for the same period in 2001. The combined net effects of the $30.1 million increase in average interest earning assets and the 1.70% decrease in yield on average interest earning assets resulted in the $832 thousand decrease in interest income between the two periods.

     Interest bearing liabilities averaged $273.7 million during the three month period ended June 30, 2002 as compared to $252.2 million for the same period in 2001, an increase of $21.5 million, or 8.5%. The cost of average interest bearing liabilities decreased 1.71% to 2.44% during the three month period ended June 30, 2002, compared to 4.15% for the same period in 2001. The combined net effects of the $21.5 million increase in average interest bearing liabilities and the 1.71% decrease in cost on average interest bearing liabilities resulted in the $948 thousand decrease in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2002 and 2001 (in thousands of dollars).

	Three months ended June 30,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rate	Balance	Inc/Exp	Rate

Loans (1) (2)	$255,403	$4,541	7.11%	$224,680	$4,956	8.82%
Securities (3)	78,956	646	3.27%	79,641	1,063	5.34%

Total Earning Assets	334,359	5,187	6.21%	304,321	6,019	7.91%
Allowance for loan losses	(3,292)			(2,868)
All other assets	32,933			28,875

Total Assets	$364,000			$330,328

Deposits (4)	269,614	1,659	2.46%	246,488	2,562	4.16%
Borrowings	4,044	11	1.09%	5,705	56	3.93%

Total Interest Bearing Liabilities	273,658	1,670	2.44%	252,193	2,618	4.15%
Demand deposits	60,935			50,793
Other liabilities	1,280			869
Minority shareholder interest	109			—
Shareholders’ Equity	28,018			26,473

Total Liabilities and Shareholders’ Equity	$364,000			$330,328

Net Interest Spread (5)			3.77%			3.76%

Net Interest Income		$3,517			$3,401

Net Interest Margin (6)			4.21%			4.47%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $48 thousand and $260 thousand for the three month periods ended June 30, 2002 and 2001.
Note 3:	Includes securities available-for-sale, securities held-to-maturity, federal funds sold and money market.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 6:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

     The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $169 thousand for the three month period ended June 30, 2002 compared to $141 thousand for the same period in 2001. The increase was primarily due to the increase in the loan portfolio.

Non-interest income

     Non-interest income for the three months ended June 30, 2002 increased $171 thousand, or 24.7%, to $863 thousand, compared to $692 thousand for the same period in 2001. A portion of the increase ($14 thousand) related to deposit account service charges. Item processing fees, net of inter-company fees (C. S. Processing,Inc. commenced operations in July 2001) increased by $16 thousand. Securities were sold resulting in a gain of $10 thousand. Commissions earned through “Money Concepts” (sale of mutual funds and annuities) increased approximately $35 thousand. The largest portion of the increase ($96 thousand) was related to other service charges and miscellaneous items. Non-interest income (annualized) as a percentage of total average assets was 0.95% for the three months ended June 30, 2002, compared to 0.84% for the same period in 2001.

Non-interest expense

     Non-interest expense for the three months ended June 30, 2002 increased $464 thousand, or 15.5%, to $3.458 million, compared to $2.994 million for the same period in 2001. Salaries and employee benefits increased by $163 thousand (11.3%), occupancy and depreciation expenses increased by $101 thousand (16.4%), data processing expenses (includes item processing and conversion expenses) increased by $124 thousand (48.8%), and all remaining expenses together resulted in an increase of $76 thousand (11.1%).

     A new branch opened in September 2001, which contributed to higher salaries/employee benefits, data processing expense, and occupancy expenses.

     The Company’s new subsidiary, C. S. Processing opened in July 2001, which contributed to higher salaries/employee benefits and occupancy expenses. Because this function is now performed in house, data processing expense (exclusive of conversion expenses) decreased, and salary/employee benefits and occupancy expenses increased. The effect of the decrease in data processing was not apparent due to conversion expenses recognized by two of our three banks. The conversion expense relates to the conversion to a new core data processing service bureau. Approximately $234 thousand of data processing expense related to conversion expense was recognized during the three month period ending June 30, 2002. Without these conversion expenses, data processing expense would have decreased by $110 thousand instead of increase by $124 thousand.

     All three of the Company’s subsidiary banks have now completed their conversions as of April 2002. All three are now using the same service bureau for its core data processing, and the same general ledger with the same standard chart of accounts. In addition, all three subsidiary banks have also converted their item processing to the Company’s majority owned (75%) subsidiary. In addition to the expected future efficiencies and cost savings, management believes this strategy of control over the process will enhance the quality of the service provided the customer. Centestate Bank is currently using the same service bureau for its core data processing. Management does not expect to incur any significant additional data processing conversion expenses with regard to the proposed merger with Centerstate Bank.

Provision for income taxes

     The income tax provision for the three months ended June 30, 2002 was $291 thousand (an effective rate of 38.6%) compared to $359 thousand (an effective rate of 37.5%) for the same period in 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

Overview

     Net income for the six months ended June 30, 2002 was $1.039 million or $0.37 per share basic and $0.36 per share diluted, compared to $1.157 million or $0.41 per share basic and $0.41 per share diluted for the same period in 2001. Data processing conversion expenses of approximately $296 thousand (approximately $185 thousand net of tax) was recognized during this period. If not for these data processing conversion expenses, net income would have been approximately $1.224 million or $0.43 per share basic and $0.43 per share diluted. Data processing conversion expense is discussed below under the topic of non interest expenses.

     The return on average equity (“ROE”), calculated on an annualized basis, for the six month period ended June 30, 2002 was 7.41%, as compared to 8.92% for the same period in 2001.

Net interest income/margin

     Net interest income increased $403 thousand or 6.1% to $7.044 million during the six month period ended June 30, 2002 compared to $6.641 million for the same period in 2001. The $403 thousand increase was the result of a $1.528 million decrease in interest income and a $1.931 million decrease in interest expense.

     Interest earning assets averaged $330.7 million during the six month period ended June 30, 2002 as compared to $299.5 million for the same period in 2001, an increase of $31.2 million, or 10.4%. The yield on average interest earning assets decreased 1.68% to 6.35% during the six month period ended June 30, 2002, compared to 8.03% for the same period in 2001. The combined net effects of the $31.2 million increase in average interest earning assets and the 1.68% decrease in yield on average interest earning assets resulted in the $1.528 million decrease in interest income between the two periods.

     Interest bearing liabilities averaged $273.3 million during the six month period ended June 30, 2002 as compared to $250.0 million for the same period in 2001, an increase of $23.3 million, or 9.3%. The cost of average interest bearing liabilities decreased 1.78% to 2.53% during the six month period ended June 30, 2002, compared to 4.31% for the same period in 2001. The combined net effects of the $23.3 million increase in average interest bearing liabilities and the 1.78% decrease in cost on average interest bearing liabilities resulted in the $1.931 million decrease in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2002 and 2001 (in thousands of dollars).

	Six months ended June 30,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rate	Balance	Inc/Exp	Rate

Loans (1) (2)	$251,594	$9,137	7.26%	$219,790	$9,827	8.94%
Securities (3)	79,087	1,365	3.45%	79,707	2,203	5.53%

Total Earning Assets	330,681	10,502	6.35%	299,497	12,030	8.03%
Allowance for loan losses	(3,215)			(2,834)
All other assets	34,569			29,012

Total Assets	$362,035			$325,675

Deposits (4)	269,121	3,437	2.55%	244,790	5,271	4.31%
Borrowings	4,151	21	1.01%	5,234	118	4.51%

Total Interest Bearing Liabilities	273,272	3,458	2.53%	250,024	5,389	4.31%
Demand deposits	59,486			48,754
Other liabilities	1,111			951
Minority shareholder interest	105			—
Shareholders’ Equity	28,061			25,946

Total Liabilities and Shareholders’ Equity	$362,035			$325,675

Net Interest Spread (5)			3.82%			3.72%

Net Interest Income		$7,044			$6,641

Net Interest Margin (6)			4.26%			4.43%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $234 thousand and $442 thousand for the six month periods ended June 30, 2002 and 2001.
Note 3:	Includes securities available-for-sale, securities held-to-maturity, federal funds sold and money market.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 6:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

     The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $349 thousand for the six month period ended June 30, 2002 compared to $282 thousand for the same period in 2001. The increase was primarily due to the increase in the loan portfolio.

Non-interest income

     Non-interest income for the six months ended June 30, 2002 increased $341 thousand, or 24.0%, to $1.764 million, compared to $1.423 million for the same period in 2001. A portion of the increase ($20 thousand) related to deposit account service charges. Item processing fees, net of inter-company fees (C. S. Processing,Inc. commenced operations in July 2001) increased by $37 thousand. A strip of unused land next to one of the Company’s branches was sold resulting in a $20 thousand gain on the sale. Securities were sold resulting in a gain of $21 thousand. Commissions earned through “Money Concepts” (sale of mutual funds and annuities) increased approximately $75 thousand. The largest portion of the increase ($168 thousand) was related to other service charges and miscellaneous items. Non-interest income (annualized) as a percentage of total average assets was 0.97% for the six months ended June 30, 2002, compared to 0.87% for the same period in 2001.

Non-interest expense

     Non-interest expense for the six months ended June 30, 2002 increased $852 thousand, or 14.4%, to $6.787 million, compared to $5.935 million for the same period in 2001. Salaries and employee benefits increased by $460 thousand (16.2%), occupancy and depreciation expenses increased by $143 thousand (11.5%), data processing expenses (includes item processing and conversion expenses) increased by $93 thousand (17.8%), and all remaining expenses together resulted in an increase of $156 thousand (11.7%).

     A new branch opened in September 2001, which contributed to higher salaries/employee benefits, data processing expense, and occupancy expenses.

     The Company’s new subsidiary, C. S. Processing opened in July 2001, which contributed to higher salaries/employee benefits and occupancy expenses. Because this function is now performed in house, data processing expense decreased (exclusive of conversion expenses), and salary/employee benefits and occupancy expenses increased. The effect of the decrease in data processing was not apparent due to conversion expenses recognized by two of our three banks. The conversion expense relates to the conversion to a new core data processing service bureau. Approximately $296 thousand of data processing expense related to conversion expense was recognized during the six month period ending June 30, 2002. Without these conversion expenses, data processing expense would have decreased by $203 thousand instead of increase by $93 thousand.

     All three of the Company’s subsidiary banks have now completed their conversions as of April 2002. All three are now using the same service bureau for its core data processing, and the same general ledger with the same standard chart of accounts. In addition, all three subsidiary banks have also converted their item processing to the Company’s majority owned (75%) subsidiary. In addition to the expected future efficiencies and cost savings, management believes this strategy of control over the process will enhance the quality of the service provided the customer.

Provision for income taxes

     The income tax provision for the six months ended June 30, 2002 was $633 thousand (an effective rate of 37.9%) compared to $690 thousand (an effective rate of 37.4%) for the same period in 2001.

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

Market Risk

     Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2001 annual report on Form 10-KSB for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2001. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2002. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Shareholders

At the April 23, 2002 annual shareholders’ meeting, the Company’s shareholders reelected all the Company’s Directors and ratified KPMG LLP as the Company’s independent auditors

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

On April 16, 2002, the Company filed a Form 8-K announcing its intent to merge with CenteState Bank of Florida.

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTIFICATION

     Each of the undersigned do hereby certify that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Issuer.

CENTERSTATE BANKS OF FLORIDA, INC.
(Registrant)

Date:	August 8, 2002	By:	/s/ JAMES H. WHITE

James H. White Chief Executive Officer

Date:	August 8, 2002	By:	/s/ ERNEST S. PINNER

Ernest S. Pinner President

Date:	August 8, 2002	By:	/s/ JAMES J. ANTAL

James J. Antal Senior Vice President and Chief Financial Officer