Form 10-Q
period 2002-09-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2002-11-06
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	2,825,758

(class)	Outstanding at September 30, 2002

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars)

	As of	As of
ASSETS	September 30, 2002	December 31, 2001

Cash and due from banks	$18,391	$17,401
Federal funds sold and money market	43,282	18,947
Securities:
Available-for-sale (at market value)	32,899	43,961
Held-to-Maturity (market value of $1,508 at December 31, 2001)	—	1,500
Loans	270,549	244,425
Less allowance for loan losses	(3,387)	(3,076)

Net Loans	267,162	241,349
Premises and equipment, net	15,071	14,838
Accrued interest receivable	1,458	1,967
Other assets	1,447	1,411

TOTAL ASSETS	$379,710	$341,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$68,073	$53,698
Demand — interest bearing	45,378	43,229
Savings and money market accounts	85,351	77,010
Time deposits	146,819	134,061

Total deposits	345,621	307,998
Securities sold under agreement to repurchase	4,090	4,598
Accrued expenses and other liabilities	1,017	961

Total liabilities	350,728	313,557
Minority interest	120	100

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 2,825,758 and 2,818,602 shares issued and outstanding at September 30, 2002 and December 31, 2001 respectively	28	28
Additional paid-in capital	15,497	15,450
Accumulated other comprehensive income	316	520
Retained earnings	13,021	11,719

Total stockholders’ equity	28,862	27,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$379,710	$341,374

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
(in thousands of dollars, except per share data)

	Three months ended		Nine months ended

	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001

Interest income:
Loans	$4,642	$4,964	$13,779	$14,791
Investment securities	400	818	1,432	2,468
Federal funds sold and money market	197	142	530	695

	5,239	5,924	15,741	17,954

Interest expense:
Deposits	1,688	2,351	5,125	7,622
Securities sold under agreement to repurchase	11	47	32	165

	1,699	2,398	5,157	7,787

Net interest income	3,540	3,526	10,584	10,167

Provision for loan losses	145	156	494	438

Net interest income after loan loss provision	3,395	3,370	10,090	9,729

Other income:
Service charges on deposit accounts	647	579	1,773	1,686
Other service charges and fees	285	189	884	497
Gain on sale of securities	—	—	21	—
Gain (loss) on sale of fixed asset	(12)	—	6	9

	920	768	2,684	2,192

Other expenses:
Salaries, wages and employee benefits	1,650	1,533	4,942	4,365
Occupancy expense	435	383	1,298	1,148
Depreciation of premises and equipment	293	299	817	778
Stationary, printing and supplies	94	81	284	258
Marketing expenses	33	41	136	146
Data processing expense	126	251	742	774
Legal and professional fees	83	55	264	162
Other expenses	535	465	1,553	1,413

Total other expenses	3,249	3,108	10,036	9,044

Income before provision for income taxes	1,066	1,030	2,738	2,877
Provision for income taxes	380	384	1,013	1,075
Minority interest in earnings of subsidiary	—	—	—	—

Net income	$686	$646	$1,725	$1,802

Earnings per share:
Basic	$0.24	$0.23	$0.61	$0.64
Diluted	$0.24	$0.23	$0.60	$0.63
Common shares used in the calculation of earnings per share:
Basic	2,825,758	2,818,437	2,822,355	2,816,781
Diluted	2,879,705	2,858,750	2,879,170	2,847,591

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net Income	$1,725	$1,802
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	494	438
Depreciation of premises and equipment	817	778
Net amortization/accretion of investments securities	89	41
Net deferred origination fees	63	57
Gain on sale of other real estate owned	—	(9)
Gain on sale of fixed asset	(6)	—
Realized gain on sale of available for sale securities	(21)	—
Tax deduction in excess of book deduction on options exercised	9	7
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	509	184
Net change in other assets	150	(417)
Net change in accrued interest payable	(24)	(88)
Net change in accrued expenses and other liabilities	80	228

Net cash provided by operating activities	3,885	3,021

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	23,500	10,500
Proceeds from callable investment securities available for sale	2,155	2,035
Proceeds from sales of investment securities available for sale	5,049	1,750
Purchases of investment securities available for sale	(17,227)	(17,581)
Purchases of mortgage back securities available for sale	(4,074)	—
Proceeds from pay-downs of mortgage back securities available for sale	1,266	425
Proceeds from maturities of investment securities held to maturity	1,500	2,000
Increase in loans, net of repayments	(26,435)	(25,351)
Purchases of premises and equipment	(1,125)	(1,848)
Proceeds from sale of other real estate owned	—	149
Proceeds from sale of fixed asset	81	—

Net cash used in investing activities	(15,310)	(27,921)

Cash flows from financing activities:
Net increase in deposits	37,623	21,241
Net (decrease) increase in other borrowings	(508)	778
Stock options exercised	38	17
Net increase in minority interest of subsidiary	20	100
Dividends paid	(423)	(366)

Net cash provided by financing activities	36,750	21,770

Net increase (decrease) in cash and cash equivalents	25,325	(3,130)
Cash and cash equivalents, beginning of period	36,348	33,584
Cash and cash equivalents, end of period	$61,673	$30,454

Supplemental schedule of noncash transactions:
Market value adjustment- securities available-for-sale Market value adjustments-securities	$(325)	$834
Deferred income tax asset (liability)	121	(313)

Unrealized (loss) gain on securities available-for-sale	$(204)	$521

Transfer of loan to other real estate owned	$65	—

Cash paid during the period for:
Interest	$5,182	$7,875

Income taxes	$1,268	$1,215

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

     C.S. Processing, Inc. is a majority owned (75%) subsidiary of the Company. The three wholly owned subsidiary banks of the Company each own 25%, and the remaining 25% is owned by CenterState Bank of Florida (“CenterState Bank”). The Company’s investment in the subsidiary to date is $360,000 and CenterState Bank contributed $120,000. C. S. Processing processes checks and renders statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for Centerstate Bank (see Note 6 below, merger with Centerstate Bank). Operations began during July 2001. The Company’s last subsidiary bank converted in April 2002. C. S. Processing operates on a break-even basis. Its operating expenses are charged to each bank as fees based on the bank’s usage.

NOTE 2: Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

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

		For the three months ended September 30,

		2002			2001

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS
Net earnings available To common Shareholders	$686	2,825,758	$0.24	$646	2,818,437	$0.23

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	$0	53,947		$0	40,313

Diluted EPS Net earnings available to common shareholders and assumed Conversions	$686	2,879,705	$0.24	$646	2,858,750	$0.23

		For the nine months ended September 30,

		2002			2001

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS
Net earnings available to common Shareholders	$1,725	2,822,355	$0.61	$1,802	2,816,781	$0.64

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	$0	56,815		$0	30,810

Diluted EPS
Net earnings available to common shareholders and assumed Conversions	$1,725	2,879,170	$0.61	$1,802	2,847,591	$0.63

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

     The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Nine months ended

	Sep 30, 2002	Sep 30, 2001	Sep 30, 2002	Sep 30, 2001

Net income	$686	$646	$1,725	$1,802
Other comprehensive income, net of tax:
Unrealized holding (loss) gain arising during the period	(17)	144	(217)	521
Add: reclassified adjustments for gains included in net income, net of income taxes of $8 for the nine month period ended September 30, 2002	—	—	13	—

Other comprehensive income (loss), net of tax	(17)	144	(204)	521

Comprehensive income	$669	$790	$1,521	$2,323

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the impact of adopting the provisions of SFAS No. 146 to significantly impact the financial position or results of operations of the Company.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, and SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of this Statement are effective on or after October 1, 2002. Management does not expect the impact of adopting the provisions of SFAS No. 147 to significantly impact the financial position or results of operations of the Company.

NOTE 6: Merger

     On April 16, 2002, the Company announced that a letter of intent was signed with CenterState Bank (a non publicly traded commercial bank). The Company will acquire CenterState Bank in a stock and cash transaction. Shareholders of CenterState Bank will receive $2.40 cash and 0.53631 share of the Company’s common stock for each share of common stock of CenterState Bank, subject to possible adjustment as set forth in the merger agreement. The Company will account for this transaction using the purchase method of accounting.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and include statements containing terminology such as ``may,’’ ``will,’’ ``should,’’ ``expects,’’ ``scheduled,’’ ``plans,’’ ``intends’’, ``anticipates,’’ ``believes,’’ ``estimates,’’ ``potential,’’ or ``continue” or the negative of such terms or other comparable terminology. Actual events or results may differ materially from the results anticipated in these forward looking statements, due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and the level and composition of deposits, loan demand, and the values of loan collateral; and the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company’s market area and elsewhere. All forward looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward looking statements, whether as a result of new information, future events or otherwise. There is no assurance that future results, levels of activity, performance or goals will be achieved.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Overview

     Total assets of the Company were $379.7 million as of September 30, 2002, compared to $341.4 million at December 31, 2001, an increase of $38.3 million or 11.2%. This increase was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal funds sold and money market accounts

     Federal funds sold and money market accounts was $43.3 million at September 30, 2002 as compared to $18.9 million at December 31, 2001, an increase of $24.4 million or 129%. The Company has increased federal funds sold and money market, primarily due to the relatively low rate of yields offered on short term U.S. Treasury and government agency securities.

Investment securities

     Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $32.9 million at September 30, 2002 compared to $44.0 million at December 31, 2001, a decrease of $11.1 million or 25.2%. These securities have been recorded at market value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. The U.S. governmental agency security that was classified as held-to-maturity at December 31, 2001 ($1.5 million) matured during February 2002. As of September 30, 2002, the Company does not own any investments classified as held-to-maturity.

Loans

     Total gross loans were $271.0 million at September 30, 2002, compared to $244.9 million at December 31, 2001, an increase of $26.1 million or 10.7%. For the same period, real estate loans increased by $24.4 million or 12.8%, commercial loans increased by $3.0 million or 9.7%, and all other loans including consumer loans decreased by $1.2 million or 5.2%. Total loans net of unearned fees and allowance for loan losses were $267.2 million at September 30, 2002, compared to $241.3 million at December 31, 2001, an increase of $25.9 million or 10.7%.

     The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30,	Dec 31,
	2002	2001

Real Estate Loans
Residential	$99,799	$84,033
Commercial	98,017	88,711
Construction	17,297	17,917

Total Real Estate	215,113	190,661

Commercial	33,864	30,900
Other	22,066	23,295

Gross Loans	271,043	244,856

Unearned fees	(494)	(431)

Total loans net of unearned fees	270,549	244,425
Allowance for loan losses	(3,387)	(3,076)

Total loans net of unearned fees and allowance for loan losses	$267,162	$241,349

Credit quality and allowance for loan losses

     The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At September 30, 2002, the allowance for loan losses was $3.4 million or 1.25% of total loans outstanding, compared to $3.1 million or 1.26%, at December 31, 2001.

     The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Nine month period end Sept 30,

	2002	2001

Allowance at beginning of period	$3,076	$2,730
Charge-offs
Commercial Loans	21	—
Real Estate Loans	128	84
Consumer Loans	58	101

Total charge-offs	207	185

Recoveries
Commercial Loans	1	4
Real Estate Loans	3	28
Consumer Loans	20	19

Total Recoveries	24	51

Net charge-offs (recoveries)	183	134
Provision for loan losses	494	438

Allowance at end of period	$3,387	$3,034

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

     The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Sept 30	Dec 31
	2002	2001

Non-Accrual Loans	$384	$580
Accruing Loans Past Due over 90 days	606	64
Other Real Estate Owned	65	—
Repossessed assets other than real estate	17	15

Total Non-Performing Assets	$1,072	$659

As a Percent of Total Assets	0.28%	0.19%

Allowance for Loan Losses	$3,387	$3,076

Allowance for loan losses to non performing loans	316%	467%

     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of September 30, 2002, management believes that its allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

     Bank premises and equipment was $15.1 million at September 30, 2002 compared to $14.8 million at December 31, 2001, an increase of $0.3 million or 2%.

C. S. Processing, Inc.

     C.S. Processing, Inc. is a majority owned (75%) subsidiary of the Company. The three wholly owned subsidiary banks of the Company each own 25%, and the remaining 25% is owned by Centerstate Bank (see Merger Note 6). At September 30, 2002, the Company’s investment in the subsidiary to date was $360,000 and Centerstate Bank contributed $120,000. C. S. Processing processes checks and renders statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for Centerstate Bank. Operations began during July 2001. The last subsidiary bank to convert did so in April 2002.

Deposits

     Total deposits were $345.6 million at September 30, 2002, compared to $308.0 million at December 31, 2001, an increase of $37.6 million or 12.2%. During the nine month period ended September 30, 2002, demand deposits increased by $14.4 million (26.8%), NOW deposits increased by $2.2 million (5.1%), savings and money market accounts increased by $8.3 million (10.9%), and time deposits increased by $12.7 million (9.5%).

Repurchase agreements

     The Company enters into agreements to repurchase securities under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. These short-term borrowings totaled $4.1 million at September 30, 2002 compared to $4.6 million at December 31, 2001, a decrease of $0.5 million, or 10.9%.

Stockholders’ equity

     Shareholders’ equity at September 30, 2002, was $28.862 million, or 7.6% of total assets, compared to $27.717 million, or 8.1% of total assets at December 31, 2001. The increase in stockholders’ equity was due to year-to-date net income ($1.725 million) and stock options exercised ($47 thousand) less dividends paid ($423 thousand), and a net decrease in the market value of securities available for sale, net of deferred taxes ($204 thousand). The Company paid dividends of $0.05 per share on March 29, 2002, June 28, 2002 and September 30, 2002.

     The Comptroller of the Currency has established risk-based capital requirements for national banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2002, each of the Company’s three subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

     Selected consolidated capital ratios at September 30, 2002 and December 31, 2001 are presented in the table below.

	Actual		Well capitalized			Excess

	Amount	Ratio	Amount	Ratio		Amount

September 30, 2002
Total capital (to risk weighted assets)	$31,606	12.2%	$26,008	>	10%	$5,598
Tier 1 capital (to risk weighted assets)	28,353	10.9%	15,605	>	6%	12,748
Tier 1 capital (to average assets)	28,353	7.6%	18,612	>	5%	9,741

December 31, 2001
Total capital (to risk weighted assets)	$29,805	12.8%	$23,358	>	10%	$6,447
Tier 1 capital (to risk weighted assets)	26,883	11.5%	14,015	>	6%	12,868
Tier 1 capital (to average assets)	26,883	7.9%	17,033	>	5%	9,850

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Overview

     Net income for the three months ended September 30, 2002 was $686 thousand or $0.24 per share basic and diluted, compared to $646 thousand or $0.23 per share basic and diluted for the same period in 2001.

     The return on average equity (“ROE”), calculated on an annualized basis, for the three month period ended September 30, 2002 was 9.53%, as compared to 9.64% for the same period in 2001.

Net interest income/margin

     Net interest income increased $14 thousand or 0.4% to $3.540 million during the three month period ended September 30, 2002 compared to $3.526 million for the same period in 2001. The $14 thousand increase was the result of a $685 thousand decrease in interest income and a $699 thousand decrease in interest expense.

     Interest earning assets averaged $344.2 million during the three month period ended September 30, 2002 as compared to $305.7 million for the same period in 2001, an increase of $38.5 million, or 12.6%. The yield on average interest earning assets decreased 1.66% to 6.09% during the three month period ended September 30, 2002, compared to 7.75% for the same period in 2001. The combined net effects of the $38.5 million increase in average interest earning assets and the 1.66% decrease in yield on average interest earning assets resulted in the $685 thousand decrease in interest income between the two periods.

     Interest bearing liabilities averaged $279.1 million during the three month period ended September 30, 2002 as compared to $254.1 million for the same period in 2001, an increase of $25.0 million, or 9.8%. The cost of average interest bearing liabilities decreased 1.34% to 2.44% during the three month period ended September 30, 2002, compared to 3.78% for the same period in 2001. The combined net effects of the $25.0 million increase in average interest bearing liabilities and the 1.34% decrease in cost on average interest bearing liabilities resulted in the $699 thousand decrease in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2002 and 2001 (in thousands of dollars).

		Three months ended September 30,

		2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

Loans (1) (2)	$264,860	$4,642	7.01%	$231,739	$4,964	8.57%
Securities (3)	79,346	597	3.01%	73,965	960	5.19%

Total Earning Assets	344,206	5,239	6.09%	305,704	5,924	7.75%
Allowance for loan losses	(3,311)			(2,963)
All other assets	31,533			31,514

Total Assets	$372,428			$334,255

Deposits (4)	274,665	1,688	2.46%	248,630	2,351	3.78%
Borrowings	4,408	11	1.00%	5,462	47	3.44%

Total Interest Bearing Liabilities	279,073	1,699	2.44%	254,092	2,398	3.78%
Demand deposits	63,506			52,234
Other liabilities	959			1,137
Minority shareholder interest	111			—
Shareholders’ Equity	28,779			26,792

Total Liabilities and Shareholders’ Equity	$372,428			$334,255

Net Interest Spread (5)			3.65%			3.98%

Net Interest Income		$3,540			$3,526

Net Interest Margin (6)			4.11%			4.61%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $43 thousand and $263 thousand for the three month periods ended September 30, 2002 and 2001.
Note 3:	Includes securities available-for-sale, securities held-to-maturity, federal funds sold and money market.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 6:	Represents net interest income (annualized) divided by total interest earning assets.

Provision for loan losses

     The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $145 thousand for the three month period ended September 30, 2002 compared to $156 thousand for the same period in 2001.

Non-interest income

     Non-interest income for the three months ended September 30, 2002 increased $152 thousand, or 19.8%, to $920 thousand, compared to $768 thousand for the same period in 2001. Service charges on deposit accounts increased $68 thousand, commissions earned through “Money Concepts” (sale of mutual funds and annuities) increased $45 thousand, and all other non interest income items had a net increase of $39 thousand. Non-interest income (annualized) as a percentage of total average assets was 0.99% for the three months ended September 30, 2002, compared to 0.92% for the same period in 2001.

Non-interest expense

     Non-interest expense for the three months ended September 30, 2002 increased $141 thousand, or 4.5%, to $3.249 million, compared to $3.108 million for the same period in 2001. Salaries and employee benefits increased by $117 thousand (7.6%), occupancy and depreciation expenses increased by $46 thousand (6.7%), data processing expenses (includes item processing expenses) decreased by $125 thousand (50%), and all remaining expenses together resulted in an increase of $103 thousand (16.0%).

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

     All three of the Company’s subsidiary banks have now completed their conversions as of April 2002. All three are now using the same service bureau for its core data processing, and the same general ledger with the same standard chart of accounts. In addition, all three subsidiary banks have also converted their item processing to the Company’s majority owned (75%) subsidiary. In addition to the expected future efficiencies and cost savings, management believes this strategy of control over the process will enhance the quality of the service provided the customer. Centerstate Bank is currently using the same service bureau for its core data processing. Management does not expect to incur any significant additional data processing conversion expenses with regard to the proposed merger with Centerstate Bank.

Provision for income taxes

     The income tax provision for the three months ended September 30, 2002 was $380 thousand (an effective rate of 35.6%) compared to $384 thousand (an effective rate of 37.3%) for the same period in 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Overview

     Net income for the nine months ended September 30, 2002 was $1.725 million or $0.61 per share basic and $0.60 per share diluted, compared to $1.802 million or $0.64 per share basic and $0.63 per share diluted for the same period in 2001. Data processing conversion expenses of approximately $296 thousand (approximately $185 thousand net of tax) was recognized during the nine month period ended September 30, 2002. If not for these data processing conversion expenses, net income would have been approximately $1.910 million or $0.68 per share basic and $0.66 per share diluted. Data processing conversion expense is discussed below under the topic of non interest expenses.

     The return on average equity (“ROE”), calculated on an annualized basis, for the nine month period ended September 30, 2002 was 8.13%, as compared to 9.16% for the same period in 2001.

Net interest income/margin

     Net interest income increased $417 thousand or 4.1% to $10.584 million during the nine month period ended September 30, 2002 compared to $10.167 million for the same period in 2001. The $417 thousand increase was the result of a $2.213 million decrease in interest income and a $2.630 million decrease in interest expense.

     Interest earning assets averaged $335.2 million during the nine month period ended September 30, 2002 as compared to $301.6 million for the same period in 2001, an increase of $33.6 million, or 11.1%. The yield on average interest earning assets decreased 1.68% to 6.26% during the nine month period ended September 30, 2002, compared to 7.94% for the same period in 2001. The combined net effects of the $33.6 million increase in average interest earning assets and the 1.68% decrease in yield on average interest earning assets resulted in the $2.213 million decrease in interest income between the two periods.

     Interest bearing liabilities averaged $275.2 million during the nine month period ended September 30, 2002 as compared to $251.4 million for the same period in 2001, an increase of $23.8 million, or 9.5%. The cost of average interest bearing liabilities decreased 1.63% to 2.50% during the nine month period ended September 30, 2002, compared to 4.13% for the same period in 2001. The combined net effects of the $23.8 million increase in average interest bearing liabilities and the 1.63% decrease in cost on average interest bearing liabilities resulted in the $2.630 million decrease in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2002 and 2001 (in thousands of dollars).

		Nine months ended September 30,

		2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

Loans (1) (2)	$256,016	$13,779	7.18%	$223,773	$14,791	8.81%
Securities (3)	79,173	1,962	3.30%	77,793	3,163	5.42%

Total Earning Assets	335,189	15,741	6.26%	301,566	17,954	7.94%
Allowance for loan losses	(3,247)			(2,877)
All other assets	33,557			29,846

Total Assets	$365,499			$328,535

Deposits (4)	270,969	5,125	2.52%	246,070	7,622	4.13%
Borrowings	4,237	32	1.01%	5,310	165	4.14%

Total Interest Bearing Liabilities	275,206	5,157	2.50%	251,380	7,787	4.13%
Demand deposits	60,826			49,914
Other liabilities	1,060			1,013
Minority shareholder interest	107			—
Shareholders’ Equity	28,300			26,228

Total Liabilities and Shareholders’ Equity	$365,499			$328,535

Net Interest Spread (5)			3.76%			3.81%

Net Interest Income		$10,584			$10,167

Net Interest Margin (6)			4.21%			4.50%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $277 thousand and $705 thousand for the nine month periods ended September 30, 2002 and 2001.
Note 3:	Includes securities available-for-sale, securities held-to-maturity, federal funds sold and money market.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 6:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

     The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss provision changes. The provision was $494 thousand for the nine month period ended September 30, 2002 compared to $438 thousand for the same period in 2001. The increase was primarily due to the increase in the loan portfolio.

Non-interest income

     Non-interest income for the nine months ended September 30, 2002 increased $492 thousand, or 22.4%, to $2.684 million, compared to $2.192 million for the same period in 2001. Service charges on deposit accounts increased $87 thousand, commissions earned through “Money Concepts” (sale of mutual funds and annuities) increased $120 thousand, and all other non interest income items had a net increase of $285 thousand. Non-interest income (annualized) as a percentage of total average assets was 0.98% for the nine months ended September 30, 2002, compared to 0.89% for the same period in 2001.

Non-interest expense

     Non-interest expense for the nine months ended September 30, 2002 increased $992 thousand, or 11.0%, to $10.036 million, compared to $9.044 million for the same period in 2001. Salaries and employee benefits increased by $577 thousand (13.2%), occupancy and depreciation expenses increased by $189 thousand (9.8%), data processing expenses (includes item processing and conversion expenses) decreased by $32 thousand (4.1%), and all remaining expenses together resulted in an increase of $258 thousand (13.0%).

     A new branch opened in September 2001, which contributed to higher salaries/employee benefits, data processing expense, and occupancy expenses.

     The Company’s new subsidiary, C. S. Processing opened in July 2001, which contributed to higher salaries/employee benefits and occupancy expenses. Because this function is now performed in house, data processing expense decreased (exclusive of conversion expenses), and salary/employee benefits and occupancy expenses increased. The effect of the decrease in data processing was not apparent due to conversion expenses recognized by two of our three banks. The conversion expense relates to the conversion to a new core data processing service bureau. Approximately $296 thousand of data processing expense related to conversion expense was recognized during the nine month period ending September 30, 2002. Without these conversion expenses, data processing expense would have decreased by $328 thousand instead of by $32 thousand.

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

Provision for income taxes

     The income tax provision for the nine months ended September 30, 2002 was $1.013 million (an effective rate of 37.0%) compared to $1.075 million (an effective rate of 37.4%) for the same period in 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market Risk

     Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2001 annual report on Form 10-KSB for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2001. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2002. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer, President and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in internal controls

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive, President and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Shareholders

     At the October 24, 2002 special shareholders’ meeting, the Company’s shareholders voted to approve the pending merger with CenterState Bank of Florida.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1	The Chief Executive Officer's certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	The President’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.3	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.
(Registrant)

Date: November 8, 2002	By: /s/ JAMES H. WHITE

James H. White Chief Executive Officer

Date: November 8, 2002	By: /s/ ERNEST S. PINNER

Ernest S. Pinner President

Date: November 8, 2002	By: /s/ JAMES J. ANTAL

James J. Antal Senior Vice President and Chief Financial Officer

I, James H. White certify that:

I have reviewed this quarterly report on Form 10-Q of CenterState Banks of Florida, Inc.:

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: November 8, 2002	By: /s/ JAMES H. WHITE

James H. White Chief Executive Officer

I, Ernest S. Pinner certify that:

I have reviewed this quarterly report on Form 10-Q of CenterState Banks of Florida, Inc.:

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By: /s/ Ernest S. Pinner

Ernest S. Pinner President

I, James J. Antal certify that:

I have reviewed this quarterly report on Form 10-Q of CenterState Banks of Florida, Inc.:

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

g)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

h)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the this quarterly report (the “Evaluation Date”); and
i)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

e)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
f)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By: /s/ JAMES J. ANTAL

James J. Antal Senior Vice President and Chief Financial Officer