Form 10-K
period 2002-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2003-03-21
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-95087

CENTERSTATE BANKS OF FLORIDA, INC.

(Name of registrant as specified in its charter)

Florida	59-3606741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7722 State Road 544 East, Suite 205, Winter Haven, Florida	33881
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (863) 419-0833

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The issuer’s revenues for its most recent fiscal year were $24,708,000.

     Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). YES      NO X

     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,746,508 shares) on February 28, 2003, was approximately $51,030,119. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $18.58 per share on February 28, 2003. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

     As of March 28, 2003 there were issued and outstanding 3,363,739 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 12 of this Annual Report on Form 10-K.

PART I
Item 1. Business
General
Note about Forward-Looking Statements
Lending Activities
Investments
Correspondent Banking
Data Processing
Effect of Governmental Policies
Interest and Usury
Supervision and Regulation
Competition
Employees
Statistical Profile and Other Financial Data
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Dividends
Item 6. Selected Consolidated Financial Data
Selected Consolidated Financial Data December 31
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7 (a). Quantitative and qualitative disclosures about market risk.
Item 8. Financial Statements
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Item 15. Controls and Procedures
SIGNATURES
EXHIBIT INDEX
Subsidiaries of the Registrant
Consent of KPMG LLP
CEO Certification
CFO Certification

PART I

Item 1. Business

General

     CenterState Banks of Florida, Inc. (“CenterState” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). On June 30, 2000, CenterState closed separate merger transactions resulting in First National Bank of Osceola County (“First National/Osceola”), First National Bank of Polk County (“First National/Polk”), and Community National Bank of Pasco County (“Community National Bank”) becoming separate wholly owned subsidiaries of CenterState. On December 31, 2002, CenterState closed the merger transaction resulting in CenterState Bank of Florida (“CenterState Bank”) becoming a wholly owned subsidiary of CenterState. In these four merger transactions (the “Merger Transactions”), each outstanding share of common stock of the four banks were converted into shares of CenterState. Accordingly, as a result of the Merger Transaction, CenterState owns all of the outstanding shares of First National/Osceola, First National/Polk, Community National Bank and CenterState Bank (collectively, the “Banks”).

     First National/Osceola and Community National Bank commenced operations in 1989 and First National/Polk commenced operations in 1992. Each of the these three banks is subject to examination and regulation by the Office of the Comptroller of the Currency (“Comptroller of the Currency”) and to a certain extent by the Federal Deposit Insurance Corporation (the “FDIC”). First National/Osceola’s operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, Ocoee and Orlando, Florida. First National/Polk’s operations are conducted from its main office located in Winter Haven, Florida, and branch offices located in Haines City, Davenport and Lake Alfred, Florida. Community National Bank’s operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Wildwood, Groveland, Dade City, Clermont, Inverness, and Spring Hill, Florida. CenterState Bank, which commenced operations in April 2000, is subject to examination and regulation by the Florida Department of Financial Services (the “Florida Department”) and the FDIC. CenterState Bank conducts its operations from its main office in Winter Haven, Florida and at branch offices in Auburndale, Florida and Lakeland, Florida.

     CenterState provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by CenterState include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, CenterState makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. CenterState provides automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. CenterState also offers internet banking services to its customers. In addition to the foregoing services, the offices of CenterState provide customers with extended banking hours. CenterState does not have a trust department, however, trust services are available to customers through a business relationship with another bank. The Company also offers other financial products to its customers, including mutual funds, annuities and other products, through its “Money Concepts” relationship.

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

     As is the case with banking institutions generally, CenterState’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. CenterState faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

     At December 31, 2002, CenterState’s primary assets were its ownership of stock of each of the four Banks. At December 31, 2002, CenterState had total consolidated assets of $495 million, total consolidated deposits of $441 million, and total consolidated stockholders’ equity of $40 million.

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

Lending Activities

     CenterState offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in CenterState’s market area. CenterState’s consolidated net loans at December 31, 2002 and 2001 were $329.7 million, or 67% and $241.3 million or 71%, respectively, of total CenterState consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. CenterState has no foreign loans or loans for highly leveraged transactions.

     CenterState’s loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of CenterState’s loans are made on a secured basis. As of December 31, 2002, approximately 76% of CenterState’s consolidated loan portfolio consisted of loans secured by mortgages on real estate and 13% of the loan portfolio consisted of commercial loans. At the same date, 11% of CenterState’s loan portfolio consisted installment, consumer, and other unsecured loans.

     The Company’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Polk, Osceola and Pasco counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 13% of the Company’s total loan portfolio as of December 31, 2002, compared to 13% at December 31, 2001.

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

Deposit Activities

     Deposits are the major source of the Company’s funds for lending and other investment activities. The Company considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 58% and 56% of the Company’s consolidated total deposits at December 31, 2002 and 2001, respectively.

Approximately 42% of the Company’s consolidated deposits at December 31, 2002, were certificates of deposit compared to 44% at December 31, 2001. Generally, the Company attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 14% of the Company’s consolidated total deposits at December 31, 2002 and 12% at December 31, 2001. The majority of the deposits of the Company are generated from Polk, Osceola and Pasco counties. The Company does not currently accept brokered deposits. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

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

     Management of the Company has established correspondent relationships with Independent Bankers’ Bank of Florida, Alabama National Bank and SunTrust Banks. The Company pays for such services.

Data Processing

     Each of the Company’s four subsidiary banks use the same core data processing service bureau which provides an automated general ledger system, deposit accounting, and commercial, mortgage and installment lending data processing. The output of these four comprehensive systems is then consolidated at the holding company level.

     The Company owns its own item processing service bureau, which sorts, encodes, processes, and images checks and renders checking and other deposit statements to commercial and retail customers.

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

Supervision and Regulation

     Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company, and the Banks. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Banks. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

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

     Bank Regulation. First National/Osceola, First National/Polk and Community National Bank are chartered under the national banking laws, and CenterState Bank is chartered under Florida law. Each of the deposits of the Banks is insured by the FDIC to the extent provided by law. The three national bank subsidiaries are subject to comprehensive regulation, examination and supervision by the OCC, and, in the case of CenterState Bank, by the FDIC and the Florida Department. The Banks also are subject to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The three national bank subsidiaries are examined periodically by the OCC, and, in the case of CenterState Bank, by the FDIC and the Florida Department. The Banks submit to their examining agencies periodic reports regarding their financial condition and other matters. These bank regulatory agencies have a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     There are various statutory limitations on the ability of the Company to pay dividends. The bank regulatory agencies also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of the Banks to pay dividends to the Company, see Part II — Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

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

     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2002, CenterState’s Tier 1 and total risk-based capital ratios were 10.0% and 11.2%, respectively.

     Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2002, CenterState’s leverage ratio was 8.5%.

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

     The OCC and the FDIC have issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

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

     The OCC and the FDIC, after an opportunity for a hearing, have authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

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

     As of December 31, 2002, CenterState and the Banks met the capital requirements of a “well capitalized” institution.

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

     Branch Banking. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the bank regulatory agencies. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the bank regulatory agencies for purposes of determining whether approval should be granted to open a branch office.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, the OCC before acquiring control of any national bank and the FDIC and the Florida Department before acquiring control of a state bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

Employees

     As of December 31, 2002, CenterState and the Banks collectively had 233 full-time equivalent employees. The employees are not represented by a collective bargaining unit. CenterState and the Banks consider relations with employees to be good.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The shares of Company Common Stock commenced trading on the OTC Bulletin Board on January 26, 2001 and on the Nasdaq National Market System on February 20, 2001. The following sets forth the high and low trading prices for certain trades of the Company Common Stock that occurred in transactions of Company Common Stock since January 26, 2001:

	2002			2001

			Volume			Volume
	High	Low	Shares	High	Low	Shares

1st Quarter	$18.86	$15.98	61,800	$14.00	$11.25	93,500
2nd Quarter	22.23	18.86	105,200	14.20	12.98	66,600
3rd Quarter	21.15	17.30	86,900	15.64	13.25	75,600
4th Quarter	20.39	18.46	78,000	16.95	15.05	145,100

     As reported by the Company’s stock transfer agent, the Company had approximately 1,280 shareholders of record as of December
31, 2002.

Dividends

     The Company pays dividends quarterly, payable on the last business day of the calendar quarter. The following sets forth the per share cash dividends paid during 2002 and 2001.

	2002	2001

1st Quarter	$0.05	$0.04
2nd Quarter	$0.05	$0.04
3rd Quarter	$0.05	$0.05
4th Quarter	$0.05	$0.05

     The payment of dividends by the Company is a decision of its Board based upon then-existing circumstances, including the Company’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by the Company is dividends received from the Banks. Payments by the Banks to the Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Banks to pay dividends to the Company. The bank regulatory agencies also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. CenterState’s national bank subsidiaries may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In the case of CenterState Bank, which is a Florida banking corporation, it may declare a dividend of so much of its aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the Board deems to be appropriate and, with the approval of the Florida Department, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when the Bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the Bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a Federal regulatory agency.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2002 and 2001, and the three year period ended December 31, 2002, presented elsewhere herein.

Selected Consolidated Financial Data
December 31

(Dollars in thousands except for share and per share data)	2002	2001	2000	1999	1998

SUMMARY OF OPERATIONS:
Total interest income	$21,048	$23,513	$22,263	$19,102	$18,538
Total interest expense	(6,892)	(9,826)	(9,647)	(8,318)	(8,784)

Net interest income	14,156	13,687	12,616	10,784	9,754
Provision for loan losses	(644)	(577)	(614)	(258)	(227)

Net interest income after provision for loan losses	13,512	13,110	12,002	10,526	9,527
Non-interest income	3,660	3,062	2,384	1,907	1,545
Non-interest expense	(13,397)	(12,143)	(11,154)	(9,367)	(7,584)

Income before income taxes	3,775	4,029	3,232	3,066	3,488
Income taxes	(1,406)	(1,513)	(1,324)	(1,120)	(1,201)

Net income	$2,369	$2,516	$1,908	$1,946	$2,287

PER COMMON SHARE DATA:
Basic earnings per share	$0.84	$0.89	$0.68	$0.73	$0.90
Diluted earnings per share	$0.82	$0.89	$0.67	$0.70	$0.85
Book value per share	$11.87	$9.83	$8.99	$8.34	$8.16
Tangible book value per share	$10.37	$9.54	$8.94	$8.37	$7.99
Dividends per share	$0.20	$0.18	$0.16	$0.14	$0.12
Actual shares outstanding	3,362,068	2,818,602	2,815,872	2,794,847	2,549,445
Weighted average shares outstanding	2,823,213	2,817,240	2,811,651	2,681,079	2,527,256
Diluted weighted average shares outstanding	2,878,770	2,839,914	2,826,704	2,775,184	2,687,422
BALANCE SHEET DATA:
Assets	$494,800	$341,374	$310,662	$278,883	$276,084
Total loans, net	329,666	241,349	207,133	175,160	151,790
Total deposits	441,462	307,998	280,168	247,977	249,631
Long-term debt	0	0	0	0	0
Short-term borrowings	10,005	4,598	4,305	7,078	4,886
Shareholders’ equity	39,915	27,717	25,321	23,313	20,794
Tangible capital	34,868	26,883	25,164	23,397	20,377
Average total assets	374,008	331,768	295,660	278,065	255,027
Average loans, net	258,232	224,865	191,191	160,259	143,068
Average interest earning assets	343,541	303,726	269,316	251,475	232,565
Average deposits	340,123	298,828	266,585	249,999	229,440
Average interest bearing deposits	277,466	248,534	221,748	208,176	193,811
Average interest bearing liabilities	281,651	253,561	225,849	213,505	198,078
Average shareholders’ equity	28,581	26,785	24,220	22,047	19,397

Selected Consolidated Financial Data — continued
December 31

(Dollars in thousands except for share and
per share data)	2002	2001	2000	1999	1998

SELECTED FINANCIAL RATIOS:
Return on average assets	0.63%	0.76%	0.65%	0.70%	0.90%
Return on average equity	8.29%	9.39%	7.88%	8.83%	11.79%
Dividend payout	24%	20%	24%	19%	13%
Efficiency (1)	75%	72%	74%	74%	67%
Net interest margin (2)	4.12%	4.51%	4.68%	4.26%	4.19%
Net interest spread (3)	3.68%	3.86%	4.00%	3.65%	3.54%
CAPITAL RATIOS:
Tier 1 leverage ratio	8.54%	7.89%	8.21%	8.38%	7.59%
Risk-based capital
Tier 1	9.95%	11.51%	12.56%	13.57%	13.47%
Total	11.16%	12.76%	13.81%	14.76%	14.71%
Average equity to average assets	7.64%	8.07%	8.19%	7.93%	7.61%
ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.13%	0.10%	0.10%	0.18%	0.06%
Allowance to period end loans	1.22%	1.26%	1.30%	1.30%	1.51%
Allowance for loan losses to non-performing assets	274%	467%	256%	318%	224%
Non-performing assets to total assets	0.30%	0.19%	0.34%	0.26%	0.38%
OTHER DATA:
Banking locations	21	16	15	15	13
Full-time equivalent employees	233	169	150	142	121

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

(2)	Net interest margin is net interest income divided by total average earning assets.

(3)	Net interest spread is the difference between the average yield on average earnings assets and the average yield on average interest bearing liabilities.

Quarterly Financial Information

     The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from the Company’s unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The sum of the four quarters of earnings per share might not equal the total earnings per share for the full year due to rounding. This information should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data
(Dollars are in thousands)

	2002				2001
(Dollars in thousands except
for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q

Interest income	$5,307	$5,239	$5,187	$5,315	$5,559	$5,924	$6,019	$6,011
Interest expense	(1,735)	(1,699)	(1,670)	(1,788)	(2,039)	(2,398)	(2,618)	(2,771)

Net interest income	3,572	3,540	3,517	3,527	3,520	3,526	3,401	3,240
Provision for loan losses	(150)	(145)	(169)	(180)	(139)	(156)	(141)	(141)

Net interest income after provision for loan losses	3,422	3,395	3,348	3,347	3,381	3,370	3,260	3,099
Non-interest income	976	920	853	890	870	768	692	732
Securities gains	0	0	10	11	0	0	0	0
Non-interest expenses	(3,361)	(3,249)	(3,458)	(3,329)	(3,100)	(3,108)	(2,994)	(2,941)

Income before income tax expense	1,037	1,066	753	919	1,151	1,030	958	890
Income tax expense	(393)	(380)	(291)	(342)	(438)	(384)	(359)	(332)

Net income	$644	$686	$462	$577	$713	$646	$599	$558

Basic earnings per common share	$0.23	$0.24	$0.16	$0.20	$0.25	$0.23	$0.21	$0.20
Diluted earnings per common share	$0.22	$0.24	$0.16	$0.20	$0.25	$0.23	$0.21	$0.20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and include statements containing terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends”, “anticipates,” “believes,” “estimates,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Actual events or results may differ materially from the results anticipated in these forward looking statements, due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and the level and composition of deposits, loan demand, and the values of loan collateral; and the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company’s market area and elsewhere. All forward looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward looking statements, whether as a result of new information, future events or otherwise. There is no assurance that future results, levels of activity, performance or goals will be achieved.

     Management’s discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at December 31, 2002 and 2001, and the results of operations of the Company for the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of the Company presented elsewhere herein.

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

     During 2001, the Company formed a majority owned (75%) subsidiary (C. S. Processing, Inc.) for the purpose of processing checks and rendering statements (i.e. “item processing center”) for the Company’s three subsidiary banks and for CenterState Bank of Florida (“CSB”), which at the time was an independent bank not affiliated with the Company. The four banks each own 25% of C. S. Processing, Inc. The Company’s initial investment in the subsidiary was $300,000 and CSB contributed $100,000. Operations began during July 2001. At the close of business on December 31, 2002, the Company acquired CSB for a combination of cash and stock valued at approximately $13.1 million. At that time, C. S. Processing, Inc. became a wholly owned subsidiary of the consolidated Company, by way of each of the Company’s four subsidiary banks 25% ownership. The total investment in C. S. Processing, Inc. as of December 31, 2002 is $480,000. Two of the Company’s subsidiary banks converted their item processing to C. S. Processing, Inc. during 2001 and the other two during 2002. By converting all the banks to the same item processor and bringing that process in house through C. S. Processing, Inc., the Company expects to lower item processing cost and better control the process, including enhanced quality control. The Company acquired CSB, referred to above, as of the close of business December 31, 2002 for a combination of cash and stock valued at approximately $13.1 million. The transaction was accounted for using the purchase method of accounting. The shareholders of CSB received 0.5361 shares of Company common stock and $2.40 in cash for each share of CSB stock. CSB will maintain its separate identity, and operate as a wholly owned subsidiary of the Company, similar to the Company’s other three subsidiary banks.

     CSB is a commercial bank with operations in eastern Polk County, Florida. CSB was capitalized by selling 1,000,000 shares of stock to approximately 260 local individuals at $10 per share ($10 million initial capital). CSB began operations on April 14, 2000 in Winter Haven, Florida, in a rented location. Subsequently, it purchased land and built a 14,000 square foot, two story, brick building, which it now occupies as its main office. Most of the second floor has been leased to an unrelated party. In September 2001, it opened its first branch office in Auburndale, Florida, and a second branch office was opened in January 2002 in Lakeland, Florida. The Auburndale branch, like the main office, is newly constructed and owned by CSB. The Lakeland office is leased. The President and CEO of CSB (Ernest S. Pinner) is also the President and CEO of the Company. The Chairman of CSB (James H. White) is also the Chairman of the Company.

     During 2001 and 2002, the Company converted each subsidiary bank to the same core data processing service bureau. In addition, each bank was required to convert to a standardized chart of accounts and general ledger. This standardization allows for improved efficiency and control in the reporting process. The last bank converted during April 2002.

     The Company opened new branch banking offices in Lake Alfred, Florida during September 2001, in Spring Hill, Florida during October 2002, and in Inverness, Florida during October 2002. The Company now has twenty-one full service locations, one remote drive through facility and the item processing center discussed above. There are approximately 233 full-time equivalent employees.

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

Critical Accounting Policies

     Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements. The critical accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

     The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the level of classified and nonperforming loans.

     Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

     Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Deferred Tax Assets

     We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 7 of the notes to the consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.

Net Income

     The Company’s net income for the year ended December 31, 2002 was $2,369,000 or $0.84 per share (basic) and $0.82 per share (diluted), compared to $2,516,000 or $0.89 per share (basic and diluted) for the year ended December 31, 2001.

     The Company’s return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2002 were 0.63% and 8.29%, as compared to the ROA and ROE of 0.76% and 9.39% for the year ended December 31, 2001. The efficiency ratios for the years ended December 31, 2000 and 2001 were 75% and 72%, respectively.

     Net income decreased approximately $147,000 or 5.8% to $2,369,000 for the year ended December 31, 2002, compared to $2,516,000 for the same period during 2001. Net interest income and non-interest income increased by a combined amount of approximately $1,067,000, which was offset by an increase of approximately $1,254,000 in non-interest expenses. The provision for loan losses increased by $67,000 and income tax expense decreased by approximately $107,000.

     The improvement in net interest income was primarily due to an increase in average interest earning assets resulting from a growth in lending activities. The increase in non-interest income was a result of an increase in deposit related and other miscellaneous fees, both due to the overall growth of the loan and deposit portfolios. The increase in non-interest expense was due to increases in employee and equipment related expenses resulting from new branches opened in September 2001 and two in October 2002 and a new item processing center that opened in July 2001, as well as the overall growth of the loan and deposit portfolios.

Net Interest Income/Margin

     Net interest income consists of interest and fee income generated by earning assets, less interest expense.

     Net interest income increased $469,000 or 3.4% to $14,156,000 during the year ended December 31, 2002 compared to $13,687,000 for the year ended December 31, 2001. The $469,000 increase was a combination of a $2,465,000 decrease in interest income offset by a $2,934,000 decrease in interest expense.

     Average interest earning assets increased $39,815,000 to $343,541,000 during the year ended December 31, 2002, compared to $303,726,000 for the year ended December 31, 2001. Comparing these same two periods, the yield on average interest earning assets decreased from 7.74% in 2001 to 6.13% in 2002. The increase in volume had a positive effect on the change in interest income ($2,920,000 volume variance). The decrease in yields had a negative effect on the change in interest income ($5,385,000 rate variance). The net result was a $2,465,000 decrease in interest income.

     Average interest bearing liabilities increased $28,090,000 to $281,651,000 during the year ended December 31, 2002, compared to $253,561,000 for the year ended December 31, 2001. Comparing these same two periods, the cost of average interest bearing liabilities decreased from 3.88% in 2001 to 2.45% in 2002. The increase in volume resulted in an increase in interest expense ($762,000 volume variance), and the decrease in yields resulted in a decrease in interest expense ($3,696,000 rate variance). The result was a net decrease of $2,934,000 in interest expense. See the tables “Average Balances – Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances – Yields & Rates
(Dollars are in thousands)

	Years Ended December 31,

		2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

ASSETS:
Federal funds sold & money market	$40,481	$749	1.85%	$19,692	$802	4.07%
Securities available for sale	41,549	1,768	4.26%	53,969	3,039	5.63%
Securities held to maturity	—	—	—	2,273	122	5.37%
Loans (1) (2)	261,511	18,531	7.09%	227,792	19,550	8.58%

TOTAL EARNING ASSETS	$343,541	$21,048	6.13%	$303,726	$23,513	7.74%
Allowance for loan losses	(3,279)			(2,927)
All other assets	33,746			30,969

TOTAL ASSETS	$374,008			$331,768

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$47,515	$279	0.59%	38,975	$348	0.89%
Money market	55,771	870	1.56%	48,100	1,532	3.19%
Savings	28,210	231	0.82%	23,021	296	1.29%
Time deposits	145,970	5,472	3.75%	138,438	7,467	5.39%
Short term borrowings	4,185	40	0.96%	5,027	183	3.64%

TOTAL INTEREST BEARING LIABILITIES	$281,651	$6,892	2.45%	253,561	$9,826	3.88%
Demand deposits	62,657			50,294
Other liabilities	1,119			1,128
Shareholders’ equity	28,581			26,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$374,008			$331,768

NET INTEREST SPREAD (3)			3.68%			3.86%

NET INTEREST INCOME		$14,156			$13,687

NET INTEREST MARGIN (4)			4.12%			4.51%

(1)	Loan balances are net of deferred fees/cost of origination.

(2)	Interest income on average loans includes fee recognition of $306,000 and $938,000 for the years ended December 31, 2002 and 2001.

(3)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

(4)	Represents net interest income divided by total earning assets.

Analysis of Changes in Interest Income and Expenses
(Dollars are in thousands)

	Net Change Dec 31, 2002 versus 2001

			Net
	Volume (1)	Rate (2)	Change

INTEREST INCOME
Federal funds sold and money market	$847	($900)	($53)
Securities available for sale	(699)	(572)	(1,271)
Securities held to maturity	(122)	—	(122)
Loans	2,894	(3,913)	(1,019)

TOTAL INTEREST INCOME	$2,920	($5,385)	($2,465)

INTEREST EXPENSE
Deposits NOW accounts	$76	($145)	($69)
Money market accounts	244	(906)	(662)
Savings	67	(132)	(65)
Time deposits	406	(2,401)	(1,995)
Short-term borrowings	(31)	(112)	(143)

TOTAL INTEREST EXPENSE	$762	($3,696)	($2,934)

NET INTEREST INCOME	$2,158	($1,689)	$469

(1)	The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2)	The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the current period.

Provision for Loan Losses

     The provision for loan loss losses increased $67,000 or 12% to $644,000 during the year ended December 31, 2002, as compared to $577,000 for the year ended December 31, 2001. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. In determining the adequacy of the allowance for loan losses, management considers those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment and the overall portfolio composition. As these factors change, the level of loan loss provision changes. See “Asset Quality” regarding the allowance for loan losses for additional information.

Non-Interest Income

     Non-interest income for 2002 increased by $598,000, or 20%, to $3,660,000 as compared to $3,062,000 for the year ending December 31, 2001. The net increase was partly comprised of a $108,000 increase in service charges on deposit accounts. The remaining $490,000 net increase was primarily the result of increases in other service charges and fees, including commissions earned on originating single-family mortgage loans for others, and commissions earned on the sale of mutual funds and annuity products. The overall increase is due to the increase in volume as the Banks have grown, as well as management’s efforts to raise fees consistent with market conditions.

Non-Interest Expense

     Non-interest expense increased $1,254,000, or 10%, to $13,397,000 for the year ended December 31, 2002, compared to $12,143,000 for the year ended December 31, 2001. Salaries and employee benefits increased by $600,000 (10.1%), occupancy and depreciation expenses increased by $374,000 (14.7%), data processing expenses (includes item processing and conversion expenses) decreased by $144,000 (14.0%), and all remaining expenses together increased by $424,000 (16.0%).

     A new branch office opened in September 2001 and two new branch offices opened in October 2002. These events contributed to higher salaries/employee benefits, data processing expense, and occupancy expenses.

     The Company’s new subsidiary, C. S. Processing, opened in July 2001, which contributed to higher salaries/employee benefits and occupancy expenses. Because this function is now performed in house, data processing expense decreased, and salary/employee benefits and occupancy expenses increased. C. S. Processing compensation expense increased $70,000 in 2002 compared to 2001. The effect of the decrease in data processing was minimized due to conversion expenses recognized by two of the subsidiary banks. The conversion expense relates to the conversion to a new core data processing service bureau. Approximately $296,000 of data processing expense related to conversion expense was recognized during the year ending December 31, 2002. Without these conversion expenses, data processing expense would have decreased by $440,000 instead of by $144,000.

     All of the Company’s subsidiary banks have now completed their conversions as of April 2002. All are now using the same service bureau for its core data processing, and the same general ledger with the same standard chart of accounts. In addition, all of the subsidiary banks have also converted their item processing to the Company’s wholly owned subsidiary, C.S. Processing, Inc. In addition to the expected future efficiencies and cost savings, management believes this strategy of control over the process will enhance the quality of the service provided the customer.

     Non-interest expenses are summarized in the table below.

Non-Interest Expense
(Dollars are in thousands)

	Years ended Dec 31

	2002	2001	Incr(Decr)

Salary, wages and employee benefits	$6,530	$5,930	$600
Occupancy expense	1,747	1,529	218
Depreciation of premises and equipment	1,163	1,007	156
Stationary and printing supplies	402	356	46
Marketing expenses	193	183	10
Data processing expense	881	1,025	(144)
Legal & professional fees	381	219	162
Other operating expenses	2,100	1,894	206

Total other operating expenses	$13,397	$12,143	$1,254

Income Tax Provision

     The income tax provision for the year ended December 31, 2002, was $1,406,000, an effective tax rate of 37.2%, as compared to $1,513,000 for the year ended December 31, 2001, an effective tax rate of 37.6%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000.

Net Income

     The Company’s net income for the year ended December 31, 2001 was $2,516,000 or $0.89 per share basic and diluted, compared to $1,908,000 or $0.68 per share (basic) and $0.67 per share (diluted) for the year ended December 31, 2000. The one time cost of the acquisition of the Company’s three subsidiary banks in 2000, SEC registration, and NASDAQ registration related expenses net of taxes approximated $369,000 or $0.13 per share (basic and diluted) in 2000. Without these one time charges, net income would have been $2,277,000 or $0.81 per share (basic and diluted) for the year ended December 31, 2000.

     The Company’s ROA and ROE for the year ended December 31, 2001 were 0.76% and 9.39%, as compared to the ROA and ROE of 0.65% and 7.88% for the year ended December 31, 2000. The efficiency ratios for the years ended December 31, 2001 and 2000 were 72% and 74%, respectively.

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

Average Balances – Yields & Rates
(Dollars are in thousands)

	Years Ended December 31,

		2001			2000

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

ASSETS:
Federal funds sold & money market	$19,692	$802	4.07%	$16,057	$1,025	6.38%
Securities available for sale	53,969	3,039	5.63%	56,014	3,195	5.70%
Securities held to maturity	2,273	122	5.37%	3,522	183	5.20%
Loans (1) (2)	227,792	19,550	8.58%	193,723	17,860	9.22%

TOTAL EARNING ASSETS	$303,726	$23,513	7.74%	$269,316	$22,263	8.27%
Allowance for loan losses	(2,927)			(2,533)
All other assets	30,969			28,877

TOTAL ASSETS	$331,768			$295,660

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$38,975	$348	0.89%	$35,635	$356	1.00%
Money market	48,100	1,532	3.19%	36,819	1,590	4.32%
Savings	23,021	296	1.29%	21,895	423	1.93%
Time deposits	138,438	7,467	5.39%	127,399	7,059	5.54%
Short term borrowings	5,027	183	3.64%	4,101	219	5.34%

TOTAL INTEREST BEARING LIABILITIES	$253,561	$9,826	3.88%	$225,849	$9,647	4.27%
Demand deposits	50,294			44,838
Other liabilities	1,128			753
Shareholders’ equity	26,785			24,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$331,768			$295,660

NET INTEREST SPREAD (3)			3.86%			4.00%

NET INTEREST INCOME		$13,687			$12,616

NET INTEREST MARGIN (4)			4.51%			4.68%

(1)	Loan balances are net of deferred fees/cost of origination.

(2)	Interest income on average loans includes fee recognition of $938,000 and $673,000 for the years ended December 31,2001 and 2000.

(3)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

(4)	Represents net interest income divided by total earning assets.

Analysis of Changes in Interest Income and Expenses
(Dollars are in thousands)

	Net Change Dec 31, 2001 versus 2000

			Net
	Volume (1)	Rate (2)	Change

INTEREST INCOME
Federal funds sold and money market	$232	($455)	($223)
Securities available for sale	(117)	(39)	(156)
Securities held to maturity	(65)	4	(61)
Loans	3,141	(1,451)	1,690

TOTAL INTEREST INCOME	$3,191	($1,941)	$1,250

INTEREST EXPENSE
Deposits
NOW accounts	$33	($41)	($8)
Money market accounts	487	(545)	(58)
Savings	22	(149)	(127)
Time deposits	612	(204)	408
Short-term borrowings	49	(85)	(36)

TOTAL INTEREST EXPENSE	$1,203	($1,024)	$179

NET INTEREST INCOME	$1,988	($917)	$1,071

(1)	The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2)	The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the current period.

Provision for Loan Losses

     The provision for loan loss expense decreased $37,000 or 6% to $577,000 during the year ended December 31, 2001, as compared to $614,000 for the year ended December 31, 2000. See “Asset Quality” regarding the allowance for loan losses for additional information.

Non-Interest Income

     Non-interest income for 2001 increased by $678,000, or 28%, to $3,062,000 as compared to $2,384,000 for the year ending December 31, 2000. The net increase was primarily comprised of a $394,000 increase in service fees on various deposit accounts. The remaining $284,000 net increase was primarily the result of increases in other service charges and fees. The overall increase is due to the increase in volume as the Banks have grown, as well as management’s efforts to raise fees consistent with market conditions.

Non-Interest Expense

     Non-interest expense increased $989,000, or 9%, to $12,143,000 for the year ended December 31, 2001, compared to $11,154,000 for the year ended December 31, 2000. The increase was a result of a $959,000 increase in compensation and related employee benefits, a $363,000 increase in occupancy and related equipment expenses, a $134,000 increase in data processing expenses, offset by a $422,000 decrease in merger and other public registration related expenses and an approximate $42,000 net decrease in all remaining non-interest expense categories summarized in the following table. The Company opened a new branch in September 2001 and opened an item processing center subsidiary in July 2001. These contributed to the increase in compensation, occupancy and data processing expenses.

     The one-time charges for the merger and other public registration related expenses occurring in 2000 were $422,000. Excluding this one-time charge, non-interest expenses would have increased by $1,411,000 or 13%. Non-interest expenses are summarized in the table below.

Non-Interest Expense
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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2002 AND DECEMBER 31, 2001

Overview

     Average assets grew by 12.7% from $331.8 million in 2001 to $374.0 million in 2002. Total assets at December 31, 2002 were $494.8 million, which included $80.4 million of assets acquired in the purchase of CSB as of the close of business December 31, 2002. Average loans increased by 14.8% from $227.8 million in 2001 to $261.5 million in 2002. Average deposits increased by 13.8% from $298.8 million in 2001 to $340.1 million in 2002.

Loans

     Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2002, were $261,511,000, or 76% of average earning assets, as compared to $227,792,000, or 75% of average earning assets, for the year ending December 31, 2001. Total loans, net of unearned fees and cost, at December 31, 2002 and 2001 were $333,721,000 and $244,425,000, respectively. This represents a loan to total asset ratio of 67% and 72% and a loan to deposit ratio of 76% and 79%, at December 31, 2002 and 2001, respectively, and an increase of $89,296,000 from December 31, 2001 to December 31, 2002, or 36%. Exclusive of the CSB acquisition, the loan growth was $39,287,000, or 16%. The growth in loans during this period was mainly due to the general growth in the market and hiring additional senior commercial lenders during the second half of 2002.

     Total residential real estate loans totaled $114,183,000 and total commercial real estate loans totaled $117,964,000, making up 34% and 35% (combined total of 69%) of the loan portfolio as of December 31, 2002, respectively. Construction loans totaled $22,544,000, or 7% of the loan portfolio. Commercial loans totaled $43,607,000, or 13% of the loan portfolio. Consumer and all other loans totaled $35,906,000, or 11% of the loan portfolio.

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

     The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

Loan Portfolio Composition
(Dollars are in thousands)

Types of Loans	2002	2001	2000	1999	1998

Real Estate Loans:
Residential	$114,183	$84,033	$71,860	$60,538	$56,270
Commercial	117,964	88,711	74,144	59,758	50,087
Construction	22,544	17,917	13,250	11,913	9,299

Total Real Estate Loans	254,691	190,661	159,254	132,209	115,656
Commercial	43,607	30,900	29,312	28,680	23,952
Consumer and other loans	35,906	23,295	21,657	16,876	14,766

Total Loans – Gross	334,204	244,856	210,223	177,765	154,374
Less: unearned fees/costs	(483)	(431)	(360)	(302)	(249)

Total Loans	333,721	244,425	209,863	177,463	154,125
Less: Allowance for loan losses	(4,055)	(3,076)	(2,730)	(2,302)	(2,335)

Total Loans, net	$329,666	$241,349	$207,133	$175,161	$151,790

Loan Maturity Schedule
(Dollars are in thousands)

	December 31, 2002

	0 - 12	1 - 5	Over 5
	Months	Years	Years	Total

All loans other than construction	$53,925	$110,673	$148,915	$313,513
Real estate — construction	12,982	6,268	1,441	20,691

Total	$66,907	$116,941	$150,356	$334,204

Fixed interest rate	$19,535	$87,601	$36,278	$143,414
Variable interest rate	47,372	29,340	114,078	190,790

Total	$66,907	$116,941	$150,356	$334,204

	December 31, 2001

	0 - 12	1 - 5	Over 5
	Months	Years	Years	Total

All loans other than construction	$70,081	$96,577	$60,281	$226,939
Real estate – construction	12,572	3,008	2,337	17,917

Total	$82,653	$99,585	$62,618	$244,856

Fixed interest rate	$14,203	$72,013	$31,114	$117,330
Variable interest rate	68,450	27,572	31,504	127,526

Total	$82,653	$99,585	$62,618	$244,856

Asset Quality

     The Company maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by charge-offs net of recoveries of prior period loan charge-offs. The loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications. The historical loan loss element represents an assessment of potential credit problems and is determined using loan loss experience of each loan type. Management also weighs general economic conditions, the risk characteristics of various classifications of loans, credit record of its borrowers, the fair market value of underlying collateral and other factors. The Company is committed to the early recognition of problems and to maintaining a sufficient allowance. Management believes that the Company’s allowance for loan losses is adequate at December 31, 2002.

     The table below sets forth the activity in the Company’s allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses
(Dollars are in thousands)

	2002	2001	2000	1999	1998

Balance, beginning of year	$3,076	$2,730	$2,302	$2,335	$2,190
Loans charged-off:
Commercial	(47)	(4)	(72)	(237)	(31)
Real estate mortgage	(159)	(92)	(154)	(79)	(37)
Consumer	(160)	(208)	(83)	(58)	(54)

Total loans charged-off	(366)	(304)	(309)	(374)	(122)
Recoveries on loans previously charged-off:
Commercial	1	4	44	57	5
Real estate mortgage	3	43	65	9	26
Consumer	22	26	14	17	9

Total loan recoveries	26	73	123	83	40
Net loans charged-off	(340)	(231)	(186)	(291)	(82)
Provision for loan losses charged to expense	644	577	614	258	227
Acquisition of CSB	675

Balance, end of year	$4,055	$3,076	$2,730	$2,302	$2,335

Total loans at year end	$333,721	$244,425	$209,863	$177,463	$154,125
Average loans outstanding	$261,511	$227,792	$193,723	$161,792	$145,331
Allowance for loan losses to total loans at year end	1.22%	1.26%	1.30%	1.30%	1.52%
Net charge-offs to average loans outstanding	0.13%	0.10%	0.10%	0.18%	0.06%

     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned (“OREO”) and repossessed assets other than real estate. Loans are placed on a non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status.

     At December 31, 2002 non-accrual loans totaled $402,000. This consisted of an aggregate $380,000 in single-family real estate loans (5 loans) and two equipment loans of $22,000.

     At December 31, 2002, loans that were past due 90 or more days and still accruing interest totaled $996,000. This consisted of nine single family real estate loans totaling $953,000 (eight owner occupied and one builder spec house), one business equipment loan for $6,000, three vehicle loans for $12,000 and three unsecured loans totaling $25,000.

     At December 31, 2002 repossessed assets other than real estate totaled $19,000. This represents four repossessed automobiles. Other repossessed real estate owned at December 31, 2002 was $65,000, which is a tract of land repossessed during 2002.

     Total non-performing assets as of December 31, 2002, increased $823,000 or 125% to $1,482,000, compared to $659,000 as of December 31, 2001. Non-performing assets, as a percentage of total assets at December 31, 2002 and December 31, 2001, were 0.30% and 0.19%, respectively. Management believes that the allowance for loan losses at December 31, 2002 was adequate.

     Interest income not recognized on non accrual loans was approximately $12,000, $55,000 and $29,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income recognized on impaired loans was approximately $19,000, $12,000 and $11,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The average recorded investment in impaired loans during 2002, 2001 and 2000 were $298,000, $144,000 and $125,000, respectively. The table below summarizes the Company’s non-performing assets for the periods provided.

Non-Performing Assets
(Dollars are in thousands)

	December 31,

	2002	2001	2000	1999	1998

Non-accrual loans	$402	$580	$837	$474	$632
Past due loans 90 days or more and still accruing interest	996	64	92	59	173
Other real estate owned (“OREO”)	65	—	139	190	238
Repossessed assets other than real estate	19	15	—	—	—
Total non-performing assets	$1,482	$659	$1,068	$723	$1,043

Total non-performing assets as a percentage of total assets	0.30%	0.19%	0.34%	0.26%	0.38%

Allowance for loan losses as a percentage of non-performing assets	274%	467%	256%	318%	224%

Restructured loans	$—	$—	$—	$—	$—

Recorded investment in impaired loans	433	163	125	1,466	1,579

Allowance for loan losses related to impaired loans	124	71	63	213	262

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

     The table below summarizes the Company’s allocation of allowance for loan losses for the periods presented.

Allocation of allowance for loan losses
(Dollars are in thousands)

	December 31,

	2002	2001	2000	1999	1998

Real estate loans:
Residential	$854	$603	$324	$153	$371
Commercial	1,789	1,442	1,342	651	1,003
Construction	290	245	130	84	144

Total real estate loans	2,933	2,290	1,796	888	1,518
Commercial	724	479	642	614	472
Consumer and other loans	398	307	292	800	345

Total	$4,055	$3,076	$2,730	$2,302	$2,335

Percentage of loans in each category to total loans

	December 31,

	2002	2001	2000	1999	1998

Real estate loans:
Residential	34%	34%	34%	34%	36%
Commercial	35%	36%	36%	34%	32%
Construction	7%	7%	6%	7%	6%

Total real estate loans	76%	77%	76%	75%	74%
Commercial	13%	13%	14%	16%	16%
Consumer and other loans	11%	10%	10%	9%	10%

Total	100%	100%	100%	100%	100%

Percentage of allowance for loan losses to total loans in each category

	December 31,

	2002	2001	2000	1999	1998

Real estate loans:
Residential	0.75%	0.72%	0.45%	0.25%	0.66%
Commercial	1.52%	1.63%	1.81%	1.09%	2.00%
Construction	1.29%	1.37%	0.98%	0.71%	1.55%
Total real estate loans	1.15%	1.20%	1.13%	0.67%	1.31%
Commercial	1.66%	1.55%	2.19%	2.14%	1.97%
Consumer and other loans	1.11%	1.32%	1.35%	4.74%	2.34%
Total	1.21%	1.26%	1.30%	1.30%	1.52%

Deposits

     Total deposits increased $133,464,000 to $441,462,000 as of December 31, 2002, compared to $307,998,000 at December 31, 2001. This increase included $63,416,000 of deposits acquired in the acquisition of CSB as of December 31, 2002. Exclusive of the deposits acquired in the CSB transaction, the Company’s deposits grew by $70,048,000, or 23%, from December 31, 2001 to December 31, 2002. The Company does not rely on purchased or brokered deposits as a source of funds. Instead, the generation of deposits within its market area serves as the Company’s primary source of funds for investment principally in loans. The tables below summarize selected deposit information for the periods indicated.

Average deposit balance by type and average interest rates
(Dollars are in thousands)

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non interest bearing demand deposits	$62,657	0.00%	$50,294	0.00%	$44,838	0.00%
NOW accounts	47,515	0.59%	38,975	0.89%	35,635	1.00%
Money market accounts	55,771	1.56%	48,100	3.19%	36,819	4.32%
Savings accounts	28,210	0.82%	23,021	1.29%	21,895	1.93%
Time deposits	145,970	3.75%	138,438	5.39%	127,399	5.54%

Total	$340,123	2.01%	$298,828	3.29%	$266,586	3.62%

Maturity of time deposits of $100,000 or more
(Dollars are in thousands)

		December 31,

	2002	2001	2000

Three months or less	$15,445	$13,327	$9,114
Three through six months	12,305	6,912	7,900
Six through twelve months	12,132	10,396	11,337
Over twelve months	23,960	6,131	6,140

Total	$63,842	$36,766	$34,491

Repurchase Agreements and Federal Reserve Bank Advances

     The Company’s subsidiary Banks enter into agreements to borrow short-term funds through Federal Reserve Bank advances and also enter into agreements to repurchase (“repurchase agreements”) under which the Company pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these short-term borrowing agreements for the years ended December 31, 2002, 2001 and 2000, was approximately $4,185,000, $5,045,000 and $4,099,000, respectively. Interest expense for the same periods was approximately $40,000, $183,000 and $219,000, respectively, resulting in an average rate paid of 0.96%, 3.63% and 5.34% for the years ended December 31, 2002, 2001, and 2000, respectively.

     The following represent the repurchase agreements that contain amounts “at risk” (defined as the excess of carrying amount of the securities sold under agreement to repurchase over the amount of the repurchase liability) at December 31, 2002 (dollars are in thousands):

Name	Amount at risk	Weighted average maturity

Counterparty A Counterparty B Counterparty C Counterparty D Counterparty E Counterparty F Counterparty G Counterparty H Counterparty I Counterparty J Counterparty K Counterparty L Counterparty M	$1,833 581 206 1,019 27 16 323 915 702 306 1,077 502 472	Overnight Overnight Overnight Overnight Overnight Overnight Overnight Overnight Overnight Overnight Overnight Overnight Overnight

Schedule of short-term borrowings (1)
(Dollars are in thousands)

	Maximum		Average		Weighted
	outstanding		interest rate		average
	at any	Average	during the	Ending	interest rate
	month end	balance	year	balance	at year end

Year ended December 31,
2002	$11,486	$4,185	0.96%	$10,005	0.56%
2001	$6,899	$5,045	3.63%	$4,598	1.17%
2000	$7,541	$4,099	5.34%	$4,305	5.60%

(1)	Consists of securities sold under agreements to repurchase and Federal Reserve Bank advances

Securities

     The Company accounts for investments at fair value except for those securities whereby the Company has the intent and ability to hold to maturity. Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included as a separate component of stockholders’ equity net of the effect of deferred income taxes. Realized gains and losses on investment securities available for sale are computed using the specific identification method.

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

     The Company’s available for sale portfolio totaled $51,799,000 at December 31, 2002 and $43,961,000 at December 31, 2001, or 10% and 13%, respectively, of total assets. The held to maturity portfolio totaled $1,500,000 at December 31, 2001. The Company did not have a held to maturity portfolio at December 31, 2002. See the tables below for a summary of security type, maturity and average yield distributions.

     The Company uses its security portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When the Company’s liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. The Company has designated all of its securities as available for sale to provide flexibility, in case an immediate need for liquidity arises. Management believes the composition of the portfolio offers it flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $507,000 and $834,000 at December 31, 2002 and 2001, respectively.

     The Company invests primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States, mortgage backed securities and obligations of agencies of the United States. In addition, the Company enters into federal funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The Federal Reserve Bank also requires equity investments to be maintained by the Company. The tables below summarize the maturity distribution of securities, weighted average yield by range of maturities, and distribution of securities for the periods provided.

Maturity Distribution of Investment Securities
(Dollars are in thousands)

	December 31, 2002		December 31, 2001

	Amortized	Estimated	Amortized	Estimated
AVAILABLE-FOR-SALE	Cost	Market Value	Cost	Market Value

U.S. Treasury and government agencies, mortgage Back securities, and obligations of State and political Subdivisions:
One year or less	$17,116	$17,253	$26,657	$27,072
Over one through five years	32,075	32,445	15,293	15,712
Over five through ten years	1,002	1,002	—	—
Over ten years	635	635	715	715
Federal reserve bank stock	464	464	462	462

Total	$51,292	$51,799	$43,127	$43,961

HELD-TO-MATURITY
U.S. Government Agencies and Treasuries One year or less	—	—	$1,500	$1,508

Total	—	—	$1,500	$1,508

Weighted Average Yield by Range of Maturities
(Average yields on securities available for sale are calculated based on amortized cost)

	Dec 31, 2002	Dec 31, 2001

One year or less	3.66%	5.74%
Over one through five years	3.23%	5.01%
Over five through ten years	4.00%	—
Over ten years (variable rate security)	1.51%	2.00%

Distribution of Investment Securities
(Dollars are in thousands)

	December 31, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
AVAILABLE-FOR-SALE	Cost	Value	Cost	Value

US Treasury securities	$33,942	$34,338	$31,024	$31,723
US Government agencies	11,022	11,060	9,027	9,143
State, county, & municipal	635	635	715	715
Mortgage-backed securities	5,229	5,302	1,899	1,918
Federal reserve bank stock	464	464	462	462

Total	$51,292	$51,799	$43,127	$43,961

HELD-TO-MATURITY
US Government agencies	—	—	1,500	1,508

Total	—	—	$1,500	$1,508

Liquidity and Market Risk Management

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

     Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. The measurement of the Company’s interest rate sensitivity, or gap, is one of the principal techniques used in asset/liability management. Management generally attempts to maintain a range, set by policy, between rate-sensitive assets and liabilities by repricing periods. Each bank sets its own range, approved by their board of directors. Generally, the range is between 1.25 and 0.75. If the bank falls outside their pre-approved range, it requires board action and board approval.

     The asset mix of the balance sheet is evaluated continually in terms of several variables: yield, credit quality, and appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

     The Company’s gap and liquidity positions are reviewed periodically by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2002, approximately 57% of total gross loans were adjustable rate and 70% of total investments (includes investment securities, federal funds sold and money market) either reprice or mature in less than one year. Deposit liabilities consisted of approximately $62,978,000 (14%) in NOW accounts, $112,359,000 (26%) in money market accounts and savings, $186,106,000 (42%) in time deposits and $80,019,000 (18%) in non-interest bearing demand accounts. At December 31, 2001, approximately 52% of total gross loans were adjustable rate and 65% of total securities either reprice or mature in less than one year. Deposit liabilities consisted of approximately $43,229,000 (14%) in NOW, $77,010,000 (25%) in money market accounts and savings, $134,061,000 (44%) in time deposits, and $53,698,000 (17%) in non-interest bearing demand accounts. A rate sensitivity analysis is presented below as of December 31, 2002 and December 31, 2001.

     The Company has prepared a table which presents the market risk associated with financial instruments held by the Company. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by maturity or repricing periods, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, if the Company had to dispose of such instruments at December 31, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS
December 31, 2002
(Dollars are in thousands)

								Est. Fair
(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Value

INTEREST EARNING ASSETS:
Loans
Fixed rate loans (3)	$19,535	$15,876	$21,522	$25,349	$24,854	$36,278	$143,414	$144,888
Average interest rate	7.70%	7.91%	7.90%	7.55%	7.29%	7.83%	7.69%
Variable rate loans (3)	161,446	12,372	12,789	2,878	1,093	212	190,790	190,790
Average interest rate	5.64%	6.16%	6.58%	7.11%	6.12%	6.14%	5.76%
Investment securities (1)
Fixed rate investments	16,099	20,743	4,066	4,542	3,634	1,000	50,084	50,700
Average interest rate	3.66%	2.84%	3.19%	4.39%	4.06%	4.00%	3.38%
Variable rate investments	635	0	0	0	0	0	635	635
Average interest rate	1.51%						1.51%
Federal funds sold (4)	61,302	0	0	0	0	0	61,302	61,302
Average interest rate	1.39%						1.39%
Other earning assets (2)	464	0	0	0	0	0	464	464
Average interest rate	6.00%						6.00%

Total interest-earning assets	$259,481	$48,991	$38,377	$32,769	$29,581	$37,490	$446,689	$448,779
Average interest rate	4.66%	5.32%	6.96%	7.07%	6.85%	7.72%	5.51%

INTEREST BEARING LIABILITIES
NOW	$62,978	$0	$0-	$0	$0	$0	$62,978	$62,978
Average interest rate	0.51%						0.51%
Money market	81,031	0	0	0	0	0	81,031	81,031
Average interest rate	1.39%						1.39%
Savings	31,328	0	0	0	0	0	31,328	31,328
Average interest rate	0.70%						0.70%
CDs $100,000 & over (5)	35,632	11,783	3,322	3,682	9,423	0	63,842	66,289
Average interest rate	2.93%	3.97%	5.14%	4.58%	4.91%		3.62%
CDs under $100,000 (5)	78,240	17,227	5,468	6,742	14,057	0	121,734	125,542
Average interest rate	2.96%	3.49%	4.89%	4.52%	4.74%		3.42%
Securities sold under Repurchase agreement	10,005	0	0	0	0	0	10,005	10,005
Average interest rate	0.56%						0.56%

Total interest-bearing liabilities	$299,214	$29,010	$8,790	$10,424	$23,480	$0	$370,918	$377,173
Average interest rate	1.70%	3.68%	4.98%	4.54%	4.81%		2.21%

Interest sensitivity gap	(39,733)	19,981	29,587	22,345	6,101	37,489
Cumulative gap	(39,733)	(19,752)	9,835	32,180	38,281	75,770
Cumulative gap to total assets	-8.0%	-4.0%	2.0%	6.5%	7.7%	15.3%
Cumulative gap (RSA/RSL) (6)	0.87	0.94	1.03	1.09	1.10	1.20

(1)	Securities are shown at amortized cost.

(2)	Represents interest earning Federal Reserve stock.

(3)	Loans are shown at gross value.

(4)	Includes fed funds sold and money market accounts held at a large regional bank.

(5)	Time deposits (CDs) and cost of time deposits acquired in the acquisition of CSB at 12/31/02, do not include the $530 fair market value adjustment recorded at the date of acquisition. This amount is included in management’s estimated of fair market value of total time deposits at 12/31/02 as listed above.

(6)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

RATE SENSITIVITY ANALYSIS
December 31, 2001
(Dollars are in thousands)

								Est. Fair
(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Value

INTEREST EARNING ASSETS:
Loans
Fixed rate loans (3)	$14,203	$15,445	$17,691	$24,344	$14,533	$31,114	$117,330	$117,551
Average interest rate	8.44%	9.61%	8.95%	8.47%	7.93%	7.38%	8.33%
Variable rate loans (3)	114,049	12,686	791	0	0	0	127,526	127,526
Average interest rate	6.33%	7.54%	7.06%				6.45%
Investment securities (1)
Fixed rate investments	28,158	15,293	0	0	0	0	43,451	44,292
Average interest rate	5.74%	5.01%					5.48%
Variable rate investments	715	0	0	0	0	0	715	715
Average interest rate	2.00%						2.00%
Federal funds sold (4)	18,947	0	0	0	0	0	18,947	18,947
Average interest rate	2.00%						2.00%
Other earning assets (2)	462	0	0	0	0	0	462	462
Average interest rate	6.00%						6.00%

Total interest-earning assets	$176,534	$43,424	$18,482	$24,344	$14,533	$31,114	$308,431	$309,493
Average interest rate	5.92%	7.39%	8.87%	8.47%	7.93%	7.38%	6.75%

INTEREST BEARING LIABILITIES
NOW	$43,229	$0	$0	$0	$0	$0	$43,229	$43,229
Average interest rate	0.70%						0.70%
Money market	52,391	0	0	0	0	0	52,391	52,391
Average interest rate	1.80%						1.80%
Savings	24,619	0	0	0	0		24,619	24,619
Average interest rate	1.00%						1.00%
CDs $100,000 & over	30,635	4,367	239	622	903	0	36,766	37,871
Average interest rate	4.28%	5.33%	5.55%	6.57%	4.36%		4.45%
CDs under $100,000	76,741	13,582	2,421	2,571	1,980	0	97,295	100,357
Average interest rate	4.27%	4.84%	5.19%	5.84%	5.01%		4.43%
Securities sold under Repurchase agreement	4,598	0	0	0	0	0	4,598	4,598
Average interest rate	1.17%						1.17%

Total interest-bearing liabilities	$232,213	$17,949	$2,660	$3,193	$2,883	$0	$258,898	$263,065
Average interest rate	2.64%	4.96%	5.22%	5.99%	4.81%		2.89%

Interest sensitivity gap	(55,679)	25,475	15,822	21,151	11,650	31,114
Cumulative gap	(55,679)	(30,204)	(14,382)	6,769	18,419	49,533
Cumulative gap to total assets	-16.3%	-8.8%	-4.2%	2.0%	5.4%	14.52%
Cumulative gap (RSA/RSL) (5)	0.76	0.88	0.94	1.03	1.07	1.19

(1)	Securities are shown at amortized cost.

(2)	Represents interest earning Federal Reserve stock.

(3)	Loans are shown at gross value.

(4)	Includes fed funds sold and money market accounts held at a large regional bank.

(5)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

Primary Sources and Uses of Funds

     The primary sources of funds during the year ended December 31, 2002, included maturity/sale of investments net of purchases ($2,028,000), increase in deposits ($70,048,000), exercise of stock options ($38,000), funds provided by operations ($4,616,000), increase in borrowings from securities sold under agreement to repurchase and minority shareholder investment ($1,811,000), proceeds from the sale of fixed assets ($82,000) and the assumption of cash in connection with the acquisition of CSB ($11,561,000). The primary uses of funds during the period included an increase in net loans outstanding ($39,627,000), increase in federal funds sold and other cash items ($47,694,000), increase in premises and equipment ($2,298,000), and dividends paid ($565,000).

Capital Resources

     Total shareholders’ equity at December 31, 2002 was $39,915,000, or 8.1% of total assets compared to $27,717,000, or 8.1% of total assets at December 31, 2001. The $12,198,000 increase was the result of the following items: common stock issued as part of the acquisition of CSB ($10,544,000), plus net income ($2,369,000), plus exercise of stock options, net of tax effect ($48,000), less dividends paid ($565,000), less net change of unrealized losses in securities available for sale ($198,000).

     The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. Each of the Company’s subsidiary banks’ objective is to maintain its current status as a “well-capitalized institution” as that term is defined by its regulators.

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company. Selected consolidated capital ratios at December 31, 2002, and 2001 were as follows:

Capital Ratios
(Dollars are in thousands)

	Actual		Well Capitalized		Excess

	Amount	Ratio	Amount	Ratio	Amount

As of December 31, 2002:
Total capital: (to risk weighted assets):	$37,646	11.2%	$33,743	10.0%	$3,903
Tier 1 capital: (to risk weighted assets):	$33,591	10.0%	$20,246	6.0%	$13,345
Tier 1 capital: (to average assets):	$33,591	8.5%	$19,677	5.0%	$13,914
As of December 31, 2001:
Total capital: (to risk weighted assets):	$29,805	12.8%	$23,358	10.0%	$6,447
Tier 1 capital: (to risk weighted assets):	$26,883	11.5%	$14,015	6.0%	$12,868
Tier 1 capital: (to average assets):	$26,883	7.9%	$17,033	5.0%	$9,850

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

Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this Statement was considered in accounting for the acquisition of CSB.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Enterprises are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. Adoption of this Statement was considered in accounting for the acquisition of CSB.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. The Company is required to adopt SFAS No. 143 for the fiscal year beginning January 1, 2003. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of the such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the impact of adopting the provisions of SFAS No. 146 to significantly impact the financial position or results of operations of the Company.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, and SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of this Statement are effective on or after October 1, 2002. The adoption of SFAS No. 147 did not have an impact on the financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests in variable interest entities created after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after March 28, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The adoption of this Interpretation did not have an effect on the financial statements of the Company.

Item 7 (a). Quantitative and qualitative disclosures about market risk.

     Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s market risk is composed primarily of interest rate risk. Each subsidiary bank of the Company has an Asset/Liability Committee (“ALCO”) which is responsible for reviewing the interest rate sensitivity position, and establishing policies to monitor and limit the exposure to interest rate risk for their specific bank. Since nearly the Company’s entire interest rate risk exposure relates to the financial instrument activity of each subsidiary bank, the board of directors of each subsidiary bank reviews and approves the policies and guidelines established by their bank’s ALCO.

     The primary objective of asset/liability management is to provide an optimum and stable net interest margin, after-tax return on assets and return on equity capital, as well as adequate liquidity and capital. Interest rate risk is measured and monitored through gap analysis, which measures the amount of repricing risk associated with the balance sheet at specific points in time. See “Liquidity and Market Risk Management” presented in Item 7 above for quantitative disclosures in tabular format, as well as additional qualitative disclosures.

Item 8. Financial Statements

     The financial statements of the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are set forth in this Form 10-K at page 56.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

SECTION 16(a) REPORTING REQUIREMENTS

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company, and persons who beneficially own more than 10% of the Company Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 — Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2002, all filing requirements applicable to reporting persons were met, except G. Robert Blanchard who filed a report in January 2003 relating to the sale by him on October 31, 2002 of shares of his company (which also owned shares of CenterState Common Stock).

Item 11. Executive Compensation

     The information contained in the sections captioned “Information About the Board of Directors and Its Committees,” and “Executive Compensation and Benefits” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information contained in the sections captioned “Directors” and “Management and Principal Stock Ownership” under “Election of Directors,” and under the table captioned “Equity Compensation Plan Information,” in the Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Changes in Stockholders’ Equity and

Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))
3.2	-	Bylaws of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)
4.1	-	Specimen Stock Certificate of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)
10.1	-	CenterState Banks of Florida, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement) *
21.1	-	List of Subsidiaries of CenterState Banks of Florida, Inc.
23.1	-	Consent of KPMG LLP

99.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Company during the last fiscal quarter covered by this report.

Item 15. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

CENTERSTATE BANKS OF FLORIDA, INC. and SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors
Centerstate Banks of Florida, Inc.
   and subsidiaries:

We have audited the accompanying consolidated balance sheets of Centerstate Banks of Florida, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centerstate Banks of Florida, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Orlando, Florida
January 29, 2003

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands of dollars, except per share data)

Assets	2002	2001

Cash and due from banks	$22,740	$17,401
Federal funds sold and money market	61,302	18,947
Investment securities available for sale, at fair value	51,799	43,961
Investment securities held to maturity (market value of $1,508 at December 31, 2001)	—	1,500
Loans, less allowance for loan losses of $4,055 and $3,076 at December 31, 2002 and 2001, respectively	329,666	241,349
Accrued interest receivable	1,995	1,967
Bank premises and equipment, net	20,315	14,838
Other real estate owned	65	—
Deferred income taxes, net	1,528	619
Goodwill	4,308	—
Core deposit intangible	739	—
Prepaid expenses and other assets	343	792

Total assets	$494,800	$341,374

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$361,443	$254,300
Noninterest bearing	80,019	53,698

Total deposits	441,462	307,998
Securities sold under agreement to repurchase	10,005	4,598
Amount payable to shareholders	2,400	—
Accrued interest payable	391	309
Accounts payable and accrued expenses	627	652

Total liabilities	454,885	313,557

Minority interest	—	100
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,362,068 and 2,818,602 shares issued and outstanding at	34	28
December 31, 2002 and 2001, respectively
Additional paid-in capital	26,036	15,450
Retained earnings	13,523	11,719
Accumulated other comprehensive income	322	520

Total stockholders’ equity	39,915	27,717
Commitments and contingent liabilities

Total liabilities and stockholders’ equity	$494,800	$341,374

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 and 2000
(in thousands of dollars, except per share data)

	2002	2001	2000

Interest income:
Loans	$18,531	$19,550	$17,860
Investment securities	1,768	3,161	3,378
Federal funds sold and money market	749	802	1,025

	21,048	23,513	22,263

Interest expense:
Deposits	6,852	9,643	9,428
Securities sold under agreement to repurchase	40	183	219

	6,892	9,826	9,647

Net interest income	14,156	13,687	12,616
Provision for loan losses	644	577	614

Net interest income after provision for loan losses	13,512	13,110	12,002

Other income:
Service charges on deposit accounts	2,405	2,297	1,903
Other service charges and fees	1,234	756	509
Gain (loss) on sale of securities	21	—	(10)
Gain (loss) on sale of other real estate owned	—	9	(18)

	3,660	3,062	2,384

Other expenses:
Salaries, wages and employee benefits	6,530	5,930	4,971
Occupancy expense	1,747	1,529	1,284
Depreciation of premises and equipment	1,163	1,007	889
Stationary, printing and supplies	402	356	332
Marketing expenses	193	183	236
Data processing expense	881	1,025	891
Legal and professional fees	381	219	185
Other expenses	2,100	1,894	1,944
Merger and other public registration related expenses	—	—	422

Total other expenses	13,397	12,143	11,154

Income before provision for income taxes	3,775	4,029	3,232
Provision for income taxes	1,406	1,513	1,324

Net income	$2,369	$2,516	$1,908

Earnings per share:
Basic	$0.84	$0.89	$0.68

Diluted	$0.82	$0.89	$0.67

Common shares used in the calculation of earnings per share:
Basic	2,823,213	2,817,240	2,811,651

Diluted	2,878,770	2,839,914	2,826,704

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2002, 2001 and 2000
(in thousands of dollars)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholders’	Comprehensive
	stock	capital	earnings	income (loss)	equity	income

Balances at January 1, 2000	$28	$15,296	$8,253	$(265)	$23,312
Dividends paid	—	—	(451)	—	(451)
Stock options exercised	—	130	—	—	130
Comprehensive income:
Net income	—	—	1,908	—	1,908	$1,908
Unrealized holding gain on available for sale securities, net of deferred income taxes of $252	—	—	—	422	422	422

Total comprehensive income						$2,330

Balances at December 31, 2000	28	15,426	9,710	157	25,321
Dividends paid	—	—	(507)	—	(507)
Stock options exercised	—	17	—	—	17
Tax effect of tax deduction in excess of book deduction on options exercised during the year	—	7	—	—	7
Comprehensive income:
Net income	—	—	2,516	—	2,516	$2,516
Unrealized holding gain on available for sale securities, net of deferred income taxes of $221	—	—	—	363	363	363

Total comprehensive income						$2,879

Balances at December 31, 2001	$28	$15,450	$11,719	$520	$27,717
Dividends paid	—	—	(565)	—	(565)
Stock options exercised	—	38	—	—	38
Tax effect of tax deduction in excess of book deduction on options exercised during the year	—	10	—	—	10
Comprehensive income:
Net income	—	—	2,369	—	2,369	$2,369
Unrealized holding loss on available for sale securities, net of deferred income taxes of $129	—	—	—	(198)	(198)	(198)

Total comprehensive income						$2,171

Acquisition of CenterState Bank	6	10,538			10,544

Balances at December 31, 2002	$34	$26,036	$13,523	$322	$39,915

	2002	2001	2000

Disclosure of reclassification amounts:
Unrealized holding (loss) gain arising during the year	$(211)	$363	$428
Add: reclassified adjustments for gain (loss) included in net income, net of income taxes, at December 31, 2002, 2001 and 2000 of ($8), $0 and $4, respectively	13	—	(6)

Net unrealized (loss) gain on securities	$(198)	$363	$422

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000
(in thousands of dollars)

	2002	2001	2000

Cash flows from operating activities:
Net income	$2,369	$2,516	$1,908
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	644	577	614
Depreciation of premises and equipment	1,163	1,007	889
Net amortization/accretion of investment securities	43	60	139
Net deferred loan origination fees	52	71	58
(Gain) loss on sale of other real estate owned	—	(9)	18
Gain on sale of fixed assets	(7)	—	—
Deferred income taxes	(42)	(176)	(78)
Realized gain (loss) on sale of available for sale securities	(21)	—	10
Tax deduction in excess of book deduction on options exercised	10	7	—
Cash provided by (used in) changes in:
Net change in accrued interest receivable	310	196	(351)
Net change in prepaid expenses and other assets	361	(382)	(8)
Net change in accrued interest payable	(16)	(124)	101
Net change in accounts payable and accrued expenses	(250)	217	252

Net cash provided by operating activities	4,616	3,960	3,552

Cash flows from investing activities:
Purchases of investment securities available for sale	(33,228)	(15,606)	(30,560)
Purchases of mortgage backed securities available for sale	(4,074)	(1,987)	(413)
Proceeds from callable investment securities available for sale	4,155	2,035	683
Proceeds from maturities of investment securities available for sale	26,500	19,500	28,750
Proceeds from pay-downs of mortgage backed securities available for sale	2,126	622	128
Proceeds from sales of investment securities available for sale	5,049	1,750	12,045
Proceeds from maturities of investment securities held to maturity	1,500	2,000	—
Increase in loans, net of repayments	(39,627)	(34,864)	(32,726)
Purchases of premises and equipment	(2,298)	(2,527)	(1,132)
Proceeds from sale of fixed assets	82	—	—
Proceeds from sale of other real estate owned	—	148	115
Net cash from acquisition of CenterState Bank	11,561	—	—

Net cash used in investing activities	(28,254)	(28,929)	(23,110)

Cash flows from financing activities:
Net increase in demand and savings deposits	70,048	27,830	32,191
Net increase in securities sold under agreement to repurchase	1,791	293	227
Net decrease in federal reserve advances	—	—	(3,000)
Net (decrease) increase in minority interest	20	100	—
Stock options exercised	38	17	130
Dividends paid	(565)	(507)	(451)

Net cash provided by financing activities	71,332	27,733	29,097

Net increase in cash and cash equivalents	47,694	2,764	9,539
Cash and cash equivalents, beginning of year	36,348	33,584	24,045

Cash and cash equivalents, end of year	$84,042	$36,348	$33,584

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000
(in thousands of dollars)

	2002	2001	2000

Supplemental schedule of noncash activities:
Market value adjustment-investment securities available for sale
Market value adjustment-investment securities	$(327)	$584	$674
Deferred income tax asset (liability)	129	(221)	(252)

Unrealized (loss) gain on investments available for sale	$(198)	$363	$422

Transfer of loan to other real estate owned	$65	$—	$82

Cash paid during the year for:
Interest	$6,811	$9,950	$9,546

Income taxes	$1,506	$1,670	$1,224

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

C.S. Processing provides item processing services for all subsidiary banks.

The Company acquired CenterState Bank of Florida (“CSB”) on December 31, 2002 in a stock and cash transaction. Shareholders of CSB received $2.40 cash and 0.53631 share of the Company’s common stock for each share of common stock of CSB. CSB had 1,000,000 shares outstanding immediately prior to the merger date. The total cost of the transaction was approximately $13.1 million. The transaction was accounted for using the purchase method of accounting. The Company recorded CSB’s tangible and identifiable intangible assets and liabilities at fair market value as of the transaction date. The excess of the purchase price over the fair market value of the tangible assets, core deposit intangible ($739) and liabilities was approximately $4.3 million. This amount was recognized and recorded as goodwill. CSB is a state bank chartered in April 2000. It operates from three full service locations within western Polk County.

The Company, through its subsidiary banks, provides traditional deposit and lending products and services to its commercial and retail customers.

The following is a description of the basis of presentation and the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its four wholly owned banking subsidiaries, FNBOC, CNBPC, FNBPC and CSB (the “Banks”) and its wholly owned subsidiary, C.S. Processing. The operations of the Company currently consist primarily of the operations of each of the four banks. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and due from banks, federal funds sold, money market and non interest bearing deposits in other banks with a purchased maturity of three months or less to be cash equivalents.

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

If a security has a decline in fair value that is other than temporary, the security is written down to its new cost basis by recording a loss in the statement of operations.

(d)	Loans

Loans receivable that management has the intent and the Company has the ability to hold for the foreseeable future or payoff are reported at their outstanding unpaid principal balance, less the allowance for loan losses and deferred fees on originated loans.

Loan origination fees and the incremental direct cost of loan origination, are capitalized and recognized in income over the contractual life of the loans. If the loan is prepaid, the remaining unamortized fees and costs are charged or credited to interest income. Amortization ceases for non-accrual loans.

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

December 31, 2002 and 2001

(e)	Allowance for Loan Losses

The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with generally accepted accounting principles to maintain the allowance at a level adequate to absorb probable losses in the loan portfolio at the date of the financial statements. The following is a description of how each portion of the allowance for loan losses is determined.

The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; non real estate commercial loans; and consumer loans. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for probable inherent losses which exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; trends in the historical losses of the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the risk identification process; changes in the outlook for local, regional and national economic conditions; and concentrations of credit risk.

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

Regulatory examiners may require the Company to recognize changes to the allowance based upon their judgment about the information available to them at the time of their examination.

(f)	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the related assets (5 to 40 years). Leasehold improvements are depreciated over the shorter of its useful life or the term of the lease. Major renewals and betterments of property are capitalized; maintenance, repairs, and minor renewals and betterments are expensed in the period incurred. Upon retirement or other disposition of the assets, the asset cost and related accumulated depreciation are removed from the accounts, and gains or losses are included in income.

(g)	Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 “SFAS” No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company

65	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

(h)	Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill is not subject to amortization, but is tested for impairment on an annual basis. The Company will test for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The core deposit intangible is amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits.

(i)	Other Real Estate Owned

Real estate acquired in the settlement of loans is recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value, less estimated selling costs. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

(j)	Assets Transfers

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduces new disclosures. SFAS 140 replaces SFAS 125, which was issued in June 1996. The

66	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

enhanced disclosure requirements were effective for year end 2000. The other provisions of SFAS 140 related to transfers of financial assets and extinguishments of liabilities were adopted on April 1, 2001. The effect of SFAS 140 on the Company was not material.

(k)	Compensation Programs

Substantially all of the Company’s employees are covered under the Company’s employee benefit plan. Certain directors and key employees are covered under the Company’s stock option plans. The expenses of providing these plans are charged to income in the year the expenses are incurred.

The Company applies Accounting Principle Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (amounts are in thousands of dollars except for per share data):

	December 31,

	2002	2001	2000

Net income:
As reported	$2,369	$2,516	$1,908
Pro forma	2,293	2,428	1,900
Diluted earnings per share:
As reported	0.82	0.89	0.67
Pro forma	0.80	0.85	0.67

(l)	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is the unrealized gain or loss on investment securities available for sale, net of applicable deferred taxes.

(m)	Income Taxes

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

(n)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

67	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(o)	Segment Reporting

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company derives its revenues from providing similar banking products and services to customers located throughout the Central Florida Region through similar distribution channels and processes. Operating segments consist of the Company’s banking subsidiaries. Management believes that the Company meets the aggregation criteria, as defined by SFAS No. 131, for aggregating its operating segments into the bank segment.

(p)  Effect of New Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this Statement was considered in accounting for the acquisition of CenterState Bank.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Enterprises are required to adopt SFAS 142 for fiscal years beginning after December 31, 2001. Adoption of this Statement was considered in accounting for the acquisition of CenterState Bank.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. The Company is required to adopt SFAS No. 143 for the fiscal year beginning January 1, 2003. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect

68	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

the impact of adopting the provisions of SFAS No. 146 to significantly impact the financial position or results of operations of the Company.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, and SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of this Statement are effective on or after October 1, 2002. The adoption of SFAS No. 147 did not have an impact on the financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of the such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The Company has made the required disclosures in the notes of the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests

69	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

in variable interest entities created after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after March 28, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The adoption of this Interpretation did not have an effect on the financial statements of the Company.

(2)	Investment Securities Available for Sale and Investment Securities Held to Maturity

The amortized cost and estimated fair values of investment securities available for sale and held to maturity at December 31, 2002 and 2001, are as follows:

Investment securities available for sale:

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

U.S. Treasury securities	$33,942	$396	$—	$34,338
Obligations of U.S government agencies	11,022	38	—	11,060
Mortgage backed securities	5,229	73	—	5,302
Municipal securities	635	—	—	635
Federal Reserve Bank stock	464	—	—	464

	$51,292	$507	$—	$51,799

	December 31, 2001

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

U.S. Treasury securities	$31,024	$699	$—	$31,723
Obligations of U.S government agencies	9,027	116	—	9,143
Mortgage backed securities	1,899	19	—	1,918
Municipal securities	715	—	—	715
Federal Reserve Bank stock	462	—	—	462

	$43,127	$834	$—	$43,961

70	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Investment securities held to maturity:

December 31, 2001

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Obligations of U.S. government agencies	$1,500	$8	$—	$1,508

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
	cost	value

Investment securities available for sale Due in one year or less	$17,116	$17,253
Due after one year through five years	33,077	33,447
Due after fifteen years through thirty years	635	635
Federal Reserve Bank stock	464	464

	$51,292	$51,799

At December 31, 2002, the Company had $5,062 in investment securities pledged to the Treasurer of the State of Florida as collateral on public fund deposits and for other purposes required or permitted by law.

Proceeds from sales of investment securities available for sale were $5,049, $1,750 and $12,045 for the years ending December 31, 2002, 2001 and 2000, respectively. Gross realized gains on sales of investment securities available for sale during 2002, 2001 and 2000 were $21, $0 and $10, respectively.

71	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(3)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2002 and 2001 are:

	December 31,

	2002	2001

Real estate:
Residential	$114,183	$84,033
Commercial	117,964	88,711
Construction	22,544	17,917

Total real estate	254,691	190,661
Commercial	43,607	30,900
Consumer and other loans	35,906	23,295

	334,204	244,856
Less: Deferred loan origination fees	483	431

Total loans	333,721	244,425
Less: Allowance for loan losses	4,055	3,076

Total net loans	$329,666	$241,349

The following is a summary of information regarding nonaccrual loans, impaired loans and other real estate owned at December 31, 2002 and 2001:

	December 31,

	2002	2001

Nonaccrual loans	$402	$580

Recorded investment in impaired loans	$433	$163

Allowance for loan losses related to impaired loans	$124	$71

Other real estate owned	$65	$—

	Interest
	income not	Interest	Average
	recognized	Income	recorded
	on	recognized	investment
	nonaccrual	on impaired	in impaired
	loans	loans	loans

For years ended December 31:
2002	$12	$19	$298
2001	$55	$12	$144
2000	$29	$11	$125

72	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Certain principal stockholders, directors and officers and their related interests were indebted to the Company as summarized below at December 31, 2002, 2001 and 2000:

	December 31,

	2002	2001	2001

Balance, beginning of year	$8,593	$9,037	$7,153
Additional new loans	7,992	2,963	4,350
Repayments on outstanding loans	4,817	3,407	2,466

Balance, end of year	$11,768	$8,593	$9,037

All such loans were made in the ordinary course of business. At December 31, 2002, 2001 and 2000, principal stockholders, directors and officers of the Company and their related interests had $3,839, $1,634 and $3,462, respectively, available in lines of credit.

Changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000, are as follows:

	December 31,

	2002	2001	2000

Balance, beginning of year	$3,076	$2,730	$2,302
Provision charged to operations	644	577	614
Loans charged-off	(366)	(304)	(309)
Recoveries of previous charge-offs	26	73	123
Effect of merger with CenterState Bank	675	—	—

Balance, end of year	$4,055	$3,076	$2,730

(4) Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2002 and 2001, is as follows:

	December 31,

	2002	2001

Land	$6,683	$4,458
Land improvements	265	228
Buildings	10,914	8,872
Leasehold improvements	752	447
Furniture, fixtures and equipment	8,137	6,126

	26,751	20,131
Less: Accumulated depreciation	6,436	5,293

	$20,315	$14,838

73	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(5) Deposits

A detail of deposits at December 31, 2002 and 2001 is as follows:

		December 31,

		Weighted		Weighted
		average		average
		interest		interest
	2002	rate	2001	rate

Non-interest bearing deposits	$80,019	0.0%	$53,698	0.0%
Interest bearing deposits:
Interest bearing demand deposits	62,978	0.5%	43,229	0.7%
Savings deposits	31,328	0.7%	24,619	1.0%
Money market accounts	81,031	1.4%	52,391	1.8%
Time deposits less than $100,000	121,734	3.4%	97,295	4.4%
Time deposits of $100,000 or greater	63,842	3.6%	36,766	4.5%
Time deposits fair market adjustment	530	—	—	—

	$441,462	1.8%	$307,998	2.4%

The following table presents, by various interest rate categories, the amount of certificate accounts at December 31, 2002, maturing during the periods reflected below:

Interest rate	2003	2004	2005	2006	2007	Total

1.00% - 1.99%	$20,274	$1,299	$66	$—	$—	$21,639
2.00% - 2.99%	53,349	6,818	708	6	—	60,881
3.00% - 3.99%	21,064	7,364	2,785	600	901	32,714
4.00% - 4.99%	8,670	10,166	2,031	5,321	10,683	36,871
5.00% - 5.99%	5,581	2,205	999	4,163	11,796	24,744
6.00% - 6.99%	4,599	1,116	1,415	334	—	7,464
Over 6.99%	335	42	786	—	100	1,263

	$113,872	$29,010	$8,790	$10,424	$23,480	$185,576

74	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

A summary of interest expense on deposits for the years ended December 31, 2001 and 2000, is as follows:

	December 31,

	2002	2001	2000

Interest-bearing demand deposits	$279	$347	$357
Savings deposits	231	296	423
Money market accounts	870	1,532	1,589
Time deposits less than $100,000	4,066	5,990	4,683
Time deposits of $100,000 or greater	1,406	1,478	2,376

	$6,852	$9,643	$9,428

The Company had deposits from directors, officers and employees and their related interests of approximately $7,269, and $5,324 at December 31, 2002 and 2001, respectively.

(6)	Other Borrowings

The Company enters into sales of securities under agreements to repurchase. These fixed-coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remain in the asset accounts.

At December 31, 2002 and 2001, the Company had $10,005 and $4,598 in repurchase agreements with weighted average interest rates of 0.56 percent and 1.17 percent, respectively. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with market values of $17,984 and $11,931 at December 31, 2002 and 2001, respectively. The following represents the repurchase agreements that contain amounts “at risk” (defined as the excess of carrying amount of the securities sold under agreement to repurchase over the amount of the repurchase liability) at December 31, 2002:

		Weighted
		average
Name	Amount at risk	maturity

Counterparty A	$1,833	Overnight
Counterparty B	581	Overnight
Counterparty C	206	Overnight
Counterparty D	1,019	Overnight
Counterparty E	27	Overnight
Counterparty F	16	Overnight
Counterparty G	323	Overnight
Counterparty H	915	Overnight
Counterparty I	702	Overnight
Counterparty J	306	Overnight
Counterparty K	1,077	Overnight
Counterparty L	502	Overnight
Counterparty M	472	Overnight

75	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The repurchase agreements were to repurchase the identical securities as those which were sold. Repurchase agreements averaged $4,185, $5,045 and $4,099 for the years ended December 31, 2002, 2001 and 2000, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $11,486, $6,899 and $7,541, respectively. Total interest expense paid on repurchase agreements for the years ending December 31, 2002, 2001 and 2000, was $40, $183 and $219, respectively.

(7)	Income Taxes

The provision for income taxes at December 31, 2002, 2001 and 2000, consists of the following:

	Current	Deferred	Total

December 31, 2002:
Federal	$1,268	$(41)	$1,213
State	186	(7)	179

	$1,454	$(48)	$1,406

December 31, 2001:
Federal	$1,425	$(150)	$1,275
State	264	(26)	238

	$1,689	$(176)	$1,513

December 31, 2000:
Federal	$1,206	$(43)	$1,163
State	196	(35)	161

	$1,402	$(78)	$1,324

76	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

	December 31,

	2002	2001

Deferred tax assets:
Allowance for loan losses	$1,298	1,060
Deferred loan fees	143	126
Merger costs	50	—
Intangible assets	82	—
Net operating loss carryforward	603	—
Other	2	7

Total deferred tax asset	2,178	1,193

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(334)	(250)
Unrealized gain on investment securities available for sale	(232)	(314)
Core deposit intangible	(79)	—
Accretion of discount on investments	(5)	(10)

Total deferred tax liability	(650)	(574)

Net deferred tax asset	$1,528	$619

The Bank has recorded a net deferred tax asset of $1,528 and $619 at December 31, 2002 and 2001, respectively. No valuation allowance as defined by SFAS 109 is required for the years ended December 31, 2002 and 2001. Management believes that a valuation allowance is not necessary because it is more likely than not the deferred tax asset is realizable due to projected future earnings.

A reconciliation between the actual tax expense and the “expected” tax expense (computed by applying the U.S. federal corporate rate of 34 percent to earnings before income taxes) is as follows:

	December 31,

	2002	2001	2000

“Expected” tax expense	$1,284	$1,370	$1,099
Tax exempt interest, net	(28)	(27)	(20)
State income taxes, net of federal income tax benefits	118	157	106
Merger and other public registration expenses	(12)	––	95
Other, net	44	13	44

	$1,406	$1,513	$1,324

77	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(8)	Rent

The following is a schedule of future minimum annual rentals under the noncancellable operating leases of the Company’s facilities:

Year ending December 31,

2003	$291
2004	241
2005	214
2006	216
2007	218
Thereafter	134

$1,314

Rent expense for the years ended December 31, 2002, 2001 and 2000, was $195, $179 and $179, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations. Operating lease income from subleases of the Bank’s premises for the year ending December 31, 2000 amounted to $26.

(9)	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and Cash Equivalents – The carrying amount of cash and cash equivalents approximates fair value due to short-term maturity.

Investments – The Company’s investment securities available for sale and held to maturity represent investments in U.S. Government obligations, U.S. Government Agency securities, mortgage backed securities, and state and political subdivisions. The Company’s equity investments at year end represents stock investments in the Federal Reserve Bank. The stock is not publicly traded and the carrying amount was used to estimate the fair value. The fair value of the U.S. Government obligations, U.S. Government Agency obligations, mortgage backed securities and state and local political subdivision portfolios was estimated based on quoted market prices.

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

78	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Repurchase Agreements – The carrying amount of the repurchase agreements approximate their fair value due to the short-term nature of the agreement.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments.

	December 31, 2002

	Carrying
	Amount	Fair value

Financial assets:
Cash and due from banks and federal funds sold	$84,042	$84,042
Investment securities available for sale	51,799	51,799
Loans, less allowance for loan losses of $4,055	329,666	331,141
Financial liabilities:
Deposits:
Without stated maturities	$255,356	$255,356
With stated maturities	186,106	191,831
Securities sold under agreement to repurchase	10,005	10,005

	December 31, 2001

	Carrying
	Amount	Fair value

Financial assets:
Cash and due from banks and federal funds sold	$36,348	$36,348
Investment securities available for sale	43,961	43,961
Investment securities held to maturity	1,500	1,508
Loans, less allowance for loan losses of $3,076	241,349	245,077
Financial liabilities:
Deposits:
Without stated maturities	$173,937	$173,937
With stated maturities	134,061	138,228
Securities sold under agreement to repurchase	4,598	4,598

(10)	Regulatory Capital

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

December 31, 2002 and 2001

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Office of Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2002 and 2001, are presented in the table below.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002:
Total capital (to risk weighted assets)	$37,646	11.2%	$26,995	> 8%	$33,743	>10%
Tier 1 capital (to risk weighted assets)	33,591	10.0%	13,497	> 4%	20,246	> 6%
Tier 1 capital (to average assets)	33,591	8.5%	15,741	> 4%	19,677	> 5%
December 31, 2001:
Total capital (to risk weighted assets)	$29,805	12.8%	$18,686	> 8%	$23,358	> 10%
Tier 1 capital (to risk weighted assets)	26,883	11.5%	9,343	> 4%	14,015	> 6%
Tier 1 capital (to average assets)	26,883	7.9%	13,626	> 4%	17,033	> 5%

(11)	Dividends

The Company declared cash dividends of $565, $507 and $451 during the years ended December 31, 2002, 2001 and 2000, respectively. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2002 dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $4,841, subject to the Banks meeting or exceeding regulatory capital requirements.

(12)	Stock Option Plans

On June 30, 2000, the outstanding options of FNBOC, CNBPC and FNBPC were converted into 11,000, 10,605 and 21,791, respectively, shares of the Company’s common stock.

80	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

In September 1999, the Company authorized 365,000 common shares for employees of the Company, under an incentive stock option and non-statutory stock option plan. Options are granted at fair market value of the underlying stock at date of grant. Each option expires ten years from date of grant and a vesting period of 25% at the date of grant and 25% on each anniversary date thereafter.

There were 43,396 options outstanding as of December 31, 2000. No options had been granted or forfeited during the year ending December 31, 2000, and 21,060 options were exercised. There were 159,036 options outstanding as of December 31, 2001. There were 118,370 options granted during the year ending December 31, 2001 with a weighted average exercise price of $12.91 per share. No options had been forfeited during the year and 2,730 options had been exercised. There were 7,500 options granted during the year ending December 31, 2002 with a weighted average exercise price of $19.62 per share. There were 5,861 options forfeited and 7,156 options exercised during the year ending December 31, 2002. In addition, pursuant to the merger agreement between the Company and CenterState Bank of Florida (“CSB”), 71,138 options were issued in exchange for CSB common stock options outstanding. All of these options vested immediately upon change of control. The exercise price was $14.92 per share, as required by the merger agreement.

Of the 43,396 options outstanding at December 31, 2000, 41,140 options were vested and exercisable at a weighted average exercise price of $7.33 per share. Of the 159,036 options outstanding at December 31, 2001, 70,259 were vested and exercisable at a weighted average exercise price of $9.86 per share. Of the 224,657 options outstanding at December 31, 2002, 160,347 were vested and exercisable at a weighted average exercise price of $13.09 per share.

A summary of the status of the Company’s stock option plans at December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below:

	December 31,

	2002	2001	2000

Options outstanding at beginning of year	159,036	43,396	64,456
Granted	7,500	118,370	––
Exercised	(7,156)	(2,730)	(21,060)
Forfeited	(5,861)	––	––
Issued in acquisition of CSB	71,138	––	––

Options outstanding at end of year	224,657	159,036	43,396

Options exercisable at end of year	160,347	70,259	41,140

Weighted-average fair value of options granted during the year per share	$5.75	$3.87	$––

The fair value of each option grant is estimated on the date of grant using the Black-Shole’s model. The following variables were used: ten year U.S. government treasury rates for the risk free rate at the date of grant; dividend yield was calculated by dividing the dividend paid during the year of grant by the fair value of the underlying stock as of the grant date; expected volatility of 13%; and an expected life of 10 years.

81	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The following table summarizes information about stock options outstanding at December 31, 2002:

					Weighted
	Number	Weighted	Weighted	Number	average exercise
	outstanding at	Remaining	average	exercisable at	price at
Range of	December 31,	Contractual	exercise	December 31,	December 31,
exercise prices	2002	Life	price	2002	2002

$6.17 — $9.26	19,624	35 months	$7.08	19,624	$7.08
$9.27 — $13.91	123,395	97 months	$12.72	66,210	$12.64
$13.92 — $19.80	81,638	94 months	$15.41	74,513	$15.07

(13)	Employee Benefit Plan

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

For the years ended December 31, 2002, 2001 and 2000, the Company’s contributions to the plan were $261, $258 and $183, respectively.

82	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(14)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheet
December 31, 2002 and 2001

Assets:	2002	2001

Cash and due from banks	$614	$306
Investment in wholly-owned bank subsidiaries	41,934	27,460
Prepaid expenses and other assets	86	125

Total assets	$42,634	$27,891

Liabilities:
Accounts payable and accrued expenses	319	174
Amount payable to shareholders	2,400	—

Total liabilities	2,719	174
Shareholders’ Equity:
Common stock	34	28
Additional paid-in capital	26,036	15,450
Retained earnings	13,523	11,719
Accumulated other comprehensive income	322	520

Total shareholders’ equity	39,915	27,717

Total liabilities and shareholders’ equity	$42,634	$27,891

Condensed Statements of Operations
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Other income	$8	$—	$—
Operating expenses	631	420	593

Loss before equity in net earnings of subsidiaries	(623)	(420)	(593)
Equity in net earnings of subsidiaries (net of income tax expense of $1,635, $1,659 and $1,454 at December 31, 2002, 2001 and 2000, respectively)	2,763	2,785	2,384

Net income before taxes	2,140	2,365	1,791
Income tax benefit	(229)	(151)	(117)

Net income	$2,369	$2,516	$1,908

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Condensed Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows used in operating activities:
Net income	$2,369	$2,516	$1,908
Tax deduction in excess of book deduction on options exercised	10	7	––
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(2,763)	(2,785)	(2,384)
Increase in accounts payable and accrued expenses	145	63	111
Decrease (increase) in other assets	39	(22)	(103)

Net cash flows used in operating activities	(200)	(221)	(468)

Cash flows provided by investing activities:
Merger transaction cost	(120)	––	––
Dividend received from subsidiaries	1,155	938	998

Net cash flows provided by investing activities	1,035	938	998

Cash flows used in financing activities:
Stock options exercised	38	17	––
Dividends paid to shareholders	(565)	(507)	(451)

Net cash flows used in operating activities	(527)	(490)	(451)

Net increase in cash and cash equivalents	308	227	79
Cash and cash equivalents at beginning of year	306	79	––

Cash and cash equivalents at end of year	$614	$306	$79

Supplemental disclosure of noncash activities:
Market value adjustment – investment securities available for sale:
Market value adjustment – investment securities	$(327)	$584	$674
Deferred income tax asset (liability)	129	(221)	(252)

Unrealized (loss) gain on investment securities available for sale, net	$(198)	$363	$422

Issuance of common stock for net assets of bank subsidiaries	$10,544	$––	$23,479

84	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(15) Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2002 and 2001, are as follows:

	December 31,

	2002	2001

Standby letters of credit	$1,085	$1,271
Available lines of credit	40,304	26,600
Unfunded loan commitments – fixed	8,786	4,795
Unfunded loan commitments – variable	10,414	3,552

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

Outstanding commitments are deemed to approximate fair value due to the variable nature of the interest rates involved and the short-term nature of the commitments.

(16) Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Pasco, and Polk Counties and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2002, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of Osceola, Pasco and Polk Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty other than disclosed in note 6.

85	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(17) Basic and Diluted Earnings Per Share

     Basic and diluted earnings per share are calculated as follows:

	2002	2001	2000

Numerator for basic and diluted earnings per share:
Net income	$2,369	$2,516	$1,908

Denominator:
Denominator for basic earnings per share - weighted-average shares	2,823,213	2,817,240	2,811,651
Effect of dilutive securities:
Employee stock options	55,557	22,674	15,053

Denominator for diluted earnings per share - adjusted weighted-average shares	2,878,770	2,839,914	2,826,704
Basic earnings per share	$0.84	$0.89	$0.68
Diluted earnings per share	$0.82	$0.89	$0.67

(18) Merger

The Company acquired CenterState Bank of Florida (“CSB”), a $75 million independent commercial bank located in Winter Haven, Florida, at the close of business on December 31, 2002. The purchase price was a combination of stock and cash approximating $13.1 million. CSB stockholders received $2.40 cash and 0.53631 share of the Company’s common stock for each share of CSB common stock. The transaction was accounted for using the purchase method of accounting. Below is CSB’s condensed balance sheet immediately prior to the merger and immediately subsequent to the merger as of the merger date, December 31, 2002.

	Pre merger	Post merger
	Dec 31, 2002	Dec 31, 2002

Cash and due from banks	$2,945	$2,945
Federal funds sold and money market	8,616	8,616
Investments available for sale, at fair value	8,715	8,715
Loans	50,061	50,061
Allowance for loan losses	(675)	(675)
Bank premises and equipment, net	4,417	4,417
Goodwill	—	4,308
Core deposit intangible	—	739
All other assets	1,371	1,293

TOTAL ASSETS	$75,450	$80,419

Deposits	$62,886	$63,416
Securities sold under agreement to repurchase	3,616	3,616
Other liabilities	323	323
Stockholders’ Equity	8,625	13,064
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$75,450	$80,419

The pro-forma condensed consolidated statements of operations for 2002 and 2001 are shown below. These statements combine the Company’s actual consolidated statements of operations and CSB’s statements of operations as if the Companies had been combined effective January 1, 2001.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

	Pro-forma	Pro-forma
(in thousands of dollars)	2002	2001

Total interest income	$24,468	$26,004
Total interest expense	(8,372)	(11,208)

Net interest income	16,096	14,796
Provision for loan losses	(910)	(618)

Net interest income after provision for loan losses	15,186	14,178
Non-interest income	3,955	3,220
Non-interest expense	(16,277)	(13,808)

Income before income taxes	2,864	3,590
Income taxes	(1,059)	(1,358)
Net income	$1,805	$2,232

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 17th day of March, 2003.

CenterState BANKS OF FLORIDA, INC.

/s/ James H. White

James H. White Chairman of the Board

/s/ E. S. “Ernie” Pinner

E. S. “Ernie” Pinner President and Chief Executive Officer

/s/ James J. Antal

James J. Antal Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 17, 2003.

Signature	Title

/s/ James H. White James H. White	Chairman of the Board

/s/ E. S. “Ernie” Pinner E. S. “Ernie” Pinner	President and Chief Executive Officer and Director

Signature	Title

/s/ G. Robert Blanchard, Sr. G. Robert Blanchard, Sr.	Director

/s/ James H. Bingham James H. Bingham	Director

/s/ Terry W. Donley Terry W. Donley	Director

/s/ Bryan W. Judge Bryan W. Judge	Director

/s/ Samuel L. Lupfer, IV Samuel L. Lupfer, IV	Director

/s/ Lawrence W. Maxwell Lawrence W. Maxwell	Director

/s/ Thomas E. Oakley Thomas E. Oakley	Director

/s/ J. Thomas Rocker J. Thomas Rocker	Director

CERTIFICATIONS

I, Ernest S. Pinner, certify, that:

1.	I have reviewed this annual report on Form 10-K of CenterState Banks of Florida, Inc.

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 17, 2003	By:	/s/ Ernest S. Pinner

Ernest S. Pinner, President and Chief Executive Officer

I, James J. Antal, certify, that:

1.	I have reviewed this annual report on Form 10-K of CenterState Banks of Florida, Inc.

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 17, 2003	By:	/s/ James J. Antal

James J. Antal, Senior Vice President and Chief Financial Officer

CenterState Banks of Florida, Inc.
Form 10-K
For Fiscal Year Ending December 31, 2002

EXHIBIT INDEX

Exhibit		Page
No.	Exhibit	No.

13.1	Financial Statements of CenterState Banks of Florida, Inc. and subsidiaries

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

99.1	Certification of President and Chief Executive Officer

99.2	Certification of Chief Financial Officer