Form 10-Q
period 2003-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2003-05-08
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

X	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

YES   X                NO

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	3,363,657

(class)	Outstanding at March 31, 2003

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars)

	As of	As of
	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks	$24,967	$22,740
Federal funds sold and money market	60,928	61,302
Securities available for sale (at market value)	58,089	51,799
Loans	355,938	333,721
Less allowance for loan losses	(4,349)	(4,055)

Net Loans	351,589	329,666
Premises and equipment, net	21,169	20,315
Accrued interest receivable	1,763	1,995
Other real estate owned	182	65
Deferred income taxes, net	1,608	1,528
Goodwill	4,313	4,308
Core deposit intangible	713	739
Other assets	575	343

TOTAL ASSETS	$525,896	$494,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$93,500	$80,019
Demand — interest bearing	64,848	62,978
Savings and money market accounts	116,636	112,359
Time deposits	195,661	186,106

Total deposits	470,645	441,462
Securities sold under agreement to repurchase	13,358	10,005
Amount payable to shareholders	300	2,400
Accrued expenses and other liabilities	1,417	1,018

Total liabilities	485,720	454,885
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,363,657 and 3,362,068 shares issued and outstanding at March 31, 2003 and December 31, 2002 respectively	34	34
Additional paid-in capital	26,061	26,036
Retained earnings	13,882	13,523
Accumulated other comprehensive income	199	322

Total stockholders’ equity	40,176	39,915

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$525,896	$494,800

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
(in thousands of dollars, except per share data)

	Three months ended

	Mar 31, 2003	Mar 31, 2002

Interest income:
Loans	$5,560	$4,596
Investment securities	371	550
Federal funds sold and money market	193	169

	6,124	5,315

Interest expense:
Deposits	1,860	1,778
Securities sold under agreement to repurchase	16	10

	1,876	1,788

Net interest income	4,248	3,527
Provision for loan losses	302	180

Net interest income after loan loss provision	3,946	3,347

Other income:
Service charges on deposit accounts	712	572
Loan related fees	193	72
Commissions on sale of mutual funds and annuities	70	54
Other service charges and fees	201	172
Gain on sale of securities	—	11
Gain on sale of fixed asset	—	20

	1,176	901

Other expenses:
Salaries, wages and employee benefits	2,179	1,681
Occupancy and equipment expense	567	421
Depreciation of premises and equipment	382	248
Stationary, printing and supplies	104	84
Marketing expenses	63	54
Data processing expense	206	237
Legal, auditing and other professional fees	131	70
Other expenses	654	534

Total other expenses	4,286	3,329
Income before provision for income taxes	836	919
Provision for income taxes	309	342
Net income	$527	$577

Earnings per share:
Basic	$0.16	$0.20
Diluted	$0.15	$0.20
Common shares used in the calculation of earnings per share:
Basic	3,362,846	2,818,807
Diluted	3,426,655	2,869,191

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net Income	$527	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	302	180
Depreciation of premises and equipment	382	248
Amortization of purchase accounting adjustments related to the CSB merger	(59)	—
Net amortization/accretion of investments securities	135	6
Net deferred origination fees	34	28
Gain on sale of fixed asset	—	(20)
Realized gain on sale of available for sale securities	—	(11)
Deferred income taxes	(9)	—
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	232	235
Net change in other assets	(232)	(170)
Net change in accrued interest payable	10	(25)
Net change in accrued expenses and other liabilities	389	134

Net cash provided by operating activities	1,711	1,182

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	8,500	9,500
Proceeds from callable investment securities available for sale	8,000	1,000
Proceeds from sales of investment securities available for sale	—	2,050
Purchases of investment securities available for sale	(19,105)	(12,108)
Purchases of mortgage back securities available for sale	(5,144)	(2,075)
Proceeds from pay-downs of mortgage back securities available for sale	1,130	272
Proceeds from maturities of investment securities held to maturity	—	1,500
Increase in loans, net of repayments	(22,376)	(7,094)
Purchases of premises and equipment	(1,236)	(259)
Proceeds from sale of fixed assets	—	65
Decrease in amounts payable to shareholders relating to the CSB merger	(2,100)	—
Increase in goodwill due to cash payments for fractional shares related to CSB merger	(5)	—

Net cash used in investing activities	(32,336)	(7,149)

Cash flows from financing activities:
Net increase in demand and savings deposits	29,268	22,838
Net increase in other borrowings	3,353	40
Stock options exercised	25	3
Dividends paid	(168)	(141)

Net cash provided by financing activities	32,478	22,740

Net increase in cash and cash equivalents	1,853	16,773
Cash and cash equivalents, beginning of period	84,042	36,348

Cash and cash equivalents, end of period	$85,895	$53,121

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)
(continued)

Supplemental schedule of noncash transactions:
Market value adjustment- securities available-for-sale Market value adjustments- securities	($194)	($413)
Deferred income tax asset	71	157

Unrealized loss on securities available-for-sale	($123)	($256)

Cash paid during the period for:
Interest	$1,866	$1,813

Income taxes	$—	$51

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1:   Holding Company and Subsidiaries Background Information

     CenterState Banks of Florida, Inc (the “Company”) is a multi-bank holding company. The Company was formed on June 30, 2000, as part of the merger of First National Bank of Osceola County (“FNB/Osceola”), Community National Bank of Pasco County (“CNB/Pasco”) and First National Bank of Polk County (“FNB/Polk”), which were three previously independent banks in Central Florida. The business combination was accounted for using the pooling-of-interest accounting method. All historical financial information has been restated to reflect the merger.

     The Company acquired CenterState Bank of Florida (“CSB”) on December 31, 2002 in a stock and cash transaction. This transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the tangible assets, core deposit intangible ($739,000) and liabilities was approximately $4.3 million. This amount was recognized and recorded as goodwill.

     FNB/Osceola is a national bank charted in September 1989. It operates from three full service locations within Osceola County and two full service locations in Orange County, a contiguous county. CNB/Pasco is a national bank charted in November 1989. It operates from nine full service locations within Pasco, Lake, Sumter, Hernando and Citrus Counties. FNB/Polk is a national bank charted in February 1992. It operates from four full service locations within eastern Polk County. CSB is a state bank charted in April 2000. It operates from three full service and two specialty locations within western Polk County. C. S. Processing, Inc. (“CSP”) is a wholly owned subsidiary, equally owned by the Company’s four subsidiary banks. CSP was formed in 2001. It performs item processing and check rendering services for the Company’s four subsidiary banks.

     The Company, through its subsidiary banks, provides traditional deposit and lending products and services to its retail and commercial customers.

NOTE 2:   Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended March 31,

	2003			2002

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS
Net earnings available to common shareholders	$527	3,362,846	$0.16	$577	2,818,807	$0.20

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	$0	63,809		$0	50,384

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$527	3,426,655	$0.15	$577	2,869,191	$0.20

NOTE 4:   Comprehensive Income

     Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events are recorded directly in stockholders’ equity and must be displayed as other comprehensive income. The Company’s comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

     The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended
	Mar 31, 2003	Mar 31, 2002

Net income	$527	$577
Other comprehensive income, net of tax:
Unrealized holding loss arising during the period	(123)	(263)
Add: reclassified adjustments for gains included in net income, net of income taxes of $4 for the three month period ended March 31, 2002	—	7

Other comprehensive income, net of tax	(123)	(256)
Comprehensive income	$404	$321

NOTE 5:   Compensation programs

     Substantially all of the Company’s employees are covered under the Company’s employee benefit plan. Certain directors and key employees are covered under the Company’s stock option plans. The expenses of providing these plans are charged to income in the period the expenses are incurred.

     The Company applies Accounting Principle Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (amounts are in thousands of dollars except for per share data):

	Three month period ending
	March 31,

	2003	2002

Net income:
As reported	$527	$577
Pro forma	498	559
Diluted earnings per share:
As reported	0.15	0.20
Pro forma	0.15	0.19

NOTE 6:   Effect of new pronouncements

     In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. The Company is required to adopt SFAS No. 143 for the fiscal year beginning January 1, 2003. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests in variable interest entities created after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise beginning July 1, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The adoption of this Interpretation is not expected to have an effect on the financial statements of the Company.

NOTE 7:   Merger

     The Company acquired CSB, a $75 million independent commercial bank located in Winter Haven, Florida, at the close of business on December 31, 2002. The purchase price was a combination of stock and cash approximating $13.1 million. CSB stockholders received $2.40 cash and 0.53631 share of the Company’s common stock for each share of CSB common stock. The transaction was accounted for using the purchase method of accounting.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As discussed in other sections, the Company acquired a commercial bank, CSB, on December 31, 2002. As such, CSB’s financial position and results of operations are included in the Company’s results for the three month period ending March 31, 2003, but are not included in the results for the period ending March 31, 2002. Therefore, the reader should consider this when comparing balance sheets as well as income and expense items between the two periods.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2003 AND DECEMBER 31, 2002

Overview

     Total assets of the Company were $525.9 million as of March 31, 2003, compared to $494.8 million at December 31, 2002, an increase of $31.1 million or 6.3%. This increase was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal funds sold and money market

     Federal funds sold and money market was $60.9 million at March 31, 2003 as compared to $61.3 million at December 31, 2002, a decrease of $0.4 million or 0.65%. The Company has been holding more of their available funds in federal funds sold and money market instead of securities, during both period ends shown, primarily due to the relatively low rate of yields offered on short term U.S. Treasury and government agency securities.

Investment securities

     Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $58.1 million at March 31, 2003 compared to $51.8 million at December 31, 2002, an increase of $6.3 million or 12%. These securities have been recorded at market value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. Management uses its available-for-sale securities portfolio, as well as its federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding.

Loans

     Total gross loans were $356.5 million at March 31, 2003, compared to $334.2 million at December 31, 2002, an increase of $22.3 million or 6.7%. For the same period, real estate loans increased by $21.4 million or 8.4%, commercial loans increased by $0.6 million or 1.4%, and all other loans including consumer loans increased by $0.3 million or 0.8%. Total loans net of unearned fees and allowance for loan losses were $351.6 million at March 31, 2003, compared to $329.7 million at December 31, 2002, an increase of $21.9 million or 6.6%. The Company hired a senior lender in the third quarter of last year and three senior lenders in the fourth quarter, which was the primary reason for the increase in loans outstanding during the quarter ending March 31, 2003. During the three-year period ending December 31, 2002, the Company’s loan portfolio has grown at an average annual rate of approximately 16.9% per year. The largest annual growth rate was 18.2% and the smallest was 16.0%.

     The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Mar 31,	Dec 31,
	2003	2002

Real estate loans
Residential	$121,350	$114,183
Commercial	133,930	117,964
Construction	20,801	22,544

Total real estate loans	276,081	254,691
Commercial	44,211	43,607
Consumer and other loans	36,164	35,906

Gross loans	356,456	334,204
Unearned fees	(518)	(483)

Total loans net of unearned fees	355,938	333,721
Allowance for loan losses	(4,349)	(4,055)

Total loans net of unearned fees and allowance for loan losses	$351,589	$329,666

Credit quality and allowance for loan losses

     The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for probable losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At March 31, 2003, the allowance for loan losses was $4.3 million or 1.22% of total loans outstanding, compared to $4.1 million or 1.22%, at December 31, 2002.

     The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period end Mar 31,
	2003		2002

Allowance at beginning of period	$4,055		$3,076
Charge-offs
Commercial loans		7		—
Real estate loans	—		—
Consumer loans	14		13

Total charge-offs	21		13
Recoveries
Commercial loans		—		—
Real Estate loans	11		1
Consumer loans	2		8

Total recoveries	13		9
Net charge-offs	8		4
Provision for loan losses	302		180

Allowance at end of period	$4,349		$3,252

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

     The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Mar 31	Dec 31
	2003	2002

Non-accrual loans	$353	$402
Accruing loans past due over 90 days	780	996
Other real estate owned	182	65
Repossessed assets other than real estate	—	19

Total non-performing assets	$1,315	$1,482

As a percent of total assets	0.25%	0.30%

Allowance for loan losses	$4,349	$4,055

Allowance for loan losses to non performing loans	310%	274%

     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of March 31, 2003, management believes that its allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

     Bank premises and equipment was $21.2 million at March 31, 2003 compared to $20.3 million at December 31, 2002, resulting in an increase of $0.9 million or 4.4%. The increase was the result of purchases aggregating $1,236,000, which includes the purchase of land (approximately $1 million) for a future branch site, less depreciation of $382,000.

Deposits

     Total deposits were $470.6 million at March 31, 2003, compared to $441.5 million at December 31, 2002, an increase of $29.1 million or 6.6%. During the three month period ended March 31, 2003, demand deposits increased by $13.5 million (16.9%), NOW deposits increased by $1.9 million (3.0%), savings and money market accounts increased by $4.2 million (3.7%), and time deposits increased by $9.5 million (5.1%). The Company hired a senior lender in the third quarter of last year and three senior lenders in the fourth quarter, which was the primary reason for the increase in loans outstanding during the quarter ending March 31, 2003. The senior lenders are customer relationship managers, and as such, they will attract the deposit relationship along with the lending relationship. This was a significant factor contributing to the increase in deposits. In addition, two new full service branches opened during October 2002 and two “mini” branches opened in January 2003. The two “mini” branches are small branches that are opened for two to three days a week in two gated residential “active adult” communities in Florida. The branches are located in small offices inside the communities’ club-houses or other community facility and cater to the residents.

Repurchase agreements

     The Company enters into agreements to repurchase securities under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. These short-term borrowings totaled $13.4 million at March 31, 2003 compared to $10.0 million at December 31, 2002, resulting in an increase of $3.4 million, or 34%.

Stockholders’ equity

     Shareholders’ equity at March 31, 2003, was $40.2 million, or 7.6% of total assets, compared to $39.9 million, or 8.1% of total assets at December 31, 2002. The increase in stockholders’ equity was due to year-to-date net income ($527 thousand) and stock options exercised ($25 thousand) less dividends paid ($168 thousand), and a net decrease in the market value of securities available for sale, net of deferred taxes ($123 thousand). The Company paid a dividend of $0.05 per share on March 31, 2003 to shareholders of record as of the close of business on March 14, 2003.

     The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2003, each of the Company’s four subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

     Selected consolidated capital ratios at March 31, 2003 and December 31, 2002 are presented in the table below.

	Actual		Well capitalized			Excess

	Amount	Ratio	Amount	Ratio		Amount

March 31, 2003 need call reports from banks
Total capital (to risk weighted assets)	$38,582	10.9%	$35,315	>	10%	$3,267
Tier 1 capital (to risk weighted assets)	34,233	9.7%	21,189	>	6%	13,044
Tier 1 capital (to average assets)	34,233	6.8%	25,076	>	5%	9,157
December 31, 2002
Total capital (to risk weighted assets)	$37,646	11.2%	$33,743	>	10%	$3,903
Tier 1 capital (to risk weighted assets)	33,591	10.0%	20,246	>	6%	13,345
Tier 1 capital (to average assets)	33,591	8.5%	19,677	>	5%	13,914

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Overview

     Net income for the three months ended March 31, 2003 was $527 thousand or $0.16 per share basic and $0.15 per share diluted, compared to $577 thousand or $0.20 per share basic and diluted for the same period in 2002.

     The return on average equity (“ROE”), calculated on an annualized basis, for the three month period ended March 31, 2003 was 5.25%, as compared to 8.21% for the same period in 2002.

Net interest income/margin

     As discussed in other sections, the Company acquired a commercial bank, CSB, on December 31, 2002. As such, CSB’s average interest earning assets and interest bearing liabilities are included in the Company’s results for the three month period ended March 31, 2003, but are not included in the results for the period ended March 31, 2002. Therefore, the reader should consider this when comparing average balances and resulting interest income and expense between the two periods.

     Net interest income increased $721 thousand or 20.4% to $4.248 million during the three month period ended March 31, 2003 compared to $3.527 million for the same period in 2002. The $721 thousand increase was the result of a $809 thousand increase in interest income less a $88 thousand increase in interest expense.

     Interest earning assets averaged $461.3 million during the three month period ended March 31, 2003 as compared to $327.0 million for the same period in 2002, an increase of $134.3 million, or 41.1%. The yield on average interest earning assets decreased 1.19% to 5.31% during the three month period ended March 31, 2003, compared to 6.50% for the same period in 2002. The combined net effects of the $134.3 million increase in average interest earning assets and the 1.19% decrease in yield on average interest earning assets resulted in the $809 thousand increase in interest income between the two periods.

     Interest bearing liabilities averaged $381.2 million during the three month period ended March 31, 2003 as compared to $272.9 million for the same period in 2002, an increase of $108.3 million, or 39.7%. The cost of average interest bearing liabilities decreased 0.65% to 1.97% during the three month period ended March 31, 2003, compared to 2.62% for the same period in 2002. The combined net effects of the $108.3 million increase in average interest bearing liabilities and the 0.65% decrease in cost on average interest bearing liabilities resulted in the $88 thousand increase in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2003 and 2002 (in thousands of dollars).

	Three months ended March 31,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

Loans (1)(2)	$344,193	$5,560	6.46%	$247,787	$4,596	7.42%
Securities (3)	117,081	564	1.93%	79,217	719	3.63%

Total earning assets	461,274	6,124	5.31%	327,004	5,315	6.50%
Allowance for Loan Losses	(4,176)			(3,139)
All other assets	50,167			36,205

Total assets	$507,265			$360,070

Deposits (4)	370,587	1,860	2.01%	268,628	1,778	2.65%
Borrowings	10,576	16	0.61%	4,259	10	0.94%

Total interest bearing liabilities	381,163	1,876	1.97%	272,887	1,788	2.62%
Demand deposits	83,742			58,038
Other liabilities	2,211			1,041
Shareholders’ equity	40,149			28,104
Total liabilities and shareholders’ equity	$507,265			$360,070

Net interest spread (5)			3.34%			3.88%

Net interest income		$4,248			$3,527

Net interest margin (6)			3.68%			4.31%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $32 thousand and $185 thousand for the three month periods ended March 31, 2003 and 2002.
Note 3:	Includes securities available-for-sale, securities held-to-maturity, federal funds sold and money market.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 6:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

     The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $302 thousand for the three month period ended March 31, 2003 compared to $180 thousand for the same period in 2002. The increase was due to the increase in the loan portfolio, relating to the acquisition of CenterState Bank, and the loan mix of the Company’s loan portfolio.

Non-interest income

     Non-interest income for the three months ended March 31, 2003 increased $275 thousand, or 31%, to $1,176,000, compared to $901,000 for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB. The largest portion of the increase ($140 thousand) was related to service charges on deposit accounts. Loan related fees, primarily commissions earned on brokering single family fixed rate loans, late payment charges and other non loan origination related fees, increased $121 thousand. All other service charges, fees and other non-interest income combined produced a net increase of $14 thousand. Non-interest income (annualized) as a percentage of total average assets was 0.93% for the three months ended March 31, 2003, compared to 1.00% for the same period in 2002.

Non-interest expense

     Non-interest expense for the three months ended March 31, 2003 increased $957 thousand, or 29%, to $4.286 million, compared to $3.329 million for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB. In addition, two new full service branches were opened in October 2002. As with CSB, the operating expenses related to these two new additional branches are included in the three month period ending March 31, 2003 and not during the same period in 2002.

     The largest portion of the increase ($498 thousand) is due to the increase in salaries, wages and employee benefits. Occupancy expenses, including depreciation, increased $280 thousand. All other operating expenses combined produced a net increase of $179 thousand.

Provision for income taxes

     The income tax provision for the three months ended March 31, 2003 was $309 thousand (an effective rate of 37.0%) compared to $342 thousand (an effective rate of 37.2%) for the same period in 2002.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

     Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2002 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2002. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2003. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

	Exhibit 99.1	The President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 99.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.
(Registrant)

Date: May 8, 2003	By:	/s/ ERNEST S. PINNER

Ernest S. Pinner President and Chief Executive Officer

Date: May 8, 2003	By:	/s/ JAMES J. ANTAL

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

Date: May 8, 2003	By:	/s/ ERNEST S. PINNER

Ernest S. Pinner President and Chief Executive Officer

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

Date: May 8, 2003	By:	/s/ JAMES J. ANTAL

James J. Antal Senior Vice President and Chief Financial Officer