Form 10-Q
period 2003-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2003-08-08
CIK 1102266

U. S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

YES   X    NO

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	3,365,380

(class)	Outstanding at June 30, 2003

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars)

	As of	As of
ASSETS	June 30, 2003	December 31, 2002

Cash and due from banks	$23,692	$22,740
Federal funds sold and money market	56,803	61,302
Securities available for sale (at market value)	68,017	51,799
Loans	373,616	333,721
Less allowance for loan losses	(4,628)	(4,055)

Net Loans	368,988	329,666
Premises and equipment, net	21,141	20,315
Accrued interest receivable	1,979	1,995
Other real estate owned	229	65
Deferred income taxes, net	1,526	1,528
Goodwill	4,675	4,308
Core deposit intangible	688	739
Other assets	513	343

TOTAL ASSETS	$548,251	$494,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$96,489	$80,019
Demand — interest bearing	64,808	62,978
Savings and money market accounts	116,483	112,359
Time deposits	207,140	186,106

Total deposits	484,920	441,462
Securities sold under agreement to repurchase	18,599	10,005
Note payable	2,150	—
Amount payable to shareholders	200	2,400
Accrued expenses and other liabilities	1,221	1,018

Total liabilities	507,090	454,885
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,365,380 and 3,362,068 shares issued and outstanding at June 30, 2003 and December 31, 2002 respectively	34	34
Additional paid-in capital	26,447	26,036
Retained earnings	14,393	13,523
Accumulated other comprehensive income	287	322

Total stockholders’ equity	41,161	39,915

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$548,251	$494,800

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(in thousands of dollars, except per share data)

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Interest income:
Loans	$5,803	$4,541	$11,363	$9,137
Investment securities	341	482	712	1,032
Federal funds sold and money market	200	164	393	333

	6,344	5,187	12,468	10,502

Interest expense:
Deposits	1,848	1,659	3,708	3,437
Securities sold under agreement to repurchase	25	11	41	21
Note payable	3	—	3	—

	1,876	1,670	3,752	3,458

Net interest income	4,468	3,517	8,716	7,044
Provision for loan losses	286	169	588	349

Net interest income after loan loss provision	4,182	3,348	8,128	6,695

Other income:
Service charges on deposit accounts	727	553	1,439	1,126
Other service charges and fees	446	302	910	599
Gain on sale of securities	—	10	—	21
Gain (loss) on sale of fixed asset	—	(2)	—	18

	1,173	863	2,349	1,764

Other expenses:
Salaries, wages and employee benefits	2,223	1,611	4,402	3,292
Occupancy expense	557	442	1,124	863
Depreciation of premises and equipment	375	276	757	524
Stationary, printing and supplies	130	106	234	190
Marketing expenses	67	49	130	103
Data processing expense	191	378	397	616
Legal, auditing and other professional fees	124	111	255	181
Other expenses	595	485	1,249	1,018

Total other expenses	4,262	3,458	8,548	6,787
Income before provision for income taxes	1,093	753	1,929	1,672
Provision for income taxes	414	291	723	633

Net income	$679	$462	$1,206	$1,039

Earnings per share:
Basic	$0.20	$0.16	$0.36	$0.37
Diluted	$0.20	$0.16	$0.35	$0.36
Common shares used in the calculation of earnings per share:
Basic	3,364,369	2,822,423	3,363,612	2,820,625
Diluted	3,430,304	2,878,243	3,427,982	2,871,787

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net Income	$1,206	$1,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	588	349
Depreciation of premises and equipment	757	524
Amortization of purchase accounting adjustments related to the CSB merger	(103)	—
Net amortization/accretion of investments securities	297	47
Net deferred origination fees	18	44
Gain on sale of fixed asset	—	(18)
Deferred income taxes	29	1
Realized gain on sale of available for sale securities	—	(21)
Tax deduction in excess of book deduction on options exercised	—	9
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	16	272
Net change in other assets	(170)	123
Net change in accrued interest payable	(10)	(43)
Net change in accrued expenses and other liabilities	213	(78)

Net cash provided by operating activities	2,841	2,248

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	10,500	14,500
Proceeds from callable investment securities available for sale	10,000	1,080
Proceeds from sales of investment securities available for sale	—	5,049
Purchases of investment securities available for sale	(27,135)	(16,227)
Purchases of mortgage back securities available for sale	(12,768)	(2,075)
Proceeds from pay-downs of mortgage back securities available for sale	2,826	545
Proceeds from maturities of investment securities held to maturity	—	1,500
Increase in loans, net of repayments	(40,092)	(15,202)
Purchases of premises and equipment	(1,583)	(649)
Proceeds from sale of fixed asset	—	69
Decrease in amounts payable to shareholders	(2,200)	—
Increase in goodwill due to cash payments for fractional shares related to CSB merger	(5)	—

Net cash used in investing activities	(60,457)	(11,410)

Cash flows from financing activities:
Net increase in demand and savings deposits	43,612	25,983
Net increase (decrease) in other borrowings	8,594	(477)
Net increase notes payable	2,150	---)
Stock options exercised	49	38
Net increase in minority interest of subsidiary	—	10
Dividends paid	(336)	(282)

Net cash provided by financing activities	54,069	25,272

Net (decrease) increase in cash and cash equivalents	(3,547)	16,110
Cash and cash equivalents, beginning of period	84,042	36,348

Cash and cash equivalents, end of period	$80,495	$52,458

Centerstate Banks of Florida, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)
(continued)

Supplemental schedule of noncash transactions:
Market value adjustment- securities available-for-sale
Market value adjustments- securities	($62)	($297)
Deferred income tax asset	27	110

Unrealized loss on securities available-for-sale	($35)	($187)

Transfer of loan to other real estate owned	$164	$65

Purchase price adjustment related to CSB acquisition	$362	—

Cash paid during the period for:
Interest	$3,759	$3,501

Income taxes	$680	$891

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

     The Company acquired CenterState Bank of Florida (“CSB”) on December 31, 2002 in a stock and cash transaction. This transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the tangible assets, core deposit intangible ($739,000) and liabilities was approximately $4.7 million. This amount was recognized and recorded as goodwill.

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

NOTE 2: Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six month periods ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended June 30,

	2003			2002

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS
Net earnings available to common shareholders	$679	3,364,369	$0.20	$462	2,822,423	$0.16

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	65,935		$0	55,820

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$679	3,430,304	$0.20	$462	2,878,243	$0.16

	For the six months ended June 30,

	2003			2002

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS
Net earnings available to common shareholders	$1,206	3,363,612	$0.36	$1,039	2,820,625	$0.37

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	64,370		$0	51,162

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$1,206	3,427,982	$0.35	$1,039	2,871,787	$0.36

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

The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Six months ended

	Jun 30, 2003	Jun 30, 2002	Jun 30, 2003	Jun 30, 2002

Net income	$679	$462	$1,206	$1,039
Other comprehensive income, net of tax:
Unrealized holding gain (loss) arising during the period	88	63	(35)	(200)
Add: reclassified adjustments for gains included in net income, net of income taxes of $4 and $8 for the three and six month periods ended June 30, 2002	—	6	—	13

Other comprehensive income (loss), net of tax	88	69	(35)	(187)
Comprehensive income	$767	$531	$1,171	$852

NOTE 5: Compensation programs

     Substantially all of the Company’s employees are covered under the Company’s employee benefit plan. The expenses of providing these benefit plans are charged to income in the period the expenses are incurred. In addition, certain directors and key employees are covered under the Company’s stock option plans.

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

	Three month period		Six month period
	ending March 31,		ending March 31,

	2003	2002	2003	2002

Net Income
As reported	$679	$462	$1,206	$1,039
Pro forma	651	441	1,149	1,000
Diluted earnings per share
As reported	$0.20	$0.16	$0.35	$0.36
Pro forma	0.19	0.15	0.34	0.35

NOTE 6: Effect of new pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. The Company is required to adopt SFAS No. 143 for the fiscal year beginning January 1, 2003. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

     The adoption of this Statement is not expected to have an effect on the financial statements of the Company.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have an effect on the financial statements of the Company.

NOTE 7: Merger

     The Company acquired CSB (a non publicly traded commercial bank) on December 31, 2002 for a combination of stock and cash. Shareholders of CSB received $2.40 cash and .53631 share of the Company’s common stock for each share of common stock of CSB. The Company recorded this transaction using the purchase method of accounting. As allowed under SFAS No. 141, the Company completed its purchase price allocation review during the quarter ended June 30, 2003 and recorded an increase in goodwill and additional paid in capital related to the exchange of employee stock options from CSB to the Company in the amount of $362,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and may be identified by terminology such as ``may,’’ ``will,’’ ``should,’’ ``expects,’’ ``scheduled,’’ ``plans,’’ ``intends’’, ``anticipates,’’ ``believes,’’ ``estimates,’’ ``potential,’’ or ``continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the factors described throughout this report. We cannot be assured that future results, levels of activity, performance or goals will be achieved.

     As discussed in other sections, the Company acquired a commercial bank, CSB, on December 31, 2002. As such, CSB’s financial position and results of operations are included in the Company’s results for the three month and six month periods ending June 30, 2003, but are not included in the results for the three month and six month periods ending June 30, 2002. Therefore, the reader should consider this when comparing balance sheets as well as income and expense items between these periods.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2003 AND DECEMBER 31, 2002

Overview

     Total assets of the Company were $548.3 million as of June 30, 2003, compared to $494.8 million at December 31, 2002, an increase of $53.5 million or 10.8%. This increase was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal funds sold and money market

     Federal funds sold and money market was $56.8 million at June 30, 2003 (approximately 10.4% of total assets) as compared to $61.3 million at December 31, 2002 (approximately 12.4% of total assets), a decrease of $4.5 million or 7.3%. The Company has decreased federal funds sold and money market in total dollars and as a percent of total assets outstanding, and increased investment securities, as part of its investment and liquidity management goals and objective.

Investment securities

     Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $68.0 million at June 30, 2003 (approximately 12.4% of total assets) compared to $51.8 million at December 31, 2002 (approximately 10.5% of total assets), an increase of $16.2 million or 31.3%. The Company has increased investment securities in total dollars and as a percent of total assets outstanding, and decreased federal funds sold and money market, as part of its investment and liquidity management goals and objectives. These securities have been recorded at market value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates.

Loans

     Total gross loans were $374.1 million at June 30, 2003, compared to $334.2 million at December 31, 2002, an increase of $39.9 million or 11.9%. For the same period, real estate loans increased by $34.6 million or 13.6%, commercial loans increased by $2.9 million or 6.7%, and all other loans including consumer loans increased by $2.4 million or 6.7%. Total loans net of unearned fees were $373.6 million at June 30, 2003, compared to $333.7 million at December 31, 2002, an increase of $39.9 million or 12.0% (24% annualized). The Company hired a senior lender in the third quarter of last year and three senior lenders in the fourth quarter, which was the primary reason for the increase in loans outstanding at June 30, 2003 compared to December 31, 2002. The Company also opened two new full service branches in October 2002, two “mini” branches in January 2003, and two additional “mini” branches in June 2003. The “mini” branches are small branches that are opened for limited hours located in gated residential “active adult” communities in Florida. These branches are located in small offices inside the communities’ club-houses or other community facility and cater to the residents. During the three-year period ending December 31, 2002, the Company’s loan portfolio has grown at an average annual rate of approximately 16.9% per year. The largest annual growth rate was 18.2% and the smallest was 16.0%.

     The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	June 30,	Dec 31,
	2003	2002

Real Estate Loans
Residential	$128,754	$114,183
Commercial	141,803	117,964
Construction	18,705	22,544

Total Real Estate	289,262	254,691
Commercial	46,542	43,607
Other	38,313	35,906

Gross Loans	374,117	334,204
Unearned fees	(501)	(483)

Total loans net of unearned fees	373,616	333,721
Allowance for loan losses	(4,628)	(4,055)
Total loans net of unearned fees And allowance for loan losses	$368,988	$329,666

Credit quality and allowance for loan losses

     The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At June 30, 2003, the allowance for loan losses was $4.6 million or 1.24% of total loans outstanding, compared to $4.1 million or 1.22%, at December 31, 2002.

     The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Six month period end June 30,

	2003	2002

Allowance at beginning of period	$4,055	$3,076
Charge-offs
Commercial Loans	15	21
Real Estate Loans	4	127
Consumer Loans	15	42

Total charge-offs	34	190
Recoveries
Commercial Loans	—	1
Real Estate Loans	11	3
Consumer Loans	8	18

Total recoveries	19	22
Net charge-offs	15	168
Provision for loan losses	588	349

Allowance at end of period	$4,628	$3,257

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

     The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	June 30	Dec 31
	2003	2002

Non-Accrual Loans	$1,098	$402
Accruing Loans Past Due over 90 days	524	996
Other Real Estate Owned	229	65
Repossessed assets other than real estate	38	19

Total Non-Performing Assets	$1,889	$1,482

As a Percent of Total Assets	0.34%	0.30%

Allowance for Loan Losses	$4,628	$4,055

Allowance for loan losses to non performing loans	245%	274%

     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of June 30, 2003, management believes that its allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

     Bank premises and equipment was $21.1 million at June 30, 2003 compared to $20.3 million at December 31, 2002, an increase of $0.8 million or 3.9%. The increase was a result of purchases aggregating $1,583,000, which includes the purchase of land (approximately $1 million) for two future branch sites, less depreciation of $757,000.

Deposits

     Total deposits were $484.9 million at June 30, 2003, compared to $441.5 million at December 31, 2002, an increase of $43.4 million or 9.8%. During the six month period ended June 30, 2003, demand deposits increased by $16.5 million (20.6%), NOW deposits increased by $1.8 million (2.9%), savings and money market accounts increased by $4.1 million (3.6%), and time deposits increased by $21.0 million (11.3%). The Company hired a senior lender in the third quarter of last year and three senior lenders in the fourth quarter, which was the primary reason for the increase in deposits outstanding during the six month period ending June 30, 2003. The senior lenders are customer relationship managers, and as such, they will attract the deposit relationship along with the lending relationship. In addition, two new full service branches opened during October 2002, two “mini” branches opened in January 2003, and two additional “mini” branches opened in June 2003. The “mini” branches are small branches that are opened for two to three days a week in gated residential “active adult” communities in Florida. The branches are located in small offices inside the communities’ club-houses or other community facility and cater to the residents.

Repurchase agreements

     The Company enters into agreements to repurchase securities under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. These short-term borrowings totaled $18.6 million at June 30, 2003 compared to $10.0 million at December 31, 2002, an increase of $8.6 million, or 86%. The primary reason for the increase was due to the additional business developed by the additional senior lenders (relationship managers) discussed earlier under “Deposits” and “Loans.”

Note payable

     During the most recent quarter, the Company entered into an unsecured borrowing facility with a large regional bank. The facility is a two year $2.4 million line of credit with a floating interest rate of LIBOR +1.75%. At June 30, 2003, the balance outstanding was $2,150,000.

     Part of the CSB acquisition transaction was a cash payment to shareholders of $2.4 million ($2.40 per share). As of June 30, 2003, $2.2 million had been paid to former CSB shareholders. The Company used this line of credit primarily to fund these shareholder payments. The Company may issue long-term debt in the form of a Trust Preferred Security during the second half of 2003. The funds raised in this expected transaction will be used to repay the shorter-term $2.4 million note and capitalize future asset growth.

Stockholders’ equity

     Shareholders’ equity at June 30, 2003, was $41.161 million, or 7.5% of total assets, compared to $39.915 million, or 8.1% of total assets at December 31, 2002. The increase in stockholders’ equity was due to year-to-date net income ($1.206 million), stock options exercised ($49 thousand), an increase in paid in capital ($362 thousand) related to the conversion of stock options discussed in “Note 7: Merger,” less dividends paid ($336 thousand), and a net decrease in the market value of securities available for sale, net of deferred taxes ($35 thousand). The Company paid a dividend of $0.05 per share on March 31, 2003 to shareholders of record as of the close of business on March 14, 2003, and $0.05 per share on June 30, 2003 to shareholders of record as of the close of business on June 13, 2003.

     The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2003, each of the Company’s four subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

     Selected consolidated capital ratios at June 30, 2003 and December 31, 2002 are presented in the table below.

	Actual		Well capitalized		Excess

	Amount	Ratio	Amount	Ratio	Amount

June 30, 2003
Total capital (to risk weighted assets)	$39,518	10.7%	$36,970	> 10%	$2,548
Tier 1 capital (to risk weighted assets)	34,897	9.4%	22,182	> 6%	12,715
Tier 1 capital (to average assets)	34,897	6.6%	26,635	> 5%	8,262
December 31, 2002
Total capital (to risk weighted assets)	$37,646	11.2%	$33,743	> 10%	$3,903
Tier 1 capital (to risk weighted assets)	33,591	10.0%	20,246	> 6%	13,345
Tier 1 capital (to average assets)	33,591	8.5%	19,677	> 5%	13,914

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Overview

     Net income for the three months ended June 30, 2003 was $679 thousand or $0.20 per share basic and diluted, compared to $462 thousand or $0.16 per share basic and diluted for the same period in 2002. Data processing conversion expenses of approximately $234 thousand (approximately $146 thousand net of tax) was recognized during the quarter ended June 30, 2002. If not for these data processing conversion expenses, net income for the three months ended June 30, 2002 would have been approximately $608 thousand or $0.22 per share basic and $0.21 per share diluted. Data processing conversion expense is discussed below under the topic of non interest expenses.

     The return on average equity (“ROE”), calculated on an annualized basis, for the three month period ended June 30, 2003 was 6.67%, as compared to 6.60% for the same period in 2002.

Net interest income/margin

     As discussed in other sections, the Company acquired a commercial bank, CSB, on December 31, 2002. As such, CSB’s average interest earning assets and interest bearing liabilities are included in the Company’s results for the three month period ended June 30, 2003, but are not included in the results for the period ended June 30, 2002. Therefore, the reader should consider this when comparing average balances and resulting interest income and expense between the two periods.

     Net interest income increased $951 thousand or 27% to $4.468 million during the three month period ended June 30, 2003 compared to $3.517 million for the same period in 2002. The $951 thousand increase was the result of a $1.157 million increase in interest income less a $206 thousand increase in interest expense.

     Interest earning assets averaged $491.9 million during the three month period ended June 30, 2003 as compared to $334.4 million for the same period in 2002, an increase of $157.5 million, or 47%. The yield on average interest earning assets decreased 1.05% to 5.16% during the three month period ended June 30, 2003, compared to 6.21% for the same period in 2002. The combined net effects of the $157.5 million increase in average interest earning assets and the 1.05% decrease in yield on average interest earning assets resulted in the $1.157 million increase in interest income between the two periods.

     Interest bearing liabilities averaged $404.5 million during the three month period ended June 30, 2003 as compared to $273.7 million for the same period in 2002, an increase of $130.8 million, or 48%. The cost of average interest bearing liabilities decreased 0.59% to 1.85% during the three month period ended June 30, 2003, compared to 2.44% for the same period in 2002. The combined net effects of the $130.8 million increase in average interest bearing liabilities and the 0.59% decrease in cost on average interest bearing liabilities resulted in the $206 thousand increase in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2003 and 2002 (in thousands of dollars).

	Three months ended June 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc/Exp	Rate

Loans (1) (2)	$363,886	$5,803	6.38%	$255,403	$4,541	7.11%
Securities (3)	127,986	541	1.69%	78,956	646	3.27%

Total Earning Assets	491,872	6,344	5.16%	334,359	5,187	6.21%
Allowance for loan losses	(4,460)			(3,292)
All other assets	51,267			32,933

Total Assets	$538,679			$364,000

Deposits (4)	387,691	1,848	1.91%	269,614	1,659	2.46%
Borrowings (5)	16,841	28	0.67%	4,044	11	1.09%

Total Interest Bearing Liabilities	404,532	1,876	1.85%	273,658	1,670	2.44%
Demand deposits	91,847			60,935
Other liabilities	1,679			1,280
Minority shareholder interest	—			109
Shareholders’ Equity	40,621			28,018

Total Liabilities and Shareholders’ Equity	$538,679			$364,000

Net Interest Spread (6)			3.31%			3.77%

Net Interest Income		$4,468			$3,517

Net Interest Margin (7)			3.63%			4.21%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $32 thousand and $48 thousand for the three month periods ended June 30, 2003 and 2002.
Note 3:	Includes securities available-for-sale, federal funds sold and money market.
Note 4: Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Includes repurchase agreements and a note payable.
Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 7:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

     The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $286 thousand for the three month period ended June 30, 2003 compared to $169 thousand for the same period in 2002. The increase was due to the increase in the loan portfolio, relating to the inclusion of CSB operations, and the loan mix of the Company’s loan portfolio.

Non-interest income

     Non-interest income for the three months ended June 30, 2003 increased $310 thousand, or 36%, to $1.173 million, compared to $863 thousand for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB. The largest portion of the increase ($174 thousand) was related to service charges on deposit accounts. Loan related fees, primarily commissions earned on brokering single family fixed rate loans, late payment charges and other non loan origination related fees, increased $126 thousand. All other service charges, fees and other non-interest income combined produced a net increase of $10 thousand. Non-interest income (annualized) as a percentage of total average assets was 0.87% for the three months ended June 30, 2003, compared to 0.95% for the same period in 2002.

Non-interest expense

     Non-interest expense for the three months ended June 30, 2003 increased $804 thousand, or 23%, to $4.262 million, compared to $3.458 million for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB. In addition, two new full service branches were opened in October 2002. As with CSB, the operating expenses related to these two new additional branches are included in the three month period ending June 30, 2003 and not during the same period in 2002.

     The largest portion of the increase ($612 thousand) is due to the increase in salaries, wages and employee benefits. Occupancy expenses, including depreciation, increased $214 thousand. Data processing expense decreased $187 thousand primarily due to the conversion of item processing from an outsourcing expense to in-house processing during the first half of 2002, which was also a contributing factor in the increase of salary related expenses and occupancy expenses during the current quarter. All other operating expenses combined produced a net increase of $165 thousand.

Provision for income taxes

     The income tax provision for the three months ended June 30, 2003 was $414 thousand (an effective rate of 37.9%) compared to $291 thousand (an effective rate of 38.6%) for the same period in 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Overview

     Net income for the six months ended June 30, 2003 was $1.206 million or $0.36 per share basic and $0.35 per share diluted, compared to $1.039 million or $0.37 per share basic and $0.36 per share diluted for the same period in 2002.

     Data processing conversion expenses of approximately $296 thousand (approximately $185 thousand net of tax) was recognized during the six month period ending June 30, 2002. If not for these data processing conversion expenses, net income would have been approximately $1.224 million or $0.43 per share basic and $0.43 per share diluted. Data processing conversion expense is discussed below under the topic of non interest expenses.

     The return on average equity (“ROE”), calculated on an annualized basis, for the six month period ended June 30, 2003 was 5.97%, as compared to 7.41% for the same period in 2002.

Net interest income/margin

     As discussed in other sections, the Company acquired a commercial bank, CSB, on December 31, 2002. As such, CSB’s average interest earning assets and interest bearing liabilities are included in the Company’s results for the six month period ended June 30, 2003, but are not included in the results for the period ended June 30, 2002. Therefore, the reader should consider this when comparing average balances and resulting interest income and expense between the two periods.

     Net interest income increased $1.672 million or 24% to $8.716 million during the six month period ended June 30, 2003 compared to $7.044 million for the same period in 2002. The $1.672 million increase was the result of a $1.966 million increase in interest income and a $294 thousand increase in interest expense.

     Interest earning assets averaged $476.6 million during the six month period ended June 30, 2003 as compared to $330.7 million for the same period in 2002, an increase of $145.9 million, or 44%. The yield on average interest earning assets decreased 1.12% to 5.23% during the six month period ended June 30, 2003, compared to 6.35% for the same period in 2002. The combined net effects of the $145.9 million increase in average interest earning assets and the 1.12% decrease in yield on average interest earning assets resulted in the $1.966 million increase in interest income between the two periods.

     Interest bearing liabilities averaged $392.8 million during the six month period ended June 30, 2003 as compared to $273.3 million for the same period in 2002, an increase of $119.5 million, or 44%. The cost of average interest bearing liabilities decreased 0.62% to 1.91% during the six month period ended June 30, 2003, compared to 2.53% for the same period in 2002. The combined net effects of the $119.5 million increase in average interest bearing liabilities and the 0.62% decrease in cost on average interest bearing liabilities resulted in the $294 thousand increase in interest expense between the two periods.

     The table below summarizes, the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2003 and 2002 (in thousands of dollars).

	Six months ended June 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate

Loans (1) (2)	$354,040	$11,363	6.42%	$251,594	$9,137	7.26%
Securities (3)	122,533	1,105	1.80%	79,087	1,365	3.45%

Total Earning Assets	476,573	12,468	5.23%	330,681	10,502	6.35%
Allowance for loan losses	(4,318)			(3,215)
All other assets	50,717			34,569

Total Assets	$522,972			$362,035

Deposits (4)	379,139	3,708	1.96%	269,121	3,437	2.55%
Borrowings (5)	13,709	44	0.64%	4,151	21	1.01%

Total Interest Bearing Liabilities	392,848	3,752	1.91%	273,272	3,458	2.53%
Demand deposits	87,794			59,486
Other liabilities	1,945			1,111
Minority shareholder interest	—			105
Shareholders’ Equity	40,385			28,061

Total Liabilities and Shareholders’ Equity	$522,972			$362,035

Net Interest Spread (6)			3.32%			3.82%

Net Interest Income		$8,716			$7,044

Net Interest Margin (7)			3.66%			4.26%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $65 thousand and $234 thousand for the six month periods ended June 30, 2003 and 2002.
Note 3:	Includes securities available-for-sale, federal funds sold and money market.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes repurchase agreements and a note payable.
Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 7:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

     The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $588 thousand for the six month period ended June 30, 2003 compared to $349 thousand for the same period in 2002. The increase was due to the increase in the loan portfolio, relating to the inclusion of CSB operations, and the loan mix of the Company’s loan portfolio.

Non-interest income

     Non-interest income for the six months ended June 30, 2003 increased $585 thousand, or 33%, to $2.349 million, compared to $1.764 million for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB. The largest portion of the increase ($313 thousand) was related to service charges on deposit accounts. Loan related fees, primarily commissions earned on brokering single family fixed rate loans, late payment charges and other non loan origination related fees, increased $276 thousand. All other service charges, fees and other non-interest income combined produced a net decrease of $4 thousand. Non-interest income (annualized) as a percentage of total average assets was 0.90% for the six months ended June 30, 2003, compared to 0.97% for the same period in 2002.

Non-interest expense

     Non-interest expense for the six months ended June 30, 2003 increased $1.761 million, or 26%, to $8.548 million, compared to $6.787 million for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB.

     Salaries and employee benefits increased by $1.11 million (34%), occupancy and depreciation expenses increased by $494 thousand (36%), data processing expenses (includes item processing and conversion expenses) decreased by $219 thousand (36%), and all remaining expenses together resulted in an increase of $376 thousand (25%).

     Although the primary reason for the increase in non-interest expense was the December 31, 2002 acquisition of CSB, other contributing factors involved included the following.

     Two new branches were opened during October 2002. Two “mini” branches were opened in January 2003 and two in June 2003. The expenses related to these branches were included in the six month period ending June 30, 2003 but not in the corresponding period in 2002.

     The FNB/Osceola bank and the CNB/Pasco bank converted their data processing to a new service bureau during the first half of 2002, as well as converted their item processing from an outsourcing firm to an in-house process. The conversion expenses (approximately $296 thousand) recognized in the first half of 2002, increased data processing expenses for the six month period ending June 30, 2002. In addition, since these last two banks converted their item processing function from an outsourced function to an in house process in March and April of 2002, data processing expense decreased during the six month period ending June 30, 2003 and because this function is now subsequently performed in-house, salary/employee benefits and occupancy expenses have increased.

     All four of the Company’s subsidiary banks have now completed their conversions to the same service bureau for their core data processing, and the same general ledger with the same standard chart of accounts. In addition, all four subsidiary banks have also converted their item processing to the Company’s wholly owned subsidiary, C.S. Processing, Inc. In addition to the expected future efficiencies and cost savings, management believes this strategy of control over the item processing function will enhance the quality of the service provided the customer.

Provision for income taxes

     The income tax provision for the six months ended June 30, 2003 was $723 thousand (an effective rate of 37.5%) compared to $633 thousand (an effective rate of 37.9%) for the same period in 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

     Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2002 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2002. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2003. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in internal controls

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer, and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Shareholders

At the April 29, 2003 annual shareholders’ meeting, the Company’s shareholders reelected all the Company’s Directors.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1	The President and Chief Executive Officers Certification required under section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	The Chief Financial Officer’s certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	The President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Earnings press release for quarter ending March 31, 2003.

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

CENTERSTATE BANKS OF FLORIDA, INC.
(Registrant)

Date:	August 8, 2003	By:	/s/ ERNEST S. PINNER

Ernest S. Pinner President and Chief Executive Officer

Date:	August 8, 2003	By:	/s/ JAMES J. ANTAL

James J. Antal Senior Vice President and Chief Financial Officer