Form 10-Q
period 2003-09-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2003-11-07
CIK 1102266

U. S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from              to

Commission file number 333-95087

CENTERSTATE BANKS OF FLORIDA, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	59-3606741
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1101 First Street South, Suite 202

Winter Haven, Florida 33880

(Address of Principal Executive Offices)

(863) 293-2600

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES   ☒  NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	3,365,380
(class)	Outstanding at September 30, 2003

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of September 30, 2003	As of December 31, 2002
ASSETS
Cash and due from banks	$22,473	$22,740
Federal funds sold and money market	51,894	61,302
Securities available for sale (at market value)	79,715	51,799

Loans	397,192	333,721
Less allowance for loan losses	(4,786)	(4,055)

Net Loans	392,406	329,666

Premises and equipment, net	21,704	20,315
Accrued interest receivable	1,888	1,995
Other real estate owned	182	65
Deferred income taxes, net	2,077	1,528
Goodwill	4,675	4,308
Core deposit intangible	662	739
Other assets	910	343

TOTAL ASSETS	$578,586	$494,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$103,402	$80,019
Demand - interest bearing	71,073	62,978
Savings and money market accounts	121,685	112,359
Time deposits	212,135	186,106

Total deposits	508,295	441,462

Securities sold under agreement to repurchase	17,340	10,005
Trust preferred security	10,000	—
Amount payable to shareholders	65	2,400
Accrued expenses and other liabilities	1,574	1,018

Total liabilities	537,274	454,885

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,365,380 and 3,362,068 shares issued and outstanding at September 30, 2003 and December 31, 2002 respectively	34	34
Additional paid-in capital	26,447	26,036
Retained earnings	14,858	13,523
Accumulated other comprehensive (loss) income	(27)	322

Total stockholders’ equity	41,312	39,915

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$578,586	$494,800

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
Interest income:
Loans	$5,973	$4,642	$17,336	$13,779
Investment securities	386	400	1,098	1,432
Federal funds sold and money market	139	197	532	530

	6,498	5,239	18,966	15,741

Interest expense:
Deposits	1,782	1,688	5,490	5,125
Securities sold under agreement to repurchase	17	11	58	32
Note payable	15	—	18	—
Trust preferred security	8	—	8	—

	1,822	1,699	5,574	5,157

Net interest income	4,676	3,540	13,392	10,584

Provision for loan losses	240	145	828	494

Net interest income after loan loss provision	4,436	3,395	12,564	10,090

Other income:
Service charges on deposit accounts	724	647	2,163	1,773
Other service charges and fees	429	285	1,339	884
Gain on sale of securities	—	—	—	21
(Loss) gain on sale of fixed asset	—	(12)	—	6

	1,153	920	3,502	2,684

Other expenses:
Salaries, wages and employee benefits	2,281	1,650	6,683	4,942
Occupancy expense	595	435	1,719	1,298
Depreciation of premises and equipment	376	293	1,133	817
Stationary, printing and supplies	113	94	347	284
Marketing expenses	73	33	203	136
Data processing expense	201	126	598	742
Legal, auditing and other professional fees	128	83	383	264
Other expenses	757	535	2,006	1,553

Total other expenses	4,524	3,249	13,072	10,036

Income before provision for income taxes	1,065	1,066	2,994	2,738
Provision for income taxes	398	380	1,121	1,013

Net income	$667	$686	$1,873	$1,725

Earnings per share:
Basic	$0.20	$0.24	$0.56	$0.61
Diluted	$0.19	$0.24	$0.55	$0.60
Common shares used in the calculation of earnings per share:
Basic	3,365,380	2,825,758	3,364,208	2,822,355
Diluted	3,431,094	2,879,705	3,429,420	2,879,170

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net Income	$1,873	$1,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	828	494
Depreciation of premises and equipment	1,133	817
Amortization of purchase accounting adjustments related to the CSB merger	(138)	—
Net amortization/accretion of investments securities	477	89
Net deferred origination fees	45	63
Gain on sale of fixed asset	—	(6)
Deferred income taxes	(346)	—
Realized gain on sale of available for sale securities	—	(21)
Tax deduction in excess of book deduction on options exercised	—	9
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	107	509
Net change in other assets	(567)	150
Net change in accrued expenses and other liabilities	556	56

Net cash provided by operating activities	3,968	3,885

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	16,000	23,500
Proceeds from callable investment securities available for sale	13,000	2,155
Proceeds from sales of investment securities available for sale	—	5,049
Purchases of investment securities available for sale	(38,155)	(17,227)
Purchases of mortgage back securities available for sale	(25,283)	(4,074)
Proceeds from pay-downs of mortgage backed securities available for sale	5,493	1,266
Proceeds from maturities of investment securities held to maturity	—	1,500
Increase in loans, net of repayments	(63,777)	(26,435)
Purchases of premises and equipment	(2,522)	(1,125)
Proceeds from sale of fixed asset	—	81
Proceeds from sale of other real estate owned	47	—
Decrease in amounts payable to shareholders	(2,335)	—
Increase in goodwill due to cash payments for fractional shares related to CSB merger	(5)	—

Net cash used in investing activities	(97,537)	(15,310)

Cash flows from financing activities:
Net increase in demand and savings deposits	67,048	37,623
Net increase (decrease) in other borrowings	7,335	(508)
Net increase in Trust Preferred Security	10,000	—
Stock options exercised	49	38
Net increase in minority interest of subsidiary	—	20
Dividends paid	(538)	(423)

Net cash provided by financing activities	83,894	36,750

Net (decrease) increase in cash and cash equivalents	(9,675)	25,325
Cash and cash equivalents, beginning of period	84,042	36,348

Cash and cash equivalents, end of period	$74,367	$61,673

Supplemental schedule of noncash transactions:
Market value adjustment- securities available-for-sale
Market value adjustments- securities	$(552)	$(325)
Deferred income tax asset	203	121

Unrealized loss on securities available-for-sale	$(349)	$(204)

Transfer of loan to other real estate owned	$164	$65

Purchase price adjustment related to CSB acquisition	$362	—

Cash paid during the period for:
Interest	$5,573	$5,182

Income taxes	$1,330	$1,268

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

NOTE 2: Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended September 30,
	2003			2002
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$667	3,365,380	$0.20	$686	2,825,758	$0.24

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	65,714		$0	53,947

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$667	3,431,094	$0.19	$686	2,879,705	$0.24

	For the nine months ended September 30,
	2003			2002
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$1,873	3,364,208	$0.56	$1,725	2,822,355	$0.61

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	65,212		$0	56,815

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$1,873	3,429,420	$0.55	$1,725	2,879,170	$0.60

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

The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Nine months ended
	Sep 30, 2003	Sep 30, 2002	Sep 30, 2003	Sep 30, 2002
Net income	$667	$686	$1,873	$1,725

Other comprehensive income, net of tax:
Unrealized holding loss arising during the period	(314)	(17)	(349)	(217)
Add: reclassified adjustments for gains included in net income, net of income taxes of $8 for the nine month period ended September 30, 2002	—	—	—	13

Other comprehensive loss, net of tax	(314)	(17)	(349)	(204)

Comprehensive income	$353	$669	$1,524	$1,521

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

	Three month period ending September 30,		Nine month period ending September 30,
	2003	2002	2003	2002
Net Income
As reported	$667	$686	$1,873	$1,725
Pro forma	643	662	1,783	1,662

Diluted earnings per share
As reported	$0.19	$0.24	$0.55	$0.60
Pro forma	0.19	0.23	0.52	0.58

NOTE 6: Trust preferred security

On September 22, 2003, the Company issued a floating rate trust preferred security in the amount of $10,000,000. The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) a wholly owned statutory trust subsidiary for the purpose of issuing trust preferred securities. The Trust used the proceeds from the issuance of the trust preferred security to acquire a junior subordinated note of the Company. The trust preferred security essentially mirrors the debt security, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt security (three month LIBOR plus 305 basis points). The initial rate in effect at the time of issuance was 4.19% and is subject to change quarterly. The debt security and the trust preferred security each have 30-year lives. The trust preferred security and the debt security are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

NOTE 7: Effect of new pronouncements

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s consolidated financial statements. The Company has made the required disclosures in the notes of the consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests in variable interest entities created after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise beginning December 15, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

FIN 46 may have an impact on the accounting treatment of the trust preferred securities issued and the ability for those instruments to provide Tier 1 capital. The accounting standard setters are currently evaluating the impact of FIN 46 with regard to whether the Trust should continue to be consolidated. The Banking regulators are currently evaluating what impact, if any, will the accounting community’s eventual decision regarding consolidation versus deconsolidation, have with regard to the instruments inclusion as Tier 1 capital. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. Assuming no change in the Federal Reserve regulation, the adoption of FIN 46 is not expected to have any additional material impact on the Company’s financial condition or operating results.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material effect on the financial statements of the Company.

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

NOTE 8: Merger

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

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends”, “anticipates,” “believes,” “estimates,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the factors described throughout this report. We cannot be assured that future results, levels of activity, performance or goals will be achieved.

As discussed in other sections, the Company acquired a commercial bank, CSB, on December 31, 2002. As such, CSB’s financial position and results of operations are included in the Company’s results for the three month and nine month periods ending September 30, 2003, but are not included in the results for the three month and nine month periods ending September 30, 2002. Therefore, the reader should consider this when comparing balance sheets as well as income and expense items between these periods.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Overview

Total assets of the Company were $578.6 million as of September 30, 2003, compared to $494.8 million at December 31, 2002, an increase of $83.8 million or 16.9%. This increase was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal funds sold and money market

Federal funds sold and money market was $51.9 million at September 30, 2003, or approximately 9.0% of total assets, as compared to $61.3 million at December 31, 2002, or approximately 12.4% of total assets, a decrease of $9.4 million or 15.3%. The Company has decreased federal funds sold and money market in total dollars and as a percent of total assets outstanding, and increased investment securities, as part of its investment and liquidity management goals and objectives.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $79.7 million at September 30, 2003, or approximately 13.8% of total assets, compared to $51.8 million at December 31, 2002, or approximately 10.5% of total assets, an increase of $27.9 million or 53.9%. The Company has increased investment securities in total dollars and as a percent of total assets outstanding, and decreased federal funds sold and money market, as part of its investment and liquidity management goals and objectives. These securities have been recorded at market value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates.

Loans

Total gross loans were $397.7 million at September 30, 2003, compared to $334.2 million at December 31, 2002, an increase of $63.5 million or 19%. For the same period, real estate loans increased by $50.5 million or 19.8%, commercial loans increased by $11.1 million or 25.5%, and all other loans including consumer loans increased by $1.9 million or 5.3%. Total loans net of unearned fees were $397.2 million at September 30, 2003, compared to $333.7 million at December 31, 2002, an increase of $63.5 million or 19%. The Company hired a senior lender in the third quarter of last year and three senior lenders in the fourth quarter, which was the primary reason for the increase in loans outstanding at September 30, 2003 compared to December 31, 2002. The Company also opened two new full service branches in October 2002, two “mini” branches in January 2003, and two additional “mini” branches in June 2003. The “mini” branches are small branches that are opened for limited hours located in gated residential “active adult” communities in Florida. These branches are located in small offices inside the communities’ club-houses or other community facility and cater to the residents. During the three-year period ending December 31, 2002, the Company’s loan portfolio has grown at an average annual rate of approximately 16.9% per year. The largest annual growth rate was 18.2% and the smallest was 16.0%.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30, 2003	Dec 31, 2002
Real Estate Loans
Residential	$136,339	$114,183
Commercial	149,079	117,964
Construction	19,741	22,544

Total Real Estate	305,159	254,691

Commercial	54,713	43,607
Other	37,848	35,906

Gross Loans	397,720	334,204

Unearned fees	(528)	(483)

Total loans net of unearned fees	397,192	333,721

Allowance for loan losses	(4,786)	(4,055)

Total loans net of unearned fees And allowance for loan losses	$392,406	$329,666

Credit quality and allowance for loan losses

The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At September 30, 2003, the allowance for loan losses was $4.8 million or 1.21% of total loans outstanding, compared to $4.1 million or 1.22%, at December 31, 2002.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Nine month period end Sept 30,
	2003	2002
Allowance at beginning of period	$4,055	$3,076
Charge-offs
Commercial loans	56	21
Real Estate loans	48	128
Consumer loans	36	58

Total charge-offs	140	207

Recoveries
Commercial loans	—	1
Real Estate loans	19	3
Consumer loans	24	20

Total recoveries	43	24

Net charge-offs	97	183
Provision for loan losses	828	494

Allowance at end of period	$4,786	$3,387

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Sept 30 2003	Dec 31 2002
Non-accrual loans	$1,314	$402
Accruing loans past due over 90 days	158	996
Other real estate owned	182	65
Repossessed assets other than real estate	4	19

Total non-performing assets	$1,658	$1,482

As a percent of total assets	0.29%	0.30%

Allowance for loan losses	$4,786	$4,055

Allowance for loan losses to non performing loans	289%	274%

Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of September 30, 2003, management believes that its allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $21.7 million at September 30, 2003 compared to $20.3 million at December 31, 2002, an increase of $1.4 million or 6.9%. The increase was a result of purchases aggregating $2,522,000, which includes the purchase of land (approximately $1 million) for two future branch sites, less depreciation of $1,133,000.

Deposits

Total deposits were $508.3 million at September 30, 2003, compared to $441.5 million at December 31, 2002, an increase of $66.8 million or 15.1%. During the nine month period ended September 30, 2003, demand deposits increased by $23.4 million (29.3%), NOW deposits increased by $8.1 million (12.9%), savings and money market accounts increased by $9.3 million (8.3%), and time deposits increased by $26.0 million (14.0%). The Company hired a senior lender in the third quarter of last year and three senior lenders in the fourth quarter, which was the primary reason for the increase in deposits outstanding during the nine month period ending September 30, 2003. The senior lenders are customer relationship managers, and as such, they will attract the deposit relationship along with the lending relationship. In addition, two new full service branches opened during October 2002, two “mini” branches opened in January 2003, and two additional “mini” branches opened in June 2003. The “mini” branches are small branches that are opened for two to three days a week in gated residential “active adult” communities in Florida. The branches are located in small offices inside the communities’ club-houses or other community facility and cater to the residents.

Repurchase agreements

The Company enters into agreements to repurchase securities under which the Company pledges investment securities owned and under its control as collateral against borrowed funds. These short-term (generally overnight) borrowing arrangements are primarily executed with business customers of the Company’s subsidiary banks. These customers have selected a repurchase transaction relationship as opposed to a conventional deposit account, such as a money market account, generally because they may hold deposits in excess of the FDIC insurance limits and may also require access to the funds multiple times during any given month in excess of the maximum number of transactions allowed with insured money market accounts. These short-term borrowings totaled $17.3 million at September 30, 2003 compared to $10.0 million at December 31, 2002, an increase of $7.3 million, or 73%. The primary reason for the increase was due to the additional business developed by the additional senior lenders (relationship managers) discussed earlier under “Deposits” and “Loans.” That is, along with the new lending relationship the lending officers acquire, a deposit relationship is also generally developed with the business customer, which may include repurchase agreements.

Note payable

During the quarter ended June 30, 2003, the Company entered into an unsecured borrowing facility with a large regional bank. The facility is a two year $2.4 million line of credit with a floating interest rate of LIBOR +1.75%. At September 30, 2003, the balance outstanding was $100 compared to the outstanding balance of $2,150,000 at June 30, 2003. The facility was paid down using funds from the issuance of trust preferred securities issued on September 22, 2003 described below.

Trust preferred security

On September 22, 2003, the Company issued a floating rate trust preferred security in the amount of $10,000,000. The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) a wholly owned statutory trust subsidiary for the purpose of issuing trust preferred securities. The Trust used the proceeds from the issuance of the trust preferred security to acquire a junior subordinated note of the Company. The trust preferred security essentially mirrors the debt security, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 305 basis points). The initial rate in effect at the time of issuance was 4.19% and is subject to change quarterly. The debt security and the trust preferred security each have 30-year lives. The trust preferred security and the debt security are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

The Company used a portion of the $10,000,000 of capital received to pay down a $2,150,000 short-term borrowing facility. The Company intends to use the remainder to capitalize the future growth of its subsidiary banks and/or possible future acquisitions.

Stockholders’ equity

Shareholders’ equity at September 30, 2003, was $41.312 million, or 7.1% of total assets, compared to $39.915 million, or 8.1% of total assets at December 31, 2002. The increase in stockholders’ equity was due to year-to-date net income ($1.873 million), stock options exercised ($49 thousand), an increase in paid in capital ($362 thousand) related to the conversion of stock options discussed in “Note 7: Merger,” less dividends paid ($538 thousand), and a net decrease in the market value of securities available for sale, net of deferred taxes ($349 thousand). The Company paid quarterly dividends during the current year as follows:

dividend amount	record date	payment date
$0.06	Sept 15, 2003	Sept 30, 2003
$0.05	June 13, 2003	June 30, 2003
$0.05	Mar 14, 2003	Mar 31, 2003

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2003, each of the Company’s four subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2003 and December 31, 2002 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2003
Total capital (to risk weighted assets)	$50,453	12.9%	$39,182	> 10%	$11,271
Tier 1 capital (to risk weighted assets)	45,667	11.7%	23,509	> 6%	22,158
Tier 1 capital (to average assets)	45,667	8.2%	27,791	> 5%	17,876

December 31, 2002
Total capital (to risk weighted assets)	$37,646	11.2%	$33,743	> 10%	$3,903
Tier 1 capital (to risk weighted assets)	33,591	10.0%	20,246	> 6%	13,345
Tier 1 capital (to average assets)	33,591	8.5%	19,677	> 5%	13,914

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Overview

Net income for the three months ended September 30, 2003 was $667 thousand or $0.20 per share basic and $0.19 per share diluted, compared to $686 thousand or $0.24 per share basic and diluted for the same period in 2002.

The return on average equity (“ROE”), calculated on an annualized basis, for the three month period ended September 30, 2003 was 6.47%, as compared to 9.53% for the same period in 2002.

Net interest income/margin

As discussed in other sections, the Company acquired a commercial bank, CSB, on December 31, 2002. As such, CSB’s average interest earning assets and interest bearing liabilities are included in the Company’s results for the three month period ended September 30, 2003, but are not included in the results for the period ended September 30, 2002. Therefore, the reader should consider this when comparing average balances and resulting interest income and expense between the two periods.

Net interest income increased $1.136 million or 32% to $4.676 million during the three month period ended September 30, 2003 compared to $3.540 million for the same period in 2002. The $1.136 million increase was the result of a $1.259 million increase in interest income less a $123 thousand increase in interest expense.

Interest earning assets averaged $513.4 million during the three month period ended September 30, 2003 as compared to $344.2 million for the same period in 2002, an increase of $169.2 million, or 49%. The yield on average interest earning assets decreased 1.03% to 5.06% during the three month period ended September 30, 2003, compared to 6.09% for the same period in 2002. The combined net effects of the $169.2 million increase in average interest earning assets and the 1.03% decrease in yield on average interest earning assets resulted in the $1.259 million increase in interest income between the two periods.

Interest bearing liabilities averaged $419.2 million during the three month period ended September 30, 2003 as compared to $279.1 million for the same period in 2002, an increase of $140.1 million, or 50%. The cost of average interest bearing liabilities decreased 0.70% to 1.74% during the three month period ended September 30, 2003, compared to 2.44% for the same period in 2002. The combined net effects of the $140.1 million increase in average interest bearing liabilities and the 0.70% decrease in cost on average interest bearing liabilities resulted in the $123 thousand increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2003 and 2002 (in thousands of dollars).

	Three months ended September 30,
	2003			2002
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2)	$381,838	$5,973	6.26%	$264,860	$4,642	7.01%
Securities (3)	131,558	525	1.60%	79,346	597	3.01%

Total Earning Assets	513,396	6,498	5.06%	344,206	5,239	6.09%

Allowance for loan losses	(4,699)			(3,311)
All other assets	52,797			31,533

Total Assets	$561,494			$372,428

Deposits (4)	398,304	1,782	1.79%	274,665	1,688	2.46%
Borrowings (5)	20,934	40	0.76%	4,408	11	1.00%

Total Interest Bearing Liabilities	419,238	1,822	1.74%	279,073	1,699	2.44%

Demand deposits	98,174			63,506
Other liabilities	2,826			959
Minority shareholder interest	—			111
Shareholders’ Equity	41,256			28,779

Total Liabilities and Shareholders’ Equity	$561,494			$372,428

Net Interest Spread (6)			3.32%			3.65%

Net Interest Income		$4,676			$3,540

Net Interest Margin (7)			3.64%			4.11%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $50 thousand and $43 thousand for the three month periods ended September 30, 2003 and 2002.
Note 3:	Includes securities available-for-sale, federal funds sold and money market.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes repurchase agreements, note payable and trust preferred security.
Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 7:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $240 thousand for the three month period ended September 30, 2003 compared to $145 thousand for the same period in 2002. The increase was due to the increase in the loan portfolio, including the addition of CSB operations, and the loan mix of the Company’s loan portfolio.

Non-interest income

Non-interest income for the three months ended September 30, 2003 increased $233 thousand, or 25%, to $1.153 million, compared to $920 thousand for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB. The largest portion of the increase ($119 thousand) was related to loan related fees, primarily commissions earned on brokering single family fixed rate loans, late payment charges and other non loan origination related fees. Service charges on deposit accounts increased $77 thousand, and all other service charges, fees and other non-interest income combined produced a net increase of $37 thousand. Non-interest income (annualized) as a percentage of total average assets was 0.82% for the three months ended September 30, 2003, compared to 0.99% for the same period in 2002.

Non-interest expense

Non-interest expense for the three months ended September 30, 2003 increased $1.275 million, or 39%, to $4.524 million, compared to $3.249 million for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB. In addition, two new full service branches were opened in October 2002 and two “mini” branches were opened in January 2003 and two in June 2003. As with CSB, the operating expenses related to these two new additional branches are included in the three month period ending September 30, 2003 and not during the same period in 2002.

The largest portion of the increase ($631 thousand) is due to the increase in salaries, wages and employee benefits. Occupancy expenses, including depreciation, increased $243 thousand. Data processing expense increased $75 thousand. All other operating expenses combined produced a net increase of $326 thousand

Provision for income taxes

The income tax provision for the three months ended September 30, 2003 was $398 thousand (an effective rate of 37.4%) compared to $380 thousand (an effective rate of 35.6%) for the same period in 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Overview

Net income for the nine months ended September 30, 2003 was $1.873 million or $0.56 per share basic and $0.55 per share diluted, compared to $1.725 million or $0.61 per share basic and $0.60 per share diluted for the same period in 2002.

Data processing conversion expenses of approximately $296 thousand (approximately $185 thousand net of tax), or approximately $0.07 per share basic and $0.06 per share diluted, was recognized during the nine month period ending September 30, 2002. Data processing conversion expense is discussed below under the topic of non interest expenses.

The return on average equity (“ROE”), calculated on an annualized basis, for the nine month period ended September 30, 2003 was 6.14%, as compared to 8.13% for the same period in 2002.

Net interest income/margin

As discussed in other sections, the Company acquired a commercial bank, CSB, on December 31, 2002. As such, CSB’s average interest earning assets and interest bearing liabilities are included in the Company’s results for the nine month period ended September 30, 2003, but are not included in the results for the period ended September 30, 2002. Therefore, the reader should consider this when comparing average balances and resulting interest income and expense between the two periods.

Net interest income increased $2.808 million or 27% to $13.392 million during the nine month period ended September 30, 2003 compared to $10.584 million for the same period in 2002. The $2.808 million increase was the result of a $3.225 million increase in interest income and a $417 thousand increase in interest expense.

Interest earning assets averaged $488.8 million during the nine month period ended September 30, 2003 as compared to $335.2 million for the same period in 2002, an increase of $153.6 million, or 46%. The yield on average interest earning assets decreased 1.09% to 5.17% during the nine month period ended September 30, 2003, compared to 6.26% for the same period in 2002. The combined net effects of the $153.6 million increase in average interest earning assets and the 1.09% decrease in yield on average interest earning assets resulted in the $3.225 million increase in interest income between the two periods.

Interest bearing liabilities averaged $401.6 million during the nine month period ended September 30, 2003 as compared to $275.2 million for the same period in 2002, an increase of $126.4 million, or 46%. The cost of average interest bearing liabilities decreased 0.65% to 1.85% during the nine month period ended September 30, 2003, compared to 2.50% for the same period in 2002. The combined net effects of the $126.4 million increase in average interest bearing liabilities and the 0.65% decrease in cost on average interest bearing liabilities resulted in the $417 thousand increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2003 and 2002 (in thousands of dollars).

	Nine months ended September 30,
	2003			2002
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2)	$363,306	$17,336	6.36%	$256,016	$13,779	7.18%
Securities (3)	125,541	1,630	1.73%	79,173	1,962	3.30%

Total Earning Assets	488,847	18,966	5.17%	335,189	15,741	6.26%

Allowance for loan losses	(4,445)			(3,247)
All other assets	51,411			33,557

Total Assets	$535,813			$365,499

Deposits (4)	385,528	5,490	1.90%	270,969	5,125	2.52%
Borrowings (5)	16,117	84	0.69%	4,237	32	1.01%

Total Interest Bearing Liabilities	401,645	5,574	1.85%	275,206	5,157	2.50%

Demand deposits	91,254			60,826
Other liabilities	2,239			1,060
Minority shareholder interest	—			107
Shareholders’ Equity	40,675			28,300

Total Liabilities and Shareholders’ Equity	$535,813			$365,499

Net Interest Spread (6)			3.32%			3.76%

Net Interest Income		$13,392			$10,584

Net Interest Margin (7)			3.65%			4.21%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $115 thousand and $277 thousand for the nine month periods ended September 30, 2003 and 2002.
Note 3:	Includes securities available-for-sale, federal funds sold and money market.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes repurchase agreements, note payable and trust preferred security.
Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 7:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $828 thousand for the nine month period ended September 30, 2003 compared to $494 thousand for the same period in 2002. The increase was due to the increase in the loan portfolio, including the addition of CSB operations, and the loan growth during the current year.

Non-interest income

Non-interest income for the nine months ended September 30, 2003 increased $818 thousand, or 30%, to $3.502 million, compared to $2.684 million for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB. Service charges on deposit accounts increased $390 thousand. Loan related fees, primarily commissions earned on brokering single family fixed rate loans, late payment charges and other non loan origination related fees, increased $390 thousand. All other service charges, fees and other non-interest income combined produced a net increase of $38 thousand. Non-interest income (annualized) as a percentage of total average assets was 0.87% for the nine months ended September 30, 2003, compared to 0.98% for the same period in 2002.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2003 increased $3.036 million, or 30%, to $13.072 million, compared to $10.036 million for the same period in 2002, primarily due to the December 31, 2002 acquisition of CSB.

Salaries and employee benefits increased by $1.741 million (35%), occupancy and depreciation expenses increased by $737 thousand (35%), data processing expenses (includes item processing and conversion expenses) decreased by $144 thousand (19%), and all remaining expenses together resulted in an increase of $702 thousand (31%).

Although the primary reason for the increase in non-interest expense was the December 31, 2002 acquisition of CSB, other contributing factors involved included the following.

Two new branches were opened during October 2002. Two “mini” branches were opened in January 2003 and two in June 2003. The expenses related to these branches were included in the nine month period ending September 30, 2003 but not in the corresponding period in 2002.

The FNB/Osceola bank and the CNB/Pasco bank converted their data processing to a new service bureau during the first half of 2002, as well as converted their item processing from an outsourcing firm to an in-house process. The conversion expenses (approximately $296 thousand) recognized in the first half of 2002, increased data processing expenses for the nine month period ending September 30, 2002.

Provision for income taxes

The income tax provision for the nine months ended September 30, 2003 was $1.121 million (an effective rate of 37.4%) compared to $1.013 million (an effective rate of 37.0%) for the same period in 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2002 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2002. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2003. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the quarter covered by this report that have materially effected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Shareholders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1	The President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Earnings press release for quarter ending June 30, 2003.

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

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: November 6, 2003	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
President and Chief Executive Officer

Date: November 6, 2003	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer