Form 10-K
period 2003-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2004-03-26
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-95087

CENTERSTATE BANKS OF FLORIDA, INC.

(Name of registrant as specified in its charter)

Florida	59-3606741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 First Street South, Suite 202, Winter Haven, Florida	33880
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (863) 293-2600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The issuer’s revenues for its most recent fiscal year were $30,489,000.

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,730,056 shares) on February 27, 2004, was approximately $53,017,687. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $19.42 per share on February 27, 2004. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of March 10, 2004 there were issued and outstanding 3,378,137 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-K.

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

First National/Osceola and Community National Bank commenced operations in 1989 and First National/Polk commenced operations in 1992. Each of the these three banks is subject to examination and regulation by the Office of the Comptroller of the Currency (“Comptroller of the Currency”) and to a certain extent by the Federal Deposit Insurance Corporation (the “FDIC”). First National/Osceola’s operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, Ocoee and Orlando, Florida. First National/Polk’s operations are conducted from its main office located in Winter Haven, Florida, and branch offices located in Haines City, Davenport and Lake Alfred, Florida. Community National Bank’s operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Wildwood, Dade City, Inverness, and Spring Hill, Florida. CenterState Bank, which commenced operations in April 2000, is subject to examination and regulation by the Florida Department of Financial Services (the “Florida Department”) and the FDIC. CenterState Bank conducts its operations from its main office in Winter Haven, Florida and at branch offices in Auburndale, Florida and Lakeland, Florida.

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

At December 31, 2003, CenterState’s primary assets were its ownership of stock of each of the four Banks. At December 31, 2003, CenterState had total consolidated assets of $608.9 million, total consolidated deposits of $538.2 million, and total consolidated stockholders’ equity of $42.0 million.

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

Lending Activities

CenterState offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in CenterState’s market area. CenterState’s consolidated net loans at December 31, 2003 and 2002 were $409.0 million, or 67% and $329.7 million or 67%, respectively, of total CenterState consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. CenterState has no foreign loans or loans for highly leveraged transactions.

CenterState’s loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of CenterState’s loans are made on a secured basis. As of December 31, 2003, approximately 76% of CenterState’s consolidated loan portfolio consisted of loans secured by mortgages on real estate and 14% of the loan portfolio consisted of commercial loans. At the same date, 10% of CenterState’s loan portfolio consisted of consumer and other loans.

The Company’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Polk, Osceola, Pasco, Hernando, Citrus, Sumter and Orange counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 14% of the Company’s total loan portfolio as of December 31, 2003, compared to 13% at December 31, 2002.

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

For additional information regarding the Company’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

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

Deposit Activities

Deposits are the major source of the Company’s funds for lending and other investment activities. The Company considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 59% and 58% of the Company’s consolidated total deposits at December 31, 2003 and 2002, respectively. Approximately 41% of the

Company’s consolidated deposits at December 31, 2003, were certificates of deposit compared to 42% at December 31, 2002. Generally, the Company attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 15% of the Company’s consolidated total deposits at December 31, 2003 and 14% at December 31, 2002. The majority of the deposits of the Company are generated from Polk, Osceola and Pasco counties. The Company does not currently accept brokered deposits. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Investments

The Company invests a portion of its assets in U.S. Treasury securities, obligations of U.S. government agencies, mortgage backed securities and federal funds sold. The Company’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

With respect to the Company’s investment portfolio, the Company’s total portfolio may be invested in U.S. Treasury securities, obligations of U.S. government agencies, and mortgage backed securities because such securities generally represent a minimal investment risk. Occasionally, the Company may purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). Federal funds sold and money market account is the excess cash the Company has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

The Company monitors changes in financial markets. In addition to investments for its portfolio, the Company monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury securities, obligations of U.S. government agencies, mortgage backed securities and federal funds. The remainder of the investment account may be placed in investment securities of different type and/or longer maturity. Daily surplus funds are sold in the federal funds market for one business day. The Company attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Company needs cash, or economic conditions change to a more favorable rate environment.

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

Management of the Company has established correspondent relationships with Federal Home Loan Bank, Independent Bankers’ Bank of Florida, Alabama National Bank and SunTrust Banks. The Company pays for such services.

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

The Federal Reserve Bank has approved the Company’s election to become a bank holding company. The Company thus has expanded financial affiliation opportunities as long as the Banks remain “well-capitalized” and “well-managed” depository institutions, and have at least a “satisfactory” rating under the Community Reinvestment Act of 1997. As of December 31, 2003, the Banks met all three criteria for the Company’s continued qualification as a bank holding company.

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

There are various statutory limitations on the ability of the Company to pay dividends. The bank regulatory agencies also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of the Banks to pay dividends to the Company, see Part II - Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

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

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2003, CenterState’s Tier 1 and total risk-based capital ratios were 11.3% and 12.5%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2003, CenterState’s leverage ratio was 7.8%.

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

As of December 31, 2003, CenterState and the Banks met the capital requirements of a “well capitalized” institution.

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

Employees

As of December 31, 2003, CenterState and the Banks collectively had 254 full-time equivalent employees. The employees are not represented by a collective bargaining unit. CenterState and the Banks consider relations with employees to be good.

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of the Company’s business activities.

Item 2. Properties

CenterState owns no real property. It occupies office space in the main office building of CenterState Bank, which is located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The shares of Company Common Stock commenced trading on the OTC Bulletin Board on January 26, 2002 and on the Nasdaq National Market System on February 20, 2002. The following sets forth the high and low trading prices for certain trades of the Company Common Stock that occurred in transactions of Company Common Stock since January 26, 2002:

	2003			2002
	High	Low	Volume Shares	High	Low	Volume Shares
1st Quarter	$19.76	$17.08	131,500	$18.86	$15.98	61,800
2nd Quarter	20.37	19.05	77,300	22.23	18.86	105,200
3rd Quarter	20.25	18.96	66,000	21.15	17.30	86,900
4th Quarter	20.00	18.78	90,900	20.39	18.46	78,000

As reported by the Company’s stock transfer agent, the Company had approximately 1,300 shareholders of record as of December 31, 2003.

Dividends

The Company pays dividends quarterly, payable on the last business day of the calendar quarter. The following sets forth the per share cash dividends paid during 2003 and 2002.

	2003	2002
1st Quarter	$0.05	$0.05
2nd Quarter	$0.05	$0.05
3rd Quarter	$0.06	$0.05
4th Quarter	$0.06	$0.05

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

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2003 and 2002, and the three year period ended December 31, 2003, presented elsewhere herein.

Selected Consolidated Financial Data

December 31

(Dollars in thousands except for share and per share data)	2003	2002	2001	2000	1999
SUMMARY OF OPERATIONS:
Total interest income	$25,802	$21,048	$23,513	$22,263	$19,102
Total interest expense	(7,532)	(6,892)	(9,826)	(9,647)	(8,318)

Net interest income	18,270	14,156	13,687	12,616	10,784
Provision for loan losses	(1,243)	(644)	(577)	(614)	(258)

Net interest income after provision for loan losses	17,027	13,512	13,110	12,002	10,526
Non-interest income	4,687	3,660	3,062	2,384	1,907
Non-interest expense	(17,547)	(13,397)	(12,143)	(11,154)	(9,367)

Income before income taxes	4,167	3,775	4,029	3,232	3,066
Income taxes	(1,541)	(1,406)	(1,513)	(1,324)	(1,120)

Net income	$2,626	$2,369	$2,516	$1,908	$1,946

PER COMMON SHARE DATA:
Basic earnings per share	$0.78	$0.84	$0.89	$0.68	$0.73
Diluted earnings per share	$0.77	$0.82	$0.89	$0.67	$0.70
Book value per share	$12.45	$11.87	$9.83	$8.99	$8.34
Tangible book value per share	$10.35	$10.37	$9.54	$8.94	$8.37
Dividends per share	$0.22	$0.20	$0.18	$0.16	$0.14
Actual shares outstanding	3,369,380	3,362,068	2,818,602	2,815,872	2,794,847
Weighted average shares outstanding	3,364,824	2,823,213	2,817,240	2,811,651	2,681,079
Diluted weighted average shares outstanding	3,428,819	2,878,770	2,839,914	2,826,704	2,687,422

BALANCE SHEET DATA:
Assets	$608,896	$494,800	$341,374	$310,662	$278,883
Total loans, net	409,048	329,666	241,349	207,133	175,160
Total deposits	538,235	441,462	307,998	280,168	247,977
Short-term borrowings	17,465	10,005	4,598	4,305	7,078
Corporate debenture	10,000	—	—	—	—
Shareholders’ equity	41,963	39,915	27,717	25,321	23,313
Tangible capital	36,651	34,868	26,883	25,164	23,397
Goodwill	4,675	4,308	—	—	—
Core deposit intangible (CDI)	637	739	—	—	—
Average total assets	550,866	374,008	331,768	295,660	278,065
Average loans, net	370,029	258,232	224,865	191,191	160,259
Average interest earning assets	503,292	343,541	303,726	269,316	251,475
Average deposits	488,952	340,123	298,828	266,585	249,999
Average interest bearing deposits	393,528	277,466	248,534	221,748	208,176
Average interest bearing liabilities	412,457	281,651	253,561	225,849	213,505
Average shareholders’ equity	40,955	28,581	26,785	24,220	22,047

Selected Consolidated Financial Data - continued

December 31

(Dollars in thousands except for share and per share data)	2003	2002	2001	2000	1999
SELECTED FINANCIAL RATIOS:
Return on average assets	0.48%	0.63%	0.76%	0.65%	0.70%
Return on average equity	6.41%	8.29%	9.39%	7.88%	8.83%
Dividend payout	28%	24%	20%	24%	19%
Efficiency (1)	76%	75%	72%	74%	74%
Net interest margin (2)	3.63%	4.12%	4.51%	4.68%	4.26%
Net interest spread (3)	3.30%	3.68%	3.86%	4.00%	3.65%

CAPITAL RATIOS:
Tier 1 leverage ratio	7.84%	8.54%	7.89%	8.21%	8.38%
Risk-based capital
Tier 1	11.30%	9.95%	11.51%	12.56%	13.57%
Total	12.48%	11.16%	12.76%	13.81%	14.76%
Average equity to average assets	7.43%	7.64%	8.07%	8.19%	7.93%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.12%	0.13%	0.10%	0.10%	0.18%
Allowance to period end loans	1.17%	1.22%	1.26%	1.30%	1.30%
Allowance for loan losses to non-performing assets	296%	274%	467%	256%	318%
Non-performing assets to total assets	0.27%	0.30%	0.19%	0.34%	0.26%

OTHER DATA:
Banking locations	25	21	16	15	15
Full-time equivalent employees	254	233	169	150	142

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on average earnings assets and the average yield on average interest bearing liabilities.

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

Selected Quarterly Data

(Dollars are in thousands)

(Dollars in thousands except for per share data)	2003				2002
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$6,836	$6,498	$6,344	$6,124	$5,307	$5,239	$5,187	$5,315
Interest expense	(1,958)	(1,822)	(1,876)	(1,876)	(1,735)	(1,699)	(1,670)	(1,788)

Net interest income	4,878	4,676	4,468	4,248	3,572	3,540	3,517	3,527
Provision for loan losses	(415)	(240)	(286)	(302)	(150)	(145)	(169)	(180)

Net interest income after provision for loan losses	4,463	4,436	4,182	3,946	3,422	3,395	3,348	3,347
Non-interest income	1,186	1,153	1,173	1,176	976	920	853	890
Securities (loss) gains	(1)	0	0	0	0	0	10	11
Non-interest expenses	(4,475)	(4,524)	(4,262)	(4,286)	(3,361)	(3,249)	(3,458)	(3,329)

Income before income tax expense	1,173	1,065	1,093	836	1,037	1,066	753	919
Income tax expense	(420)	(398)	(414)	(309)	(393)	(380)	(291)	(342)

Net income	$753	$667	$679	$527	$644	$686	$462	$577

Basic earnings per common share	$0.22	$0.20	$0.20	$0.16	$0.23	$0.24	$0.16	$0.20
Diluted earnings per common share	$0.22	$0.19	$0.20	$0.15	$0.22	$0.24	$0.16	$0.20

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

Management’s discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at December 31, 2003 and 2002, and the results of operations of the Company for the years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of the Company presented elsewhere herein.

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

The Company acquired CenterState Bank of Florida (“CSB”) as of the close of business December 31, 2002 for a combination of cash and stock valued at approximately $13.1 million. The transaction was accounted for using the purchase method of accounting. The shareholders of CSB received 0.5361 shares of Company common stock and $2.40 in cash for each share of CSB stock. CSB maintains its separate identity, and operates as a wholly owned subsidiary of the Company, similar to the Company’s other three subsidiary banks.

During 2001, C.S. Processing, Inc. (“CSP”) was formed as a subsidiary of the Company’s subsidiary banks. Each subsidiary bank is an equal owner of CSP, and together own 100% of CSP. The Company’s investment in CSP, through its subsidiary banks, is $480,000 at December 31, 2003. CSP processes checks and renders statements (i.e. “item processing center”) for the Company’s four subsidiary banks.

The Company opened four “mini-branches” in Polk County, Florida during 2003. Mini branches are small branches that are opened for two or three days a week, or for a few hours per day for five days per week, in gated residential “active adult” communities in Florida. The branches are located in small offices inside the communities’ club-houses or other community facility and cater to the residents. Including these four mini offices, the Company, as of December 31, 2003, has twenty-five banking locations in eight counties throughout central Florida. There are approximately 254 full-time equivalent employees.

During 2003, the Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10 million. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debentue (three month LIBOR plus 305 basis points). The initial rate in effect at the time of issuance was 4.19% and is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.

Related loan origination costs of $187,500 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

The Company used a portion of the $10 million of capital received to pay down a $2.2 million short-term borrowing facility. The Company intends to use the remainder to capitalize the future growth of its subsidiary banks.

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

The Company entered into an agreement to sell its two Lake County branches to a Lake County bank. The branches are part of the CNB/Pasco bank, which is currently operating in five counties. Divesting itself of its Lake County branches, the Pasco bank intends to concentrate its efforts in its west central Florida counties, where the Company has had more successful growth rates. The sale closed on February 20, 2004. The sale included approximately $21.4 million of loans, $23.9 million of deposits, the real estate and all the fixed assets. All of the staff of the two branches became employees of the acquiring bank. The Company realized a gain on the sale of approximately $1.2 million, or $0.34 per diluted share, during the first quarter of 2004.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry concentrations, historical loan loss experiences and the level of classified and nonperforming loans.

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

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 9 of the notes to the consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002.

Net Income

The Company’s net income for the year ended December 31, 2003 was $2,626,000 or $0.78 per share (basic) and $0.77 per share (diluted), compared to $2,369,000 or $0.84 per share (basic) and $0.82 per share (diluted) for the year ended December 31, 2002.

The Company’s return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2003 were 0.48% and 6.41%, as compared to the ROA and ROE of 0.63% and 8.29% for the year ended December 31, 2002. The efficiency ratios for the years ended December 31, 2003 and 2002 were 76% and 75%, respectively.

Net income increased approximately $257,000 or 10.8% to $2,626,000 for the year ended December 31, 2003, compared to $2,369,000 for the same period during 2002. Net interest income and non-interest income increased by a combined amount of approximately $5,141,000, which was partially offset by an increase of approximately $4,150,000 in non-interest expenses. The provision for loan losses increased by $599,000 and income tax expense increased by approximately $135,000. The primary reason for these increases was the acquisition of CSB as of December 31, 2002.

As discussed above, net income increased by $257,000 year over year, yet earnings per share decreased by $0.06 (basic) and $0.05 (diluted) during the same period. This was due to the additional shares issued at December 31, 2002 (approximately 536,000 shares) relating to the CSB acquisition. CSB was a de novo bank that started operations during 2000, and first became profitable during 2003. Had the Company not acquired CSB, its 2003 net income would have been approximately $2,439,000, or $0.86 per share (basic) and $0.84 per share (diluted).

Net Interest Income/Margin

Net interest income consists of interest and fee income generated by earning assets, less interest expense.

Net interest income increased $4,114,000 or 29% to $18,270,000 during the year ended December 31, 2003 compared to $14,156,000 for the year ended December 31, 2002. The $4,114,000 increase was a combination of a $4,754,000 increase in interest income offset by a $640,000 increase in interest expense.

Average interest earning assets increased $159,751,000 to $503,292,000 during the year ended December 31, 2003, compared to $343,541,000 for the year ended December 31, 2002. Comparing these same two periods, the yield on average interest earning assets decreased from 6.13% in 2002 to 5.13% in 2003. The increase in volume had a positive effect on the change in interest income ($9,581,000 volume variance). The decrease in yields had a negative effect on the change in interest income ($4,827,000 rate variance). The net result was a $4,754,000 increase in interest income.

Average interest bearing liabilities increased $130,806,000 to $412,457,000 during the year ended December 31, 2003, compared to $281,651,000 for the year ended December 31, 2002. Comparing these same two periods, the cost of average interest bearing liabilities decreased from 2.45% in 2002 to 1.83% in 2003. The increase in volume resulted in an increase in interest expense ($3,114,000 volume variance), and the decrease in yields resulted in a decrease in interest expense ($2,474,000 rate variance). The result was a net increase of $640,000 in interest expense. See the tables “Average Balances – Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances – Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2003			2002
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Federal funds sold & money market	$57,796	$651	1.13%	$40,481	$749	1.85%
Securities available for sale	70,929	1,584	2.23%	41,549	1,768	4.26%
Loans (1) (2) (6)	374,567	23,567	6.29%	261,511	18,531	7.09%

TOTAL EARNING ASSETS	$503,292	$25,802	5.13%	$343,541	$21,048	6.13%
Allowance for loan losses	(4,538)			(3,279)
All other assets	52,112			33,746

TOTAL ASSETS	$550,866			$374,008

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$68,155	$261	0.38%	47,515	$279	0.59%
Money market	83,828	886	1.06%	55,771	870	1.56%
Savings	35,806	142	0.40%	28,210	231	0.82%
Time deposits	205,739	6,026	2.93%	145,970	5,472	3.75%
Short term borrowings (repos)	15,562	73	0.47%	4,185	40	0.96%
Short term note payable	600	18	3.00%	—	—	—
Corporate debenture (3)	2,767	126	4.55%	—	—	—

TOTAL INTEREST BEARING	$412,457	$7,532	1.83%	281,651	$6,892	2.45%
LIABILITIES
Demand deposits	95,424			62,657
Other liabilities	2,030			1,119
Shareholders’ equity	40,955			28,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$550,866			$374,008

NET INTEREST SPREAD (4)			3.30%			3.68%

NET INTEREST INCOME		$18,270			$14,156

NET INTEREST MARGIN (5)			3.63%			4.12%

(1)	Loan balances are net of deferred fees/cost of origination.
(2)	Interest income on average loans includes fee recognition of $184,000 and $306,000 for the years ended December 31, 2003 and 2002.
(3)	Includes amortization of origination costs of $9,000 during year ended December 31, 2003
(4)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(5)	Represents net interest income divided by total earning assets.
(6)	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2003 versus 2002
	Volume (1)	Rate (2)	Net Change
INTEREST INCOME
Federal funds sold and money market	$320	$(418)	$(98)
Securities available for sale	1,250	(1,434)	(184)
Loans	8,011	(2,975)	5,036

TOTAL INTEREST INCOME	$9,581	$(4,827)	$4,754

INTEREST EXPENSE
Deposits
NOW accounts	$121	$(139)	$(18)
Money market accounts	438	(422)	16
Savings	62	(151)	(89)
Time deposits	2,240	(1,686)	554
Short-term borrowings (repos)	109	(76)	33
Short-term note payable	18	—	18
Corporate debenture	126	—	126

TOTAL INTEREST EXPENSE	$3,114	$(2,474)	$640

NET INTEREST INCOME	$6,467	$(2,353)	$4,114

(1)	The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.
(2)	The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the current period.

Provision for Loan Losses

The provision for loan loss losses increased $599,000 or 93% to $1,243,000 during the year ended December 31, 2003, as compared to $644,000 for the year ended December 31, 2002. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, management considers those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment and the overall portfolio composition. As these factors change, the level of loan loss provision changes. See “Asset Quality” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for 2003 increased by $1,027,000, or 28%, to $4,687,000 as compared to $3,660,000 for the year ending December 31, 2002. The two largest components contributing to this increase was service charges on deposit accounts, which increased approximately $520,000, and commissions earned on originating single-family mortgage loans for others, which increased approximately $328,000. The remaining $179,000 of the increase is a net amount of all other service charges and fees. The overall increase is primarily due to the December 31, 2002 acquisition of CSB and secondarily because of the increase in volume as the Banks have grown.

Non-Interest Expense

Non-interest expense increased $4,150,000, or 31%, to $17,547,000 for the year ended December 31, 2003, compared to $13,397,000 for the year ended December 31, 2002. Salaries and employee benefits increased by $2,525,000 (39%), occupancy and depreciation expenses increased by $911,000 (31%), data processing expenses (includes item processing and conversion expenses) decreased by $85,000 (10%), and all remaining expenses together increased by $799,000 (26%).

The primary reason for the increase in non-interest expense is the December 31, 2002 acquisition of CSB. A secondary reason is the internal growth the Company experienced during 2003.

Data processing expense decreased even though a fourth bank was added in the beginning of 2003. The last two banks (FNB/Osceola and CNB/Pasco) converted their core processing to the new standard core processor and their item processing to the Company’s new subsidiary (CSP) during the first part of 2002. Approximately $296,000 of 2002 data processing expenses related to the conversion expense of these two banks. Without these conversion expenses, data processing expense would have increased from $585,000 ($881,000 minus $296,000) in 2002, to $796,000 in 2003, an increase of $211,000, or 36%. This increase is consistent with the acquisition of CSB, opening four mini branches, and the deposit and loan growth realized during 2003.

Non-interest expenses are summarized in the table below.

Non-Interest Expense

(Dollars are in thousands)

	Years ended Dec 31
	2003	2002	Incr(Decr)
Salary, wages and employee benefits	$9,055	$6,530	$2,525
Occupancy expense	2,316	1,747	569
Depreciation of premises and equipment	1,505	1,163	342
Stationary and printing supplies	473	402	71
Marketing expenses	277	193	84
Data processing expense	796	881	(85)
Legal & professional fees	512	381	131
Other operating expenses	2,613	2,100	513

Total other operating expenses	$17,547	$13,397	$4,150

Income Tax Provision

The income tax provision for the year ended December 31, 2003, was $1,541,000, an effective tax rate of 37.0%, as compared to $1,406,000 for the year ended December 31, 2002, an effective tax rate of 37.2%.

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

Average Balances – Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2002			2001
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Federal funds sold & money market	$40,481	$749	1.85%	$19,692	$802	4.07%
Securities available for sale	41,549	1,768	4.26%	53,969	3,039	5.63%
Securities held to maturity	—	—	—	2,273	122	5.37%
Loans (1) (2) (5)	261,511	18,531	7.09%	227,792	19,550	8.58%

TOTAL EARNING ASSETS	$343,541	$21,048	6.13%	$303,726	$23,513	7.74%
Allowance for loan losses	(3,279)			(2,927)
All other assets	33,746			30,969

TOTAL ASSETS	$374,008			$331,768

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$47,515	$279	0.59%	38,975	$348	0.89%
Money market	55,771	870	1.56%	48,100	1,532	3.19%
Savings	28,210	231	0.82%	23,021	296	1.29%
Time deposits	145,970	5,472	3.75%	138,438	7,467	5.39%
Short term borrowings	4,185	40	0.96%	5,027	183	3.64%

TOTAL INTEREST BEARING	$281,651	$6,892	2.45%	253,561	$9,826	3.88%
LIABILITIES
Demand deposits	62,657			50,294
Other liabilities	1,119			1,128
Shareholders’ equity	28,581			26,785

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$374,008			$331,768

NET INTEREST SPREAD (3)			3.68%			3.86%

NET INTEREST INCOME		$14,156			$13,687

NET INTEREST MARGIN (4)			4.12%			4.51%

(1)	Loan balances are net of deferred fees/cost of origination.
(2)	Interest income on average loans includes fee recognition of $306,000 and $938,000 for the years ended December 31, 2002 and 2001.
(3)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(4)	Represents net interest income divided by total earning assets.
(5)	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2002 versus 2001
	Volume (1)	Rate (2)	Net Change
INTEREST INCOME
Federal funds sold and money market	$847	$(900)	$(53)
Securities available for sale	(699)	(572)	(1,271)
Securities held to maturity	(122)	—	(122)
Loans	2,894	(3,913)	(1,019)

TOTAL INTEREST INCOME	$2,920	$(5,385)	$(2,465)

INTEREST EXPENSE
Deposits
NOW accounts	$76	$(145)	$(69)
Money market accounts	244	(906)	(662)
Savings	67	(132)	(65)
Time deposits	406	(2,401)	(1,995)
Short-term borrowings	(31)	(112)	(143)

TOTAL INTEREST EXPENSE	$762	$(3,696)	$(2,934)

NET INTEREST INCOME	$2,158	$(1,689)	$469

(1)	The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.
(2)	The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the current period.

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

The Company’s subsidiary, C. S. Processing, opened in July 2001, which contributed to higher salaries/employee benefits and occupancy expenses. Because this function is now performed in house, data processing expense decreased, and salary/employee benefits and occupancy expenses increased. C. S. Processing compensation expense increased $70,000 in 2002 compared to 2001. The effect of the decrease in data processing was minimized due to conversion expenses recognized by two of the subsidiary banks. The conversion expense relates to the conversion to a new core data processing service bureau. Approximately $296,000 of data processing expense related to conversion expense was recognized during the year ending December 31, 2002. Without these conversion expenses, data processing expense would have decreased by $440,000 instead of by $144,000.

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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2003 AND DECEMBER 31, 2002

Overview

Total assets grew by $114.1 million, or 23%, from $494.8 million at December 31, 2002 to $608.9 million at December 31, 2003. Loans increased by $80.2 million, or 24%, from $333.7 million at December 31, 2002 to $413.9 million at December 31, 2003. Deposits increased by $96.7 million, or 22%, from $441.5 million at December 31, 2002 to $538.2 million at December 31, 2003.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2003, were $374,567,000, or 74% of average earning assets, as compared to $261,511,000, or 76% of average earning assets, for the year ending December 31, 2002. Total loans, net of unearned fees and cost, at December 31, 2003 and 2002 were $413,898,000 and $333,721,000, respectively, an increase of $80,177,000, or 24%. This represents a loan to total asset ratio of 68% and 67% and a loan to deposit ratio of 77% and 76%, at December 31, 2003 and 2002, respectively. The growth in loans during this period was mainly due to the general growth in the market and hiring additional senior commercial lenders during the second half of 2002.

Total residential real estate loans totaled $140,826,000 and total commercial real estate loans totaled $157,586,000, making up 34% and 38% (combined total of 72%) of the loan portfolio as of December 31, 2003, respectively. Construction loans totaled $16,930,000, or 4% of the loan portfolio. Commercial loans totaled $59,175,000, or 14% of the loan portfolio. Consumer and all other loans totaled $39,908,000, or 10% of the loan portfolio.

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

The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

Loan Portfolio Composition

(Dollars are in thousands)

Types of Loans at December 31:	2003	2002	2001	2000	1999
Real estate loans:
Residential	$140,826	$114,183	$84,033	$71,860	$60,538
Commercial	157,586	117,964	88,711	74,144	59,758
Construction	16,930	22,544	17,917	13,250	11,913

Total real estate loans	315,342	254,691	190,661	159,254	132,209

Commercial	59,175	43,607	30,900	29,312	28,680
Consumer and other loans	39,908	35,906	23,295	21,657	16,876

Total loans – gross	414,425	334,204	244,856	210,223	177,765

Less: unearned fees/costs	(527)	(483)	(431)	(360)	(302)

Total loans	413,898	333,721	244,425	209,863	177,463

Less: allowance for loan losses	(4,850)	(4,055)	(3,076)	(2,730)	(2,302)

Total loans, net	$409,048	$329,666	$241,349	$207,133	$175,161

Loan Maturity Schedule

(Dollars are in thousands)

	December 31, 2003
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction	$68,707	$159,956	$168,832	$397,495
Real estate - construction	6,330	5,898	4,702	16,930

Total	$75,037	$165,854	$173,534	$414,425

Fixed interest rate	$20,537	$120,490	$45,458	$186,485
Variable interest rate	54,500	45,364	128,076	227,940

Total	$75,037	$165,854	$173,534	$414,425

	December 31, 2002
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction	$53,925	$110,673	$148,915	$313,513
Real estate – construction	12,982	6,268	1,441	20,691

Total	$66,907	$116,941	$150,356	$334,204

Fixed interest rate	$19,535	$87,601	$36,278	$143,414
Variable interest rate	47,372	29,340	114,078	190,790

Total	$66,907	$116,941	$150,356	$334,204

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

The table below sets forth the activity in the Company’s allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

(Dollars are in thousands)

	2003	2002	2001	2000	1999
Balance, beginning of year	$4,055	$3,076	$2,730	$2,302	$2,335

Loans charged-off:
Commercial	(298)	(47)	(4)	(72)	(237)
Real estate mortgage	(85)	(159)	(92)	(154)	(79)
Consumer	(151)	(160)	(208)	(83)	(58)

Total loans charged-off	(534)	(366)	(304)	(309)	(374)

Recoveries on loans previously charged-off:
Commercial	29	1	4	44	57
Real estate mortgage	24	3	43	65	9
Consumer	33	22	26	14	17

Total loan recoveries	86	26	73	123	83

Net loans charged-off	(448)	(340)	(231)	(186)	(291)

Provision for loan losses charged to expense	1,243	644	577	614	258
Acquisition of CSB	—	675	—	—	—

Balance, end of year	$4,850	$4,055	$3,076	$2,730	$2,302

Total loans at year end	$413,898	$333,721	$244,425	$209,863	$177,463
Average loans outstanding	$374,567	$261,511	$227,792	$193,723	$161,792

Allowance for loan losses to total loans at year end	1.17%	1.22%	1.26%	1.30%	1.30%
Net charge-offs to average loans outstanding	0.12%	0.13%	0.10%	0.10%	0.18%

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

At December 31, 2003 non-accrual loans totaled $1,078,000. This consisted of an aggregate $835,000 in single-family real estate loans (9 loans), $62,000 in mobile home loans (4 loans), one second mortgage loan collateralized by consumer real estate ($129,000) and three other loans aggregating $52,000.

At December 31, 2003, loans that were past due 90 or more days and still accruing interest totaled $246,000. This consisted of one blanket lien on automobiles ($123,000), two boat loans ($6,000), one mobile home loan ($22,000), one first mortgage loan on consumer real estate ($49,000), five automobile loans ($12,000), and three other loans aggregating $34,000.

At December 31, 2003 other real estate owned (OREO) totaled $282,000. This consisted of one single-family house ($117,000), one mobile home with land ($100,000), and vacant land ($65,000).

At December 31, 2003 repossessed assets other than real estate totaled $35,000. This represents two repossessed automobiles and three repossessed mobile homes.

Total non-performing assets as of December 31, 2003, increased $159,000 or 11% to $1,641,000, compared to $1,482,000 as of December 31, 2002. Non-performing assets, as a percentage of total assets at December 31, 2003 and December 31, 2002, were 0.27% and 0.30%, respectively. Management believes that the allowance for loan losses at December 31, 2003 was adequate.

Interest income not recognized on non accrual loans was approximately $10,000, $12,000 and $55,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income recognized on impaired loans was approximately $22,000, $19,000 and $12,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The average recorded investment in impaired loans during 2003, 2002 and 2001 were $333,000, $298,000 and $144,000, respectively. The table below summarizes the Company’s non-performing assets for the periods provided.

Non-Performing Assets

(Dollars are in thousands)

	December 31,
	2003	2002	2001	2000	1999
Non-accrual loans	$1,078	$402	$580	$837	$474
Past due loans 90 days or more and still accruing interest	246	996	64	92	59
Other real estate owned (“OREO”)	282	65	—	139	190
Repossessed assets other than real estate	35	19	15	—	—

Total non-performing assets	$1,641	$1,482	$659	$1,068	$723

Total non-performing assets as a percentage of total assets	0.27%	0.30%	0.19%	0.34%	0.26%

Allowance for loan losses as a percentage of non-performing assets	296%	274%	467%	256%	318%

Restructured loans	$—	$—	$—	$—	$—

Recorded investment in impaired loans	368	433	163	125	1,466

Allowance for loan losses related to impaired loans	132	124	71	63	213

Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. While management believes it uses the best information available at the time to make a determination with respect to the allowance for loan losses, management recognizes that many factors can adversely impact various segments of its market, and subsequent adjustments in the allowance may be necessary if future economic indications or other factors differ from the assumptions used in making the initial determination or if regulatory policies change. As such management continuously focuses its attention on promptly identifying and providing for potential problem loans, as they arise. Although the total allowance for loan losses is available to absorb losses from all loans, management allocates the reserve among the general loan portfolio categories for informational and regulatory reporting purposes. Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the information available to them at the time of their examination.

The table below summarizes the Company’s allocation of allowance for loan losses for the periods presented.

Allocation of allowance for loan losses

(Dollars are in thousands)

	December 31,
	2003	2002	2001	2000	1999
Real estate loans:
Residential	$815	$854	$603	$324	$153
Commercial	1,927	1,789	1,442	1,342	651
Construction	237	290	245	130	84

Total real estate loans	2,979	2,933	2,290	1,796	888

Commercial	1,301	724	479	642	614
Consumer and other loans	570	398	307	292	800

Total	$4,850	$4,055	$3,076	$2,730	$2,302

Percentage of loans in each category to total loans

	December 31,
	2003	2002	2001	2000	1999
Real estate loans:
Residential	34%	34%	34%	34%	34%
Commercial	38%	35%	36%	36%	34%
Construction	4%	7%	7%	6%	7%

Total real estate loans	76%	76%	77%	76%	75%

Commercial	14%	13%	13%	14%	16%
Consumer and other loans	10%	11%	10%	10%	9%

Total	100%	100%	100%	100%	100%

Percentage of allowance for loan losses to total loans in each category

	December 31,
	2003	2002	2001	2000	1999
Real estate loans:
Residential	0.58%	0.75%	0.72%	0.45%	0.25%
Commercial	1.22%	1.52%	1.63%	1.81%	1.09%
Construction	1.40%	1.29%	1.37%	0.98%	0.71%
Total real estate loans	0.94%	1.15%	1.20%	1.13%	0.67%

Commercial	2.20%	1.66%	1.55%	2.19%	2.14%
Consumer and other loans	1.43%	1.11%	1.32%	1.35%	4.74%
Total	1.17%	1.21%	1.26%	1.30%	1.30%

Deposits

Total deposits increased $96,773,000 to $538,235,000 as of December 31, 2003, compared to $441,462,000 at December 31, 2002. The Company does not rely on purchased or brokered deposits as a source of funds. Instead, the generation of deposits within its market area serves as the Company’s primary source of funds for investment principally in loans. The tables below summarize selected deposit information for the periods indicated.

Average deposit balance by type and average interest rates

(Dollars are in thousands)

	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non interest bearing demand deposits	$95,424	0.00%	$62,657	0.00%	$50,294	0.00%
NOW accounts	68,155	0.38%	47,515	0.59%	38,975	0.89%
Money market accounts	83,828	1.06%	55,771	1.56%	48,100	3.19%
Savings accounts	35,806	0.40%	28,210	0.82%	23,021	1.29%
Time deposits	205,739	2.93%	145,970	3.75%	138,438	5.39%

Total	$488,952	1.50%	$340,123	2.01%	$298,828	3.29%

Maturity of time deposits of $100,000 or more

(Dollars are in thousands)

	December 31,
	2003	2002	2001
Three months or less	$18,082	$15,445	$13,327
Three through six months	20,819	12,305	6,912
Six through twelve months	12,109	12,132	10,396
Over twelve months	30,823	23,960	6,131

Total	$81,833	$63,842	$36,766

Repurchase Agreements

The Company’s subsidiary Banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the Company pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement. The daily average balance of these short-term borrowing agreements for the years ended December 31, 2003, 2002 and 2001, was approximately $15,562,000, $4,185,000 and $5,045,000, respectively. Interest expense for the same periods was approximately $73,000, $40,000 and $183,000, respectively, resulting in an average rate paid of 0.47%, 0.96% and 3.63% for the years ended December 31, 2003, 2002, and 2001, respectively.

The table below summarizes the Company’s repurchase agreements for the periods presented.

Schedule of short-term borrowings (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending balance	Weighted average interest rate at year end
Year ended December 31,
2003	$24,366	$15,562	0.47%	$17,465	0.28%
2002	$11,486	$4,185	0.96%	$10,005	0.56%
2001	$6,899	$5,045	3.63%	$4,598	1.17%

(1)	Consists of securities sold under agreements to repurchase

Note payable

During the quarter ended June 30, 2003, the Company entered into an unsecured borrowing facility with a large regional bank. The facility is a two year $2.4 million line of credit with a floating interest rate of LIBOR +1.75%. The maximum amount outstanding during the year was $2.2 million. The facility was paid off during September 2003 using funds from the corporate debenture issued on September 22, 2003 described below.

Corporate debenture

The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10 million. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debentue (three month LIBOR plus 305 basis points). The initial rate in effect at the time of issuance was 4.19% and is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related loan origination costs of $188 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

The Company used a portion of the $10 million of capital received to pay down a $2.2 million short-term borrowing facility. The Company intends to use the remainder to capitalize the future growth of its subsidiary banks.

Securities

The Company accounts for its investments at fair value and classifies them as available for sale. Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security.

If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the statement of operations. The Company does not engage in trading activities as defined in Statement of Financial Accounting Standard Number 115.

The Company’s available for sale portfolio totaled $95,357,000 at December 31, 2003 and $51,799,000 at December 31, 2002, or 16% and 10%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

The Company uses its security portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When the Company’s liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. The Company has designated all of its securities as available for sale to provide flexibility, in case an immediate need for liquidity arises. Management believes the composition of the portfolio offers it flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $31,000 and $507,000 at December 31, 2003 and 2002, respectively.

The Company invests primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States, mortgage backed securities and obligations of agencies of the United States. In addition, the Company enters into federal funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by the Company.

The tables below summarize the maturity distribution of securities, weighted average yield by range of maturities, and distribution of securities for the periods provided.

Maturity Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2003		December 31, 2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
AVAILABLE-FOR-SALE
U.S. Treasury and government agencies, mortgage Back securities, and obligations of State and political Subdivisions:
One year or less	$33,234	$33,345	$17,116	$17,253
Over one through five years	55,461	55,435	32,075	32,445
Over five through ten years	4,718	4,664	1,002	1,002
Over ten years	635	635	635	635
Federal Reserve Bank stock	566	566	464	464
Federal Home Loan Bank stock	612	612	—	—
Other equity investment	100	100	—	—

Total	$95,326	$95,357	$51,292	$51,799

Weighted Average Yield by Range of Maturities

(Average yields on securities available for sale are calculated based on amortized cost)

	Dec 31, 2003	Dec 31, 2002
One year or less	2.03%	3.66%
Over one through five years	2.35%	3.23%
Over five through ten years	3.32%	4.00%
Over ten years (variable rate security)	1.25%	1.51%

Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2003		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AVAILABLE-FOR-SALE
US Treasury securities	$58,752	$58,891	$33,942	$34,338
US Government agencies	7,999	7,988	11,022	11,060
State, county, & municipal	635	635	635	635
Mortgage-backed securities	26,662	26,565	5,229	5,302
Federal Reserve Bank stock	566	566	464	464
Federal Home Loan Bank stock	612	612	—	—
Other equity investment	100	100	—	—

Total	$95,326	$95,357	$51,292	$51,799

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

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, the Company focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the needs of the Company. However, the contractual commitment table below focuses only on future obligations. In the table, all deposits with indeterminate maturities, such as demand deposits, checking accounts, savings accounts and money market accounts, are presented as having a maturity of one year or less.

	December 31, 2003
(in thousands of dollars)	Total	One year or less	Over one year through three years	Over three years through five years	Over five years
Contractual commitments:
Deposit maturities	$538,235	451,050	76,402	10,783	—
Securities sold under agreements to repurchase	17,465	17,465	—	—	—
Long-term debt	10,000	—	—	—	10,000
Operating lease obligations	711	271	392	48	—

Total	$566,411	468,786	76,794	10,831	10,000

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

The Company’s gap and liquidity positions are reviewed periodically by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2003, approximately 55% of total gross loans were adjustable rate and 57% of total investments (includes investment securities, federal funds sold and money market) either reprice or mature in less than one year. Deposit liabilities consisted of approximately $76,404,000 (14%) in NOW accounts, $125,570,000 (23%) in money market accounts and savings, $218,042,000 (41%) in time deposits and $118,219,000 (22%) in non-interest bearing demand accounts.

At December 31, 2002, approximately 57% of total gross loans were adjustable rate and 70% of total investments (includes investment securities, federal funds sold and money market) either reprice or mature in less than one year. Deposit liabilities consisted of approximately $62,978,000 (14%) in NOW accounts, $112,359,000 (26%) in money market accounts and savings, $186,106,000 (42%) in time deposits and $80,019,000 (18%) in non-interest bearing demand accounts. A rate sensitivity analysis is presented below as of December 31, 2003 and December 31, 2002.

The Company has prepared a table which presents the market risk associated with financial instruments held by the Company. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by maturity or repricing periods, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, if the Company had to dispose of such instruments at December 31, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2003, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS

December 31, 2003

(Dollars are in thousands)

(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Est. Fair Value
INTEREST EARNING ASSETS:
Loans
Fixed rate loans (3)	$20,537	$14,080	$24,886	$25,084	$56,440	$45,458	$186,485	$187,515
Average interest rate	6.53%	7.81%	7.14%	7.30%	6.04%	7.04%	6.79%
Variable rate loans (3)	189,705	13,910	9,804	1,734	12,170	617	227,940	227,940
Average interest rate	4.98%	5.99%	6.46%	6.83%	6.28%	6.05%	5.19%
Investment securities (1)
Fixed rate investments	33,234	29,519	3,892	4,127	17,923	4,718	93,413	93,444
Average interest rate	2.03%	1.85%	2.68%	2.23%	3.13%	3.32%	2.28%
Variable rate investments	635	0	0	0	0	0	635	635
Average interest rate	1.25%						1.25%
Federal funds sold (4)	46,216	0	0	0	0	0	46,216	46,216
Average interest rate	0.97%						0.97%
Other earning assets (2)	1,178	0	0	0	0	0	1,178	1,178
Average interest rate	4.70%						4.70%

Total interest-earning assets	$291,505	$57,509	$38,582	$30,945	$86,533	$50,793	$555,867	$556,928
Average interest rate	4.11%	4.31%	6.51%	6.60%	5.47%	6.68%	4.88%

INTEREST BEARING LIABILITIES
NOW	$76,404	$0	$0-	$0	$0	$0	$76,404	$76,404
Average interest rate	0.33%						0.33%
Money market	85,360	0	0	0	0	0	85,360	85,360
Average interest rate	0.93%						0.93%
Savings	40,210	0	0	0	0	0	40,210	40,210
Average interest rate	0.27%						0.27%
CDs $100,000 & over	51,010	7,568	5,970	13,808	3,377	100	81,833	84,151
Average interest rate	2.28%	3.27%	4.04%	4.50%	3.69%	1.00%	2.93%
CDs under $100,000	79,847	13,842	11,546	23,668	7,306	0	136,209	139,831
Average interest rate	2.12%	3.15%	3.85%	4.33%	3.67%		2.84%
Securities sold under
Repurchase agreement	17,465	0	0	0	0	0	17,465	17,465
Average interest rate	0.28%						0.28%
Corporate debenture	10,000	0	0	0	0	0	10,000	10,000
Average interest rate	4.19%						4.19%

Total interest-bearing liabilities	$360,296	$21,410	$17,516	$37,476	$10,683	$100	$447,481	$453,421
Average interest rate	1.24%	3.19%	3.91%	4.40%	3.68%	1.00%	1.76%

Interest sensitivity gap	(68,791)	36,099	21,066	(6,531)	75,850	50,693
Cumulative gap	(68,791)	(32,692)	(11,626)	(18,157)	57,693	108,386
Cumulative gap to total assets	(11.3)%	(5.4)%	(1.9)%	(3.0)%	9.5%	17.8%
Cumulative gap (RSA/RSL) (5)	0.81	0.91	0.97	0.96	1.13	1.24

(1)	Securities are shown at amortized cost.
(2)	Represents interest earning Federal Reserve stock and Federal Home Loan Bank stock.
(3)	Loans are shown at gross value.
(4)	Includes fed funds sold and money market accounts held at a large regional bank.
(5)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

RATE SENSITIVITY ANALYSIS

December 31, 2002

(Dollars are in thousands)

(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Est. Fair Value
INTEREST EARNING ASSETS:
Loans
Fixed rate loans (3)	$19,535	$15,876	$21,522	$25,349	$24,854	$36,278	$143,414	$144,888
Average interest rate	7.70%	7.91%	7.90%	7.55%	7.29%	7.83%	7.69%
Variable rate loans (3)	161,446	12,372	12,789	2,878	1,093	212	190,790	190,790
Average interest rate	5.64%	6.16%	6.58%	7.11%	6.12%	6.14%	5.76%
Investment securities (1)
Fixed rate investments	16,099	20,743	4,066	4,542	3,634	1,000	50,084	50,700
Average interest rate	3.66%	2.84%	3.19%	4.39%	4.06%	4.00%	3.38%
Variable rate investments	635	0	0	0	0	0	635	635
Average interest rate	1.51%						1.51%
Federal funds sold (4)	61,302	0	0	0	0	0	61,302	61,302
Average interest rate	1.39%						1.39%
Other earning assets (2)	464	0	0	0	0	0	464	464
Average interest rate	6.00%						6.00%

Total interest-earning assets	$259,481	$48,991	$38,377	$32,769	$29,581	$37,490	$446,689	$448,779
Average interest rate	4.66%	5.32%	6.96%	7.07%	6.85%	7.72%	5.51%

INTEREST BEARING LIABILITIES
NOW	$62,978	$0	$0-	$0	$0	$0	$62,978	$62,978
Average interest rate	0.51%						0.51%
Money market	81,031	0	0	0	0	0	81,031	81,031
Average interest rate	1.39%						1.39%
Savings	31,328	0	0	0	0	0	31,328	31,328
Average interest rate	0.70%						0.70%
CDs $100,000 & over (5)	35,632	11,783	3,322	3,682	9,423	0	63,842	66,289
Average interest rate	2.93%	3.97%	5.14%	4.58%	4.91%		3.62%
CDs under $100,000 (5)	78,240	17,227	5,468	6,742	14,057	0	121,734	125,542
Average interest rate	2.96%	3.49%	4.89%	4.52%	4.74%		3.42%
Securities sold under Repurchase agreement	10,005	0	0	0	0	0	10,005	10,005
Average interest rate	0.56%						0.56%

Total interest-bearing liabilities	$299,214	$29,010	$8,790	$10,424	$23,480	$0	$370,918	$377,173
Average interest rate	1.70%	3.68%	4.98%	4.54%	4.81%		2.21%

Interest sensitivity gap	(39,733)	19,981	29,587	22,345	6,101	37,489
Cumulative gap	(39,733)	(19,752)	9,835	32,180	38,281	75,770
Cumulative gap to total assets	-8.0%	-4.0%	2.0%	6.5%	7.7%	15.3%
Cumulative gap (RSA/RSL) (6)	0.87	0.94	1.03	1.09	1.10	1.20

(1)	Securities are shown at amortized cost.
(2)	Represents interest earning Federal Reserve stock.
(3)	Loans are shown at gross value.
(4)	Includes fed funds sold and money market accounts held at a large regional bank.
(5)	Time deposits (CDs) and cost of time deposits acquired in the acquisition of CSB at 12/31/02, do not include the $530 fair market value adjustment recorded at the date of acquisition. This amount is included in management’s estimated of fair market value of total time deposits at 12/31/02 as listed above.
(6)	Rate sensitive assets (RSA) divided by rate sensitive liabilities

Primary Sources and Uses of Funds

The primary sources of funds during the year ended December 31, 2003, included an increase in deposits ($97,047,000), issuance of a corporate debenture ($10,000,000), exercise of stock options ($102,000), funds provided by operations ($5,154,000), increase in borrowings from securities sold under agreement to repurchase ($7,460,000), proceeds from the sale of OREO ($47,000) and increase in federal funds sold and other cash items ($12,983,000).

The primary uses of funds during the period included an increase in net loans outstanding ($80,933,000), increase in premises and equipment ($4,114,000), increase in investments net of maturities/sales ($44,666,000), payment to shareholders related to CSB acquisition including fractional share payments ($2,340,000) and dividends paid ($740,000).

Capital Resources

Total shareholders’ equity at December 31, 2003 was $41,963,000, or 6.9% of total assets compared to $39,915,000, or 8.1% of total assets at December 31, 2002. The $2,048,000 increase was the result of the following items: acquisition of CSB purchase price adjustment relating to stock option conversions ($362,000), plus net income ($2,626,000), plus exercise of stock options ($102,000), less dividends paid ($740,000), less net change of unrealized losses in securities available for sale ($302,000).

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

Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company. Selected consolidated capital ratios at December 31, 2003, and 2002 were as follows:

Capital Ratios

(Dollars are in thousands)

	Actual		Well Capitalized		Excess Amount
	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total capital: (to risk weighted assets):	$51,160	12.5%	$40,997	10.0%	$10,163
Tier 1 capital: (to risk weighted assets):	$46,310	11.3%	$24,598	6.0%	$21,712
Tier 1 capital: (to average assets):	$46,310	7.8%	$29,520	5.0%	$16,790

As of December 31, 2002:
Total capital: (to risk weighted assets):	$37,646	11.2%	$33,743	10.0%	$3,903
Tier 1 capital: (to risk weighted assets):	$33,591	10.0%	$20,246	6.0%	$13,345
Tier 1 capital: (to average assets):	$33,591	8.5%	$19,677	5.0%	$13,914

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

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. The Company was required to adopt SFAS No. 143 for the fiscal year beginning January 1, 2003. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement were effective for exit or disposal activities that were initiated after December 31, 2002. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, and SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of this Statement were effective on or after October 1, 2002. The adoption of SFAS No. 147 did not have an impact on the financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of the such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and did not expected to have a material effect on the Company’s consolidated financial statements. The Company has made the required disclosures in the notes of the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications were required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.

The Company has evaluated the impact of applying FIN 46R to existing VIEs in which it has variable interests and has determined that CenterState Bank of Florida Statutory Trust I “the Trust” should be deconsolidated from the Company. This resulted in the Company de-recognizing $10,000 in trust preferred securities issued during the 3rd Quarter and recognizing $10,000 in corporate debentures that the Trust had purchased from the Company. In addition, the Company de-recognized $179 in deferred loan costs and recognized $179 in a investment in the Trust, which is included in prepaid expenses and other assets on the accompanying balance sheet.

The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. Assuming no change in the Federal Reserve regulation, the adoption of FIN 46 did not have a material impact on the Company’s financial condition or operating results.

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

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily.

Item 7 (a). Quantitative and qualitative disclosures about market risk.

Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s market risk is composed primarily of interest rate risk. Each subsidiary bank of the Company has an Asset/Liability Committee (“ALCO”) which is responsible for reviewing the interest rate sensitivity position, and establishing policies to monitor and limit the exposure to interest rate risk for their specific bank. Since the Company’s entire interest rate risk exposure relates to the financial instrument activity of each subsidiary bank, the board of directors of each subsidiary bank reviews and approves the policies and guidelines established by their bank’s ALCO.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are set forth in this Form 10-K at page 56.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

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

PART III

Item 10. Directors and Executive Officers

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-K as Exhibit 14.1. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One - Election of Directors,” and in the section captioned “Section 16(a) Reporting Requirements,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Information About the Board of Directors and Its Committees” under “Proposal One - Election of Directors,” and the sections captioned “Executive Compensation and Benefits,” “Compensation Committee Report,” and “Performance Graph,” in the Proxy Statement, is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

The information contained in the section entitled “Certain Transactions” under “Executive Compensation and Benefits” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))

3.2	-	Bylaws of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	CenterState Banks of Florida, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement) *

14.1	-	Code of Ethics

21.1	-	List of Subsidiaries of CenterState Banks of Florida, Inc.

23.1	-	Consent of KPMG LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Reference is made to the Form 8-K filed by the Company on October 28, 2003 relating to its third quarter earnings press release

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS OF FLORIDA, INC. and SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors

Centerstate Banks of Florida, Inc.

    and subsidiaries:

We have audited the accompanying consolidated balance sheets of Centerstate Banks of Florida, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centerstate Banks of Florida, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Orlando, Florida

January 30, 2004

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands of dollars, except per share data)

	2003	2002
Assets
Cash and due from banks	$24,843	$22,740
Federal funds sold and money market	46,216	61,302
Investment securities available for sale, at fair value	95,357	51,799

Loans, less allowance for loan losses of $4,850 and $4,055 at December 31, 2003 and 2002, respectively	409,048	329,666
Accrued interest receivable	2,112	1,995
Bank premises and equipment, net	22,924	20,315
Other real estate owned	282	65
Deferred income taxes, net	1,992	1,528
Goodwill	4,675	4,308
Core deposit intangible	637	739
Prepaid expenses and other assets	810	343

Total assets	$608,896	$494,800

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$420,016	$361,443
Noninterest bearing	118,219	80,019

Total deposits	538,235	441,462

Securities sold under agreement to repurchase	17,465	10,005
Corporate debenture	10,000	—
Amount payable to shareholders	65	2,400
Accrued interest payable	383	391
Accounts payable and accrued expenses	785	627

Total liabilities	566,933	454,885

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,369,380 and 3,362,068 shares issued and outstanding at December 31, 2003 and 2002, respectively	34	34
Additional paid-in capital	26,500	26,036
Retained earnings	15,409	13,523
Accumulated other comprehensive income	20	322

Total stockholders’ equity	41,963	39,915
Commitments and contingent liabilities

Total liabilities and stockholders’ equity	$608,896	$494,800

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(in thousands of dollars, except per share data)

	2003	2002	2001
Interest income:
Loans	$23,567	$18,531	$19,550
Investment securities	1,584	1,768	3,161
Federal funds sold and money market	651	749	802

	25,802	21,048	23,513

Interest expense:
Deposits	7,315	6,852	9,643
Securities sold under agreement to repurchase	73	40	183
Corporate debentures	126	—	—
Other borrowed funds	18	—	—

	7,532	6,892	9,826

Net interest income	18,270	14,156	13,687
Provision for loan losses	1,243	644	577

Net interest income after provision for loan losses	17,027	13,512	13,110

Other income:
Service charges on deposit accounts	2,925	2,405	2,297
Other service charges and fees	1,763	1,234	756
(Loss) gain on sale of securities	(1)	21	—
Gain on sale of other real estate owned	—	—	9

	4,687	3,660	3,062

Other expenses:
Salaries, wages and employee benefits	9,055	6,530	5,930
Occupancy expense	2,316	1,747	1,529
Depreciation of premises and equipment	1,505	1,163	1,007
Stationary, printing and supplies	473	402	356
Marketing expenses	277	193	183
Data processing expense	796	881	1,025
Legal, audit and other professional fees	512	381	219
Other expenses	2,613	2,100	1,894

Total other expenses	17,547	13,397	12,143

Income before provision for income taxes	4,167	3,775	4,029
Provision for income taxes	1,541	1,406	1,513

Net income	$2,626	$2,369	$2,516

Earnings per share:
Basic	$0.78	$0.84	$0.89

Diluted	$0.77	$0.82	$0.89

Common shares used in the calculation of earnings per share:
Basic	3,364,824	2,823,213	2,817,240

Diluted	3,428,819	2,878,770	2,839,914

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Comprehensive income
Balances at January 1, 2001	$28	$15,426	$9,710	$157	$25,321
Dividends paid	—	—	(507)	—	(507)
Stock options exercised	—	17	—	—	17
Tax effect of tax deduction in excess of book deduction on options exercised during the year	—	7	—	—	7
Comprehensive income:
Net income	—	—	2,516	—	2,516	$2,516
Unrealized holding gain on available for sale securities, net of deferred income taxes of $221	—	—	—	363	363	363

Total comprehensive income						$2,879

Balances at December 31, 2001	28	15,450	11,719	520	27,717
Dividends paid	—	—	(565)	—	(565)
Stock options exercised	—	38	—	—	38
Tax effect of tax deduction in excess of book deduction on options exercised during the year	—	10	—	—	10
Comprehensive income:
Net income	—	—	2,369	—	2,369	$2,369
Unrealized holding loss on available for sale securities, net of deferred income taxes of $129	—	—	—	(198)	(198)	(198)

Total comprehensive income						$2,171

Acquisition of CenterState Bank	6	10,538	—	—	10,544

Balances at December 31, 2002	$34	$26,036	$13,523	$322	$39,915
Dividends paid	—	—	(740)	—	(740)
Stock options exercised	—	102	—	—	102
Comprehensive income:
Net income	—	—	2,626	—	2,626	$2,626
Unrealized holding loss on available for sale securities, net of deferred income taxes of $174	—	—	—	(302)	(302)	(302)

Total comprehensive income						$2,324

Acquisition of CenterState Bank purchase price adjustment	—	362	—	—	362

Balances at December 31, 2003	$34	$26,500	$15,409	$20	$41,963

	2003	2002	2001
Disclosure of reclassification amounts:
Unrealized holding (loss) gain arising during the year	$(302)	$(211)	$363
Add: reclassified adjustments for gain included in net income, net of income taxes, at December 31, 2003, 2002 and 2001 of $0, ($8) and $0, respectively	—	13	—

Net unrealized (loss) gain on securities	$(302)	$(198)	$363

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net income	$2,626	$2,369	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,243	644	577
Depreciation of premises and equipment	1,505	1,163	1,007
Amortization of intangibles related to the CSB merger	(172)	—	—
Net amortization/accretion of investment securities	631	43	60
Net deferred loan origination fees	44	52	71
Gain on sale of other real estate owned	—	—	(9)
Gain on sale of fixed assets	—	(7)	—
Deferred income taxes	(290)	(42)	(176)
Realized gain (loss) on sale of available for sale securities	1	(21)	—
Tax deduction in excess of book deduction on options exercised	—	10	7
Cash provided by (used in) changes in:
Net change in accrued interest receivable	(117)	310	196
Net change in prepaid expenses and other assets	(467)	361	(382)
Net change in accrued interest payable	(8)	(16)	(124)
Net change in accounts payable and accrued expenses	158	(250)	217

Net cash provided by operating activities	5,154	4,616	3,960

Cash flows from investing activities:
Purchases of investment securities available for sale	(57,944)	(33,228)	(15,606)
Purchases of mortgage backed securities available for sale	(30,162)	(4,074)	(1,987)
Proceeds from callable investment securities available for sale	15,000	4,155	2,035
Proceeds from maturities of investment securities available for sale	20,000	26,500	19,500
Proceeds from pay-downs of mortgage backed securities available for sale	7,441	2,126	622
Proceeds from sales of investment securities available for sale	999	5,049	1,750
Proceeds from maturities of investment securities held to maturity	—	1,500	2,000
Increase in loans, net of repayments	(80,933)	(39,627)	(34,864)
Purchases of premises and equipment	(4,114)	(2,298)	(2,527)
Proceeds from sale of fixed assets	—	82	—
Proceeds from sale of other real estate owned	47	—	148
Net cash paid in connection with CSB merger	(2,335)	—	—
Net cash from acquisition of CSB	—	11,561	—
Increase in goodwill due to cash payments for fractional shares related to CSB merger	(5)	—	—

Net cash used in investing activities	(132,006)	(28,254)	(28,929)

Cash flows from financing activities:
Net increase in demand and savings deposits	97,047	70,048	27,830
Net increase in securities sold under agreement to repurchase	7,460	1,791	293
Issuance of corporate debenture	10,000	—	—
Net change in minority interest	—	20	100
Stock options exercised	102	38	17
Dividends paid	(740)	(565)	(507)

Net cash provided by financing activities	113,869	71,332	27,733

Net (decrease) increase in cash and cash equivalents	(12,983)	47,694	2,764
Cash and cash equivalents, at beginning of year	84,042	36,348	33,584

Cash and cash equivalents, at end of year	$71,059	$84,042	$36,348

(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	2003	2002	2001
Supplemental schedule of noncash activities:
Market value adjustment-investment securities available for sale
Market value adjustment-investment securities	$(476)	$(327)	$584
Deferred income tax asset (liability)	174	129	(221)

Unrealized (loss) gain on investments available for sale	$(302)	$(198)	$363

Transfer of loans to other real estate owned	$264	$65	$—

Purchase price adjustment related to CSB acquisition	$362	$—	$—

Cash paid during the year for:
Interest	$7,531	$6,811	$9,950

Income taxes	$1,715	$1,506	$1,670

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

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

C.S. Processing, a wholly owned subsidiary, provides item processing services for all subsidiary banks.

The Company acquired CenterState Bank of Florida (“CSB”) on December 31, 2002 in a stock and cash transaction. Shareholders of CSB received $2.40 cash and 0.53631 share of the Company’s common stock for each share of common stock of CSB. CSB had 1,000,000 shares outstanding immediately prior to the merger date. The total cost of the transaction was approximately $13,100. The transaction was accounted for using the purchase method of accounting. The Company recorded CSB’s tangible and identifiable intangible assets and liabilities at fair market value as of the transaction date. The excess of the purchase price over the fair market value of the tangible assets, core deposit intangible ($739) and liabilities was approximately $4,300. This amount was recognized and recorded as goodwill. CSB is a state bank chartered in April 2000. It operates from three full service locations within western Polk County.

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

63	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(c)	Investment Securities Available for Sale

The Company accounts for its investments at fair value and classifies them as available for sale. Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security.

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

Commitment fees and costs relating to the commitments are deferred until the commitment period has expired or the commitment is exercised. If the commitment is exercised during the commitment period, the commitment fee at the time of exercise is then recognized over the life of the loan as an adjustment of yield.

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

64	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

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

The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

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

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. During 2003, the annual impairment analysis was performed with no impairment noted.

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

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

plans. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (amounts are in thousands of dollars except for per share data):

	December 31,
	2003	2002	2001
Net income:
As reported	$2,626	$2,369	$2,516
Pro forma	2,509	2,293	2,428
Diluted earnings per share:
As reported	0.77	0.82	0.89
Pro forma	0.73	0.80	0.85

(k)	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is the unrealized gain or loss on investment securities available for sale, net of applicable deferred taxes.

(l)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

(m)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions relate to useful life of intangibles and valuation of goodwill and allowance for loans receivable. Actual results could differ from these estimates.

(n)	Segment Reporting

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(o)	Effect of New Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. The Company was required to adopt SFAS No. 143 for the fiscal year beginning January 1, 2003. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement were effective for exit or disposal activities that were initiated after December 31, 2002. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, and SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of this Statement were effective on or after October 1, 2002. The adoption of SFAS No. 147 did not have an impact on the financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of the such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements.

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and did not expected to have a material effect on the Company’s consolidated financial statements. The Company has made the required disclosures in the notes of the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications were required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.

The Company has evaluated the impact of applying FIN 46R to existing VIEs in which it has variable interests and has determined that CenterState Bank of Florida Statutory Trust I “the Trust” should be deconsolidated from the Company. This resulted in the Company de-recognizing $10,000 in trust preferred securities issued during the 3rd Quarter and recognizing $10,000 in corporate debentures that the Trust had purchased from the Company. In addition, the Company de-recognized $179 in deferred loan costs and recognized $179 in a investment in the Trust, which is included in prepaid expenses and other assets on the accompanying balance sheet.

The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. Assuming no change in the Federal Reserve regulation, the adoption of FIN 46 did not have a material impact on the Company’s financial condition or operating results.

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

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily. The adoption of this Statement did not have a material effect on the financial statements of the Company.

69	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(2)	Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale at December 31, 2003 and 2002, are as follows:

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
U.S. Treasury securities	$58,752	$146	$(7)	$58,891
Obligations of U.S. government agencies	7,999	14	(25)	7,988
Mortgage backed securities	26,662	48	(145)	26,565
Municipal securities	635	—	—	635
Federal Home Loan Bank stock	612	—	—	612
Federal Reserve Bank stock	566	—	—	566
Other equity investment	100	—	—	100

	$95,326	$208	$(177)	$95,357

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$33,942	$396	$—	$34,338
Obligations of U.S. government agencies	11,022	38	—	11,060
Mortgage backed securities	5,229	73	—	5,302
Municipal securities	635	—	—	635
Federal Reserve Bank stock	464	—	—	464

	$51,292	$507	$—	$51,799

70	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Investment securities available for sale
Due in one year or less	$33,234	$33,345
Due after one year through five years	55,461	55,435
Due after five years through fifteen years	4,718	4,664
Due after fifteen years through thirty years	635	635
Federal Home Loan Bank stock	612	612
Federal Reserve Bank stock	566	566
Other equity investment	100	100

	$95,326	$95,357

At December 31, 2003, the Company had $9,454 (estimated fair value) in investment securities pledged to the Treasurer of the State of Florida as collateral on public fund deposits and for other purposes required or permitted by law. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with fair values of $27,939 and $17,984 at December 31, 2003 and 2002, respectively.

Proceeds from sales of investment securities available for sale were $999, $5,049 and $1,750 for the years ending December 31, 2003, 2002 and 2001, respectively. Gross realized (losses) gains on sales of investment securities available for sale during 2003, 2002 and 2001 were ($1), $21 and $0, respectively.

The following table shows the Company’s investmensts’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	less than 12 months		12 months or more		Total
	fair value	unrealized losses	fair value	unrealized losses	fair value	unrealized losses
U.S. Treasury securities	$13,505	$7	$—	$—	$13,505	$7
Obligations of U.S. government agencies	1,975	25	—	—	1,975	25
Mortgage backed securities	15,679	145	—	—	15,679	145

Total temporarily impaired securities	$31,159	$177	$—	$—	$31,159	$177

U.S. Treasury securities and Obligations of U.S. Government agencies: The unrealized losses on investments in U.S. Treasury securities and Obligations of U.S Government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

71	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. Fannie Mae guarantees the contractual cash flows of these securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2003 and 2002 are:

	December 31,
	2003	2002
Real estate:
Residential	$140,826	$114,183
Commercial	157,586	117,964
Construction	16,930	22,544

Total real estate	315,342	254,691
Commercial	59,175	43,607
Consumer and other loans	39,908	35,906

	414,425	334,204
Less: Deferred loan origination fees	527	483

Total loans	413,898	333,721
Less: Allowance for loan losses	4,850	4,055

Total net loans	$409,048	$329,666

The following is a summary of information regarding nonaccrual loans, impaired loans and other real estate owned at December 31, 2003 and 2002:

	December 31,
	2003	2002
Nonaccrual loans	$1,078	$402

Recorded investment in impaired loans	$368	$433

Allowance for loan losses related to impaired loans	$132	$124

Other real estate owned	$282	$65

72	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

	Interest income not recognized on nonaccrual loans	Interest Income recognized on impaired loans	Average recorded investment in impaired loans
For years ended December 31:
2003	$10	$22	$333
2002	$12	$19	$298
2001	$55	$12	$144

Certain principal stockholders, directors and officers and their related interests were indebted to the Company as summarized below at December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Balance, beginning of year	$11,768	$8,593	$9,037
Additional new loans	4,488	7,992	2,963
Repayments on outstanding loans	3,026	4,817	3,407

Balance, end of year	$13,230	$11,768	$8,593

All such loans were made in the ordinary course of business. At December 31, 2003, 2002 and 2001, principal stockholders, directors and officers of the Company and their related interests had $3,864, $3,839 and $1,634, respectively, available in lines of credit.

Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001, are as follows:

	December 31,
	2003	2002	2001
Balance, beginning of year	$4,055	$3,076	$2,730
Provision charged to operations	1,243	644	577
Loans charged-off	(534)	(366)	(304)
Recoveries of previous charge-offs	86	26	73
Effect of merger with CenterState Bank	—	675	—

Balance, end of year	$4,850	$4,055	$3,076

73	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(4)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2003 and 2002, is as follows:

	December 31,
	2003	2002
Land	$7,710	$6,683
Land improvements	265	265
Buildings	11,487	10,914
Leasehold improvements	832	752
Furniture, fixtures and equipment	8,714	8,137
Construction in progress	1,819	—

	30,827	26,751
Less: Accumulated depreciation	7,903	6,436

	$22,924	$20,315

(5)	Deposits

A detail of deposits at December 31, 2003 and 2002 is as follows:

	December 31,
	2003	Weighted average interest rate	2002	Weighted average interest rate
Non-interest bearing deposits	$118,219	0.0%	$80,019	0.0%
Interest bearing deposits:
Interest bearing demand deposits	76,404	0.3%	62,978	0.5%
Savings deposits	40,210	0.3%	31,328	0.7%
Money market accounts	85,360	0.9%	81,031	1.4%
Time deposits less than $100,000	136,209	2.8%	122,082	3.4%
Time deposits of $100,000 or greater	81,833	2.9%	64,024	3.6%

	$538,235	1.4%	$441,462	1.8%

74	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

The following table presents, by various interest rate categories, the amount of certificate accounts at December 31, 2003, maturing during the periods reflected below:

Interest rate	2004	2005	2006	2007	2008	Total
0.00% – 0.99%	$8,183	$102	$—	$—	$—	$8,285
1.00% – 1.99%	60,003	5,436	771	110	345	66,665
2.00% – 2.99%	38,681	6,270	1,450	258	363	47,022
3.00% – 3.99%	10,417	3,649	5,249	6,792	5,180	31,287
4.00% – 4.99%	10,291	2,042	5,469	18,623	4,715	41,140
5.00% – 5.99%	2,057	1,030	4,183	11,593	175	19,038
6.00% – 6.99%	1,225	1,987	394	—	5	3,611
Over 6.99%	—	894	—	100	—	994

	$130,857	$21,410	$17,516	$37,476	$10,783	$218,042

A summary of interest expense on deposits for the years ended December 31, 2003, 2002 and 2001, is as follows:

	December 31,
	2003	2002	2001
Interest-bearing demand deposits	$261	$279	$347
Savings deposits	142	231	296
Money market accounts	886	870	1,532
Time deposits less than $100,000	3,803	4,066	5,990
Time deposits of $100,000 or greater	2,223	1,406	1,478

	$7,315	$6,852	$9,643

The Company had deposits from directors, officers and employees and their related interests of approximately $14,207, and $7,269 at December 31, 2003 and 2002, respectively.

(6)	Securities sold under agreements to repurchase

The Company enters into sales of securities under agreements to repurchase. These fixed-coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remain in the asset accounts.

At December 31, 2003 and 2002, the Company had $17,465 and $10,005 in repurchase agreements with weighted average interest rates of 0.28 percent and 0.56 percent, respectively. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with fair values of $27,939 and $17,984 at December 31, 2003 and 2002, respectively.

The repurchase agreements were to repurchase the identical securities as those which were sold. Repurchase agreements averaged $15,562, $4,185 and $5,045 for the years ended December 31, 2003, 2002 and 2001, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $24,366, $11,486 and $6,899, respectively. Total interest expense paid on repurchase agreements for the years ending December 31, 2003, 2002 and 2001, was $73, $40 and $183, respectively.

75	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(7)	Note Payable

During the quarter ended June 30, 2003, the Company entered into an unsecured borrowing facility with a large regional bank. The facility is a two year $2,400 line of credit with a floating interest rate of LIBOR +1.75%. The maximum amount outstanding during the year was $2,150. The facility was paid off during September 2003 using funds from the corporate debenture issued on September 22, 2003 described below.

(8)	Corporate debenture

The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10 million. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debentue (three month LIBOR plus 305 basis points). The initial rate in effect at the time of issuance was 4.19% and is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related loan origination costs of $188 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

The Company used a portion of the $10,000 of capital received to pay down a $2,150 short-term borrowing facility. The Company intends to use the remainder to capitalize the future growth of its subsidiary banks.

(9)	Income Taxes

The provision for income taxes at December 31, 2003, 2002 and 2001, consists of the following:

	Current	Deferred	Total
December 31, 2003:
Federal	$1,557	$(249)	$1,308
State	274	(41)	233

	$1,831	$(290)	$1,541

December 31, 2002:
Federal	$1,268	$(41)	$1,213
State	186	(7)	179

	$1,454	$(48)	$1,406

December 31, 2001:
Federal	$1,425	$(150)	$1,275
State	264	(26)	238

	$1,689	$(176)	$1,513

76	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$1,732	1,298
Deferred loan fees	199	143
Merger costs	50	50
Intangible assets	46	82
Net operating loss carryforward	495	603
Other	94	2

Total deferred tax asset	2,616	2,178

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(438)	(334)
Unrealized gain on investment securities available for sale	(12)	(232)
Core deposit intangible	(158)	(79)
Accretion of discount on investments	(16)	(5)

Total deferred tax liability	(624)	(650)

Net deferred tax asset	$1,992	$1,528

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

A reconciliation between the actual tax expense and the “expected” tax expense (computed by applying the U.S. federal corporate rate of 34 percent to earnings before income taxes) is as follows:

	December 31,
	2003	2002	2001
“Expected” tax expense	$1,417	$1,284	$1,370
Tax exempt interest	(51)	(28)	(27)
State income taxes, net of federal income tax benefits	154	118	157
Merger and other public registration expenses	—	(12)	—
Other, net	21	44	13

	$1,541	$1,406	$1,513

77	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(10) Rent

The following is a schedule of future minimum annual rentals under the noncancellable operating leases of the Company’s facilities:

Year ending December 31,
2004	$271
2005	208
2006	91
2007	93
2008	48

$711

Rent expense for the years ended December 31, 2003, 2002 and 2001, was $304, $195 and $179, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

(11)	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximates fair value due to short-term maturity and market interest rates earned.

Investments – The Company’s investment securities available for sale represents investments in U.S. Treasury securities, U.S. Government agency securities, mortgage backed securities, and municipal securities. The Company’s equity investments at year end represents stock investments in the Federal Reserve Bank, Federal Home Loan Bank and other equity. The stocks are not publicly traded and the carrying amount was used to estimate the fair value. The fair value of the U.S. Treasury securities, U.S. Government agency securities, mortgage backed securities and municipal securities was estimated based on quoted market prices.

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

Deposits – The fair values disclosed for non-interest bearing demand deposits are, by definition, equal to the amount payable on demand (that is their carrying amounts). The carrying amounts of variable rate, money market accounts and fixed term certificates of deposit (CDs) approximate their fair value at the reporting date due to the fact they reprice frequently. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

78	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

Repurchase agreements – The carrying amount of the repurchase agreements approximate their fair value due to the short-term nature of the agreement and the market interest rates charged.

Corporate debenture – Because it reprices frequently and has no significant change in credit risk, fair value is based on carrying value.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments.

	December 31, 2003
	Carrying Amount	Fair value
Financial assets:
Cash and cash equivalents	$71,059	$71,059
Investment securities available for sale	95,357	95,357
Loans, less allowance for loan losses of $4,850	409,048	410,078

Financial liabilities:
Deposits:
Without stated maturities	$320,193	$320,193
With stated maturities	218,042	223,982
Securities sold under agreement to repurchase	17,465	17,465
Corporate debenture	10,000	10,000

	December 31, 2002
	Carrying Amount	Fair value
Financial assets:
Cash and cash equivalents	$84,042	$84,042
Investment securities available for sale	51,799	51,799
Loans, less allowance for loan losses of $4,055	329,666	331,141

Financial liabilities:
Deposits:
Without stated maturities	$255,356	$255,356
With stated maturities	186,106	191,831
Securities sold under agreement to repurchase	10,005	10,005

79	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(12)	Regulatory Capital

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Office of Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2003 and 2002, are presented in the table below.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:
Total capital (to risk weighted assets)	$51,160	12.5%	$32,797	>8%	$40,997	>10%
Tier 1 capital (to risk weighted assets)	46,310	11.3%	16,399	>4%	24,598	>6%
Tier 1 capital (to average assets)	46,310	7.8%	23,616	>4%	29,520	>5%

December 31, 2002:
Total capital (to risk weighted assets)	$37,646	11.2%	$26,995	>8%	$33,743	>10%
Tier 1 capital (to risk weighted assets)	33,591	10.0%	13,497	>4%	20,246	>6%
Tier 1 capital (to average assets)	33,591	8.5%	15,741	>4%	19,677	>5%

(13)	Dividends

The Company declared and paid cash dividends of $740, $565 and $507 during the years ended December 31, 2003, 2002 and 2001, respectively. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2003 dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $3,251, subject to the Banks meeting or exceeding regulatory capital requirements.

80	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(14)	Stock Option Plans

On June 30, 2000, the outstanding options of FNBOC, CNBPC and FNBPC were converted into 11,000, 10,605 and 21,791, respectively, shares of the Company’s common stock.

The Company has authorized 365,000 common shares for employees of the Company, under an incentive stock option and non-statutory stock option plan. Options are granted at fair market value of the underlying stock at date of grant. Each option expires ten years from date of grant and a vesting period of 25% at the date of grant and 25% on each anniversary date thereafter.

There were 159,036 options outstanding as of December 31, 2001. There were 7,500 options granted during the year ending December 31, 2002 with a weighted average exercise price of $19.62 per share. There were 5,861 options forfeited and 7,156 options exercised during the year ending December 31, 2002. In addition, pursuant to the merger agreement between the Company and CenterState Bank of Florida (“CSB”), 71,138 options were issued in exchange for CSB common stock options outstanding. All of these options vested immediately upon change of control. The exercise price was $14.92 per share, as required by the merger agreement.

There were 224,657 options outstanding as of December 31, 2002. 41,500 options were granted during the year ending December 31, 2003 with a weighted average exercise price of $19.25 per share. There were 13,650 options forfeited and 7,421 options exercised during this same period.

Of the 159,036 options outstanding at December 31, 2001, 70,259 were vested and exercisable at a weighted average exercise price of $9.86 per share. Of the 224,657 options outstanding at December 31, 2002, 160,347 were vested and exercisable at a weighted average exercise price of $13.09 per share. Of the 245,086 options outstanding at December 31, 2003, 185,519 were vested and exercisable at a weighted average exercise price of $13.56 per share.

A summary of the status of the Company’s stock option plans at December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below:

	December 31,
	2003	2002	2001
Options outstanding at beginning of year	224,657	159,036	43,396
Granted	41,500	7,500	118,370
Exercised	(7,421)	(7,156)	(2,730)
Forfeited	(13,650)	(5,861)	—
Issued in acquisition of CSB	—	71,138	—

Options outstanding at end of year	245,086	224,657	159,036

Options exercisable at end of year	185,519	160,347	70,259

Weighted-average fair value of options granted during the year per share	$5.59	$5.75	$3.87

81	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

The fair value of each option grant is estimated on the date of grant using the Black-Shole’s model. The following variables were used: ten year U.S. government treasury rates for the risk free rate at the date of grant; dividend yield was calculated by dividing the dividend paid during the year of grant by the fair value of the underlying stock as of the grant date; expected volatility was calculated as of the grant date, ranging from approximately 20.1 through 22.1; and an expected life of 10 years.

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of exercise prices	Number outstanding at December 31, 2003	Weighted Remaining Contractual Life	Weighted average exercise price	Number exercisable at December 31, 2003	Weighted average exercise price at December 31, 2003
$6.17 - $9.26	15,574	31 months	$7.32	15,574	$7.32
$9.27 - $13.91	113,545	84 months	$12.71	87,415	$12.68
$13.92 - $19.80	115,967	92 months	$16.70	86,388	$15.64

(15)	Employee Benefit Plan

Substantially all of the subsidiary banks employees are covered under the Company’s 401(k) compensation and incentive plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2003, 2002 and 2001, the Company’s contributions to the plan were $378, $261 and $258, respectively, which are included in salary and benefits on the statement of operations.

82	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(16)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheet

December 31, 2003 and 2002

	2003	2002
Assets:
Cash and due from banks	$4,545	$614
Investment in wholly-owned bank subsidiaries	47,181	41,934
Other equity investment	100	—
Prepaid expenses and other assets	327	86

Total assets	$52,153	$42,634

Liabilities:
Accounts payable and accrued expenses	125	319
Amount payable to shareholders	65	2,400
Corporate debenture	10,000	—

Total liabilities	10,190	2,719
Shareholders’ Equity:
Common stock	34	34
Additional paid-in capital	26,500	26,036
Retained earnings	15,409	13,523
Accumulated other comprehensive income	20	322

Total shareholders’ equity	41,963	39,915

Total liabilities and shareholders’ equity	$52,153	$42,634

Condensed Statements of Operations

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Other income	$—	$8	$—
Interest expense	144	—	—
Operating expenses	725	631	420

Loss before equity in net earnings of subsidiaries	(869)	(623)	(420)
Equity in net earnings of subsidiaries (net of income tax expense of $1,865, $1,635 and $1,659 at December 31, 2003, 2002 and 2001, respectively)	3,171	2,763	2,785

Net income before income tax benefit	2,302	2,140	2,365
Income tax benefit	(324)	(229)	(151)

Net income	$2,626	$2,369	$2,516

83	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

Condensed Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$2,626	$2,369	$2,516
Tax deduction in excess of book deduction on options exercised	—	10	7
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(3,171)	(2,763)	(2,785)
(Decrease) increase in payables and accrued expenses	(194)	145	63
(Increase) decrease in other assets	(240)	39	(22)

Net cash flows used in operating activities	(979)	(200)	(221)

Cash flows from investing activities:
Merger transaction cost	—	(120)	—
Cash payments for fractional shares	(5)	—	—
Cash payments to CSB shareholders	(2,335)	—	—
Purchase of equity investment, available for sale portfolio	(100)	—	—
Investment in subsidiaries	(5,200)	—	—
Dividend received from subsidiaries	3,188	1,155	938

Net cash flows (used in) provided by investing activities	(4,452)	1,035	938

Cash flows from financing activities:
Stock options exercised	102	38	17
Dividends paid to shareholders	(740)	(565)	(507)
Corporate debenture	10,000	—	—

Net cash flows provided by (used in) financing activities	9,362	(527)	(490)

Net increase in cash and cash equivalents	3,931	308	227
Cash and cash equivalents at beginning of year	614	306	79

Cash and cash equivalents at end of year	$4,545	$614	$306

84	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

Condensed Statements of Cash Flows - continued

	2003	2002	2001
Supplemental disclosure of noncash activities:
Market value adjustment – investment securities available for sale:
Market value adjustment – investment securities	$(476)	$(327)	$584
Deferred income tax asset (liability)	174	129	(221)

Unrealized (loss) gain on investment securities available for sale, net	$(302)	$(198)	$363

Issuance of common stock for net assets of bank subsidiaries	$—	$10,544	$—

Acquisition of CSB purchase price adjustment	$362	$—	$—

(17)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2003 and 2002, are as follows:

	December 31,
	2003	2002
Standby letters of credit	$1,617	$1,085
Available lines of credit	59,188	40,304
Unfunded loan commitments – fixed	6,226	8,786
Unfunded loan commitments – variable	9,556	10,414

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(18)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Pasco, and Polk Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2003, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of Osceola, Pasco and Polk Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

(19)	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	2003	2002	2001
Numerator for basic and diluted earnings per share:
Net income	$2,626	$2,369	$2,516

Denominator:
Denominator for basic earnings per share - weighted-average shares	3,364,824	2,823,213	2,817,240
Effect of dilutive securities:
Employee stock options	63,995	55,557	22,674

Denominator for diluted earnings per share - adjusted weighted-average shares	3,428,819	2,878,770	2,839,914

Basic earnings per share	$0.78	$0.84	$0.89
Diluted earnings per share	$0.77	$0.82	$0.89

86	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(20)	Merger

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

	Pre merger Dec 31, 2002	Post merger Dec 31, 2002
Cash and due from banks	$2,945	$2,945
Federal funds sold and money market	8,616	8,616
Investments available for sale, at fair value	8,715	8,715
Loans	50,061	50,061
Allowance for loan losses	(675)	(675)
Bank premises and equipment, net	4,417	4,417
Goodwill	—	4,308
Core deposit intangible	—	739
All other assets	1,371	1,293

TOTAL ASSETS	$75,450	$80,419

Deposits	$62,886	$63,416
Securities sold under agreement to repurchase	3,616	3,616
Other liabilities	323	323
Stockholders’ Equity	8,625	13,064

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$75,450	$80,419

The pro-forma condensed consolidated statements of operations for 2002 and 2001 are shown below. These statements combine the Company’s actual consolidated statements of operations and CSB’s statements of operations as if the Companies had been combined effective January 1, 2001.

(in thousands of dollars)	Pro-forma 2002	Pro-forma 2001
Total interest income	$24,468	$26,004
Total interest expense	(8,372)	(11,208)

Net interest income	16,096	14,796
Provision for loan losses	(910)	(618)

Net interest income after provision for loan losses	15,186	14,178
Non-interest income	3,955	3,220
Non-interest expense	(16,277)	(13,808)

Income before income taxes	2,864	3,590
Income taxes	(1,059)	(1,358)

Net income	$1,805	$2,232

87	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2003 and 2002

(21)	Subsequent event

The Company entered into an agreement to sell its two Lake County branches to a Lake County bank. The branches are part of the CNB/Pasco bank, which is currently operating in five counties. Divesting itself of its Lake County branches, the Pasco bank intends to concentrate its efforts in its west central Florida counties, where the Company has had more successful growth rates. The sale closed on February 20, 2004. The sale included approximately $21.4 million of loans, $23.9 million of deposits, the real estate and all the fixed assets. All of the staff of the two branches became employees of the acquiring bank. The Company realized a gain on the sale during the first quarter of 2004.

88	(Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 26th day of March, 2004.

CenterState BANKS OF FLORIDA, INC.

/s/ James H. White
James H. White
Chairman of the Board

/s/ E. S. “Ernie” Pinner
E. S. “Ernie” Pinner
President and Chief Executive Officer

/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 26, 2004.

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

CenterState Banks of Florida, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit
14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002