Form 10-Q
period 2004-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2004-05-07
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

YES ☒ NO ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	3,378,137
(class)	Outstanding at March 31, 2004

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of March 31, 2004	As of December 31, 2003
ASSETS
Cash and due from banks	$23,498	$24,843
Federal funds sold and money market	70,816	46,216
Securities available for sale (at market value)	109,071	95,357
Loans	398,375	413,898
Less allowance for loan losses	(5,163)	(4,850)

Net Loans	393,212	409,048
Premises and equipment, net	23,424	22,924
Accrued interest receivable	2,021	2,112
Other real estate owned	247	282
Deferred income taxes, net	1,492	1,992
Goodwill	4,675	4,675
Core deposit intangible	616	637
Other assets	1,090	810

TOTAL ASSETS	$630,162	$608,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$128,021	$118,219
Demand - interest bearing	87,327	76,404
Savings and money market accounts	137,350	125,570
Time deposits	192,678	218,042

Total deposits	545,376	538,235
Securities sold under agreement to repurchase	29,122	17,465
Corporate debenture	10,000	10,000
Amount payable to shareholders	35	65
Accrued expenses and other liabilities	1,871	1,168

Total liabilities	586,404	566,933
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,378,137 and 3,369,380 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	34	34
Additional paid-in capital	26,582	26,500
Retained earnings	16,959	15,409
Accumulated other comprehensive income	183	20

Total stockholders’ equity	43,758	41,963

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$630,162	$608,896

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar 31, 2004	Mar 31, 2003
Interest income:
Loans	$6,023	$5,560
Investment securities	538	371
Federal funds sold and money market	132	193

	6,693	6,124

Interest expense:
Deposits	1,648	1,860
Securities sold under agreement to repurchase	24	16
Corporate debentures	116	—

	1,788	1,876

Net interest income	4,905	4,248
Provision for loan losses	435	302

Net interest income after loan loss provision	4,470	3,946

Other income:
Service charges on deposit accounts	786	712
Commissions from mortgage broker activities	176	154
Loan related fees	81	67
Commissions on sale of mutual funds and annuities	34	70
Other service charges and fees	171	173
Gain on sale of branches	1,844	—
Loss on sale of other real estate owned	(14)	—

	3,078	1,176

Other expenses:
Salaries, wages and employee benefits	2,547	2,179
Occupancy and equipment expense	573	567
Depreciation of premises and equipment	365	382
Stationary, printing and supplies	123	104
Marketing expenses	109	63
Data processing expense	207	206
Legal, auditing and other professional fees	114	131
Other expenses	718	654

Total other expenses	4,756	4,286
Income before provision for income taxes	2,792	836
Provision for income taxes	1,039	309

Net income	$1,753	$527

Earnings per share:
Basic	$0.52	$0.16
Diluted	$0.51	$0.15
Common shares used in the calculation of earnings per share:
Basic	3,373,316	3,362,846
Diluted	3,436,736	3,426,655

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net Income	$1,753	$527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	435	302
Depreciation of premises and equipment	365	382
Amortization of purchase accounting adjustments related to the CSB merger	(32)	(59)
Net amortization/accretion of investments securities	141	135
Net deferred origination fees	(18)	34
Loss on sale of other real estate owned	14	—
Gain on sale of branches	(1,844)	—
Deferred income taxes	402	(9)
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	19	232
Net change in other assets	(280)	(232)
Net change in accrued interest payable	(28)	10
Net change in accrued expenses and other liabilities	756	389

Net cash provided by operating activities	1,683	1,711

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	10,105	8,500
Proceeds from callable investment securities available for sale	2,000	8,000
Purchases of investment securities available for sale	(24,499)	(19,105)
Purchases of mortgage back securities available for sale	(2,883)	(5,144)
Proceeds from pay-downs of mortgage back securities available for sale	1,683	1,130
Increase in loans, net of repayments	(5,993)	(22,376)
Purchases of premises and equipment	(2,477)	(1,236)
Proceeds from sale of other real estate owned	103	—
Decrease in amounts payable to shareholders relating to the CSB merger	(30)	(2,100)
Net cash from sale of branches	829	—
Increase in goodwill due to cash payments for fractional shares related to CSB merger	—	(5)

Net cash used in investing activities	(21,162)	(32,336)

Cash flows from financing activities:
Net increase in demand and savings deposits	31,198	29,268
Net increase in other borrowings	11,657	3,353
Stock options exercised	82	25
Dividends paid	(203)	(168)

Net cash provided by financing activities	42,734	32,478

Net increase in cash and cash equivalents	23,255	1,853
Cash and cash equivalents, beginning of period	71,059	84,042

Cash and cash equivalents, end of period	$94,314	$85,895

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Three months ended March 31,
	2004	2003
Supplemental schedule of noncash transactions:
Fair value adjustment - securities available-for-sale
Fair value adjustments - securities	$261	($194)
Deferred income tax (liability) asset	(98)	71

Unrealized gain (loss) on securities available-for-sale	$163	($123)

Transfer of loan to other real estate owned	$82	$—

Cash paid during the period for:
Interest	$1,832	$1,866

Income taxes	$—	$—

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

FNB/Osceola is a national bank charted in September 1989. It operates from three full service locations within Osceola County and two full service locations in Orange County, a contiguous county. CNB/Pasco is a national bank charted in November 1989. It operates from seven full service locations within Pasco, Sumter, Hernando and Citrus Counties. FNB/Polk is a national bank charted in February 1992. It operates from four full service locations and two specialty locations within eastern Polk County. CSB is a state bank charted in April 2000. It operates from three full service and two specialty locations within western Polk County. C. S. Processing, Inc. (“CSP”) is a wholly owned subsidiary, equally owned by the Company’s four subsidiary banks. CSP was formed in 2001. It performs item processing and check rendering services for the Company’s four subsidiary banks.

The Company, through its subsidiary banks, provides traditional deposit and lending products and services to its retail and commercial customers.

NOTE 2: Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended March 31,
	2004			2003
Amounts are in thousands of dollars, except per share amounts	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common Shareholders	$1,753	3,373,316	$0.52	$527	3,362,846	$0.16

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	63,420		$0	63,809

Diluted EPS
Net earnings available to common shareholders and assumed Conversions	$1,753	3,436,736	$0.51	$527	3,426,655	$0.15

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

The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended
	Mar 31, 2004	Mar 31, 2003
Net income	$1,753	$527
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period	163	(123)

Other comprehensive income (loss), net of tax	163	(123)

Comprehensive income	$1,916	$404

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

	Three month period ending March 31,
	2004	2003
Net income, as reported	$1,753	$527
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	($26)	($29)

Pro forma net income	$1,727	$498

Diluted earnings per share, as reported	$0.51	$0.15
Deduct stock-based employee compensation per share expense determined under fair-value-based method for all awards, net of tax	($0.01)	—

Pro forma diluted earnings per share	$0.50	$0.15

NOTE 6: Effect of new pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R as of December 31, 2003.

The Company has evaluated the impact of applying FIN 46R to existing VIEs in which it has variable interests and has determined that CenterState Bank of Florida Statutory Trust I “the Trust” should be deconsolidated from the Company. At December 31, 2003, the Company de-recognizing $10 million in trust preferred securities issued during the 3rd Quarter and recognizing $10 million in corporate debentures that the Trust had purchased from the Company.

The Federal Reserve has issued regulations which allow for the inclusion of a portion of these instruments as Tier 1 capital and the balance as Tier 2 capital (in accordance with the Federal Reserve’s guidelines) regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. Assuming no change in the Federal Reserve regulation, the adoption of FIN 46 did not have a material impact on the Company’s financial condition or operating results.

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

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004. The adoption of this Statement did not have a material effect on the financial statements of the Company.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale of branches

The Company sold its two Lake County (Florida) branches during February 2004, which included approximately $21 million of loans, $24 million of deposits and all of the related fixed assets (book value of approximately $1.6 million) (the “Branch Sale”). The Company recognized a gain on sale of approximately $1,844,000 ($1,150,000, net of income taxes of $694,000).

Rights offering

On April 30, 2004, the Company commenced a rights offering for the sale of up to 675,627 shares of its common stock to shareholders of Record on April 27, 2004, at a price of $18.99 per share. The shareholder rights terminate on June 14, 2004.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2004 AND DECEMBER 31, 2003

Overview

Total assets of the Company were $630.2 million as of March 31, 2004, compared to $608.9 million at December 31, 2003, an increase of $21.3 million or 3.5%. This increase, net of the Branch Sale, was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal funds sold and money market

Federal funds sold and money market was $70.8 million at March 31, 2004 as compared to $46.2 million at December 31, 2003, an increase of $24.6 million or 53%. The Company has been holding more of its available funds in federal funds sold and money market instead of securities, primarily due to the relatively low rate of yields offered on short-term U.S. Treasury and government agency securities.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $109.1 million at March 31, 2004 compared to $95.4 million at December 31, 2003, an increase of $13.7 million or 14%. These securities have been recorded at fair value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. Management uses its available-for-sale securities portfolio, as well as its federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding.

Loans

Total gross loans were $398.9 million at March 31, 2004, compared to $414.4 million at December 31, 2003, a decrease of $15.5 million or 3.7%. During the same period, real estate loans decreased by $15.0 million or 10.6%, commercial loans increased by $0.2 million or 0.1%, and all other loans including consumer loans decreased by $0.7 million or 0.6%. Total loans net of unearned fees and allowance for loan losses were $393.2 million at March 31, 2004, compared to $409.0 million at December 31, 2003, a decrease of $15.8 million or 3.9%. As discussed above, the Company closed the Branch Sale on February 20, 2004, which included loans with a net book value of approximately $21.3 million. On a pro forma basis, the Company had an increase in net loans of approximately $5.5 million, or 1.4%, when the sale of the $21.3 million of loans in the Branch Sale is excluded.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Mar 31, 2004	Dec 31, 2003
Real estate loans
Residential	$125,797	$140,826
Commercial	157,804	157,586
Construction	17,026	16,930

Total real estate loans	300,627	315,342
Commercial	53,767	59,175
Consumer and other loans	44,491	39,908

Gross loans	398,885	414,425
Unearned fees	(510)	(527)

Total loans net of unearned fees	398,375	413,898
Allowance for loan losses	(5,163)	(4,850)

Total loans net of unearned fees and allowance for loan losses	$393,212	$409,048

Credit quality and allowance for loan losses

The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for probable losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. Management also weighs general economic conditions based on knowledge of specific factors that may affect the collectibility of loans. At March 31, 2004, the allowance for loan losses was $5.2 million or 1.30% of total loans outstanding, compared to $4.9 million or 1.17%, at December 31, 2003. The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period end Mar 31,
	2004	2003
Allowance at beginning of period	$4,850	$4,055
Charge-offs
Commercial loans	10	7
Real estate loans	2	—
Consumer loans	3	14

Total charge-offs	15	21
Recoveries
Commercial loans	3	—
Real Estate loans	6	11
Consumer loans	14	2

Total recoveries	23	13
Net (recoveries) charge-offs	(8)	8
Provision for loan losses	435	302
Adjustment relating to Branch Sale	(130)	—

Allowance at end of period	$5,163	$4,349

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Mar 31 2004	Dec 31 2003
Non-accrual loans	$846	$1,078
Accruing loans past due over 90 days	200	246
Other real estate owned (“OREO”)	247	282
Repossessed assets other than real estate	28	35

Total non-performing assets	$1,321	$1,641

As a percent of total assets	0.21%	0.27%

Allowance for loan losses	$5,163	$4,850

Allowance for loan losses to non performing assets	391%	296%

Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of March 31, 2004, management believes that its allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $23.4 million at March 31, 2004 compared to $22.9 million at December 31, 2003, resulting in a net increase of $0.5 million or 2.2%. The increase was the net result of purchases aggregating $2.5 million (includes the purchase of land of $1.26 million and construction in progress on several new branches of approximately $0.9 million), less depreciation of $0.4 million and the sale of land, buildings, furniture and equipment relating to the February 20, 2004 Branch Sale of approximately $1.6 million.

Deposits

Total deposits were $545.4 million at March 31, 2004, compared to $538.2 million at December 31, 2003, an increase of $7.2 million or 1.3%. During the three month period ended March 31, 2004, demand deposits increased by $9.8 million (8.3%), NOW deposits increased by $10.9 million (14.3%), savings and money market accounts increased by $11.8 million (9.4%), and time deposits decreased by $25.3 million (11.6%). As discussed before, the Branch Sale included approximately $24.0 million of deposits. On a pro forma basis, the Company’s deposits grew $31.2 million (excluding the sale of the $24 million of deposits), or 5.8%, during the quarter ended March 31, 2004.

Repurchase agreements

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $29.1 million at March 31, 2004 compared to $17.5 million at December 31, 2003, for an increase of $11.6 million, or 66%.

Corporate debenture

The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10 million. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The initial rate in effect at the time of issuance was 4.19% and is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. Related loan origination costs of $188,000 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines, and the remainder as Tier 2 capital for federal regulatory purposes.

Stockholders’ equity

Shareholders’ equity at March 31, 2004, was $43.8 million, or 7.0% of total assets, compared to $42.0 million, or 6.9% of total assets at December 31, 2003. The increase in stockholders’ equity was due to year-to-date net income ($1,753,000), stock options exercised ($82,000) and a net increase in the market value of securities available for sale, net of deferred taxes ($163,000), less dividends paid ($203,000). The Company paid a dividend of $0.06 per share on March 31, 2004 to shareholders of record as of the close of business on March 15, 2004.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2004, each of the Company’s four subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2004 and December 31, 2003 are presented in the table below.

	Actual		Well capitalized		Excess Amount
	Amount	Ratio	Amount	Ratio
March 31, 2004 need call reports from banks
Total capital (to risk weighted assets)	$53,173	13.0%	$40,888	> 10%	$12,285
Tier 1 capital (to risk weighted assets)	48,061	11.8%	24,533	> 6%	23,528
Tier 1 capital (to average assets)	48,061	7.9%	30,534	> 5%	17,527
December 31, 2003
Total capital (to risk weighted assets)	$51,160	12.5%	$40,997	> 10%	$10,163
Tier 1 capital (to risk weighted assets)	46,310	11.3%	24,598	> 6%	21,712
Tier 1 capital (to average assets)	46,310	7.8%	29,520	> 5%	16,790

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

Overview

Net income for the three months ended March 31, 2004 was $1,753,000 or $0.52 per share basic and $0.51 per share diluted, compared to $527,000 or $0.16 per share basic and $0.15 per share diluted for the same period in 2003.

As discussed above, the Branch Sale closed by the Company sold during February 2004, included approximately $21 million of loans, $24 million of deposits and all of the related fixed assets (book value of approximately $1.6 million). The Company recognized a gain on sale of approximately $1,844,000 ($1,150,000 net of income taxes of $694,000).

On a pro forma basis, i.e. excluding the gain on sale of branches, the Company’s net income would have been $603,000 or $0.18 per share basic and diluted, compared to $527,000 or $0.16 per share basic and $0.15 per share diluted for the same period in 2003. The Company believes this pro forma basis is useful to the investor when comparing quarterly results.

Reconciliation between Net Income and Pro Forma Net Income (i.e. excluding branch sale)

Amounts in thousands of dollars, except per share data		per share basic	per share diluted
Net Income	$1,753	$0.52	$0.51
Gain on sale of branches, net of tax of $694	(1,150)	($0.34)	($0.34)

Pro Forma Net Income	$603	$0.18	$0.18

Net interest income/margin

Net interest income increased $657,000 or 15% to $4.905 million during the three month period ended March 31, 2004 compared to $4.248 million for the same period in 2003. The $657,000 increase was the result of a $569,000 increase in interest income and an $88,000 decrease in interest expense.

Interest earning assets averaged $560.6 million during the three month period ended March 31, 2004 as compared to $461.3 million for the same period in 2003, an increase of $99.3 million, or 21.5%. The yield on average interest earning assets decreased 0.53% to 4.78% during the three month period ended March 31, 2004, compared to 5.31% for the same period in 2003. The combined net effects of the

$99.3 million increase in average interest earning assets and the 0.53% decrease in yield on average interest earning assets resulted in the $569,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $451.9 million during the three month period ended March 31, 2004 as compared to $381.2 million for the same period in 2003, an increase of $70.7 million, or 18.5%. The cost of average interest bearing liabilities decreased 0.39% to 1.58% during the three month period ended March 31, 2004, compared to 1.97% for the same period in 2003. The combined net effects of the $70.7 million increase in average interest bearing liabilities and the 0.39% decrease in cost of average interest bearing liabilities resulted in the $88,000 decrease in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2004 and 2003 (in thousands of dollars).

	Three months ended March 31,
	2004			2003
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (7)	$405,365	$6,023	5.94%	$344,193	$5,560	6.46%
Securities (3)	155,229	670	1.73%	117,081	564	1.93%

Total earning assets	560,594	6,693	4.78%	461,274	6,124	5.31%
Allowance for Loan Losses	(4,994)			(4,176)
All other assets	60,594			50,167

Total assets	$616,194			$507,265

Deposits (4)	418,273	1,648	1.58%	370,587	1,860	2.01%
Borrowings	23,662	24	0.41%	10,576	16	0.61%
Corporate debenture (8)	10,000	116	4.64%	—	—	—

Total interest bearing liabilities	451,935	1,788	1.58%	381,163	1,876	1.97%
Demand deposits	119,437			83,742
Other liabilities	1,641			2,211
Shareholders’ equity	43,181			40,149

Total liabilities and shareholders’ equity	$616,194			$507,265

Net interest spread (5)			3.20%			3.34%

Net interest income		$4,905			$4,248

Net interest margin (6)			3.50%			3.68%

Note 1:	Loan balances are net of deferred origination fees and costs.

Note 2:	Interest income on average loans includes net loan fee (cost) amortization of ($18) thousand and $32 thousand for the three month periods ended March 31, 2004 and 2003, respectively.

Note 3:	Includes securities available-for-sale, federal funds sold and money market.

Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits.

Note 5:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

Note 6:	Represents net interest income divided by total interest earning assets.

Note 7:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Note 8:	Includes amortization of origination costs of $9 thousand for the three month period ended March 31, 2004.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $435,000 for the three month period ended March 31, 2004 compared to $302,000 for the same period in 2003.

Non-interest income

Non-interest income for the three months ended March 31, 2004 increased $1,902,000, or 162%, to $3,078,000, compared to $1,176,000 for the same period in 2003. Most of this increase was due to the $1,844,000 gain on the Branch Sale closed by the Company in February 2004. Excluding this gain on sale, non interest income would have increased by approximately $58,000, or 5%, between the two periods. This net increase was primarily the result of an increase in service charges on deposit accounts of $74,000 (10%), a $22,000 increase (14%) in commissions from mortgage broker activities, and a net $38,000 decrease (12%) in all other non interest income items. Non-interest income (annualized), excluding the gain on the sale of the branches, as a percentage of total average assets was 0.80% for the three months ended March 31, 2004, compared to 0.93% for the same period in 2003.

Non-interest expense

Non-interest expense for the three months ended March 31, 2004 increased $470,000, or 11%, to $4,756,000, compared to $4,286,000 for the same period in 2003. The largest portion of the increase was due to a $368,000, or 17%, increase in salaries, wages and employee benefits. Occupancy expenses, including depreciation, decreased $11,000, or 1%. All other operating expenses combined produced a net increase of $113,000, or 10%.

With regard to the $368,000 increase in salaries, wages and employee benefits, the largest percentage increase within this category was employee health insurance, which increased $126,000, or 102%. Actual salary and wages, including bonus and profit sharing, increased $131,000, or 6.5%. Payroll taxes and all other employee related expenses increased by $61,000, or 18%. And lastly, the amount of compensation that was deferred as direct incremental cost of the loan origination process, consistent with Financial Accounting Statement No. 91, was $49,000, or 18%, less in the current quarter compared to the same quarter in 2003. Because this is a credit against the compensation expense, a decrease in this amount results in an increase in overall compensation expense recognized currently.

Provision for income taxes

The income tax provision for the three months ended March 31, 2004 was $1,039,000 (an effective rate of 37.2%) compared to $309,000 (an effective rate of 37.0%) for the same period in 2003.

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

Market risk

Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2003 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2003. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2004. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

(a) Exhibits

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

(b) Reports on Form 8-K

On February 6, 2004, a Form 8-K was furnished announcing the sale of two branches.

On February 25, 2004, a Form 8-K was furnished reporting under Item 12, “Results of Operations and Financial Condition,” the Company’s earnings for the year ending December 31, 2003.

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: May 7, 2004	By:	/s/ ERNEST S. PINNER

Ernest S. Pinner
President and Chief Executive Officer

Date: May 7, 2004	By:	/s/ JAMES J. ANTAL

James J. Antal
Senior Vice President and Chief Financial Officer