Form 10-Q
period 2004-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2004-08-09
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Check whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	4,055,037
(class)	Outstanding at June 30, 2004

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of June 30, 2004	As of December 31, 2003
ASSETS
Cash and due from banks	$27,545	$24,843
Federal funds sold and money market	43,643	46,216
Securities available for sale (at market value)	151,261	95,357

Loans	423,645	413,898
Less allowance for loan losses	(5,347)	(4,850)

Net Loans	418,298	409,048

Premises and equipment, net	24,829	22,924
Accrued interest receivable	2,145	2,112
Other real estate owned	278	282
Deferred income taxes, net	2,038	1,992
Goodwill	4,675	4,675
Core deposit intangible	594	637
Other assets	1,010	810

TOTAL ASSETS	$676,316	$608,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$146,511	$118,219
Demand - interest bearing	85,510	76,404
Savings and money market accounts	145,215	125,570
Time deposits	202,929	218,042

Total deposits	580,165	538,235

Securities sold under agreement to repurchase	28,408	17,465
Corporate debenture	10,000	10,000
Amount payable to shareholders	330	65
Accrued expenses and other liabilities	1,221	1,168

Total liabilities	620,124	566,933

Minority interest	120	—

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 4,055,037 and 3,369,380 shares issued and outstanding at June 30, 2004 and December 31, 2003 respectively	41	34
Additional paid-in capital	39,301	26,500
Retained earnings	17,524	15,409
Accumulated other comprehensive (loss) income	(794)	20

Total stockholders’ equity	56,072	41,963

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$676,316	$608,896

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest income:
Loans	$6,130	$5,803	$12,153	$11,363
Investment securities	631	341	1,169	712
Federal funds sold and money market	110	200	242	393

	6,871	6,344	13,564	12,468

Interest expense:
Deposits	1,625	1,848	3,273	3,708
Securities sold under agreement to repurchase	34	25	58	41
Corporate debenture	115	—	231	—
Note payable	—	3	—	3

	1,774	1,876	3,562	3,752

Net interest income	5,097	4,468	10,002	8,716

Provision for loan losses	240	286	675	588

Net interest income after loan loss provision	4,857	4,182	9,327	8,128

Other income:
Service charges on deposit accounts	754	727	1,540	1,439
Commissions from mortgage broker activities	178	202	354	356
Loan related fees	60	57	141	124
Commissions on sale of mutual funds and annuities	76	52	110	122
Other service charges and fees	170	135	341	308
Gain on sale of branches	—	—	1,844	—
Gain (loss) on sale of other real estate owned	9	—	(5)	—

	1,247	1,173	4,325	2,349

Other expenses:
Salaries, wages and employee benefits	2,569	2,223	5,116	4,402
Occupancy expense	575	557	1,148	1,124
Depreciation of premises and equipment	368	375	733	757
Stationary, printing and supplies	121	130	244	234
Marketing expenses	80	67	189	130
Data processing expense	210	191	417	397
Legal, auditing and other professional fees	126	124	240	255
Other expenses	775	595	1,493	1,249

Total other expenses	4,824	4,262	9,580	8,548

Income before provision for income taxes	1,280	1,093	4,072	1,929
Provision for income taxes	472	414	1,511	723

Net income	$808	$679	$2,561	$1,206

Earnings per share:
Basic	$0.23	$0.20	$0.75	$0.36
Diluted	$0.23	$0.20	$0.73	$0.35
Common shares used in the calculation of earnings per share:
Basic	3,498,069	3,364,369	3,435,693	3,363,612
Diluted	3,587,016	3,430,304	3,513,558	3,427,982

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net Income	$2,561	$1,206
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	675	588
Depreciation of premises and equipment	733	757
Amortization of purchase accounting adjustments related to the CSB merger	(48)	(103)
Net amortization/accretion of investments securities	296	297
Net deferred origination fees	19	18
Gain on sale of other real estate owned	5	—
Deferred income taxes	441	29
Gain on sale of branches	(1,844)	—
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	(105)	16
Net change in other assets	(200)	(170)
Net change in accrued interest payable	(28)	(10)
Net change in accrued expenses and other liabilities	436	213

Net cash provided by operating activities	2,941	2,841

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	14,105	10,500
Proceeds from callable investment securities available for sale	3,000	10,000
Purchases of investment securities available for sale	(67,917)	(27,135)
Purchases of mortgage back securities available for sale	(11,943)	(12,768)
Proceeds from pay-downs of mortgage back securities available for sale	5,254	2,826
Increase in loans, net of repayments	(31,572)	(40,092)
Purchases of premises and equipment	(4,250)	(1,583)
Proceeds from sale of other real estate owned	297	—
Decrease in amounts payable to shareholders	(65)	(2,200)
Net cash from sale of branches	829	—
Increase in goodwill due to cash payments for fractional shares related to CSB merger	—	(5)

Net cash used in investing activities	(92,262)	(60,457)

Cash flows from financing activities:
Net increase in demand and savings deposits	66,025	43,612
Net increase in other borrowings	10,943	8,594
Net increase notes payable	—	2,150
Stock options exercised	100	49
Net proceeds of shareholder rights offering	12,708	—
Proceeds from sale of minority interest of subsidiary	120	—
Dividends paid	(446)	(336)

Net cash provided by financing activities	89,450	54,069

Net increase (decrease) in cash and cash equivalents	129	(3,547)
Cash and cash equivalents, beginning of period	71,059	84,042

Cash and cash equivalents, end of period	$71,188	$80,495

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Six months ended June 30,
	2004	2003
Supplemental schedule of noncash transactions:
Fair value adjustment - securities available-for-sale
Fair value adjustments - securities	$(1,301)	$(62)
Deferred income tax asset	487	27

Unrealized loss on securities available-for-sale	$(814)	$(35)

Transfer of loan to other real estate owned	$297	$164

Purchase price adjustment related to CSB acquisition	$—	$362

Cash paid during the period for:
Interest	$3,595	$3,759

Income taxes	$1,278	$680

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Holding company and subsidiaries background information

CenterState Banks of Florida, Inc (the “Company”) is a multi-bank holding company. The Company was formed on June 30, 2000, as part of the merger of First National Bank of Osceola County (“FNB/Osceola”), Community National Bank of Pasco County (“CNB/Pasco”) and First National Bank of Polk County (“FNB/Polk”), which were three previously independent banks in Central Florida. The Company subsequently acquired CenterState Bank of Florida (“CSB”) on December 31, 2002 in a stock and cash transaction. This transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the tangible assets, core deposit intangible ($739,000) and liabilities was approximately $4.7 million. This amount was recognized and recorded as goodwill.

A 20% interest of C. S. Processing, Inc. (“CSP”) was sold to a Leesburg, Florida bank during the quarter ending June 30, 2004 for $120,000. CSP is now an 80% owned subsidiary, equally owned by the Company’s four subsidiary banks. It performs item processing and check rendering services for the Company’s four subsidiary banks and for the other financial institution which owns the remaining 20%.

The Company, through its subsidiary banks, provides traditional deposit and lending products and services to its retail and commercial customers. It operates through 25 locations in seven counties in Central Florida.

NOTE 2: Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of

America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended June 30,
	2004			2003
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$808	3,498,069	$0.23	$679	3,364,369	$0.20

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	88,947		$0	65,935

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$808	3,587,016	$0.23	$679	3,430,304	$0.20

	For the six months ended June 30,
	2004			2003
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$2,561	3,435,693	$0.75	$1,206	3,363,612	$0.36

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	77,865		$0	64,370

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$2,561	3,513,558	$0.73	$1,206	3,427,982	$0.35

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

The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Six months ended
	Jun 30, 2004	Jun 30, 2003	Jun 30, 2004	Jun 30, 2003
Net income	$808	$679	$2,561	$1,206
Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain arising during
the period	(977)	88	(814)	(35)

Other comprehensive (loss) income, net of tax	(977)	88	(814)	(35)

Comprehensive (loss) income	$(169)	$767	$1,747	$1,171

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

	Three month period ending June 30,		Six month period ending June 30,
	2004	2003	2004	2003
Net income, as reported	$808	$679	$2,561	$1,206
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(31)	$(28)	$(58)	$(57)

Pro forma net income	$777	$651	$2,503	$1,149

Diluted earnings per share, as reported	$0.23	$0.20	$0.73	$0.35
Deduct stock-based employee compensation per share expense determined under fair-value-based method for all awards, net of tax	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Pro forma diluted earnings per share	$0.22	$0.19	$0.71	$0.34

NOTE 6: Effect of new pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“VIEs”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R as of December 31, 2003.

The Company evaluated the impact of applying FIN 46R to existing VIEs in which it has variable interests and determined that CenterState Bank of Florida Statutory Trust I (“the Trust”) should be deconsolidated from the Company. At December 31, 2003, the Company de-recognized $10 million in trust preferred securities issued during the 3rd Quarter and recognized $10 million in corporate debentures that the Trust had purchased from the Company.

The Federal Reserve has issued regulations which allow for the inclusion of a portion of these instruments as Tier 1 capital and the balance as Tier 2 capital (in accordance with the Federal Reserve’s guidelines) regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. Assuming no change in the Federal Reserve regulations, the adoption of FIN 46 did not have a material impact on the Company’s financial condition or operating results.

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

In March 2004, the SEC issued SAB No. 105, Application of Accounting Principles to Loan Commitments. This staff accounting bulletin summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. In particular, this bulletin clarifies whether the entity can consider the expected future cash flows related to the associated servicing of the loan and adds additional disclosures to the annual financial statements. The adoption of this bulletin did not have a material effect on the financial statements of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rights offering

On April 30, 2004, the Company commenced a rights offering for the sale of up to 675,627 shares of its common stock to shareholders of Record on April 27, 2004, at a price of $18.99 per share. The shareholder rights offer terminated on June 14, 2004. The offer was fully subscribed. Total capital raised, net of expenses, was approximately $12.7 million.

Sale	of branches

The Company sold its two Lake County (Florida) branches during February 2004, which included approximately $21 million of loans, $24 million of deposits and all of the related fixed assets (book value of approximately $1.6 million) (the “Branch Sale”). The Company recognized a gain on sale, during the first quarter of 2004, of approximately $1,844,000 ($1,150,000, net of income taxes of $694,000).

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2004 AND DECEMBER 31, 2003

Overview

Total assets of the Company were $676.3 million as of June 30, 2004, compared to $608.9 million at December 31, 2003, an increase of $67.4 million or 11%. This increase, net of the sale of branches discussed above, was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal funds sold and money market

Federal funds sold and money market was $43.6 million at June 30, 2004 (approximately 6.4% of total assets) as compared to $46.2 million at December 31, 2003 (approximately 7.6% of total assets), a decrease of $2.6 million or 5.6%. The Company has decreased federal funds sold and money market in total dollars and as a percent of total assets outstanding, and increased investment securities, as part of its on going investment and liquidity management goals and objective.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $151.3 million at June 30, 2004 (approximately 22% of total assets) compared to $95.4 million at December 31, 2003 (approximately 16% of total assets), an increase of $55.9 million or 59%. These securities have been recorded at fair value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. Management uses its available-for-sale securities portfolio, as well as its federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding.

Loans

Total gross loans were $424.2 million at June 30, 2004, compared to $414.4 million at December 31, 2003, an increase of $9.8 million or 2.4%. During the same period, real estate loans increased by $0.4 million or 0.1%, commercial loans increased by $1.2 million or 2.0%, and all other loans including consumer loans increased by $8.2 million or 21%. Total loans net of unearned fees and allowance for loan losses were $418.3 million at June 30, 2004, compared to $409.0 million at December 31, 2003, an increase of $9.3 million or 2.3%. As discussed earlier, the Company sold two branches on February 20, 2004, which included loans with a net book value of approximately $21.3 million.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	June 30, 2004	Dec 31, 2003
Real estate loans
Residential	$128,724	$140,826
Commercial	167,846	157,586
Construction	19,189	16,930

Total real estate	315,759	315,342

Commercial	60,331	59,175
Other	48,102	39,908

Gross loans	424,192	414,425

Unearned fees	(547)	(527)

Total loans net of unearned fees	423,645	413,898

Allowance for loan losses	(5,347)	(4,850)

Total loans net of unearned fees and allowance for loan losses	$418,298	$409,048

Credit quality and allowance for loan losses

The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. At June 30, 2004, the allowance for loan losses was $5.3 million or 1.26% of total loans outstanding, compared to $4.9 million or 1.17%, at December 31, 2003.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Six month period end June 30,
	2004	2003
Allowance at beginning of period	$4,850	$4,055
Charge-offs
Commercial loans	(12)	(15)
Real Estate loans	(19)	(4)
Consumer loans	(42)	(15)

Total charge-offs	(73)	(34)

Recoveries
Commercial loans	4	—
Real Estate loans	1	11
Consumer loans	20	8

Total recoveries	25	19

Net charge-offs	(48)	(15)
Provision for loan losses	675	588
Adjustment relating to sale of branches	(130)	—

Allowance at end of period	$5,347	$4,628

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	June 30 2004	Dec 31 2003
Non-Accrual Loans	$664	$1,078
Accruing Loans Past Due over 90 days	42	246
Other Real Estate Owned	278	282
Repossessed assets other than real estate	—	35

Total Non-Performing Assets	$984	$1,641

As a Percent of Total Assets	0.15%	0.27%

Allowance for Loan Losses	$5,347	$4,850

Allowance for loan losses to non performing loans	543%	296%

Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of June 30, 2004, management believes that its allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $24.8 million at June 30, 2004 compared to $22.9 million at December 31, 2003, an increase of $1.9 million or 8.3%. The increase was the net result of purchases aggregating $4.2 million (includes the purchase of land and construction costs of several new branches), less depreciation of $0.7 million and the sale of land, buildings, furniture and equipment relating to the February 20, 2004 Branch sale of approximately $1.6 million.

Deposits

Total deposits were $580.2 million at June 30, 2004, compared to $538.2 million at December 31, 2003, an increase of $42.0 million or 7.8%. During the six month period ended June 30, 2004, demand deposits increased by $28.3 million (23.9%), NOW deposits increased by $9.1 million (11.9%), savings and money market accounts increased by $19.7 million (15.7%), and time deposits decreased by $15.1 million (6.9%). As discussed before, the Branch Sale included approximately $24.0 million of deposits.

Repurchase agreements

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customer by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $28.4 million at June 30, 2004 compared to $17.5 million at December 31, 2003, resulting in an increase of $10.9 million, or 62%.

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

Stockholders’ equity

Shareholders’ equity at June 30, 2004, was $56.1 million, or 8.3% of total assets, compared to $42.0 million, or 6.9% of total assets at December 31, 2003. The increase in stockholders’ equity was due to the issuance of 675,627 of the Company’s common shares pursuant to the Company’s shareholder rights offering ($12.7 million), year-to-date net income ($2.5 million), and employee stock options exercised ($0.1 million), less a net decrease in the market value of securities available for sale, net of deferred taxes ($0.8 million), less dividends paid ($0.4 million).

The Company paid a dividend of $0.06 per share on March 31, 2004 and June 30, 2004 to shareholders of record as of the close of business on March 15, 2004 and June 15, 2004, respectively.

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2004, each of the Company’s four subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2004 and December 31, 2003 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2004
Total capital (to risk weighted assets)	$66,845	15.2%	$43,878	> 10%	$22,967
Tier 1 capital (to risk weighted assets)	61,498	14.0%	26,327	> 6%	35,171
Tier 1 capital (to average assets)	61,498	9.6%	32,052	> 5%	29,446

December 31, 2003
Total capital (to risk weighted assets)	$51,160	12.5%	$40,997	> 10%	$10,163
Tier 1 capital (to risk weighted assets)	46,310	11.3%	24,598	> 6%	21,712
Tier 1 capital (to average assets)	46,310	7.8%	29,520	> 5%	16,790

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Overview

Net income for the three months ended June 30, 2004 was $808,000 or $0.23 per share basic and diluted, compared to $679,000 or $0.20 per share basic and diluted for the same period in 2003.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended June 30, 2004 was 6.77% and 0.50%, respectively, as compared to 6.67% and 0.50%, respectively, for the same period in 2003.

Net interest income/margin

Net interest income increased $629,000 or 14% to $5.097 million during the three month period ended June 30, 2004 compared to $4.468 million for the same period in 2003. The $629,000 increase was the result of a $527,000 increase in interest income plus a $102,000 decrease in interest expense.

Interest earning assets averaged $593.8 million during the three month period ended June 30, 2004 as compared to $491.9 million for the same period in 2003, an increase of $101.9 million, or 21%. The yield on average interest earning assets decreased 0.53% to 4.63% during the three month period ended June 30, 2004, compared to 5.16% for the same period in 2003. The combined net effects of the $101.9 million increase in average interest earning assets and the 0.53% decrease in yield on average interest earning assets resulted in the $527,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $465.8 million during the three month period ended June 30, 2004 as compared to $404.5 million for the same period in 2003, an increase of $61.3 million, or 15%. The cost of average interest bearing liabilities decreased 0.33% to 1.52% during the three month period ended June 30, 2004, compared to 1.85% for the same period in 2003. The combined net effects of the $61.3 million increase in average interest bearing liabilities and the 0.33% decrease in cost on average interest bearing liabilities resulted in the $102,000 decrease in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2004 and 2003 (in thousands of dollars).

	Three months ended June 30,
	2004			2003
	Average Balance	Interest Inc /Exp	Average Rate	Average Balance	Interest Inc /Exp	Average Rate
Loans (1) (2) (3)	$412,088	$6,130	5.95%	$363,886	$5,803	6.38%
Securities (4)	181,752	741	1.63%	127,986	541	1.69%

Total Earning Assets	593,840	6,871	4.63%	491,872	6,344	5.16%

Allowance for loan losses	(5,249)			(4,460)
All other assets	57,821			51,267

Total Assets	$646,412			$538,679

Deposits (5)	424,644	1,625	1.53%	387,691	1,848	1.91%
Borrowings	31,139	34	0.44%	16,841	28	0.67%
Corporate debenture (6)	10,000	115	4.60%	—	—	—

Total Interest Bearing Liabilities	465,783	1,774	1.52%	404,532	1,876	1.85%

Demand deposits	131,259			91,847
Other liabilities	1,579			1,679
Minority shareholder interest	80			—
Shareholders’ Equity	47,711			40,621

Total Liabilities and Shareholders’ Equity	$646,412			$538,679

Net Interest Spread (7)			3.11%			3.31%

Net Interest Income		$5,097			$4,468

Net Interest Margin (8)			3.43%			3.63%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $44 thousand and $32 thousand for the three month periods ended June 30, 2004 and 2003.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes amortization of origination costs of $9 thousand for the three month period ended June 30, 2004.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.

Provision	for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $240,000 for the three month period ended June 30, 2004 compared to $286,000 for the same period in 2003.

Non-interest income

Non-interest income for the three months ended June 30, 2004 increased $74,000, or 6%, to $1,247,000, compared to $1,173,000 for the same period in 2003. This increase was the result of the following components. Service charges on deposit accounts increased $27,000 (3.7%), loan related fees increased $3,000 (5.3%), commissions on the sale of mutual funds and annuities increased $24,000 (46.2%) and other service charges and fees increased $35,000 (25.9%). A gain on sale of other real estate owned of $9,000 was recognized during the current quarter versus no gain or loss during the same quarter last year. Commissions from mortgage broker activities decreased $24,000 (11.9%) during the current quarter versus the same period last year.

Non-interest income (annualized) as a percentage of total average assets was 0.77% for the three months ended June 30, 2004, compared to 0.87% for the same period in 2003. There was no significant unusual issue or item included in this category, other than the two branches which were sold in February 2004. The two branches generated non interest income during the three month period ended June 30, 2003 of approximately $88,000 and were sold in February 2004. Exclusive of the non interest income earned at these two branches, total non interest income increased $162,000 or 15%, period to period. Management believes the 6% increase (15% increase, exclusive of the non interest income earned at the two sold branches) results primarily from the Company’s loan, deposit and customer growth period to period.

Non-interest expense

Non-interest expense for the three months ended June 30, 2004 increased $562,000, or 13%, to $4,824,000, compared to $4,262,000 for the same period in 2003. Salary, wages and employee benefits increases $346,000 (15.6%). All other expenses combined increased $216,000 (10.6%).

Factors that contributed to the increase in salaries and related employee expenses include a higher net FTE count period to period, and a significant increase in employee health insurance that occurred effective October 1, 2003.

Non-interest expense (annualized) as a percentage of total average assets was 3.0% for the three months ended June 30, 2004, compared to 3.2% for the same period in 2003. Two branches were sold during February 2004. As such, their related operating expenses are included in the quarter ended June 30, 2003 but not in the quarter ending June 30, 2004. Exclusive of the non interest expense attributable to these two branches in 2003, total non interest expense increased approximately $723,000, or 17.6% period to period. Management believes the increase results from the cost of growing the Company’s business period to period.

Provision for income taxes

The income tax provision for the three months ended June 30, 2004 was $472,000 (an effective rate of 36.9%) compared to $414,000 (an effective rate of 37.9%) for the same period in 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Overview

Net income for the six months ended June 30, 2004 was $2,561,000 or $0.75 per share basic and $0.73 per share diluted, compared to $1,206,000 or $0.36 per share basic and $0.35 per share diluted for the same period in 2003.

The February 2004 Branch sale included approximately $21 million of loans, $24 million of deposits and all of the related fixed assets (book value of approximately $1.6 million). The Company recognized a gain on sale of approximately $1,844,000 ($1,150,000 net of income taxes of $694,000).

On a pro forma basis, i.e. excluding the gain on sale of branches, the Company’s net income would have been approximately $1,411,000 or $0.41 per share basic and $0.40 per share diluted, compared to $1,206,000 or $0.36 per share basic and $0.35 per share diluted for the same period in 2003. The Company believes this pro forma basis is useful to the investor when comparing similar period results.

Reconciliation between Net Income and Pro Forma Net Income (i.e. excluding branch sale)
Amounts in thousands of dollars, except per share data		per share basic	per share diluted
Net Income	$2,561	$0.75	$0.73
Gain on sale of branches, net of tax of $694	(1,150)	$(0.34)	$(0.33)

Pro Forma Net Income	$1,411	$0.41	$0.40

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the six month period ended June 30, 2004 was 11.27% and 0.81%, respectively (6.21% and 0.44%, respectively, excluding gain from the Branch sale), as compared to 5.97% and 0.46%, respectively, for the same period in 2003.

Net interest income/margin

Net interest income increased $1,286,000 or 15% to $10,002,000 during the six month period ended June 30, 2004 compared to $8,716,000 for the same period in 2003. The increase was the result of a $1,096,000 increase in interest income and a $190,000 decrease in interest expense.

Interest earning assets averaged $577.2 million during the six month period ended June 30, 2004 as compared to $476.6 million for the same period in 2003, an increase of $100.6 million, or 21%. The yield on average interest earning assets decreased 0.53% to 4.70% during the six month period ended June 30, 2004, compared to 5.23% for the same period in 2003. The combined net effects of the $100.6 million increase in average interest earning assets and the 0.53% decrease in yield on average interest earning assets resulted in the $1,096,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $458.9 million during the six month period ended June 30, 2004 as compared to $392.8 million for the same period in 2003, an increase of $66.1 million, or 17%. The cost of average interest bearing liabilities decreased 0.36% to 1.55% during the six month period ended June 30, 2004, compared to 1.91% for the same period in 2003. The combined net effects of the $66.1 million increase in average interest bearing liabilities and the 0.36% decrease in cost on average interest bearing liabilities resulted in the $190,000 decrease in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2004 and 2003 (in thousands of dollars).

	Six months ended June 30,
	2004			2003
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (3)	$408,726	$12,153	5.95%	$354,040	$11,363	6.42%
Securities (4)	168,491	1,411	1.67%	122,533	1,105	1.80%

Total Earning Assets	577,217	13,564	4.70%	476,573	12,468	5.23%

Allowance for loan losses	(5,122)			(4,318)
All other assets	59,208			50,717

Total Assets	$631,303			$522,972

Deposits (5)	421,458	3,273	1.55%	379,139	3,708	1.96%
Borrowings	27,400	58	0.42%	13,709	44	0.64%
Corporate debenture (6)	10,000	231	4.62%	—	—	—

Total Interest Bearing Liabilities	458,858	3,562	1.55%	392,848	3,752	1.91%

Demand deposits	125,348			87,794
Other liabilities	1,611			1,945
Minority shareholder interest	40			—
Shareholders’ Equity	45,446			40,385

Total Liabilities and Shareholders’ Equity	$631,303			$522,972

Net Interest Spread (7)			3.15%			3.32%

Net Interest Income		$10,002			$8,716

Net Interest Margin (8)			3.47%			3.66%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $60 thousand and $65 thousand for the six month periods ended June 30, 2004 and 2003.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.

Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes amortization of origination costs of $19 thousand for the six month period ended June 30, 2004.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $675,000 for the six month period ended June 30, 2004 compared to $588,000 for the same period in 2003.

Non-interest income

Non-interest income for the six months ended June 30, 2004 increased $1,976,000, or 84%, to $4,325,000, compared to $2,349,000 for the same period in 2003. The primary reason for this increase was a gain of $1,844,000 from the Branch Sale during February 2004. Non-interest income for the six months ended June 30, 2004, exclusive of the gain on sale from the Branch Sale, is $2,481,000 compared to $2,349,000 for the same period in 2003. This represents an increase of $132,000, or 5.6% between the two periods. This increase was the result of an increase in service charges on deposit accounts of $101,000 (7.0%), and a net increase of all other service charges and fees of $31,000 (3.4%).

Non-interest income, exclusive of the gain on the Branch Sale, (annualized) as a percentage of total average assets was 0.79% for the six months ended June 30, 2004, compared to 0.90% for the same period in 2003. There was no significant unusual issue or item included in this category, other than the February 2004 Branch Sale.

The two branches, included in the Branch Sale, generated non interest income during the six month period ended June 30, 2003 of approximately $187,000 versus approximately $50,000 during the six month period ending June 30, 2004. Exclusive of the non interest income earned from the two branches sold in February 2004, the increase period to period is approximately $269,000 or 12% versus the actual increase of $132,000 or 5.6%, as discussed above. Management believes the 5.6% increase (12% increase, exclusive of the non interest income earned from the two branches which were sold) results from the Company’s loan, deposit and customer growth period to period.

Non-interest expense

Non-interest expense for the six months ended June 30, 2004 increased $1.032 million, or 12%, to $9.580 million, compared to $8.548 million for the same period in 2003.

Salaries and employee benefits increased by $714,000 (16%), occupancy and depreciation expenses were the same amount for the two periods ($1.881 million), data processing expenses (includes item processing and conversion expenses) increased by $20,000 (5%), and all remaining expenses together resulted in an increase of $298,000 (16%).

Factors that contributed to the increase in salaries and related employee expenses include a higher net FTE count period to period, and a significant increase in employee health insurance that occurred effective October 1, 2003.

As discussed earlier, the Company sold two branches during February 2004. As such, operating expenses related to these two branches were included in the Company’s non interest expenses for six months of operations during the six month period ending June 30, 2003, versus approximately two months during the six month period ending June 30, 2004. Exclusive of the non interest expenses relating to the operation of these two branches, total non interest expenses increased $1.277 million, or 15.5% period to period.

Management believes the 12% increase (15.5% increase exclusive of the two branches sold during February 2004) results primarily from the Company’s loan, deposit and customer growth period to period. Related to this is the opening of a new branch in Lake Wales, Florida, during April 2004 (currently operating in a temporary location during construction period of permanent facility) and another new branch in Kissimmee, Florida during June 2004.

Provision for income taxes

The income tax provision for the six months ended June 30, 2004 was $1,511,000 (an effective rate of 37.1%) compared to $723,000 (an effective rate of 37.5%) for the same period in 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2003 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2003. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2004. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Shareholders

At the April 27, 2004 annual shareholders’ meeting, the Company’s shareholders reelected all the Company’s Directors and approved the Employee Stock Purchase Plan. The results of the vote were as follows.

	For	Withheld
Director nominee James H. White	2,358,307	1,000
Director nominee G. Robert Blanchard, Sr.	2,344,783	14,524
Director nominee James H. Bingham	2,358,307	1,000
Director nominee J. Thomas Rocker	2,357,771	1,536
Director nominee Terry W. Donley	2,358,307	1,000
Director nominee Bryan W. Judge	2,358,307	1,000
Director nominee Ernest S. Pinner	2,358,307	1,000
Director nominee Lawrence W. Maxwell	2,357,771	1,536
Director nominee Thomas E. Oakley	2,358,307	1,000

Approval of the Employee Stock Purchase Plan
For	1,851,345
Against	34,705
Abstain	25,117
Not voted	448,140

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	The President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 1, 2004, a Form 8-K was furnished announcing the filing of a Registration Statement for the sale of up to 675,627 of the Company’s common shares pursuant to a shareholder rights offering.

On April 19, 2004, a Form 8-K was furnished announcing April 27, 2004 as the Record Date for the shareholder rights offering.

On April 22, 2004, a Form 8-K was furnished reporting under Item 12, “Results of Operations and Financial Condition,” the Company’s earnings for the quarter ending March 31, 2004.

On May 5, 2004, a Form 8-K was furnished announcing April 30, 2004 as the mailing date and the Prospectus date for the shareholder rights offering.

On June 17, 2004, a Form 8-K was furnished announcing the results of the Company’s Shareholder Rights Offering which closed on June 14, 2004.

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: August 6, 2004	By:	/s/ ERNEST S. PINNER
Ernest S. Pinner
President and Chief Executive Officer

Date: August 6, 2004	By:	/s/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer