Form 10-Q
period 2004-09-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2004-11-05
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Check whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	4,059,457
(class)	Outstanding at September 30, 2004

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of September 30, 2004	As of December 31, 2003
ASSETS
Cash and due from banks	$25,304	$24,843
Federal funds sold and money market	60,146	46,216
Securities available for sale (at market value)	161,908	95,357

Loans	429,298	413,898
Less allowance for loan losses	(5,532)	(4,850)

Net Loans	423,766	409,048

Premises and equipment, net	25,754	22,924
Accrued interest receivable	2,352	2,112
Other real estate owned	257	282
Deferred income taxes, net	1,709	1,992
Goodwill	4,675	4,675
Core deposit intangible	573	637
Other assets	1,317	810

TOTAL ASSETS	$707,761	$608,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$144,235	$118,219
Demand - interest bearing	87,898	76,404
Savings and money market accounts	167,698	125,570
Time deposits	215,883	218,042

Total deposits	615,714	538,235

Securities sold under agreement to repurchase	22,884	17,465
Corporate debenture	10,000	10,000
Amount payable to shareholders	—	65
Accrued expenses and other liabilities	1,867	1,168

Total liabilities	650,465	566,933

Minority interest	120	—

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 4,059,457 and 3,369,380 shares issued and outstanding at September 30, 2004 and December 31, 2003 respectively	41	34
Additional paid-in capital	39,371	26,500
Retained earnings	18,109	15,409
Accumulated other comprehensive (loss) income	(345)	20

Total stockholders’ equity	57,176	41,963

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$707,761	$608,896

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Interest income:
Loans	$6,530	$5,973	$18,683	$17,336
Investment securities	819	386	1,988	1,098
Federal funds sold and money market	159	139	401	532

	7,508	6,498	21,072	18,966

Interest expense:
Deposits	1,876	1,782	5,149	5,490
Securities sold under agreement to repurchase	56	17	114	58
Corporate debenture	127	8	358	8
Note payable	—	15	—	18

	2,059	1,822	5,621	5,574

Net interest income	5,449	4,676	15,451	13,392

Provision for loan losses	225	240	900	828

Net interest income after loan loss provision	5,224	4,436	14,551	12,564

Other income:
Service charges on deposit accounts	776	724	2,316	2,163
Commissions from mortgage broker activities	110	166	464	522
Loan related fees	75	85	216	209
Commissions on sale of mutual funds and annuities	55	34	165	156
Other service charges and fees	188	144	529	452
Gain on sale of branches	—	—	1,844	—
Loss on sale of other real estate owned	—	—	(5)	—

	1,204	1,153	5,529	3,502

Other expenses:
Salaries, wages and employee benefits	2,714	2,281	7,830	6,683
Occupancy expense	616	595	1,764	1,719
Depreciation of premises and equipment	392	376	1,125	1,133
Stationary, printing and supplies	107	113	351	347
Marketing expenses	88	73	277	203
Data processing expense	225	201	642	598
Legal, auditing and other professional fees	201	128	441	383
Other expenses	767	757	2,260	2,006

Total other expenses	5,110	4,524	14,690	13,072

Income before provision for income taxes	1,318	1,065	5,390	2,994
Provision for income taxes	489	398	2,000	1,121

Net income	$829	$667	$3,390	$1,873

Earnings per share:
Basic	$0.20	$0.20	$0.93	$0.56
Diluted	$0.20	$0.19	$0.91	$0.55
Common shares used in the calculation of earnings per share:
Basic	4,057,644	3,365,380	3,644,523	3,364,208
Diluted	4,162,279	3,431,094	3,728,968	3,429,420

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net Income	$3,390	$1,873
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	828
Depreciation of premises and equipment	1,125	1,133
Amortization of purchase accounting adjustments related to the CSB merger	(56)	(138)
Net amortization/accretion of investments securities	391	477
Net deferred origination fees	(23)	45
Write down of other real estate owned	21	—
Loss on sale of other real estate owned	5	—
Deferred income taxes	500	(346)
Gain on sale of branches	(1,844)	—
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	(312)	107
Net change in other assets	(507)	(567)
Net change in accrued interest payable	22	—
Net change in accrued expenses and other liabilities	702	556

Net cash provided by operating activities	4,314	3,968

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	24,105	16,000
Proceeds from callable investment securities available for sale	3,000	13,000
Purchases of investment securities available for sale	(83,896)	(38,155)
Purchases of mortgage backed securities available for sale	(19,105)	(25,283)
Proceeds from pay-downs of mortgage back securities available for sale	8,372	5,493
Increase in loans, net of repayments	(37,223)	(63,777)
Purchases of premises and equipment	(5,567)	(2,522)
Proceeds from sale of other real estate owned	297	47
Decrease in amounts payable to shareholders	(65)	(2,335)
Net cash from sale of branches	829	—
Increase in goodwill due to cash payments for fractional shares related to CSB merger	—	(5)

Net cash used in investing activities	(109,253)	(97,537)

Cash flows from financing activities:
Net increase in demand and savings deposits	101,603	67,048
Net increase in other borrowings	5,419	7,335
Net increase in corporate debenture	—	10,000
Stock options exercised	170	49
Net proceeds of shareholder rights offering	12,708	—
Proceeds from sale of minority interest of subsidiary	120	—
Dividends paid	(690)	(538)

Net cash provided by financing activities	119,330	83,894

Net increase (decrease) in cash and cash equivalents	14,391	(9,675)
Cash and cash equivalents, beginning of period	71,059	84,042

Cash and cash equivalents, end of period	$85,450	$74,367

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Nine months ended September 30,
	2004	2003
Supplemental schedule of noncash transactions:
Fair value adjustment - securities available-for-sale
Fair value adjustments - securities	$(582)	$(552)
Deferred income tax asset	217	203

Unrealized loss on securities available-for-sale	$(365)	$(349)

Transfer of loan to other real estate owned	$297	$164

Purchase price adjustment related to CSB acquisition	$—	$362

Cash paid during the period for:
Interest	$5,596	$5,573

Income taxes	$1,688	$1,330

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

A 20% interest of C. S. Processing, Inc. (“CSP”) was sold to a Leesburg, Florida bank during the quarter ending June 30, 2004 for $120,000, which approximates the Company’s book value. CSP is now an 80% owned subsidiary, equally owned by the Company’s four subsidiary banks. It performs item processing and check rendering services for the Company’s four subsidiary banks and for the other financial institution which owns the remaining 20%.

The Company, through its subsidiary banks, provides traditional deposit and lending products and services to its retail and commercial customers. It operates through 25 locations in seven counties in Central Florida.

NOTE 2: Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine-months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended September 30,
	2004			2003
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$829	4,057,644	$0.20	$667	3,365,380	$0.20

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	104,635		$0	65,714

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$829	4,162,279	$0.20	$667	3,431,094	$0.19

	For the nine months ended September 30,
	2004			2003
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$3,390	3,644,523	$0.93	$1,873	3,364,208	$0.56

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	84,445		$0	65,212

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$3,390	3,728,968	$0.91	$1,873	3,429,420	$0.55

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

The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Nine months ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net income	$829	$667	$3,390	$1,873

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period	398	(314)	(365)	(349)

Total other comprehensive income (loss), net of tax	398	(314)	(365)	(349)

Comprehensive income	$1,227	$353	$3,025	$1,524

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

	Three months ending September 30,		Nine months ending September 30,
	2004	2003	2004	2003
Net income, as reported	$829	$667	$3,390	$1,873
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(109)	$(24)	$(167)	$(90)

Pro forma net income	$720	$643	$3,223	$1,783

Diluted earnings per share, as reported	$0.20	$0.19	$0.91	$0.55
Deduct stock-based employee compensation per share expense determined under fair-value-based method for all awards, net of tax	$(0.03)	—	$(0.05)	$(0.03)

Pro forma diluted earnings per share	$0.17	$0.19	$0.86	$0.52

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

Overview

Total assets of the Company were $707.8 million as of September 30, 2004, compared to $608.9 million at December 31, 2003, an increase of $98.9 million or 16%. This increase, net of the sale of branches discussed above, was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal funds sold and money market

Federal funds sold and money market was $60.1 million at September 30, 2004 (approximately 8.5% of total assets) as compared to $46.2 million at December 31, 2003 (approximately 7.6% of total assets). Management uses its available-for-sale securities portfolio, as well as its federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding. The loan to deposit ratio decreased from 76.9% at December 31, 2003, to 69.7% at September 30, 2004, which is consistent with an increase in federal funds sold and money market, and investment securities outstanding as of September 30, 2004 compared to December 31, 2003.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $161.9 million at September 30, 2004 (approximately 23% of total assets) compared to $95.4 million at December 31, 2003 (approximately 16% of total assets). These securities have been recorded at fair value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. Management uses its available-for-sale securities portfolio, as well as its federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding. The loan to deposit ratio decreased from 76.9% at December 31, 2003, to 69.7% at September 30, 2004, which is consistent with an increase in federal funds sold and money market, and investment securities outstanding as of September 30, 2004 compared to December 31, 2003.

Loans

Total gross loans were $429.8 million at September 30, 2004, compared to $414.4 million at December 31, 2003, an increase of $15.4 million or 3.7%. During the same period, real estate loans increased by $4.2 million or 1.3%, commercial loans increased by $2.0 million or 3.4%, and all other loans including consumer loans increased by $9.1 million or 23%. Total loans net of unearned fees and allowance for loan losses were $423.8 million at September 30, 2004, compared to $409.0 million at December 31, 2003, an increase of $14.8 million or 3.6%. As discussed earlier, the Company sold two branches on February 20, 2004, which included loans with a net book value of approximately $21.3 million.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30, 2004	Dec 31, 2003
Real estate loans
Residential	$128,666	$140,826
Commercial	169,825	157,586
Construction	21,094	16,930

Total real estate	319,585	315,342

Commercial	61,223	59,175
Other	48,995	39,908

Gross loans	429,803	414,425

Unearned fees	(505)	(527)

Total loans net of unearned fees	429,298	413,898

Allowance for loan losses	(5,532)	(4,850)

Total loans net of unearned fees and allowance for loan losses	$423,766	$409,048

Credit quality and allowance for loan losses

The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. At September 30, 2004, the allowance for loan losses was $5.5 million or 1.29% of total loans outstanding, compared to $4.9 million or 1.17%, at December 31, 2003.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Nine months ended September 30,
	2004	2003
Allowance at beginning of period	$4,850	$4,055
Charge-offs
Commercial loans	(12)	(56)
Real Estate loans	(58)	(48)
Consumer loans	(46)	(36)

Total charge-offs	(116)	(140)

Recoveries
Commercial loans	6	—
Real Estate loans	2	19
Consumer loans	20	24

Total recoveries	28	43

Net charge-offs	(88)	(97)
Provision for loan losses	900	828
Adjustment relating to sale of branches	(130)	—

Allowance at end of period	$5,532	$4,786

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Sept 30 2004	Dec 31 2003
Non-Accrual Loans	$779	$1,078
Accruing Loans Past Due over 90 days	439	246
Other Real Estate Owned	257	282
Repossessed assets other than real estate	—	35

Total Non-Performing Assets	$1,475	$1,641

As a Percent of Total Assets	0.21%	0.27%

Allowance for Loan Losses	$5,532	$4,850

Allowance for loan losses to non performing loans	375%	296%

Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of September 30, 2004, management believes that its allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $25.8 million at September 30, 2004 compared to $22.9 million at December 31, 2003, an increase of $2.9 million or 12.7%. The increase was the net result of purchases aggregating $5.6 million (includes the purchase of land and construction costs of several new branches), less depreciation of $1.1 million and the sale of land, buildings, furniture and equipment relating to the February 20, 2004 Branch sale of approximately $1.6 million.

Deposits

Total deposits were $615.7 million at September 30, 2004, compared to $538.2 million at December 31, 2003, an increase of $77.5 million or 14.4%. During the nine month period ended September 30, 2004, demand deposits increased by $26.0 million (22.0%), NOW deposits increased by $11.5 million (15.1%), savings and money market accounts increased by $42.1 million (33.5%), and time deposits decreased by $2.1 million (1.0%). As discussed before, the Branch Sale included approximately $24.0 million of deposits.

Repurchase agreements

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customer by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $22.9 million at September 30, 2004 compared to $17.5 million at December 31, 2003, resulting in an increase of $5.4 million, or 31%.

Corporate debenture

The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10 million. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The initial rate in effect at the time of issuance was 4.19% and is subject to change quarterly (currently 4.64%). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. Related loan origination costs of $188,000 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines, and the remainder as Tier 2 capital for federal regulatory purposes.

Stockholders’ equity

Shareholders’ equity at September 30, 2004, was $57.2 million, or 8.1% of total assets, compared to $42.0 million, or 6.9% of total assets at December 31, 2003. The increase in stockholders’ equity was due to the issuance of 675,627 of the Company’s common shares pursuant to the Company’s shareholder rights offering ($12.7 million), year-to-date net income ($3.4 million), and employee stock options exercised ($0.2 million), less a net decrease in the market value of securities available for sale, net of deferred taxes ($0.4 million), and dividends paid ($0.7 million).

The Company paid dividends of $0.06 per share during 2004 on March 31, June 30, and September 30, to shareholders of record as of the close of business on March 15, June 15, and September 15, respectively.

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2004, each of the Company’s four subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2004 and December 31, 2003 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2004
Total capital (to risk weighted assets)	$67,755	15.0%	$45,103	> 10%	$22,652
Tier 1 capital (to risk weighted assets)	62,223	13.8%	27,062	> 6%	35,161
Tier 1 capital (to average assets)	62,223	9.1%	34,322	> 5%	27,901

December 31, 2003
Total capital (to risk weighted assets)	$51,160	12.5%	$40,997	> 10%	$10,163
Tier 1 capital (to risk weighted assets)	46,310	11.3%	24,598	> 6%	21,712
Tier 1 capital (to average assets)	46,310	7.8%	29,520	> 5%	16,790

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

Overview

Net income for the three months ended September 30, 2004 was $829,000 or $0.20 per share basic and diluted, compared to $667,000 or $0.20 per share basic and $0.19 per share diluted for the same period in 2003.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended September 30, 2004 was 5.82% and 0.48%, respectively, as compared to 6.47% and 0.48%, respectively, for the same period in 2003.

Net interest income/margin

Net interest income increased $773,000 or 17% to $5,449,000 during the three month period ended September 30, 2004 compared to $4,676,000 for the same period in 2003. The $773,000 increase was the result of a $1,010,000 increase in interest income less a $237,000 increase in interest expense.

Interest earning assets averaged $637.4 million during the three month period ended September 30, 2004 as compared to $513.4 million for the same period in 2003, an increase of $124 million, or 24%. The yield on average interest earning assets decreased 0.35% to 4.71% during the three month period ended September 30, 2004, compared to 5.06% for the same period in 2003. The combined net effects of the $124 million increase in average interest earning assets and the 0.35% decrease in yield on average interest earning assets resulted in the $1,010,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $489.7 million during the three month period ended September 30, 2004 as compared to $419.2 million for the same period in 2003, an increase of $70.5 million, or 17%. The cost of average interest bearing liabilities decreased 0.06% to 1.68% during the three month period ended September 30, 2004, compared to 1.74% for the same period in 2003. The combined net effects of the $70.5 million increase in average interest bearing liabilities and the 0.06% decrease in cost on average interest bearing liabilities resulted in the $237,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2004 and 2003 (in thousands of dollars).

	Three months ended September 30,
	2004			2003
	Average Balance	Interest Inc/Exp	Average Rate	Average Balance	Interest Inc /Exp	Average Rate
Loans (1) (2) (3)	$428,625	$6,530	6.09%	$381,838	$5,973	6.26%
Securities (4)	208,821	978	1.87%	131,558	525	1.60%

Total Earning Assets	637,446	7,508	4.71%	513,396	6,498	5.06%

Allowance for loan losses	(5,450)			(4,499)
All other assets	59,742			52,797

Total Assets	$691,738			$561,494

Deposits (5)	453,503	1,876	1.65%	398,304	1,782	1.79%
Borrowings	26,171	56	0.86%	20,170	32	0.63%
Corporate debenture (6)	10,000	127	5.08%	764	8	4.19%
Total Interest Bearing

Liabilities	489,674	2,059	1.68%	419,238	1,822	1.74%

Demand deposits	143,191			98,174
Other liabilities	1,799			2,826
Minority shareholder interest	120			—
Shareholders’ Equity	56,954			41,256

Total Liabilities and Shareholders’ Equity	$691,738			$561,494

Net Interest Spread (7)			3.03%			3.32%

Net Interest Income		$5,449			$4,676

Net Interest Margin (8)			3.42%			3.64%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $76 thousand and $50 thousand for the three month periods ended September 30, 2004 and 2003.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes amortization of origination costs of $9 thousand for the three month period ended September 30, 2004.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $225,000 for the three month period ended September 30, 2004 compared to $240,000 for the same period in 2003.

Non-interest income

Non-interest income for the three months ended September 30, 2004 increased $51,000, or 4%, to $1,204,000, compared to $1,153,000 for the same period in 2003. This increase was the result of the following components. Service charges on deposit accounts increased $52,000 (7.2%), Commissions from mortgage broker activities decreased by $56,000 (33.7%), loan related fees decreased $10,000 (11.8%), commissions on the sale of mutual funds and annuities increased $21,000 (61.8%) and other service charges and fees increased $44,000 (30.6%).

Non-interest income (annualized) as a percentage of total average assets was 0.70% for the three months ended September 30, 2004, compared to 0.82% for the same period in 2003.

Non-interest expense

Non-interest expense for the three months ended September 30, 2004 increased $586,000, or 13%, to $5,110,000, compared to $4,524,000 for the same period in 2003. This increase was the result of the following components. Salary, wages and employee benefits increased $433,000 (19.0%), occupancy expense increased $21,000 (3.5%), depreciation expense increased $16,000 (4.3%), stationary, printing and supplies decreased $6,000 (5.3%), marketing expenses increased $15,000 (20.5%), data processing expenses increased by $24,000 (11.9%), legal, auditing and other professional expenses increased $73,000 (57.0%), and all other expenses increased by $10,000 (1.3%).

During the three month period ended September 30, 2004, the Company has expensed approximately $105,000 relating to internal control documentation and testing compliance work required by section 404 of the Sarbanes-Oxley Act of 2002. This was included in legal, auditing and other profession expenses discussed above. There were no similar expenses included in the prior year quarter. This increase was partially offset by reduction in other professional expenses. The Company expects to incur similar expenses during the fourth quarter of 2004.

Management believes the increase in non-interest expense results from the cost of growing the Company’s business period to period. Management also notes that non-interest expense (annualized) as a percentage of total average assets was 3.0% for the three months ended September 30, 2004, compared to 3.2% for the same period in 2003, a decrease of 0.2%.

Provision for income taxes

The income tax provision for the three months ended September 30, 2004 was $489,000 (an effective rate of 37.1%) compared to $398,000 (an effective rate of 37.4%) for the same period in 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Overview

Net income for the nine months ended September 30, 2004 was $3,390,000 or $0.93 per share basic and $0.91 per share diluted, compared to $1,873,000 or $0.56 per share basic and $0.55 per share diluted for the same period in 2003.

The February 2004 Branch sale included approximately $21 million of loans, $24 million of deposits and all of the related fixed assets (book value of approximately $1.6 million). The Company recognized a gain on sale of approximately $1,844,000 ($1,150,000 net of income taxes of $694,000).

On a pro forma basis, i.e. excluding the gain on sale of branches, the Company’s net income would have been approximately $2,240,000 or $0.61 per share basic and $0.60 per share diluted, compared to $1,873,000 or $0.56 per share basic and $0.55 per share diluted for the same period in 2003. The Company believes this pro forma basis is useful to the investor when comparing similar period results.

Reconciliation between Net Income and Pro Forma Net Income (i.e. excluding branch sale)

Amounts in thousands of dollars, except per share data		per share basic	per share diluted
Net Income	$3,390	$0.93	$0.91
Gain on sale of branches, net of tax of $694	(1,150)	$(0.32)	$(0.31)

Pro Forma Net Income	$2,240	$0.61	$0.60

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the nine month period ended September 30, 2004 was 9.17% and 0.69%, respectively (6.06% and 0.46%, respectively, excluding gain from the Branch sale), as compared to 6.14% and 0.47%, respectively, for the same period in 2003.

Net interest income/margin

Net interest income increased $2,059,000 or 15% to $15,451,000 during the nine month period ended September 30, 2004 compared to $13,392,000 for the same period in 2003. The increase was the result of a $2,106,000 increase in interest income less a $47,000 increase in interest expense.

Interest earning assets averaged $597.3 million during the nine month period ended September 30, 2004 as compared to $488.8 million for the same period in 2003, an increase of $108.5 million, or 22%. The yield on average interest earning assets decreased 0.47% to 4.70% during the nine month period ended September 30, 2004, compared to 5.17% for the same period in 2003. The combined net effects of the $108.5 million increase in average interest earning assets and the 0.47% decrease in yield on average interest earning assets resulted in the $2,106,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $469.1 million during the nine month period ended September 30, 2004 as compared to $401.6 million for the same period in 2003, an increase of $67.5 million, or 17%. The cost of average interest bearing liabilities decreased 0.25% to 1.60% during the nine month period ended September 30, 2004, compared to 1.85% for the same period in 2003. The combined net effects of the $67.5 million increase in average interest bearing liabilities and the 0.25% decrease in cost on average interest bearing liabilities resulted in the $47,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2004 and 2003 (in thousands of dollars).

	Nine months ended September 30,
	2004			2003
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (3)	$415,359	$18,683	6.00%	$363,306	$17,336	6.36%
Securities (4)	181,935	2,389	1.75%	125,541	1,630	1.73%

Total Earning Assets	597,294	21,072	4.70%	488,847	18,966	5.17%

Allowance for loan losses	(5,231)			(4,445)
All other assets	59,385			51,411

Total Assets	$651,448			$535,813

Deposits (5)	432,139	5,149	1.59%	385,528	5,490	1.90%
Borrowings	26,991	114	0.56%	15,862	76	0.64%
Corporate debenture (6)	10,000	358	4.77%	255	8	4.19%

Total Interest Bearing Liabilities	469,130	5,621	1.60%	401,645	5,574	1.85%

Demand deposits	131,296			91,254
Other liabilities	1,673			2,239
Minority shareholder interest	67			—
Shareholders’ Equity	49,282			40,675

Total Liabilities and Shareholders’ Equity	$651,448			$535,813

Net Interest Spread (7)			3.10%			3.32%

Net Interest Income		$15,451			$13,392

Net Interest Margin (8)			3.45%			3.65%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $136 thousand and $115 thousand for the nine month periods ended September 30, 2004 and 2003.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes amortization of origination costs of $28 thousand for the nine month period ended September 30, 2004.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $900,000 for the nine month period ended September 30, 2004 compared to $828,000 for the same period in 2003.

Non-interest income

Non-interest income for the nine months ended September 30, 2004 increased $2,027,000, or 58%, to $5,529,000, compared to $3,502,000 for the same period in 2003. The primary reason for this increase was a gain of $1,844,000 from the Branch Sale during February 2004. Non-interest income for the nine months ended September 30, 2004, exclusive of the gain on sale from the Branch Sale, is $3,685,000 compared to $3,502,000 for the same period in 2003. This represents an increase of $183,000, or 5.2% between the two periods. This increase was the result of the following components. Service charges on deposit accounts increased $153,000 (7.1%), commissions from mortgage broker activities decreased $58,000 (11.1%), loan related fees increased $7,000 (3.3%), commissions on the sale of mutual funds and annuities increased $9,000 (5.8%), and all other charges and fees increased $72,000 (15.9%).

Non-interest income, exclusive of the gain on the Branch Sale, (annualized) as a percentage of total average assets was 0.75% for the nine months ended September 30, 2004, compared to 0.87% for the same period in 2003. There was no significant unusual issue or item included in this category, other than the February 2004 Branch Sale.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2004 increased $1,618,000 or 12%, to $14,690,000, compared to $13,072,000 for the same period in 2003. This increase was a result of the following components: salaries, wages and employee benefits increased by $1,147,000 (17.2%), occupancy expense increased by $45,000 (2.6%), depreciation expense decreased by $8,000 (0.7%), stationary, printing and supplies expense increased by $4,000 (1.2%), marketing expense increased by

$74,000 (36.5%), data processing expense increased by $44,000 (7.4%), legal, auditing and other professional service expenses increase by $58,000 (15.1%), and all other expenses increased by $254,000 (12.7%).

There were no significant unusual items or issues included in the above except for the following: (1) As discussed previously, the Company sold two branches during February 2004. As such, the related operating expenses were not present for most of the nine month period ending September 30, 2004, but were present during the similar period in 2003. (2) During the nine month period ended September 30, 2004, the Company has expensed approximately $130,000 relating to internal control documentation and testing compliance work required by section 404 of the Sarbanes-Oxley Act of 2002. This was included in legal, auditing and other profession expenses discussed above. There were no similar expenses included during the similar period for 2003. This increase was partially offset by reduction in other professional expenses.

During 2004, a new branch was opened in Osceola County and a new temporary branch was opened in Polk County (a permanent branch is in the process of construction). Management believes the increase in non-interest expense results from the cost of growing the Company’s business period to period. Management also notes that non-interest expense (annualized) as a percentage of total average assets was 3.0% for the nine months ended September 30, 2004, compared to 3.3% for the same period in 2003, a decrease of 0.3%.

Provision for income taxes

The income tax provision for the nine months ended September 30, 2004 was $2,000,000 (an effective rate of 37.1%) compared to $1,121,000 (an effective rate of 37.4%) for the same period in 2003.

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

Market risk

Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2003 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2003. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2004. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

(b) Reports on Form 8-K

On July 26, 2004, a Form 8-K was furnished reporting under Item 12, “Results of Operations and Financial Condition,” the Company’s earnings for the quarter ending June 30, 2004.

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: November 5, 2004	By:	/s/ ERNEST S. PINNER
Ernest S. Pinner
President and Chief Executive
Officer

Date: November 5, 2004	By:	/s/ JAMES J. ANTAL
James J. Antal
Senior Vice President
and Chief Financial Officer