Form 10-K
period 2004-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2005-03-10
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (3,230,254 shares) on February 28, 2005, was approximately $103,788,000. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $32.13 per share on February 28, 2005. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of March 9, 2005 there were issued and outstanding 4,073,093 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 14, of this Annual Report on Form 10-K.

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

First National/Osceola and Community National Bank commenced operations in 1989 and First National/Polk commenced operations in 1992. Each of the these three banks is subject to examination and regulation by the Office of the Comptroller of the Currency (“Comptroller of the Currency”) and to a certain extent by the Federal Deposit Insurance Corporation (the “FDIC”). First National/Osceola’s operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, Ocoee and Orlando, Florida. First National/Polk’s operations are conducted from its main office located in Winter Haven, Florida, and branch offices located in Haines City, Davenport and Lake Alfred, Florida. Community National Bank’s operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Wildwood, Dade City, Inverness, and Spring Hill, Florida. CenterState Bank, which commenced operations in April 2000, is subject to examination and regulation by the Florida Office of Financial Regulation (the “Florida Department”) and the FDIC. CenterState Bank conducts its operations from its main office in Winter Haven, Florida and at branch offices in Auburndale, Lakeland and Lake Wales, Florida.

CenterState provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by CenterState include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, CenterState makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. CenterState provides automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. CenterState also offers internet banking services to its customers. In addition to the foregoing services, the offices of CenterState provide customers with extended banking hours. CenterState does not have a trust department, however, trust services are available to customers through a business relationship with another bank. The Company also offers other financial products to its customers, including mutual funds, annuities and other products, through its relationship with Infinex Investment, Inc.

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

At December 31, 2004, CenterState’s primary assets were its ownership of stock of each of the four Banks. At December 31, 2004, CenterState had total consolidated assets of $753.8 million, total consolidated deposits of $659.6 million, and total consolidated stockholders’ equity of $57.7 million.

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

Lending Activities

CenterState offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in CenterState’s market area. CenterState’s consolidated net loans at December 31, 2004 and 2003 were $435.3 million, or 58% and $409.0 million or 67%, respectively, of total CenterState consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. CenterState has no foreign loans or loans for highly leveraged transactions.

CenterState’s loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of CenterState’s loans are made on a secured basis. As of December 31, 2004, approximately 75% of CenterState’s consolidated loan portfolio consisted of loans secured by mortgages on real estate and 15% of the loan portfolio consisted of commercial loans. At the same date, 10% of CenterState’s loan portfolio consisted of consumer and other loans.

The Company’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Polk, Osceola, Pasco, Hernando, Citrus, Sumter and Orange counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 15% of the Company’s total loan portfolio as of December 31, 2004, compared to 14% at December 31, 2003.

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

Deposit Activities

Deposits are the major source of the Company’s funds for lending and other investment activities. The Company considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 68% and 59% of the Company’s consolidated total deposits at December 31, 2004 and 2003, respectively. Approximately 32% of the

Company’s consolidated deposits at December 31, 2004, were certificates of deposit compared to 41% at December 31, 2003. Generally, the Company attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 13% of the Company’s consolidated total deposits at December 31, 2004 and 15% at December 31, 2003. The majority of the deposits of the Company are generated from Polk, Osceola, Orange, Pasco, Hernando and Citrus counties. The Company does not currently accept brokered deposits. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

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

The Company monitors changes in financial markets. In addition to investments for its portfolio, the Company monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury securities, obligations of U.S. government agencies, mortgage backed securities and federal funds. The remainder of the investment account may be placed in investment securities of different type and/or longer maturity. Daily surplus funds are sold in the federal funds market for one business day. The Company attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Company needs cash, or economic conditions change.

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

There are various statutory limitations on the ability of the Company to pay dividends. The bank regulatory agencies also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of the Banks to pay dividends to the Company, see Part II—Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.”

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

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2004, CenterState’s Tier 1 and total risk-based capital ratios were 13.4% and 14.6%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2004, CenterState’s leverage ratio was 8.6%.

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

Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•	the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA

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

As of December 31, 2004, CenterState and the Banks met the capital requirements of a “well capitalized” institution.

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

Sarbanes-Oxley Act. In 2002, the Sarbanes-Oxley Act was enacted which imposes a myriad of corporate governance and accounting measures designed that shareholders are treated and have full and accurate information about the public companies in which they invest. All public companies are affected by the Act. Some of the principal provisions of the Act include:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and internal controls and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

•	expansion of the authority and responsibilities of the company’s audit, nominating and compensation committees;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	enhanced penalties for fraud and other violations.

USA Patriot Act. In 2001, the USA Patriot Act was enacted. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and prosecute international money laundering and financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution with the bank regulatory agencies. The Banks have adopted systems and procedures designed to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

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

Employees

As of December 31, 2004, CenterState and the Banks collectively had 257 full-time equivalent employees. The employees are not represented by a collective bargaining unit. CenterState and the Banks consider relations with employees to be good.

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

Item 3. Legal Proceedings

The Banks are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against the Banks which would have a material adverse effect on the Company’s consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item	5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

The shares of Company Common Stock are traded on the Nasdaq National Market System. The following sets forth the high and low trading prices for certain trades of the Company Common Stock that occurred in transactions of Company Common Stock during 2004 and 2003:

	2004			2003
	High	Low	Volume Shares	High	Low	Volume Shares
1st Quarter	$19.80	$18.80	69,700	$19.76	$17.08	131,500
2nd Quarter	24.99	19.25	77,200	20.37	19.05	77,300
3rd Quarter	27.00	23.02	48,000	20.25	18.96	66,000
4th Quarter	34.60	25.20	89,900	20.00	18.78	90,900

As reported by the Company’s stock transfer agent, the Company had approximately 1,300 shareholders of record as of December 31, 2004.

Dividends

The Company pays dividends quarterly, payable on the last business day of the calendar quarter. The following sets forth the per share cash dividends paid during 2004 and 2003.

	2004	2003
1st Quarter	$0.06	$0.05
2nd Quarter	$0.06	$0.05
3rd Quarter	$0.06	$0.06
4th Quarter	$0.06	$0.06

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

Share Repurchases

CenterState did not repurchase any shares of its common stock during 2004.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2004 and 2003, and the three year period ended December 31, 2004, presented elsewhere herein.

Selected Consolidated Financial Data

December 31

(Dollars in thousands except for share and per share data)	2004	2003	2002	2001	2000
SUMMARY OF OPERATIONS:
Total interest income	$29,088	$25,802	$21,048	$23,513	$22,263
Total interest expense	(7,874)	(7,532)	(6,892)	(9,826)	(9,647)

Net interest income	21,214	18,270	14,156	13,687	12,616
Provision for loan losses	(1,270)	(1,243)	(644)	(577)	(614)

Net interest income after provision for loan losses	19,944	17,027	13,512	13,110	12,002
Non-interest income	4,932	4,687	3,660	3,062	2,384
Gain on sale of branches	1,844	—	—	—	—
Non-interest expense	(19,780)	(17,547)	(13,397)	(12,143)	(11,154)

Income before income taxes	6,940	4,167	3,775	4,029	3,232
Income taxes	(2,567)	(1,541)	(1,406)	(1,513)	(1,324)

Net income	$4,373	$2,626	$2,369	$2,516	$1,908

PER COMMON SHARE DATA:
Basic earnings per share	$1.17	$0.78	$0.84	$0.89	$0.68
Diluted earnings per share	$1.14	$0.77	$0.82	$0.89	$0.67
Book value per share	$14.17	$12.45	$11.87	$9.83	$8.99
Tangible book value per share	$12.89	$10.35	$10.37	$9.54	$8.94
Dividends per share	$0.24	$0.22	$0.20	$0.18	$0.16
Actual shares outstanding	4,068,713	3,369,380	3,362,068	2,818,602	2,815,872
Weighted average shares outstanding	3,750,158	3,364,824	2,823,213	2,817,240	2,811,651
Diluted weighted average shares outstanding	3,828,154	3,428,819	2,878,770	2,839,914	2,826,704

BALANCE SHEET DATA:
Assets	$753,779	$608,896	$494,800	$341,374	$310,662
Total loans, net	435,320	409,048	329,666	241,349	207,133
Total deposits	659,630	538,235	441,462	307,998	280,168
Short-term borrowings	24,627	17,465	10,005	4,598	4,305
Corporate debenture	10,000	10,000	—	—	—
Shareholders’ equity	57,664	41,963	39,915	27,717	25,321
Tangible capital	52,438	36,651	34,868	26,883	25,164
Goodwill	4,675	4,675	4,308	—	—
Core deposit intangible (CDI)	551	637	739	—	—
Average total assets	673,669	550,866	374,008	331,768	295,660
Average loans, net	415,864	370,029	258,232	224,865	191,191
Average interest earning assets	618,589	503,292	343,541	303,726	269,316
Average deposits	584,442	488,952	340,123	298,828	266,585
Average interest bearing deposits	445,358	393,528	277,466	248,534	221,748
Average interest bearing liabilities	481,468	412,457	281,651	253,561	225,849
Average shareholders’ equity	51,340	40,955	28,581	26,785	24,220

Selected Consolidated Financial Data - continued

December 31

(Dollars in thousands except for share and per share data)	2004	2003	2002	2001	2000
SELECTED FINANCIAL RATIOS:
Return on average assets	0.65%	0.48%	0.63%	0.76%	0.65%
Return on average equity	8.52%	6.41%	8.29%	9.39%	7.88%
Dividend payout	21%	28%	24%	20%	24%
Efficiency (1)	76%	76%	75%	72%	74%
Net interest margin (2)	3.43%	3.63%	4.12%	4.51%	4.68%
Net interest spread (3)	3.06%	3.30%	3.68%	3.86%	4.00%

CAPITAL RATIOS:
Tier 1 leverage ratio	8.60%	7.84%	8.54%	7.89%	8.21%
Risk-based capital
Tier 1	13.40%	11.30%	9.95%	11.51%	12.56%
Total	14.61%	12.48%	11.16%	12.76%	13.81%
Average equity to average assets	7.62%	7.43%	7.64%	8.07%	8.19%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.07%	0.12%	0.13%	0.10%	0.10%
Allowance to period end loans	1.29%	1.17%	1.22%	1.26%	1.30%
Allowance for loan losses to non-performing assets	436%	296%	274%	467%	256%
Non-performing assets to total assets	0.17%	0.27%	0.30%	0.19%	0.34%

OTHER DATA:
Banking locations	25	25	21	16	15
Full-time equivalent employees	257	254	233	169	150

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income, exclusive of non-recurring income.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.

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

Selected Quarterly Data

(Dollars are in thousands)

(Dollars in thousands except for per share data)	2004				2003
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$8,016	$7,508	$6,871	$6,693	$6,836	$6,498	$6,344	$6,124
Interest expense	(2,253)	(2,059)	(1,774)	(1,788)	(1,958)	(1,822)	(1,876)	(1,876)

Net interest income	5,763	5,449	5,097	4,905	4,878	4,676	4,468	4,248
Provision for loan losses	(370)	(225)	(240)	(435)	(415)	(240)	(286)	(302)

Net interest income after provision for loan losses	5,393	5,224	4,857	4,470	4,463	4,436	4,182	3,946
Non-interest income	1,247	1,204	1,247	1,234	1,186	1,153	1,173	1,176
Gain on sale of branches	—	—	—	1,844	—	—	—	—
Securities (loss) gains	—	—	—	—	(1)	—	—	—
Non-interest expenses	(5,090)	(5,110)	(4,824)	(4,756)	(4,475)	(4,524)	(4,262)	(4,286)

Income before income tax expense	1,550	1,318	1,280	2,792	1,173	1,065	1,093	836
Income tax expense	(567)	(489)	(472)	(1,039)	(420)	(398)	(414)	(309)

Net income	$983	$829	$808	$1,753	$753	$667	$679	$527

Basic earnings per common share	$0.24	$0.20	$0.23	$0.52	$0.22	$0.20	$0.20	$0.16
Diluted earnings per common share	$0.24	$0.20	$0.23	$0.51	$0.22	$0.19	$0.20	$0.15

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and include statements containing terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Actual events or results may differ materially from the results anticipated in these forward looking statements, due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and the level and composition of deposits, loan demand, and the values of loan collateral; and the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company’s market area and elsewhere. All forward looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward looking statements, whether as a result of new information, future events or otherwise. There is no assurance that future results, levels of activity, performance or goals will be achieved.

Management’s discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at December 31, 2004 and 2003, and the results of operations of the Company for the years ended December 31, 2004, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of the Company presented elsewhere herein.

General

The Company is a multi bank holding company that was formed as of the close of business June 30, 2000 as part of a merger of three independent commercial banks in central Florida (First National Bank of Osceola County, Community National Bank of Pasco County and First National Bank of Polk County). The business combination was accounted for using the pooling-of-interest accounting method. All historical financial presentations have been restated to reflect the merger. The outstanding shares of the three banks were converted into Company common stock at agreed upon exchange ratios described in the merger agreements. In the transaction, the shareholders of the three banks became shareholders of the Company, which owns all of the outstanding shares of the three banks. The three banks maintain their separate identities as wholly owned subsidiaries of the Company.

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

During 2001, C.S. Processing, Inc. (“CSP”) was formed as a subsidiary of the Company’s subsidiary banks. During 2004, the Company sold 20% of CSP to an unrelated financial institution for $120,000. The remaining 80% is owned equally by the Company’s four subsidiary banks. The Company’s investment in CSP, through its subsidiary banks, is $480,000 at December 31, 2004. CSP processes checks and renders statements (i.e. “item processing center”) for the Company’s four subsidiary banks and the minority owner financial institution.

During 2004, the Company sold its two Lake County, Florida branches to a Lake County commercial bank. Although the Company does not have any ownership investment in the Lake County bank, the Company’s Chairman and CEO is also the Chairman of this bank. In addition, one of the Company’s subsidiary bank Presidents is a director of this bank as well. This is also the bank that has purchased 20% of CSP discussed above. The sale of the branches included $21.5 million of loans, $23.0 million of deposits, real estate and all the fixed assets. The Company realized a $1.8 million pre-tax gain on the sale during the first quarter of 2004.

The Company opened two new branches during 2004, one in Lake Wales, Florida (Polk County) and one in Kissimmee, Florida (Osceola County). The Company, as of December 31, 2004, has twenty-five banking locations in seven counties throughout central Florida. There are approximately 257 full-time equivalent employees.

During June of 2004, the Company raised additional capital through a Shareholder Rights Offering. The entire offering of 675,627 shares were sold at the offering price of $18.99 per share. The capital raised totaled $12.7 million, net of expenses. The Company intends to use the capital to support current and future growth.

The Company acquired a 49% interest in a newly formed joint venture, CenterState Home Loans, LLC, during 2004 for $34,300. The entity, located in Orlando, Florida, originates/brokers single family home mortgages for a fee. The Company does not assume any interest rate risk, market risk or credit risk. The entity commenced business on December 1, 2004. The investment is carried on the equity method.

The Company’s principal asset is its ownership of the Banks. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of the Banks. The Company conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Company’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Company’s interest rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, the Company’s profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and related services, and to a lesser extent commission earned on brokering single family home loans, and commissions earned on the sale of mutual funds, annuities and other non traditional and non insured investments. Non-interest expense consists of compensation and employee benefits, occupancy and equipment expenses, and other operating expenses.

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

A standardized loan grading system is utilized at each of the Company’s subsidiary banks. The grading system is integral to the Company’s risk assessment function related to lending. Loan officers of each bank assign a loan grade to their newly originated loans in accordance with the standard loan grades. Throughout the lending relationship, the loan officer is responsible for periodic reviews, and if warranted he/she will downgrade or upgrade a particular loan based on specific events and/or analyses. Loans graded 5 or higher are placed on a watch list each month end and reported to that particular bank’s board of directors. The Company’s loan review officer, who is independent of the lending function and is not an employee of any subsidiary bank, periodically reviews each banks loan portfolio and lending relationships. He may disagree with a particular bank’s grade on a particular loan and subsequently downgrade or upgrade such loan(s) based on his risk analysis.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that collateral-dependent loans are generally measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties. The Company considers loans graded 7 or higher to be impaired.

Deferred Tax Assets

Management uses an estimate of future earnings to support the position that the benefit of the Company’s deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 9 of the notes to the consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003.

Net Income

The Company’s net income for the year ended December 31, 2004 was $4,373,000 or $1.17 per share (basic) and $1.14 per share (diluted), compared to $2,626,000 or $0.78 per share (basic) and $0.77 per share (diluted) for the year ended December 31, 2003. Exclusive of the non recurring income relating to the gain from sale of branches, the net income for the year ended December 31, 2004 would have been $3,223,000 or $0.86 per share (basic) and $0.84 per share (diluted).

The Company’s return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2004 were 0.65% and 8.52% (0.48% and 6.28% exclusive of non recurring income from the gain on sale of branches), as compared to the ROA and ROE of 0.48% and 6.41% for the year ended December 31, 2003. The efficiency ratios for the years ended December 31, 2004 and 2003 were 76% for each year.

Net income increased approximately $1,747,000 or 67% to $4,373,000 ($597,000 or 23% to $3,223,000 exclusive of non recurring income from the gain on sale of branches) for the year ended December 31, 2004, compared to $2,626,000 for the same period during 2003.

The table below provides the required reconciliation between net income and net income exclusive of non recurring income resulting from the gain on sale of branches.

Amounts are in thousands of dollars, except per share data	2004	2003
Net income	$4,373	$2,626
Gain on sale of branches, net of tax $694	(1,150)	—

Net income exclusive of gain on sale of branches	$3,223	$2,626

Earnings per share, basic	$1.17	$0.78
Gain on sale of branches, net of tax $0.19	(0.31)	—

Earnings per share, basic, exclusive of gain on sale of branches	$0.86	$0.78

Earnings per share, diluted	$1.14	$0.77
Gain on sale of branches, net of tax $0.18	(0.30)	—

Earnings per share, diluted, exclusive of gain on sale of branches	$0.84	$0.77

ROA	0.65%	0.48%
Gain on sale of branches, net of taxes 0.10%	(0.17)%	—

ROA, exclusive of gain on sale of branches	0.48%	0.48%

ROE	8.52%	6.41%
Gain on sale of branches, net of taxes 1.35%	(2.24)%	—

ROE, exclusive of gain on sale of branches	6.28%	6.41%

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $2,944,000 or 16% to $21,214,000 during the year ended December 31, 2004 compared to $18,270,000 for the year ended December 31, 2003. The $2,944,000 increase was a combination of a $3,286,000 increase in interest income offset by a $342,000 increase in interest expense.

Average interest earning assets increased $115,297,000 to $618,589,000 during the year ended December 31, 2004, compared to $503,292,000 for the year ended December 31, 2003. Comparing these same two periods, the yield on average interest earning assets decreased from 5.13% in 2003 to 4.70% in 2004. The increase in volume had a positive effect on the change in interest income ($4,504,000 volume variance). The decrease in yields had a negative effect on the change in interest income ($1,218,000 rate variance). The net result was a $3,286,000 increase in interest income.

Average interest bearing liabilities increased $69,011,000 to $481,468,000 during the year ended December 31, 2004, compared to $412,457,000 for the year ended December 31, 2003. Comparing these same two periods, the cost of average interest bearing liabilities decreased from 1.83% in 2003 to 1.64% in 2004. The increase in volume resulted in an increase in interest expense ($754,000 volume variance), and the decrease in yields resulted in a decrease in interest expense ($412,000 rate variance). The result was a net increase of $342,000 in interest expense. See the tables “Average Balances – Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances – Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2004			2003
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Federal funds sold & money market	$54,579	$714	1.31%	$57,796	$651	1.13%
Securities available for sale	142,781	2,940	2.06%	70,929	1,584	2.23%
Loans (1) (2) (6)	421,229	25,434	6.04%	374,567	23,567	6.29%

TOTAL EARNING ASSETS	$618,589	$29,088	4.70%	$503,292	$25,802	5.13%
Allowance for loan losses	(5,365)			(4,538)
All other assets	60,445			52,112

TOTAL ASSETS	$673,669			$550,866

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$87,710	$265	0.30%	68,155	$261	0.38%
Money market	105,184	1,057	1.01%	83,828	886	1.06%
Savings	44,767	133	0.30%	35,806	142	0.40%
Time deposits	207,697	5,730	2.76%	205,739	6,026	2.93%
Short term borrowings (repos)	26,110	193	0.74%	15,562	73	0.47%
Short term note payable	—	—	—%	600	18	3.00%
Corporate debenture (3)	10,000	496	4.96%	2,767	126	4.55%

TOTAL INTEREST BEARING LIABILITIES	$481,468	$7,874	1.64%	412,457	$7,532	1.83%
Demand deposits	139,084			95,424
Other liabilities	1,777			2,030
Shareholders’ equity	51,340			40,955

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$673,669			$550,866

NET INTEREST SPREAD (4)			3.06%			3.30%

NET INTEREST INCOME		$21,214			$18,270

NET INTEREST MARGIN (5)			3.43%			3.63%

(1)	Loan balances are net of deferred fees/cost of origination.
(2)	Interest income on average loans includes fee recognition of $164,000 and $184,000 for the years ended December 31, 2004 and 2003, respectively.
(3)	Includes amortization of origination costs of $38,000 and $9,000 during year ended December 31, 2004 and 2003, respectively.
(4)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(5)	Represents net interest income divided by total earning assets.
(6)	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2004 versus 2003
	Volume (1)	Rate (2)	Net Change
INTEREST INCOME
Federal funds sold and money market	$(36)	$99	$63
Securities available for sale	1,604	(248)	1,356
Loans	2,936	(1,069)	1,867

TOTAL INTEREST INCOME	$4,504	$(1,218)	$3,286

INTEREST EXPENSE
Deposits
NOW accounts	$75	$(71)	$4
Money market accounts	226	(55)	171
Savings	36	(45)	(9)
Time deposits	57	(353)	(296)
Short-term borrowings (repos)	49	71	120
Short-term note payable	(18)	—	(18)
Corporate debenture	329	41	370

TOTAL INTEREST EXPENSE	$754	$(412)	$342

NET INTEREST INCOME	$3,750	$(806)	$2,944

(1)	The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.
(2)	The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the current period.

Provision for Loan Losses

The provision for loan loss losses increased $27,000 or 2% to $1,270,000 during the year ended December 31, 2004, as compared to $1,243,000 for the year ended December 31, 2003. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, management considers those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment and the overall portfolio composition. As these factors change, the level of loan loss provision changes. See “Asset Quality” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for 2004 increased by $2,089,000, or 45%, to $6,776,000 as compared to $4,687,000 for the year ending December 31, 2003. Exclusive of the $1,844,000 non recurring income from the gain on sale of branches, the remaining non-interest income for 2004 increased by $245,000, or 5.2% compared to 2003. The two largest components contributing to this increase, excluding gain on the sale of branches, were service charges on deposit accounts, which increased approximately $188,000 (6%), and all other service charges, fees and other income, which increased approximately $57,000 (3%).

Non-Interest Expense

Non-interest expense increased $2,233,000, or 13%, to $19,780,000 for the year ended December 31, 2004, compared to $17,547,000 for the year ended December 31, 2003. Salaries and employee benefits increased by $1,385,000 (15%), occupancy and depreciation expenses increased by $124,000 (3%), data processing expenses (includes item processing and conversion expenses) increased by $68,000 (9%), and all remaining expenses together increased by $656,000 (17%).

The primary reason for the increase in non-interest expense is the internal growth the Company experienced during 2004 net of the non-interest expenses related to the two branches that were sold during February 2004.

Non-interest expenses are summarized in the table below.

Non-Interest Expense

(Dollars are in thousands)

	Years ended Dec 31
	2004	2003	Incr(Decr)
Salary, wages and employee benefits	$10,440	$9,055	$1,385
Occupancy expense	2,419	2,316	103
Depreciation of premises and equipment	1,526	1,505	21
Stationary and printing supplies	456	473	(17)
Marketing expenses	378	277	101
Data processing expense	864	796	68
Legal, audit and other professional fees	386	512	(126)
SOX 404 (note 1)	240	—	240
Bank regulatory related expenses	276	265	11
ATM expenses	319	283	36
Other operating expenses	2,476	2,065	411

Total other operating expenses	$19,780	$17,547	$2,233

Note 1: Out of pocket expenses relating to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Income Tax Provision

The income tax provision for the year ended December 31, 2004, was $2,567,000, an effective tax rate of 37.0%, as compared to $1,541,000 for the year ended December 31, 2003, an effective tax rate of 37.0%.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2004 AND DECEMBER 31, 2003

Overview

Total assets grew by $144.9 million, or 24%, from $608.9 million at December 31, 2003 to $753.8 million at December 31, 2004. Loans increased by $27.1 million, or 6.5%, from $413.9 million at December 31, 2003 to $441.0 million at December 31, 2004. Deposits increased by $121.4 million, or 23%, from $538.2 million at December 31, 2003 to $659.6 million at December 31, 2004.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2004, were $421,229,000, or 68% of average earning assets, as compared to $374,567,000, or 74% of average earning assets, for the year ending December 31, 2003. Total loans, net of unearned fees and cost, at December 31, 2004 and 2003 were $441,005,000 and $413,898,000, respectively, an increase of $27,107,000, or 6.5%. This represents a loan to total asset ratio of 59% and 68% and a loan to deposit ratio of 67% and 77%, at December 31, 2004 and 2003, respectively. The growth in loans during this period was normal business growth net of the loans that were part of the branch sales during February 2004. Market forces were such that deposit growth outpaced loan growth during 2004. The excess funds are temporarily invested in federal funds sold, money market, and short-term U.S. government and government agency securities.

Total residential real estate loans totaled $129,796,000 and total commercial real estate loans totaled $179,846,000, making up 29% and 41% (combined total of 70%) of the loan portfolio as of December 31, 2004, respectively. Construction loans totaled $20,032,000, or 4% of the loan portfolio. Commercial loans totaled $64,984,000, or 15% of the loan portfolio. Consumer and all other loans totaled $46,883,000, or 11% of the loan portfolio.

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

Loan Portfolio Composition

(Dollars are in thousands)

Types of Loans
at December 31:	2004	2003	2002	2001	2000
Real estate loans:
Residential	$129,796	$140,826	$114,183	$84,033	$71,860
Commercial	179,846	157,586	117,964	88,711	74,144
Construction	20,032	16,930	22,544	17,917	13,250

Total real estate loans	329,674	315,342	254,691	190,661	159,254

Commercial	64,984	59,175	43,607	30,900	29,312
Consumer and other loans	46,883	39,908	35,906	23,295	21,657

Total loans – gross	441,541	414,425	334,204	244,856	210,223

Less: unearned fees/costs	(536)	(527)	(483)	(431)	(360)

Total loans	441,005	413,898	333,721	244,425	209,863

Less: allowance for loan losses	(5,685)	(4,850)	(4,055)	(3,076)	(2,730)

Total loans, net	$435,320	$409,048	$329,666	$241,349	$207,133

Loan Maturity Schedule

(Dollars are in thousands)

	December 31, 2004
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction	$60,707	$186,965	$173,682	$421,509
Real estate - construction	10,950	4,039	5,043	20,032

Total	$71,812	$191,004	$178,725	$441,541

Fixed interest rate	$16,985	$145,864	$50,261	$213,110
Variable interest rate	54,827	45,140	128,464	228,431

Total	$71,812	$191,004	$178,725	$441,541

	December 31, 2003
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction	$68,707	$159,956	$168,832	$397,495
Real estate – construction	6,330	5,898	4,702	16,930

Total	$75,037	$165,854	$173,534	$414,425

Fixed interest rate	$20,537	$120,490	$45,458	$186,485
Variable interest rate	54,500	45,364	128,076	227,940

Total	$75,037	$165,854	$173,534	$414,425

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

The table below sets forth the activity in the Company’s allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

(Dollars are in thousands)

	2004	2003	2002	2001	2000
Balance, beginning of year	$4,850	$4,055	$3,076	$2,730	$2,302

Loans charged-off:
Commercial	(133)	(298)	(47)	(4)	(72)
Real estate mortgage	(112)	(85)	(159)	(92)	(154)
Consumer	(105)	(151)	(160)	(208)	(83)

Total loans charged-off	(350)	(534)	(366)	(304)	(309)

Recoveries on loans previously charged-off:
Commercial	7	29	1	4	44
Real estate mortgage	3	24	3	43	65
Consumer	35	33	22	26	14

Total loan recoveries	45	86	26	73	123

Net loans charged-off	(305)	(448)	(340)	(231)	(186)

Provision for loan losses charged to expense	1,270	1,243	644	577	614
Acquisition of CSB	—	—	675	—	—
Adjustment relating to sale of branches	(130)	—	—	—	—

Balance, end of year	$5,685	$4,850	$4,055	$3,076	$2,730

Total loans at year end	$441,005	$413,898	$333,721	$244,425	$209,863
Average loans outstanding	$421,229	$374,567	$261,511	$227,792	$193,723

Allowance for loan losses to total loans at year end	1.29%	1.17%	1.22%	1.26%	1.30%
Net charge-offs to average loans outstanding	0.07%	0.12%	0.13%	0.10%	0.10%

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

At December 31, 2004 non-accrual loans totaled $890,000. This consisted of an aggregate $667,000 in real estate related loans (5 loans), $25,000 in a mobile home loan (1 loan), and several vehicle, equipment and other miscellaneous loans aggregating $198,000 (6 loans). At December 31, 2004, loans that were past due 90 or more days and still accruing interest totaled $7,000.

At December 31, 2004 other real estate owned (OREO) totaled $384,000. This consisted of one single-family house ($319,000), and vacant land ($65,000).

At December 31, 2004 repossessed assets other than real estate totaled $24,000. This represents three repossessed vehicles.

Total non-performing assets as of December 31, 2004, decreased $336,000 or 20% to $1,305,000, compared to $1,641,000 as of December 31, 2003. Non-performing assets, as a percentage of total assets at December 31, 2004 and December 31, 2003, were 0.17% and 0.27%, respectively. Management believes that the allowance for loan losses at December 31, 2004 was adequate.

Interest income not recognized on non accrual loans was approximately $40,000, $10,000 and $12,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income recognized on impaired loans was approximately $48,000, $22,000 and $19,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The average recorded investment in impaired loans during 2004, 2003 and 2002 were $1,103,000, $333,000 and $298,000, respectively. The table below summarizes the Company’s non-performing assets for the periods provided.

Non-Performing Assets

(Dollars are in thousands)

	December 31,
	2004	2003	2002	2001	2000
Non-accrual loans	$890	$1,078	$402	$580	$837
Past due loans 90 days or more and still accruing interest	7	246	996	64	92
Other real estate owned (“OREO”)	384	282	65	—	139
Repossessed assets other than real estate	24	35	19	15	—

Total non-performing assets	$1,305	$1,641	$1,482	$659	$1,068

Total non-performing assets as a percentage of total assets	0.17%	0.27%	0.30%	0.19%	0.34%

Allowance for loan losses as a percentage of non-performing assets	436%	296%	274%	467%	256%

Restructured loans	$—	$—	$—	$—	$—

Recorded investment in impaired loans	1,053	368	433	163	125

Allowance for loan losses related to impaired loans	406	132	124	71	63

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

Allocation of allowance for loan losses

(Dollars are in thousands)

	December 31,
	2004	2003	2002	2001	2000
Real estate loans:
Residential	$876	$815	$854	$603	$324
Commercial	2,562	1,927	1,789	1,442	1,342
Construction	324	237	290	245	130

Total real estate loans	3,762	2,979	2,933	2,290	1,796

Commercial	1,184	1,301	724	479	642
Consumer and other loans	665	570	398	307	292
Unallocated	74	—	—	—	—

Total	$5,685	$4,850	$4,055	$3,076	$2,730

Percentage of loans in each category to total loans

	December 31,
	2004	2003	2002	2001	2000
Real estate loans:
Residential	29%	34%	34%	34%	34%
Commercial	41%	38%	35%	36%	36%
Construction	4%	4%	7%	7%	6%

Total real estate loans	74%	76%	76%	77%	76%

Commercial	15%	14%	13%	13%	14%
Consumer and other loans	11%	10%	11%	10%	10%

Total	100%	100%	100%	100%	100%

Percentage of allowance for loan losses to total loans in each category

	December 31,
	2004	2003	2002	2001	2000
Real estate loans:
Residential	0.67%	0.58%	0.75%	0.72%	0.45%
Commercial	1.42%	1.22%	1.52%	1.63%	1.81%
Construction	1.62%	1.40%	1.29%	1.37%	0.98%
Total real estate loans	1.14%	0.94%	1.15%	1.20%	1.13%

Commercial	1.82%	2.20%	1.66%	1.55%	2.19%
Consumer and other loans	1.42%	1.43%	1.11%	1.32%	1.35%
Total	1.29%	1.17%	1.21%	1.26%	1.30%

Deposits

Total deposits increased $121,395,000 to $659,630,000 as of December 31, 2004, compared to $538,235,000 at December 31, 2003. The Company does not rely on purchased or brokered deposits as a source of funds. Instead, the generation of deposits within its market area serves as the Company’s primary source of funds for investment principally in loans. The tables below summarize selected deposit information for the periods indicated.

Average deposit balance by type and average interest rates

(Dollars are in thousands)

	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non interest bearing demand deposits	$139,084	0.00%	$95,424	0.00%	$62,657	0.00%
NOW accounts	87,710	0.30%	68,155	0.38%	47,515	0.59%
Money market accounts	105,184	1.01%	83,828	1.06%	55,771	1.56%
Savings accounts	44,767	0.30%	35,806	0.40%	28,210	0.82%
Time deposits	207,697	2.76%	205,739	2.93%	145,970	3.75%

Total	$584,442	1.23%	$488,952	1.50%	$340,123	2.01%

Maturity of time deposits of $100,000 or more

(Dollars are in thousands)

	December 31,
	2004	2003	2002
Three months or less	$15,261	$18,082	$15,445
Three through six months	16,678	20,819	12,305
Six through twelve months	13,886	12,109	12,132
Over twelve months	41,339	30,823	23,960

Total	$87,164	$81,833	$63,842

Repurchase Agreements

The Company’s subsidiary Banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the Company pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement. The daily average balance of these short-term borrowing agreements for the years ended December 31, 2004, 2003 and 2002, was approximately $26,110,000, $15,562,000 and $4,185,000, respectively. Interest expense for the same periods was approximately $193,000, $73,000 and $40,000, respectively, resulting in an average rate paid of 0.74%, 0.47% and 0.96% for the years ended December 31, 2004, 2003, and 2002, respectively.

The table below summarizes the Company’s repurchase agreements for the periods presented.

Schedule of short-term borrowings (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending balance	Weighted average interest rate at year end
Year ended December 31,
2004	$35,167	$26,110	0.74%	$24,627	1.56%
2003	$24,366	$15,562	0.47%	$17,465	0.28%
2002	$11,486	$4,185	0.96%	$10,005	0.56%

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

Corporate debenture

The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10 million. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The initial rate in effect at the time of issuance was 4.19% and is subject to change quarterly. The rate in effect during the quarter ended December 31, 2004 was 5.025%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related loan origination costs of $188,000 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

During 2003, the Company used a portion of the $10 million of capital received to pay down a $2.2 million short-term borrowing facility. The Company intends to use the remainder to capitalize the future growth of its subsidiary banks.

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

The Company’s available for sale portfolio totaled $191,400,000 at December 31, 2004 and $95,357,000 at December 31, 2003, or 25% and 16%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

The Company uses its security portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When the Company’s liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. The Company has designated all of its securities as available for sale to provide flexibility, in case an immediate need for liquidity arises. Management believes the composition of the portfolio offers it flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized loss of approximately $1,236,000 at December 31, 2004, compared to a net unrealized gain of approximately $31,000 at December 31, 2003.

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

Maturity Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
AVAILABLE-FOR-SALE
U.S. Treasury and government agencies, mortgage back securities, and obligations of State and political Subdivisions:
One year or less	$78,678	$78,406	$33,234	$33,345
Over one through five years	109,042	108,128	55,461	55,435
Over five through ten years	3,094	3,044	4,718	4,664
Over ten years	635	635	635	635
Federal Reserve Bank stock	674	674	566	566
Federal Home Loan Bank stock	413	413	612	612
Other equity investment	100	100	100	100

Total	$192,636	$191,400	$95,326	$95,357

Weighted Average Yield by Range of Maturities

(Average yields on securities available for sale are calculated based on amortized cost)

	Dec 31, 2004	Dec 31, 2003
One year or less	1.81%	2.03%
Over one through five years	2.81%	2.35%
Over five through ten years	3.43%	3.32%
Over ten years (variable rate security)	2.41%	1.25%

Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AVAILABLE-FOR-SALE
US Treasury securities	$121,438	$120,809	$58,752	$58,891
US Government agencies	21,826	21,717	7,999	7,988
State, county, & municipal	635	635	635	635
Mortgage-backed securities	47,250	46,752	26,662	26,565
Federal Reserve Bank stock	674	674	566	566
Federal Home Loan Bank stock	413	413	612	612
Other investment	400	400	100	100

Total	$192,636	$191,400	$95,326	$95,357

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

	December 31, 2004
(in thousands of dollars)	Total	One year or less	Over one year and less than three years	Over three years and less than five years	Over five years
Contractual commitments:
Deposit maturities	$484,558	$373,520	$70,957	$40,081	$—
Securities sold under agreements to repurchase	24,627	24,627	—	—
Long-term debt	10,000	—	—	—	10,000
Operating lease obligations	1,535	340	653	542	—

Total	$520,720	$398,487	$71,610	$40,623	$10,000

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. The measurement of the Company’s interest rate sensitivity, or gap, is one of the principal techniques used in asset/liability management. Management generally attempts to maintain a range, set by policy, between rate-sensitive assets and liabilities by repricing periods. Each bank sets its own range, approved by its board of directors. Generally, the range is between 1.25 and 0.75. If the bank falls outside their pre-approved range, it requires board action and board approval.

The asset mix of the balance sheet is evaluated continually in terms of several variables: yield, credit quality, and appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

The Company’s gap and liquidity positions are reviewed periodically by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2004, approximately 52% of total gross loans were adjustable rate and 56% of total investments (includes investment securities, federal funds sold and money market) either reprice or mature in less than one year. Deposit liabilities consisted of approximately $100,496,000 (15%) in NOW accounts, $170,892,000 (26%) in money market accounts and savings, $213,170,000 (32%) in time deposits and $175,072,000 (27%) in non-interest bearing demand accounts.

At December 31, 2003, approximately 55% of total gross loans were adjustable rate and 57% of total investments (includes investment securities, federal funds sold and money market) either reprice or mature in less than one year. Deposit liabilities consisted of approximately $76,404,000 (14%) in NOW accounts, $125,570,000 (23%) in money market accounts and savings, $218,042,000 (41%) in time deposits and $118,219,000 (22%) in non-interest bearing demand accounts. A rate sensitivity analysis is presented below as of December 31, 2004 and December 31, 2003.

The Company has prepared a table which presents the market risk associated with financial instruments held by the Company. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by maturity or repricing periods, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, if the Company had to dispose of such instruments at December 31, 2004, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2004, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS

December 31, 2004

(Dollars are in thousands)

(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Est. Fair Value
INTEREST EARNING ASSETS:
Loans
Fixed rate loans (3)	$16,985	$17,150	$25,682	$52,868	$50,164	$50,261	$213,110	$212,355
Average interest rate	6.62%	6.87%	7.00%	6.11%	6.51%	6.88%	6.60%
Variable rate loans (3)	189,694	10,210	8,937	9,898	8,690	1,002	228,431	228,431
Average interest rate	5.77%	6.05%	6.29%	6.25%	6.45%	6.18%	5.85%
Investment securities (1)
Fixed rate investments	78,678	56,205	16,626	19,405	16,806	3,094	190,814	189,578
Average interest rate	1.81%	2.37%	3.16%	3.14%	3.57%	3.43%	2.41%
Variable rate investments	635	0	0	0	0	0	635	635
Average interest rate	2.41%						2.41%
Federal funds sold (4)	62,809	0	0	0	0	0	62,809	62,809
Average interest rate	2.07%						2.07%
Other earning assets (2)	1,087	0	0	0	0	0	1,087	1,087
Average interest rate	5.08%						5.08%

Total interest-earning assets	$349,888	$83,565	$51,245	$82,171	$75,660	$54,357	$696,886	$694,895
Average interest rate	4.25%	3.74%	5.63%	5.43%	5.85%	6.67%	4.79%

INTEREST BEARING LIABILITIES
NOW	$100,496	$0	$0	$0	$0	$0	$100,496	$100,496
Average interest rate	0.30%						0.30%
Money market	119,881	0	0	0	0	0	119,881	119,881
Average interest rate	1.16%						1.16%
Savings	51,011	0	0	0	0	0	51,011	51,011
Average interest rate	0.35%						0.35%
CDs $100,000 & over	45,825	12,074	13,345	6,339	9,581	0	87,164	89,410
Average interest rate	2.10%	3.31%	4.28%	4.27%	4.73%		3.05%
CDs under $100,000	56,307	21,110	24,428	11,666	12,495	0	126,006	130,237
Average interest rate	1.95%	3.10%	4.14%	4.13%	4.63%		3.03%
Securities sold under
Repurchase agreement	24,627	0	0	0	0	0	24,627	24,627
Average interest rate	1.56%						1.56%
Corporate debenture	10,000	0	0	0	0	0	10,000	10,000
Average interest rate	5.03%						5.03%

Total interest-bearing liabilities	$408,147	$33,184	$37,773	$18,005	$22,076	$0	$519,185	$525,662
Average interest rate	1.18%	3.18%	4.18%	4.18%	4.67%	0.00%	1.78%

Interest sensitivity gap	(58,259)	50,381	13,472	64,166	53,584	54,357
Cumulative gap	(58,259)	(7,878)	5,594	69,760	123,344	177,701
Cumulative gap to total assets	(7.7)%	(1.0)%	0.7%	9.3%	16.4%	23.6%
Cumulative gap (RSA/RSL) (5)	0.86	0.98	1.01	1.14	1.24	1.34

(1)	Securities are shown at amortized cost.
(2)	Represents interest earning Federal Reserve stock and Federal Home Loan Bank stock.
(3)	Loans are shown at gross value.
(4)	Includes fed funds sold and money market accounts held at a large regional bank.
(5)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

RATE SENSITIVITY ANALYSIS

December 31, 2003

(Dollars are in thousands)

(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Est. Fair Value
INTEREST EARNING ASSETS:
Loans
Fixed rate loans (3)	$20,537	$14,080	$24,886	$25,084	$56,440	$45,458	$186,485	$187,515
Average interest rate	6.53%	7.81%	7.14%	7.30%	6.04%	7.04%	6.79%
Variable rate loans (3)	189,705	13,910	9,804	1,734	12,170	617	227,940	227,940
Average interest rate	4.98%	5.99%	6.46%	6.83%	6.28%	6.05%	5.19%
Investment securities (1)
Fixed rate investments	33,234	29,519	3,892	4,127	17,923	4,718	93,413	93,444
Average interest rate	2.03%	1.85%	2.68%	2.23%	3.13%	3.32%	2.28%
Variable rate investments	635	0	0	0	0	0	635	635
Average interest rate	1.25%						1.25%
Federal funds sold (4)	46,216	0	0	0	0	0	46,216	46,216
Average interest rate	0.97%						0.97%
Other earning assets (2)	1,178	0	0	0	0	0	1,178	1,178
Average interest rate	4.70%						4.70%

Total interest-earning assets	$291,505	$57,509	$38,582	$30,945	$86,533	$50,793	$555,867	$556,928
Average interest rate	4.11%	4.31%	6.51%	6.60%	5.47%	6.68%	4.88%

INTEREST BEARING LIABILITIES
NOW	$76,404	$0	$0-	$0	$0	$0	$76,404	$76,404
Average interest rate	0.33%						0.33%
Money market	85,360	0	0	0	0	0	85,360	85,360
Average interest rate	0.93%						0.93%
Savings	40,210	0	0	0	0	0	40,210	40,210
Average interest rate	0.27%						0.27%
CDs $100,000 & over	51,010	7,568	5,970	13,808	3,377	100	81,833	84,151
Average interest rate	2.28%	3.27%	4.04%	4.50%	3.69%	1.00%	2.93%
CDs under $100,000	79,847	13,842	11,546	23,668	7,306	0	136,209	139,831
Average interest rate	2.12%	3.15%	3.85%	4.33%	3.67%		2.84%
Securities sold under
Repurchase agreement	17,465	0	0	0	0	0	17,465	17,465
Average interest rate	0.28%						0.28%
Corporate debenture	10,000	0	0	0	0	0	10,000	10,000
Average interest rate	4.19%						4.19%

Total interest-bearing liabilities	$360,296	$21,410	$17,516	$37,476	$10,683	$100	$447,481	$453,421
Average interest rate	1.24%	3.19%	3.91%	4.40%	3.68%	1.00%	1.76%

Interest sensitivity gap	(68,791)	36,099	21,066	(6,531)	75,850	50,693
Cumulative gap	(68,791)	(32,692)	(11,,626)	(18,157)	57,693	108,386
Cumulative gap to total assets	(11.3%)	(5.4%)	(1.9%)	(3.0%)	9.5%	17.8%
Cumulative gap (RSA/RSL) (5)	0.81	0.91	0.97	0.96	1.13	1.24

(1)	Securities are shown at amortized cost.
(2)	Represents interest earning Federal Reserve stock and Federal Home Loan Bank stock.
(3)	Loans are shown at gross value.
(4)	Includes fed funds sold and money market accounts held at a large regional bank.
(5)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

Primary Sources and Uses of Funds

The primary sources of funds during the year ended December 31, 2004, included an increase in deposits ($145,543,000), net proceeds received from shareholder rights offering ($12,698,000), proceeds from the sale of minority interest in C.S. Processing subsidiary ($120,000), net proceeds received from sale of branches ($829,000), exercise of stock options ($321,000), funds provided by operations ($6,045,000), increase in borrowings from securities sold under agreement to repurchase ($7,162,000), and proceeds from the sale of OREO ($497,000).

The primary uses of funds during the period included an increase in net loans outstanding ($49,498,000), increase in premises and equipment ($5,883,000), increase in investments net of maturities/sales ($97,780,000), payment to shareholders related to CSB acquisition including fractional share payments ($65,000), dividends paid ($933,000) and an increase in federal funds sold and other cash items ($19,056,000).

Capital Resources

Total shareholders’ equity at December 31, 2004 was $57,664,000, or 7.6% of total assets compared to $41,963,000, or 6.9% of total assets at December 31, 2003. The $15,701,000 increase was primarily the result of the following items: net proceeds received from the shareholder rights offering ($12,708,000), plus net income ($4,373,000), plus exercise of stock options ($311,000), less dividends paid ($933,000), less net change of unrealized losses in securities available for sale ($791,000).

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

Selected consolidated capital ratios at December 31, 2004, and 2003 were as follows:

Capital Ratios

(Dollars are in thousands)

	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2004:
Total capital: (to risk weighted assets):	$68,894	14.6%	$47,163	10.0%	$21,731
Tier 1 capital: (to risk weighted assets):	$63,209	13.4%	$28,298	6.0%	$34,911
Tier 1 capital: (to average assets):	$63,209	8.6%	$36,755	5.0%	$26,454

As of December 31, 2003:
Total capital: (to risk weighted assets):	$51,160	12.5%	$40,997	10.0%	$10,163
Tier 1 capital: (to risk weighted assets):	$46,310	11.3%	$24,598	6.0%	$21,712
Tier 1 capital: (to average assets):	$46,310	7.8%	$29,520	5.0%	$16,790

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R in 2003.

The Company has evaluated the impact of applying FIN 46R to existing VIEs in which it has variable interests and has determined that CenterState Bank of Florida Statutory Trust I “the Trust” should be deconsolidated from the Company. This resulted in the Company de-recognizing $10,000,000 in trust preferred securities issued during the 3rd Quarter 2003, and recognizing $10,000,000 in corporate debentures that the Trust had purchased from the Company. In addition, the Company de-recognized $179,000 in deferred loan costs and recognized $179,000 in a investment in the Trust, which is included in prepaid expenses and other assets on the accompanying balance sheet.

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

FASB Statement No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified after the first quarter beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $232 during the balance of 2005, $433 in 2006 and $362 in 2007. The adoption of this Statement is not expected to have a material effect on the financial statements of the Company.

Item 7 A. Quantitative and qualitative disclosures about market risk.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 are set forth in this Form 10-K at page 49.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

(c)	Management’s report on internal control over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations, also referred to as the Treadway Commission. Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers.

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-K as Exhibit 14.1. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Audit Committee Report” and “Section 16(a) Reporting Requirements,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Information About the Board of Directors and Its Committees” under “Proposal One – Election of Directors,” and the sections captioned “Executive Compensation and Benefits,” “Compensation Committee Report,” and “Performance Graph,” in the Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information contained in the section captioned “Directors” and “Management and Principal Stock Ownership” under “Election of Directors,” and under the table captioned “Equity Compensation Plan Information,” in the Proxy Statement, is incorporated herein by reference.

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

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statement of changes in stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))

3.2	-	Bylaws of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	CenterState Banks of Florida, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.2	-	CenterState Banks of Florida, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 25, 2004 )*

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks of Florida, Inc.

23.1	-	Consent of KPMG LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K

Reference is made to the Form 8-K filed by the Company on October 27, 2004 Relating to its third quarter earnings press release

CENTERSTATE BANKS OF FLORIDA, INC. and SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors

Centerstate Banks of Florida, Inc.

    and subsidiaries:

We have audited the accompanying consolidated balance sheets of CenterState Banks of Florida, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks of Florida, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Orlando, Florida

March 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CenterState Banks of Florida, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that CenterState Banks of Florida, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CenterState Banks of Florida, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Orlando, Florida

March 10, 2005

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(in thousands of dollars, except per share data)

	2004	2003
Assets
Cash and due from banks	$27,306	$24,843
Federal funds sold and money market account	62,809	46,216
Investment securities available for sale, at fair value	191,400	95,357

Loans, less allowance for loan losses of $5,685 and $4,850 at December 31, 2004 and 2003, respectively	435,320	409,048
Accrued interest receivable	2,417	2,112
Bank premises and equipment, net	25,669	22,924
Other real estate owned	384	282
Deferred income taxes, net	1,884	1,992
Goodwill	4,675	4,675
Core deposit intangible	551	637
Prepaid expenses and other assets	1,364	810

Total assets	$753,779	$608,896

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$484,558	$420,016
Noninterest bearing	175,072	118,219

Total deposits	659,630	538,235

Securities sold under agreement to repurchase	24,627	17,465
Corporate debenture	10,000	10,000
Amount payable to shareholders	—	65
Accrued interest payable	373	383
Accounts payable and accrued expenses	1,365	785

Total liabilities	695,995	566,933

Minority interest	120	—

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 4,068,713 and 3,369,380 shares issued and outstanding at December 31, 2004 and 2003, respectively	41	34
Additional paid-in capital	39,545	26,500
Retained earnings	18,849	15,409
Accumulated other comprehensive income	(771)	20

Total stockholders’ equity	57,664	41,963
Commitments and contingent liabilities

Total liabilities and stockholders’ equity	$753,779	$608,896

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

(in thousands of dollars, except per share data)

	2004	2003	2002
Interest income:
Loans	$25,434	$23,567	$18,531
Investment securities	2,940	1,584	1,768
Federal funds sold and money market	714	651	749

	29,088	25,802	21,048

Interest expense:
Deposits	7,185	7,315	6,852
Securities sold under agreement to repurchase	193	73	40
Corporate debentures	496	126	—
Other borrowed funds	—	18	—

	7,874	7,532	6,892

Net interest income	21,214	18,270	14,156
Provision for loan losses	1,270	1,243	644

Net interest income after provision for loan losses	19,944	17,027	13,512

Other income:
Service charges on deposit accounts	3,113	2,925	2,405
Other service charges and fees	1,808	1,763	1,234
Gain on sale of branches	1,844	—	—
(Loss) gain on sale of securities	—	(1)	21
Gain on sale of other real estate owned	11	—	—

	6,776	4,687	3,660

Other expenses:
Salaries, wages and employee benefits	10,440	9,055	6,530
Occupancy expense	2,419	2,316	1,747
Depreciation of premises and equipment	1,526	1,505	1,163
Stationary, printing and supplies	456	473	402
Marketing expenses	378	277	193
Data processing expense	864	796	881
Legal, audit and other professional fees	626	512	381
Other expenses	3,071	2,613	2,100

Total other expenses	19,780	17,547	13,397

Income before provision for income taxes	6,940	4,167	3,775
Provision for income taxes	2,567	1,541	1,406

Net income	$4,373	$2,626	$2,369

Earnings per share:
Basic	$1.17	$0.78	$0.84

Diluted	$1.14	$0.77	$0.82

Common shares used in the calculation of earnings per share:
Basic	3,750,158	3,364,824	2,823,213

Diluted	3,828,154	3,428,819	2,878,770

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Comprehensive income
Balances at January 1, 2002	$28	$15,450	$11,719	$520	$27,717
Dividends paid	—	—	(565)	—	(565)
Stock options exercised	—	38	—	—	38
Tax effect of tax deduction in excess of book deduction on options exercised during the year	—	10	—	—	10
Comprehensive income:
Net income	—	—	2,369	—	2,369	$2,369
Unrealized holding loss on available for sale securities, net of deferred income taxes of $129	—	—	—	(198)	(198)	(198)

Total comprehensive income						$2,171

Acquisition of CenterState Bank	6	10,538	—	—	10,544

Balances at December 31, 2002	34	26,036	13,523	322	39,915
Dividends paid	—	—	(740)	—	(740)
Stock options exercised	—	102	—	—	102
Comprehensive income:
Net income	—	—	2,626	—	2,626	$2,626
Unrealized holding loss on available for sale securities, net of deferred income taxes of $174	—	—	—	(302)	(302)	(302)

Total comprehensive income						$2,324

Acquisition of CenterState Bank purchase price adjustment	—	362	—	—	362

Balances at December 31, 2003	$34	$26,500	$15,409	$20	$41,963
Dividends paid	—	—	(933)	—	(933)
Stock options exercised	—	321	—	—	321
Tax effect of tax deduction in excess of book deduction on options exercised during the year	—	33	—	—	33
Comprehensive income:
Net income	—	—	4,373	—	4,373	$4,373
Unrealized holding loss on available for sale securities, net of deferred income taxes of $476	—	—	—	(791)	(791)	(791)

Total comprehensive income						$3,582

Shareholder rights offering (net of cost)	7	12,691	—	—	12,698

Balances at December 31, 2004	$41	$39,545	$18,849	$(771)	$57,664

	2004	2003	2002
Disclosure of reclassification amounts:
Unrealized holding loss arising during the year	$(791)	$(302)	$(211)
Add: reclassified adjustments for gain included in net income, net of income taxes, at December 31, 2004, 2003 and 2002 of $0, $0 and ($8), respectively	—	—	13

Net unrealized loss on securities	$(791)	$(302)	$(198)

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,373	$2,626	$2,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,270	1,243	644
Depreciation of premises and equipment	1,526	1,505	1,163
Amortization of intangibles	(58)	(172)	—
Net amortization/accretion of investment securities	470	631	43
Net deferred loan origination fees	9	44	52
Write down of other real estate owned	29	—	—
Gain on sale of other real estate owned	(11)	—	—
Gain on sale of fixed assets	—	—	(7)
Deferred income taxes	584	(290)	(42)
Realized gain (loss) on sale of available for sale securities	—	1	(21)
Gain on sale of branches	(1,844)	—	—
Tax deduction in excess of book deduction on options exercised	33	—	10
Cash provided by (used in) changes in:
Net change in accrued interest receivable	(377)	(117)	310
Net change in prepaid expenses and other assets	(554)	(467)	361
Net change in accrued interest payable	15	(8)	(16)
Net change in accounts payable and accrued expenses	580	158	(250)

Net cash provided by operating activities	6,045	5,154	4,616

Cash flows from investing activities:
Purchases of investment securities available for sale	(126,110)	(57,944)	(33,228)
Purchases of mortgage backed securities available for sale	(32,783)	(30,162)	(4,074)
Proceeds from callable investment securities available for sale	5,000	15,000	4,155
Proceeds from maturities of investment securities available for sale	44,105	20,000	26,500
Proceeds from pay-downs of mortgage backed securities available for sale	11,779	7,441	2,126
Proceeds from sales of investment securities available for sale	229	999	5,049
Proceeds from maturities of investment securities held to maturity	—	—	1,500
Increase in loans, net of repayments	(49,498)	(80,933)	(39,627)
Purchases of premises and equipment	(5,883)	(4,114)	(2,298)
Proceeds from sale of fixed assets	—	—	82
Proceeds from sale of other real estate owned	497	47	—
Net cash paid in connection with CSB merger	(65)	(2,335)	—
Net cash from acquisition of CSB	—	—	11,561
Net cash from branch sales	829	—	—
Increase in goodwill due to cash payments for fractional shares related to CSB merger	—	(5)	—

Net cash used in investing activities	(151,900)	(132,006)	(28,254)

Cash flows from financing activities:
Net increase in demand and savings deposits	145,543	97,047	70,048
Net increase in securities sold under agreement to repurchase	7,162	7,460	1,791
Issuance of corporate debenture	—	10,000	—
Net change in minority interest	—	—	20
Stock options exercised	321	102	38
Net proceeds of shareholder rights offering	12,698	—	—
Proceeds from sale of minority interest of subsidiary	120	—	—
Dividends paid	(933)	(740)	(565)

Net cash provided by financing activities	164,911	113,869	71,332

Net increase (decrease) in cash and cash equivalents	19,056	(12,983)	47,694
Cash and cash equivalents, at beginning of year	71,059	84,042	36,348

Cash and cash equivalents, at end of year	$90,115	$71,059	$84,042

56	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	2004	2003	2002
Supplemental schedule of noncash activities:
Market value adjustment-investment securities available for sale
Market value adjustment-investment securities	$(1,267)	$(476)	$(327)
Deferred income tax asset	476	174	129

Unrealized loss on investments available for sale	$(791)	$(302)	$(198)

Transfer of loans to other real estate owned	$617	$264	$65

Purchase price adjustment related to CSB acquisition	$—	$362	$—

Cash paid during the year for:
Interest	$7,845	$7,531	$6,811

Income taxes	$2,038	$1,715	$1,506

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

(1)	Nature of Operations and Summary of Significant Accounting Policies

The consolidated financial statements of CenterState Banks of Florida, Inc. (the “Company”) include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company”), its four wholly owned subsidiary banks and an 80% owned subsidiary, C. S. Processing.

The Company, through its subsidiary banks, operates through 25 locations in seven Counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is an 80% owned subsidiary at December 31, 2004, which provides item processing services for the Company’s four subsidiary banks and the minority shareholder bank which owns the remaining 20%.

The following is a description of the basis of presentation and the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Parent Company, its four wholly owned banking subsidiaries (the “Banks”) and its’ majority owned subsidiary, C.S. Processing. The operations of the Company currently consist primarily of the operations of each of the four banks. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

58	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

Loan origination fees and the incremental direct cost of loan origination, are capitalized and recognized in income over the contractual life of the loans. If the loan is prepaid, the remaining unamortized fees and costs are charged or credited to interest income. Amortization ceases for non-accrual loans.

Commitment fees and costs relating to the commitments are deferred until the commitment period has expired or the commitment is exercised. If the commitment is exercised during the commitment period, the commitment fee is recognized over the life of the loan as an adjustment of yield.

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

59	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management believes that the Company complies with the views included in SAB 102.

Regulatory examiners may require the Company to recognize adjustments to the allowance based upon their judgment about the information available to them at the time of their examination.

(f)	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets (3 to 40 years). Leasehold improvements are depreciated over the shorter of their useful lives or the term of the lease. Major renewals and betterments of property are capitalized; maintenance, repairs, and minor renewals and betterments are expensed in the period incurred. Upon retirement or other disposition of the asset, the asset cost and related accumulated depreciation are removed from the accounts, and gains or losses are included in income.

(g)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. For all periods presented, the annual impairment analysis was performed with no impairment noted.

(h)	Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

60	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

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

	December 31,
	2004	2003	2002
Net income, as reported	$4,373	$2,626	$2,369
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(420)	(117)	(76)

Pro forma net income	$3,953	$2,509	$2,293

Basci earnings per share, as reported	$1.17	$0.78	$0.84
Deduct per share stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(0.11)	(0.03)	(0.03)

Pro forma basic earnings per share	$1.06	$0.75	$0.81

Diluted earnings per share, as reported	$1.14	$0.77	$0.82
Deduct per share stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(0.11)	(0.04)	(0.02)

Pro forma diluted earnings per share	$1.03	$0.73	$0.80

(k)	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is the unrealized gain or loss on investment securities available for sale, net of applicable deferred taxes.

61	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

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

(o)	Effect of New Pronouncements

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R during 2003.

62	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

The Company has evaluated the impact of applying FIN 46R to existing VIEs in which it has variable interests and has determined that CenterState Bank of Florida Statutory Trust I “the Trust” should be deconsolidated from the Company. This resulted in the Company de-recognizing $10,000 in trust preferred securities issued during the 3rd Quarter 2003, recognizing $10,000 in corporate debentures that the Trust had purchased from the Company. In addition, the Company de-recognized $179 in deferred loan costs and recognized $179 in a investment in the Trust, which is included in prepaid expenses and other assets on the accompanying balance sheet.

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

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004. The adoption of this Statement did not have a material effect on the financial statements of the Company.

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

FASB Statement No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified after the first quarter beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $232 during the balance of 2005, $433 in 2006 and $362 in 2007. The adoption of this Statement is not expected to have a material effect on the financial statements of the Company.

63	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

(2)	Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale at December 31, 2004 and 2003, are as follows:

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$121,438	$—	$(629)	$120,809
Obligations of U.S. government agencies	21,826	1	(110)	21,717
Mortgage backed securities	47,250	8	(506)	46,752
Municipal securities	635	––	—	635
Federal Home Loan Bank stock	413	––	—	413
Federal Reserve Bank stock	674	––	—	674
Other investments	400	––	—	400

	$192,636	$9	$(1,245)	$191,400

	December 31, 2003
	Amortized cost	Gross Unrealized Gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$58,752	$146	$(7)	$58,891
Obligations of U.S. government agencies	7,999	14	(25)	7,988
Mortgage backed securities	26,662	48	(145)	26,565
Municipal securities	635	—	—	635
Federal Home Loan Bank stock	612	—	—	612
Federal Reserve Bank stock	566	—	—	566
Other equity investment	100	—	—	100

	$95,326	$208	$(177)	$95,357

64	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Investment securities available for sale
Due in one year or less	$78,678	$78,406
Due after one year through five years	109,042	108,128
Due after five years through fifteen years	3,094	3,044
Due after fifteen years through thirty years	635	635
Federal Home Loan Bank stock	413	413
Federal Reserve Bank stock	674	674
Other equity investment	100	100

	$192,636	$191,400

At December 31, 2004, the Company had $35,827 (estimated fair value) in investment securities pledged to the Treasurer of the State of Florida as collateral on public fund deposits and for other purposes required or permitted by law. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with fair values of $41,188 and $27,939 at December 31, 2004 and 2003, respectively.

Proceeds from sales of investment securities available for sale were $229, $999 and $5,049 for the years ending December 31, 2004, 2003 and 2002, respectively. Gross realized (losses) gains on sales of investment securities available for sale during 2004, 2003 and 2002 were $0, ($1) and $21, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003.

	December 31, 2004
	less than 12 months		12 months or more		Total
	fair value	unrealized losses	fair value	unrealized losses	fair value	unrealized losses
U.S. Treasury securities	$107,351	$577	$8,437	$52	$115,788	$629
Obligations of U.S. government agencies	14,762	79	1,970	31	16,732	110
Mortgage backed securities	28,713	307	10,652	199	39,365	506

Total temporarily impaired securities	$150,826	$963	$21,059	$282	$171,885	$1,245

65	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

	December 31, 2003
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

(3)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2004 and 2003 are:

	December 31,
	2004	2003
Real estate:
Residential	$129,796	$140,826
Commercial	179,846	157,586
Construction	20,032	16,930

Total real estate	329,674	315,342
Commercial	64,984	59,175
Consumer and other loans	46,883	39,908

	441,541	414,425
Less: Deferred loan origination fees, net	536	527

Total loans	441,005	413,898
Less: Allowance for loan losses	5,685	4,850

Total net loans	$435,320	$409,048

66	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

The following is a summary of information regarding nonaccrual loans, impaired loans and other real estate owned at December 31, 2004 and 2003:

	December 31,
	2004	2003
Nonaccrual loans	$890	$1,078

Recorded investment in impaired loans	$1,053	$368

Allowance for loan losses related to impaired loans	$406	$132

Other real estate owned	$384	$282

	Interest income not recognized on nonaccrual loans	Interest Income recognized on impaired loans	Average recorded investment in impaired loans
For years ended December 31:
2004	$40	$48	$1,103
2003	$10	$22	$333
2002	$12	$19	$298

Certain principal stockholders, directors and officers and their related interests were indebted to the Company as summarized below at December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
Balance, beginning of year	$13,230	$11,768	$8,593
Additional new loans	5,297	4,488	7,992
Repayments on outstanding loans	7,490	3,026	4,817

Balance, end of year	$11,037	$13,230	$11,768

All such loans were made in the ordinary course of business. At December 31, 2004, 2003 and 2002, certain principal stockholders, directors and officers of the Company and their related interests had $5,272, $3,864 and $3,839, respectively, available in lines of credit.

67	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002, are as follows:

	December 31,
	2004	2003	2002
Balance, beginning of year	$4,850	$4,055	$3,076
Provision charged to operations	1,270	1,243	644
Loans charged-off	(350)	(534)	(366)
Recoveries of previous charge-offs	45	86	26
Adjustment relating to sale of branches	(130)	—	—
Effect of merger with CenterState Bank	—	—	675

Balance, end of year	$5,685	$4,850	$4,055

(4)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2004 and 2003, is as follows:

	December 31,
	2004	2003
Land	$9,139	$7,710
Land improvements	309	265
Buildings	14,456	11,487
Leasehold improvements	1,139	832
Furniture, fixtures and equipment	8,936	8,714
Construction in progress	143	1,819

	34,122	30,827
Less: Accumulated depreciation	8,453	7,903

	$25,669	$22,924

68	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

(5)	Deposits

A detail of deposits at December 31, 2004 and 2003 is as follows:

	December 31,
	2004	Weighted average interest rate	2003	Weighted average interest rate
Non-interest bearing deposits	$175,072	0.0%	$118,219	0.0%
Interest bearing deposits:
Interest bearing demand deposits	100,496	0.3%	76,404	0.3%
Savings deposits	51,011	0.3%	40,210	0.3%
Money market accounts	119,881	1.2%	85,360	0.9%
Time deposits less than $100,000	126,006	3.0%	136,209	2.8%
Time deposits of $100,000 or greater	87,164	3.0%	81,833	2.9%

	$659,630	1.3%	$538,235	1.4%

The following table presents the amount of certificate accounts at December 31, 2004, maturing during the periods reflected below:

Year	Amount
2005	$101,932
2006	33,384
2007	37,773
2008	18,005
2009	22,076

Total	$213,170

A summary of interest expense on deposits for the years ended December 31, 2004, 2003 and 2002, is as follows:

	December 31,
	2004	2003	2002
Interest-bearing demand deposits	$265	$261	$279
Savings deposits	133	142	231
Money market accounts	1,057	886	870
Time deposits less than $100,000	3,480	3,803	4,066
Time deposits of $100,000 or greater	2,250	2,223	1,406

	$7,185	$7,315	$6,852

The Company had deposits from certain principle shareholders, directors and officers and their related interests of approximately $10,274, and $14,207 at December 31, 2004 and 2003, respectively.

69	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

(6)	Securities sold under agreements to repurchase

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2004 and 2003, the Company had $24,627 and $17,465 in repurchase agreements with weighted average interest rates of 1.56% and 0.28%, respectively. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with fair values of $41,188 and $27,939 at December 31, 2004 and 2003, respectively.

Repurchase agreements averaged $26,110, $15,562 and $4,185 for the years ended December 31, 2004, 2003 and 2002, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $35,167, $24,366 and $11,486, respectively. Total interest expense paid on repurchase agreements for the years ending December 31, 2004, 2003 and 2002, was $193, $73 and $40, respectively.

(7)	Note Payable

During the quarter ended June 30, 2003, the Company entered into an unsecured borrowing facility with a larger regional bank. The facility is a two year $2,400 line of credit with a floating interest rate of LIBOR +1.75%. The facility was paid off during September 2003 using funds from the corporate debenture issued on September 22, 2003 described below.

(8)	Corporate debenture

The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10 million. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debentue (three month LIBOR plus 305 basis points). The rate is subject to change on a quarterly basis. The rate in effect during the quarter ended December 31, 2004 was 5.025%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related loan origination costs of $188 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

The Company used a portion of the $10,000 of capital received to pay down a $2,150 short-term borrowing facility. The Company intends to use the remainder to capitalize the future growth of its subsidiary banks.

70	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

(9)	Income Taxes

The provision for income taxes at December 31, 2004, 2003 and 2002, consists of the following:

	Current	Deferred	Total
December 31, 2004:
Federal	$1,681	$499	$2,180
State	301	86	387

	$1,982	$585	$2,567

December 31, 2003:
Federal	$1,557	$(249)	$1,308
State	274	(41)	233

	$1,831	$(290)	$1,541

December 31, 2002:
Federal	$1,268	$(41)	$1,227
State	186	(7)	179

	$1,454	$(48)	$1,406

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$2,085	$1,732
Deferred loan fees	202	199
Merger cost	50	50
Intangible assets	36	46
Unrealized loss on investment securities available for sale	464	—
Net operating loss carryforward	277	495
Other	—	94

Total deferred tax asset	3,116	2,616

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(630)	(438)
Unrealized gain on investment securities available for sale	—	(12)
Core deposit intangible	(207)	(158)
Like kind exchange	(293)	—
Accretion of discounts on investments	(67)	(16)
Other	(33)	—

Total deferred tax liability	(1,232)	(624)

Net deferred tax asset	$1,884	$1,992

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

December 31, 2004 and 2003

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

A reconciliation between the actual tax expense and the “expected” tax expense (computed by applying the U.S. federal corporate rate of 34 percent to earnings before income taxes) is as follows:

	December 31,
	2004	2003	2002
“Expected” tax expense	$2,360	$1,417	$1,284
Tax exempt interest	(84)	(51)	(28)
State income taxes, net of federal income tax benefits	256	154	118
Merger and other public registration expenses	—	—	(12)
Other, net	35	21	44

	$2,567	$1,541	$1,406

(10)	Rent

The following is a schedule of future minimum annual rentals under the noncancellable operating leases of the Company’s facilities:

Year ending December 31,
2005	$340
2006	321
2007	332
2008	290
2009	252

$1,535

Rent expense for the years ended December 31, 2004, 2003 and 2002, was $335, $304 and $195, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

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

December 31, 2004 and 2003

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

Corporate debenture – Because it reprices quarterly and has no significant change in credit risk, fair value is based on carrying value.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments.

	December 31, 2004
	Carrying Amount	Fair value
Financial assets:
Cash and cash equivalents	$90,115	$90,115
Investment securities available for sale	191,400	191,400
Loans, less allowance for loan losses of $5,685	435,320	434,565

Financial liabilities:
Deposits:
Without stated maturities	$446,460	$446,460
With stated maturities	213,170	219,647
Securities sold under agreement to repurchase	24,627	24,627
Corporate debenture	10,000	10,000

73	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Office of Comptroller of the Currency and the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

74	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2004 and 2003, are presented in the table below.

	Actual		For capital adequacy purposes			To be well Capitalized under Prompt corrective Action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2004:
Total capital (to risk weighted assets)	$68,894	14.6%	$37,730	>	8%	$47,163	>	10%
Tier 1 capital (to risk weighted assets)	63,209	13.4%	18,865	>	4%	28,298	>	6%
Tier 1 capital (to average assets)	63,209	8.6%	29,404	>	4%	36,755	>	5%

December 31, 2003:
Total capital (to risk weighted assets)	$51,160	12.5%	$32,797	>	8%	$40,997	>	10%
Tier 1 capital (to risk weighted assets)	46,310	11.3%	16,399	>	4%	24,598	>	6%
Tier 1 capital (to average assets)	46,310	7.8%	23,616	>	4%	29,520	>	5%

(13)	Dividends

The Company declared and paid cash dividends of $933, $740 and $565 during the years ended December 31, 2004, 2003 and 2002, respectively. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2004 dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $6,419, subject to the Banks meeting or exceeding regulatory capital requirements.

(14)	Stock Option Plans

The Company has authorized 365,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options are granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options become 25% vested immediately as of the grant date and will continue to vest at a rate of 25% on each anniversary date thereafter. At December 31, 2004, there were 87,480 shares available for future grants. In addition to the 1999 Plan, the Company has assumed and converted the stock option plans of the four subsidiary Banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2004, they represented exercisable options on 74,063 shares of the Company’s common stock.

In 2004, the Company’s shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 200,000, which amount shall be increased on December 31 of each calendar year for an amount equal to 6% of the increase in the outstanding shares of common stock from January 1 of each calendar year (from February 27, 2004 for the 2004 calendar year). During July 2004, the Company granted options on 30,607 shares of common stock pursuant to the ESPP. The options vest at the date of grant. The exercise price is $20.31 per share and the options expire on June 30, 2005.

75	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

A summary of the status of the Company’s stock option plans at December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below:

	2004		2003		2002
	Number	Weighted Average Exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Stock Options
Options outstanding, beginning of year	245,086	$14.25	224,657	$13.20	159,036	$11.56
Granted	122,000	$29.98	41,500	$19.25	7,500	$19.62
Exercised	(19,503)	$12.11	(7,421)	$13.85	(7,156)	$5.31
Forfeited	(3,250)	$13.16	(13,650)	$12.38	(5,861)	$7.31
Issued in acquisition of CSB	—	—	—	—	71,138	$14.92

Options outstanding, end of year	344,333	$19.96	245,086	$14.25	224,657	$13.20

Options exerciseable at end of year	232,208	$16.07	185,519	$13.56	160,347	$13.09

Weighted-average fair value of options granted during the year per share	$13.45		$5.59		$5.75

Employee Stock Purchase Plan
Options outstanding, beginning of year	—	—	—	—	—	—
Granted	30,607	$20.31	—	—	—	—
Exercised	(4,203)	$20.31	—	—	—	—

Options outstanding, end of year	26,404	$20.31	—	—	—	—

Options exerciseable at end of year	26,404	$20.31	—	—	—	—

Weighted-average fair value of options granted during the year per share	$4.97		—		—

Under the fair value method, stock option expense is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which when changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Company used the following variables: ten year U.S. government treasury rates for the risk free rate at the date of grant; dividend yield was calculated by dividing the dividend paid during the year of grant by the fair value of the underlying stock as of the grant date; expected volatility was calculated as of the grant date, ranging from approximately 20.3 through 31.5; and an expected life of 10 years.

76	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of exercise prices	Number outstanding at December 31, 2004	Weighted Remaining Contractual Life	Weighted average exercise price	Number exercisable at December 31, 2004	Weighted average exercise price at December 31, 2004
$7.25 - $10.88	11,939	25 months	$8.36	11,939	$8.36
$10.89 - $16.34	163,394	71 months	$13.54	163,394	$13.54
$16.35 - $24.53	59,000	101 months	$19.48	29,375	$19.28
$24.54 - $31.00	110,000	119 months	$31.00	27,500	$31.00

(15)	Employee Benefit Plan

Substantially all of the subsidiary banks employees are covered under the Company’s 401(k) compensation and incentive plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2004, 2003 and 2002, the Company’s contributions to the plan were $470, $378 and $261, respectively, which are included in salary and benefits on the statement of operations.

77	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

(16) Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheet

December 31, 2004 and 2003

	2004	2003
Assets:
Cash and due from banks	$10,602	$4,545
Investment in wholly-owned bank subsidiaries	56,405	47,181
Investments	400	100
Prepaid expenses and other assets	626	327

Total assets	$68,033	$52,153

Liabilities:
Accounts payable and accrued expenses	369	125
Amount payable to shareholders	—	65
Corporate debenture	10,000	10,000

Total liabilities	10,369	10,190

Shareholders’ Equity:
Common stock	41	34
Additional paid-in capital	39,545	26,500
Retained earnings	18,849	15,409
Accumulated other comprehensive (loss) income	(771)	20

Total shareholders’ equity	57,664	41,963

Total liabilities and shareholders’ equity	$68,033	$52,153

Condensed Statements of Operations

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Other income	$8	$—	$8
Interest expense	496	144	—
Operating expenses	1,174	725	631

Loss before equity in net earnings of subsidiaries	(1,662)	(869)	(623)
Equity in net earnings of subsidiaries (net of income tax expense of $3,187, $1,865 and $1,635 at December 31, 2004, 2003 and 2002, respectively)	5,415	3,171	2,763

Net income before income tax benefit	3,753	2,302	2,140
Income tax benefit	(620)	(324)	(229)

Net income	$4,373	$2,626	$2,369

78	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

Condensed Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,373	$2,626	$2,369
Tax deduction in excess of book deduction on options exercised	33	—	10
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(5,415)	(3,171)	(2,763)
Increase (decrease) in payables and accrued expenses	244	(194)	145
(Increase) decrease in other assets	(299)	(240)	39

Net cash flows used in operating activities	(1,064)	(979)	(200)

Cash flows from investing activities:
Merger transaction cost	—	—	(120)
Cash payments for fractional shares	—	(5)	—
Cash payments to CSB shareholders	(65)	(2,335)	—
Purchase of equity investment, available for sale portfolio	—	(100)	—
Purchase of CD investment, available for sale portfolio	(300)	—	—
Investment in subsidiaries	(4,600)	(5,200)	—
Dividend received from subsidiaries	—	3,188	1,155

Net cash flows (used in) provided by investing activities	(4,965)	(4,452)	1,035

Cash flows from financing activities:
Stock options exercised	321	102	38
Dividends paid to shareholders	(933)	(740)	(565)
Corporate debenture	—	10,000	—
Shareholder rights offering (net of cost)	12,698	—	—

Net cash flows provided by (used in) financing activities	12,086	9,362	(527)

Net increase in cash and cash equivalents	6,057	3,931	308
Cash and cash equivalents at beginning of year	4,545	614	306

Cash and cash equivalents at end of year	$10,602	$4,545	$614

79	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

Condensed Statements of Cash Flows - continued

	2004	2003	2002
Supplemental disclosure of noncash activities:
Market value adjustment – investment securities available for sale:
Market value adjustment – investment securities	$(1,267)	$(476)	$(327)
Deferred income tax asset	476	174	129

Unrealized loss on investment securities available for sale, net	$(791)	$(302)	$(198)

Issuance of common stock for net assets of bank subsidiaries	$—	$—	$10,544

Acquisition of CSB purchase price adjustment	$—	$362	$—

(17)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003
Standby letters of credit	$2,573	$1,617
Available lines of credit	78,548	59,188
Unfunded loan commitments – fixed	15,351	6,226
Unfunded loan commitments – variable	12,821	9,556

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

December 31, 2004 and 2003

(18)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus and Polk Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2004, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of Osceola, Orange, Pasco, Hernando, Citrus and Polk Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

(19)	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	2004	2003	2002
Numerator for basic and diluted earnings per share:
Net income	$4,373	$2,626	$2,369

Denominator:
Denominator for basic earnings per share
- weighted-average shares	3,750,158	3,364,824	2,823,213
Effect of dilutive securities:
Employee stock options	77,996	63,995	55,557

Denominator for diluted earnings per share
- adjusted weighted-average shares	3,828,154	3,428,819	2,878,770

Basic earnings per share	$1.17	$0.78	$0.84
Diluted earnings per share	$1.14	$0.77	$0.82

81	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2004 and 2003

(20)	Investment in CenterState Home Loans, LLC

The Company acquired a 49% interest in a newly formed joint venture, CenterState Home Loans, LLC, during 2004 for $34. The entity, located in Orlando, Florida, brokers single family home mortgages for a fee. The Company does not assume any interest rate risk, market risk or credit risk. The entity commenced business on December 1, 2004. The investment is carried on the equity method and included in other assets on the Company’s consolidated balance sheet. Income earned from the joint venture is included in other service charges and fees in the Company’s consolidated statement of operations. Summary combined unaudited financial information for the investee company as of and for the period ending December 31, 2004 follows:

2004
Cash	$92

Total assets	$92

Stockholders’ equity	$92

Total liabilities and stockholders’ equity	$92

Revenues	$65

Net income	$22

82	(Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 10th day of March, 2005.

CenterState BANKS OF FLORIDA, INC.

/s/ E. S. “Ernie” Pinner
E. S. “Ernie” Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 10, 2005.

Signature	Title

/s/ E. S “Ernie” Pinner	Chairman of the Board
E. S. “Ernie” Pinner	President and Chief Executive Officer

/s/ James H. White	Director
James H. White

/s/ James H. Bingham	Director
James H. Bingham

/s/ G. Robert Blanchard, Sr.	Director
James H. Bingham

/s/ Terry W. Donley	Director
Terry W. Donley

/s/ Bryan W. Judge	Director
Bryan W. Judge

83

/s/ Lawrence W. Maxwell	Director
Lawrence W. Maxwell

/s/ G. Tierso Nunez II	Director
G. Tierso Nunez II

/s/ Thomas E. Oakley	Director
Thomas E. Oakley

/s/ J. Thomas Rocker	Director
J. Thomas Rocker

84

CenterState Banks of Florida, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit
21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

85