Form 10-Q
period 2005-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2005-05-05
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Check whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Exchange Act):    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	4,075,184
(class)	Outstanding at March 31, 2005

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of March 31, 2005	As of December 31, 2004
ASSETS
Cash and due from banks	$41,912	$27,306
Federal funds sold and money market account	54,500	62,809
Securities available for sale, at fair value	198,897	191,400

Loans	461,667	441,005
Less allowance for loan losses	(5,941)	(5,685)

Net Loans	455,726	435,320

Premises and equipment, net	26,875	25,669
Accrued interest receivable	2,819	2,417
Other real estate owned	65	384
Deferred income taxes, net	2,075	1,884
Goodwill	4,675	4,675
Core deposit intangible	533	551
Other assets	1,736	1,364

TOTAL ASSETS	$789,813	$753,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$183,111	$175,072
Demand - interest bearing	101,430	100,496
Savings and money market accounts	155,526	170,892
Time deposits	240,439	213,170

Total deposits	680,506	659,630

Securities sold under agreement to repurchase	34,070	24,627
Corporate debenture	10,000	10,000
Other borrowings	4,500	—
Accrued interest payable	452	373
Accrued expenses and other liabilities	2,000	1,365

Total liabilities	731,528	695,995

Minority interest	120	120

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 4,075,184 and 4,068,713 shares issued and outstanding at March 31, 2005 and December 31, 2004 respectively	41	41
Additional paid-in capital	39,675	39,545
Retained earnings	19,867	18,849
Accumulated other comprehensive loss	(1,418)	(771)

Total stockholders’ equity	58,165	57,664

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$789,813	$753,779

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar 31, 2005	Mar 31, 2004
Interest income:
Loans	$7,135	$6,023
Securities available for sale	1,219	538
Federal funds sold and money market account	332	132

	8,686	6,693

Interest expense:
Deposits	2,123	1,648
Securities sold under agreement to repurchase	138	24
Corporate debenture	150	116
Other borrowings	2	—

	2,413	1,788

Net interest income	6,273	4,905
Provision for loan losses	285	435

Net interest income after loan loss provision	5,988	4,470

Other income:
Service charges on deposit accounts	805	786
Commissions from mortgage broker activities	107	176
Loan related fees	72	81
Commissions on sale of mutual funds and annuities	88	34
Rental income	55	25
Other service charges and fees	213	146
Gain on sale of branches	—	1,844
Gain (loss) on sale of other real estate owned	1	(14)

	1,341	3,078

Other expenses:
Salaries, wages and employee benefits	2,908	2,547
Occupancy expense	634	573
Depreciation of premises and equipment	412	365
Stationary, printing and supplies	131	123
Marketing expenses	96	109
Data processing expense	234	207
Legal, auditing and other professional fees	137	114
Bank regulatory related expenses	60	66
Postage and delivery	76	77
ATM related expenses	90	70
Other expenses	543	505

Total other expenses	5,321	4,756

Income before provision for income taxes	2,008	2,792
Provision for income taxes	746	1,039

Net income	$1,262	$1,753

Earnings per share:
Basic	$0.31	$0.52
Diluted	$0.30	$0.51
Common shares used in the calculation of earnings per share:
Basic	4,071,525	3,373,316
Diluted	4,216,408	3,436,736

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net Income	$1,262	$1,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	285	435
Depreciation of premises and equipment	412	365
Amortization of purchase accounting adjustments related to the CSB merger	(5)	(32)
Net amortization/accretion of investments securities	46	141
Net deferred origination fees (cost)	65	(18)
Loss on sale of fixed asset	2	—
(Gain) loss on sale of other real estate owned	(1)	14
Deferred income taxes	200	402
Gain on sale of branches	—	(1,844)
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	(402)	19
Net change in other assets	(372)	(280)
Net change in accrued interest payable	79	(28)
Net change in accrued expenses and other liabilities	635	756

Net cash provided by operating activities	2,206	1,683

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	23,500	10,105
Proceeds from callable investment securities available for sale	—	2,000
Purchases of investment securities available for sale	(16,155)	(24,499)
Purchases of mortgage back securities available for sale	(19,901)	(2,883)
Proceeds from pay-downs of mortgage back securities available for sale	3,975	1,683
Increase in loans, net of repayments	(20,756)	(5,993)
Purchases of premises and equipment	(1,620)	(2,477)
Proceeds from sale of other real estate owned	320	103
Decrease in amounts payable to shareholders	—	(30)
Net cash from sale of branches	—	829

Net cash used in investing activities	(30,637)	(21,162)

Cash flows from financing activities:
Net increase in demand and savings deposits	20,899	31,198
Net increase in securities sold under agreement to repurchase	9,443	11,657
Net increase in other borrowings	4,500	—
Stock options exercised	130	82
Dividends paid	(244)	(203)

Net cash provided by financing activities	34,728	42,734

Net increase in cash and cash equivalents	6,297	23,255
Cash and cash equivalents, beginning of period	90,115	71,059

Cash and cash equivalents, end of period	$96,412	$94,314

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Three months ended March 31,
	2005	2004
Supplemental schedule of noncash transactions:
Fair value adjustment - securities available-for-sale
Fair value adjustments - securities	$(1,038)	$261
Deferred income tax asset (liability)	391	(98)

Unrealized (loss) gain on securities available-for-sale	$(647)	$163

Transfer of loan to other real estate owned	$—	$82

Cash paid during the period for:
Interest	$2,325	$1,832

Income taxes	$20	$—

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

The Company, through its subsidiary banks, operates through 25 locations in seven Counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is an 80% owned subsidiary, which provides item processing services for the Company’s four subsidiary banks and the minority shareholder bank which owns the remaining 20%.

NOTE 2: Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended March 31,
	2005			2004
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$1,262	4,071,525	$0.31	$1,753	3,373,316	$0.52

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	$0	144,883		$0	63,420

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$1,262	4,216,408	$0.30	$1,753	3,436,736	$0.51

NOTE 4: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass the statement of earnings must be displayed as other comprehensive income. The Company’s comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth the Company’s comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended
	Mar 31, 2005	Mar 31, 2004
Net income	$1,262	$1,753

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain arising during the period	(647)	163

Other comprehensive (loss) income, net of tax	(647)	163

Comprehensive income	$615	$1,916

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

	Three month period ending March 31,
	2005	2004
Net income, as reported	$1,262	$1,753
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(74)	$(26)

Pro forma net income	$1,188	$1,727

Basic earnings per share, as reported	$0.31	$0.52
Deduct stock-based employee compensation per share expense determined under fair-value-based method for all awards, net of tax	$(0.02)	$(0.01)

Pro forma basic earnings per share	$0.29	$0.51

Diluted earnings per share, as reported	$0.30	$0.51
Deduct stock-based employee compensation per share expense determined under fair-value-based method for all awards, net of tax	$(0.02)	$(0.01)

Pro forma diluted earnings per share	$0.28	$0.50

NOTE 6: Effect of new pronouncements

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

FASB Statement No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation expense for stock options provided to employees in return for employee service. The expense is measured at the fair value of the options when granted, and is expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified beginning with the next fiscal year beginning after June 15, 2005. Compensation expense will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $433 in 2006 and $362 in 2007 (dollars are in thousands).

On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings.

The FASB will be issuing implementation guidance related to this topic. The adoption of this Statement is not expected to have a material effect on the financial statements of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2005 AND DECEMBER 31, 2004

Overview

Total assets of the Company were $789,813,000 as of March 31, 2005, compared to $753,779,000 at December 31, 2004, an increase of $36,034,000 or 4.8%. This increase was primarily the result of the Company’s internally generated loan growth funded by an increase in deposits.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $54,500,000 at March 31, 2005 (approximately 6.9% of total assets) as compared to $62,809,000 at December 31, 2004 (approximately 8.3% of total assets). Management uses its available-for-sale securities portfolio, as well as its federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding (including other borrowing sources such as securities sold with agreements to repurchase, as discussed later). The loan to deposit ratio increased from 66.9% at December 31, 2004, to 67.8% at March 31, 2005, which is consistent with a decrease in the ratio of federal funds sold and money market accounts, and investment securities relative to total assets outstanding as of December 31, 2004 (33.7%) compared to the comparable ratio at March 31, 2005 (32.1%).

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $198,897,000 at March 31, 2005 (approximately 25% of total assets) compared to $191,400,000 at December 31, 2004 (approximately 25% of total assets). These securities have been recorded at fair value. The Company classifies its securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. Management uses its available-for-sale securities portfolio, as well as its federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Total gross loans were $462,268,000 at March 31, 2005, compared to $441,541,000 at December 31, 2004, an increase of $20,727,000 or 4.7%, during the three month period. During the same period, real estate loans increased by $18,918,000 or 5.7%, commercial loans decreased slightly by $73,000 or 0.1%, and all other loans including consumer loans increased by $1,882,000 or 4%. Total loans net of unearned fees and allowance for loan losses were $455,726,000 at March 31, 2005, compared to $435,320,000 at December 31, 2004, an increase of $20,406,000 or 4.7%.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Mar 31, 2005	Dec 31, 2004
Real estate loans
Residential	$133,589	$129,796
Commercial	188,203	179,846
Construction	26,800	20,032

Total real estate	348,592	329,674

Commercial	64,911	64,984
Other	48,765	46,883

Gross loans	462,268	441,541

Unearned fees/costs	(601)	(536)

Total loans net of unearned fees	461,667	441,005

Allowance for loan losses	(5,941)	(5,685)

Total loans net of unearned fees and allowance for loan losses	$455,726	$435,320

Credit quality and allowance for loan losses

The Company’s allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. At March 31, 2005, the allowance for loan losses was $5,941,000 or 1.29% of total loans outstanding, compared to $5,685,000 or 1.29%, at December 31, 2004.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period end March 31,
	2005	2004
Allowance at beginning of period	$5,685	$4,850
Charge-offs
Commercial loans	(37)	(10)
Real Estate loans	—	(2)
Consumer loans	(22)	(3)

Total charge-offs	(59)	(15)

Recoveries
Commercial loans	22	3
Real Estate loans	1	6
Consumer loans	7	14

Total recoveries	30	23

Net (charge-offs) recoveries	(29)	8
Provision for loan losses	285	435
Adjustment relating to sale of branches	—	(130)

Allowance at end of period	$5,941	$5,163

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Mar 31 2005	Dec 31 2004
Non-accrual loans	$1,120	$890
Accruing loans past due over 90 days	221	7
Other real estate owned	65	384
Repossessed assets other than real estate	21	24

Total non-performing assets	$1,427	$1,305

As a percent of total assets	0.18%	0.17%

Allowance for loan losses	$5,941	$5,685

Allowance for loan losses to non performing loans	416%	436%

Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. As of March 31, 2005, management believes that its allowance for loan losses was adequate. However, management recognizes that many factors can adversely impact various segments of its market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $26,875,000 at March 31, 2005 compared to $25,669,000 at December 31, 2004, an increase of $1,206,000 or 4.7%. The increase was the net result of purchases aggregating $1,620,000 (includes the purchase of land for approximately $1 million for a future branch site in Osceola County), less depreciation of $412,000 and the sale of a piece of equipment with a book value of $2,000.

Deposits

Total deposits were $680,506,000 at March 31, 2005, compared to $659,630,000 at December 31, 2004, an increase of $20,876,000 or 3.2%. During the three month period ended March 31, 2005, demand deposits increased by $8,039,000 (4.6%), NOW deposits increased by $934,000 (0.9%), savings and money market accounts decreased by $15,366,000 (9.0%), and time deposits increased by $27,269,000 (12.8%).

Securities sold under agreement to repurchase

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customer by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $34,070,000 at March 31, 2005 compared to $24,627,000 at December 31, 2004, resulting in an increase of $9,443,000, or 38%.

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

Other borrowings

At March 31, 2005, other borrowings consisted of federal funds purchased. It may also include Federal Home Loan Bank (“FHLB”) short-term advances from time to time. During the quarter FHLB advances were drawn upon, but there were no outstanding FHLB advances at March 31, 2005. Average FHLB advances during the quarter ending March 31, 2005 was less than $50,000.

Stockholders’ equity

Shareholders’ equity at March 31, 2005, was $58,165,000, or 7.4% of total assets, compared to $57,664,000, or 7.6% of total assets at December 31, 2004. The increase in stockholders’ equity was due to year-to-date net income ($1,262,000), and employee stock options exercised ($130,000), less a net decrease in the market value of securities available for sale, net of deferred taxes ($647,000), and dividends paid ($244,000).

The Company paid quarterly dividends of $0.06 per share on March 31, 2005 to shareholders of record as of the close of business on March 15, 2005.

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2005, each of the Company’s four subsidiary banks exceeded the minimum capital levels to be considered “Well Capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2005 and December 31, 2004 are presented in the table below.

	Actual		Well capitalized			Excess
	Amount	Ratio	Amount	Ratio		Amount
March 31, 2005
Total capital (to risk weighted assets)	$70,316	14.1%	$49,998	>	10%	$20,318
Tier 1 capital (to risk weighted assets)	64,375	12.9%	29,999	>	6%	34,376
Tier 1 capital (to average assets)	64,375	8.5%	37,877	>	5%	26,498

December 31, 2004
Total capital (to risk weighted assets)	$68,894	14.6%	$47,163	>	10%	$21,731
Tier 1 capital (to risk weighted assets)	63,209	13.4%	28,298	>	6%	34,911
Tier 1 capital (to average assets)	63,209	8.6%	36,755	>	5%	26,454

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

Overview

Net income for the three months ended March 31, 2005 was $1,262,000 or $0.31 per share basic and $0.30 per share diluted, compared to $1,753,000 or $0.52 per share basic and $0.51 per share diluted for the same period in 2004. Included in last year’s quarterly earnings was a $1,844,000 ($1,150,000 after tax) gain on sale from the sale of two branches. Excluding the gain on sale of branches, last year’s quarterly earnings would be $603,000 or $0.18 per share basic and diluted. A reconciliation between net income and net income excluding the branch sales is presented below.

Reconciliation between net income and pro-forma net income (i.e. excluding branch sales)

Amounts in thousands of dollars, except per share data

Three month period ending:	Mar 31, 2005	Mar 31, 2004
Net income	$1,262	$1,753
Gain on sale of branches, net of tax of $694	—	(1,150)

Pro-forma net income	$1,262	$603

Earnings per share – basic	$0.31	$0.52
Gain on sale of branches, net of tax of $0.21 per share	—	(0.34)

Pro-forma earnings per share - basic	$0.31	$0.18

Earnings per share - diluted	$0.31	$0.51
Gain on sale of branches, net of tax of $0.20 per share	—	(0.33)

Pro-forma earnings per share - diluted	$0.31	$0.18

Net interest income/margin

Net interest income increased $1,368,000 or 28% to $6,273,000 during the three month period ended March 31, 2005 compared to $4,905,000 for the same period in 2004. The $1,368,000 increase was the result of a $1,993,000 increase in interest income less a $625,000 increase in interest expense.

Interest earning assets averaged $701,041,000 during the three month period ended March 31, 2005 as compared to $560,594,000 for the same period in 2004, an increase of $140,447,000, or 25%. The yield on average interest earning assets increased 0.18% to 4.96% during the three month period ended March 31, 2005, compared to 4.78% for the same period in 2004. The combined net effects of the $140,447,000 increase in average interest earning assets and the 0.18% increase in yield on average interest earning assets resulted in the $1,993,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $529,862,000 during the three month period ended March 31, 2005 as compared to $451,935,000 for the same period in 2004, an increase of $77,927,000, or 17%. The cost of average interest bearing liabilities increased 0.24% to 1.82% during the three month period ended March 31, 2005, compared to 1.58% for the same period in 2004. The combined net effects of the $77,927,000 increase in average interest bearing liabilities and the 0.24% increase in cost on average interest bearing liabilities resulted in the $625,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2005 and 2004 (in thousands of dollars).

	Three months ended March 31,
	2005			2004
	Average Balance	Interest Inc /Exp	Average Rate	Average Balance	Interest Inc /Exp	Average Rate
Loans (1) (2) (3)	$450,505	$7,135	6.34%	$405,365	$6,023	5.94%
Securities (4)	250,536	1,551	2.48%	155,229	670	1.73%

Total earning assets	701,041	8,686	4.96%	560,594	6,693	4.78%

Allowance for loan losses	(5,795)			(4,994)
All other assets	67,511			60,594

Total assets	$762,757			$616,194

Deposits (5)	489,317	2,123	1.74%	418,273	1,648	1.58%
Borrowings (6)	30,545	140	1.83%	23,662	24	0.41%
Corporate debenture (7)	10,000	150	6.00%	10,000	116	4.64%

Total interest bearing liabilities	529,862	2,413	1.82%	451,935	1,788	1.58%

Demand deposits	172,696			119,437
Other liabilities	1,984			1,641
Minority shareholder interest	120			—
Shareholders’ equity	58,095			43,181

Total liabilities and shareholders’ equity	$762,757			$616,194

Net interest spread (8)			3.14%			3.20%

Net interest income		$6,273			$4,905

Net interest margin (9)			3.58%			3.50%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes net loan fee (cost) recognition of $65,000 and ($18,000) for the three month periods ended March 31, 2005 and 2004.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.
Note 7:	Includes amortization of origination costs of $9,000 for the three month periods ended March 31, 2005 and 2004.
Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $285,000 for the three month period ended March 31, 2005 compared to $435,000 for the same period in 2004.

Non-interest income

Non-interest income for the three months ended March 31, 2005 was $1,341,000 compared to $3,078,000 for the comparable period in 2004. The most significant item to consider when comparing these two periods is the $1,844,000 gain on sale of branches which occurred during, and included in, the first quarter of 2004. Non-interest income for the first quarter of 2004 ($3,078,000) less the gain on sale of branches ($1,844,000) equals $1,234,000, which, when compared to the first quarter of 2005 ($1,341,000), results in a quarter to quarter increase of $107,000, or 8.7%. This increase was the result of the following components listed in the table below:

Three month period ending: (in thousands of dollars)	Mar 31, 2005	Mar 31, 2004	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$805	$786	$19	2.4%
Commissions from mortgage broker activities	107	176	(69)	-39.2%
Loan related fees	72	81	(9)	-11.1%
Commissions from sale of mutual funds and annuities	88	34	54	158.8%
Rental income	55	25	30	120.0%
Other service charges and fees	213	146	67	45.9%
Gain (loss) on sale of other real estate owned	1	(14)	15	-107.1%

Sub-total	$1,341	$1,234	$107	8.7%
Gain on sale of branches	—	1,844	(1,844)	n/a

Total non-interest income	$1,341	$3,078	$(1,737)	-56.4%

Non-interest expense

Non-interest expense for the three months ended March 31, 2005 increased $565,000, or 11.9%, to $5,321,000, compared to $4,756,000 for the same period in 2004. This increase was the result of the following components listed in the table below.

Three month period ending: (in thousands of dollars)	Mar 31, 2005	Mar 31, 2004	$ increase (decrease)	% increase (decrease)
Salaries, wages and employee benefits	$2,908	$2,547	$361	14.2%
Occupancy expense	634	573	61	10.6%
Depreciation of premises and equipment	412	365	47	12.9%
Stationary, printing and supplies	131	123	8	6.5%
Marketing expenses	96	109	(13)	-11.9%
Data processing expense	234	207	27	13.0%
Legal, auditing and other professional fees	137	114	23	20.2%
Bank regulatory related expenses	60	66	(6)	-9.1%
Postage and delivery	76	77	(1)	-1.3%
ATM related expenses	90	70	20	28.6%
Other expenses	543	505	38	7.5%

Total non-interest expense	$5,321	$4,756	$565	11.9%

Management believes the increase in non-interest expense results from the cost of growing the Company’s business period to period. Management also notes that non-interest expense (annualized) as a percentage of total average assets was 2.79% for the three months ended March 31, 2005, compared to 3.09% for the same period in 2004, a decrease of 0.30%.

Provision for income taxes

The income tax provision for the three months ended March 31, 2005 was $746,000 (an effective rate of 37.2%) compared to $1,039,000 (an effective rate of 37.2%) for the same period in 2004.

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

Short term sources of funding and liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; loan repayments; deposits and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. In addition to interest rate-sensitive deposits, the primary demand for liquidity is anticipated funding under credit commitments to customers. The Company does not use off balance sheet financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

Interest rate risk is the most significant market risk impacting the Company. Each subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2004 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2004. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2005. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds and Issuer purchases of Securities

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

(b) Reports on Form 8-K

On January 28, 2005, a Form 8-K was furnished reporting under Item 12, “Results of Operations and Financial Condition,” the Company’s earnings for the year ending December 31, 2004 and declaration of dividend for first quarter 2005.

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: May 5, 2005	By:	/s/ ERNEST S. PINNER
Ernest S. Pinner
President and Chief Executive Officer

Date: May 5, 2005	By:	/s/ JAMES J. ANTAL
James J. Antal
Senior Vice President
and Chief Financial Officer