Form 10-Q
period 2005-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2005-08-05
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Exchange Act):    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	5,096,987
(class)	Outstanding at June 30, 2005

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of June 30, 2005	As of December 31, 2004
ASSETS
Cash and due from banks	$42,727	$27,306
Federal funds sold and money market account	70,229	62,809
Securities available for sale, at fair value	197,010	191,400

Loans	487,468	441,005
Less allowance for loan losses	(6,169)	(5,685)

Net Loans	481,299	435,320

Premises and equipment, net	27,639	25,669
Accrued interest receivable	2,820	2,417
Other real estate owned	65	384
Deferred income taxes, net	2,217	1,884
Goodwill	4,675	4,675
Core deposit intangible	515	551
Other assets	846	1,364

TOTAL ASSETS	$830,042	$753,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$198,089	$175,072
Demand - interest bearing	99,685	100,496
Savings and money market accounts	157,043	170,892
Time deposits	231,736	213,170

Total deposits	686,553	659,630

Securities sold under agreement to repurchase	40,598	24,627
Corporate debenture	10,000	10,000
Accrued interest payable	480	373
Accrued expenses and other liabilities	1,848	1,365

Total liabilities	739,479	695,995

Minority interest	120	120

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 5,096,987 and 4,068,713 shares issued and outstanding at June 30, 2005 and December 31, 2004 respectively	51	41
Additional paid-in capital	70,364	39,545
Retained earnings	21,053	18,849
Accumulated other comprehensive loss	(1,025)	(771)

Total stockholders’ equity	90,443	57,664

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$830,042	$753,779

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest income:
Loans	$7,827	$6,130	$14,962	$12,153
Securities available for sale	1,371	631	2,590	1,169
Federal funds sold and money market account	363	110	695	242

	9,561	6,871	18,247	13,564

Interest expense:
Deposits	2,350	1,625	4,473	3,273
Securities sold under agreement to repurchase	220	34	358	58
Corporate debenture	166	115	316	231
Other borrowings	8	—	10	—

	2,744	1,774	5,157	3,562

Net interest income	6,817	5,097	13,090	10,002

Provision for loan losses	255	240	540	675

Net interest income after loan loss provision	6,562	4,857	12,550	9,327

Other income:
Service charges on deposit accounts	775	754	1,580	1,540
Commissions from mortgage broker activities	160	178	267	354
Loan related fees	69	60	141	141
Commissions on sale of mutual funds and annuities	68	76	156	110
Rental income	49	27	104	52
Other service charges and fees	189	143	402	289
Gain on sale of branches	—	—	—	1,844
Gain (loss) on sale of other real estate owned	—	9	1	(5)

	1,310	1,247	2,651	4,325

Other expenses:
Salaries, wages and employee benefits	3,086	2,569	5,994	5,116
Occupancy expense	689	575	1,323	1,148
Depreciation of premises and equipment	400	368	812	733
Stationary, printing and supplies	122	121	253	244
Marketing expenses	115	80	211	189
Data processing expense	241	210	475	417
Legal, auditing and other professional fees	127	126	264	240
Bank regulatory related expenses	83	67	143	133
Postage and delivery	68	76	144	153
ATM related expenses	92	73	182	143
Other expenses	560	559	1,103	1,064

Total other expenses	5,583	4,824	10,904	9,580

Income before provision for income taxes	2,289	1,280	4,297	4,072
Provision for income taxes	857	472	1,603	1,511

Net income	$1,432	$808	$2,694	$2,561

Earnings per share:
Basic	$0.35	$0.23	$0.66	$0.75
Diluted	$0.33	$0.23	$0.63	$0.73
Common shares used in the calculation of earnings per share:
Basic	4,149,856	3,498,069	4,110,907	3,435,693
Diluted	4,279,978	3,587,016	4,248,552	3,513,558

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net Income	$2,694	$2,561
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	540	675
Depreciation of premises and equipment	812	733
Amortization of purchase accounting adjustments related to the CSB merger	(10)	(48)
Net amortization/accretion of investments securities	152	296
Net deferred origination fees	164	19
Loss on sale of fixed asset	2	—
(Gain) loss on sale of other real estate owned	(1)	5
Deferred income taxes	(180)	441
Gain on sale of branches	—	(1,844)
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	(403)	(105)
Net change in other assets	518	(200)
Net change in accrued interest payable	107	(28)
Net change in accrued expenses and other liabilities	483	436

Net cash provided by operating activities	4,878	2,941

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	45,000	14,105
Proceeds from callable investment securities available for sale	—	3,000
Purchases of investment securities available for sale	(23,213)	(67,917)
Purchases of mortgage back securities available for sale	(38,476)	(11,943)
Proceeds from pay-downs of mortgage back securities available for sale	10,520	5,254
Increase in loans, net of repayments	(46,683)	(31,572)
Purchases of premises and equipment	(2,784)	(4,250)
Proceeds from sale of other real estate owned	320	297
Decrease in amounts payable to shareholders	—	(65)
Net cash from sale of branches	—	829

Net cash used in investing activities	(55,316)	(92,262)

Cash flows from financing activities:
Net increase in demand and savings deposits	26,969	66,025
Net increase in securities sold under agreement to repurchase	15,971	10,943
Stock options exercised	554	100
Net proceeds of shareholder rights offering	—	12,708
Net proceeds of public stock offering	30,275	—
Proceeds from sale of minority interest of subsidiary	—	120
Dividends paid	(490)	(446)

Net cash provided by financing activities	73,279	89,450

Net increase in cash and cash equivalents	22,841	129
Cash and cash equivalents, beginning of period	90,115	71,059

Cash and cash equivalents, end of period	$112,956	$71,188

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Six months ended June 30,
	2005	2004
Supplemental schedule of noncash transactions:
Fair value adjustment - securities available-for-sale
Fair value adjustments - securities	$(407)	$(1,301)
Deferred income tax asset	153	487

Unrealized loss on securities available-for-sale	$(254)	$(814)

Transfer of loan to other real estate owned	$—	$297

Cash paid during the period for:
Interest	$5,032	$3,595

Income taxes	$1,598	$1,278

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Holding company and subsidiaries background information

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company”), and our four wholly owned subsidiary banks and an 80% owned subsidiary, C. S. Processing.

Our four subsidiary banks operate through 25 locations in seven Counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is an 80% owned subsidiary, which provides item processing services for our four subsidiary banks and the minority shareholder bank which owns the remaining 20%.

On June 27, 2005, we announced our plan to unite two of our four subsidiary banks, First National Bank of Polk County and CenterState Bank of Florida, commencing in January 2006, subject to regulatory approvals. Both banks operate in Polk County, Florida. The two banks were geographically close and their market overlaps continue to grow. The proximity of the two banks led to some confusion with customers and operating inefficiencies. We expect any redundancy and over staffing to cure itself through attrition and Company wide growth. The combined bank will be known as CenterState Bank, and will have twelve banking locations, all in Polk County, Florida.

NOTE 2: Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

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

		For the three months ended June 30,
	2005			2004
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$1,432	4,149,856	$0.35	$808	3,498,069	$0.23

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	—	130,122	(0.02)	—	88,947	—

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$1,432	4,279,978	$0.33	$808	3,587,016	$0.23

		For the six months ended June 30,
	2005			2004
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$2,694	4,110,907	$0.66	$2,561	3,435,693	$0.75

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	—	137,645	(0.03)	—	77,865	(0.02)

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$2,694	4,248,552	$0.63	$2,561	3,513,558	$0.73

NOTE 4: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Six months ended
	Jun 30, 2005	Jun 30, 2004	Jun 30, 2005	Jun 30, 2004
Net income	$1,432	$808	$2,694	$2,561

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period	393	(977)	(254)	(814)

Other comprehensive income (loss), net of tax	393	(977)	(254)	(814)

Comprehensive income (loss)	$1,825	$(169)	$2,440	$1,747

NOTE 5: Compensation programs

Substantially all of our employees are covered under our employee benefit plans. The expenses of providing these benefit plans are charged to income in the period the expenses are incurred. In addition, certain directors and key employees are covered under the Company’s stock option plans.

We apply Accounting Principle Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for our stock-based compensation plan been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123R (see note 6 below), our net income would have been reduced to the pro forma amounts indicated below (amounts are in thousands of dollars except for per share data):

	Three month period ending June 30,		Six month period ending June 30,
	2005	2004	2005	2004
Net income, as reported	$1,432	$808	$2,694	$2,561
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(115)	$(31)	$(188)	$(58)

Pro forma net income	$1,317	$777	$2,506	$2,503

Basic earnings per share, as reported	$0.35	$0.23	$0.66	$0.75
Deduct stock-based employee compensation per share expense determined under fair-value-based method for all awards, net of tax	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Pro forma basic earnings per share	$0.32	$0.22	$0.61	$0.73

Diluted earnings per share, as reported	$0.33	$0.23	$0.63	$0.73
Deduct stock-based employee compensation per share expense determined under fair-value-based method for all awards, net of tax	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Pro forma diluted earnings per share	$0.31	$0.22	$0.59	$0.71

NOTE 6: Effect of new pronouncements

In March 2004, the SEC issued SAB No. 105, Application of Accounting Principles to Loan Commitments. This staff accounting bulletin summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. In particular, this bulletin clarifies whether the entity can consider the expected future cash flows related to the associated servicing of the loan and adds additional disclosures to the annual consolidated financial statements. The adoption of this bulletin did not have a material effect on our consolidated financial statements.

FASB Statement No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation expense for stock options provided to employees in return for employee service. The expense is measured at the fair value of the options when granted, and is expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified beginning with the next fiscal year beginning after June 15, 2005. Compensation expense will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and thus cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $433 in 2006 and $362 in 2007 (dollars are in thousands).

On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The FASB will be issuing implementation guidance related to this topic. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Secondary public offering

On June 20, 2005, we entered into a Purchase Agreement with Keefe, Bruyette & Woods, Inc., as representative of several underwriters named in the Purchase Agreement. Pursuant to the Purchase Agreement, we agreed to sell an aggregate of 1,000,000 shares of our common stock to the underwriters at a purchase price of $32.50 per share less an underwriting discount of $1.95 per share, resulting in net proceeds to us, before expenses, of $30,550,000. On June 24, 2005, we closed the sale of 1,000,000 shares of common stock at the price set forth above. As of June 30, 2005, we have accrued $275,000 for estimated expenses relating to the transaction, reflecting net proceeds of $30,275,000 after underwriters discount and estimated offering expenses.

In addition, the underwriters were granted the option, for a period of thirty days, to purchase up to 150,000 additional shares of common stock, from us, at the same purchase price described above, to cover over-allotments, if any. On July 15, 2005, we closed the sale of 150,000 shares of common stock which were subject to the over-allotment option granted to the underwriters at the price set forth above.

Plan to unite two subsidiary banks

On June 27, 2005, we announced our plan to unite two of our four subsidiary banks, First National Bank of Polk County and CenterState Bank of Florida, commencing in January 2006, subject to regulatory approvals. Both banks operate in Polk County, Florida. The two banks were geographically close and their market overlaps continue to grow. The proximity of the two banks led to some confusion with customers and operating inefficiencies. We expect any redundancy and over staffing to cure itself through attrition and Company wide growth. The combined bank will be known as CenterState Bank, and will have twelve banking locations, all in Polk County, Florida.

We have no plans to combine any of our remaining banks. CenterState Bank West Florida operates through seven locations in Pasco, Citrus, Hernando and Sumter Counties. First National Bank of Osceola County operates through six locations in Osceola and Orange Counties.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2005 AND DECEMBER 31, 2004

Overview

Total assets were $830,042,000 as of June 30, 2005, compared to $753,779,000 at December 31, 2004, an increase of $76,263,000 or 10%. Approximately $30,275,000, or 4%, of this increase was due to the net proceeds from the public offering discussed above. The remaining $45,988,000, or 6%, of this increase, was primarily the result of our internally generated loan growth and investment growth funded by an increase in deposits and retail repurchase agreements.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $70,229,000 at June 30, 2005 (approximately 8.5% of total assets) as compared to $62,809,000 at December 31, 2004 (approximately 8.3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding (including other borrowing sources such as securities sold with agreements to repurchase, as discussed later). The loan to deposit (including securities sold with agreements to repurchase) ratio increased from 64.5% at December 31, 2004, to 67.0% at June 30, 2005, which is consistent with a decrease in the ratio of federal funds sold and money market accounts, and investment securities relative to total assets outstanding as of December 31, 2004 (33.7%) compared to the comparable ratio at June 30, 2005 (32.2%).

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $197,010,000 at June 30, 2004 (approximately 24% of total assets) compared to $191,400,000 at December 31, 2004 (approximately 25% of total assets), an increase of $5,610,000 or 3%. These securities have been recorded at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Total gross loans were $488,168,000 at June 30, 2005, compared to $441,541,000 at December 31, 2004, an increase of $46,627,000 or 10.6%. During the same period, real estate loans increased by $42,109,000 or 12.8%, commercial loans increased by $521,000 or 0.8%, and all other loans including consumer loans increased by $3,997,000 or 8.5%. Total loans net of unearned fees and allowance for loan losses were $481,299,000 at June 30, 2005, compared to $435,320,000 at December 31, 2004, an increase of $45,979,000 or 10.5%.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	June 30, 2005	Dec 31, 2004
Real estate loans
Residential	$139,226	$129,796
Commercial	201,650	179,846
Construction	30,907	20,032

Total real estate	371,783	329,674

Commercial	65,505	64,984
Other	50,880	46,883

Gross loans	488,168	441,541

Unearned fees/costs	(700)	(536)

Total loans net of unearned fees	487,468	441,005

Allowance for loan losses	(6,169)	(5,685)

Total loans net of unearned fees and allowance for loan losses	$481,299	$435,320

Credit quality and allowance for loan losses

The allowance for loan losses represents our estimate of an amount adequate to provide for probable losses within the existing loan portfolio. Loans are charged against the allowance when we believe collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience, the volume and type of lending conducted, the amount of nonperforming loans, general economic conditions, particularly as they relate to the specific market areas, and other factors related to the collectibility of the loan portfolio. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. At June 30, 2005, the allowance for loan losses was $6,169,000 or 1.27% of total loans outstanding, compared to $5,685,000 or 1.29%, at December 31, 2004.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Six month period end June 30,
	2005	2004
Allowance at beginning of period	$5,685	$4,850
Charge-offs
Commercial loans	(37)	(12)
Real estate loans	—	(19)
Consumer loans	(67)	(42)

Total charge-offs	(104)	(73)

Recoveries
Commercial loans	38	4
Real estate loans	2	1
Consumer loans	8	20

Total recoveries	48	25

Net charge-offs	(56)	(48)
Provision for loan losses	540	675
Adjustment relating to sale of branches	—	(130)

Allowance at end of period	$6,169	$5,347

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	June 30 2005	Dec 31 2004
Non-accrual loans	$735	$890
Accruing loans past due over 90 days	136	7
Other real estate owned	65	384
Repossessed assets other than real estate	5	24

Total non-performing assets	$941	$1,305

As a percent of total assets	0.11%	0.17%

Allowance for loan losses	$6,169	$5,685

Allowance for loan losses to non-performing assets	656%	436%

We are continually analyzing our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of June 30, 2005, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $27,639,000 at June 30, 2005 compared to $25,669,000 at December 31, 2004, an increase of $1,970,000 or 7.7%. The increase was the result of purchases aggregating $2,784,000, less the sale of a piece of equipment with a book value of $2,000, less depreciation of $812,000. The purchases include land in Osceola County for a future branch site (approximately $1,000,000), construction cost for a new two story branch building in Lake Wales, Polk County (approximately $1,000,000 through June 30, 2005), construction cost for a building addition to the main office of our CenterState West FL bank in Pasco County (approximately $300,000 through June 30, 2005), and the remaining amount (approximately $484,000) relates to furniture, fixtures and equipment purchases during the six month period ended June 30, 2005.

Deposits

Total deposits were $686,553,000 at June 30, 2005, compared to $659,630,000 at December 31, 2004, an increase of $26,923,000 or 4.1%. During the six month period ended June 30, 2005, demand deposits increased by $23,017,000 (13.1%), NOW deposits decreased by $811,000 (0.8%), savings and money market accounts decreased by $13,849,000 (8.1%), and time deposits increased by $18,566,000 (8.7%).

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $40,598,000 at June 30, 2005 compared to $24,627,000 at December 31, 2004, resulting in an increase of $15,971,000, or 65%.

Corporate debenture

The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. Related loan origination costs of $188,000 were capitalized and are being amortized to interest expense over a five year period ending September 2008. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines, and the remainder as Tier 2 capital for federal regulatory purposes.

Stockholders’ equity

Shareholders’ equity at June 30, 2005, was $90,443,000, or 10.9% of total assets, compared to $57,664,000, or 7.6% of total assets at December 31, 2004. The increase in stockholders’ equity was due to the issuance of 1,000,000 of our common shares pursuant to our public stock offering, which closed on June 24 ($30,275,000), year-to-date net income ($2,694,000), and employee stock options exercised ($554,000), less a net decrease in the market value of securities available for sale, net of deferred taxes ($254,000), less dividends paid ($490,000).

We paid a dividend of $0.06 per share on March 31, 2005 and June 30, 2005 to shareholders of record as of the close of business on March 15, 2005 and June 15, 2005, respectively.

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2005, each of the Company’s four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2005 and December 31, 2004 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2005
Total capital (to risk weighted assets)	$92,447	17.4%	$53,106	> 10%	$39,341
Tier 1 capital (to risk weighted assets)	86,278	16.2%	31,863	> 6%	54,415
Tier 1 capital (to average assets)	86,278	11.0%	39,250	> 5%	47,028

December 31, 2004
Total capital (to risk weighted assets)	$68,894	14.6%	$47,163	> 10%	$21,731
Tier 1 capital (to risk weighted assets)	63,209	13.4%	28,298	> 6%	34,911
Tier 1 capital (to average assets)	63,209	8.6%	36,755	> 5%	26,454

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Overview

Net income for the three months ended June 30, 2005 was $1,432,000 or $0.35 per share basic and $0.33 per share diluted, compared to $808,000 or $0.23 per share basic and diluted for the same period in 2004.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended June 30, 2005 was 9.25% and 0.72%, respectively, as compared to 6.77% and 0.50%, respectively, for the same period in 2004.

Net interest income/margin

Net interest income increased $1,720,000 or 34% to $6,817,000 during the three month period ended June 30, 2005 compared to $5,097,000 for the same period in 2004. The $1,720,000 increase was the result of a $2,690,000 increase in interest income less a $970,000 increase in interest expense.

Interest earning assets averaged $726,732,000 during the three month period ended June 30, 2005 as compared to $593,840,000 for the same period in 2004, an increase of $132,892,000, or 22%. The yield on average interest earning assets increased 0.63% to 5.26% during the three month period ended June 30, 2005, compared to 4.63% for the same period in 2004. The combined effects of the $132,892,000 increase in average interest earning assets and the 0.63% increase in yield on average interest earning assets resulted in the $2,690,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $547,063,000 during the three month period ended June 30, 2005 as compared to $465,783,000 for the same period in 2004, an increase of $81,280,000, or 17%. The cost of average interest bearing liabilities increased 0.49% to 2.01% during the three month period ended June 30, 2005, compared to 1.52% for the same period in 2004. The combined effects of the $81,280,000 increase in average interest bearing liabilities and the 0.49% increase in cost on average interest bearing liabilities resulted in the $970,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2005 and 2004 (in thousands of dollars).

	Three months ended June 30,
	2005			2004
	Average Balance	Interest Inc /Exp	Average Rate	Average Balance	Interest Inc /Exp	Average Rate
Loans (1) (2) (3)	$474,937	$7,827	6.59%	$412,088	$6,130	5.95%
Securities (4)	251,795	1,734	2.75%	181,752	741	1.63%

Total earning assets	726,732	9,561	5.26%	593,840	6,871	4.63%

Allowance for loan losses	(6,040)			(5,249)
All other assets	69,499			57,821

Total assets	$790,191			$646,412

Deposits (5)	497,829	2,350	1.89%	424,644	1,625	1.53%
Borrowings (6)	39,234	228	2.32%	31,139	34	0.44%
Corporate debenture (7)	10,000	166	6.64%	10,000	115	4.60%
Total interest bearing

Liabilities	547,063	2,744	2.01%	465,783	1,774	1.52%

Demand deposits	179,339			131,259
Other liabilities	1,738			1,579
Minority shareholder interest	120			80
Shareholders’ equity	61,931			47,711

Total liabilities and shareholders’ equity	$790,191			$646,412

Net interest spread (8)			3.25%			3.11%

Net interest income		$6,817			$5,097

Net interest margin (9)			3.75%			3.43%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $43,000 and $44,000 for the three month periods ended June 30, 2005 and 2004.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.
Note 7:	Includes amortization of origination costs of $9,000 for the three month periods ended June 30, 2005 and 2004.
Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $255,000 for the three month period ended June 30, 2005 compared to $240,000 for the same period in 2004.

Non-interest income

Non-interest income for the three months ended June 30, 2005 was $1,310,000 compared to $1,247,000 for the comparable period in 2004. This increase was the result of the following components listed in the table below:

Three month period ending: (in thousands of dollars)	June 30, 2005	June 30, 2004	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$775	$754	$21	2.8%
Commissions from mortgage broker activities	160	178	(18)	(10.1)%
Loan related fees	69	60	9	15.0%
Commissions from sale of mutual funds and annuities	68	76	(8)	(10.5)%
Rental income	49	27	22	81.5%
Other service charges and fees	189	143	46	32.2%
Gain (loss) on sale of other real estate owned	—	9	(9)	(100.0)%

Total non-interest income	$1,310	$1,247	$63	5.1%

Non-interest expense

Non-interest expense for the three months ended June 30, 2005 increased $759,000, or 15.7%, to $5,583,000, compared to $4,824,000 for the same period in 2004. Most of this increase was in salaries, wages and employee benefits and occupancy expenses, which is primarily the result of a new branch we opened in April of 2004 and another one we opened in June 2004. These, as well as other components of non-interest expense are listed in the table below.

Three month period ending: (in thousands of dollars)	June 30, 2005	June 30, 2004	$ increase (decrease)	% increase (decrease)
Salaries, wages and employee benefits	$3,086	$2,569	$517	20.1%
Occupancy expense	689	575	114	19.8%
Depreciation of premises and equipment	400	368	32	8.7%
Stationary, printing and supplies	122	121	1	0.8%
Marketing expenses	115	80	35	43.8%
Data processing expense	241	210	31	14.8%
Legal, auditing and other professional fees	127	126	1	0.8%
Bank regulatory related expenses	83	67	16	23.9%
Postage and delivery	68	76	(8)	(10.5)%
ATM related expenses	92	73	19	26.0%
Other expenses	560	559	1	0.2%
Total non-interest expense	$5,583	$4,824	$759	15.7%

Provision for income taxes

The income tax provision for the three months ended June 30, 2005 was $857,000 (an effective rate of 36.4%) compared to $472,000 (an effective rate of 36.9%) for the same period in 2004.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Overview

Net income for the six months ended June 30, 2005 was $2,694,000 or $0.66 per share basic and $0.63 per share diluted, compared to $2,561,000 or $0.75 per share basic and $0.73 per share diluted for the same period in 2004. During February 2004 we sold two of our branches and recognized a gain on sale of approximately $1,844,000 ($1,150,000 net of income taxes of $694,000). Net income for the six month period ending June 30, 2004, exclusive of the gain from the sale of these branches, was $1,411,000 or $0.41 per share basic and $0.40 per share diluted.

We believe a comparison of net income exclusive of the branch sales (“pro-forma net income”) is useful to the investor. A reconciliation of net income with and without the sale of our branches is presented below.

Reconciliation between net income and net income exclusive of branch sales (i.e. pro-forma net income) amounts are in thousands of dollars, except per share data			per share basic		per share diluted
six months ended June 30,	2005	2004	2005	2004	2005	2004
Net income	$2,694	$2,561	$0.66	$0.75	$0.63	$0.73
Gain on sale of branches, net of tax of $694	—	(1,150)	—	(0.34)	—	(0.33)

Pro-forma net income	$2,694	$1,411	$0.66	$0.41	$0.63	$0.40

ROE and ROA, calculated on an annualized basis, for the six month period ended June 30, 2005 was 8.98% and 0.69%, respectively, as compared to 11.27% and 0.81% (6.21% and 0.44% excluding gain from branch sale), respectively, for the same period in 2004

Net interest income/margin

Net interest income increased $3,088,000 or 31% to $13,090,000 during the six month period ended June 30, 2005 compared to $10,002,000 for the same period in 2004. The increase was the result of a $4,683,000 increase in interest income less a $1,595,000 increase in interest expense.

Interest earning assets averaged $713,886,000 during the six month period ended June 30, 2005 as compared to $577,217,000 for the same period in 2004, an increase of $136,669,000, or 24%. The yield on average interest earning assets increased 0.41% to 5.11% during the six month period ended June 30, 2005, compared to 4.70% for the same period in 2004. The combined net effects of the $136,669,000 increase in average interest earning assets and the 0.41% increase in yield on average interest earning assets resulted in the $4,683,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $538,462,000 during the six month period ended June 30, 2005 as compared to $458,858,000 for the same period in 2004, an increase of $79,604,000, or 17%. The cost of average interest bearing liabilities increased 0.37% to 1.92% during the six month period ended June 30, 2005, compared to 1.55% for the same period in 2004. The combined net effects of the $79,604,000 increase in average interest bearing liabilities and the 0.37% increase in cost of average interest bearing liabilities resulted in the $1,595,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2005 and 2004 (in thousands of dollars).

	Six months ended June 30,
	2005			2004
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (3)	$462,721	$14,962	6.47%	$408,726	$12,153	5.95%
Securities (4)	251,165	3,285	2.62%	168,491	1,411	1.67%

Total earning assets	713,886	18,247	5.11%	577,217	13,564	4.70%

Allowance for loan losses	(5,917)			(5,122)
All other assets	68,505			59,208

Total assets	$776,474			$631,303

Deposits (5)	493,572	4,473	1.81%	421,458	3,273	1.55%
Borrowings (6)	34,890	368	2.11%	27,400	58	0.42%
Corporate debenture (7)	10,000	316	6.32%	10,000	231	4.62%

Total interest bearing Liabilities	538,462	5,157	1.92%	458,858	3,562	1.55%

Demand deposits	176,018			125,348
Other liabilities	1,861			1,611
Minority shareholder interest	120			40
Shareholders’ equity	60,013			45,446

Total liabilities and shareholders’ equity	$776,474			$631,303

Net interest spread (8)			3.19%			3.15%

Net interest income		$13,090			$10,002

Net interest margin (9)			3.67%			3.47%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $100,000 and $60,000 for the six month periods ended June 30, 2005 and 2004.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.
Note 7:	Includes amortization of origination costs of $19,000 for the six month periods ended June 30, 2005 and 2004.
Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $540,000 for the six month period ended June 30, 2005 compared to $675,000 for the same period in 2004.

Non-interest income

Non-interest income for the six months ended June 30, 2005 decreased $1,674,000, or 38.7%, to $2,651,000, compared to $4,325,000 for the same period in 2004. The primary reason for this decrease was a gain of $1,844,000 from the sale of branches during February 2004. Non-interest income for the six months ended June 30, 2004, exclusive of the gain on sale of branches, was $2,481,000 compared to $2,651,000 for the same period in 2005. This represents an increase of $170,000, or 6.9% between the two periods. This increase, which we believe results from loan, deposit and customer growth period to period, is comprised of the following components listed in the table below:

Six month period ending: (in thousands of dollars)	June 30, 2005	June 30, 2004	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,580	$1,540	$40	2.6%
Commissions from mortgage broker activities	267	354	(87)	(24.6)%
Loan related fees	141	141	—	—%
Commissions from sale of mutual funds and annuities	156	110	46	41.8%
Rental income	104	52	52	100.0%
Other service charges and fees	402	289	113	39.1%
Gain (loss) on sale of other real estate owned	1	(5)	6	120.0%

Sub-total	$2,651	$2,481	$170	6.9%
Gain on sale of branches	—	1,844	(1,844)	n/a

Total non-interest income	$2,651	$4,325	$(1,674)	(38.7)%

Non-interest expense

Non-interest expense for the six months ended June 30, 2005 increased $1,324,000, or 13.8%, to $10,904,000, compared to $9,580,000 for the same period in 2004. Most of this increase was in salaries, wages and employee benefits and occupancy expenses, which is primarily the result of a new branch we opened in April 2004 and another one we opened in June 2004, as well as costs related to general loan, deposit and customer growth period to period. Non-interest expense components are listed in the table below:

Six month period ending: (in thousands of dollars)	June 30, 2005	June 30, 2004	$ increase (decrease)	% increase (decrease)
Salaries, wages and employee benefits	$5,994	$5,116	$878	17.2%
Occupancy expense	1,323	1,148	175	15.2%
Depreciation of premises and equipment	812	733	79	10.8%
Stationary, printing and supplies	253	244	9	3.7%
Marketing expenses	211	189	22	11.6%
Data processing expense	475	417	58	13.9%
Legal, auditing and other professional fees	264	240	24	10.0%
Bank regulatory related expenses	143	133	10	7.5%
Postage and delivery	144	153	(9)	(5.9)%
ATM related expenses	182	143	39	27.3%
Other expenses	1,103	1,064	39	3.7%

Total non-interest expense	$10,904	$9,580	$1,324	13.8%

Provision for income taxes

The income tax provision for the six months ended June 30, 2005 was $1,603,000 (an effective rate of 37.3%) compared to $1,511,000 (an effective rate of 37.1%) for the same period in 2004.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measures liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Each of our subsidiary banks regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Each of our subsidiary bank’s asset/liability committee (ALCO) provides oversight to the liquidity management process and recommends guidelines, subject to board of director’s approval, and courses of action to address actual and projected liquidity needs.

Short term sources of funding and liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from customers pursuant to securities sold under repurchase agreements; loan repayments; deposits and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. In addition to interest rate-sensitive deposits, the primary demand for liquidity is anticipated fundings under credit commitments to customers. We do not use off balance sheet financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitor and manage its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2004 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2004. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2005. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in

Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the quarter covered by this report that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Shareholders

At the April 26, 2005 annual shareholders’ meeting, the Company’s shareholders reelected all the Company’s Directors. The results of the vote were as follows.

	For	Withheld
Director nominee James H. White	3,126,402	700
Director nominee G. Robert Blanchard, Sr.	3,126,402	700
Director nominee James H. Bingham	3,126,402	700
Director nominee J. Thomas Rocker	3,126,402	700
Director nominee Terry W. Donley	3,126,078	1,024
Director nominee Bryan W. Judge	3,126,402	700
Director nominee Ernest S. Pinner	3,126,078	1,024
Director nominee Lawrence W. Maxwell	3,126,402	700
Director nominee Thomas E. Oakley	3,126,402	700
Director nominee G. Tierso Nunez II	3,126,402	700

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	The President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: August 5, 2005	By:	/s/ ERNEST S. PINNER
Ernest S. Pinner
President and Chief Executive Officer

Date: August 5, 2005	By:	/s/ JAMES J. ANTAL
James J. Antal
Senior Vice President
and Chief Financial Officer