Form 10-K/A
period 2004-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2005-09-19
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A to the CenterState Banks of Florida, Inc. Annual Report on Form 10-K for fiscal year ending December 31, 2004 filed with the Securities and Exchange Commission on March 10, 2005 is being filed solely to amend and restate the certifications in exhibits 31.1, 31.2, 32.1 and 32.2. There are no other changes from the initial Form 10-K filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to Form 10-K to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 19th day of September, 2005.

CenterState BANKS OF FLORIDA, INC.

/s/ E. S. “Ernie” Pinner
E. S. “Ernie” Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons, in the capacities indicated, on behalf of the Registrant, on September 19, 2005.

Signature	Title
/s/ E. S “Ernie” Pinner E. S. “Ernie” Pinner	Chairman of the Board President and Chief Executive Officer

/s/ James H. White James H. White	Director

/s/ James H. Bingham James H. Bingham	Director

/s/ G. Robert Blanchard, Jr. G. Robert Blanchard, Jr.	Director

/s/ Terry W. Donley Terry W. Donley	Director

/s/ Bryan W. Judge Bryan W. Judge	Director

/s/ Lawrence W. Maxwell Lawrence W. Maxwell	Director

/s/ G. Tierso Nunez II G. Tierso Nunez II	Director

/s/ Thomas E. Oakley Thomas E. Oakley	Director

/s/ J. Thomas Rocker J. Thomas Rocker	Director

/s/ Samuel L. Lupfer Samuel L. Lupfer	Director

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