Form 10-Q/A
period 2005-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2005-09-20
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A to the CenterState Banks of Florida, Inc. Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 filed with the Securities and Exchange Commission on May 5, 2005 is being filed solely to amend and restate the certifications in Exhibits 31.1 and 31.2. There are no other changes from the initial Form 10-Q filing.

2

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: September 20, 2005	By:	/s/ ERNEST S. PINNER
Ernest S. Pinner President and Chief Executive Officer

Date: September 20, 2005	By:	/s/ JAMES J. ANTAL
James J. Antal Senior Vice President and Chief Financial Officer

3