Form 10-Q/A
period 2005-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2005-09-20
CIK 1102266

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

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A to the CenterState Banks of Florida, Inc. Quarterly Report on Form 10-Q for the quarter ending June 30, 2005 filed with the Securities and Exchange Commission on August 5, 2005 is being filed solely to amend and restate the certifications in Exhibits 31.1 and 31.2. There are no other changes from the initial Form 10-Q filing.

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