Form 10-Q
period 2005-09-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2005-11-02
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Check whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Exchange Act):    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	5,249,886
(class)	Outstanding at September 30, 2005

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of September 30, 2005	As of December 31, 2004
ASSETS
Cash and due from banks	$28,086	$27,306
Federal funds sold and money market account	57,401	62,809
Securities available for sale, at fair value	224,092	191,400

Loans	504,783	441,005
Less allowance for loan losses	(6,426)	(5,685)

Net Loans	498,357	435,320

Premises and equipment, net	28,483	25,669
Accrued interest receivable	3,246	2,417
Other real estate owned	—	384
Deferred income taxes, net	2,330	1,884
Goodwill	4,675	4,675
Core deposit intangible	497	551
Other assets	994	1,364

TOTAL ASSETS	$848,161	$753,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$201,749	$175,072
Demand - interest bearing	100,990	100,496
Savings and money market accounts	145,437	170,892
Time deposits	247,945	213,170

Total deposits	696,121	659,630

Securities sold under agreement to repurchase	39,741	24,627
Corporate debenture	10,000	10,000
Other borrowings	3,000	—
Accrued interest payable	516	373
Accrued expenses and other liabilities	2,224	1,365

Total liabilities	751,602	695,995

Minority interest	120	120

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 5,249,886 and 4,068,713 shares issued and outstanding at September 30, 2005 and December 31, 2004 respectively	52	41
Additional paid-in capital	74,995	39,545
Retained earnings	22,487	18,849
Accumulated other comprehensive loss	(1,095)	(771)

Total stockholders’ equity	96,439	57,664

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$848,161	$753,779

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Interest income:
Loans	$8,481	$6,530	$23,443	$18,683
Securities available for sale	1,633	819	4,223	1,988
Federal funds sold and money market account	510	159	1,205	401

	10,624	7,508	28,871	21,072

Interest expense:
Deposits	2,651	1,876	7,124	5,149
Securities sold under agreement to repurchase	296	56	654	114
Corporate debenture	176	127	492	358
Other borrowings	2	—	12	—

	3,125	2,059	8,282	5,621

Net interest income	7,499	5,449	20,589	15,451
Provision for loan losses	255	225	795	900

Net interest income after loan loss provision	7,244	5,224	19,794	14,551

Other income:
Service charges on deposit accounts	833	776	2,413	2,316
Commissions from mortgage broker activities	126	110	393	464
Loan related fees	79	75	220	216
Commissions on sale of mutual funds and annuities	126	55	282	165
Rental income	50	40	154	92
Other service charges and fees	195	148	597	437
Gain on sale of branches	—	—	—	1,844
Gain (loss) on sale of other real estate owned	7	—	8	(5)

	1,416	1,204	4,067	5,529

Other expenses:
Salaries, wages and employee benefits	3,189	2,714	9,183	7,830
Occupancy expense	727	616	2,050	1,764
Depreciation of premises and equipment	402	392	1,214	1,125
Stationary, printing and supplies	139	107	392	351
Marketing expenses	117	88	328	277
Data processing expense	246	225	721	642
Legal, auditing and other professional fees	138	201	402	441
Bank regulatory related expenses	98	72	241	205
Postage and delivery	72	66	216	219
ATM related expenses	107	91	289	234
Other expenses	549	538	1,652	1,602

Total other expenses	5,784	5,110	16,688	14,690

Income before provision for income taxes	2,876	1,318	7,173	5,390
Provision for income taxes	1,075	489	2,678	2,000

Net income	$1,801	$829	$4,495	$3,390

Earnings per share:
Basic	$0.34	$0.20	$1.00	$0.93
Diluted	$0.34	$0.20	$0.97	$0.91
Common shares used in the calculation of earnings per share:
Basic	5,223,666	4,057,644	4,485,902	3,644,523
Diluted	5,358,757	4,162,279	4,622,710	3,728,968

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net Income	$4,495	$3,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	795	900
Depreciation of premises and equipment	1,214	1,125
Amortization of purchase accounting adjustments related to the CSB merger	(3)	(56)
Net amortization/accretion of investments securities	299	391
Net deferred origination fees	209	(23)
Write down of other real estate owned	—	21
Loss on sale of fixed asset	2	—
(Gain) loss on sale of other real estate owned	(8)	5
Deferred income taxes	(250)	500
Gain on sale of branches	—	(1,844)
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	(829)	(312)
Net change in other assets	370	(507)
Net change in accrued interest payable	143	22
Net change in accrued expenses and other liabilities	859	702

Net cash provided by operating activities	7,296	4,314

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	65,000	24,105
Proceeds from callable investment securities available for sale	—	3,000
Purchases of investment securities available for sale	(50,939)	(83,896)
Purchases of mortgage back securities available for sale	(67,274)	(19,105)
Proceeds from pay-downs of mortgage back securities available for sale	19,702	8,372
Increase in loans, net of repayments	(64,041)	(37,223)
Purchases of premises and equipment	(4,030)	(5,567)
Proceeds from sale of other real estate owned	392	297
Decrease in amounts payable to shareholders	—	(65)
Net cash from sale of branches	—	829

Net cash used in investing activities	(101,190)	(109,253)

Cash flows from financing activities:
Net increase in demand and savings deposits	36,548	101,603
Net increase in securities sold under agreement to repurchase	15,114	5,419
Net increase in other borrowings	3,000	—
Stock options exercised	607	170
Net proceeds of shareholder rights offering	—	12,708
Net proceeds of public stock offering	34,854	—
Proceeds from sale of minority interest of subsidiary	—	120
Dividends paid	(857)	(690)

Net cash provided by financing activities	89,266	119,330

Net (decrease) increase in cash and cash equivalents	(4,628)	14,391
Cash and cash equivalents, beginning of period	90,115	71,059

Cash and cash equivalents, end of period	$85,487	$85,450

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Nine months ended September 30,
	2005	2004
Supplemental schedule of noncash transactions:
Fair value adjustment- securities available-for-sale
Fair value adjustments- securities	$(520)	$(582)
Deferred income tax asset	196	217

Unrealized loss on securities available-for-sale	$(324)	$(365)

Transfer of loan to other real estate owned	$—	$297

Cash paid during the period for:
Interest	$8,112	$5,596

Income taxes	$2,560	$1,688

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

Our four subsidiary banks operate through 25 locations in seven Counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is an 80% owned subsidiary, which provides item processing services for our four subsidiary banks and the minority shareholder bank (CenterState Bank Mid Florida) which owns the remaining 20%.

On June 27, 2005, we announced our plan to unite two of our four subsidiary banks, First National Bank of Polk County and CenterState Bank of Florida, commencing in January 2006, subject to regulatory approvals. Both banks operate in Polk County, Florida. The two banks were geographically close and their market overlaps continue to grow. The proximity of the two banks led to some confusion with customers and operating inefficiencies. We expect any redundancy and over staffing to cure itself through attrition and Company wide growth. The combined bank will have twelve banking locations, all in Polk County, Florida.

On September 30, 2005 we entered into a definitive agreement to purchase CenterState Bank Mid Florida for $14.50 per share (approximately $14.5 million). The consideration will be comprised of $4.35 per share in cash and $10.15 per share in our common stock pursuant to the agreement. The Bank has 1,000,050 common shares outstanding and options on approximately 98,000 additional shares at an average exercise price of approximately $10 per share. CenterState Bank Mid Florida opened for business in January 2004. In February 2004, it purchased two branches from us. Currently, it operates from three locations in Lake County, Florida. It has approximately $71 million in assets and $9 million in stockholders’ equity. We expect the transaction to close during the first quarter of 2006, pending applicable regulatory approvals.

NOTE 2: Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

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

	For the three months ended September 30,
	2005			2004
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$1,801	5,223,666	$0.34	$829	4,057,644	$0.20
Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	—	135,091	—	—	104,635	—

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$1,801	5,358,757	$0.34	$829	4,162,279	$0.20

	For the nine months ended September 30,
	2005			2004
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$4,495	4,485,902	$1.00	$3,390	3,644,523	$0.93
Effect of dilutive securities:
incremental shares from assumed exercise of stock options	—	136,808	(0.03)	—	84,445	(0.02)

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$4,495	4,622,710	$0.97	$3,390	3,728,968	$0.91

NOTE 4: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Nine months ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Net income	$1,801	$829	$4,495	$3,390

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain arising during the period	(70)	398	(324)	(365)

Other comprehensive (loss) income, net of tax	(70)	398	(324)	(365)

Comprehensive income	$1,731	$1,227	$4,171	$3,025

NOTE 5: Compensation programs

Substantially all of our employees are covered under our employee benefit plans. The expenses of providing these benefit plans are charged to income in the period the expenses are incurred. In addition, certain directors and key employees are covered under the Company’s stock option plans.

We apply Accounting Principle Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for our stock-based compensation plan been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, our net income would have been reduced to the pro forma amounts indicated below (amounts are in thousands of dollars except for per share data):

	Three month period ending September 30,		Nine month period ending September 30,
	2005	2004	2005	2004
Net income, as reported	$1,801	$829	$4,495	$3,390
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(90)	$(109)	$(278)	$(167)

Pro forma net income	$1,711	$720	$4,217	$3,223

Basic earnings per share, as reported	$0.34	$0.20	$1.00	$0.93
Deduct stock-based employee compensation per share expense determined under fair-value-based method for all awards, net of tax	$(0.01)	$(0.02)	$(0.06)	$(0.04)

Pro forma basic earnings per share	$0.33	$0.18	$0.94	$0.89

Diluted earnings per share, as reported	$0.34	$0.20	$0.97	$0.91
Deduct stock-based employee compensation per share expense determined under fair-value-based method for all awards, net of tax	$(0.02)	$(0.03)	$(0.06)	$(0.05)

Pro forma diluted earnings per share	$0.32	$0.17	$0.91	$0.86

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

FASB Statement No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation expense for stock options provided to employees in return for employee service. The expense is measured at the fair value of the options when granted, and is expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified beginning with the next fiscal year beginning after June 15, 2005. Compensation expense will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and thus cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $498 in 2006 and $428 in 2007 (dollars are in thousands).

On September 14, 2005, the FASB decided to include in the draft final FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” guidance similar to that provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The Board also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as non accrual or how to subsequently report income on a non accrual debt security. In addition, the Board decided that (1) the FSP would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Secondary public offering

On June 24, 2005, we closed the sale of 1,000,000 shares of our common stock to several underwriters in a secondary public offering at a purchase price of $32.50 per share less an underwriting discount of $1.95 per share, resulting in net proceeds to us, before expenses, of $30,550,000. On We incurred expenses of approximately $278,000 relating to the transaction, reflecting net proceeds of $30,272,000 after underwriters discount and offering expenses. On July 15, 2005, we closed the sale of an additional 150,000 shares of common stock which were subject to the over-allotment option granted to the underwriters at the price set forth above. We received net proceeds of $4,582,000 after underwriter’s discount.

Plan to unite two subsidiary banks

On June 27, 2005, we announced our plan to unite two of our four subsidiary banks, First National Bank of Polk County and CenterState Bank of Florida, commencing in January 2006, subject to regulatory approvals. Both banks operate in Polk County, Florida. The two banks were geographically close and their market overlaps continue to grow. The proximity of the two banks led to some confusion with customers and operating inefficiencies. We expect any redundancy and over staffing to cure itself through attrition and Company wide growth. The combined bank will have twelve banking locations, all in Polk County, Florida.

We have no plans to combine any of our remaining banks. CenterState Bank West Florida operates through seven locations in Pasco, Citrus, Hernando and Sumter Counties. First National Bank of Osceola County operates through six locations in Osceola and Orange Counties.

Acquisition of CenterState Bank Mid Florida

On September 30, 2005 we entered into a definitive agreement to purchase CenterState Bank Mid Florida for $14.50 per share (approximately $14,500,000). The consideration will be comprised of $4.35 per share in cash and $10.15 per share in our common stock pursuant to the agreement. The Bank has 1,000,050 common shares outstanding and options on approximately 98,000 additional shares at an average exercise price of approximately $10 per share. CenterState Bank Mid Florida opened for business in January 2004. In February 2004, it purchased two branches from us. Currently, it operates from three locations in Lake County, Florida. It has approximately $71,000,000 in assets and $9,000,000 in stockholders’ equity. We expect the transaction to close during the first quarter of 2006 pending applicable regulatory approvals.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

Overview

Total assets were $848,161,000 as of September 30, 2005, compared to $753,779,000 at December 31, 2004, an increase of $94,382,000 or 12.5%. Approximately $34,854,000, or 4.6%, of this increase was due to the net proceeds from the public offering discussed above. The remaining $59,528,000, or 7.9%, of this increase, was primarily the result of our internally generated loan growth and investment growth funded by an increase in deposits and retail repurchase agreements.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $57,401,000 at September 30, 2005 (approximately 6.8% of total assets) as compared to $62,809,000 at December 31, 2004 (approximately 8.3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $224,092,000 at September 30, 2005 (approximately 26% of total assets) compared to $191,400,000 at December 31, 2004 (approximately 25% of total assets), an increase of $32,692,000 or 3.9%. These securities have been recorded at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Total gross loans were $505,528,000 at September 30, 2005, compared to $441,541,000 at December 31, 2004, an increase of $63,987,000 or 14.5%. During the same period, real estate loans increased by $59,698,000 or 18.1%, commercial loans outstanding remained approximately the same between the two periods, and all other loans including consumer loans increased by $4,329,000 or 9.2%. Total loans net of unearned fees and allowance for loan losses were $498,357,000 at September 30, 2005, compared to $435,320,000 at December 31, 2004, an increase of $63,037,000 or 14.5%. The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30, 2005	Dec 31, 2004
Real estate loans
Residential	$144,315	$129,796
Commercial	214,130	179,846
Construction	30,927	20,032

Total real estate	389,372	329,674

Commercial	64,944	64,984
Other	51,212	46,883

Gross loans	505,528	441,541

Unearned fees/costs	(745)	(536)

Total loans net of unearned fees	504,783	441,005

Allowance for loan losses	(6,426)	(5,685)

Total loans net of unearned fees and allowance for loan losses	$498,357	$435,320

Credit quality and allowance for loan losses

The allowance for loan losses represents our estimate of an amount adequate to provide for potential losses within the existing loan portfolio. Loans are charged against the allowance when we believe collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience, the volume and type of lending conducted, the amount of nonperforming loans, general economic conditions, particularly as they relate to the specific market areas, and other factors related to the collectibility of the loan portfolio. The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications and other factors. At September 30, 2005, the allowance for loan losses was $6,426,000 or 1.27% of total loans outstanding, compared to $5,685,000 or 1.29%, at December 31, 2004.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Nine month period end Sept 30,
	2005	2004
Allowance at beginning of period	$5,685	$4,850
Charge-offs
Commercial loans	(39)	(12)
Real estate loans	—	(58)
Consumer loans	(89)	(46)

Total charge-offs	(128)	(116)

Recoveries
Commercial loans	52	6
Real estate loans	7	2
Consumer loans	15	20

Total recoveries	74	28

Net charge-offs	(54)	(88)
Provision for loan losses	795	900
Adjustment relating to sale of branches	—	(130)

Allowance at end of period	$6,426	$5,532

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Sept 30 2005	Dec 31 2004
Non-accrual loans	$932	$890
Accruing loans past due over 90 days	442	7
Other real estate owned	—	384
Repossessed assets other than real estate	—	24

Total non-performing assets	$1,374	$1,305

As a percent of total assets	0.16%	0.17%

Allowance for loan losses	$6,426	$5,685

Allowance for loan losses to non-performing assets	468%	436%

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of September 30, 2005, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $28,483,000 at September 30, 2005 compared to $25,669,000 at December 31, 2004, an increase of $2,814,000 or 11%. The increase was the result of purchases aggregating $4,030,000, less the sale of a piece of equipment with a book value of $2,000, less depreciation of $1,214,000. The purchases include land in Osceola County for a future branch site (approximately $1,000,000), construction cost for a new two story branch building in Lake Wales, Polk County (approximately $1,600,000), construction cost for a building addition to the main office of our CenterState West FL bank in Pasco County (approximately $500,000), and the remaining amount (approximately $930,000) relates to furniture, fixtures and equipment purchases during the nine month period ended September 30, 2005. We have entered into a contract to purchase a building site for a future corporate headquarters location as well as a branch banking office. The purchase price is approximately $1.6 million and is expected to close before the end of 2005. Construction is expected to begin in 2006 and is not expected to be completed before the first quarter of 2007.

Bank owned life insurance (“BOLI”)

On October 31, 2005, we purchased $6,000,000 of bank owned life insurance (“BOLI”) covering certain officers of our four subsidiary banks.

Deposits

Total deposits were $696,121,000 at September 30, 2005, compared to $659,630,000 at December 31, 2004, an increase of $36,491,000 or 5.5%. During the nine month period ended September 30, 2005, demand deposits increased by $26,677,000 (15.2%), NOW deposits increased by $494,000 (0.5%), savings and money market accounts decreased by $25,455,000 (14.9%), and time deposits increased by $34,775,000 (16.3%).

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $39,741,000 at September 30, 2005 compared to $24,627,000 at December 31, 2004, resulting in an increase of $15,114,000, or 61%.

Corporate debenture

In September 2003, we formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by us or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. Related loan origination costs of $188,000 were capitalized and are being amortized to interest expense over a five year period ending September 2008. We have treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines, and the remainder as Tier 2 capital for federal regulatory purposes.

Stockholders’ equity

Shareholders’ equity at September 30, 2005, was $96,439,000, or 11.4% of total assets, compared to $57,664,000, or 7.6% of total assets at December 31, 2004. The increase in stockholders’ equity was due to the issuance of 1,150,000 of our common shares (including the underwriter’s option of 150,000 common shares) pursuant to our secondary stock offering ($34,854,000), year-to-date net income ($4,495,000), and employee stock options exercised ($607,000), less a net decrease in the market value of securities available for sale, net of deferred taxes ($324,000), less dividends paid ($857,000).

We paid a dividend of $0.06 per share on March 31, 2005 and June 30, 2005, and $0.07 per share on September 30, 2005, to shareholders of record as of the close of business on March 15, June 15 and September 15, 2005, respectively.

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2005, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2005 and December 31, 2004 are presented in the table below.

	Actual		Well capitalized		Excess Amount
	Amount	Ratio	Amount	Ratio
September 30, 2005
Total capital (to risk weighted assets)	$108,788	19.7%	$55,292	> 10%	$53,496
Tier 1 capital (to risk weighted assets)	102,362	18.5%	33,175	> 6%	69,187
Tier 1 capital (to average assets)	102,362	12.4%	41,442	> 5%	60,920

December 31, 2004
Total capital (to risk weighted assets)	$68,894	14.6%	$47,163	> 10%	$21,731
Tier 1 capital (to risk weighted assets)	63,209	13.4%	28,298	> 6%	34,911
Tier 1 capital (to average assets)	63,209	8.6%	36,755	> 5%	26,454

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

Overview

Net income for the three months ended September 30, 2005 was $1,801,000 or $0.34 per share basic and diluted, compared to $829,000 or $0.20 per share basic and diluted for the same period in 2004.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended September 30, 2005 was 7.57% and 0.86%, respectively, as compared to 5.82% and 0.48%, respectively, for the same period in 2004.

Net interest income/margin

Net interest income increased $2,050,000 or 38% to $7,499,000 during the three month period ended September 30, 2005 compared to $5,449,000 for the same period in 2004. The $2,050,000 increase was the result of a $3,116,000 increase in interest income less a $1,066,000 increase in interest expense.

Interest earning assets averaged $773,847,000 during the three month period ended September 30, 2005 as compared to $637,446,000 for the same period in 2004, an increase of $136,401,000, or 21%. The yield on average interest earning assets increased 0.78% to 5.49% during the three month period ended September 30, 2005, compared to 4.71% for the same period in 2004. The combined effects of the $136,401,000 increase in average interest earning assets and the 0.78% increase in yield on average interest earning assets resulted in the $3,116,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $550,383,000 during the three month period ended September 30, 2005 as compared to $489,674,000 for the same period in 2004, an increase of $60,709,000, or 12%. The cost of average interest bearing liabilities increased 0.59% to 2.27% during the three month period ended September 30, 2005, compared to 1.68% for the same period in 2004. The combined effects of the $60,709,000 increase in average interest bearing liabilities and the 0.59% increase in cost on average interest bearing liabilities resulted in the $1,066,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2005 and 2004 (in thousands of dollars).

	Three months ended September 30,
	2005			2004
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (3)	$494,493	$8,481	6.86%	$428,625	$6,530	6.09%
Securities (4)	279,354	2,143	3.07%	208,821	978	1.87%

Total earning assets	773,847	10,624	5.49%	637,446	7,508	4.71%

Allowance for loan losses	(6,294)			(5,450)
All other assets	66,467			59,742

Total assets	$834,020			$691,738

Deposits (5)	498,576	2,651	2.13%	453,503	1,876	1.65%
Borrowings (6)	41,807	298	2.85%	26,171	56	0.86%
Corporate debenture (7)	10,000	176	7.04%	10,000	127	5.08%

Total interest bearing liabilities	550,383	3,125	2.27%	489,674	2,059	1.68%

Demand deposits	183,159			143,191
Other liabilities	5,170			1,799
Minority shareholder interest	120			120
Stockholders’ equity	95,188			56,954

Total liabilities and stockholders’ equity	$834,020			$691,738

Net interest spread (8)			3.22%			3.03%

Net interest income		$7,499			$5,449

Net interest margin (9)			3.88%			3.42%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $71,000 and $76,000 for the three month periods ended September 30, 2005 and 2004.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.
Note 7:	Includes amortization of origination costs of $9,000 for the three month periods ended September 30, 2005 and 2004.
Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $255,000 for the three month period ended September 30, 2005 compared to $225,000 for the same period in 2004.

Non-interest income

Non-interest income for the three months ended September 30, 2005 was $1,416,000 compared to $1,204,000 for the comparable period in 2004. This increase was the result of the following components listed in the table below:

Three month period ending: (in thousands of dollars)	Sept 30, 2005	Sept 30, 2004	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$833	$776	$57	7.3%
Commissions from mortgage broker activities	126	110	16	14.5%
Loan related fees	79	75	4	5.3%
Commissions from sale of mutual funds and annuities	126	55	71	129.1%
Rental income	50	40	10	25.0%
Other service charges and fees	195	148	47	31.8%
Gain on sale of other real estate owned	7	—	7	100.0%

Total non-interest income	$1,416	$1,204	$212	17.6%

Non-interest expense

Non-interest expense for the three months ended September 30, 2005 increased $674,000, or 13.2%, to $5,784,000, compared to $5,110,000 for the same period in 2004. Most of this increase was in salaries, wages and employee benefits and occupancy expenses. We opened two branches during the second quarter of 2004 and recently completed a $500,000 addition to the main office of one of our banks. As our business has grown, our staff has grown as well. We currently have a staff of approximately 273 (i.e. full time equivalents “FTEs” during September 2005), compared to approximately 252 FTEs in September 2004, an increase of approximately 8%. This along with salary increases, incentive pay, related payroll taxes, and increases in employee benefits, particularly in the case of employee health insurance, are the underlying elements of the increases in salaries, wages and employee benefits and occupancy expenses. These, as well as other components of non-interest expense are listed in the table below.

Three month period ending: (in thousands of dollars)	Sept 30, 2005	Sept 30, 2004	$ increase (decrease)	% increase (decrease)
Salaries, wages and employee benefits	$3,189	$2,714	$475	17.5%
Occupancy expense	727	616	111	18.0%
Depreciation of premises and equipment	402	392	10	2.6%
Stationary, printing and supplies	139	107	32	29.9%
Marketing expenses	117	88	29	33.0%
Data processing expense	246	225	21	9.3%
Legal, auditing and other professional fees	138	201	(63)	(31.3)%
Bank regulatory related expenses	98	72	26	36.1%
Postage and delivery	72	66	6	9.1%
ATM related expenses	107	91	16	17.6%
Other expenses	549	538	11	2.0%

Total non-interest expense	$5,784	$5,110	$674	13.2%

Provision for income taxes

The income tax provision for the three months ended September 30, 2005 was $1,075,000 (an effective rate of 37.4%) compared to $489,000 (an effective rate of 37.1%) for the same period in 2004.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

Overview

Net income for the nine months ended September 30, 2005 was $4,495,000 or $1.00 per share basic and $0.97 per share diluted, compared to $3,390,000 or $0.93 per share basic and $0.91 per share diluted for the same period in 2004. During February 2004 we sold two of our branches and recognized a gain on sale of approximately $1,844,000 ($1,150,000 net of income taxes of $694,000). Net income for the nine month period ending September 30, 2004, exclusive of the gain from the sale of these branches, was $2,240,000 or $0.61 per share basic and $0.60 per share diluted.

We believe a comparison of net income exclusive of the branch sales (“pro-forma net income”) is useful to the investor. A reconciliation of net income with and without the sale of our branches is presented below.

Reconciliation between net income and net income exclusive of branch sales (i.e. pro-forma net income) amounts are in thousands of dollars, except per share data

			per share basic		per share diluted
Nine months ended September 30,	2005	2004	2005	2004	2005	2004
Net income	$4,495	$3,390	$1.00	$0.93	$0.97	$0.91
Gain on sale of branches, net of tax of $694	—	(1,150)	—	(0.32)	—	(0.31)

Pro-forma net income	$4,495	$2,240	$1.00	$0.61	$0.97	$0.60

ROE and ROA, calculated on an annualized basis, for the nine month period ended September 30, 2005 was 8.35% and 0.75%, respectively, as compared to 9.17% and 0.69% (6.06% and 0.46% excluding gain from branch sale), respectively, for the same period in 2004

Net interest income/margin

Net interest income increased $5,138,000 or 33% to $20,589,000 during the nine month period ended September 30, 2005 compared to $15,451,000 for the same period in 2004. The increase was the result of a $7,799,000 increase in interest income less a $2,661,000 increase in interest expense.

Interest earning assets averaged $733,874,000 during the nine month period ended September 30, 2005 as compared to $597,294,000 for the same period in 2004, an increase of $136,580,000, or 23%. The yield on average interest earning assets increased 0.55% to 5.25% during the nine month period ended September 30, 2005, compared to 4.70% for the same period in 2004. The combined net effects of the $136,580,000 increase in average interest earning assets and the 0.55% increase in yield on average interest earning assets resulted in the $7,799,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $542,436,000 during the nine month period ended September 30, 2005 as compared to $469,130,000 for the same period in 2004, an increase of $73,306,000, or 16%. The cost of average interest bearing liabilities increased 0.44% to 2.04% during the nine month period ended September 30, 2005, compared to 1.60% for the same period in 2004. The combined net effects of the $73,306,000 increase in average interest bearing liabilities and the 0.44% increase in cost of average interest bearing liabilities resulted in the $2,661,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2005 and 2004 (in thousands of dollars).

	Nine months ended September 30,
	2005			2004
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (3)	$473,312	$23,443	6.60%	$415,359	$18,683	6.00%
Securities (4)	260,562	5,428	2.78%	181,935	2,389	1.75%

Total earning assets	733,874	28,871	5.25%	597,294	21,072	4.70%

Allowance for loan losses	(6,043)			(5,231)
All other assets	67,825			59,385

Total assets	$795,656			$651,448

Deposits (5)	495,240	7,124	1.92%	432,139	5,149	1.59%
Borrowings (6)	37,196	666	2.39%	26,991	114	0.56%
Corporate debenture (7)	10,000	492	6.56%	10,000	358	4.77%

Total interest bearing liabilities	542,436	8,282	2.04%	469,130	5,621	1.60%

Demand deposits	178,398			131,296
Other liabilities	2,964			1,673
Minority shareholder interest	120			67
Stockholders’ equity	71,738			49,282

Total liabilities and stockholders’ equity	$795,656			$651,448

Net interest spread (8)			3.21%			3.10%

Net interest income		$20,589			$15,451

Net interest margin (9)			3.74%			3.45%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $171,000 and $136,000 for the nine month periods ended September 30, 2005 and 2004.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.
Note 7:	Includes amortization of origination costs of $28,000 for the nine month periods ended September 30, 2005 and 2004.
Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $795,000 for the nine month period ended September 30, 2005 compared to $900,000 for the same period in 2004.

Non-interest income

Non-interest income for the nine months ended September 30, 2005 decreased $1,462,000, or 26.4%, to $4,067,000, compared to $5,529,000 for the same period in 2004. The primary reason for this decrease was a gain of $1,844,000 from the sale of two branches during February 2004. Non-interest income for the nine months ended September 30, 2004, exclusive of the gain on sale of branches, was $3,685,000 compared to $4,067,000 for the same period in 2005. This represents an increase of $382,000, or 10.4% between the two periods. This increase, which we believe results from loan, deposit and customer growth period to period, is comprised of the following components listed in the table below:

Nine month period ending: (in thousands of dollars)	Sept 30, 2005	Sept 30, 2004	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$2,413	$2,316	$97	4.2%
Commissions from mortgage broker activities	393	464	(71)	(15.3)%
Loan related fees	220	216	4	1.9%
Commissions from sale of mutual funds and annuities	282	165	117	70.9%
Rental income	154	92	62	67.4%
Other service charges and fees	597	437	160	36.6%
Gain (loss) on sale of other real estate owned	8	(5)	13	260.0%

Sub-total	$4,067	$3,685	$382	10.4%
Gain on sale of branches	—	1,844	(1,844)	n/a

Total non-interest income	$4,067	$5,529	$(1,462)	(26.4)%

Non-interest expense

Non-interest expense for the nine months ended September 30, 2005 increased $1,998,000, or 13.6%, to $16,688,000, compared to $14,690,000 for the same period in 2004. Most of this increase was in salaries, wages and employee benefits and occupancy expenses, which is primarily the result of a new branch we opened in April 2004 and another one we opened in June 2004, as well as costs related to general loan, deposit and customer growth period to period.

Non-interest expense components are listed in the table below:

Nine month period ending: (in thousands of dollars)	Sept 30, 2005	Sept 30, 2004	$ increase (decrease)	% increase (decrease)
Salaries, wages and employee benefits	$9,183	$7,830	$1,353	17.3%
Occupancy expense	2,050	1,764	286	16.2%
Depreciation of premises and equipment	1,214	1,125	89	7.9%
Stationary, printing and supplies	392	351	41	11.7%
Marketing expenses	328	277	51	18.4%
Data processing expense	721	642	79	12.3%
Legal, auditing and other professional fees	402	441	(39)	(8.8)%
Bank regulatory related expenses	241	205	36	17.6%
Postage and delivery	216	219	(3)	(1.4)%
ATM related expenses	289	234	55	23.5%
Other expenses	1,652	1,602	50	3.1%

Total non-interest expense	$16,688	$14,690	$1,998	13.6%

Provision for income taxes

The income tax provision for the nine months ended September 30, 2005 was $2,678,000 (an effective rate of 37.3%) compared to $2,000,000 (an effective rate of 37.1%) for the same period in 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitor and manage its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2004 annual report on

Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2004. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2005. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

CENTERSTATE BANKS OF FLORIDA, INC.
(Registrant)

Date: November 2, 2005	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
President and Chief Executive
Officer

Date: November 2, 2005	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer