Form 10-K
period 2005-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2006-03-10
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if:

The issuer is an accelerated filer, as defined in Rule 12b-2 of the Act.    YES  ☒    NO  ☐

The registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

The registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (3,723,750 shares) on June 30, 2005, was approximately $122,325,188. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $32.85 per share on June 30, 2005. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of March 6, 2006 there were outstanding 5,254,178 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part II and Part III, of this Annual Report on Form 10-K.

PART I

Item 1. Business

General

CenterState Banks of Florida, Inc. (“CenterState” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). On June 30, 2000, we closed separate merger transactions resulting in First National Bank of Osceola County (“First National/Osceola”), First National Bank of Polk County (“First National/Polk”), and Community National Bank of Pasco County (“Community National Bank”) becoming separate wholly owned subsidiaries of our Company. Community National Bank later changed its name to CenterState Bank West Florida (“CSWFL”). On December 31, 2002, we closed the merger transaction resulting in CenterState Bank of Florida (“CenterState Bank”) becoming a wholly owned subsidiary of CenterState. In these four merger transactions (the “Merger Transactions”), each outstanding share of common stock of the four banks were converted into shares of our Company. Accordingly, as a result of the Merger Transactions, our Company owns all of the outstanding shares of First National/Osceola, First National/Polk, CSWFL, and CenterState Bank (collectively, the “Banks”).

In January 2006, two of our Company’s subsidiary banks (First National/Polk and CenterState Bank) merged with the resulting bank named CenterState Bank of Florida, National Association. On September 30, 2005, we entered into a definitive agreement to acquire CenterState Bank Mid Florida (“Mid FL”) for $14.50 per share (approximately $14,500,000). The consideration will be comprised of $4.35 per share in cash and $10.15 per share in our Company common stock. The transaction is expected to close before the end of March 2006. Mid FL is a de novo bank that began operations in January 2004. It purchased two branches from us during February 2004. Our Chairman, President and CEO, Ernest S. Pinner, is also Chairman of the Board of Mid FL. James S. Stalnaker, Jr. is the President and CEO of CSWFL (one of our subsidiary banks) and he is also a director of Mid FL. Timothy A. Pierson is the President and CEO of Mid FL. Previously, Mr. Pierson was an executive vice president of CSWFL. Mid FL operates from three locations within Lake County, Florida. At December 31, 2005, Mid FL had approximately $68,600,000 in total assets and stockholders’ equity of approximately $9,000,000. On March 8, 2006 and March 9, 2006 the shareholders of CenterState and Mid FL, respectively, approved the transaction.

First National/Osceola and CSWFL commenced operations in 1989. First National/Polk commenced operations in 1992 and CenterState Bank commenced operations in 2000. First National/Osceola’s operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, Ocoee and Orlando, Florida. CSWFL operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Wildwood, Dade City, Inverness, Spring Hill and Crystal River, Florida. CenterState Bank (previously First National/Polk and CenterState Bank), operates through twelve banking locations all within Polk County, Florida. The cities within Polk County include Winter Haven, Haines City, Davenport, Lake Alfred, Auburdale, Lakeland and Lake Wales. Each of these banks is subject to examination and regulation by the Office of the Comptroller of the Currency (“Comptroller of the Currency”) and to a certain extent by the Federal Deposit Insurance Corporation (the “FDIC”).

Our Company provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail and by internet. In addition, we make secured and unsecured commercial and real estate loans and issue stand-by letters of credit. Our Company provides automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. We also offer internet banking services to our customers. In addition to the foregoing services, our offices provide customers with extended banking hours. We do not have a trust department, however, trust services are available to customers through a business relationship with another bank. We also offer other financial products to our customers, including mutual funds, annuities and other products, through a relationship with Infinex Investment, Inc.

The revenue of our Company is primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for our lending activities are customer deposits, repayment of loans, and the sale and maturity of investment securities. Our principal expenses are interest paid on deposits, and operating and general administrative expenses.

As is the case with banking institutions generally, our Company’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in the attraction of deposits (our primary source of lendable funds) and in the origination of loans. See “Competition.”

During 2001, C.S. Processing, Inc. (“CSP”) was formed as a subsidiary of our Company’s subsidiary banks. During 2004, we sold 20% of CSP to Mid FL for $120,000. The remaining 80% is owned by our subsidiary banks. Our investment in CSP, through our subsidiary banks, is $480,000 at December 31, 2005. CSP processes checks and renders statements (i.e. “item processing center”) for our subsidiary banks and Mid FL.

At December 31, 2005, our Company’s primary assets were our ownership of stock of each of our four Banks. At December 31, 2005, we had total consolidated assets of $871,521,000, total consolidated deposits of $717,337,000, and total consolidated stockholders’ equity of $97,241,000.

Note about Forward-Looking Statements

This Form 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. The Company’s consolidated loans at December 31, 2005 and 2004 were $516,658,000, or 59% and $441,005,000 or 51%, respectively, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2005, approximately 78% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate and 12% of the loan portfolio consisted of commercial loans. At the same date, 10% of our loan portfolio consisted of consumer and other loans.

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Polk, Osceola, Pasco, Hernando, Citrus, Sumter and Orange counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 12% of the our Company’s total loan portfolio as of December 31, 2005, compared to 15% at December 31, 2004.

Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. Generally, we do not make fixed-rate commercial real estate loans for terms exceeding five years. Loans in excess of five years are generally adjustable. Our residential real estate loans generally are repayable in monthly installments based on up to a 15-year or a 30-year amortization schedule with variable interest rates.

Our consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

For additional information regarding the Company’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by our loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize credit losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 63% and 68% of our consolidated total deposits at December 31, 2005 and 2004, respectively. Approximately 37% of our consolidated deposits at December 31, 2005, were certificates of deposit compared to 32% at December 31, 2004. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 18% of consolidated total deposits at December 31, 2005 and 13% at December 31, 2004. The majority of the deposits are generated from Polk, Osceola, Orange, Pasco, Hernando, Sumter and Citrus counties. We do not currently accept brokered deposits. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Deposits.”

Investments

A portion of our assets are invested in U.S. Treasury securities, obligations of U.S. government agencies, mortgage backed securities and federal funds sold. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

With respect to our investment portfolio, we invest in U.S. Treasury securities, obligations of U.S. government agencies, mortgage backed securities and municipal securities, because such securities generally represent a minimal investment risk. Occasionally, we may purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). Federal funds sold and money market accounts represent the excess cash we have available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

We monitor changes in financial markets. In addition to investments for our portfolio, we monitor daily cash positions to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury securities, obligations of U.S. government agencies, mortgage backed securities and federal funds. The remainder of the investment account may be placed in investment securities of different type and/or longer maturity. Daily surplus funds are sold in the federal funds market for one business day. We attempt to stagger the maturities of our securities so as to produce a steady cash-flow in the event cash is needed, or economic conditions change.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. We purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

We have established correspondent relationships with Federal Home Loan Bank, Independent Bankers’ Bank of Florida, First American Bank and SunTrust Banks. The Company pays for such services.

Data Processing

Each of our subsidiary banks use the same third party core data processing service bureau which provides an automated general ledger system, deposit accounting, and commercial, mortgage and installment lending data processing. The output of each of these comprehensive systems is then consolidated at the holding company level.

Our 80% owned subsidiary, CSP, provides item processing services for our subsidiary banks and Mid FL. These services include; sorting, encoding, processing, and imaging checks and rendering checking and other deposit statements to commercial and retail customers. The total cost of providing these services are charged to each subsidiary bank and Mid FL based on usage.

Effect of Governmental Policies

The earnings and business of our Company are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

Interest and Usury

Our Company is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter us from continuing the process of originating loans.

Supervision and Regulation

Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting our Company, and our subsidiary Banks. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of our Company and subsidiary Banks. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

Bank Holding Company Regulation. Our Company is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, we are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

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

Bank Regulation. First National/Osceola, CenterState Bank and CSWFL are chartered under the national banking laws. Each of the deposits of the Banks is insured by the FDIC to the extent provided by law. The Banks are subject to comprehensive regulation, examination and supervision by the OCC. The Banks also are subject to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the OCC. The Banks submit to their examining agencies periodic reports regarding their financial condition and other matters. The bank regulatory agencies have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

There are various statutory limitations on the ability of our Company to pay dividends. The bank regulatory agencies also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of our Banks to pay dividends to our Company, see Part II - Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.”

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

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2005, our Tier 1 and total risk-based capital ratios were 18.1% and 19.2%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2005, our leverage ratio was 12.4%.

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

As of December 31, 2005, our Company and each of our subsidiary Banks met the capital requirements of a “well capitalized” institution.

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

Effect of Governmental Policies. Our earnings and businesses are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

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

USA Patriot Act. In 2001, the USA Patriot Act was enacted. The Act requires financial institutions to help prevent, detect and prosecute international money laundering and financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution with the bank regulatory agencies. Our Banks have adopted systems and procedures designed to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

Competition

We encounter strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, our Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that we do not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2005, we had a total of approximately 275 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of our Company’s business activities.

Risk Factors

We have identified risk factors described below, which should be viewed in conjunction with the other information contained in this document and information incorporated by reference, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. As noted previously, this report contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively

We intend to continue pursuing a significant growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. There is no assurance we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

Our business is subject to the success of the local economies where we operate

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Any adverse market or economic conditions in the State of Florida may disproportionately increase the risk our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2005, approximately 78% of our loans held for investment were secured by real estate. Of this amount, approximately 42% were commercial real estate loans, 29% were residential real estate loans and 7% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Florida could adversely affect the value of our assets, our revenues, results of operations and financial condition.

We may face risks with respect to future expansion

We may acquire other financial institutions or parts of those institutions in the future and we may engage in additional de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirors of us. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

If the value of real estate in our core Florida market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us

With most of our loans concentrated in Central Florida, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure loans with real estate collateral. At December 31, 2005, approximately 78% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

An inadequate allowance for loan losses would reduce our earnings

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Banks to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

The building of market share throughout our de novo branching strategy could cause our expenses to increase faster than revenues

We intend to continue to build market share in Central Florida through our de novo branching strategy. We currently plan to open several new branches in 2006 and 2007. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

Our recent results may not be indicative of our future results

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources following this offering will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Increases in interest rates may negatively affect our earnings and the value of our assets

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Competition from financial institutions and other financial service providers may adversely affect our profitability

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

We are subject to extensive regulation that could limit or restrict our activities

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

We are dependent upon the services of our management team

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Properties

Our holding Company owns no real property. We occupy office space in the main office building of CenterState Bank, one of our subsidiary Banks, which is located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880. Our Company, through our Banks, currently operates a total of 26 banking offices. Of these offices there are four “mini” offices in active adult communities. These offices are leased for nominal amounts, and generally consist of a room that is set aside for us in the community club house or community center. These offices are opened for abbreviated periods and cater to the residents of the gated community. Of the 24 full service offices, we own 21 without encumbrances. Of the remaining three, two are long-term lease arrangements (the main office of First National Bank/Osceola in Osceola County and the other is a branch office of CenterState Bank located in downtown Lakeland in Polk County), and the last one is our newest branch located in Crystal River, Florida. This branch opened in October 2006, and is operated out of a temporary location, which is on a short-term lease, until the permanent facility is constructed. See Note 4 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K beginning at page 60 for additional information regarding our premises and equipment.

Item 3. Legal Proceedings

Our Banks are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. We do not believe that there is any pending or threatened proceeding against the Banks which would have a material adverse effect on our consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our Company security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

The shares of our Common Stock are traded on the Nasdaq National Market System. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2005 and 2004:

	2005		2004
	High	Low	High	Low
1st Quarter	$34.50	$29.82	$19.80	$18.80
2nd Quarter	40.85	32.36	24.99	19.25
3rd Quarter	34.94	32.50	27.00	23.02
4th Quarter	34.95	33.50	34.60	25.20

As of December 31, 2005, there are 5,250,386 shares of common stock outstanding. There were approximately 845 registered shareholders as of this date, as reported by our transfer agent, Continental Stock Transfer and Trust Company.

Dividends

We pay cash dividends quarterly, payable on the last business day of the calendar quarter. The following sets forth the per share cash dividends paid during 2005 and 2004.

	2005	2004
1st Quarter	$0.06	$0.06
2nd Quarter	$0.06	$0.06
3rd Quarter	$0.07	$0.06
4th Quarter	$0.07	$0.06

The payment of dividends is a decision of our Board of Directors based upon existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by is dividends received from our Banks, or excess cash available at the Holding Company level. Payments by our subsidiary Banks to our Holding Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of our Banks to pay dividends to our Holding Company. The bank regulatory agencies also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Our subsidiaries may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. No dividends may be paid at a time when the Bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the Bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a Federal regulatory agency.

Share Repurchases

We did not repurchase any shares of our common stock during 2005.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2005 and 2004, and the three year period ended December 31, 2005, presented elsewhere herein.

Selected Consolidated Financial Data

December 31

(Dollars in thousands except for share and per share data)	2005	2004	2003	2002	2001
SUMMARY OF OPERATIONS:
Total interest income	$40,266	$29,088	$25,802	$21,048	$23,513
Total interest expense	(11,722)	(7,874)	(7,532)	(6,892)	(9,826)

Net interest income	28,544	21,214	18,270	14,156	13,687
Provision for loan losses	(1,065)	(1,270)	(1,243)	(644)	(577)

Net interest income after provision for loan losses	27,479	19,944	17,027	13,512	13,110
Non-interest income	5,380	4,932	4,687	3,660	3,062
Gain on sale of branches	—	1,844	—	—	—
Non-interest expense	(22,805)	(19,780)	(17,547)	(13,397)	(12,143)

Income before income taxes	10,054	6,940	4,167	3,775	4,029
Income taxes	(3,724)	(2,567)	(1,541)	(1,406)	(1,513)

Net income	$6,330	$4,373	$2,626	$2,369	$2,516

PER COMMON SHARE DATA:
Basic earnings per share	$1.35	$1.17	$0.78	$0.84	$0.89
Diluted earnings per share	$1.31	$1.14	$0.77	$0.82	$0.89
Book value per share	$18.52	$14.17	$12.45	$11.87	$9.83
Tangible book value per share	$17.54	$12.89	$10.35	$10.37	$9.54
Dividends per share	$0.26	$0.24	$0.22	$0.20	$0.18
Actual shares outstanding	5,250,386	4,068,713	3,369,380	3,362,068	2,818,602
Weighted average shares outstanding	4,678,523	3,750,158	3,364,824	2,823,213	2,817,240
Diluted weighted average shares outstanding	4,814,597	3,828,154	3,428,819	2,878,770	2,839,914

BALANCE SHEET DATA:
Assets	$871,521	$753,779	$608,896	$494,800	$341,374
Total loans, net	510,167	435,320	409,048	329,666	241,349
Total deposits	717,337	659,630	538,235	441,462	307,998
Short-term borrowings	42,811	24,627	17,465	10,005	4,598
Corporate debenture	10,000	10,000	10,000	—	—
Shareholders’ equity	97,241	57,664	41,963	39,915	27,717
Tangible capital	92,087	52,438	36,651	34,868	26,883
Goodwill	4,675	4,675	4,675	4,308	—
Core deposit intangible (CDI)	479	551	637	739	—
Average total assets	808,177	673,669	550,866	374,008	331,768
Average loans, net	476,676	415,864	370,029	258,232	224,865
Average interest earning assets	744,298	618,589	503,292	343,541	303,726
Average deposits	678,149	584,442	488,952	340,123	298,828
Average interest bearing deposits	496,046	445,358	393,528	277,466	248,534
Average interest bearing liabilities	544,663	481,468	412,457	281,651	253,561
Average shareholders’ equity	78,037	51,340	40,955	28,581	26,785

Selected Consolidated Financial Data - continued

December 31

(Dollars in thousands except for share and per share data)	2005	2004	2003	2002	2001
SELECTED FINANCIAL RATIOS:
Return on average assets	0.78%	0.65%	0.48%	0.63%	0.76%
Return on average equity	8.11%	8.52%	6.41%	8.29%	9.39%
Dividend payout	19%	21%	28%	24%	20%
Efficiency (1)	67%	76%	76%	75%	72%
Net interest margin (2)	3.84%	3.43%	3.63%	4.12%	4.51%
Net interest spread (3)	3.26%	3.06%	3.30%	3.68%	3.86%

CAPITAL RATIOS:
Tier 1 leverage ratio	12.35%	8.60%	7.84%	8.54%	7.89%
Risk-based capital
Tier 1	18.10%	13.40%	11.30%	9.95%	11.51%
Total	19.23%	14.61%	12.48%	11.16%	12.76%
Average equity to average assets	9.66%	7.62%	7.43%	7.64%	8.07%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.05%	0.07%	0.12%	0.13%	0.10%
Allowance to period end loans	1.26%	1.29%	1.17%	1.22%	1.26%
Allowance for loan losses to non-performing assets	419%	436%	296%	274%	467%
Non-performing assets to total assets	0.18%	0.17%	0.27%	0.30%	0.19%

OTHER DATA:
Banking locations	26	25	25	21	16
Full-time equivalent employees	275	257	254	233	169

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income, exclusive of non-recurring income.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The sum of the four quarters of earnings per share might not equal the total earnings per share for the full year due to rounding. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data

(Dollars are in thousands)

(Dollars in thousands except for per share data)	2005				2004
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$11,395	$10,624	$9,561	$8,686	$8,016	$7,508	$6,871	$6,693
Interest expense	(3,440)	(3,125)	(2,744)	(2,413)	(2,253)	(2,059)	(1,774)	(1,788)

Net interest income	7,955	7,499	6,817	6,273	5,763	5,449	5,097	4,905
Provision for loan losses	(270)	(255)	(255)	(285)	(370)	(225)	(240)	(435)

Net interest income after Provision for loan losses	7,685	7,244	6,562	5,988	5,393	5,224	4,857	4,470
Non-interest income	1,316	1,416	1,310	1,341	1,247	1,204	1,247	1,234
Gain on sale of branches	—	—	—	—	—	—	—	1,844
Securities loss	(3)	—	—	—	—	—	—	—
Non-interest expenses	(6,117)	(5,784)	(5,583)	(5,321)	(5,090)	(5,110)	(4,824)	(4,756)

Income before income tax expense	2,881	2,876	2,289	2,008	1,550	1,318	1,280	2,792
Income tax expense	(1,046)	(1,075)	(857)	(746)	(567)	(489)	(472)	(1,039)

Net income	$1,835	$1,801	$1,432	$1,262	$983	$829	$808	$1,753

Basic earnings per common share	$0.35	$0.34	$0.35	$0.31	$0.24	$0.20	$0.23	$0.52
Diluted earnings per common share	$0.34	$0.34	$0.33	$0.30	$0.24	$0.20	$0.23	$0.51

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and include statements containing terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Actual events or results may differ materially from the results anticipated in these forward looking statements, due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and the level and composition of deposits, loan demand, and the values of loan collateral; and the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere. All forward looking statements attributable to our Company are expressly qualified in their entirety by these cautionary statements. We disclaim any intent or obligation to update these forward looking statements, whether as a result of new information, future events or otherwise. There is no assurance that future results, levels of activity, performance or goals will be achieved.

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2005 and 2004, and the results of operations for the years ended December 31, 2005, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein.

Executive Summary

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company”), and our wholly owned subsidiary banks and an 80% owned subsidiary, C. S. Processing.

Our subsidiary banks operate through 26 locations in seven Counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is an 80% owned subsidiary, which provides item processing services for our subsidiary banks and the minority shareholder bank (CenterState Bank Mid Florida, which will be acquired in March 2006) which owns the remaining 20%.

During January 2006, we combined two of our four subsidiary banks, First National Bank of Polk County and CenterState Bank of Florida. The combined bank operates under the name CenterState Bank of Florida, National Association. Both banks operated in Polk County, Florida. The two banks were geographically close and their market overlaps continued to grow. The proximity of the two banks led to some confusion with customers and operating inefficiencies. We expect any redundancy and over staffing to cure itself through attrition and Company-wide growth. The combined bank, CenterState Bank of Florida, has twelve banking locations, all in Polk County, Florida. We have no plans to combine any of our remaining banks. With regard to our two other banks as of December 31, 2005, CenterState Bank West Florida (“CSWFL”) operates through eight locations in Pasco, Citrus, Hernando and Sumter Counties, and, First National Bank of Osceola County operates through six locations in Osceola and Orange Counties.

On September 30, 2005 we entered into a definitive agreement to purchase CenterState Bank Mid Florida (“Mid FL”) for $14.50 per share (approximately $14,500,000). The consideration is comprised of $4.35 per share in cash and $10.15 per share in our common stock pursuant to the agreement. The Bank has 1,000,050 common shares outstanding and options on approximately 98,000 additional shares at an average exercise price of approximately $10 per share. Mid FL began operations in January 2004. In February 2004, it purchased two branches from us. Currently, it operates from three locations in Lake County, Florida. At December 31, 2005, it had total assets of approximately $68,600,000 and total stockholders’ equity of approximately $9,000,000. Ernest S. Pinner is our Chairman, President and CEO, and, he is also the Chairman of the Board of Directors of Mid FL. James S. Stalnaker, Jr. is the President and CEO of CSWFL (one of our subsidiary banks), and, he is also a director of Mid FL. Timothy A. Pierson is the President and CEO of Mid FL. Prior to Mr. Pierson’s employment with Mid FL, he worked for us as an executive vice president of one of our subsidiary banks. Mr. Pierson severed his ties with us when he accepted his employment position with Mid FL.

This transaction is expected to close by the end of March 2006. Subsequent to this transaction, we expect to be operating through four banks with 29 locations in eight Counties in Central Florida as summarized in the table below:

Subsidiary Banks	No. of locations	Counties
First National Bank of Osceola (“FNB/Osceola”)	6	Osceola, Orange
CenterState Bank West Florida (“CSWFL”)	8	Pasco, Hernando, Citrus, Sumter
CenterState Bank of Florida (“CSB”)	12	Polk
CenterState Bank Mid Florida (“MidFL”)	3	Lake

During 2005 we completed construction on our Lake Wales branch office (Polk County), which was operating from a temporary facility since its opening in April 2004. We opened one new branch office during 2005. We opened this during October in a temporary facility in Citrus County, and expect to construct a permanent facility during 2006. We also have several more branches planned for the next two years.

During 2005, we also raised additional capital through a secondary public stock offering. On June 24, 2005, we closed the sale of 1,000,000 shares of our common stock to several underwriters in a secondary public offering at a purchase price of $32.50 per share. On July 15, 2005, we closed the sale of an additional 150,000 shares of common stock which were subject to the over-allotment option granted to the underwriters at $32.50 per share. We received net proceeds of $34,854,000 after underwriters discount ($2,243,000 or $1.95 per share) and offering expenses of approximately $278,000.

Our Company’s principal asset is its ownership of the Banks. Accordingly, our consolidated results of operations are primarily dependent upon the results of operations of the Banks. Through our subsidiary Banks, we conduct commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the interest rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and related services, and to a lesser extent commission earned on brokering single family home loans, and commissions earned on the sale of mutual funds, annuities and other non traditional and non insured investments. Non-interest expense consists of compensation and employee benefits, occupancy and equipment expenses, and other operating expenses.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements. The critical accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on our assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry concentrations, historical loan loss experiences and the level of classified and nonperforming loans.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

A standardized loan grading system is utilized at each of our subsidiary Banks. The grading system is integral to our risk assessment function related to lending. Loan officers of each Bank assign a loan grade to their newly originated loans in accordance with the standard loan grades. Throughout the lending relationship, the loan officer is responsible for periodic reviews, and if warranted he/she will downgrade or upgrade a particular loan based on specific events and/or analyses. Loans graded 5 or higher are placed on a watch list each month end and reported to that particular Bank’s board of directors. The Company’s loan review officer, who is independent of the lending function and is not an employee of any subsidiary bank, periodically reviews each Bank’s loan portfolio and lending relationships. He may disagree with a particular Bank’s grade on a particular loan and subsequently downgrade or upgrade such loan(s) based on his risk analysis. As such, our lending process is decentralized, but our credit review process is centralized.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that collateral-dependent loans are generally measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties. We consider loans graded 7 or higher to be impaired.

Deferred Tax Assets

We use an estimate of future earnings to support the position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 9 of the notes to the consolidated financial statements.

Goodwill

Effective July 1, 2001, we adopted SFAS No. 141, Business Combinations, which requires the use of the purchase method of accounting. We acquired CenterState Bank of Florida, in Winter Haven, Florida, on December 31, 2002. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In November 2005, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Stock Based Compensation

We use Accounting Principle Board Opinion No. 25 and related interpretations to account for stock based compensation costs. As such, we estimate the value of options that we grant using the fair value method and the Black-Scholes option pricing model, and disclose this information in the notes to our consolidated financial statements. We do not recognize the estimated values as expense in our consolidated financial statements. Effective with our fiscal year beginning January 1, 2006, we will be required to recognize the estimated values of our stock option grants in our consolidated financial statements using the fair value method.

Under the fair value method, stock option expense is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which when changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of our stock options. SFAS No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified after the first fiscal year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004.

Net Income

Our net income for the year ended December 31, 2005 was $6,330,000 or $1.35 per share (basic) and $1.31 per share (diluted), compared to $4,373,000 or $1.17 per share (basic) and $1.14 per share (diluted) for the year ended December 31, 2004. Exclusive of the non-recurring income relating to the gain from sale of branches, the net income for the year ended December 31, 2004 would have been $3,223,000 or $0.86 per share (basic) and $0.84 per share (diluted).

Our return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2005 were 0.78% and 8.11%, as compared to the ROA and ROE of 0.65% and 8.52% (0.48% and 6.28% exclusive of non recurring income from the gain on sale of branches), for the year ended December 31, 2004. The efficiency ratios for the years ended December 31, 2005 and 2004 were 67% and 76%, respectively.

Net income increased approximately $1,957,000 or 45% to $6,330,000 ($3,107,000 or 96% increase, exclusive of non recurring income from the gain on sale of branches) for the year ended December 31, 2005, compared to $4,373,000 for the same period during 2004.

The table below provides a reconciliation between net income and net income exclusive of non recurring income resulting from the gain on sale of branches.

Amounts are in thousands of dollars, except per share data	2005	2004
Net income	$6,330	$4,373
Gain on sale of branches, net of tax $694	—	(1,150)

Net income exclusive of gain on sale of branches	$6,330	$3,223

Earnings per share, basic	$1.35	$1.17
Gain on sale of branches, net of tax $0.19	—	(0.31)

Earnings per share, basic, exclusive of gain on sale of branches	$1.35	$0.86

Earnings per share, diluted	$1.31	$1.14
Gain on sale of branches, net of tax $0.18	—	(0.30)

Earnings per share, diluted, exclusive of gain on sale of branches	$1.31	$0.84

ROA	0.78%	0.65%
Gain on sale of branches, net of taxes 0.10%	—	(0.17%)

ROA, exclusive of gain on sale of branches	0.78%	0.48%

ROE	8.11%	8.52%
Gain on sale of branches, net of taxes 1.35%	—	(2.24%)

ROE, exclusive of gain on sale of branches	8.11%	6.28%

The primary component contributing to the increase in net income in 2005 compared to 2004 comes from net interest income which increased $7,330,000, or 35%, as shown in the table below. The increase in net interest income was due to both an increase in our net interest margin (“NIM”) and growth in assets. Our NIM was 3.84% in 2005 compared to 3.43% in 2004. Average interest earning assets during 2005 was $744,298,000, compared to $618,589,000 during 2004. Average interest bearing liabilities during 2005 was $544,663,000 compared to $481,468,000 during 2004.

The table below shows a comparison of our condensed consolidated income statements for 2005 and 2004.

Condensed Consolidated Income Statements

Amounts in thousands of dollars (except per share data)	2005	2004	Increase (decrease)%
Net interest income	$28,544	$21,214	$7,330	35%
Provision for loan losses	(1,065)	(1,270)	205	(16)%

Net interest income after loan loss provision	27,479	19,944	7,535	38%
Non interest income	5,380	4,932	448	9%
Gain on sale of branches	—	1,844	n/a	n/a
Non interest expense	(22,805)	(19,780)	(3,025)	15%

Income before income tax	10,054	6,940	3,114	45%
Income tax expense	(3,724)	(2,567)	(1,157)	45%

NET INCOME	$6,330	$4,373	1,957	45%

Gain on sale of branches, net of tax $694 (as reconciled in the table above)		1,150

Net income exclusive of gain on sale of branches	$6,330	$3,223	3,107	96%

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $7,330,000 or 35% to $28,544,000 during the year ended December 31, 2005 compared to $21,214,000 for the year ended December 31, 2004. The $7,330,000 increase was a combination of a $11,178,000 increase in interest income offset by a $3,848,000 increase in interest expense.

Average interest earning assets increased $125,709,000 to $744,298,000 during the year ended December 31, 2005, compared to $618,589,000 for the year ended December 31, 2004. Comparing these same two periods, the yield on average interest earning assets increased from 4.70% in 2004 to 5.41% in 2005. The increase in volume had a positive effect on the change in interest income ($5,046,000 volume variance), and the increase in yields also had a positive effect on the change in interest income ($6,132,000 rate variance). The result was an $11,178,000 increase in interest income.

Average interest bearing liabilities increased $63,195,000 to $544,663,000 during the year ended December 31, 2005, compared to $481,468,000 for the year ended December 31, 2004. Comparing these same two periods, the cost of average interest bearing liabilities increased from 1.64% in 2004 to 2.15% in 2005. The increase in volume resulted in an increase in interest expense ($1,082,000 volume variance), and the increase in yields also resulted in an increase in interest expense ($2,766,000 rate variance). The result was a net increase of $3,848,000 in interest expense. See the tables “Average Balances – Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances – Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2005			2004
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Federal funds sold & money market	$53,701	$1,641	3.06%	$54,579	$714	1.31%
Securities available for sale	207,778	6,101	2.94%	142,781	2,940	2.06%
Loans (1) (2) (7)	482,819	32,524	6.74%	421,229	25,434	6.04%

TOTAL EARNING ASSETS	$744,298	$40,266	5.41%	$618,589	$29,088	4.70%
Allowance for loan losses	(6,143)			(5,365)
All other assets	70,022			60,445

TOTAL ASSETS	$808,177			$673,669

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$99,909	$317	0.32%	87,710	$265	0.30%
Money market	105,625	1,505	1.42%	105,184	1,057	1.01%
Savings	48,739	201	0.41%	44,767	133	0.30%
Time deposits	241,773	7,988	3.30%	207,697	5,730	2.76%
Repurchase agreements	38,210	1,013	2.65%	26,110	193	0.74%
Other borrowed funds (3)	407	16	3.93%	—	—	—%
Corporate debenture (4)	10,000	682	6.82%	10,000	496	4.96%

TOTAL INTEREST BEARING LIABILITIES	$544,663	$11,722	2.15%	481,468	$7,874	1.64%
Demand deposits	182,103			139,084
Other liabilities	3,374			1,777
Shareholders’ equity	78,037			51,340

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$808,177			$673,669

NET INTEREST SPREAD (5)			3.26%			3.06%

NET INTEREST INCOME		$28,544			$21,214

NET INTEREST MARGIN (6)			3.84%			3.43%

(1)	Loan balances are net of deferred fees/cost of origination.
(2)	Interest income on average loans includes fee recognition of $269,000 and $164,000 for the years ended December 31, 2005 and 2004, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and Federal Funds Purchased.
(4)	Includes amortization of origination costs of $38,000 and $38,000 during year ended December 31, 2005 and 2004, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2005 versus 2004
	Volume (1)	Rate (2)	Net Change
INTEREST INCOME
Federal funds sold and money market	$(11)	$938	$927
Securities available for sale	1,338	1,823	3,161
Loans	3,719	3,371	7,090

TOTAL INTEREST INCOME	$5,046	$6,132	$11,178

INTEREST EXPENSE
Deposits
NOW accounts	$37	$15	$52
Money market accounts	4	444	448
Savings	12	56	68
Time deposits	940	1,318	2,258
Repurchase agreements	89	731	820
Other borrowed funds	—	16	16
Corporate debenture	—	186	186

TOTAL INTEREST EXPENSE	$1,082	$2,766	$3,848

NET INTEREST INCOME	$3,964	$3,366	$7,330

(1)	The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.
(2)	The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the current period.

Provision for Loan Losses

The provision for loan loss losses decreased $205,000 or 16% to $1,065,000 during the year ended December 31, 2005, as compared to $1,270,000 for the year ended December 31, 2004. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Asset Quality” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for 2005 decreased by $1,396,000, or 20%, to $5,380,000 as compared to $6,776,000 for the year ending December 31, 2004. The largest component contributing to this difference was the gain on sale of branches that occurred in 2004. Non-interest income, exclusive of this $1,844,000 gain on the sale of branches, increased $448,000, or 9%, in 2005 compared to 2004. Commissions from mortgage broker activities is a function of, and will vary with, market and interest rate environments. Several of our newer branch offices where constructed with second floors, which are currently being leased, until such time we need the additional space, contributing to the increase in rental income. We hired two experienced financial sales professionals during 2004, resulting in increased commissions from the sale of mutual funds and annuities. Overall, the growth of all other fees and service charges relate to our general business growth. Non-interest income items are listed in the table below.

(in thousands of dollars)	2005	2004	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$3,222	$3,113	$109	4%
Commissions from mortgage broker activities	499	571	(72)	(13)%
Loan related fees	283	289	(6)	(2.1)%
Commissions from sale of mutual funds and annuities	321	207	114	55%
Rental income	203	134	69	52%
Other service charges and fees	847	607	240	40%
Loss on sale of securities	(3)	0	(3)	n/a
Gain (loss) on sale of other real estate owned	8	11	(3)	(27)%

Sub-total	$5,380	$4,932	$448	9%
Gain on sale of branches	—	1,844	(1,844)	n/a

Total non-interest income	$5,380	$6,776	$(1,396)	(20)%

Non-Interest Expense

Non-interest expense increased $3,025,000, or 15%, to $22,805,000 for the year ended December 31, 2005, compared to $19,780,000 for the year ended December 31, 2004. We opened two new branches in 2004, one in April 2004 and one in June 2004, and we opened one new branch, in a temporary facility during October 2005. This growth in new facilities, equipment and personnel, along with our overall business growth we experienced during 2005, are the primary reasons for the increase in non-interest expense.

Non-interest expenses are listed in the table below.

(in thousands of dollars)	2005	2004	$ increase (decrease)	% increase (decrease)
Salaries, wages and employee benefits	$12,623	$10,440	$2,183	21%
Occupancy expense	2,780	2,419	361	15%
Depreciation of premises and equipment	1,642	1,526	116	8%
Supplies, stationary and printing	522	456	66	14%
Marketing expenses	447	378	69	18%
Data processing expense	961	864	97	11%
Legal, auditing and other professional fees (1)	577	626	(49)	(8)%
Bank regulatory related expenses	316	276	40	14%
Postage and delivery	270	288	(18)	(6)%
ATM related expenses	399	319	80	25%
Correspondent account expenses	156	196	(40)	(20)%
Item processing direct production expenses	215	208	7	3%
Other expenses	1,897	1,784	113	6%

Total non-interest expense	$22,805	$19,780	$3,025	15%

Note 1:	Out of pocket expenses in 2004 relating to the Company’s first year compliance with Section 404 of the Sarbanes-Oxley Act of 2002 were $240,000. In 2005, second year compliance expenses (out of pocket) were estimated to be about $111,000.

Income Tax Provision

The income tax provision for the year ended December 31, 2005, was $3,724,000, an effective tax rate of 37.0%, as compared to $2,567,000 for the year ended December 31, 2004, an effective tax rate of 37.0%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003.

Net Income

Our net income for the year ended December 31, 2004 was $4,373,000 or $1.17 per share (basic) and $1.14 per share (diluted), compared to $2,626,000 or $0.78 per share (basic) and $0.77 per share (diluted) for the year ended December 31, 2003. Exclusive of the non recurring income relating to the gain from sale of branches, the net income for the year ended December 31, 2004 would have been $3,223,000 or $0.86 per share (basic) and $0.84 per share (diluted).

Our return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2004 were 0.65% and 8.52% (0.48% and 6.28% exclusive of non recurring income from the gain on sale of branches), as compared to the ROA and ROE of 0.48% and 6.41% for the year ended December 31, 2003. The efficiency ratios for the years ended December 31, 2004 and 2003 were 76% for each year.

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

Average Balances – Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2004			2003
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Federal funds sold & money market	$54,579	$714	1.31%	$57,796	$651	1.13%
Securities available for sale	142,781	2,940	2.06%	70,929	1,584	2.23%
Loans (1) (2) (6)	421,229	25,434	6.04%	374,567	23,567	6.29%

TOTAL EARNING ASSETS	$618,589	$29,088	4.70%	$503,292	$25,802	5.13%
Allowance for loan losses	(5,365)			(4,538)
All other assets	60,445			52,112

TOTAL ASSETS	$673,669			$550,866

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$87,710	$265	0.30%	68,155	$261	0.38%
Money market	105,184	1,057	1.01%	83,828	886	1.06%
Savings	44,767	133	0.30%	35,806	142	0.40%
Time deposits	207,697	5,730	2.76%	205,739	6,026	2.93%
Short term borrowings (repos)	26,110	193	0.74%	15,562	73	0.47%
Short term note payable (7)	—	—	—%	600	18	3.00%
Corporate debenture (3)	10,000	496	4.96%	2,767	126	4.55%

TOTAL INTEREST BEARING LIABILITIES	$481,468	$7,874	1.64%	412,457	$7,532	1.83%
Demand deposits	139,084			95,424
Other liabilities	1,777			2,030
Shareholders’ equity	51,340			40,955

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$673,669			$550,866

NET INTEREST SPREAD (4)			3.06%			3.30%

NET INTEREST INCOME		$21,214			$18,270

NET INTEREST MARGIN (5)			3.43%			3.63%

(1)	Loan balances are net of deferred fees/cost of origination.
(2)	Interest income on average loans includes fee recognition of $164,000 and $184,000 for the years ended December 31, 2004 and 2003, respectively.
(3)	Includes amortization of origination costs of $38,000 and $9,000 during year ended December 31, 2004 and 2003, respectively.
(4)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(5)	Represents net interest income divided by total earning assets.
(6)	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
(7)	Includes short-term (usually overnight) Federal Home Loan Bank advances and Federal Funds Purchased.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2004 versus 2003
	Volume (1)	Rate (2)	Net Change
INTEREST INCOME
Federal funds sold and money market	$(36)	$99	$63
Securities available for sale	1,604	(248)	1,356
Loans	2,936	(1,069)	1,867

TOTAL INTEREST INCOME	$4,504	$(1,218)	$3,286

INTEREST EXPENSE
Deposits
NOW accounts	$75	$(71)	$4
Money market accounts	226	(55)	171
Savings	36	(45)	(9)
Time deposits	57	(353)	(296)
Short-term borrowings (repos)	49	71	120
Short-term note payable	(18)	—	(18)
Corporate debenture	329	41	370

TOTAL INTEREST EXPENSE	$754	$(412)	$342

NET INTEREST INCOME	$3,750	$(806)	$2,944

(1)	The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.
(2)	The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the current period.

Provision for Loan Losses

The provision for loan loss losses increased $27,000 or 2% to $1,270,000 during the year ended December 31, 2004, as compared to $1,243,000 for the year ended December 31, 2003. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Asset Quality” regarding the allowance for loan losses for additional information.

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

The primary reason for the increase in non-interest expense is the internal growth we experienced during 2004 net of the non-interest expenses related to the two branches that were sold during February 2004.

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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2005 AND DECEMBER 31, 2004

Overview

Our total assets grew by $117,742,000, or 15.6%, from $753,779,000 at December 31, 2004 to $871,521,000 at December 31, 2005. Part of this growth is attributable to the capital we raised through a public offering during the summer of 2005. If we reduce our asset growth amount by the $34,854,000 net proceeds we raised in our public offering, our total asset growth rate for 2005 would be 11.0%, instead of 15.6%. Our loans increased by $75,653,000, or 17.2%, from $441,005,000 at December 31, 2004 to $516,658,000 at December 31, 2005. Our deposits increased by $57,707,000, or 8.7%, from $659,630,000 at December 31, 2004 to $717,337,000 at December 31, 2005.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2005, were $482,819,000, or 65% of average earning assets, as compared to $421,229,000, or 68% of average earning assets, for the year ending December 31, 2004. Total loans, net of unearned fees and cost, at December 31, 2005 and 2004 were $516,658,000 and $441,005,000, respectively, an increase of $75,653,000, or 17.2%. This represents a loan to total asset ratio of 59% and 59% and a loan to deposit ratio of 72% and 67%, at December 31, 2005 and 2004, respectively. The growth in loans during this period was normal business growth. Market forces were such that loan growth outpaced deposit growth during 2005, which was opposite to the situation during 2004, when deposit growth outpaced loan growth.

Total residential real estate loans totaled $148,090,000 and total commercial real estate loans totaled $219,094,000, making up 29% and 42% (combined total of 71%) of the loan portfolio as of December 31, 2005, respectively. Construction loans totaled $36,352,000, or 7% of the loan portfolio. Commercial loans totaled $63,475,000, or 12% of the loan portfolio. Consumer and all other loans totaled $50,413,000, or 10% of the loan portfolio.

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

The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

Loan Portfolio Composition

(Dollars are in thousands)

Types of Loans at December 31:	2005	2004	2003	2002	2001
Real estate loans:
Residential	$148,090	$129,796	$140,826	$114,183	$84,033
Commercial	219,094	179,846	157,586	117,964	88,711
Construction	36,352	20,032	16,930	22,544	17,917

Total real estate loans	403,536	329,674	315,342	254,691	190,661

Commercial	63,475	64,984	59,175	43,607	30,900
Consumer and other loans	50,413	46,883	39,908	35,906	23,295

Total loans – gross	517,424	441,541	414,425	334,204	244,856

Less: unearned fees/costs	(766)	(536)	(527)	(483)	(431)

Total loans	516,658	441,005	413,898	333,721	244,425

Less: allowance for loan losses	(6,491)	(5,685)	(4,850)	(4,055)	(3,076)

Total loans, net	$510,167	$435,320	$409,048	$329,666	$241,349

Percentage of loans in each category to total loans

	December 31,
	2005	2004	2003	2002	2001
Real estate loans:
Residential	29%	29%	34%	34%	34%
Commercial	42%	41%	38%	35%	36%
Construction	7%	4%	4%	7%	7%

Total real estate loans	78%	74%	76%	76%	77%

Commercial	12%	15%	14%	13%	13%
Consumer and other loans	10%	11%	10%	11%	10%

Total	100%	100%	100%	100%	100%

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at December 31, 2005.

Loan Maturity Schedule

(Dollars are in thousands)

	December 31, 2005
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction	$102,951	$241,006	$137,424	$481,381
Real estate – construction	17,948	12,703	5,392	36,043

Total	$120,899	$253,709	$142,817	$517,424

Fixed interest rate	$22,367	$172,442	$54,617	$249,426
Variable interest rate	132,487	75,753	59,758	267,998

Total	$154,854	$248,195	$114,376	$517,424

The information presented in the above table is based upon the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity structure of the loan portfolio. See “Liquidity and Market Risk Management” for a discussion regarding the repricing structure of the loan portfolio.

Credit Quality and Allowance for Loan Losses

We maintain an allowance for loan losses that we believe is adequate to absorb probable losses inherent in our loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance consists of amounts reserved for specific loans that management believes may prove uncollectible and amounts generally reserved based on our historical loan loss experience. The specific reserve element is the result of a regular analysis of all our loans and commitments based on credit rating classifications. The general reserve element represents an assessment of potential credit problems and is determined based on loan loss experience of each loan type, general economic conditions, the risk characteristics of various classifications of our loans, credit records of our borrowers, the fair market value of underlying collateral and other factors. We are committed to the early recognition of problems and to maintaining a sufficient allowance.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

(Dollars are in thousands)

	2005	2004	2003	2002	2001
Balance, beginning of year	$5,685	$4,850	$4,055	$3,076	$2,730

Loans charged-off:
Commercial	(225)	(133)	(298)	(47)	(4)
Real estate mortgage	—	(112)	(85)	(159)	(92)
Consumer	(134)	(105)	(151)	(160)	(208)

Total loans charged-off	(359)	(350)	(534)	(366)	(304)

Recoveries on loans previously charged-off:
Commercial	52	7	29	1	4
Real estate mortgage	31	3	24	3	43
Consumer	17	35	33	22	26

Total loan recoveries	100	45	86	26	73

Net loans charged-off	(259)	(305)	(448)	(340)	(231)

Provision for loan losses charged to expense	1,065	1,270	1,243	644	577
Acquisition of CSB	—	—	—	675	—
Adjustment relating to sale of branches	—	(130)	—	—	—

Balance, end of year	$6,491	$5,685	$4,850	$4,055	$3,076

Total loans at year end	$516,658	$441,005	$413,898	$333,721	$244,425
Average loans outstanding	$482,819	$421,229	$374,567	$261,511	$227,792

Allowance for loan losses to total loans at year end	1.26%	1.29%	1.17%	1.22%	1.26%
Net charge-offs to average loans outstanding	0.05%	0.07%	0.12%	0.13%	0.10%

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned (“OREO”) and repossessed assets other than real estate. We place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status.

At December 31, 2005 non-accrual loans totaled $852,000. This consisted of an aggregate $502,000 in real estate related loans (6 loans), $41,000 in a mobile home loan (1 loan), $240,000 in a loan collateralized by inventory and accounts receivable (1 loan), and several vehicle, equipment and other miscellaneous loans aggregating $69,000 (5 loans). At December 31, 2005, loans that were past due 90 or more days and still accruing interest totaled $658,000.

There was no other real estate owned (OREO) at December 31, 2005. At December 31, 2005 repossessed assets other than real estate totaled $39,000. This represents two repossessed vehicles.

Total non-performing assets as of December 31, 2005, increased $244,000 or 19% to $1,549,000, compared to $1,305,000 as of December 31, 2004. Non-performing assets, as a percentage of total assets at December 31, 2005 and December 31, 2004, were 0.18% and 0.17%, respectively. We believe the allowance for loan losses at December 31, 2005 was adequate.

Interest income not recognized on non accrual loans was approximately $35,000, $40,000 and $10,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest income recognized on impaired loans was approximately $18,000, $48,000 and $22,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The average recorded investment in impaired loans during 2005, 2004 and 2003 were $987,000, $1,103,000 and $333,000, respectively. The table below summarizes non-performing assets for the periods provided.

Non-Performing Assets

(Dollars are in thousands)

	December 31,
	2005	2004	2003	2002	2001
Non-accrual loans	$852	$890	$1,078	$402	$580
Past due loans 90 days or more and still accruing interest	658	7	246	996	64
Other real estate owned (“OREO”)	—	384	282	65	—
Repossessed assets other than real estate	39	24	35	19	15

Total non-performing assets	$1,549	$1,305	$1,641	$1,482	$659

Total non-performing assets as a percentage of total assets	0.18%	0.17%	0.27%	0.30%	0.19%

Allowance for loan losses as a percentage of non-performing assets	419%	436%	296%	274%	467%

Restructured loans	$—	$—	$—	$—	$—

Recorded investment in impaired loans	$784	$1,053	$368	$433	$163

Allowance for loan losses related to impaired loans	$443	$406	$132	$124	$71

We are continually analyzing our loan portfolio in an effort to recognize and resolve our problem assets as quickly and efficiently as possible. While we believe we use the best information available at the time to make a determination with respect to the allowance for loan losses, we recognize that many factors can adversely impact various segments of our markets, and subsequent adjustments in the allowance may be necessary if future economic indications or other factors differ from the assumptions used in making the initial determination or if regulatory policies change. We continuously focuses our attention on promptly identifying and providing for potential problem loans, as they arise. Although the total allowance for loan losses is available to absorb losses from all loans, management allocates the reserve among the general loan portfolio categories for informational and regulatory reporting purposes. Regulatory examiners may require us to recognize additions to the allowance based upon the regulators’ judgments about the information available to them at the time of their examination, which may differ from our judgments about the allowance for loan losses.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes the Company’s allocation of allowance for loan losses for the periods presented.

Allocation of allowance for loan losses
(Dollars are in thousands)
	December 31,
	2005	2004	2003	2002	2001
Real estate loans:
Residential	$1,093	$876	$815	$854	$603
Commercial	2,949	2,562	1,927	1,789	1,442
Construction	498	324	237	290	245

Total real estate loans	4,540	3,762	2,979	2,933	2,290

Commercial	1,056	1,184	1,301	724	479
Consumer and other loans	792	665	570	398	307
Unallocated	103	74	—	—	—

Total	$6,491	$5,685	$4,850	$4,055	$3,076

Percentage of allowance for loan losses to total loans in each category
	December 31,
	2005	2004	2003	2002	2001
Real estate loans:
Residential	0.74%	0.67%	0.58%	0.75%	0.72%
Commercial	1.35%	1.42%	1.22%	1.52%	1.63%
Construction	1.37%	1.62%	1.40%	1.29%	1.37%
Total real estate loans	1.13%	1.14%	0.94%	1.15%	1.20%

Commercial	1.66%	1.82%	2.20%	1.66%	1.55%
Consumer and other loans	1.57%	1.42%	1.43%	1.11%	1.32%
Total	1.26%	1.29%	1.17%	1.21%	1.26%

Bank Premises and Equipment

Bank premises and equipment was $28,909,000 at December 31, 2005, compared to $25,669,000 at December 31, 2004, an increase of $3,240,000, or 12.6%. The increase resulted in purchases of $4,884,000 less depreciation of $1,642,000 and the sale of a small piece of equipment with a book value of $2,000. We purchased land for two future branch sites. In Osceola County, we purchased a site for approximately $1,000,000, and in Sumter County, we purchased a site for approximately $325,000. We also have deposits on several other parcels of land that we may or may not purchase. These deposits are approximately $45,000. We also constructed an addition to the main office of our CSWFL bank (approximately $450,000), constructed a two story brick branch office in Lake Wales, Florida (approximately $1,500,000), and undertook several other minor remodeling and land improvement projects aggregating approximately $461,000. We purchased approximately $705,000 of furniture, fixtures and equipment during the year, and we increased our current construction in progress (several remodeling projects and the build out of a second floor in one of our newer two story branch office buildings (approximately $106,000)).

Deposits

Total deposits increased $57,707,000 to $717,337,000 as of December 31, 2005, compared to $659,630,000 at December 31, 2004. We do not rely on purchased or brokered deposits as a source of funds. Instead, the generation of deposits within our market area serves as our primary source of funds for investment principally in loans. The tables below summarize selected deposit information for the periods indicated.

Average deposit balance by type and average interest rates

(Dollars are in thousands)

	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non interest bearing demand deposits	$182,103	0.00%	$139,084	0.00%	$95,424	0.00%
NOW accounts	99,909	0.32%	87,710	0.30%	68,155	0.38%
Money market accounts	105,625	1.42%	105,184	1.01%	83,828	1.06%
Savings accounts	48,739	0.41%	44,767	0.30%	35,806	0.40%
Time deposits	241,773	3.30%	207,697	2.76%	205,739	2.93%

Total	$678,149	1.48%	$584,442	1.23%	$488,952	1.50%

Maturity of time deposits of $100,000 or more

(Dollars are in thousands)

	December 31,
	2005	2004	2003
Three months or less	$28,106	$15,261	$18,082
Three through six months	24,057	16,678	20,819
Six through twelve months	31,364	13,886	12,109
Over twelve months	46,672	41,339	30,823

Total	$130,199	$87,164	$81,833

Repurchase Agreements

We, through our subsidiary Banks, enter into borrowing arrangements with retail business customers by agreements to repurchase (“repurchase agreements”) under which we pledge investment securities owned and under our control as collateral against the one-day borrowing arrangement. The daily average balance of these short-term borrowing agreements for the years ended December 31, 2005, 2004 and 2003, was approximately $38,210,000, $26,110,000 and $15,562,000, respectively. Interest expense for the same periods was approximately $1,013,000, $193,000 and $73,000, respectively, resulting in an average rate paid of 2.65%, 0.74% and 0.47% for the years ended December 31, 2005, 2004, and 2003, respectively. The table below summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowings (1)

(Dollars are in thousands)

	Maximum Outstanding at any month end	Average balance	Average interest rate during the year	Ending balance	Weighted average interest rate at year end
Year ended December 31,
2005	$49,046	$38,210	2.65%	$41,811	3.38%
2004	$35,167	$26,110	0.74%	$24,627	1.56%
2003	$24,366	$15,562	0.47%	$17,465	0.28%

(1)	Consists of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually over-night, either through Federal Home Loan Bank advances or Federal Funds Purchased. At December 31, 2005 we had an over-night borrowing of this type of $1,000,000 outstanding. The interest rate was 4.75%. During 2005, our average balance outstanding was $407,000, with an average interest rate of 3.93%. We did not have any of these types of transactions during 2004.

Corporate debenture

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10 million. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change quarterly. The rate in effect during the quarter ended December 31, 2005 was 7.07%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related loan origination costs of $188,000 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

Securities

We account for our investments at fair value and classifies them as available for sale. Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security.

If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the statement of operations. We do not engage in trading activities as defined in Statement of Financial Accounting Standard Number 115.

Our available for sale portfolio totaled $218,841,000 at December 31, 2005 and $191,400,000 at December 31, 2004, or 25% and 25%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

We use our security portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative. Typically, we remain short-term (under 5 years) in our decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. We have designated all of our securities as available for sale to provide flexibility, in case an immediate need for liquidity arises. We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized loss of approximately $2,831,000 at December 31, 2005, compared to $1,236,000 at December 31, 2004.

We invest primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States, mortgage backed securities and obligations of agencies of the United States. In addition, we enter into federal funds transactions with our principal correspondent banks, and act as a net seller of such funds. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by us.

The tables below summarize the maturity distribution of securities, weighted average yield by range of maturities, and distribution of securities for the periods provided.

Maturity Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2005
	Amortized Cost	Estimated Fair Value
AVAILABLE-FOR-SALE
U.S. Treasury and government agencies, mortgage back securities, and obligations of State and political Subdivisions:
One year or less	$75,118	$74,596
Over one through five years	110,488	108,558
Over five through ten years	33,859	33,480
Over ten years	635	635
Federal Reserve Bank stock	773	773
Federal Home Loan Bank stock	699	699
Other equity investment	100	100

Total	$221,672	$218,841

Weighted Average Yield by Range of Maturities

(average yields on securities available for sale are calculated based on amortized cost)

(tax equivalent basis is deemed immaterial)

Dec 31, 2005
One year or less	2.70%
Over one through five years	3.84%
Over five through ten years	4.65%
Over ten years (variable rate security)	4.37%

Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2005		December 31, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AVAILABLE-FOR-SALE
US Treasury securities	$94,396	$93,734	$121,438	$120,809	$58,752	$58,891
US Government agencies	26,817	26,491	21,826	21,717	7,999	7,988
State, county, & municipal	1,135	1,129	635	635	635	635
Mortgage-backed securities	97,452	95,615	47,250	46,752	26,662	26,565
Federal Reserve Bank stock	773	773	674	674	566	566
Federal Home Loan Bank stock	699	699	413	413	612	612
Other investment	400	400	400	400	100	100

Total	$221,672	$218,841	$192,636	$191,400	$95,326	$95,357

Liquidity and Market Risk Management

Market and public confidence in our financial strength and financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, we focus on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on our future obligations. In the table, all deposits with indeterminate maturities, such as demand deposits, checking accounts, savings accounts and money market accounts, are presented as having a maturity of one year or less.

	December 31, 2005
(in thousands of dollars)	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five years
Contractual commitments:
Deposit maturities	$497,893	$387,351	$71,339	$39,179	$24
Securities sold under agreements to repurchase	41,811	41,811	—	—	—
Other borrowed funds	1,000	1,000	—	—	—
Corporate debenture	10,000	—	—	—	10,000
Operating lease obligations	1,180	379	568	233	—

Total	$551,884	$430,541	$71,907	$39,412	$10,024

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. The measurement of our interest rate sensitivity, or gap, is one of the principal techniques we use in our asset/liability management effort. Each of our Banks, generally attempts to maintain a range, set by policy, between rate-sensitive assets and liabilities by repricing periods. Each of our Banks set their own range, approved by their board of directors. Generally, the range is between 1.25 and 0.75. If any of our Banks fall outside their pre-approved range, it requires board action and board approval, by that particular Bank’s board of directors.

The asset mix of our balance sheet is evaluated continually in terms of several variables: yield, credit quality, and appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2005, approximately 52% of total gross loans were adjustable rate and 47% of total investments (includes investment securities, federal funds sold and money market) either reprice or mature in less than one year. Deposit liabilities consisted of approximately $89,309,000 (12%) in NOW accounts, $143,432,000 (20%) in money market accounts and savings, $265,152,000 (37%) in time deposits and $219,444,000 (31%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by maturity or repricing periods, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on our judgment of the most appropriate factors, there is no assurance that, if we had to dispose of such instruments at December 31, 2005, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2005, should not necessarily be considered to apply at subsequent dates.

50

RATE SENSITIVITY ANALYSIS

December 31, 2005

(Dollars are in thousands)

(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Est. Fair Value
INTEREST EARNING ASSETS:
Loans
Fixed rate loans (3)	$22,367	$23,199	$52,887	$47,700	$48,656	$54,617	$249,426	$245,140
Average interest rate	6.89%	6.96%	6.39%	6.63%	7.19%	7.06%	6.84%
Variable rate loans (3)	203,383	12,868	16,942	9,554	15,876	9,375	267,998	267,998
Average interest rate	7.57%	6.56%	6.29%	6.34%	6.55%	6.19%	7.29%
Investment securities (1)
Fixed rate investments	75,118	45,430	30,454	23,130	11,474	33,859	219,465	216,634
Average interest rate	2.70%	3.74%	3.80%	3.92%	4.16%	4.65%	3.57%
Variable rate investments	635	—	—	—	—	—	635	635
Average interest rate	4.37%						4.37%
Federal funds sold (4)	52,977	—	—	—	—	—	52,977	52,977
Average interest rate	4.21%						4.21%
Other earning assets (2)	1,472	—	—	—	—	—	1,472	1,472
Average interest rate	3.37%						3.37%
Bank owned life insurance	6,043	—	—	—	—	—	6,043	6,043
Average interest rate	4.34%						4.34%

Total interest-earning assets	$361,995	$81,497	$100,283	$80,384	$76,006	$97,851	$798,016	$790,899
Average interest rate	5.95%	5.10%	5.59%	5.82%	6.60%	6.14%	5.89%

INTEREST BEARING LIABILITIES
NOW	$89,309	$—	$—	$—	$—	$—	$89,309	$89,309
Average interest rate	0.34%						0.34%
Money market	96,082	—	—	—	—	—	96,082	96,082
Average interest rate	1.92%						1.92%
Savings	47,350	—	—	—	—	—	47,350	47,350
Average interest rate	0.49%						0.49%
CDs $100,000 & over	83,527	19,644	7,154	14,052	5,822		130,199	130,823
Average interest rate	3.37%	4.21%	4.30%	4.69%	4.65%	3.75%
CDs under $100,000	71,083	31,478	13,063	13,954	5,351	24	134,953	135,201
Average interest rate	3.13%	4.03%	4.13%	4.58%	4.41%	4.50%	3.64%
Securities sold under agreements to repurchase	41,811	—	—	—	—	—	41,811	41,811
Average interest rate	3.38%						3.38%
Corporate debenture	10,000	—	—	—	—	—	10,000	10,000
Average interest rate	7.07%						7.07%
Other borrowed funds	1,000	—	—	—	—	—	1,000	1,000
Average interest rate	4.50%						4.50%

Total interest-bearing liabilities	$440,162	$51,122	$20,217	$28,006	$11,173	$24	$550,704	$551,576
Average interest rate	2.18%	4.10%	4.19%	4.64%	4.54%	4.50%	2.60%

Interest sensitivity gap	(78,167)	30,375	80,066	52,378	64,833	97,827
Cumulative gap	(78,167)	(47,792)	32,274	84,652	149,485	247,312
Cumulative gap to total assets	(9.0)%	(5.5)%	3.7%	9.7%	17.2%	28.4%
Cumulative gap (RSA/RSL) (5)	0.82	0.90	1.06	1.16	1.27	1.45

(1)	Securities are shown at amortized cost.
(2)	Represents interest earning Federal Reserve stock and Federal Home Loan Bank stock.
(3)	Loans are shown at gross value.
(4)	Includes fed funds sold and money market accounts held at a large regional bank.
(5)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

Primary Sources and Uses of Funds

Our primary sources of funds during the year ended December 31, 2005 were a $57,775,000 increase in deposits, net proceeds of $34,854,000 received from our public stock offering, $613,000 of proceeds received upon the exercise of stock options by our employees, $10,662,000 in funds provided by operations, a $18,184,000 increase in borrowings, and $392,000 proceeds from the sale of OREO.

Our primary uses of funds during 2005 included a $76,143,000 increase in net loans outstanding, a $4,884,000 increase (purchases) in premises and equipment, a $29,417,000 increase in investment securities net of maturities/sales, $6,000,000 purchase of bank owned life insurance, $1,225,000 in dividends paid to our shareholders and a $4,811,000 increase in federal funds sold and other cash items.

Capital Resources

Total shareholders’ equity at December 31, 2005 was $97,241,000, or 11.2% of total assets compared to $57,664,000, or 7.6% of total assets at December 31, 2004. The $39,577,000 increase was primarily the result of the following items: net proceeds received from our public stock offering ($34,854,000), plus net income ($6,330,000), plus exercise of stock options ($613,000), less dividends paid ($1,225,000), less net change of unrealized losses in securities available for sale ($995,000).

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. Each of our Company’s subsidiary banks’ objective is to maintain its current status as a “well-capitalized institution” as that term is defined by its regulators.

Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on our Company.

Selected consolidated capital ratios at December 31, 2005, and 2004 were as follows:

Capital Ratios

(Dollars are in thousands)

	Actual		Well Capitalized		Excess Amount
	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital: (to risk weighted assets):	$110,344	19.2%	$57,379	10.0%	$52,965
Tier 1 capital: (to risk weighted assets):	$103,853	18.1%	$34,427	6.0%	$69,426
Tier 1 capital: (to average assets):	$103,853	12.4%	$42,029	5.0%	$61,824

As of December 31, 2004:
Total capital: (to risk weighted assets):	$68,894	12.5%	$47,163	10.0%	$21,731
Tier 1 capital: (to risk weighted assets):	$63,209	11.3%	$28,298	6.0%	$34,911
Tier 1 capital: (to average assets):	$63,209	7.8%	$36,755	5.0%	$26,454

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase, and can reduce our earnings from such activities.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters and lines of credit to its customers in the ordinary course of business.

Accounting Pronouncements

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

FASB Statement No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation expense for stock options provided to employees in return for employee service. The expense is measured at the fair value of the options when granted, and is expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified beginning with the next fiscal year beginning after June 15, 2005. Compensation expense will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and thus cannot currently be predicted. Options existing at December 31, 2005, that will vest after adoption date are expected to result in additional compensation expense of approximately $500,000 in 2006 and $440,000 in 2007.

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

Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. Our market risk is composed primarily of interest rate risk. Each of our subsidiary Banks has an Asset/Liability Committee (“ALCO”) which is responsible for reviewing the interest rate sensitivity position, and establishing policies to monitor and limit the exposure to interest rate risk for their specific Bank. Substantially all of our interest rate risk exposure relates to the financial instrument activity of each of our subsidiary Banks. As such, the board of directors of each subsidiary Bank is responsible to review and approve the policies and guidelines established by their Bank’s ALCO.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of our Company as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are set forth in this Form 10-K at page 60.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

(c)	Management’s report on internal control over financial reporting. Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations, also referred to as the Treadway Commission. Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers

Our Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-K as Exhibit 14.1. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Audit Committee Report” and “Section 16(a) Reporting Requirements,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11. Compensation of Executive Officers and Directors

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statement of changes in stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))

3.2	-	Bylaws of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	CenterState Banks of Florida, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.2	-	CenterState Banks of Florida, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 25, 2004 )*

10.3	-	Form of CenterState Banks of Florida, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks of Florida, Inc.

23.1	-	Consent of KPMG LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS OF FLORIDA, INC. and SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Centerstate Banks of Florida, Inc.:

We have audited the accompanying consolidated balance sheets of CenterState Banks of Florida, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of CenterState Banks of Florida, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CenterState Banks of Florida, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effectiveness of, internal control over financial reporting.

/s/ KPMG LLP

March 10, 2006
Tampa, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CenterState Banks of Florida, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that CenterState Banks of Florida, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CenterState Banks of Florida, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 10, 2006
Tampa, Florida
Certified Public Accountants

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands of dollars, except per share data)

	2005	2004
Assets
Cash and due from banks	$41,949	$27,306
Federal funds sold and money market account	52,977	62,809
Investment securities available for sale, at fair value	218,841	191,400

Loans, less allowance for loan losses of $6,491 and $5,685 at December 31, 2005 and 2004, respectively	510,167	435,320
Accrued interest receivable	3,610	2,417
Bank premises and equipment, net	28,909	25,669
Other real estate owned	—	384
Deferred income taxes, net	2,712	1,884
Goodwill	4,675	4,675
Core deposit intangible	479	551
Bank owned life insurance	6,043	—
Prepaid expenses and other assets	1,159	1,364

Total assets	$871,521	$753,779

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$497,893	$484,558
Noninterest bearing	219,444	175,072

Total deposits	717,337	659,630

Securities sold under agreement to repurchase	41,811	24,627
Corporate debenture	10,000	10,000
Other borrowed funds	1,000	—
Accrued interest payable	582	373
Accounts payable and accrued expenses	3,430	1,365

Total liabilities	774,160	695,995

Minority interest	120	120

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 5,250,386 and 4,068,713 shares issued and outstanding at December 31, 2005 and 2004, respectively	52	41
Additional paid-in capital	75,001	39,545
Retained earnings	23,954	18,849
Accumulated other comprehensive income	(1,766)	(771)

Total stockholders’ equity	97,241	57,664

Commitments and contingent liabilities

Total liabilities and stockholders’ equity	$871,521	$753,779

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except per share data)

	2005	2004	2003
Interest income:
Loans	$32,524	$25,434	$23,567
Investment securities	6,101	2,940	1,584
Federal funds sold and money market	1,641	714	651

	40,266	29,088	25,802

Interest expense:
Deposits	10,011	7,185	7,315
Securities sold under agreement to repurchase	1,013	193	73
Corporate debentures	682	496	126
Other borrowed funds	16	—	18

	11,722	7,874	7,532

Net interest income	28,544	21,214	18,270

Provision for loan losses	1,065	1,270	1,243

Net interest income after provision for loan losses	27,479	19,944	17,027

Other income:
Service charges on deposit accounts	3,222	3,113	2,925
Other service charges and fees	2,153	1,808	1,763
Gain on sale of branches	—	1,844	—
Loss on sale of securities	(3)	—	(1)
Gain on sale of other real estate owned	8	11	—

	5,380	6,776	4,687

Other expenses:
Salaries, wages and employee benefits	12,623	10,440	9,055
Occupancy expense	2,780	2,419	2,316
Depreciation of premises and equipment	1,642	1,526	1,505
Supplies, stationary and printing	522	456	473
Marketing expenses	447	378	277
Data processing expense	961	864	796
Legal, audit and other professional fees	577	626	512
Other expenses	3,253	3,071	2,613

Total other expenses	22,805	19,780	17,547

Income before provision for income taxes	10,054	6,940	4,167

Provision for income taxes	3,724	2,567	1,541

Net income	$6,330	$4,373	$2,626

Earnings per share:
Basic	$1.35	$1.17	$0.78

Diluted	$1.31	$1.14	$0.77

Common shares used in the calculation of earnings per share:
Basic	4,678,523	3,750,158	3,364,824

Diluted	4,814,597	3,828,154	3,428,819

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2005, 2004, and 2003

(in thousands of dollars)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Comprehensive income
Balances at January 1, 2003	34	26,036	13,523	322	39,915
Dividends paid	—	—	(740)	—	(740)
Stock options exercised	—	102	—	—	102
Comprehensive income:
Net income	—	—	2,626	—	2,626	$2,626
Unrealized holding loss on available for sale securities, net of deferred income taxes of $174	—	—	—	(302)	(302)	(302)

Total comprehensive income						$2,324

Acquisition of CenterState Bank purchase price adjustment	—	362	—	—	362

Balances at December 31, 2003	$34	$26,500	$15,409	$20	$41,963
Dividends paid	—	—	(933)	—	(933)
Stock options exercised	—	321	—	—	321
Tax effect of tax deduction in excess of book deduction on options exercised during the year	—	33	—	—	33
Comprehensive income:
Net income	—	—	4,373	—	4,373	$4,373
Unrealized holding loss on available for sale securities, net of deferred income taxes of $476	—	—	—	(791)	(791)	(791)

Total comprehensive income						$3,582

Shareholder rights offering (net of cost)	7	12,691	—	—	12,698

Balances at December 31, 2004	$41	$39,545	$18,849	$(771)	$57,664
Dividends paid	—	—	(1,225)	—	(1,225)
Stock options exercised	—	613	—	—	613
Comprehensive income:
Net income	—	—	6,330	—	6,330	$6,330
Unrealized holding loss on available for sale securities, net of deferred income taxes of $600	—	—	—	(995)	(995)	(995)

Total comprehensive income						$5,335

Public stock offering (net of cost)	11	34,843	—	—	34,854

Balances at December 31, 2005	$52	$75,001	$23,954	$(1,766)	$97,241

	2005	2004	2003
Disclosure of reclassification amounts:
Unrealized holding loss arising during the year	$(995)	$(791)	$(302)
Add: reclassified adjustments for loss included in net income, net of income taxes, at December 31, 2005, 2004 and 2003 of $1, $0 and $0, respectively	(2)	—	—

Net unrealized loss on securities	$(997)	$(791)	$(302)

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

(in thousands of dollars)

	2005	2004	2003
Cash flows from operating activities:
Net income	$6,330	$4,373	$2,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,065	1,270	1,243
Depreciation of premises and equipment	1,642	1,526	1,505
Amortization of intangibles	4	(58)	(172)
Net amortization/accretion of investment securities	378	470	631
Net deferred loan origination fees	231	9	44
Write down of other real estate owned	—	29	—
Gain on sale of other real estate owned	(8)	(11)	—
Loss on sale of fixed assets	2	—	—
Deferred income taxes	(228)	584	(290)
Realized gain on sale of available for sale securities	3	—	1
Gain on sale of branches	—	(1,844)	—
Tax deduction in excess of book deduction on options exercised	—	33	—
Bank owned life insurance interest accrual	(43)	—	—
Cash provided by (used in) changes in:
Net change in accrued interest receivable	(1,193)	(377)	(117)
Net change in prepaid expenses and other assets	205	(554)	(467)
Net change in accrued interest payable	209	15	(8)
Net change in accounts payable and accrued expenses	2,065	580	158

Net cash provided by operating activities	10,662	6,045	5,154

Cash flows from investing activities:
Purchases of investment securities available for sale	(62,899)	(126,110)	(57,944)
Purchases of mortgage backed securities available for sale	(78,570)	(32,783)	(30,162)
Proceeds from callable investment securities available for sale	—	5,000	15,000
Proceeds from maturities of investment securities available for sale	81,500	44,105	20,000
Proceeds from pay-downs of mortgage backed securities available for sale	27,559	11,779	7,441
Proceeds from sales of investment securities available for sale	2,993	229	999
Purchase of bank owed life insurance	(6,000)	—	—
Increase in loans, net of repayments	(76,143)	(49,498)	(80,933)
Purchases of premises and equipment	(4,884)	(5,883)	(4,114)
Proceeds from sale of other real estate owned	392	497	47
Net cash paid in connection with CSB merger	—	(65)	(2,335)
Net cash from branch sales	—	829	—
Increase in goodwill due to cash payments for fractional shares related to CSB merger	—	—	(5)

Net cash used in investing activities	(116,052)	(151,900)	(132,006)

Cash flows from financing activities:
Net increase in demand and savings deposits	57,775	145,543	97,047
Net increase in securities sold under agreement to repurchase	17,184	7,162	7,460
Issuance of corporate debenture	—	—	10,000
Net increase in other borrowed funds	1,000	—	—
Net proceeds of public stock offering	34,854	—	—
Stock options exercised	613	321	102
Net proceeds of shareholder rights offering		12,698	—
Proceeds from sale of minority interest of subsidiary	—	120	—
Dividends paid	(1,225)	(933)	(740)

Net cash provided by financing activities	110,201	164,911	113,869

Net increase (decrease) in cash and cash equivalents	4,811	19,056	(12,983)

Cash and cash equivalents, at beginning of year	90,115	71,059	84,042

Cash and cash equivalents, at end of year	$94,926	$90,115	$71,059

65	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,2005, 2004, and 2003

(in thousands of dollars)

	2005	2004	2003
Supplemental schedule of noncash activities:
Market value adjustment-investment securities available for sale Market value adjustment-investment securities	$(1,595)	$(1,267)	$(476)
Deferred income tax asset	600	476	174

Unrealized loss on investments available for sale	$(995)	(791)	$(302)

Transfer of loans to other real estate owned	$—	617	$264

Purchase price adjustment related to CSB acquisition	$—	—	$362

Cash paid during the year for:
Interest	$11,476	7,845	$7,531

Income taxes	$2,560	2,038	$1,715

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

(1)	Nature of Operations and Summary of Significant Accounting Policies

The consolidated financial statements of CenterState Banks of Florida, Inc. (the “Company”) include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company”), its four wholly owned subsidiary banks and an 80% owned subsidiary, C. S. Processing.

The Company, through its subsidiary banks, operates through 26 locations in seven Counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is an 80% owned subsidiary at December 31, 2005, which provides item processing services for the Company’s four subsidiary banks and the minority shareholder bank which owns the remaining 20%.

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

A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security.

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

December 31, 2005 and 2004

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

The Company follows a consistent procedural discipline and maintains the allowance at a level adequate to absorb probable losses in the loan portfolio at the date of the financial statements. The following is a description of how each portion of the allowance for loan losses is determined.

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

In July 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102 (“SAB 102”) which expresses certain of the staff’s views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with U.S.

68	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

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

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable

69	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

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

Substantially all of the Company’s employees are covered under the Company’s employee benefit plan. The expense of providing this plan is charged to income in the year the expense is incurred.

Certain directors and key employees are covered under the Company’s stock option plans. The Company applies Accounting Principle Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with FASB Statement No. 123R, the Company’s net income would have been reduced to the pro forma amounts indicated below (amounts are in thousands of dollars except for per share data):

	December 31,
	2005	2004	2003
Net income, as reported	$6,330	$4,373	$2,626
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(369)	(420)	(117)

Pro forma net income	$5,961	$3,953	$2,509

Basic earnings per share, as reported	$1.35	$1.17	$0.78
Deduct per share stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(0.08)	(0.11)	(0.03)

Pro forma basic earnings per share	$1.27	$1.06	$0.75

Diluted earnings per share, as reported	$1.31	$1.14	$0.77
Deduct per share stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(0.07)	(0.11)	(0.04)

Pro forma diluted earnings per share	$1.24	$1.03	$0.73

(k)	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is the unrealized gain or loss on investment securities available for sale, net of applicable deferred taxes.

70	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

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

FASB Statement No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation expense for stock options provided to employees in return for employee service. The expense is measured at the fair value of the options when granted, and is expensed over the employee service period, which is the vesting period of the options. This will apply to awards granted or modified beginning with the next fiscal year beginning after June 15, 2005. Compensation expense will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and thus cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $500 in 2006 and $440 in 2007.

71	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

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

(2)	Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale at December 31, 2005 and 2004, are as follows:

	December 31, 2005
	Amortized cost	Gross Unrealized Gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$94,396	$––	$(662)	$93,734
Obligations of U.S. government agencies	26,817	––	(326)	26,491
Mortgage backed securities	97,452	1	(1,838)	95,615
Municipal securities	1,135	––	(6)	1,129
Federal Home Loan Bank stock	699	––	––	699
Federal Reserve Bank stock	773	––	––	773
Other investments	400	––	––	400

	$221,672	$1	$(2,832)	$218,841

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross Unrealized losses	Estimated Fair value
U.S. Treasury securities	$121,438	$––	$(629)	$120,809
Obligations of U.S. government agencies	21,826	1	(110)	21,717
Mortgage backed securities	47,250	8	(506)	46,752
Municipal securities	635	––	––	635
Federal Home Loan Bank stock	413	––	––	413
Federal Reserve Bank stock	674	––	––	674
Other investments	400	––	––	400

	$192,636	$9	$(1,245)	$191,400

72	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated Fair Value
Investment securities available for sale
Due in one year or less	$75,118	$74,596
Due after one year through five years	110,488	108,558
Due after five years through fifteen years	33,859	33,480
Due after fifteen years through thirty years	635	635
Federal Home Loan Bank stock	699	699
Federal Reserve Bank stock	773	773
Other equity investment	100	100

	$221,672	$218,841

At December 31, 2005, the Company had $2,568 (estimated fair value) in investment securities pledged to the Treasurer of the State of Florida as collateral on public fund deposits and for other purposes required or permitted by law. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with fair values of $80,047 and $41,188 at December 31, 2005 and 2004, respectively.

Proceeds from sales of investment securities available for sale were $2,993, $229 and $999 for the years ending December 31, 2005, 2004 and 2003, respectively. Gross realized losses on sales of investment securities available for sale during 2005, 2004 and 2003 were $3, $0 and $1, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

	December 31, 2005
	less than 12 months		12 months or more		Total
	fair value	Unrealized Losses	fair value	unrealized losses	fair value	Unrealized Losses
U.S. Treasury securities	$46,035	$274	$44,714	$388	$90,749	$662
Obligations of U.S. government agencies	13,817	157	12,674	169	26,491	326
Mortgage backed securities	65,273	978	25,954	860	91,227	1,838
Municipal securities	494	6	—	—	494	6

Total temporarily impaired securities	$125,619	$1,415	$83,342	$1,417	$208,961	$2,832

	December 31, 2004
	less than 12 months		12 months or more		Total
	fair value	unrealized losses	fair value	unrealized losses	fair value	Unrealized Losses
U.S. Treasury securities	$107,351	$577	$8,437	$52	$115,788	$629
Obligations of U.S. government agencies	14,762	79	1,970	31	16,732	110
Mortgage backed securities	28,713	307	10,652	199	39,365	506

Total temporarily impaired securities	$150,826	$963	$21,059	$282	$171,885	$1,245

73	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

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

(3)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2005 and 2004 are:

	December 31,
	2005	2004
Real estate:
Residential	$148,090	$129,796
Commercial	219,094	179,846
Construction	36,352	20,032

Total real estate	403,536	329,674

Commercial	63,475	64,984
Consumer and other loans	50,413	46,883

	517,424	441,541

Less: Deferred loan origination fees, net	766	536

Total loans	516,658	441,005
Less: Allowance for loan losses	6,491	5,685

Total net loans	$510,167	$435,320

The following is a summary of information regarding nonaccrual loans, impaired loans and other real estate owned at December 31, 2005 and 2004:

	December 31,
	2005	2004
Nonaccrual loans	$852	$890

Recorded investment in impaired loans	$784	$1,053

Allowance for loan losses related to impaired loans	$443	$406

Other real estate owned	$—	$384

74	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

	Interest income not recognized on nonaccrual loans	Interest Income recognized on impaired Loans	Average recorded investment in impaired loans
For years ended December 31:
2005	$35	$18	$987
2004	$40	$48	$1,103
2003	$10	$22	$333

Certain principal stockholders, directors and officers and their related interests were indebted to the Company as summarized below, for the periods ending December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
Balance, beginning of year	$11,037	$13,230	$11,768
Additional new loans	9,914	5,297	4,488
Repayments on outstanding loans	7,413	7,490	3,026

Balance, end of year	$13,538	$11,037	$13,230

All such loans were made in the ordinary course of business. At December 31, 2005, 2004 and 2003, certain principal stockholders, directors and officers of the Company and their related interests had $5,541, $5,272 and $3,864, respectively, available in lines of credit.

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003, are as follows:

	December 31,
	2005	2004	2003
Balance, beginning of year	$5,685	$4,850	$4,055
Provision charged to operations	1,065	1,270	1,243
Loans charged-off	(359)	(350)	(534)
Recoveries of previous charge-offs	100	45	86
Adjustment relating to sale of branches	—	(130)	—

Balance, end of year	$6,491	$5,685	$4,850

75	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

(4)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2005 and 2004, is as follows:

	December 31,
	2005	2004
Land	$10,509	$9,139
Land improvements	571	309
Buildings	16,501	14,456
Leasehold improvements	1,243	1,139
Furniture, fixtures and equipment	9,641	8,936
Construction in progress	249	143

	38,714	34,122
Less: Accumulated depreciation	9,805	8,453

	$28,909	$25,669

(5)	Deposits

A detail of deposits at December 31, 2005 and 2004 is as follows:

	December 31,
	2005	Weighted average interest rate	2004	Weighted Average Interest rate
Non-interest bearing deposits	$219,444	0.0%	$175,072	0.0%
Interest bearing deposits:
Interest bearing demand deposits	89,309	0.3%	100,496	0.3%
Savings deposits	47,350	0.5%	51,011	0.3%
Money market accounts	96,082	1.9%	119,881	1.2%
Time deposits less than $100,000	134,953	3.5%	126,006	3.0%
Time deposits of $100,000 or greater	130,199	3.7%	87,164	3.0%

	$717,337	1.7%	$659,630	1.3%

The following table presents the amount of certificate accounts at December 31, 2005, maturing during the periods reflected below:

Year	Amount
2006	$154,610
2007	51,122
2008	20,217
2009	28,006
2010	11,173
beyond 2010	24

Total	$265,152

76	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

A summary of interest expense on deposits for the years ended December 31, 2005, 2004 and 2003, is as follows:

	December 31,
	2005	2004	2003
Interest-bearing demand deposits	$317	$265	$261
Savings deposits	201	133	142
Money market accounts	1,505	1,057	886
Time deposits less than $100,000	4,392	3,480	3,803
Time deposits of $100,000 or greater	3,596	2,250	2,223

	$10,011	$7,185	$7,315

The Company had deposits from certain principle shareholders, directors and officers and their related interests of approximately $18,630, and $10,274 at December 31, 2005 and 2004, respectively.

(6)	Securities sold under agreements to repurchase

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2005 and 2004, the Company had $41,811 and $24,627 in repurchase agreements with weighted average interest rates of 3.38% and 1.56%, respectively. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with fair values of $80,047 and $41,188 at December 31, 2005 and 2004, respectively.

Repurchase agreements averaged $38,210, $26,110 and $15,562 for the years ended December 31, 2005, 2004 and 2003, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $49,046, $35,167 and $24,366, respectively. Total interest expense paid on repurchase agreements for the years ending December 31, 2005, 2004 and 2003, was $1,013, $193 and $73, respectively.

(7)	Other borrowed funds

From time to time the Company will borrow short-term either through Federal Home Loan Bank advances or Federal Funds Purchased. As of December 31, 2005, $1,000 of Federal Funds Purchased was outstanding with an overnight maturity and an interest rate of 4.5%.

(8)	Corporate debenture

The Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debentue (three month LIBOR plus 305 basis points). The rate is subject to change on a quarterly basis. The rate in effect during the quarter ended December 31, 2005 was 7.07%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related loan origination costs of $188 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

77	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

(9)	Income Taxes

The provision for income taxes at December 31, 2005, 2004 and 2003, consists of the following:

	Current	Deferred	Total
December 31, 2005:
Federal	$3,375	$(195)	$3,180
State	577	(33)	544

	$3,952	$(228)	$3,724

December 31, 2004:
Federal	$1,681	$499	$2,180
State	301	86	387

	$1,982	$585	$2,567

December 31, 2003:
Federal	$1,557	$(249)	$1,308
State	274	(41)	233

	$1,831	$(290)	$1,541

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,414	$2,085
Deferred loan fees	289	202
Merger cost	50	50
Intangible assets	16	36
Unrealized loss on investment securities available for sale	1,065	464
Net operating loss carryforward	32	277
Other	97	—

Total deferred tax asset	3,963	3,116

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(650)	(630)
Core deposit intangible	(180)	(207)
Like kind exchange	(293)	(293)
Accretion of discounts on investments	(128)	(67)
Other	—	(33)

Total deferred tax liability	(1,251)	(1,232)

Net deferred tax asset	$2,712	$1,884

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

December 31, 2005 and 2004

income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

A reconciliation between the actual tax expense and the “expected” tax expense (computed by applying the U.S. federal corporate rate of 34 percent to earnings before income taxes) for the years ending December 31, 2005, 2004 and 2003 is as follows:

	December 31,
	2005	2004	2003
“Expected” tax expense	$3,418	$2,360	$1,417
Tax exempt interest, net	(79)	(84)	(51)
State income taxes, net of federal income tax benefits	366	256	154
Other, net	19	35	21

	$3,724	$2,567	$1,541

(10)	Rent

The following is a schedule of future minimum annual rentals under the noncancellable operating leases of the Company’s facilities:

Year ending December 31,
2006	$379
2007	349
2008	219
2009	233

$1,180

Rent expense for the years ended December 31, 2005, 2004 and 2003, was $403, $335 and $304, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

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

December 31, 2005 and 2004

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

Repurchase agreements and other borrowed funds – The carrying amount of the repurchase agreements and other borrowed funds approximate their fair value due to the short-term nature of the agreement and the market interest rates charged.

Corporate debenture – Because it reprices quarterly and has no significant change in credit risk, fair value is based on carrying value.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments.

	December 31, 2005
	Carrying Amount	Fair value
Financial assets:
Cash and cash equivalents	$94,926	$94,926
Investment securities available for sale	218,841	218,841
Loans, less allowance for loan losses of $6,491	510,167	505,880

Financial liabilities:
Deposits:
Without stated maturities	$452,185	$452,185
With stated maturities	265,152	266,024
Securities sold under agreement to repurchase	41,811	41,811
Corporate debenture	10,000	10,000
Other borrowed funds	1,000	1,000

80	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Office of Comptroller of the Currency and the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

81	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2005 and 2004, are presented in the table below.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:
Total capital (to risk weighted assets)	$110,344	19.2%	$45,903	>8%	$57,379	>10%
Tier 1 capital (to risk weighted assets)	103,853	18.1%	22,951	>4%	34,427	>6%
Tier 1 capital (to average assets)	103,853	12.4%	33,623	>4%	42,029	>5%

December 31, 2004:
Total capital (to risk weighted assets)	$68,894	14.6%	$37,730	>8%	$47,163	>10%
Tier 1 capital (to risk weighted assets)	63,209	13.4%	18,865	>4%	28,298	>6%
Tier 1 capital (to average assets)	63,209	8.6%	29,404	>4%	36,755	>5%

A summary of actual, required, and capital levels necessary to be considered well-capitalized for each of the Company’s subsidiary Banks as of December 31, 2005 and 2004, are presented in the table below.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:
First National Bank of Osceola County
Total capital (to risk weighted assets)	$19,667	12.6%	$12,465	>8%	$15,581	>10%
Tier 1 capital (to risk weighted assets)	17,911	11.5%	6,233	>4%	9,349	>6%
Tier 1 capital (to average assets)	17,911	7.2%	9,930	>4%	12,412	>5%
CenterState Bank West Florida, N.A.
Total capital (to risk weighted assets)	21,051	10.4%	16,226	>8%	20,282	>10%
Tier 1 capital (to risk weighted assets)	18,531	9.1%	8,113	>4%	12,169	>6%
Tier 1 capital (to average assets)	18,531	7.5%	9,850	>4%	12,312	>5%
First National Bank of Polk County
Total capital (to risk weighted assets)	14,597	18.5%	6,316	>8%	7,895	>10%
Tier 1 capital (to risk weighted assets)	13,688	17.3%	3,158	>4%	4,737	>6%
Tier 1 capital (to average assets)	13,688	7.8%	6,989	>4%	8,736	>5%
CenterState Bank of Florida
Total capital (to risk weighted assets)	13,759	10.1%	10,859	>8%	13,573	>10%
Tier 1 capital (to risk weighted assets)	12,453	9.2%	5,429	>4%	8,144	>6%
Tier 1 capital (to average assets)	12,453	7.3%	6,845	>4%	8,556	>5%

December 31, 2004:
First National Bank of Osceola County
Total capital (to risk weighted assets)	$15,754	12.0%	$10,505	>8%	$13,131	>10%
Tier 1 capital (to risk weighted assets)	14,144	10.8%	5,252	>4%	7,879	>6%
Tier 1 capital (to average assets)	14,144	6.6%	8,611	>4%	10,764	>5%
CenterState Bank West Florida, N.A.
Total capital (to risk weighted assets)	17,941	10.6%	13,528	>8%	16,910	>10%
Tier 1 capital (to risk weighted assets)	15,948	9.4%	6,764	>4%	10,146	>6%
Tier 1 capital (to average assets)	15,948	7.6%	8,349	>4%	10,436	>5%
First National Bank of Polk County
Total capital (to risk weighted assets)	12,903	19.3%	5,344	>8%	6,680	>10%
Tier 1 capital (to risk weighted assets)	12,066	18.1%	2,672	>4%	4,008	>6%
Tier 1 capital (to average assets)	12,066	6.9%	7,022	>4%	8,778	>5%
CenterState Bank of Florida
Total capital (to risk weighted assets)	10,719	10.3%	8,310	>8%	10,388	>10%
Tier 1 capital (to risk weighted assets)	9,792	9.4%	4,155	>4%	6,233	>6%
Tier 1 capital (to average assets)	9,792	7.6%	5,164	>4%	6,455	>5%

(13)	Dividends

The Company declared and paid cash dividends of $1,225, $933 and $740 during the years ended December 31, 2005, 2004 and 2003, respectively. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2005 dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $12,958, subject to the Banks meeting or exceeding regulatory capital requirements.

(14)	Stock Option Plans

The Company has authorized 365,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options are granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options become 25% vested immediately as of the grant date and will continue to vest at a rate of 25% on each anniversary date thereafter. At December 31, 2005, there were 69,230 shares available for future grants. In addition to the 1999 Plan, the Company has assumed and converted the stock option plans of the four subsidiary Banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2005, they represented exercisable options on 73,739 shares of the Company’s common stock.

In 2004, the Company’s shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 200,000, which amount shall be increased on December 31 of each calendar year for an amount equal to 6% of the increase in the outstanding shares of common stock from January 1 of each calendar year (from February 27, 2004 for the 2004 calendar year). During July 2004, the Company granted options for 30,607 shares of common stock pursuant to the ESPP. The options vest at the date of grant. The exercise price was $20.31 per share and the options expired on June 30, 2005. As of December 31, 2005, there are no grants outstanding pursuant to this plan.

82	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

A summary of the status of the Company’s stock option plans at December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Number	Weighted Average Exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Stock Options
Options outstanding, beginning of year	344,333	$19.96	245,086	$14.25	224,657	$13.20
Granted	20,500	$34.00	122,000	$29.98	41,500	$19.25
Exercised	(9,124)	$17.09	(19,503)	$12.11	(7,421)	$13.85
Forfeited	(2,250)	$18.34	(3,250)	$13.16	(13,650)	$12.38

Options outstanding, end of year	353,459	$20.86	344,333	$19.96	245,086	$14.25

Options exerciseable at end of year	266,709	$18.07	232,208	$16.07	185,519	$13.56

Weighted-average fair value of options granted during the year per share	$16.13		$13.45		$5.59

Employee Stock Purchase Plan
Options outstanding, beginning of year	26,404	$20.31	—	—	—	—
Granted	—	—	30,607	$20.31	—	—
Exercised	(22,549)	$20.31	(4,203)	$20.31	—	—
Forfeited	(3,855)	$20.31	—	—	—	—

Options outstanding, end of year	—	—	26,404	$20.31	—	—

Options exerciseable at end of year	—	—	26,404	$20.31	—	—

Weighted-average fair value of options granted during the year per share	—		$4.97		—

Under the fair value method, stock option expense is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which when changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Company used the following variables: ten year U.S. government treasury rates for the risk free rate at the date of grant (ranged between 4.14% and 4.47%); dividend yield was calculated by dividing the dividend paid during the year of grant by the fair value of the underlying stock as of the grant date (ranged between 0.61% and 0.83%); expected volatility was calculated as of the grant date, ranging from approximately 31.1 through 31.7; and an expected life of 10 years.

83	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of exercise prices	Number outstanding at December 31, 2005	Weighted Remaining Contractual Life	Weighted average exercise price	Number exercisable at December 31, 2005	Weighted average exercise price at December 31, 2005
$7.25 - $10.88	11,615	13 months	$8.34	11,615	$8.34
$10.89 - $16.34	160,719	59 months	$13.54	160,719	$13.54
$16.35 - $24.53	51,625	90 months	$19.53	34,500	$19.45
$24.54 - $36.81	126,500	108 months	$31.40	59,125	$31.21
$36.82 -$39.55	3,000	114 months	$39.55	750	$39.55

(15)	Employee Benefit Plan

Substantially all of the subsidiary banks employees are covered under the Company’s 401(k) compensation and incentive plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2005, 2004 and 2003, the Company’s contributions to the plan were $650, $470 and $378, respectively, which are included in salary and benefits on the consolidated statement of operations.

84	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

(16)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheet

December 31, 2005 and 2004

	2005	2004
Assets:
Cash and due from banks	$3,850	$10,602
Inter-company receivable from bank subsidiaries	37,000	—
Investment in wholly-owned bank subsidiaries	65,971	56,405
Investments	400	400
Prepaid expenses and other assets	509	626

Total assets	$107,730	$68,033

Liabilities:
Accounts payable and accrued expenses	489	369
Corporate debenture	10,000	10,000

Total liabilities	10,489	10,369
Shareholders’ Equity:
Common stock	52	41
Additional paid-in capital	75,001	39,545
Retained earnings	23,954	18,849
Accumulated other comprehensive loss	(1,766)	(771)

Total shareholders’ equity	97,241	57,664

Total liabilities and shareholders’ equity	$107,730	$68,033

Condensed Statements of Operations

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Other income	$21	$8	$—
Interest expense	682	496	144
Operating expenses	1,303	1,174	725

Loss before equity in net earnings of subsidiaries	(1,964)	(1,662)	(869)

Equity in net earnings of subsidiaries (net of income tax expense of $4,457, $3,187 and $1,865 at December 31, 2005, 2004 and 2003, respectively)	7,561	5,415	3,171

Net income before income tax benefit	5,597	3,753	2,302
Income tax benefit	(733)	(620)	(324)

Net income	$6,330	$4,373	$2,626

85	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

Condensed Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$6,330	$4,373	$2,626
Tax deduction in excess of book deduction on options exercised	—	33	—
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(7,561)	(5,415)	(3,171)
Increase (decrease) in payables and accrued expenses	120	244	(194)
Decrease (increase) in other assets	117	(299)	(240)

Net cash flows used in operating activities	(994)	(1,064)	(979)

Cash flows from investing activities:
Inter-company receivables from subsidiary banks	(37,000)	—	—
Cash payments for fractional shares	—	—	(5)
Cash payments to CSB shareholders	—	(65)	(2,335)
Purchase of equity investment, available for sale portfolio	—	—	(100)
Purchase of CD investment, available for sale portfolio	—	(300)	—
Investment in subsidiaries	(3,000)	(4,600)	(5,200)
Dividend received from subsidiaries	—	—	3,188

Net cash flows used in investing activities	(40,000)	(4,965)	(4,452)

Cash flows from financing activities:
Stock options exercised	613	321	102
Dividends paid to shareholders	(1,225)	(933)	(740)
Public stock offering (net of cost)	34,854	—	—
Corporate debenture	—	—	10,000
Shareholder rights offering (net of cost)	—	12,698	—

Net cash flows provided by financing activities	34,242	12,086	9,362

Net (decrease )increase in cash and cash equivalents	(6,752)	6,057	3,931

Cash and cash equivalents at beginning of year	10,602	4,545	614

Cash and cash equivalents at end of year	$3,850	$10,602	$4,545

86	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

Condensed Statements of Cash Flows - continued

	2005	2004	2003
Supplemental disclosure of noncash activities:
Market value adjustment – investment securities available for sale:
Market value adjustment – investment securities	$(1,595)	$(1,267)	$(476)
Deferred income tax asset	600	476	174

Unrealized loss on investment securities available for sale, net	$(995)	$(791)	$(302)

Acquisition of CSB purchase price adjustment	$—	$—	$362

(17)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004
Standby letters of credit	$4,817	$2,573
Available lines of credit	103,611	78,548
Unfunded loan commitments – fixed	13,790	15,351
Unfunded loan commitments – variable	23,595	12,821

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

December 31, 2005 and 2004

Outstanding commitments are deemed to approximate fair value due to the variable nature of the interest rates involved and the short-term nature of the commitments.

(18)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus and Polk Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2005, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of Osceola, Orange, Pasco, Hernando, Citrus, Sumter and Polk Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

(19)	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	2005	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$6,330	$4,373	$2,626

Denominator:
Denominator for basic earnings per share - weighted-average shares	4,678,523	3,750,158	3,364,824
Effect of dilutive securities:
Employee stock options	136,074	77,996	63,995

Denominator for diluted earnings per share - adjusted weighted-average shares	4,814,597	3,828,154	3,428,819

Basic earnings per share	$1.35	$1.17	$0.78
Diluted earnings per share	$1.31	$1.14	$0.77

88	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2005 and 2004

(20)	Investment in CenterState Home Loans, LLC

The Company acquired a 49% interest in a newly formed joint venture, CenterState Home Loans, LLC, during 2004 for $34. The entity, located in Orlando, Florida, brokers single family home mortgages for a fee. The Company does not assume any interest rate risk, market risk or credit risk. The entity commenced business on December 1, 2004. The investment is carried on the equity method and included in other assets on the Company’s consolidated balance sheet. Income earned from the joint venture is included in other service charges and fees in the Company’s consolidated statement of operations. Summary combined unaudited financial information for the investee company as of and for the periods ending December 31, 2005 and 2004 follows:

	2005	2004
Cash	$65	$92
Accounts receivable	88	—
Fixed assets	12	—
Accumulated depreciation	(2)	—
Prepaid expenses	4	—

Total assets	$167	$92

Accounts payable	$58	$—

Total liabilities	58	—

Total stockholders’ equity	109	92

Total liabilities and stockholders’ equity	$167	$92

Total revenues	$1,224	$65
Total expenses	893	43

Net income	$331	$22

89	(Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 10th day of March, 2006.

CenterState BANKS OF FLORIDA, INC.

/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 10, 2006.

Signature	Title
/s/ E. S “Ernie” Pinner E. S. “Ernie” Pinner	Chairman of the Board President and Chief Executive Officer

/s/ James H. Bingham James H. Bingham	Director

/s/ G. Robert Blanchard, Jr. G. Robert Blanchard, Jr.	Director

/s/ Terry W. Donley Terry W. Donley	Director

/s/ Bryan W. Judge Bryan W. Judge	Director

/s/ Samuel L. Lupfer Samuel L. Lupfer	Director

/s/ Lawrence W. Maxwell Lawrence W. Maxwell	Director

/s/ G. Tierso Nunez II G. Tierso Nunez II	Director

/s/ Thomas E. Oakley Thomas E. Oakley	Director

/s/ J. Thomas Rocker J. Thomas Rocker	Director

CenterState Banks of Florida, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2005

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