Form 10-Q
period 2006-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2006-05-08
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Check whether the registrant is a large, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	5,550,273
(class)	Outstanding at March 31, 2006

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	(unaudited) As of March 31, 2006	As of December 31, 2005
ASSETS
Cash and due from banks	$35,165	$41,949
Federal funds sold and money market account	91,294	52,977

Cash and cash equivalents	126,459	94,926

Securities available for sale, at fair value	222,305	218,841

Loans	599,884	516,658
Less allowance for loan losses	(7,095)	(6,491)

Net Loans	592,789	510,167

Premises and equipment, net	34,859	28,909
Accrued interest receivable	4,157	3,610
Other real estate owned	—	—
Deferred income taxes, net	2,560	2,712
Goodwill	10,080	4,675
Core deposit intangible	3,580	479
Bank owned life insurance	6,108	6,043
Other assets	1,816	1,159

TOTAL ASSETS	$1,004,713	$871,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$220,541	$219,444
Demand - interest bearing	123,214	89,309
Savings and money market accounts	153,348	143,432
Time deposits	332,564	265,152

Total deposits	829,667	717,337

Securities sold under agreement to repurchase	46,973	41,811
Corporate debenture	10,000	10,000
Other borrowings	—	1,000
Payable to shareholders	4,350	—
Accrued interest payable	688	582
Accrued expenses and other liabilities	3,108	3,430

Total liabilities	894,786	774,160

Minority interest	—	120

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized
No shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 5,550,273 and 5,250,386 shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively	56	52
Additional paid-in capital	86,383	75,001
Retained earnings	25,396	23,954
Accumulated other comprehensive loss	(1,908)	(1,766)

Total stockholders’ equity	109,927	97,241

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,004,713	$871,521

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar 31, 2006	Mar 31, 2005
Interest income:
Loans	$9,617	$7,135
Securities available for sale	1,973	1,219
Federal funds sold and money market account	601	332

	12,191	8,686

Interest expense:
Deposits	3,289	2,123
Securities sold under agreement to repurchase	439	138
Corporate debenture	199	150
Other borrowings	—	2

	3,927	2,413

Net interest income	8,264	6,273

Provision for loan losses	240	285

Net interest income after loan loss provision	8,024	5,988

Other income:
Service charges on deposit accounts	748	805
Commissions from mortgage broker activities	85	107
Loan related fees	79	72
Commissions on sale of mutual funds and annuities	270	88
Rental income	50	55
Other service charges and fees	263	213
Gain (loss) on sale of other real estate owned	—	1

	1,495	1,341

Other expenses:
Salaries, wages and employee benefits	3,876	2,908
Occupancy expense	768	634
Depreciation of premises and equipment	456	412
Supplies, stationary and printing	146	131
Marketing expenses	132	96
Data processing expense	252	234
Legal, auditing and other professional fees	131	137
Bank regulatory related expenses	58	60
Postage and delivery	79	76
ATM related expenses	116	90
Other expenses	576	543

Total other expenses	6,590	5,321

Income before provision for income taxes	2,929	2,008
Provision for income taxes	1,119	746

Net income	$1,810	$1,262

Earnings per share:
Basic	$0.34	$0.31
Diluted	$0.34	$0.30
Common shares used in the calculation of earnings per share:
Basic	5,254,437	4,071,525
Diluted	5,394,512	4,216,408

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net Income	$1,810	$1,262
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240	285
Depreciation of premises and equipment	456	412
Amortization of purchase accounting adjustments	13	(5)
Net amortization/accretion of investments securities	65	46
Net deferred origination fees	56	65
BOLI income	(65)	—
Loss on sale of fixed asset	—	2
Gain on sale of other real estate owned	—	(1)
Employee stock option expense	130	—
Deferred income taxes	94	200
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	(277)	(402)
Net change in other assets	(871)	(372)
Net change in accrued interest payable	38	79
Net change in accrued expenses and other liabilities	(365)	635

Net cash provided by operating activities	1,324	2,206

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	29,200	23,500
Purchases of investment securities available for sale	(3,978)	(16,155)
Purchases of mortgage back securities available for sale	(23,534)	(19,901)
Proceeds from pay-downs of mortgage back securities available for sale	5,646	3,975
Increase in loans, net of repayments	(30,230)	(20,756)
Purchases of premises and equipment	(3,061)	(1,620)
Proceeds from sale of other real estate owned	—	320
Net cash from acquisition of Mid FL bank	17,853	—

Net cash used in investing activities	(8,104)	(30,637)

Cash flows from financing activities:
Net increase in deposits	34,232	20,899
Net increase in securities sold under agreement to repurchase	5,162	9,443
Net (decrease) increase in other borrowings	(1,000)	4,500
Stock options exercised	287	130
Dividends paid	(368)	(244)

Net cash provided by financing activities	38,313	34,728

Net increase in cash and cash equivalents	31,533	6,297
Cash and cash equivalents, beginning of period	94,926	90,115

Cash and cash equivalents, end of period	$126,459	$96,412

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Three months ended March 31,
	2006	2005
Cash paid during the period for:
Interest	$3,812	$2,325

Income taxes	$1,330	$20

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and wholly owned subsidiary, C. S. Processing. Our four subsidiary banks operate through 29 locations in eight Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

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

		For the three months ended March 31,
	2006			2005
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common Shareholders	$1,810	5,254,437	$0.34	$1,262	4,071,525	$0.31

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	—	140,075	—	—	144,883	—

Diluted EPS
Net earnings available to common shareholders and assumed Conversions	$1,810	5,394,512	$0.34	$1,262	4,216,408	$0.30

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated (in thousands of dollars).

	Three months ended
	Mar 31, 2006	Mar 31, 2005
Net income	$1,810	$1,262
Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain arising during the period	(142)	(647)

Other comprehensive (loss) income, net of tax	(142)	(647)

Comprehensive income	$1,668	$615

NOTE 4 – Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. We adopted SFAS 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. We recognize the fair value of stock-based compensation awards in salaries and benefits in the condensed consolidated statement of earnings on a straight line basis over the vesting period.

Our shareholders have authorized 365,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options are granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options become 25% vested immediately as of the grant date and will continue to vest at a rate of 25% on each anniversary date thereafter. At March 31, 2006, there were 68,130 shares available for future grants. In addition to the 1999 Plan, we have assumed and converted the stock option plans of our subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable.

In 2004, our shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 200,000, which amount shall be increased on December 31 of each calendar year. At December 31, 2005 and March 31, 2006, there were no options outstanding pursuant to this plan, and no activity occurred during the quarter ending March 31, 2006 relating to our ESPP.

Our stock-based compensation consists solely of expense related to stock options. During the three months ended March 31, 2006, the Company recognized approximately $130,000 of stock-based compensation expense. As all of these options were incentive stock options (“ISO”) there was no related tax benefit. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $848,000 and is expected to be recognized over a weighted-average period of 0.9 years.

Prior to January 1, 2006, we accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As such, we did not recognize compensation expense in our consolidated financial statements for stock options as the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and net income per share had we recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” prior to the adoption of SFAS 123R (amounts are in thousands of dollars, except per share date).

Three Months Ended March 31, 2005
Net income as reported	$1,262
Deduct: Stock-based compensation expense determined under fair value based method	(118)

Pro forma net income	$1,144

Basic earnings per share as reported	$0.31
Pro forma basic earnings per share	0.28

Diluted earnings per share as reported	$0.30
Pro forma diluted earnings per share	0.27

There were no stock options granted during the three month periods ended March 31, 2006 and 2005. We did acquire stock options pursuant to the merger with CenterState Bank Mid Florida (“Mid FL”) as of the close of business March 31, 2006. These options vested immediately upon change of control, and their fair value was included as a portion of the purchase price paid for Mid FL.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation would be reduced for estimated forfeitures prior to vesting. Based on historical data, we expect our annual forfeiture rates to be immaterial. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

The table below presents information related to stock option activity for the quarters ended March 31, 2006 and 2005 (in thousands of dollars):

	Three Months Ended March 31,
	2005	2004
Total intrinsic value of stock options exercised	$530	$6
Cash received from stock option exercises	287	10
Gross income tax benefit from the exercise of stock options	—	—

A summary of stock option activity for the three months ended March 31, 2006 is as follows (dollars are in thousands, except for per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2006	353,459	$20.86
Options granted	—	—
Options forfeited	—	—
Options exercised	(22,474)	12.76
Options issued pursuant to Mid FL merger	38,728	25.23

Options outstanding, March 31, 2006	369,713	$21.81	6.7 years	$5,542

Options fully vested and expected to vest, March 31, 2006	369,713	$21.81	6.7 years	5,542

Options exercisable, March 31, 2006	290,338	$19.46	6.1 years	5,034

The total fair value of options vested during the quarter ended March 31, 2006 was approximately $23,000.

Common stock issued upon exercise of stock options are newly-issued shares. At March 31, 2006, options to purchase 68,130 shares were available for grant under the Company’s Stock Option Plan.

NOTE 5: Acquisition of CenterState Bank Mid Florida

On March 31, 2006, CSFL acquired 100% of the outstanding common stock of CenterState Bank Mid Florida. The assets acquired consisted principally of loans and securities and the liabilities principally of deposits. The Company accounted for the acquisition using the purchase method of accounting. The purchase price consisted of cash and stock. Specifically, each share of Mid FL common stock was exchanged for $4.35 cash and 0.2774 shares of CSFL common stock, resulting in a purchase price of $14,559,000, based on a CSFL share price of $36.80. Other costs include the value of the employee stock options acquired (approximately $760,000) and transaction expenses of approximately $279,000. Total cost of the transaction was approximately $15,598,000.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands of dollars)	Mar 31, 2006 fair value
Assets:
Cash and due from banks	$1,813
Federal funds sold	16,240
Securities available for sale	11,090
Loans – net	52,689
Premises and equipment	3,345
Goodwill	5,405
Core deposit intangible	3,118
Other assets	316

Total assets	$94,016

Liabilities:
Deposits	$78,302
Other liabilities	116

Total liabilities	78,418
Net assets acquired	15,598

Total liabilities and net assets acquired	$94,016

NOTE 6: Effect of new pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception, future methods of assessing values can be performed using either the amortization or fair value measurement techniques. Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material effect on the financial statements of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Combination of two subsidiary banks

During January 2006, we combined two of our four subsidiary banks, First National Bank of Polk County and CenterState Bank of Florida. Both banks operated in Polk County, Florida. The two banks were geographically close and their market overlaps continue to grow. The proximity of the two banks led to some confusion with customers and operating inefficiencies. We expect any redundancy and over staffing to cure itself through attrition and Company wide growth. The combined bank’s name is CenterState Bank of Florida, NA, and has twelve banking locations, all in Polk County, Florida.

We have no plans to combine any of our remaining banks. CenterState Bank West Florida, NA operates through seven locations in Pasco, Citrus, Hernando and Sumter Counties. First National Bank of Osceola County operates through six locations in Osceola and Orange Counties.

Acquisition of CenterState Bank Mid Florida

At the close of business on March 31, 2006, we closed the previously announced acquisition of CenterState Bank Mid Florida (“Mid FL”). As such, Mid FL’s balance sheet is included in our consolidated balance sheet at March 31, 2006, but its results of operations are not included in our consolidated statement of earnings for the three month period ending March 31, 2006, consistent with generally accepted accounting principles. The purchase price (approximately $14,559,000) consisted of cash and stock. Specifically, each share of Mid FL common stock was exchanged for $4.35 cash and 0.2774 of CSFL common stock. At March 31, 2006, immediately prior to the merger, Mid FL had 1,000,050 shares of common stock outstanding, resulting in cash payments totaling $4,350,218 and the issuance of approximately 277,400 shares of CSFL common stock (fractional shares will be paid in cash consistent with the merger agreement). Other costs include the value of the employee stock options acquired (approximately $760,000) and transaction expenses of approximately $279,000. Total cost of the transaction was approximately $15,598,000. The transaction resulted in additional goodwill and core deposit intangible of approximately $8,523,000.

Prior to the Mid FL acquisition, C.S. Processing was 80% owned by our subsidiary banks. Mid FL was the 20% minority shareholder. As of the merger date, March 31, 2006, CSFL now owns 100% of this second tier subsidiary, and as such, minority interest, as previously reported on our consolidated balance sheet, will no longer exist. C.S. Processing provides item processing and statement rendering services for our subsidiary banks.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2006 AND DECEMBER 31, 2005

Overview

Total assets were $1,004,713,000 as of March 31, 2006, compared to $871,521,000 at December 31, 2005, an increase of $133,192,000 or 15%. The majority of this increase was due to the acquisition of Mid FL (approximately $94,016,000 in total post merger assets). The remaining increase resulted from internally generated loan growth and investment growth funded by an increase in deposits and retail repurchase agreements.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $91,294,000 at March 31, 2006 (approximately 9.1% of total assets) as compared to $52,977,000 at December 31, 2005 (approximately 6.1% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $222,305,000 at March 31, 2006 (approximately 22% of total assets) compared to

$218,841,000 at December 31, 2005 (approximately 25% of total assets), an increase of $3,464,000 or 1.6%. These securities have been recorded at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Total loans were $599,884,000 at March 31, 2006, compared to $516,658,000 at December 31, 2005, an increase of $83,226,000 or 16%. Most of this increase was due to the acquisition of the Mid FL bank (approximately $53,336,000). The rest of the increase (approximately $29,890,000, or 5.8%) resulted from normal organic growth.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	March 31, 2006	Dec 31, 2005
Real estate loans
Residential	$172,895	$148,090
Commercial	256,598	219,094
Construction	51,304	36,352

Total real estate	480,797	403,536

Commercial	65,173	63,475
Other	54,917	50,413

Gross loans before	600,887	517,424

Unearned fees/costs	(1,003)	(766)

Total loans net of unearned fees	599,884	516,658

Allowance for loan losses	(7,095)	(6,491)

Total loans net of unearned fees and allowance for loan losses	$592,789	$510,167

Credit quality and allowance for loan losses

The allowance for loan losses represents our estimate of an amount adequate to provide for probably incurred losses within the existing loan portfolio. Loans are charged against the allowance when we believe collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience, the volume and type of lending conducted, the amount of nonperforming loans, general economic conditions, particularly as they relate to the specific market areas, and other factors related to the collectibility of the loan portfolio. The specific reserve element is the result of a regular analysis of all loans based on credit rating classifications and other factors. At March 31, 2006, the allowance for loan losses was $7,095,000 or 1.18% of total loans outstanding, compared to $6,491,000 or 1.26%, at December 31, 2005.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period end March 31,
	2006	2005
Allowance at beginning of period	$6,491	$5,685
Charge-offs
Commercial loans	(296)	(37)
Real estate loans	—	—
Consumer loans	(15)	(22)

Total charge-offs	(311)	(59)

Recoveries
Commercial loans	2	22
Real estate loans	3	1
Consumer loans	23	7

Total recoveries	28	30

Net charge-offs	(283)	(29)
Provision for loan losses	240	285
Adjustment relating to Mid FL merger	647	—

Allowance at end of period	$7,095	$5,532

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

	Mar 31 2005	Dec 31 2005
Non-accrual loans	$647	$852
Accruing loans past due over 90 days	551	658
Other real estate owned	—	—
Repossessed assets other than real estate	65	39

Total non-performing assets	$1,263	$1,549

As a percent of total assets	0.13%	0.18%

Allowance for loan losses	$7,095	$6,491

Allowance for loan losses to non-performing assets	562%	419%

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of March 31, 2006, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $34,859,000 at March 31, 2006 compared to $28,909,000 at December 31, 2005, an increase of $5,950,000 or 21%. This amount is the result of purchases totaling $6,406,000 less $456,000 of depreciation expense. A majority of the purchase amount ($3,345,000) is a result of the March 31, 2006 acquisition of the Mid FL bank. The remaining purchases ($3,061,000) include land in Polk County for a future branch site / corporate offices (approximately $1,700,000), land in Crystal River for a future branch site ($600,000), construction cost for finishing the second floor of our Lake Wales office (approximately $300,000), and construction in progress on a future branch office building in South Lakeland (approximately $200,000 to date). The remaining amount (approximately $261,000) relates to furniture, fixtures and equipment purchases during the three month period ended March 31, 2006.

Bank owned life insurance (“BOLI”)

On October 31, 2005, we purchased $6,000,000 of bank owned life insurance (“BOLI”) covering 18 of our officers. In January 2006, we entered into agreements with the 18 officers, whereby upon their death, while still employed, their beneficiary(s) will receive one half of the net life insurance proceeds as defined in the agreements. Further, if the officer meets the vesting requirements as defined in the agreement, upon termination or retirement, they may be entitled to a post retirement life insurance benefit equal to 10% of the net proceeds as defined in the agreement.

Deposits

Total deposits were $829,667,000 at March 31, 2006, compared to $717,337,000 at December 31, 2005, an increase of $112,330,000 or 15.7%. Most of this increase (approximately $78,302,000) was a result of the March 31, 2006 acquisition of the Mid FL bank. Exclusive of the Mid FL acquisition, our deposits grew $34,028,000, or 4.7% (18.8% annualized), during the quarter. This was a result of normal organic growth. The percentage of our time deposits to our total deposits increased from 37% at December 31, 2005, to 40% at March 31, 2006. Conversely, our non time deposits (demand accounts and money market accounts) decreased during this same period from 63% to 60%. Part of that shift relates to the Mid FL bank, where approximately 52% of total deposits are time deposits, but there does seem to be a slight shift in trend at our other banks as well, possibly due to the interest rate environment. The table below sets forth our deposits by type and as a percentage to total deposits at December 31, 2005 and March 31, 2006 (amounts shown in the table are in thousands of dollars).

	Mar 31, 2006	% of total	Dec 31, 2005	% of total
Demand - non-interest bearing	$220,541	27%	$219,444	31%
Demand - interest bearing	123,214	15%	89,309	12%
Savings and money market accounts	153,348	18%	143,432	20%
Time deposits	332,564	40%	265,152	37%

Total deposits	$829,667	100%	$717,337	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $46,973,000 at March 31, 2006 compared to $41,811,000 at December 31, 2005, resulting in an increase of $5,162,000, or 12%.

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

Payable to shareholders

This liability represents the amount of cash we are required to pay Mid FL shareholders pursuant to the acquisition of the Mid FL bank at 3/31/06. As the Mid FL shareholders send their old Mid FL certificates along with an executed transmittal letter to our transfer agent, we will pay them cash of $4.35 per share (1,000,050 shares x $4.35per share = $4,350,218) and issue 0.2774 shares of our common stock for each share of Mid FL common stock exchanged.

Stockholders’ equity

Shareholders’ equity at March 31, 2006, was $109,927,000, or 10.9% of total assets, compared to $97,241,000, or 11.2% of total assets at December 31, 2005. The increase in stockholders’ equity was due to the following items:

$97,241,000	Total stockholders’ equity at December 31, 2005

1,810,000	Net income during the period

(368,000)	Dividends declared and paid ($0.07 per share)

(142,000)	Net decrease in market value of securities available for sale, net of deferred taxes

287,000	Employee stock options exercised

130,000	Employee stock option expense consistent with SFAS #123(R)

10,969,000	Common stock deemed issue pursuant to the acquisition of the Mid FL bank

$109,927,000	Total stockholders’ equity at March 31, 2006

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2006, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2006 and December 31, 2005 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2006
Total capital (to risk weighted assets)	$115,270	17.2%	$66,942	> 10%	$48,328
Tier 1 capital (to risk weighted assets)	108,175	16.2%	40,165	> 6%	68,010
Tier 1 capital (to average assets)	108,175	12.6%	43,031	> 5%	65,144

December 31, 2005
Total capital (to risk weighted assets)	$110,344	19.2%	$57,379	> 10%	$52,965
Tier 1 capital (to risk weighted assets)	103,853	18.1%	34,427	> 6%	69,426
Tier 1 capital (to average assets)	103,853	12.4%	42,029	> 5%	61,824

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

Overview

Net income for the three months ended March 31, 2006 was $1,810,000 or $0.34 per share basic and diluted, compared to $1,262,000 or $0.31 per share basic and $0.30 per share diluted for the same period in 2005.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended March 31, 2006 was 7.36% and 0.83%, respectively, as compared to 8.69% and 0.66%, respectively, for the same period in 2005.

Net interest income/margin

Net interest income increased $1,991,000 or 32% to $8,264,000 during the three month period ended March 31, 2006 compared to $6,273,000 for the same period in 2005. The $1,991,000 increase was the result of a $3,505,000 increase in interest income less a $1,514,000 increase in interest expense.

Interest earning assets averaged $800,683,000 during the three month period ended March 31, 2006 as compared to $701,041,000 for the same period in 2005, an increase of $99,642,000, or 14%. The yield on average interest earning assets increased 1.13% to 6.09% during the three month period ended March 31, 2006, compared to 4.96% for the same period in 2005. The combined effects of the $99,642,000 increase in average interest earning assets and the 1.13% increase in yield on average interest earning assets resulted in the $3,505,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $576,609,000 during the three month period ended March 31, 2006 as compared to $529,862,000 for the same period in 2005, an increase of $46,747,000, or 9%. The cost of average interest bearing liabilities increased 0.90% to 2.72% during the three month period ended March 31, 2006, compared to 1.82% for the same period in 2005. The combined effects of the $46,747,000 increase in average interest bearing liabilities and the 0.90% increase in cost on average interest bearing liabilities resulted in the $1,514,000 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2006 and 2005 (in thousands of dollars).

	Three months ended March 31,
	2006			2005
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc /Exp	Average Rate
Loans (1) (2) (3)	$531,895	$9,617	7.23%	$450,505	$7,135	6.34%
Securities (4)	268,788	2,574	3.83%	250,536	1,551	2.48%

Total earning assets	800,683	12,191	6.09%	701,041	8,686	4.96%

Allowance for loan losses	(6,524)			(5,795)
All other assets	80,120			67,511

Total assets	$874,279			$762,757

Deposits (5)	519,587	3,289	2.53%	489,317	2,123	1.74%
Borrowings (6)	47,022	439	3.73%	30,545	140	1.83%
Corporate debenture (7)	10,000	199	7.96%	10,000	150	6.00%

Total interest bearing liabilities	576,609	3,927	2.72%	529,862	2,413	1.82%

Demand deposits	195,670			172,696
Other liabilities	3,520			1,984
Minority shareholder interest	120			120
Stockholders’ equity	98,360			58,095

Total liabilities and stockholders’ equity	$874,279			$762,757

Net interest spread (8)			3.37%			3.14%

Net interest income		$8,264			$6,273

Net interest margin (9)			4.13%			3.58%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $86,000 and $65,000 for the three month periods ended March 31, 2006 and 2005.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.
Note 7:	Includes amortization of origination costs of $9,000 for the three month periods ended March 31, 2006 and 2005.
Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $240,000 for the three month period ended March 31, 2006 compared to $285,000 for the same period in 2005. Although our net charge-offs increased $254,000 to $283,000 during the current quarter compared to $29,000 during the same quarter last year, most of this increase relates to a $240,000 charge-off for a specific single customer. Prior to this current quarter, this particular loan had a specific loan loss reserve of $120,000.

Non-interest income

Non-interest income for the three months ended March 31, 2006 was $1,495,000 compared to $1,341,000 for the comparable period in 2005. This increase was the result of the following components listed in the table below (Amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Mar 31, 2006	Mar 31, 2005	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$748	$805	$(57)	(7.1)%
Commissions from mortgage broker activities	85	107	(22)	(20.6)%
Loan related fees	79	72	7	9.7%
Commissions from sale of mutual funds and annuities	270	88	182	206.8%
Rental income	50	55	(5)	(9.1)%
Debit card and ATM fees	137	120	17	14.2%
BOLI income	65	—	65	n/a
Gain on sale of other real estate owned	—	1	(1)	n/a
Other service charges and fees	61	93	(32)	(34.4)%

Total non-interest income	$1,495	$1,341	$154	11.5%

As interest rates rise, the earnings credit on checking accounts has increased thereby reducing checking account service fees, contributing to the decrease in service charges on deposit accounts. In addition, we merged two of our subsidiary banks during January 2006. One of the banks had been charging customers for checking accounts. Subsequent to the merger, that product has been changed to free checking, which also contributed to lower service charges on deposit accounts. The reason we changed to free checking was to conform to our other banks and to better align ourselves to the local competition. Commission from sales of mutual funds and annuities increased significantly primarily as a result of one large transaction that occurred in February. We purchased our BOLI during the third quarter of 2005. As such, we had no comparative earnings credit during the first quarter of 2005.

Non-interest expense

Non-interest expense for the three months ended March 31, 2006 increased $1,269,000, or 23.8%, to $6,590,000, compared to $5,321,000 for the same period in 2005. The table below breaks down the individual components.

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the three months ended March 31, 2006 ($3,876,000) accounted for 59% of our total non-interest expense, compared to 55% for the same period last year. Looking at the table below, employee salaries and wages increased by 16.5% to $2,748,000 for the three month period ending March 31, 2006 (“current quarter”), compared to $2,359,000 for the same period last year. Our average FTEs for the current quarter was approximately 275 which equates to an average annualized salary of approximately $39,970 compared to 256 FTEs, with an average annualized salary of approximately $36,860 for the comparable quarter last year. The increase is due to a combination of normal salary increases and mix of higher compensated employees versus lower compensated employees.

We use a combination of performance incentive / bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance metrics. As our net income increases, our employee incentive/bonus compensation also increases.

Effective January 1, 2006, we are required to expense employee stock options pursuant to Statement of Financial Accounting Standard No. 123(R). This expense during the current quarter was $130,000.

Incremental direct cost of loan origination, represents direct incremental cost of originating loans for our portfolio (successful efforts) that are required to be capitalized and amortized to interest income over the life of the related loan pursuant to Statement of Financial Accounting Standard No. 91. The amount that we capitalize is dependent on not just the cost, but the volume of loans successfully originated.

We added one new branch in October 2005, which is currently operating out of a temporary location until we construct a new permanent facility. As such this branch was operating during the current quarter, but not in the comparable quarter last year. This accounts for a few of the additional FTE’s quarter to quarter, the rest is due to the continual growth of our business. The increase in the remainder of our non-interest expenses, excluding employee related expenses, was primarily due to the continual growth of our business.

Components of are non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Mar 31, 2006	Mar 31, 2005	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$2,748	$2,359	$389	16.5%
Employee incentive/bonus compensation	438	205	233	113.7%
Employee stock option expense	130	—	130	n/a
Health insurance and other employee benefits	372	269	103	38.3%
Payroll taxes	289	210	79	37.6%
Other employee related expenses	147	97	50	51.5%
Incremental direct cost of loan origination	(248)	(232)	(16)	6.5%

Total salaries, wages and employee benefits	$3,876	$2,908	$968	33.3%

Occupancy expense	768	634	134	21.1%
Depreciation of premises and equipment	456	412	44	10.7%
Supplies, stationary and printing	146	131	15	11.5%
Marketing expenses	132	96	36	37.5%
Data processing expense	252	234	18	7.7%
Legal, auditing and other professional fees	131	137	(6)	(4.4)%
Bank regulatory related expenses	58	60	(2)	(3.3)%
Postage and delivery	79	76	3	3.9%
ATM related expenses	116	90	26	28.9%
Other expenses	576	543	33	6.1%

Total non-interest expense	$6,590	$5,321	$1,269	23.8%

Provision for income taxes

The income tax provision for the three months ended March 31, 2006 was $1,119,000 (an effective rate of 38.2%) compared to $746,000 (an effective rate of 37.2%) for the same period in 2005.

The interest income capitalization relating to our BOLI effectively reduces our effective tax rate. However, our employee stock option expense is a permanent non tax deductible item which effectively increases our effective tax rate. The effect of the non deductible stock option expense is significantly larger than the effect of the non taxable income effect of our BOLI, which results in a higher effective tax rate. We expect our effective tax rate to increase.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2005 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2005. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2006. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 7a of our December 31, 2005 annual report on Form 10-K

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Shareholders

A special shareholders’ meeting was held on March 8, 2006 to consider the approval of the Agreement and Plan of Merger dated September 30, 2005 between CenterState Banks of Floirda, Inc. and CenterState Bank Mid Florida. The acquisition of CenterState Bank Mid Florida was approved. The vote was as follows:

FOR                   3,182,184

AGAINST             46,192

ABSTAIN               4,215

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: May 8, 2006	By: /s/ Ernest S. Pinner
Ernest S. Pinner Chairman, President and Chief Executive Officer

Date: May 8, 2006	By: /s/ James J. Antal
James J. Antal Senior Vice President and Chief Financial Officer