Form 10-Q
period 2006-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2006-08-04
CIK 1102266

U. S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	11,109,500
(class)	Outstanding at June 30, 2006

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of June 30, 2006	As of December 31, 2005
ASSETS
Cash and due from banks	$36,625	$41,949
Federal funds sold and money market account	80,285	52,977

Cash and cash equivalents	116,910	94,926
Securities available for sale, at fair value	232,063	218,841
Loans	621,638	516,658
Less allowance for loan losses	(7,310)	(6,491)

Net Loans	614,328	510,167

Premises and equipment, net	36,996	28,909
Accrued interest receivable	4,291	3,610
Other real estate owned	—	—
Deferred income taxes, net	3,263	2,712
Goodwill	9,863	4,675
Core deposit intangible	3,414	479
Bank owned life insurance	6,172	6,043
Other assets	1,330	1,159

TOTAL ASSETS	$1,028,630	$871,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$207,804	$219,444
Demand - interest bearing	107,035	89,309
Savings and money market accounts	159,916	143,432
Time deposits	380,276	265,152

Total deposits	855,031	717,337

Securities sold under agreement to repurchase	48,595	41,811
Corporate debenture	10,000	10,000
Other borrowings	—	1,000
Payable to shareholders	512	—
Accrued interest payable	790	582
Accrued expenses and other liabilities	2,630	3,430

Total liabilities	917,558	774,160

Minority interest	—	120

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized
No shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 11,109,500 and 10,500,772 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively	111	52
Additional paid-in capital	86,576	75,001
Retained earnings	27,214	23,954
Accumulated other comprehensive loss	(2,829)	(1,766)

Total stockholders’ equity	111,072	97,241

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,028,630	$871,521

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest income:
Loans	$11,616	$7,827	$21,233	$14,962
Securities available for sale	2,335	1,371	4,308	2,590
Federal funds sold and money market account	773	363	1,374	695

	14,724	9,561	26,915	18,247

Interest expense:
Deposits	4,410	2,350	7,699	4,473
Securities sold under agreement to repurchase	521	220	960	358
Corporate debenture	212	166	411	316
Other borrowings	—	8	—	10

	5,143	2,744	9,070	5,157

Net interest income	9,581	6,817	17,845	13,090
Provision for loan losses	206	255	446	540

Net interest income after loan loss provision	9,375	6,562	17,399	12,550

Other income:
Service charges on deposit accounts	875	775	1,623	1,580
Commissions from mortgage broker activities	106	160	191	267
Loan related fees	75	69	154	141
Commissions on sale of mutual funds and annuities	81	68	351	156
Rental income	50	49	100	104
Other service charges and fees	320	189	583	402
Gain on sale of branches	—	—	—	—
Gain (loss) on sale of other real estate owned	—	—	—	1

	1,507	1,310	3,002	2,651

Other expenses:
Salaries, wages and employee benefits	4,168	3,086	8,044	5,994
Occupancy expense	856	689	1,624	1,323
Depreciation of premises and equipment	498	400	954	812
Supplies, stationary and printing	174	122	320	253
Marketing expenses	106	115	238	211
Data processing expense	273	241	525	475
Legal, auditing and other professional fees	165	127	296	264
Bank regulatory related expenses	79	83	137	143
Postage and delivery	66	68	145	144
ATM related expenses	114	92	230	182
Other expenses	798	560	1,374	1,103

Total other expenses	7,297	5,583	13,887	10,904

Income before provision for income taxes	3,585	2,289	6,514	4,297
Provision for income taxes	1,378	857	2,497	1,603

Net income	$2,207	$1,432	$4,017	$2,694

Earnings per share:
Basic	$0.200	$0.175	$0.370	$0.330
Diluted	$0.190	$0.165	$0.360	$0.315
Common shares used in the calculation of earnings per share:
Basic	11,103,981	8,299,712	10,808,072	8,221,814
Diluted	11,343,208	8,559,956	11,063,355	8,497,104

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net Income	$4,017	$2,694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	446	540
Depreciation of premises and equipment	954	812
Amortization of purchase accounting adjustments	215	(10)
Net amortization/accretion of investments securities	112	152
Net deferred origination fees	95	164
BOLI income	(129)	—
(Gain) Loss on sale of fixed asset	(41)	2
Gain on sale of other real estate owned	—	(1)
Employee stock option expense	311	—
Deferred income taxes	164	(180)
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	(411)	(403)
Net change in other assets	(385)	518
Net change in accrued interest payable	140	107
Net change in accrued expenses and other liabilities	(843)	483

Net cash provided by operating activities	4,645	4,878

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	49,350	45,000
Purchases of investment securities available for sale	(25,933)	(23,213)
Purchases of mortgage back securities available for sale	(40,396)	(38,476)
Proceeds from pay-downs of mortgage back securities available for sale	13,031	10,520
Increase in loans, net of repayments	(52,014)	(46,683)
Purchases of premises and equipment	(6,028)	(2,784)
Proceeds from sale of other real estate owned	373	320
Net cash from acquisition of Mid FL bank	14,011	—

Net cash used in investing activities	(47,606)	(55,316)

Cash flows from financing activities:
Net increase in deposits	59,560	26,969
Net increase in securities sold under agreement to repurchase	6,784	15,971
Stock options exercised	358	554
Net decrease in other borrowings	(1,000)	—
Net proceeds of public stock offering	—	30,275
Dividends paid	(757)	(490)

Net cash provided by financing activities	64,945	73,279

Net increase in cash and cash equivalents	21,984	22,841
Cash and cash equivalents, beginning of period	94,926	90,115

Cash and cash equivalents, end of period	$116,910	$112,956

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Six months ended June 30,
	2006	2005
Cash paid during the period for:
Interest	$8,843	$5,032

Income taxes	$3,640	$1,598

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the six month period ended June 30, 2006 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data). All per share data has been adjusted to reflect our May 2006 two for one stock split.

	For the three months ended June 30,
	2006			2005
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$2,207	11,103,981	$0.20	$1,432	8,299,712	$0.175

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	—	239,227	(0.01)	—	260,244	(0.01)

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$2,207	11,343,208	$0.19	$1,432	8,559,956	$0.165

	For the six months ended June 30,
	2006			2005
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common shareholders	$4,017	10,808,072	$0.37	$2,694	8,221,814	$0.33

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	—	255,283	(0.01)	—	275,290	(0.015)

Diluted EPS
Net earnings available to common shareholders and assumed conversions	$4,017	11,063,355	$0.36	$2,694	8,497,104	$0.315

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Six months ended
	Jun 30, 2006	Jun 30, 2005	Jun 30, 2006	Jun 30, 2005
Net income	$2,207	$1,432	$4,017	$2,694
Other comprehensive income(loss), net of tax:
Unrealized holding gain (loss) arising during the period	(921)	393	(1,063)	(254)

Other comprehensive income (loss), net of tax	(921)	393	(1,063)	(254)

Comprehensive income (loss)	$1,286	$1,825	$2,954	$2,440

NOTE 4: Stock-based compensation

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

Our shareholders have authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options are granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options become 25% vested immediately as of the grant date and will continue to vest at a rate of 25% on each anniversary date thereafter. At June 30, 2006, there were 108,260 shares available for future grants. In addition to the 1999 Plan, we have assumed and converted the stock option plans of our subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable.

In 2004, our shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 400,000, which amount shall be increased on December 31 of each calendar year. At December 31, 2005 and June 30, 2006, there were no options outstanding pursuant to this plan, and no activity occurred during the six month period ending June 30, 2006 relating to our ESPP.

Our stock-based compensation consists solely of expense related to stock options. During the six month period ended June 30, 2006, the Company recognized approximately $311,000 of stock-based compensation expense. As all of these options were incentive stock options (“ISO”) there was no related tax benefit. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $849,000 and is expected to be recognized over a weighted-average period of 0.9 years.

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

	three months ended June 30, 2005	six months Ended June 30, 2005
Net income as reported	$1,432	$2,694
Deduct: Stock-based compensation expense
Determined under fair value based method	(115)	(188)

Pro forma net income	$1,317	$2,506

Basic earnings per share as reported	$0.175	$0.330
Pro forma basic earnings per share	$0.160	$0.305
Diluted earnings per share as reported	$0.165	$0.315
Pro forma diluted earnings per share	$0.155	$0.295

We granted stock options for 28,000 shares of common stock and 27,000 shares of common stock during the three month periods ended June 30, 2006 and 2005, respectively. No stock options were granted during the three month periods ended March 31, 2006 and 2005, respectively, however, we did acquire stock options pursuant to the merger with CenterState Bank Mid Florida (“Mid FL”) as of the close of business March 31, 2006. These options vested immediately upon change of control, and their fair value was included as a portion of the purchase price paid for Mid FL. We estimated the fair value of these options as of the merger date and the other options granted during these periods as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date, and as of the merger date in the case of the Mid FL transaction, are as follows:

	three months ended June 30,		six months ended June 30,
	2006	2005	2006	2005
Expected option life	5.8 years	10 years	7.3 years	10 years
Risk-free interest rate	4.98%	4.42%	4.88%	4.42%
Expected volatility	29.6%	31.5%	29.7%	31.5%
Dividend yield	0.76%	0.68%	0.76%	0.68%

We determine the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

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

The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2006 and 2005 were $6.54 per share and $8.30 per share respectively. There were no stock options granted during the three month periods ended March 31, 2006 and 2005. However, we did acquire stock options pursuant to the merger with Mid FL as of the close of business March 31, 2006. These options vested immediately upon change of control, and their fair value was included as a portion of the purchase price paid for Mid FL. We estimated that the fair value of these option were $12.62 per share.

The table below presents information related to stock option activity for the three month and six month periods ended June 30, 2006 and 2005 (in thousands of dollars):

	three months ended June 30,		six months ended June 30,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$101	$110	$631	$116
Cash received from stock options exercised	71	86	358	96
Gross income tax benefit from the exercise of stock options	—	—	—	—

A summary of stock option activity for the three month and six month periods ended June 30, 2006 is as follows (dollars are in thousands, except for per share data):

	three months ended June 30, 2006		six months ended June 30, 2006
	number of options	weighted- average exercise price	number of options	weighted- average exercise price	weighted- average contractual term	aggregate intrinsic value
Options outstanding, beginning of period	739,426	$10.91	706,918	$10.43
Options granted	28,000	6.54	28,000	6.54
Options forfeited	—	—	—	—
Options exercised	(9,170)	7.75	(54,118)	6.61
Options issued pursuant to Mid FL merger			77,456	12.62

Options outstanding, end of period	758,256	$11.22	758,256	$11.22	6.6 years	$7,037

Options fully vested and expected to vest, June 30, 2006			758,256	$11.22	6.6 years	$7,037

Options exercisable, June 30, 2006			591,756	$9.96	6.0 years	$6,237

The total fair value of options vested during the three month and six month periods ended June 30, 2006 was approximately $129,000 and $152,000, respectively.

Common stock issued upon exercise of stock options are newly-issued shares.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Mar 31, 2006
(in thousands of dollars)	fair value
Assets:
Cash and due from banks	$1,813
Federal funds sold	16,240
Securities available for sale	11,090
Loans - net	52,689
Premises and equipment	3,345
Goodwill	5,405
Core deposit intangible	3,118
Other assets	316

Total assets	$94,016

Liabilities:
Deposits	$78,302
Other liabilities	116

Total liabilities	78,418
Net assets acquired	15,598
Total liabilities and net assets acquired	$94,016

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

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax asset or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock split

During May 2006 we split our common stock in two (2 for 1 stock split), doubling the number of shares of our common stock outstanding. At June 30, 2006 we have 11,109,500 shares of common stock outstanding. Our total shares of common stock authorized have also been increased from 20,000,000 to 40,000,000. All per share data has been adjusted to reflect the stock split.

Russell 2000

Each year the Russell reconstitutes its indexes capturing the 3,000 largest U.S. stocks ranking them by total market capitalization to create the Russell 3000. The largest 1,000 companies in the ranking comprise the Russell 1000 while the remaining 2,000 companies become the widely used Russell 2000. The measurement date occurs on the last trading day of May, and the reconstitution date occurs on the last trading day of June. We have been included in the Russell 2000 this year, the first time in our Company’s history.

Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for both passive and active investment strategies. An industry leading $3.8 trillion in assets currently are benchmarked to them. Investment managers who oversee these funds purchase shares of member stocks according to that company’s weighting in the particular index.

Branch activity

Of our current 29 banking locations, four are what we refer to as “freedom offices,” which are small offices located inside gated retirement communities in central Florida. The office is usually located in a small room or area of the community’s “club house,” and caters to the needs of that particular community. Two of the four are very successful. The other two have not performed as well. Consequently, we have decided to close those two locations subject to the appropriate bank regulatory approvals. Their closing date is expected to occur during this coming October. The two offices combined have total deposits of approximately $1,800,000.

We currently have two new branches under construction. One is located in Osceola County (St. Cloud, Florida area) and the other is in Polk County, south of Lakeland, Florida. We expect to open both of those offices by the end of this year, although one may open at the beginning of next year. In addition, we also expect to open a new branch in Lake County (Eustis, Florida area) in a temporary location before the end of this year. We expect to operate this branch in the temporary location until we build a permanent facility which we hope to complete by the end of next year. We also have several other site locations that we have purchased or are in the process of purchasing for future branches in 2007 and 2008.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2006 AND DECEMBER 31, 2005

Overview

Total assets were $1,028,630,000 as of June 30, 2006, compared to $871,521,000 at December 31, 2005, an increase of $157,109,000 or 18%. Approximately $94,016,000, or 10.8%, of this increase was the result of our March 31, 2006 acquisition of CenterState Bank Mid Florida. The remaining $63,093,000, or 7.2%, of this increase, was primarily the result of our internally generated loan growth and investment growth funded by an increase in deposits and retail repurchase agreements.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $80,285,000 at June 30, 2006 (approximately 7.8% of total assets) as compared to $52,977,000 at December 31, 2005 (approximately 6.1% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $232,063,000 at June 30, 2005 (approximately 23% of total assets) compared to $218,841,000 at December 31, 2005 (approximately 25% of total assets), an increase of $13,222,000 or 6%. These securities have been recorded at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Total gross loans were $622,679,000 at June 30, 2006, compared to $517,424,000 at December 31, 2005, an increase of $105,255,000 or 20.3%. During the same period, real estate loans increased by $97,598,000 or 24.2%, commercial loans increased by $1,503,000 or 2.4%, and all other loans including consumer loans increased by $6,154,000 or 12.2%. Total loans net of unearned fees and allowance for loan losses were $621,638,000 at June 30, 2006, compared to $516,658,000 at December 31, 2005, an increase of $104,980,000 or 20.3%. Excluding the loans acquired through the Mid FL merger ($53,336,000), the increase during this six month period was $51,644,000, or 10%.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	June 30, 2006	Dec 31, 2005
Real estate loans
Residential	$173,011	$148,090
Commercial	267,834	219,094
Construction, land development, land	60,289	36,352

Total real estate	501,134	403,536
Commercial	64,978	63,475
Consumer and other loans	56,567	50,413

Gross loans	622,679	517,424

Unearned fees/costs	(1,041)	(766)

Total loans net of unearned fees	621,638	516,658

Allowance for loan losses	(7,310)	(6,491)

Total loans net of unearned fees and allowance for loan losses	$614,328	$510,167

Credit quality and allowance for loan losses

The allowance for loan losses represents our estimate of an amount adequate to provide for probably incurred losses within the existing loan portfolio. Loans are charged against the allowance when we believe collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience, the volume and type of lending conducted, the amount of nonperforming loans, general economic conditions, particularly as they relate to the specific market areas, and other factors related to the collectibility of the loan portfolio. The specific reserve element is the result of a regular analysis of all loans based on credit rating classifications and other factors. At June 30, 2006, the allowance for loan losses was $7,310,000 or 1.18% of total loans outstanding, compared to $6,491,000 or 1.26%, at December 31, 2005.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	three month period ended June 30,		six month period ended June 30,
	2006	2005	2006	2005
Allowance at beginning of period	$7,095	$5,941	$6,491	$5,685
Charge-offs
Commercial loans	(24)	—	(320)	(37)
Real estate loans	—	—	—	—
Consumer and other loans	(1)	(45)	(16)	(67)

Total charge-offs	(25)	(45)	(336)	(104)

Recoveries
Commercial loans	10	16	12	38
Real estate loans	16	1	19	2
Consumer and other loans	8	1	31	8

Total recoveries	34	18	62	48

Net charge-offs	9	(27)	(274)	(56)
Provision for loan losses	206	255	446	540
Adjustment relating to Mid FL merger	—	—	647	—

Allowance at end of period	$7,310	$6,169	$7,310	$6,169

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

	June 30 2006	Dec 31 2005
Non-accrual loans	$850	$852
Accruing loans past due over 90 days	1	658
Other real estate owned	—	—
Repossessed assets other than real estate	50	39

Total non-performing assets	$901	$1,549

As a percent of total assets	0.09%	0.18%

Allowance for loan losses	$7,310	$6,491

Allowance for loan losses to non-performing assets	811%	419%

We are continually analyzing our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of June 30, 2006, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $36,996,000 at June 30, 2006 compared to $28,909,000 at December 31, 2005, an increase of $8,087,000 or 28%. This amount is the result of purchases totaling $9,373,000 less $954,000 of depreciation expense, less $326,000 sale of land and less $6,000 disposal of equipment. A portion of the purchase amount ($3,345,000) is a result of the March 31, 2006 acquisition of the Mid FL bank. The remaining purchases ($6,028,000) are listed below:

$190,000	construction in progress, Osceola County (St. Cloud) branch; land purchased in prior year

400,000	construction in progress, Polk County (South Lakeland) branch; land is leased

300,000	construction cost; build out second floor Lake Wales branch (Polk County); completed

100,000	leasehold improvement downtown Lakeland branch (Polk County)

600,000	purchased land -future branch site for Cystal River, Florida (Citrus County)

515,000	purchased land -future branch site Bushnell, Florida (Sumter County)

1,700,000	purchased land -future branch and corporate office site (Polk County)

1,450,000	purchased land -future branch site for Eustis, Florida (Lake County)

773,000	purchases of equipment and furniture

$6,028,000

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

Deposits

Total deposits were $855,031,000 at June 30, 2006, compared to $717,337,000 at December 31, 2005, an increase of $137,694,000 or 19.2%. Most of this increase (approximately $78,302,000) was a result of the March 31, 2006 acquisition of the Mid FL bank. Exclusive of the Mid FL acquisition, our deposits grew $59,392,000, or 8.3% (16.6% annualized), during the six month period. This was a result of normal organic growth. The percentage of our time deposits to our total deposits increased from 37% at December 31, 2005, to 44% at June 30, 2006. Conversely, our non time deposits (demand accounts and money market accounts) decreased during this same period from 63% to 56%. Part of that shift relates to the Mid FL bank, where approximately 52% of total deposits at the date of acquisition were time deposits, however, management believes that there seems to be a shift in trend at our other banks as well, probably due to the interest rate environment. We do not purchase broker deposits, nor do we solicit deposits nationally. All of our deposits are generated from our local markets in central Florida.

The table below sets forth our deposits by type and as a percentage to total deposits at December 31, 2005 and June 30, 2006 (amounts shown in the table are in thousands of dollars).

	June 30, 2006	% of total	Dec 31, 2005	% of total
Demand - non-interest bearing	$207,804	24%	$219,444	31%
Demand - interest bearing	107,035	13%	89,309	12%
Savings and money market accounts	159,916	19%	143,432	20%
Time deposits	380,276	44%	265,152	37%

Total deposits	$855,031	100%	$717,337	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $48,595,000 at June 30, 2006 compared to $41,811,000 at December 31, 2005, resulting in an increase of $6,784,000, or 16%.

Corporate debenture

In September 2003, we formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by us or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. Related debt issuance costs of $188,000 were capitalized and are being amortized to interest expense over a five year period ending September 2008. We have treated the trust preferred security as Tier 1 capital as allowed under the Federal Reserve guidelines.

Payable to shareholders

This liability represents the amount of cash we are required to pay Mid FL shareholders pursuant to the acquisition of the Mid FL bank at March 31, 2006. As the Mid FL shareholders send their old Mid FL certificates along with an executed transmittal letter to our transfer agent, we will pay them cash of $4.35 per share (1,000,050 shares x $4.35per share = $4,350,218) and issue 0.2774 shares of our common stock for each share of Mid FL common stock exchanged. As of June 30, 2006, more than 88% of the Mid FL certificates have been exchanged.

Stockholders’ equity

Shareholders’ equity at June 30, 2006, was $111,072,000, or 10.8% of total assets, compared to $97,241,000, or 11.2% of total assets at December 31, 2005. The increase in stockholders’ equity was due to the following items:

$97,241,000	Total stockholders’ equity at December 31, 2005
4,017,000	Net income during the six month period ended June 30, 2006
(757,000)	Dividends declared and paid
(1,063,000)	Net decrease in market value of securities available for sale, net of deferred taxes
358,000	Employee stock options exercised
311,000	Employee stock option expense pursuant to SFAS #123(R)
10,965,000	Common stock deemed issue pursuant to the acquisition of the Mid FL bank

$111,072,000	Total stockholders’ equity at June 30, 2006

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2006, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2006 and December 31, 2005 are presented in the table below.

	Actual		Well capitalized		Excess Amount
	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital (to risk weighted assets)	$117,934	16.8%	$70,166	> 10%	$47,768
Tier 1 capital (to risk weighted assets)	110,624	15.8%	42,100	> 6%	68,524
Tier 1 capital (to average assets)	110,624	11.3%	48,872	> 5%	61,752

December 31, 2005
Total capital (to risk weighted assets)	$110,344	19.2%	$57,379	> 10%	$52,965
Tier 1 capital (to risk weighted assets)	103,853	18.1%	34,427	> 6%	69,426
Tier 1 capital (to average assets)	103,853	12.4%	42,029	> 5%	61,824

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

Overview

Net income for the three months ended June 30, 2006 was $2,207,000 or $0.20 per share basic and $0.19 per share diluted, compared to $1,432,000 or $0.175 per share basic and $0.165 per share diluted for the same period in 2005.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended June 30, 2006 was 7.97% and 0.89%, respectively, as compared to 9.25% and 0.72%, respectively, for the same period in 2005.

Net interest income/margin

Net interest income increased $2,764,000 or 41% to $9,581,000 during the three month period ended June 30, 2006 compared to $6,817,000 for the same period in 2005. The $2,764,000 increase was the result of a $5,163,000 increase in interest income less a $2,399,000 increase in interest expense.

Interest earning assets averaged $898,478,000 during the three month period ended June 30, 2006 as compared to $726,732,000 for the same period in 2005, an increase of $171,746,000, or 24%. The yield on average interest earning assets increased 1.30% to 6.56% during the three month period ended June 30, 2006, compared to 5.26% for the same period in 2005. The combined effects of the $171,746,000 increase in average interest earning assets and the 1.30% increase in yield on average interest earning assets resulted in the $5,163,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $671,091,000 during the three month period ended June 30, 2006 as compared to $547,063,000 for the same period in 2005, an increase of $124,028,000, or 23%. The cost of average interest bearing liabilities increased 1.06% to 3.07% during the three month period ended June 30, 2006, compared to 2.01% for the same period in 2005. The combined effects of the $124,028,000 increase in average interest bearing liabilities and the 1.06% increase in cost on average interest bearing liabilities resulted in the $2,399,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2006 and 2005 (in thousands of dollars).

	Three months ended June 30,
	2006			2005
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc /Exp	Average Rate
Loans (1) (2) (3)	$611,379	$11,616	7.60%	$474,937	$7,827	6.59%
Securities (4)	287,099	3,108	4.33%	251,795	1,734	2.75%

Total earning assets	898,478	14,724	6.56%	726,732	9,561	5.26%
Allowance for loan losses	(7,226)			(6,040)
All other assets	99,470			69,499

Total assets	$990,722			$790,191

Deposits (5)	611,678	4,410	2.88%	497,829	2,350	1.89%
Borrowings (6)	49,413	521	4.22%	39,234	228	2.32%
Corporate debenture (7)	10,000	212	8.48%	10,000	166	6.64%
Total interest bearing Liabilities

	671,091	5,143	3.07%	547,063	2,744	2.01%
Demand deposits	204,138			179,339
Other liabilities	4,726			1,738
Minority shareholder interest	—			120
Shareholders’ equity	110,767			61,931

Total liabilities and shareholders’ equity	$990,722			$790,191

Net interest spread (8)			3.49%			3.25%

Net interest income		$9,581			$6,817

Net interest margin (9)			4.27%			3.75%

Note 1:	Loan balances are net of deferred origination fees and costs.

Note 2:	Interest income on average loans includes loan fee recognition of $151,000 and $43,000 for the three month periods ended June 30, 2006 and 2005.

Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Note 4: Includes securities available-for-sale, federal funds sold and money market.

Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.

Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.

Note 7:	Includes amortization of origination costs of $9,000 for the three month periods ended June 30, 2006 and 2005.

Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $206,000 for the three month period ended June 30, 2006 compared to $255,000 for the same period in 2005.

Non-interest income

Non-interest income for the three months ended June 30, 2006 was $1,507,000 compared to $1,310,000 for the comparable period in 2005. This increase was the result of the following components listed in the table below (Amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	June 30, 2006	June 30, 2005	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$875	$775	$100	12.9%
Commissions from mortgage broker activities	106	160	(54)	(33.8)%
Loan related fees	75	69	6	8.7%
Commissions from sale of mutual funds and annuities	81	68	13	19.1%
Rental income	50	49	1	2.0%
Debit card and ATM fees	141	126	15	11.9%
BOLI income	63	—	63	n/a
Other service charges and fees	116	63	53	84.1%

Total non-interest income	$1,507	$1,310	$197	15.0%

Our general business growth helped increase fee income in general. Mid FL’s non-interest income is included in the current quarter’s income, but not the comparable quarter in the prior year. Mid Florida’s total non interest income contribution for the current quarter was approximately $68,000, of which about $39,000 relates to service charges on deposit accounts. Partially off-setting these increasing effects on our deposit account service charges was rising interest rates and the related effect on the earnings credit on our commercial (business) checking accounts. That is, as interest rates rise, the earnings credit on checking accounts has increased thereby reducing checking account service fees, producing a decreasing effect in service charges on deposit accounts. Another off-setting decreasing effect on deposit account service charges was the merger of two of our subsidiary banks in January 2006. One of the banks had been charging customers for checking accounts (i.e. non-business checking accounts). Subsequent to the merger, that product has been changed to free checking, which produced a decreasing effect on service charges on deposit accounts. The reason we changed to free checking was to conform to our other banks and to better align ourselves to the local competition.

We purchased our BOLI during the third quarter of 2005. As such, we had no comparative earnings credit during the second quarter of 2005.

Non-interest expense

Non-interest expense for the three months ended June 30, 2006 increased $1,714,000, or 30.7%, to $7,297,000, compared to $5,583,000 for the same period in 2005. The table below breaks down the individual components.

The most significant component when comparing these two quarters is the March 31, 2006 acquisition of CenterState Bank Mid FL. Their non interest expenses is included in the current quarter but not in the comparable quarter in 2005. Their total non interest expense during the current quarter was $751,000. Excluding Mid FL, our net increase would adjust from $1,714,000 to $963,000 ($1,714,000 minus $751,000).

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the three months ended June 30, 2006 ($4,168,000) accounted for 57% of our total non-interest expense, compared to 55% for the same period last year. Looking at the table below, employee salaries and wages increased by 20% to $3,000,000 for the three month period ending June 30, 2006 (“current quarter”), compared to $2,499,000 for the same period last year. To analyze this $501,000 increase, first remove the Mid FL component of salary expense (approximately $264,000). This will adjust the increase to $237,000, or 9.5%. We believe this increase is a result of an increase in FTEs (“full time equivalent employees”), exclusive of Mid FL (282 in June of 2006 compared to 268 in June of 2005), as well as salary increases commensurate with our market environment.

We use a combination of performance incentive / bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance metrics. As our net income increases, our employee incentive/bonus compensation also increases.

Effective January 1, 2006, we are required to expense employee stock options pursuant to Statement of Financial Accounting Standard No. 123(R). This expense during the current quarter was $181,000.

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

Components of are non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	June 30, 2006	June 30, 2005	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$3,000	$2,499	$501	20.0%
Employee incentive/bonus compensation	523	256	267	104.3%
Employee stock option expense	181	—	181	n/a
Health insurance and other employee benefits	419	274	145	52.9%.
Payroll taxes	220	187	33	17.6%.
Other employee related expenses	149	119	30	25.2%.
Incremental direct cost of loan origination	(324)	(249)	(75)	30.1%.

Total salaries, wages and employee benefits	$4,168	$3,086	$1,082	35.1%

Occupancy expense	856	689	167	24.2%
Depreciation of premises and equipment	498	400	98	24.5%
Supplies, stationary and printing	174	122	52	42.6%
Marketing expenses	106	115	(9)	(7.8)%
Data processing expense	273	241	32	13.3%
Legal, auditing and other professional fees	165	127	38	29.9%
Bank regulatory related expenses	79	83	(4)	(4.8)%
Postage and delivery	66	68	(2)	(2.9)%
ATM related expenses	114	92	22	23.9%
Other expenses	798	560	238	42.5%

Total non-interest expense	$7,297	$5,583	$1,714	30.7%

Provision for income taxes

The income tax provision for the three months ended June 30, 2006 was $1,378,000 (an effective rate of 38.4%) compared to $857,000 (an effective rate of 37.4%) for the same period in 2005. The increase in the effective tax rate is due to expensing stock options effective this year (pursuant to SFAS No. 123R), which is not tax deductible, partially offset by BOLI income, which is not taxable. Our stock option expense is not tax deductible because these particular options are all qualifying incentive stock options. Excluding these two items, our effective tax rates are comparable period to period as presented in the table below. Amounts are in thousands of dollars.

	three months ended June 30, 2006	effective tax rate	three months ended June 30, 2005	effective tax rate
Income before provision for income taxes	$3,585		$2,289
Provision for income taxes	1,378	38.4%	857	37.4%

Income before provision for income taxes	$3,585		$2,289
Non deductible stock option expense	181		—
Non taxable BOLI income	(63)		—

Adjusted income before provision for income taxes	$3,703		$2,289
Provision for income taxes	1,378	37.2%	857	37.4%

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

Overview

Net income for the six months ended June 30, 2006 was $4,017,000 or $0.37 per share basic and $0.36 per share diluted, compared to $2,694,000 or $0.33 per share basic and $0.315 per share diluted for the same period in 2005.

ROE and ROA, calculated on an annualized basis, for the six month period ended June 30, 2006 was 7.68% and 0.86%, respectively, as compared to 8.98% and 0.69%, respectively, for the same period in 2005.

Net interest income/margin

Net interest income increased $4,755,000 or 36% to $17,845,000 during the six month period ended June 30, 2006 compared to $13,090,000 for the same period in 2005. The increase was the result of a $8,668,000 increase in interest income less a $3,913,000 increase in interest expense.

Interest earning assets averaged $849,580,000 during the six month period ended June 30, 2006 as compared to $713,886,000 for the same period in 2005, an increase of $135,694,000, or 19%. The yield on average interest earning assets increased 1.23% to 6.34% during the six month period ended June 30, 2006, compared to 5.11% for the same period in 2005. The combined net effects of the $135,694,000 increase in average interest earning assets and the 1.23% increase in yield on average interest earning assets resulted in the $8,668,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $623,850,000 during the six month period ended June 30, 2006 as compared to $538,462,000 for the same period in 2005, an increase of $85,388,000, or 16%. The cost of average interest bearing liabilities increased 0.99% to 2.91% during the six month period ended June 30, 2006, compared to 1.92% for the same period in 2005. The combined net effects of the $85,388,000 increase in average interest bearing liabilities and the 0.99% increase in cost of average interest bearing liabilities resulted in the $3,913,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2006 and 2005 (in thousands of dollars).

	Six months ended June 30,
	2006			2005
	Average Balance	Interest Inc /Exp	Average Rate	Average Balance	Interest Inc /Exp	Average Rate
Loans (1) (2) (3)	$571,637	$21,233	7.43%	$462,721	$14,962	6.47%
Securities (4)	277,943	5,682	4.09%	251,165	3,285	2.62%

Total earning assets	849,580	26,915	6.34%	713,886	18,247	5.11%

Allowance for loan losses	(6,875)			(5,917)
All other assets	89,795			68,505

Total assets	$932,500			$776,474

Deposits (5)	565,633	7,699	2.72%	493,572	4,473	1.81%
Borrowings (6)	48,217	960	3.98%	34,890	368	2.11%
Corporate debenture (7)	10,000	411	8.22%	10,000	316	6.32%
Total interest bearing

Liabilities	623,850	9,070	2.91%	538,462	5,157	1.92%

Demand deposits	199,904			176,018
Other liabilities	4,183			1,981
Shareholders’ equity	104,563			60,013

Total liabilities and shareholders’ equity	$932,500			$776,474

Net interest spread (8)			3.43%			3.19%

Net interest income		$17,845			$13,090

Net interest margin (9)			4.20%			3.67%

Note 1:	Loan balances are net of deferred origination fees and costs.

Note 2:	Interest income on average loans includes loan fee recognition of $237,000 and $100,000 for the six month periods ended June 30, 2006 and 2005.

Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Note 4:	Includes securities available-for-sale, federal funds sold and money market.

Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.

Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.

Note 7:	Includes amortization of origination costs of $19,000 for the six month periods ended June 30, 2006 and 2005.

Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. The allowance for loan loss account is then adjusted by the amount of the provision for loan losses charged to earnings. The provision was $446,000 for the six month period ended June 30, 2006 compared to $540,000 for the same period in 2005.

Non-interest income

Non-interest income for the six months ended June 30, 2006 was $3,002,000 compared to $2,651,000 for the comparable period in 2005, resulting in an increase of $351,000, or 13.2%. This increase was the result of the following components listed in the table below. Amounts listed are in thousands of dollars.

Six month period ending: (in thousands of dollars)	June 30, 2006	June 30, 2005	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,623	$1,580	$43	2.7%
Commissions from mortgage broker activities	191	267	(76)	(28.5)%
Loan related fees	154	141	13	9.2%
Commissions from sale of mutual funds and annuities	351	156	195	125.0%
Rental income	100	104	(4)	(3.8)%
Debit card and ATM fees	278	246	32	13.0%
BOLI income	128	—	128	n/a
Other service charges and fees	177	156	21	13.5%
Gain on sale of other real estate owned	—	1	(1)	n/a

Total non-interest income	$3,002	$2,651	$351	13.2%

Our general business growth helped increase fee income in general. The March 31, 2006 merger with Mid FL also helped increase fees. Mid FL’s non-interest income is included in the current period’s income, but not the comparable period in the prior year. Mid Florida’s total non interest income contribution for the current period was approximately $68,000, of which about $39,000 relates to service charges on deposit accounts. Partially off-setting these increasing effects on our deposit account service charges was rising interest rates and the related effect on the earnings credit on our commercial (business) checking accounts. That is, as interest rates rise, the earnings credit on checking accounts has increased thereby reducing checking account service fees, producing a decreasing effect in service charges on deposit accounts. Another off-setting decreasing effect on deposit account service charges was the merger of two of our subsidiary banks in January 2006. One of the banks had been charging customers for checking accounts (i.e. non-business checking accounts). Subsequent to the merger, that product has been changed to free checking, which produced a decreasing effect on service charges on deposit accounts. The reason we changed to free checking was to conform to our other banks and to better align ourselves to the local competition.

We purchased our BOLI during the third quarter of 2005. As such, we had no comparative earnings credit during the six month period ending June 30, 2005.

Non-interest expense

Non-interest expense for the six months ended June 30, 2006 increased $2,983,000, or 27.4%, to $13,887,000, compared to $10,904,000 for the same period in 2005. The table below breaks down the individual components.

The most significant component when comparing these two quarters is the March 31, 2006 acquisition of CenterState Bank Mid FL. Their non interest expenses, after the March 31, 2006 acquisition date, is included in the current period but not in the comparable period in 2005. Their total non interest expense during this period was $751,000. Excluding Mid FL, our net increase would adjust from $2,983,000 to $2,232,000 ($2,983,000 minus $751,000).

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the six months ended June 30, 2006 ($8,044,000) accounted for 58% of our total non-interest expense, compared to 55% for the same period last year. Looking at the table below, employee salaries and wages increased by 18.3% to $5,748,000 for the six month period ending June 30, 2006 (“current period”), compared to $4,858,000 for the same period last year. To analyze this $890,000 increase, first remove the Mid FL component of salary expense (approximately $264,000). This will adjust the increase to $626,000, or 12.9%. We believe this increase is a result of an increase in FTEs, exclusive of Mid FL (282 in June of 2006 compared to 268 in June of 2005), as well as salary increases commensurate with our market environment.

We use a combination of performance incentive / bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance metrics. As our net income increases, our employee incentive/bonus compensation also increases.

Effective January 1, 2006, we are required to expense employee stock options pursuant to Statement of Financial Accounting Standard No. 123(R). This expense during the current period was $311,000.

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

We added one new branch in October 2005, which is currently operating out of a temporary location until we construct a new permanent facility. As such, this branch was operating during the current period, but not in the comparable period last year. This accounts for a few of the additional FTE’s period to period, the rest is due to the continual growth of our business. The increase in the remainder of our non-interest expenses, excluding employee related expenses, was primarily due to the continual growth of our business.

Components of are non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Six month period ending: (in thousands of dollars)	June 30, 2006	June 30, 2005	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$5,748	$4,858	$890	18.3%
Employee incentive/bonus compensation	961	461	500	108.5%
Employee stock option expense	311	—	311	n/a
Health insurance and other employee benefits	791	543	248	45.7%.
Payroll taxes	509	397	112	28.2%.
Other employee related expenses	296	216	80	37.0%.
Incremental direct cost of loan origination	(572)	(481)	(91)	18.9%.

Total salaries, wages and employee benefits	$8,044	$5,994	$2,050	34.2%

Occupancy expense	1,624	1,323	301	22.8%
Depreciation of premises and equipment	954	812	142	17.5%
Supplies, stationary and printing	320	253	67	26.5%
Marketing expenses	238	211	27	12.8%
Data processing expense	525	475	50	10.5%
Legal, auditing and other professional fees	296	264	32	12.1%
Bank regulatory related expenses	137	143	(6)	(4.2)%
Postage and delivery	145	144	1	0.7%
ATM related expenses	230	182	48	26.4%
Other expenses	1,374	1,103	271	24.6%

Total non-interest expense	$13,887	$10,904	$2,983	27.4%

Provision for income taxes

The income tax provision for the six months ended June 30, 2006 was $2,497,000 (an effective rate of 38.3%) compared to $1,603,000 (an effective rate of 37.3%) for the same period in 2005. The increase in the effective tax rate is due to expensing stock options effective this year (pursuant to SFAS No. 123R), which is not tax deductible, partially offset by BOLI income, which is not taxable. Our stock option expense is not tax deductible because all of these particular stock options are qualifying incentive stock options. Excluding these two items, our effective tax rates are comparable period to period as presented in the table below. Amounts are in thousands of dollars.

	six months Ended June 30, 2006	effective tax rate	six months Ended June 30, 2005	effective tax rate
Income before provision for income taxes	$6,514		$4,297
Provision for income taxes	2,497	38.3%	1,603	37.3%

Income before provision for income taxes	$6,514		$4,297
Non deductible stock option expense	311		—
Non taxable BOLI income	(128)		—

Adjusted income before provision for income taxes	$6,697		$4,297
Provision for income taxes	2,497	37.3%	1,603	37.3%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2005 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2005. There has been no material changes in the assumptions used in monitoring interest rate risk as of June 30, 2006. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

None.

Item 1a. Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 7a of our December 31, 2005 annual report on Form 10-K.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Shareholders

At the April 25, 2006 annual shareholders’ meeting, the Company’s shareholders reelected all the Company’s Directors. The results of the vote were as follows.

	For	Withheld
Director nominee Samuel L. Lupfer	4,265,192	0
Director nominee G. Robert Blanchard, Jr.	4,118,317	146,875
Director nominee James H. Bingham	3,679,539	585,653
Director nominee J. Thomas Rocker	4,118,317	146,875
Director nominee Terry W. Donley	4,118,317	146,875
Director nominee Bryan W. Judge	4,243,012	22,180
Director nominee Ernest S. Pinner	4,265,192	0
Director nominee Lawrence W. Maxwell	3,701,719	563,473
Director nominee Thomas E. Oakley	4,096,137	169,055
Director nominee G. Tierso Nunez II	3,701,719	563,473

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1	Amendment to Articles of Incorporation, CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated April 25, 2006)

Exhibit 10.1	Form of CenterState Banks of Florida, Inc. Change in Control and Severance Agreement for Ernest S. Pinner, President, CEO and Chairman of the Board and James J. Antal, Senior Vice President, CFO and Corporate Secretary (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 12, 2006)

Exhibit 10.2	Form of CenterState Banks of Florida, Inc. Change in Control and Severance Agreement for George H. Carefoot, Senior Vice President, Treasurer and Chief

Operations Officer, and the Company’s four subsidiary bank Presidents, Thomas E. White, James S. Stalnaker, Jr., John C. Corbett and Timothy A. Pierson (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 12, 2006)

Exhibit 10.3	Form of CenterState Banks of Florida, Inc. Split-Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)

Exhibit 31.1	The President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: August 4, 2006	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
President and Chief Executive
Officer

Date: August 4, 2006	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer