Form 10-Q
period 2006-09-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2006-11-03
CIK 1102266

U. S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	11,122,540
(class)	Outstanding at September 30, 2006

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of September 30, 2006	As of December 31, 2005
ASSETS

Cash and due from banks	$35,345	$41,949
Federal funds sold and money market account	48,250	52,977

Cash and cash equivalents	83,595	94,926

Securities available for sale, at fair value	242,921	218,841

Loans	637,684	516,658
Less allowance for loan losses	(7,367)	(6,491)

Net Loans	630,317	510,167

Premises and equipment, net	38,748	28,909
Accrued interest receivable	4,949	3,610
Deferred income taxes, net	2,193	2,712
Goodwill	9,863	4,675
Core deposit intangible	3,249	479
Bank owned life insurance	7,246	6,043
Other assets	1,609	1,159

TOTAL ASSETS	$1,024,690	$871,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand - non-interest bearing	$198,386	$219,444
Demand - interest bearing	97,060	89,309
Savings and money market accounts	149,676	143,432
Time deposits	400,727	265,152

Total deposits	845,849	717,337

Securities sold under agreement to repurchase	49,605	41,811
Corporate debenture	10,000	10,000
Other borrowings	—	1,000
Payable to shareholders	261	—
Accrued interest payable	884	582
Accrued expenses and other liabilities	3,279	3,430

Total liabilities	909,878	774,160

Minority interest	—	120

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 11,122,540 and 10,500,772 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively	111	52
Additional paid-in capital	86,827	75,001
Retained earnings	29,076	23,954
Accumulated other comprehensive loss	(1,202)	(1,766)

Total stockholders’ equity	114,812	97,241

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,024,690	$871,521

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
Interest income:
Loans	$12,475	$8,481	$33,708	$23,443
Securities available for sale	2,628	1,633	6,936	4,223
Federal funds sold and money market account	831	510	2,205	1,205

	15,934	10,624	42,849	28,871

Interest expense:
Deposits	5,478	2,651	13,177	7,124
Securities sold under agreement to repurchase	592	296	1,552	654
Corporate debenture	228	176	639	492
Other borrowings	—	2	—	12

	6,298	3,125	15,368	8,282

Net interest income	9,636	7,499	27,481	20,589

Provision for loan losses	129	255	575	795

Net interest income after loan loss provision	9,507	7,244	26,906	19,794

Other income:
Service charges on deposit accounts	902	833	2,525	2,413
Commissions from mortgage broker activities	79	126	270	393
Loan related fees	70	79	224	220
Commissions on sale of mutual funds and annuities	142	126	493	282
Rental income	53	50	153	154
Other service charges and fees	304	195	887	597
Gain on sale of other real estate owned	—	7	—	8

	1,550	1,416	4,552	4,067

Other expenses:
Salaries, wages and employee benefits	4,335	3,189	12,379	9,183
Occupancy expense	907	727	2,531	2,050
Depreciation of premises and equipment	484	402	1,438	1,214
Supplies, stationary and printing	141	139	461	392
Marketing expenses	98	117	336	328
Data processing expense	300	246	825	721
Legal, auditing and other professional fees	190	138	486	402
Bank regulatory related expenses	96	98	233	241
Postage and delivery	66	72	211	216
ATM related expenses	110	107	340	289
Other expenses	736	549	2,110	1,652

Total other expenses	7,463	5,784	21,350	16,688

Income before provision for income taxes	3,594	2,876	10,108	7,173
Provision for income taxes	1,343	1,075	3,840	2,678

Net income	$2,251	$1,801	$6,268	$4,495

Earnings per share:
Basic	$0.20	$0.17	$0.57	$0.50
Diluted	$0.20	$0.17	$0.56	$0.49
Common shares used in the calculation of earnings per share:
Basic	11,113,648	10,447,332	10,911,050	8,971,804
Diluted	11,380,467	10,717,514	11,164,634	9,245,420

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net Income	$6,268	$4,495
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	575	795
Depreciation of premises and equipment	1,438	1,214
Amortization of purchase accounting adjustments	313	(3)
Net amortization/accretion of investments securities	149	299
Net deferred origination fees	79	209
BOLI income	(203)	—
(Gain) loss on sale of fixed asset	(40)	2
Gain on sale of other real estate owned	—	(8)
Employee stock option expense	458	—
Deferred income taxes	252	(250)
Cash provided by (used in) changes in:
Net changes in accrued interest receivable	(1,069)	(829)
Net change in other assets	(664)	370
Net change in accrued interest payable	234	143
Net change in accrued expenses and other liabilities	(194)	859

Net cash provided by operating activities	7,596	7,296

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	62,350	65,000
Purchases of investment securities available for sale	(48,890)	(50,939)
Purchases of mortgage back securities available for sale	(47,493)	(67,274)
Proceeds from pay-downs of mortgage back securities available for sale	21,799	19,702
Increase in loans, net of repayments	(68,116)	(64,041)
Purchases of premises and equipment	(8,265)	(4,030)
Proceeds from sale of other real estate owned	373	392
Purchase of bank owned life insurance	(1,000)	—
Net cash from acquisition of Mid FL bank	13,760	—

Net cash used in investing activities	(75,482)	(101,190)

Cash flows from financing activities:
Net increase in deposits	50,445	36,548
Net increase in securities sold under agreement to repurchase	7,794	15,114
Stock options exercised	462	607
Net (decrease) increase in other borrowings	(1,000)	3,000
Net proceeds of public stock offering	—	34,854
Dividends paid	(1,146)	(857)

Net cash provided by financing activities	56,555	89,266

Net decrease in cash and cash equivalents	(11,331)	(4,628)
Cash and cash equivalents, beginning of period	94,926	90,115

Cash and cash equivalents, end of period	$83,595	$85,487

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Nine months ended September 30,
	2006	2005
Cash paid during the period for:
Interest	$15,038	$8,112

Income taxes	$5,233	$2,560

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and wholly owned subsidiary, C. S. Processing. Our four subsidiary banks operate through 30 locations in eight Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the nine month period ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 70,500 stock options that were anti dilutive at September 30, 2006. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data). All per share data has been adjusted to reflect our May 2006 two for one stock split.

	For the three months ended September 30,
	2006			2005
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common Shareholders	$2,251	11,113,648	$0.20	$1,801	10,447,332	$0.17

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	—	266,819	—	—	270,182	—

Diluted EPS
Net earnings available to common shareholders and assumed Conversions	$2,251	11,380,467	$0.20	$1,801	10,717,514	$0.17

	For the nine months ended September 30,
	2006			2005
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common Shareholders	$6,268	10,911,050	$0.57	$4,495	8,971,804	$0.500

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	—	253,584	(0.01)	—	273,616	(0.015)

Diluted EPS
Net earnings available to common shareholders and assumed Conversions	$6,268	11,164,634	$0.56	$4,495	9,245,420	$0.485

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Nine months ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
Net income	$2,251	$1,801	$6,268	$4,495

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period	1,627	(70)	564	(324)

Other comprehensive income (loss), net of tax	1,627	(70)	564	(324)

Comprehensive income (loss)	$3,878	$1,731	$6,832	$4,171

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

Our shareholders have authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options are granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options become 25% vested immediately as of the grant date and will continue to vest at a rate of 25% on each anniversary date thereafter. At September 30, 2006, there were 104,760 shares available for future grants. In addition to the 1999 Plan, we have assumed and converted the stock option plans of our subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable.

In 2004, our shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 400,000, which amount shall be increased on December 31 of each calendar year. At December 31, 2005 and September 30, 2006, there were no options outstanding pursuant to this plan, and no activity occurred during the nine month period ending September 30, 2006 relating to our ESPP.

Our stock-based compensation consists solely of expense related to stock options. During the nine month period ended September 30, 2006, the Company recognized approximately $458,000 of stock-based compensation expense. As all of these options were incentive stock options (“ISO”) there was no related tax benefit. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $726,000 and is expected to be recognized over a weighted-average period of 0.8 years (approximately 10 months).

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

	three months Ended Sept 30, 2005	nine months Ended Sept 30, 2005
Net income as reported	$1,801	$4,495
Deduct: Stock-based compensation expense
Determined under fair value based method	(144)	(446)

Pro forma net income	$1,657	$4,049

Basic earnings per share as reported	$0.17	$0.50
Pro forma basic earnings per share	$0.16	$0.45

Diluted earnings per share as reported	$0.17	$0.49
Pro forma diluted earnings per share	$0.15	$0.44

We granted stock options for 3,500 shares of common stock and 6,000 shares of common stock during the three month periods ended September 30, 2006 and 2005, respectively. We granted stock options for 31,500 shares of common stock during the nine month period ended September 30, 2006 and we acquired stock options for 77,456 shares of common stock pursuant to the merger with CenterState Bank Mid Florida (“Mid FL”) as of the close of business March 31, 2006. These options vested immediately upon change of control, and their fair value was included as a portion of the purchase price paid for Mid FL. We granted stock options for 33,000 shares of common stock during the nine month period ending September 30, 2005.

We estimated the fair value of options granted during these periods as of the grant date (as of the merger date for those options acquired pursuant to the merger of Mid FL) using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date, and as of the merger date in the case of the Mid FL transaction, are as follows:

	three months ended Sept 30,		nine months ended Sept 30,
	2006	2005	2006	2005
Expected option life	5.8 years	10 years	7.3 years	10 years
Risk-free interest rate	5.07%	4.14%	4.89%	4.37%
Expected volatility	29.9%	31.7%	29.8%	31.5%
Dividend yield	0.74%	0.70%	0.76%	0.68%

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

The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2006 and 2005 were $6.81 per share and $7.52 per share respectively.

The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2006 (including those stock options acquired pursuant to the merger with Mid FL) and 2005 were $8.87 and $8.15 per share respectively.

The table below presents information related to stock option activity for the three month and nine month periods ended September 30, 2006 and 2005 (in thousands of dollars):

	Three months ended Sept 30,		nine months ended Sept 30,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$171	$45	$802	$161
Cash received from stock options exercised	82	53	440	149
Gross income tax benefit from the exercise of stock options	21	—	21	—

A summary of stock option activity for the three month and nine month periods ended September 30, 2006 is as follows (dollars are in thousands, except for per share data):

	three months ended Sept 30, 2006		nine months ended Sept 30, 2006		weighted- average contractual Term	aggregate intrinsic value
	number of options	weighted- Average Exercise Price	number of options	weighted- average exercise price
Options outstanding, beginning of period	758,256	$11.22	706,918	$10.43
Options granted	3,500	19.04	31,500	18.56
Options forfeited	—	—	—	—
Options exercised	(13,040)	6.32	(67,158)	6.57
Options issued pursuant to Mid FL merger	—	—	77,456	12.62

Options outstanding, end of period	748,716	$11.34	748,716	$11.34	6.4 years	$6,559

Options fully vested and expected to vest, Sept 30, 2006			748,716	$11.34	6.4 years	$6,559

Options exercisable, Sept 30, 2006			581,091	$10.08	5.9 years	$5,823

The total fair value of options vested during the three month and nine month periods ended September 30, 2006 was approximately $18,000 and $170,000, respectively.

Common stock issued upon exercise of stock options are newly-issued shares.

NOTE 5: Effect of new pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. Future methods of assessing values can be performed using either the amortization or fair value measurement techniques. Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material effect on the financial statements of the Company.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The effect of this recently-issued and not yet implemented pronouncement is not yet known.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Branch activity

During September, we opened a new branch office in Lake County (Eustis, Florida area) in a temporary location. Land has been purchased for the construction of a new permanent facility, which is expected to be completed sometime in 2007. Of our 30 banking locations (as of September 30, 2006), four are what we refer to as “freedom offices,” which are small offices located inside gated retirement communities in central Florida. The office is usually located in a small room or area of the community’s “club house,” and caters to the needs of that particular community. Two of the four are very successful. The other two have not performed as well. Consequently, we closed those two locations during October 2006. These two offices combined had total deposits of less than $1,500,000, which were transferred to another branch office.

Also during October, we opened our newly constructed branch office in Polk County (south of Lakeland, Florida) and opened a second new branch office in Polk County in a temporary facility on U.S. Highway 27 near Interstate 4. We have begun construction on a permanent facility, which we expect to complete late in 2007.

We also have another branch office under construction in Osceola County (St. Cloud, Florida area) which we expect to be completed late this year or early 2007. We also have several other site locations that we have purchased or are in the process of purchasing for future branches in 2007 and 2008.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Overview

Total assets were $1,024,690,000 as of September 30, 2006, compared to $871,521,000 at December 31, 2005, an increase of $153,169,000 or 18%. Approximately $94,016,000, or 10.8%, of this increase was the result of our March 31, 2006 acquisition of CenterState Bank Mid Florida. The remaining $59,153,000, or 6.8%, of this increase, was primarily the result of our internally generated loan growth and investment growth funded by an increase in deposits and retail repurchase agreements.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $48,250,000 at September 30, 2006 (approximately 4.7% of total assets) as compared to $52,977,000 at December 31, 2005 (approximately 6.1% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $242,921,000 at September 30, 2005 (approximately 24% of total assets) compared to $218,841,000 at December 31, 2005 (approximately 25% of total assets), an increase of $24,080,000 or 11%. These securities have been recorded at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Total gross loans were $638,710,000 at September 30, 2006, compared to $517,424,000 at December 31, 2005, an increase of $121,286,000 or 23%. During the same period, real estate loans increased by $112,043,000 or 28%, commercial loans increased by $4,167,000 or 7%, and all other loans including consumer loans increased by $5,076,000 or 10%. Total loans net of unearned fees and allowance for loan losses were $637,684,000 at September 30, 2006, compared to $516,658,000 at December 31, 2005, an increase of $121,026,000 or 23%. Excluding the loans acquired through the Mid FL merger ($53,336,000), the increase during this nine month period was $67,690,000, or 13%.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30, 2006	Dec 31, 2005
Real estate loans
Residential	$181,579	$148,090
Commercial	277,888	219,094
Construction, land development, land	56,112	36,352

Total real estate	515,579	403,536

Commercial	67,642	63,475
Consumer and other loans	55,489	50,413

Gross loans	638,710	517,424

Unearned fees/costs	(1,026)	(766)

Total loans net of unearned fees	637,684	516,658

Allowance for loan losses	(7,367)	(6,491)

Total loans net of unearned fees and allowance for loan losses	$630,317	$510,167

Credit quality and allowance for loan losses

The allowance for loan losses represents our estimate of an amount adequate to provide for probably incurred losses within the existing loan portfolio. Loans are charged against the allowance when we believe collection of the principal is unlikely. The allowance consists of amounts established for specific loans and is also based on historical loan loss experience, the volume and type of lending conducted, the amount of nonperforming loans, general economic conditions, particularly as they relate to the specific market areas, and other environmental factors related to the collectibility of the loan portfolio. The specific reserve element is the result of a regular analysis of certain loans based on credit rating classifications and other factors. At September 30, 2006, the allowance for loan losses was $7,367,000 or 1.16% of total loans outstanding, compared to $7,310,000 (1.18%), $7,095,000 (1.18%), and $6,491,000 (1.26%), at June 30, 2006, March 31, 2006, and December 31, 2005, respectively.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	three month period Ended Sept 30,			nine month period ended Sept 30,
	2006		2005	2006	2005
Allowance at beginning of period	$7,310		$6,169	$6,491	$5,685
Charge-offs
Commercial loans	(33)		(2)	(353)	(39)
Real estate loans	—		—	—	—
Consumer and other loans	(63)		(22)	(79)	(89)

Total charge-offs	(96)		(24)	(432)	(128)

Recoveries
Commercial loans	33		14	45	52
Real estate loans	(13	)(a)	5	6	7
Consumer and other loans	4		7	35	15

Total recoveries	24		26	86	74

Net (charge-offs) recoveries	(72)		2	(346)	(54)
Provision for loan losses	129		255	575	795
Adjustment relating to Mid FL merger	—		—	647	—

Allowance at end of period	$7,367		$6,426	$7,367	$6,426

(a)	Represents a correction of an error which occurred in the quarter ending June 30, 2006 and corrected in the quarter ending September 30, 2006 (approximately $13,000).

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

	Sept 30 2006	Dec 31 2005
Non-accrual loans	$696	$852
Accruing loans past due over 90 days	458	658
Other real estate owned	—	—
Repossessed assets other than real estate	35	39

Total non-performing assets	$1,189	$1,549

As a percent of total assets	0.12%	0.18%

Allowance for loan losses	$7,367	$6,491

Allowance for loan losses to non-performing assets	620%	419%

We are continually analyzing our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of September 30, 2006, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such reserves will not be incurred.

Bank premises and equipment

Bank premises and equipment was $38,748,000 at September 30, 2006 compared to $28,909,000 at December 31, 2005, an increase of $9,839,000 or 34%. This amount is the result of purchases totaling $11,610,000 less $1,438,000 of depreciation expense, less $326,000 sale of land and less $7,000 disposal of equipment. A portion of the purchase amount ($3,345,000) is a result of the March 31, 2006 acquisition of the Mid FL bank. The remaining purchases ($8,265,000) are listed in the table below (amounts are in thousands of dollars):

$710	construction in progress, Osceola County (St. Cloud) branch; land purchased in prior year
1,100	construction in progress, Polk County (South Lakeland) branch; land is leased
300	construction cost; build out second floor Lake Wales branch (Polk County); completed
100	leasehold improvement downtown Lakeland branch (Polk County)
45	leasehold improvement, remodel Poinciana branch (Osceola County)
600	purchased land -future branch site for Crystal River, Florida (Citrus County)
515	purchased land -future branch site Bushnell, Florida (Sumter County)
1,700	purchased land -future branch and corporate office site (Polk County)
1,450	purchased land -future branch site for Eustis, Florida (Lake County)
775	purchased land -future branch site for Wesly Chapel, Florida (Pasco County)
970	purchases of equipment and furniture

$8,265

Bank owned life insurance (“BOLI”)

On October 31, 2005, we purchased $6,000,000 of bank owned life insurance (“BOLI”) covering 18 of our officers. In January 2006, we entered into agreements with the 18 officers, whereby upon their death, while still employed, their beneficiary(s) will receive one half of the net life insurance proceeds as defined in the agreements. Further, if the officer meets the vesting requirements as defined in the agreement, upon termination or retirement, they may be entitled to a post retirement life insurance benefit equal to 10% of the net proceeds as defined in the agreement. During the current quarter, we purchased an additional $1,000,000 of BOLI covering three senior officers acquired pursuant to the acquisition of CenterState Bank Mid Florida. The agreements with the three new officers have similar terms as the initial 18 officers discussed above.

Deposits

Total deposits were $845,849,000 at September 30, 2006, compared to $717,337,000 at December 31, 2005, an increase of $128,512,000 or 18%. Most of this increase (approximately $78,302,000) was a result of the March 31, 2006 acquisition of the Mid FL bank. Exclusive of the Mid FL acquisition, our deposits grew $50,210,000, or 7% (9.3% annualized), during the nine month period. This was a result of normal organic growth. The percentage of our time deposits to our total deposits increased from 37% at December 31, 2005, to 47% at September 30, 2006. Conversely, our non time deposits (demand accounts and money market accounts) decreased during this same period from 63% to

53%. Part of that shift relates to the Mid FL bank, where approximately 52% of total deposits at the date of acquisition were time deposits, however, management believes that there seems to be a shift in trend at our other banks as well, probably due to the interest rate environment. We do not purchase broker deposits, nor do we solicit deposits nationally. All of our deposits are generated from our local markets in central Florida.

The table below sets forth our deposits by type and as a percentage to total deposits at September 30, 2006 and December 31, 2005 (amounts shown in the table are in thousands of dollars).

	Sept 30, 2006	% of total	Dec 31, 2005	% of total
Demand – non-interest bearing	$198,386	23%	$219,444	31%
Demand - interest bearing	97,060	12%	89,309	12%
Savings and money market accounts	149,676	18%	143,432	20%
Time deposits	400,727	47%	265,152	37%

Total deposits	$845,849	100%	$717,337	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $49,605,000 at September 30, 2006 compared to $41,811,000 at December 31, 2005, resulting in an increase of $7,794,000, or 19%.

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

Payable to shareholders

This liability represents the amount of cash we are required to pay Mid FL shareholders pursuant to the acquisition of the Mid FL bank at March 31, 2006. As the Mid FL shareholders send their old Mid FL certificates along with an executed transmittal letter to our transfer agent, we will pay them cash of $4.35 per share (1,000,050 shares x $4.35per share = $4,350,218) and issue 0.2774 shares of our common stock for each share of Mid FL common stock exchanged. As of September 30, 2006, approximately 94% of the Mid FL certificates have been exchanged.

Stockholders’ equity

Shareholders’ equity at September 30, 2006, was $114,812,000, or 11.2% of total assets, compared to $97,241,000, or 11.2% of total assets at December 31, 2005. The increase in stockholders’ equity was due to the following items (amounts are in thousands of dollars):

$97,241	Total stockholders’ equity at December 31, 2005
6,268	Net income during the nine month period ended September 30, 2006
(1,146)	Dividends declared and paid
564	Net increase in market value of securities available for sale, net of deferred taxes
462	Employee stock options exercised
458	Employee stock option expense pursuant to SFAS #123(R)
10,965	Common stock deemed issued pursuant to the acquisition of the Mid FL bank

$114,812	Total stockholders’ equity at September 30, 2006

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2006, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2006 and December 31, 2005 are presented in the table below (amounts are in thousands of dollars).

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2006
Total capital (to risk weighted assets)	$120,269	16.8%	$71,674	> 10%	$48,595
Tier 1 capital (to risk weighted assets)	112,902	15.8%	43,004	> 6%	69,898
Tier 1 capital (to average assets)	112,902	11.2%	50,539	> 5%	62,363

December 31, 2005
Total capital (to risk weighted assets)	$110,344	19.2%	$57,379	> 10%	$52,965
Tier 1 capital (to risk weighted assets)	103,853	18.1%	34,427	> 6%	69,426
Tier 1 capital (to average assets)	103,853	12.4%	42,029	> 5%	61,824

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

Overview

Net income for the three months ended September 30, 2006 was $2,251,000 or $0.20 per share basic and diluted, compared to $1,801,000 or $0.17 per share basic and diluted for the same period in 2005.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended September 30, 2006 was 7.93% and 0.88%, respectively, as compared to 7.57% and 0.86%, respectively, for the same period in 2005.

Net interest income/margin

Net interest income increased $2,137,000 or 28% to $9,636,000 during the three month period ended September 30, 2006 compared to $7,499,000 for the same period in 2005. The $2,137,000 increase was the result of a $5,310,000 increase in interest income less a $3,173,000 increase in interest expense.

Interest earning assets averaged $933,414,000 during the three month period ended September 30, 2006 as compared to $773,847,000 for the same period in 2005, an increase of $159,567,000, or 21%. The yield on average interest earning assets increased 1.34% to 6.83% during the three month period ended September 30, 2006, compared to 5.49% for the same period in 2005. The combined effects of the $159,567,000 increase in average interest earning assets and the 1.34% increase in yield on average interest earning assets resulted in the $5,310,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $714,495,000 during the three month period ended September 30, 2006 as compared to $550,383,000 for the same period in 2005, an increase of $164,112,000, or 30%. The cost of average interest bearing liabilities increased 1.26% to 3.53% during the three month period ended September 30, 2006, compared to 2.27% for the same period in 2005. The combined effects of the $164,112,000 increase in average interest bearing liabilities and the 1.26% increase in cost on average interest bearing liabilities resulted in the $3,173,000 increase in interest expense between the two periods.

The net interest margin (“NIM”) for the current quarter was 4.13% compared to 3.88% for the comparable quarter in 2005, and 4.27% for the previous quarter. After six consecutive quarters of margin expansion, the our current quarter NIM (4.13%) compressed 14 basis points compared to the previous quarter. This is consistent with what appears to be occurring in the industry as a result of the changing yield curve and shift in deposit mix. We believe that part of the reason for the shrinkage in checking accounts was related to title companies and other real estate business related accounts. As the real estate market in Florida slowed down, the average balances of title companies and other real estate business related accounts decreased. We also believe that as local market competition placed upward pressure on time deposit rates, customers tended to shift deposits from low cost deposits to higher cost time deposit products. We have initiated incentive and other marketing plans focusing on checking account and other non time deposit account growth.

The table below summarizes, the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2006 and 2005 (in thousands of dollars).

	Three months ended September 30,
	2006			2005
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (3)	$632,568	$12,475	7.89%	$494,493	$8,481	6.86%
Securities (4)	300,846	3,459	4.60%	279,354	2,143	3.07%

Total earning assets	933,414	15,934	6.83%	773,847	10,624	5.49%

Allowance for loan losses	(7,371)			(6,294)
All other assets	97,844			66,467

Total assets	$1,023,887			$834,020

Deposits (5)	654,009	5,478	3.35%	498,576	2,651	2.13%
Borrowings (6)	50,486	592	4.69%	41,807	298	2.85%
Corporate debenture (7)	10,000	228	9.12%	10,000	176	7.04%

Total interest bearing Liabilities	714,495	6,298	3.53%	550,383	3,125	2.27%

Demand deposits	191,057			183,159
Other liabilities	4,825			5,170
Minority shareholder interest	—			120
Shareholders’ equity	113,510			95,188

Total liabilities and shareholders’ equity	$1,023,887			$834,020

Net interest spread (8)			3.30%			3.22%

Net interest income		$9,636			$7,499

Net interest margin (9)			4.13%			3.88%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $143,000 and $71,000 for the three month periods ended September 30, 2006 and 2005.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.
Note 7:	Includes amortization of origination costs of $9,000 for the three month periods ended September 30, 2006 and 2005.
Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other environmental factors related to the collectibility of our loan portfolio. As these factors change, the level of loan loss allowance changes. As such, the provision for loan loss (income statement) is the difference between the loan loss allowance (balance sheet) at the beginning and end of the period, net of current period loan charge-offs and recoveries of previously charged off loans. The provision was $129,000 for the three month period ended September 30, 2006 compared to $255,000 for the same period in 2005, a decrease of $126,000. There were several factors effecting the provision period to period (e.g.net differences in net charge-offs and recoveries), however, the primary reason for the decrease in the provision between the periods was due to a decrease in specific reserves on impaired loans.

Non-interest income

Non-interest income for the three months ended September 30, 2006 was $1,550,000 compared to $1,416,000 for the comparable period in 2005. This increase was the result of the following components listed in the table below (Amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Sept 30, 2006	Sept 30, 2005	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$902	$833	$69	8.3%
Commissions from mortgage broker activities	79	126	(47)	(37.3)%
Loan related fees	70	79	(9)	(11.4)%
Commissions from sale of mutual funds and annuities	142	126	16	12.7%
Rental income	53	50	3	6.0%
Debit card and ATM fees	138	128	10	7.8%
BOLI income	74	—	74	n/a
Other service charges and fees	92	67	25	37.3%
Gain on sale of other real estate owned	—	7	(7)	n/a

Total non-interest income	$1,550	$1,416	$134	9.5%

Our general business growth helped increase fee income in general. Mid FL’s non-interest income is included in the current quarter’s income, but not the comparable quarter in the prior year. Mid Florida’s total non interest income contribution for the current quarter was approximately $74,000, of which about $41,000 relates to service charges on deposit accounts. Partially off-setting these increasing effects on our deposit account service charges were rising interest rates and the related effect on the earnings credit on our commercial (business) checking accounts. That is, as interest rates rise, the earnings credit on checking accounts has increased thereby reducing checking account service fees, producing a decreasing effect in service charges on deposit accounts. Another off-setting decreasing effect on deposit account service charges was the merger of two of our subsidiary banks in January 2006. One of the banks had been charging customers for checking accounts (i.e. non-business checking accounts). Subsequent to the merger, that product has been changed to free checking, which produced a decreasing effect on service charges on deposit accounts. The reason we changed to free checking was to conform to our other banks and to better align ourselves to the local competition.

We purchased our BOLI on October 31, 2005. As such, we had no comparative earnings credit during the third quarter of 2005.

Non-interest expense

Non-interest expense for the three months ended September 30, 2006 increased $1,679,000, or 29%, to $7,463,000, compared to $5,784,000 for the same period in 2005. The table below breaks down the individual components. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Sept 30, 2006	Sept 30, 2005	$ Increase (decrease)	% increase (decrease)
Employee salaries and wages	$3,116	$2,564	$552	21.5%
Employee incentive/bonus compensation	515	307	208	67.8%
Employee stock option expense	147	—	147	n/a
Health insurance and other employee benefits	432	286	146	51.0%.
Payroll taxes	214	182	32	17.6%.
Other employee related expenses	159	113	46	40.7%.
Incremental direct cost of loan origination	(248)	(263)	15	(5.7)%

Total salaries, wages and employee benefits	$4,335	$3,189	$1,146	35.9%

Occupancy expense	907	727	180	24.8%
Depreciation of premises and equipment	484	402	82	20.4%
Supplies, stationary and printing	141	139	2	1.4%
Marketing expenses	98	117	(19)	(16.2)%
Data processing expense	300	246	54	22.0%
Legal, auditing and other professional fees	190	138	52	37.7%
Bank regulatory related expenses	96	98	(2)	(2.0)%
Postage and delivery	66	72	(6)	(8.3)%
ATM related expenses	110	107	3	2.8%
Other expenses	736	549	187	34.1%

Total non-interest expense	$7,463	$5,784	$1,679	29.0%

The most significant component when comparing these two quarters is the March 31, 2006 acquisition of CenterState Bank Mid FL. Their non interest expenses is included in the current quarter but not in the comparable quarter in 2005. Their total non interest expense during the current quarter was $762,000. Excluding Mid FL, our net increase would adjust from $1,679,000 to $917,000 ($1,679,000 minus $762,000).

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the three months ended September 30, 2006 ($4,335,000) accounted for 58% of our total non-interest expense, compared to 55% for the same period last year. Looking at the table below, employee salaries and wages increased by 21.5% to $3,116,000 for the three month period ending September 30, 2006 (“current quarter”), compared to $2,564,000 for the same period last year. To analyze this $552,000 increase, removing the Mid FL component of salary expense (approximately $318,000), results in an adjusted increase of $234,000, or 9.1%. This increase is a result of an increase in FTEs (“full time equivalent employees”), exclusive of Mid FL (289 in the current quarter compared to 270 for the same quarter last year), as well as salary increases commensurate with our market environment.

We use a combination of performance incentive / bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance metrics. As our net income increases, our employee incentive/bonus compensation also increases.

Effective January 1, 2006, we are required to expense employee stock options pursuant to Statement of Financial Accounting Standard No. 123(R). This expense during the current quarter was $147,000.

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

Provision for income taxes

The income tax provision for the three months ended September 30, 2006 was $1,343,000 (an effective rate of 37.4%) compared to $1,075,000 (an effective rate of 37.4%) for the same period in 2005. Although the effective tax rates are comparable, there are offsetting factors occurring during the current quarter. Non deductible stock option expense of $147,000 was off-set by tax exempt income from BOLI, and tax exempt securities and loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

Overview

Net income for the nine months ended September 30, 2006 was $6,268,000 or $0.57 per share basic and $0.56 per share diluted, compared to $4,495,000 or $0.50 per share basic and $0.49 per share diluted for the same period in 2005.

ROE and ROA, calculated on an annualized basis, for the nine month period ended September 30, 2006 was 7.77% and 0.87%, respectively, as compared to 8.35% and 0.75%, respectively, for the same period in 2005.

Net interest income/margin

Net interest income increased $6,892,000 or 33% to $27,481,000 during the nine month period ended September 30, 2006 compared to $20,589,000 for the same period in 2005. The increase was the result of a $13,978,000 increase in interest income less a $7,086,000 increase in interest expense.

Interest earning assets averaged $962,963,000 during the nine month period ended September 30, 2006 as compared to $795,656,000 for the same period in 2005, an increase of $167,307,000, or 21%. The yield on average interest earning assets increased 1.26% to 6.51% during the nine month period ended September 30, 2006, compared to 5.25% for the same period in 2005. The combined net effects of the $167,307,000 increase in average interest earning assets and the 1.26% increase in yield on average interest earning assets resulted in the $13,978,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $654,065,000 during the nine month period ended September 30, 2006 as compared to $542,436,000 for the same period in 2005, an increase of $111,629,000, or 21%. The cost of average interest bearing liabilities increased 1.09% to 3.13% during the nine month period ended September 30, 2006, compared to 2.04% for the same period in 2005. The combined net effects of the $111,629,000 increase in average interest bearing liabilities and the 1.09% increase in cost of average interest bearing liabilities resulted in the $7,086,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2006 and 2005 (in thousands of dollars).

	Nine months ended September 30,
	2006			2005
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (3)	$591,947	$33,708	7.59%	$473,312	$23,443	6.60%
Securities (4)	285,578	9,141	4.27%	260,562	5,428	2.78%

Total earning assets	877,525	42,849	6.51%	733,874	28,871	5.25%

Allowance for loan losses	(7,040)			(6,043)
All other assets	92,478			67,825

Total assets	$962,963			$795,656

Deposits (5)	595,098	13,177	2.95%	495,240	7,124	1.92%
Borrowings (6)	48,967	1,552	4.23%	37,196	666	2.39%
Corporate debenture (7)	10,000	639	8.52%	10,000	492	6.56%

Total interest bearing Liabilities	654,065	15,368	3.13%	542,436	8,282	2.04%

Demand deposits	196,955			178,398
Other liabilities	4,397			3,084
Shareholders’ equity	107,546			71,738

Total liabilities and shareholders’ equity	$962,963			$795,656

Net interest spread (8)			3.38%			3.21%

Net interest income		$27,481			$20,589

Net interest margin (9)			4.18%			3.74%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $380,000 and $171,000 for the nine month periods ended September 30, 2006 and 2005.
Note 3:	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.
Note 4:	Includes securities available-for-sale, federal funds sold and money market.
Note 5:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 6:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.

Note 7:	Includes amortization of origination costs of $28,000 for the nine month periods ended September 30, 2006 and 2005.
Note 8:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 9:	Represents net interest income divided by total interest earning assets.

Provision for loan losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other environmental factors related to the collectibility of the Company’s loan portfolio. As these factors change, the level of loan loss allowance changes. As such, the provision for loan loss (income statement) is the difference between the loan loss allowance (balance sheet) at the beginning and end of the period, net of current period loan charge-offs and recoveries of previously charged off loans. The provision was $575,000 for the nine month period ended September 30, 2006 compared to $795,000 for the same period in 2005, a decrease of $220,000. There were several factors effecting the provision period to period (e.g.net differences in net charge-offs and recoveries), however, the primary reason for the decrease in the provision between the periods was due to a decrease in specific reserves on impaired loans.

Non-interest income

Non-interest income for the nine months ended September 30, 2006 was $4,552,000 compared to $4,067,000 for the comparable period in 2005, resulting in an increase of $485,000, or 11.9%. This increase was the result of the following components listed in the table below. Amounts listed are in thousands of dollars.

Nine month period ending: (in thousands of dollars)	Sept 30, 2006	Sept 30, 2005	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$2,525	$2,413	$112	4.6%
Commissions from mortgage broker activities	270	393	(123)	(31.3)%
Loan related fees	224	220	4	1.8%
Commissions from sale of mutual funds and annuities	493	282	211	74.8%
Rental income	153	154	(1)	(0.6)%
Debit card and ATM fees	416	289	127	43.9%
BOLI income	202	—	202	n/a
Other service charges and fees	269	308	(39)	(12.7)%
Gain on sale of other real estate owned	—	8	(8)	n/a

Total non-interest income	$4,552	$4,067	$485	11.9%

Our general business growth helped increase fee income in general. The March 31, 2006 merger with Mid FL also helped increase fees. Mid FL’s non-interest income is included in the current period’s income, but not the comparable period in the prior year. Mid Florida’s total non interest income contribution for the current period was approximately $142000, of which about $80,000 relates to service charges on deposit accounts. Partially off-setting these increasing effects on our deposit account service charges was rising interest rates and the related effect on the earnings credit on our commercial (business) checking accounts. That is, as interest rates rise, the earnings credit on checking accounts has increased thereby reducing checking account service fees, producing a decreasing effect in service charges on deposit accounts. Another off-setting decreasing effect on deposit account service charges was the merger of two of our subsidiary banks in January 2006. One of the banks had been charging customers for checking accounts (i.e. non-business checking accounts). Subsequent to the merger, that product has been changed to free checking, which produced a decreasing effect on service charges on deposit accounts. The reason we changed to free checking was to conform to our other banks and to better align ourselves to the local competition.

We purchased our BOLI on October 31, 2005. As such, we had no comparative earnings credit during the nine month period ending September 30, 2005.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2006 increased $4,662,000, or 27.9%, to $21,350,000, compared to $16,688,000 for the same period in 2005. The table below breaks down the individual components. Amounts are in thousands of dollars.

Nine month period ending: (in thousands of dollars)	Sept 30, 2006	Sept 30, 2005	$ Increase (decrease)	% increase (decrease)
Employee salaries and wages	$8,864	$7,422	$1,442	19.4%
Employee incentive/bonus compensation	1,476	768	708	92.2%
Employee stock option expense	458	—	458	n/a
Health insurance and other employee benefits	1,223	829	394	47.5%.
Payroll taxes	723	579	144	24.9%.
Other employee related expenses	455	329	126	38.3%.
Incremental direct cost of loan origination	(820)	(744)	(76)	10.2%.

Total salaries, wages and employee benefits	$12,379	$9,183	$3,196	34.8%

Occupancy expense	2,531	2,050	481	23.5%
Depreciation of premises and equipment	1,438	1,214	224	18.5%
Supplies, stationary and printing	461	392	69	17.6%
Marketing expenses	336	328	8	2.4%
Data processing expense	825	721	104	14.4%
Legal, auditing and other professional fees	486	402	84	20.9%
Bank regulatory related expenses	233	241	(8)	(3.3)%
Postage and delivery	211	216	(5)	(2.3)%
ATM related expenses	340	289	51	17.6%
Other expenses	2,110	1,652	458	27.7%

Total non-interest expense	$21,350	$16,688	$4,662	27.9%

The most significant component when comparing these two periods is the March 31, 2006 acquisition of CenterState Bank Mid FL. Their non interest expenses, after the March 31, 2006 acquisition date, is included in the current period but not in the comparable period in 2005. Their total non interest expense during this period was $1,514,000. Excluding Mid FL, our net increase would adjust from $4,662,000 to $3,148,000 ($4,662,000 minus $1,514,000).

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the nine months ended September 30, 2006 ($12,379,000) accounted for 58% of our total non-interest expense, compared to 55% for the same period last year. Looking at the table below, employee salaries and wages increased by 19.4% to $8,864,000 for the nine month period ending September 30, 2006 (“current period”), compared to $7,422,000 for the same period last year. To analyze this $1,442,000 increase, first remove the Mid FL component of salary expense (approximately $529,000). This will adjust the increase to $913,000, or 12.3%. We believe this increase is a result of an increase in FTEs, exclusive of Mid FL (281 average FTEs during the current period compared to 264 during the comparable period in 2005), as well as salary increases commensurate with our market environment.

We use a combination of performance incentive / bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance metrics. As our net income increases, our employee incentive/bonus compensation also increases. Also contributing to this increase is the increasing number of employees (FTEs) and the addition of Mid FL, as discussed above.

Effective January 1, 2006, we are required to expense employee stock options pursuant to Statement of Financial Accounting Standard No. 123(R). This expense during the current period was $458,000.

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

Provision for income taxes

The income tax provision for the nine months ended September 30, 2006 was $3,840,000 (an effective rate of 38.0%) compared to $2,678,000 (an effective rate of 37.3%) for the same period in 2005. The increase in the effective tax rate is due to expensing stock options effective this year (pursuant to SFAS No. 123R), which is not tax deductible, partially offset by BOLI income, which is not taxable. Our stock option expense is not tax deductible because all of these particular stock options are qualifying incentive stock options. Excluding these two items, our effective tax rates are comparable period to period as presented in the table below. Amounts are in thousands of dollars.

	nine months Ended Sept 30, 2006	effective tax rate	nine months Ended Sept 30, 2005	effective tax rate
Income before provision for income taxes	$10,108		$7,173
Provision for income taxes	3,840	38.0%	2,678	37.3%

Income before provision for income taxes	$10,108		$7,173
Non deductible stock option expense	458		—
Non taxable BOLI income	(202)		—

Adjusted income before provision for income taxes	$10,364		$7,173
Provision for income taxes	3,840	37.1%	2,678	37.3%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2005 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2005. There has been no material changes in the assumptions used in monitoring interest rate risk as of September 30, 2006. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CENTERSTATE BANKS OF FLORIDA, INC.
(Registrant)

Date: November 3, 2006	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
President and Chief Executive Officer

Date: November 3, 2006	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer