Form 10-K
period 2006-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2007-03-12
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

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

The issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (7,821,226 shares) on June 30, 2006, was approximately $160,335,000. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $20.50 per share on June 30, 2006. For the purposes of this response, directors, executive officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of March 8, 2007 there were outstanding 11,153,562 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part II and Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Banks of Florida, Inc. (“We,” “CenterState” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all the outstanding shares of CenterState Bank Central Florida (“Central”), CenterState Bank West Florida (“CSWFL”), CenterState Bank of Florida (“CSB”) and CenterState Bank Mid Florida (“Mid FL”), (collectively, the “Banks”).

In January 2006, two of our Company’s subsidiary banks (First National Bank of Polk County and CSB merged with the resulting bank named CenterState Bank of Florida (“CSB”). At the close of business on March 31, 2006, we acquired another bank, CenterState Bank Mid Florida (“Mid FL”). Mid FL was a de novo bank that began operations in January 2004.

CenterState/Central and CSWFL commenced operations in 1989. First National/Polk, now merged with CenterState Bank, commenced operations in 1992 and CenterState Bank commenced operations in 2000. CenterState/Central’s operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, Ocoee and Orlando, Florida. CSWFL operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Wildwood, Dade City, Inverness, Spring Hill and Crystal River, Florida. CenterState Bank (previously First National/Polk and CenterState Bank), operates through twelve banking locations all within Polk County, Florida. These cities within Polk County include Winter Haven, Haines City, Davenport, Lake Alfred, Auburdale, Lakeland and Lake Wales. Mid FL’s operations are conducted from its main office located in Leesburg, Florida, and branch offices located in Clermont, Groveland and Eustis, Florida. Our Company’s three national bank subsidiaries are subject to the supervision of the Office of the Comptroller of the Currency and our state bank subsidiary (Mid FL) is under the supervision of the Florida Office of Financial Regulation and the FDIC. As of December 31, 2006, we operate through our now four wholly owned subsidiary banks, with 30 banking locations located in eight counties in central Florida.

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

C.S. Processing, Inc. (“CSP”) is a wholly owned subsidiary of our Company’s subsidiary banks. CSP processes checks and renders statements (i.e. “item processing center”) and provides certain information technology services for our subsidiary banks.

In November 2006, we entered into a definitive agreement to acquire Valrico Bancorp, Inc. (“VBI”) and its wholly owned subsidiary bank, Valrico State Bank. VBI operates in Hillsborough County which is contiguous to Pasco and Polk Counties, where we currently have banking locations. VBI operates through four banking locations, all within Hillsborough County, and has total assets of approximately $150,000,000. We expect to operate VBI as a wholly owned subsidiary bank, similar to our other banks. We expect the transaction to close in April 2007.

At December 31, 2006, our Company’s primary assets were our ownership of stock of each of our four Banks. At December 31, 2006, we had total consolidated assets of $1,077,102,000, total consolidated deposits of $892,806,000, and total consolidated stockholders’ equity of $117,332,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. The Company’s consolidated loans at December 31, 2006 and 2005 were $657,963,000, or 61% and $516,658,000 or 59%, respectively, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2006, approximately 81% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate and 10% of the loan portfolio consisted of commercial loans (not secured by real estate). At the same date, 9% of our loan portfolio consisted of consumer and other loans.

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Polk, Osceola, Pasco, Hernando, Citrus, Sumter, Lake and Orange counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 10% of the our Company’s total loan portfolio as of December 31, 2006, compared to 12% at December 31, 2005.

Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate, for the construction of single-family residential and commercial units, and for the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. Generally, we do not make fixed-rate commercial real estate loans for terms exceeding five years. Loans in excess of five years are generally adjustable. Our residential real estate loans generally are repayable in monthly installments based on up to a 15-year or a 30-year amortization schedule with variable or fixed interest rates.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 54% and 63% of our consolidated total deposits at December 31, 2006 and 2005, respectively. Approximately 46% of our consolidated deposits at December 31, 2006, were certificates of deposit compared to 37% at December 31, 2005. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 25% of consolidated total deposits at December 31, 2006 and 18% at December 31, 2005. The majority of the deposits are generated from Polk, Osceola, Orange, Pasco, Hernando, Sumter, Lake and Citrus counties. We do not currently accept brokered deposits and we do not solicit deposits on a national level. We obtain all of our deposits from customers in our local markets. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Deposits.”

Investments

A portion of our assets are invested in U.S. Treasury securities, obligations of U.S. government agencies, municipal securities, mortgage backed securities and federal funds sold. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Our banks’ wholly owned subsidiary, CSP, provides item processing services and certain information technology (“IT”) services for our subsidiary banks. These services include; sorting, encoding, processing, and imaging checks and rendering checking and other deposit statements to commercial and retail customers, as well provide IT services for each subsidiary bank and the Company overall. The total cost of providing these services are charged to each subsidiary bank based on usage.

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

Bank Regulation. CenterState/Osceola, CenterState Bank and CSWFL are chartered under the national banking laws. Mid FL is a State chartered Bank. Each of the deposits of the Banks is insured by the FDIC to the extent provided by law. The Banks are subject to comprehensive regulation, examination and supervision by the OCC. The Banks also are subject to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the OCC. The Banks submit to their examining agencies periodic reports regarding their financial condition and other matters. The bank regulatory agencies have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2006, our Tier 1 and total risk-based capital ratios were 15.6% and 16.6%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2006, our leverage ratio was 11.2%.

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

As of December 31, 2006, each of our subsidiary Banks met the capital requirements of a “well capitalized” institution.

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

Sarbanes-Oxley Act. In 2002, the Sarbanes-Oxley Act was enacted which imposes a myriad of corporate governance and accounting measures designed that shareholders are treated and have full and accurate information about the public companies in which they invest. All public companies are affected by the Act. Some of the principal provisions of the Act include:

•	the creation of an independent accounting oversight board (“PCAOB”) to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

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

Employees

As of December 31, 2006, we had a total of approximately 320 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of our Company’s business activities.

Availability of Reports furnished or filed with the Securities and Exchange Commission (SEC)

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our internet website at www.csflbanks.com. The Company’s code of ethics is also included on our internet website.

Item 1A.	Risk Factors

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

Any adverse market or economic conditions in the State of Florida may disproportionately increase the risk our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 81% of our loans held for investment were secured by real estate. Of this amount, approximately 55% were commercial real estate loans, 34% were residential real estate loans and 11% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Florida could adversely affect the value of our assets, our revenues, results of operations and financial condition.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure loans with real estate collateral. At December 31, 2006, approximately 81% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

The building of market share through our de novo branching strategy could cause our expenses to increase faster than revenues

We intend to continue to build market share in Central Florida through our de novo branching strategy. We currently plan to open several new branches in 2007 and 2008. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

Our recent results may not be indicative of our future results

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally favorable interest rate environment or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our Holding Company owns no real property. We occupy office space in the main office building of CenterState Bank, one of our subsidiary Banks, which is located at 1101 First Street South, Suite 202,

Winter Haven, Florida 33880. Our Company, through our Banks, currently operates a total of 30 banking offices. Of these offices there are two “mini” offices in active adult communities. These offices are leased for nominal amounts, and generally consist of a room that is set aside for us in the community club house or community center. These offices are opened for abbreviated periods and cater to the residents of the gated community. Of the 28 full service offices, we lease two (downtown Lakeland office and our Leesburg office), we constructed two branch buildings on leased land (Kissimmee office and south Lakeland office), we are operating three offices in temporary locations during the construction of their permanent sites (Crystal River, Deer Creek and Eustis), and all the remaining offices (21) we own without encumbrances. See Note 4 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K beginning at page 63 for additional information regarding our premises and equipment.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our Company security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters, Purchases of Equity Securities and Performance Graph

The shares of our Common Stock are traded on the Nasdaq National Market System. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2006 and 2005. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

	2006		2005
	High	Low	High	Low
1st Quarter	$19.57	$17.08	$17.25	$14.91
2nd Quarter	22.74	17.88	20.43	16.18
3rd Quarter	21.05	18.16	17.47	16.25
4th Quarter	22.26	19.10	17.48	16.75

As of December 31, 2006, there were 11,129,020 shares of common stock outstanding. There were approximately 970 registered shareholders as of that date, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter. The following sets forth per share cash dividends paid during 2006 and 2005. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

	2006	2005
1st Quarter	$0.035	$0.03
2nd Quarter	$0.035	$0.03
3rd Quarter	$0.035	$0.035
4th Quarter	$0.035	$0.035

The payment of dividends is a decision of our Board of Directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by our Holding Company is dividends received from our Banks, or excess cash available at the Holding Company level. Payments by our subsidiary Banks to our Holding Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of our Banks to pay dividends to our Holding Company. The bank regulatory agencies also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Our subsidiaries may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. As to a state bank, no dividends may be paid at a time when the Bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the Bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a Federal regulatory agency.

Share Repurchases

We did not repurchase any shares of our common stock during 2006.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock commenced trading on the OTC Bulletin Board on January 26, 2001 and on the NASDAQ National Market System on February 20, 2001. The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the SNL Southeast Bank Index and the NASDAQ Bank Index, since January 1, 2001 (assuming a $100 investment on January 1, 2001 and reinvestment of all dividends).

	2001	2002	2003	2004	2005	2006
CenterState Banks of Florida, Inc.	100	117	115	194	212	258
SNL Southeast Bank Index	100	110	139	165	168	197
NASDAQ Bank Index	100	107	142	162	158	180

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2006 and 2005, and the three year period ended December 31, 2006, presented elsewhere herein.

Selected Consolidated Financial Data

December 31

(Dollars in thousands except for share and per share data)	2006	2005	2004	2003	2002
SUMMARY OF OPERATIONS:
Total interest income	$59,113	$40,266	$29,088	$25,802	$21,048
Total interest expense	(22,010)	(11,722)	(7,874)	(7,532)	(6,892)

Net interest income	37,103	28,544	21,214	18,270	14,156
Provision for loan losses	(717)	(1,065)	(1,270)	(1,243)	(644)

Net interest income after provision for loan losses	36,386	27,479	19,944	17,027	13,512
Non-interest income	6,136	5,380	4,932	4,687	3,660
Gain on sale of branches	—	—	1,844	—	—
Non-interest expense	(29,204)	(22,805)	(19,780)	(17,547)	(13,397)

Income before income taxes	13,318	10,054	6,940	4,167	3,775
Income taxes	(4,859)	(3,724)	(2,567)	(1,541)	(1,406)

Net income	$8,459	$6,330	$4,373	$2,626	$2,369

PER COMMON SHARE DATA:
Basic earnings per share	$0.77	$0.675	$0.585	$0.390	$0.42
Diluted earnings per share	$0.75	$0.655	$0.570	$0.385	$0.41
Book value per share	$10.54	$9.26	$7.09	$6.23	$5.94
Tangible book value per share	$9.38	$8.77	$6.45	$5.18	$5.19
Dividends per share	$0.14	$0.13	$0.12	$0.11	$0.10
Actual shares outstanding	11,129,020	10,500,772	8,137,426	6,738,760	6,724,136
Weighted average shares outstanding	10,964,890	9,357,046	7,500,316	6,729,648	5,646,426
Diluted weighted average shares outstanding	11,232,059	9,629,194	7,656,308	6,857,638	5,757,540

BALANCE SHEET DATA:
Assets	$1,077,102	$871,521	$753,779	$608,896	$494,800
Total loans, net	650,608	510,167	435,320	409,048	329,666
Total deposits	892,806	717,337	659,630	538,235	441,462
Short-term borrowings	52,792	42,811	24,627	17,465	10,005
Corporate debenture	10,000	10,000	10,000	10,000	—
Shareholders’ equity	117,332	97,241	57,664	41,963	39,915
Tangible capital	104,386	92,087	52,438	36,651	34,868
Goodwill	9,863	4,675	4,675	4,675	4,308
Core deposit intangible (CDI)	3,083	479	551	637	739
Average total assets	981,640	808,177	673,669	550,866	374,008
Average loans, net	598,106	476,676	415,864	370,029	258,232
Average interest earning assets	894,286	744,298	618,589	503,292	343,541
Average deposits	807,471	678,149	584,442	488,952	340,123
Average interest bearing deposits	610,732	496,046	445,358	393,528	277,466
Average interest bearing liabilities	670,562	544,663	481,468	412,457	281,651
Average shareholders’ equity	109,794	78,037	51,340	40,955	28,581

Selected Consolidated Financial Data - continued

December 31

(Dollars in thousands except for share and per share data)	2006	2005	2004	2003	2002
SELECTED FINANCIAL RATIOS:
Return on average assets	0.86%	0.78%	0.65%	0.48%	0.63%
Return on average equity	7.70%	8.11%	8.52%	6.41%	8.29%
Dividend payout	18%	19%	21%	28%	24%
Efficiency (1)	68%	67%	76%	76%	75%
Net interest margin (2)	4.15%	3.84%	3.43%	3.63%	4.12%
Net interest spread (3)	3.33%	3.26%	3.06%	3.30%	3.68%

CAPITAL RATIOS:
Tier 1 leverage ratio	11.23%	12.35%	8.60%	7.84%	8.54%
Risk-based capital
Tier 1	15.60%	18.10%	13.40%	11.30%	9.95%
Total	16.60%	19.23%	14.61%	12.48%	11.16%
Average equity to average assets	11.18%	9.66%	7.62%	7.43%	7.64%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.08%	0.05%	0.07%	0.12%	0.13%
Allowance to period end loans	1.12%	1.26%	1.29%	1.17%	1.22%
Allowance for loan losses to non-performing loans	1,206%	430%	634%	366%	290%
Non-performing assets to total assets	0.06%	0.18%	0.17%	0.27%	0.30%

OTHER DATA:
Banking locations	30	26	25	25	21
Full-time equivalent employees	320	275	257	254	233

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income, exclusive of non-recurring income.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The sum of the four quarters of earnings per share might not equal the total earnings per share for the full year due to rounding. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods. Historical earnings per share data have been adjusted to reflect our May 2006 two for one stock split.

Selected Quarterly Data

(Dollars are in thousands)

(Dollars in thousands except for per share data)	2006				2005
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$16,264	$15,934	$14,724	$12,191	$11,395	$10,624	$9,561	$8,686
Interest expense	(6,642)	(6,298)	(5,143)	(3,927)	(3,440)	(3,125)	(2,744)	(2,413)

Net interest income	9,622	9,636	9,581	8,264	7,955	7,499	6,817	6,273
Provision for loan losses	(142)	(129)	(206)	(240)	(270)	(255)	(255)	(285)

Net interest income after
Provision for loan losses	9,480	9,507	9,375	8,024	7,685	7,244	6,562	5,988
Non-interest income	1,584	1,550	1,490	1,495	1,316	1,416	1,310	1,341
Securities gain (loss)	—	—	17	—	(3)	—	—	—
Non-interest expenses	(7,854)	(7,463)	(7,297)	(6,590)	(6,117)	(5,784)	(5,583)	(5,321)

Income before income tax expense	3,210	3,594	3,585	2,929	2,881	2,876	2,289	2,008
Income tax expense	(1,019)	(1,343)	(1,378)	(1,119)	(1,046)	(1,075)	(857)	(746)

Net income	$2,191	$2,251	$2,207	$1,810	$1,835	$1,801	$1,432	$1,262

Basic earnings per common share	$0.20	$0.20	$0.20	$0.17	$0.175	$0.17	$0.175	$0.155
Diluted earnings per common share	$0.19	$0.20	$0.19	$0.17	$0.170	$0.17	$0.165	$0.150

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2006 and 2005, and the results of operations for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

Executive Summary

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company,” “CenterState” or “CSFL”), and our four wholly owned subsidiary banks. Our four wholly owned subsidiary banks include the accounts of their wholly owned subsidiary, C. S. Processing, Inc.

Our subsidiary banks operate through 30 locations in eight counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is a wholly owned subsidiary, which provides item processing services and certain information technology services for our subsidiary banks.

During January 2006, we combined two of our subsidiary banks, First National Bank of Polk County and CenterState Bank of Florida. The combined bank operates under the name CenterState Bank of Florida, National Association (“CSB”). Both banks operated in Polk County, Florida. The two banks were geographically close and their market overlaps continued to grow. The proximity of the two banks led to some confusion with customers and operating inefficiencies.

At the close of business on March 31, 2006, we closed on our acquisition of CenterState Bank Mid Florida (“Mid FL”). We acquired 100% of the outstanding common stock of Mid FL (1,000,050 shares) for a combination of cash and stock. Specifically, each share of Mid FL common stock was exchangeable for $4.35 cash and 0.2774 shares of CSFL common stock, resulting in a purchase price of $14,559,000, based on CSFL share price as of the transaction date. Other costs included the value of the employee stock options acquired (approximately $760,000) and transaction expenses of approximately $279,000. The resulting transaction resulted in additional goodwill and core deposit intangible of approximately $5,188,000 and $3,118,000, respectively.

During the second quarter of this year, our Osceola County bank changed its name from First National Bank of Osceola County, N.A. to CenterState Bank Central Florida, N.A. (“Central”). This was our last bank that did not have the word CenterState in its name. During this same quarter, we split our stock two for one, effectively doubling the number of our common shares outstanding. All historical per share data included in this document has been adjusted to reflect the split.

On June 30, 2006, we reported that our Company will be included in the Russell 3000® Index as well as the small-cap Russell 2000® Index when Russell Investment Group reconstituted its family of U.S. indexes on June 30, 2006. Membership in the Russell 3000®, which remains in place for one year, means automatic inclusion in the large-cap Russell 1000® or small-cap Russell 2000® Index as well as the appropriate growth and style indexes. Russell determines membership for its equity indexes primarily by objective market capitalization rankings and style attributes. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for both passive and active investment strategies.

During October of this year, we closed two of our four “freedom offices.” These are small offices located inside gated active adult communities in central Florida. Each office was usually located in a small room or area of the community’s “club house,” and catered to the needs of that particular community. Two of the four are very successful. The other two have not performed as well. Consequently, we closed those two locations during October 2006. The two offices combined had total deposits of less than $1,500,000, which were transferred to another branch office. The loss related to disposition of leasehold improvements and certain other fixed assets associated with these two offices was expensed during the fourth quarter of this year and totaled approximately $30,000.

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

We also have another branch office under construction in Osceola County (St. Cloud, Florida area) which is expected to be completed during the first quarter of 2007. We also have several other site locations that we have purchased or are in the process of purchasing for future branches in 2007 and 2008.

At December 31, 2006, CenterState operated through our four subsidiary Banks with 30 banking locations in eight Counties in central Florida as summarized in the table below:

Subsidiary Banks	No. of locations	Counties
CenterState Bank Central Florida (“Central”)	6	Osceola, Orange
CenterState Bank West Florida (“CSWFL”)	8	Pasco, Hernando, Citrus, Sumter
CenterState Bank of Florida (“CSB”)	12	Polk
CenterState Bank Mid Florida (“Mid FL”)	4	Lake

During November we entered into a definitive agreement to purchase Valrico Bancorp, Inc. (“VBI”) and it’s wholly owned subsidiary Valrico State Bank for a combination of cash and stock. Each VBI shareholder of record will have an option to elect payment in stock, cash or a combination of stock and cash, but in no event will more than 1,333,741 CSFL common shares (70%) nor less than 1,238,475 CSFL common shares (65%) be issued in the aggregate. VBI shareholders electing CSFL stock consideration will be entitled to receive 5.25 shares of CSFL common stock for each share of VBI common stock exchanged. Those electing cash consideration will be entitled to receive $105.06 for each share of VBI common stock exchanged. VBI is a one bank holding company operating through its subsidiary, Valrico State Bank (the “Bank”). The Bank opened for business in 1989 and operates through four banking locations in Hillsborough County, Florida. At December 31, 2006, VBI reported total consolidated assets of approximately $150,000,000. The transaction is expected to close in April of 2007, subject to regulatory approval and approval by VBI shareholders. We intend to operate the Bank as a separate wholly owned subsidiary, similar to our other subsidiary Banks. We believe the transaction will be neutral to earnings in year one and accretive in year two.

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

loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the interest rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and related services, and to a lesser extent commission earned on brokering single family home loans, and commissions earned on the sale of mutual funds, annuities and other non traditional and non insured investments. Non-interest expense consists of compensation, employee benefits, occupancy and equipment expenses, and other operating expenses.

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

A standardized loan grading system is utilized at each of our subsidiary Banks. The grading system is integral to our risk assessment function related to lending. Loan officers of each Bank assign a loan grade to their newly originated loans in accordance with the standard loan grades. Throughout the lending relationship, the loan officer is responsible for periodic reviews, and if warranted he/she will downgrade or upgrade a particular loan based on specific events and/or analyses. We use a loan grading system of 1 through 7. Grade 1 is “excellent” and grade 7 is “doubtful.” Loans graded 5 or higher are placed on a watch list each month end and reported to that particular Bank’s board of directors. The Company’s loan review officer, who is independent of the lending function and is not an employee of any subsidiary bank, periodically reviews each Bank’s loan portfolio and lending relationships. He may disagree with a particular Bank’s grade on a particular loan and subsequently downgrade or upgrade such loan(s) based on his risk analysis. As such, our lending process is decentralized, but our credit review process is centralized.

We maintain an allowance for loan losses that we believe is adequate to absorb probable losses inherent in our loan portfolio. The allowance consists of two components. The first component consists of amounts reserved for impaired loans, as defined by Statement of Financial Accounting Standard No. 114. Impaired loans are those loans that management has estimated will not repay as agreed upon. Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principle and interest eventually, and therefore no specific reserve is warranted.

The second component is a general reserve on all of the Company’s loans other than those identified as impaired. We group these loans into categories with similar characteristics and then apply a loss factor to each group which is derived from our historical loss factor for that category adjusted for current internal and external environmental factors, as well as for certain loan grading factors. The aggregate of these two components results in our total allowance for loan losses.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired CenterState Bank of Florida, in Winter Haven, Florida, on December 31, 2002 and CenterState Bank Mid Florida on March 31, 2006. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In November 2006, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income. Goodwill and intangible assets are described further in Note 5 of the notes to the consolidated financial statements.

Stock Based Compensation

Effective January 1, 2006, with the adoption of Statement of Financial Accounting Standard No. 123(R), Share-based Payment, we began to include, as an expense, the estimated value of stock options we grant, in our consolidated statement of operations. Prior to this date, we disclosed this estimated cost and related information in the notes to our consolidated financial statements, consistent with Accounting Principle Board Opinion No. 25.

We estimate the value of options that we grant using the fair value method and the Black-Scholes option pricing model. Under the fair value method, stock option expense is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which when changed can materially affect fair value estimates. Accordingly, the model produces an estimate of the fair value of our stock options and not a single definitive measure of fair value. We are required to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which generally is the vesting period of the options. This applies to awards granted or modified after the first fiscal year beginning after June 15, 2005. Compensation cost is also recorded for prior option grants that vest after the date of adoption. Stock based compensation is described further in Note 1(n) and Note 15 of the notes to our consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005.

Net Income

Our net income for the year ended December 31, 2006 was $8,459,000 or $0.77 per share (basic) and $0.75 per share (diluted), compared to $6,330,000 or $0.675 per share (basic) and $0.655 per share (diluted) for the year ended December 31, 2005.

Our return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2006 were 0.86% and 7.70%, as compared to the ROA and ROE of 0.78% and 8.11%, for the year ended December 31, 2005.

Net income increased approximately $2,129,000 or 34% to $8,459,000 for the year ended December 31, 2006, compared to $6,330,000 for the same period during 2005. Earnings per share (basic) increased by $0.095, or 14% during this same period. We acquired the Mid FL bank on March 31, 2006. Therefore, nine months of Mid FL net income (approximately $496,000) was included in our 2006 consolidated net income amount. Average shares outstanding during 2006 issued pursuant to the Mid FL transaction was approximately 416,000. Basic earnings per share, $0.77, would be reduced to approximately $0.75 without Mid FL. Mid FL appears to have been accretive to our basic earnings per share in 2006 by approximately $0.02. All remaining growth in net income and earnings per share resulted from the continuing growth of our business, helped out by expansion in our net interest margin in 2006 compared to 2005 (4.15% versus 3.84%). The significant line items contributing to our 2006 net income compared to 2005 are discussed below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $8,559,000 or 30% to $37,103,000 during the year ended December 31, 2006 compared to $28,544,000 for the year ended December 31, 2005. The $8,559,000 increase was a combination of a $18,847,000 increase in interest income offset by a $10,288,000 increase in interest expense.

Average interest earning assets increased $149,988,000 to $894,286,000 during the year ended December 31, 2006, compared to $744,298,000 for the year ended December 31, 2005. Comparing these same two periods, the yield on average interest earning assets increased from 5.41% in 2005 to 6.61% in 2006. The increase in volume had a positive effect on the change in interest income ($9,878,000 volume variance), and the increase in yields also had a positive effect on the change in interest income ($8,969,000 rate variance). The result was an $18,847,000 increase in interest income.

Average interest bearing liabilities increased $125,899,000 to $670,562,000 during the year ended December 31, 2006, compared to $544,663,000 for the year ended December 31, 2005. Comparing these same two periods, the cost of average interest bearing liabilities increased from 2.15% in 2005 to 3.28% in 2006. The increase in volume resulted in an increase in interest expense ($4,830,000 volume variance), and the increase in yields also resulted in an increase in interest expense ($5,458,000 rate variance). The result was a total increase of $10,288,000 in interest expense. See the tables “Average Balances – Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances – Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2006			2005
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Federal funds sold & money market	$60,377	$2,991	4.95%	$53,701	$1,641	3.06%
Securities available for sale (7)	228,673	9,653	4.22%	207,778	6,101	2.94%
Loans (1) (2) (7)	605,236	46,469	7.68%	482,819	32,524	6.74%

TOTAL EARNING ASSETS	$894,286	$59,113	6.61%	$744,298	$40,266	5.41%
Allowance for loan losses	(7,130)			(6,143)
All other assets	94,484			70,022

TOTAL ASSETS	$981,640			$808,177

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$100,268	$659	0.66%	99,909	317	0.32%
Money market	106,707	2,651	2.48%	105,625	1,505	1.42%
Savings	48,053	343	0.71%	48,739	201	0.41%
Time deposits	355,704	15,337	4.31%	241,773	7,988	3.30%
Repurchase agreements	49,830	2,156	4.33%	38,210	1,013	2.65%
Other borrowed funds (3)	—	—	—	407	16	3.93%
Corporate debenture (4)	10,000	864	8.64%	10,000	682	6.82%

TOTAL INTEREST BEARING LIABILITIES	$670,562	$22,010	3.28%	544,663	$11,722	2.15%
Demand deposits	196,739			182,103
Other liabilities	4,545			3,374
Shareholders’ equity	109,794			78,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$981,640			$808,177

NET INTEREST SPREAD (5)			3.33%			3.26%

NET INTEREST INCOME		$37,103			$28,544

NET INTEREST MARGIN (6)			4.15%			3.84%

(1)	Loan balances are net of deferred fees/cost of origination.
(2)	Interest income on average loans includes fee recognition of $521,000 and $269,000 for the years ended December 31, 2006 and 2005, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and Federal Funds Purchased.
(4)	Includes amortization of origination costs of $38,000 and $38,000 during year ended December 31, 2006 and 2005, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2006 versus 2005
	Volume	Rate	Net Change
INTEREST INCOME
Federal funds sold and money market	$225	$1,125	$1,350
Securities available for sale	664	2,888	3,552
Loans	8,989	4,956	13,945

TOTAL INTEREST INCOME	$9,878	$8,969	$18,847

INTEREST EXPENSE
Deposits
NOW accounts	$1	$341	$342
Money market accounts	16	1,130	1,146
Savings	(3)	145	142
Time deposits	4,461	2,888	7,349
Repurchase agreements	371	772	1,143
Other borrowed funds	(16)	—	(16)
Corporate debenture	—	182	182

TOTAL INTEREST EXPENSE	$4,830	$5,458	$10,288

NET INTEREST INCOME	$5,048	$3,511	$8,559

The table above details the components of the changes in net interest income for the last two years. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volume and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other environmental factors related to the collectibility of our loan portfolio. As these factors change, the level of loan loss allowance changes. As such, the provision for loan loss (income statement) is the difference between the loan loss allowance (balance sheet) at the beginning and end of the period, net of current period loan charge-offs and recoveries of previously charged off loans. The provision was $717,000 for the year ending December 31, 2006 compared to $1,065,000 for the same period in 2005, a decrease of $348,000. There were several factors effecting the provision period to period (e.g.net differences in net charge-offs and recoveries), however, the primary reason for the decrease in the provision between the periods was due to a decrease in specific reserves on impaired loans of $645,000. The specific reserve on impaired loans at December 31, 2006 was $372,000 compared to $1,017,000 at December 31, 2005.

Non-Interest Income

Non-interest income for the year ended December 31, 2006 was $6,136,000 compared to $5,380,000 for the comparable period in 2005. This increase was the result of the following components listed in the table below (Amounts listed are in thousands of dollars).

(in thousands of dollars)	2006	2005	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$3,401	$3,222	$179	5.6%
Commissions from mortgage broker activities	341	499	(158)	(31.7%)
Loan related fees	315	283	32	11.3%
Commissions from sale of mutual funds and annuities	695	321	374	116.5%
Rental income	203	203	—	—%
Debit card and ATM fees	592	508	84	16.5%
BOLI income	277	43	234	544.2%
Other service charges and fees	248	298	(50)	(16.8%)
Gain (loss) on sale of fixed assets	47	(2)	49	n/a
Gain (loss) on sale of securities	17	(3)	20	n/a
Gain on sale of other real estate owned	—	8	(8)	n/a

Total non-interest income	$6,136	$5,380	$756	14.1%

Our general business growth helped increase fee income in general. Mid FL’s non-interest income is included in 2006 income, but not 2005. Mid Florida’s total non interest income contribution for 2006 was approximately $214,000, of which about $117,000 relates to service charges on deposit accounts. Partially off-setting these increasing effects on our deposit account service charges were rising interest rates and the related effect on the earnings credit on our commercial (business) checking accounts. That is, as interest rates rise, the earnings credit on checking accounts has increased thereby reducing checking account service fees, producing a decreasing effect in service charges on deposit accounts. Another off-setting decreasing effect on deposit account service charges was the merger of two of our subsidiary banks in January 2006. One of the banks had been charging customers for checking accounts (i.e. non-business checking accounts). Subsequent to the merger, that product has been changed to free checking, which produced a decreasing effect on service charges on deposit accounts. The reason we changed to free checking was to conform to our other banks and to better align ourselves to the local competition.

We purchased the majority of our Bank Owned Life Insurance (“BOLI”) on October 31, 2005. As such, we only had two months of income in 2005, compared to twelve months of earnings in 2006. BOLI is single premium life insurance placed on certain Bank officers. BOLI income is recognized as the cash surrender value of the insurance policies grow. BOLI income is generally tax deferred indefinitely.

Commissions from mortgage broker activities is dependent on market place forces including supply and demand of single family residential property in our local markets, and the interest rate environment which primarily effects refinancing activity.

Sales of mutual funds and annuities are also dependent on market place forces including the successful efforts of our investment sales representatives.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2006 increased $6,399,000, or 28%, to $29,204,000, compared to $22,805,000 for 2005. The table below breaks down the individual components. Amounts are in thousands of dollars.

(in thousands of dollars)	2006	2005	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$12,063	$10,006	$2,057	20.6%
Employee incentive/bonus compensation	2,061	1,233	828	67.2%
Employee stock option expense	594	—	594	n/a
Health insurance and other employee benefits	1,760	1,180	580	49.2%.
Payroll taxes	932	753	179	23.8%.
Other employee related expenses	647	448	199	44.4%.
Incremental direct cost of loan origination	(1,096)	(997)	(99)	9.9%

Total salaries, wages and employee benefits	$16,961	$12,623	$4,338	34.4%

Occupancy expense	3,443	2,780	663	23.8%
Depreciation of premises and equipment	1,935	1,642	293	17.8%
Supplies, stationary and printing	607	522	85	16.3%
Marketing expenses	585	447	138	30.9%
Data processing expense	1,105	961	144	15.0%
Legal, auditing and other professional fees	673	577	96	16.6%
Bank regulatory related expenses	326	316	10	3.2%
Postage and delivery	276	270	6	2.2%
ATM related expenses	434	399	35	8.8%
CDI amortization	514	72	442	613.9%
Other expenses	2,345	2,196	149	6.8%

Total non-interest expense	$29,204	$22,805	$6,399	28.1%

The most significant component when comparing current year non interest expense to prior year is the March 31, 2006 acquisition of Mid FL. Mid FL non interest expense is included in the current year but not in 2005. Mid FL’s total 2006 non interest expense was approximately $2,292,000. Excluding Mid FL, our net increase would adjust from $6,399,000, or 28.1%, to $4,107,000, or 18.0% ($6,399,000 minus $2,292,000).

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for 2006 accounted for 58% of our total non-interest expense (57% excluding stock option expense), compared to 55% for 2005. Effective January 1, 2006, we were required to expense employee stock options pursuant to Statement of Financial Accounting Standard No. 123(R). Prior to 2006, we were not required to record an estimated expense for stock options in our financial statements. We recorded an expense of $594,000 in 2006, which was approximately 2% of our total non interest expense.

Looking at the table above, employee salaries and wages increased by 20.6% to $12,063,000 for 2006, compared to $10,006,000 for 2005. To analyze this $2,057,000 increase, removing the Mid FL component of salary expense (approximately $799,000), results in an adjusted increase of $1,258,000, or 12.6%. This increase is a result of an increase in average FTEs (“full time equivalent employees”), exclusive of Mid FL (291 in 2006 compared to 266 in 2005), as well as salary increases commensurate with our market environment.

We use a combination of performance incentive / bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance metrics. As our net income increases, our employee incentive/bonus compensation also increases.

Employee health insurance expense increased by $580,000, or 49.2% year to year as listed in the table above. Removing Mid FL employee health insurance expense (approximately $121,000 – Mid FL was not included in our 2005 expense) results in an adjusted increase of approximately $459,000, or 38.9%. Part of this increase is related to the increase in FTEs (exclusive of Mid FL FTEs), and the remaining amount is reflective of the increasing costs occurring in the health insurance industry.

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

We added one new branch in October 2005, which is currently operating out of a temporary location until we construct a new permanent facility. We opened a new office in September 2006 and one in October 2006, both in temporary facilities until we construct permanent facilities. We also opened a new branch in a newly constructed permanent facility in October 2006. This accounts for some of the additional FTEs year to year, the rest is due to the continual growth of our business. The increase in the remainder of our non-interest expense was primarily due to the continual growth of our business.

Income Tax Provision

The income tax provision for the year ended December 31, 2006, was $4,859,000, an effective tax rate of 36.5%, as compared to $3,724,000 for the year ended December 31, 2005, an effective tax rate of 37.0%. This year we had more tax exempt interest income from tax exempt securities than last year, which is a decreasing effect on our effective tax rate. We also had more BOLI income this year than last year, which is also tax exempt and also results in a decreasing effect on our effective tax rate. In the other direction, we had stock option expense this year relating to incentive stock options which are not tax deductible expenses, resulting in an increasing effect on our effective tax rate. This year we also crossed into a higher federal tax bracket, which is an increasing effect on our effective tax rate. Income taxes are described and discussed further in Note 10 of our notes to our consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004.

Net Income

Our net income for the year ended December 31, 2005 was $6,330,000 or $0.675 per share (basic) and $0.655 per share (diluted), compared to $4,373,000 or $0.585 per share (basic) and $0.57 per share (diluted) for the year ended December 31, 2004. Exclusive of the non-recurring income relating to the gain from sale of branches, the net income for the year ended December 31, 2004 would have been $3,223,000 or $0.43 per share (basic) and $0.42 per share (diluted).

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

Amounts are in thousands of dollars, except per share data	2005	2004
Net income	$6,330	$4,373
Gain on sale of branches, net of tax $694	—	(1,150)

Net income exclusive of gain on sale of branches	$6,330	$3,223

Earnings per share, basic	$0.675	$0.585
Gain on sale of branches, net of tax $0.095	—	(0.155)

Earnings per share, basic, exclusive of gain on sale of branches	$0.675	$0.430

Earnings per share, diluted	$0.655	$0.570
Gain on sale of branches, net of tax $0.090	—	(0.150)

Earnings per share, diluted, exclusive of gain on sale of branches	$0.655	$0.420

ROA	0.78%	0.65%
Gain on sale of branches, net of taxes 0.10%	—	(0.17)%

ROA, exclusive of gain on sale of branches	0.78%	0.48%

ROE	8.11%	8.52%
Gain on sale of branches, net of taxes 1.35%	—	(2.24)%

ROE, exclusive of gain on sale of branches	8.11%	6.28%

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

The table below shows a comparison of our condensed consolidated income statements for 2005 and 2004.

Condensed Consolidated Income Statements
Amounts in thousands of dollars (except per share data)
	2005	2004	Increase (decrease)%
Net interest income	$28,544	$21,214	$7,330	35%
Provision for loan losses	(1,065)	(1,270)	205	(16%)

Net interest income after loan loss provision	27,479	19,944	7,535	38%
Non interest income	5,380	4,932	448	9%
Gain on sale of branches	—	1,844	n/a	n/a
Non interest expense	(22,805)	(19,780)	(3,025)	15%

Income before income tax	10,054	6,940	3,114	45%
Income tax expense	(3,724)	(2,567)	(1,157)	45%

NET INCOME	$6,330	$4,373	1,957	45%

Gain on sale of branches, net of tax $694 (as reconciled in the table above)		1,150

Net income exclusive of gain on sale of branches	$6,330	$3,223	3,107	96%

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

Average interest earning assets increased $125,709,000 to $744,298,000 during the year ended December 31, 2005, compared to $618,589,000 for the year ended December 31, 2004. Comparing these same two periods, the yield on average interest earning assets increased from 4.70% in 2004 to 5.41% in 2005. The increase in volume had a positive effect on the change in interest income ($5,580,000 volume variance), and the increase in yields also had a positive effect on the change in interest income ($5,598,000 rate variance). The result was an $11,178,000 increase in interest income.

Average interest bearing liabilities increased $63,195,000 to $544,663,000 during the year ended December 31, 2005, compared to $481,468,000 for the year ended December 31, 2004. Comparing these same two periods, the cost of average interest bearing liabilities increased from 1.64% in 2004 to 2.15% in 2005. The increase in volume resulted in an increase in interest expense ($1,204,000 volume variance), and the increase in yields also resulted in an increase in interest expense ($2,644,000 rate variance). The result was a net increase of $3,848,000 in interest expense. See the tables “Average Balances – Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances – Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2005			2004
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Federal funds sold & money market	$53,701	$1,641	3.06%	$54,579	$714	1.31%
Securities available for sale (7)	207,778	6,101	2.94%	142,781	2,940	2.06%
Loans (1) (2) (7)	482,819	32,524	6.74%	421,229	25,434	6.04%

TOTAL EARNING ASSETS	$744,298	$40,266	5.41%	$618,589	$29,088	4.70%
Allowance for loan losses	(6,143)			(5,365)
All other assets	70,022			60,445

TOTAL ASSETS	$808,177			$673,669

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Now	$99,909	$317	0.32%	87,710	$265	0.30%
Money market	105,625	1,505	1.42%	105,184	1,057	1.01%
Savings	48,739	201	0.41%	44,767	133	0.30%
Time deposits	241,773	7,988	3.30%	207,697	5,730	2.76%
Repurchase agreements	38,210	1,013	2.65%	26,110	193	0.74%
Other borrowed funds (3)	407	16	3.93%	—	—	—%
Corporate debenture (4)	10,000	682	6.82%	10,000	496	4.96%

TOTAL INTEREST BEARING LIABILITIES	$544,663	$11,722	2.15%	481,468	$7,874	1.64%
Demand deposits	182,103			139,084
Other liabilities	3,374			1,777
Shareholders’ equity	78,037			51,340

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$808,177			$673,669

NET INTEREST SPREAD (5)			3.26%			3.06%

NET INTEREST INCOME		$28,544			$21,214

NET INTEREST MARGIN (6)			3.84%			3.43%

(1)	Loan balances are net of deferred fees/cost of origination.
(2)	Interest income on average loans includes fee recognition of $269,000 and $164,000 for the years ended December 31, 2005 and 2004, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and Federal Funds Purchased.
(4)	Includes amortization of origination costs of $38,000 and $38,000 during year ended December 31, 2005 and 2004, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	The average rates have not been presented on a tax equivalent basis, as this amount is not deemed material.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2005 versus 2004
	Volume (1)	Rate (2)	Net Change
INTEREST INCOME
Federal funds sold and money market	$(12)	$939	$927
Securities available for sale	1,633	1,528	3,161
Loans	3,959	3,131	7,090

TOTAL INTEREST INCOME	$5,580	$5,598	$11,178

INTEREST EXPENSE
Deposits
NOW accounts	$38	$14	$52
Money market accounts	4	444	448
Savings	13	55	68
Time deposits	1,024	1,234	2,258
Repurchase agreements	125	695	820
Other borrowed funds	16	—	16
Corporate debenture	—	186	186

TOTAL INTEREST EXPENSE	$1,220	$2,628	$3,848

NET INTEREST INCOME	$4,392	$2,938	$7,330

The table above details the components of the changes in net interest income for the last two years. For each major category of interest earning assets and interest bearing liabilities, information is provided with respect to changes due to average volume and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

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

(in thousands of dollars)	2005	2004	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$3,222	$3,113	$109	4%
Commissions from mortgage broker activities	499	571	(72)	(13)%
Loan related fees	283	289	(6)	(2.1)%
Commissions from sale of mutual funds and annuities	321	207	114	55%
Rental income	203	134	69	52%
Other service charges and fees	847	607	240	40%
Loss on sale of securities	(3)	0	(3)	n/a
Gain (loss) on sale of other real estate owned	8	11	(3)	(27)%

Sub-total	$5,380	$4,932	$448	9%
Gain on sale of branches	—	1,844	(1,844)	n/a

Total non-interest income	$5,380	$6,776	($1,396)	(20)%

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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2006 AND DECEMBER 31, 2005

Overview

Our total assets grew by $205,581,000, or 23.6%, from $871,521,000 at December 31, 2005 to $1,077,102,000 at December 31, 2006. Part of this growth, approximately $94,016,000, was acquired by our acquisition of Mid FL on March 31, 2006. The remaining asset growth (approximately $111,565,000) resulted from the organic growth of our business. That is, the growth in assets was funded primarily by growth in deposits which were acquired from new and existing customers in our local markets.

Securities

We account for our investments at fair value and classify them as available for sale. Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the security.

If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the statement of operations. We do not engage in trading activities as defined in Statement of Financial Accounting Standard Number 115.

Our available for sale portfolio totaled $235,350,000 at December 31, 2006 and $217,369,000 at December 31, 2005, or 22% and 25%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

We use our security portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative. Typically, we remain short-term in our decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. We have designated all of our securities as available for sale to provide flexibility, in case an immediate need for liquidity arises. We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized loss of approximately $1,052,000 at December 31, 2006, compared to $2,831,000 at December 31, 2005.

We invest primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States, mortgage backed securities, Municipal securities and obligations of agencies of the United States. In addition, we enter into federal funds transactions with our principal correspondent banks, and act as a net seller of such funds. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by us, which are shown separately in our consolidated balance sheet.

The tables below summarize the maturity distribution of securities, weighted average yield by range of maturities, and distribution of securities for the periods provided (dollars are in thousands).

	One year or less		Over one through five years		Over five through ten years		Over ten years		Total
AVAILABLE-FOR-SALE	$	%	$	%	$	%	$	%	$	%
US Treasury securities	$32,345	3.75%	$7,920	4.61%	—	—%	—	—%	$40,265	3.92%
US Government agencies	8,914	3.52%	29,818	5.18%	—	—%	—	—%	38,732	4.79%
State, county, & municipal	—	—%	3,196	5.54%	5,954	5.73%	18,831	5.66%	27,981	5.66%
Mortgage-backed securities	6,668	3.99%	115,418	4.78%	2,239	4.65%	4,047	5.25%	128,372	4.75%

Total	$47,927	3.74%	$156,352	4.86%	$8,193	5.43%	$22,878	5.59%	$235,350	4.72%

Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2006		December 31, 2005		December 31, 2004
AVAILABLE-FOR-SALE	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US Treasury securities	$40,425	$40,265	$94,396	$93,734	$121,438	$120,809
US Government agencies	38,783	38,732	26,817	26,491	21,826	21,717
State, county, & municipal	27,837	27,981	1,135	1,129	635	635
Mortgage-backed securities	129,357	128,372	97,452	95,615	47,250	46,752
Other investment	—	—	400	400	400	400

Total	$236,402	$235,350	$220,200	$217,369	$191,549	$190,313

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2006, were $605,236,000, or 68% of average earning assets, as compared to $482,819,000, or 65% of average earning assets, for the year ending December 31, 2005. Total loans, net of unearned fees and cost, at December 31, 2006 and 2005 were $657,963,000 and $516,658,000, respectively, an increase of $141,305,000, or 27%. This represents a loan to total asset ratio of 61% and 59% and a loan to deposit ratio of 74% and 72%, at December 31, 2006 and 2005, respectively. The increase in loans during this period was partially attributable to our acquisition of Mid FL (approximately $53,336,000) and the remaining amount was normal business growth.

Total residential real estate loans totaled $180,869,000 and total commercial real estate loans totaled $291,536,000, making up approximately 28% and 44% (combined total of approximately 72%) of the loan portfolio as of December 31, 2006, respectively. Construction, development, land loans totaled $60,950,000, or 9% of the loan portfolio. Commercial loans totaled $68,948,000, or 10% of the loan portfolio. Consumer and all other loans totaled $56,684,000, or 9% of the loan portfolio.

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

Loan Portfolio Composition

(Dollars are in thousands)

Types of Loans
at December 31:	2006	2005	2004	2003	2002
Real estate loans:
Residential	$180,869	$148,090	$129,796	$140,826	$114,183
Commercial	291,536	219,094	179,846	157,586	117,964
Construction, development, land	60,950	36,352	20,032	16,930	22,544

Total real estate loans	533,355	403,536	329,674	315,342	254,691

Commercial	68,948	63,475	64,984	59,175	43,607
Consumer and other loans	56,684	50,413	46,883	39,908	35,906

Total loans – gross	658,987	517,424	441,541	414,425	334,204

Less: unearned fees/costs	(1,024)	(766)	(536)	(527)	(483)

Total loans	657,963	516,658	441,005	413,898	333,721

Less: allowance for loan losses	(7,355)	(6,491)	(5,685)	(4,850)	(4,055)

Total loans, net	$650,608	$510,167	$435,320	$409,048	$329,666

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at December 31, 2006.

Loan Maturity Schedule

(Dollars are in thousands)

	December 31, 2006
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction	$209,905	$247,240	$140,892	$598,037
Construction, development, land	29,242	26,276	5,432	60,950

Total	$239,147	$273,516	$146,324	$658,987

Fixed interest rate	$40,306	$221,409	$67,166	$328,881
Variable interest rate	198,841	52,107	79,158	330,106

Total	$239,147	$273,516	$146,324	$658,987

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

The allowance consists of two components. The first component consists of amounts reserved for impaired loans, as defined by Statement of Financial Accounting Standard No. 114. Impaired loans are those loans that management has estimated will not repay as agreed upon. Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principle and interest eventually, and therefore no specific reserve is warranted.

The second component is a general reserve on all of the Company’s loans other than those identified as impaired. We group these loans into five general categories with similar characteristics as listed below:

Residential real estate loans

Commercial real estate loans

Construction, development, land loans

Commercial loans (not collateralized by real estate)

Consumer and all other loans (not collateralized by real estate)

We then apply an adjusted loss factor to each group of loans to determine the total amount of this second component of our allowance for loan losses. The adjusted loss factor for each category of loans is a derivative of our historical loss factor for that category, adjusted for current internal and external environmental factors, as well as for certain loan grading factors. The environmental factors that we consider are listed below:

Levels of and trends in delinquencies and impaired loans

Levels of and trends in charge-offs and recoveries

Trends in volume and terms of loans

Effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices

Experience, ability, and depth of lending management and other relevant staff

National and local economic trends and conditions

Industry conditions

Effects of changes in credit concentrations

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at December 31, 2006 and 2005.

	December 31,		increase
(amounts are in thousands of dollars)	2006	2005	(decrease)
Impaired loans	$4,986	$6,346	$(1,360)
Component 1 (specific reserves)	372	1,017	(645)
Specific reserves as percentage of impaired loans	7.5%	16.0%	(8.5)%

Total loans other than impaired loans	652,977	510,312	142,665
Component 2 (general reserve)	6,983	5,474	1,509
General reserves as percentage of non impaired loans	1.07%	1.07%	—%

Total loans	657,963	516,658	141,305
Total allowance for loan losses	7,355	6,491	864
Allowance for loan losses as percentage of total loans	1.12%	1.26%	(0.14)%

As shown in the table above, our allowance for loan losses as a percentage of total loans outstanding, decreased from 1.26% (December 31, 2005) to 1.12% (December 31, 2006). This decrease is due to the changes in our specific reserves on impaired loans. As discussed above, these reserves are determined by an analysis on a loan by loan basis for each impaired loan identified.

We are committed to the early recognition of problems and to maintaining a sufficient allowance. We believe our allowance for loan losses at December 31, 2006 was adequate. The table below sets forth the activity in the allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

(Dollars are in thousands)

	2006	2005	2004	2003	2002
Balance, beginning of year	$6,491	$5,685	$4,850	$4,055	$3,076

Loans charged-off:
Commercial	(368)	(225)	(133)	(298)	(47)
Real estate mortgage	(131)	—	(112)	(85)	(159)
Consumer	(99)	(134)	(105)	(151)	(160)

Total loans charged-off	(598)	(359)	(350)	(534)	(366)

Recoveries on loans previously charged-off:
Commercial	53	52	7	29	1
Real estate mortgage	9	31	3	24	3
Consumer	36	17	35	33	22

Total loan recoveries	98	100	45	86	26

Net loans charged-off	(500)	(259)	(305)	(448)	(340)

Provision for loan losses charged to expense	717	1,065	1,270	1,243	644
Acquisition of CSB	—	—	—	—	675
Adjustment relating to sale of branches	—	—	(130)	—	—
Acquisition of Mid FL	647	—	—	—	—

Balance, end of year	$7,355	$6,491	$5,685	$4,850	$4,055

Total loans at year end	$657,963	$516,658	$441,005	$413,898	$333,721
Average loans outstanding	$605,236	$482,819	$421,229	$374,567	$261,511

Allowance for loan losses to total loans at year end	1.12%	1.26%	1.29%	1.17%	1.22%
Net charge-offs to average loans outstanding	0.08%	0.05%	0.07%	0.12%	0.13%

Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus other real estate owned (“OREO”) and repossessed assets other than real estate. We place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status.

At December 31, 2006 non-accrual loans totaled $448,000. This consisted of an aggregate $434,000 in real estate related loans (8 loans), $12,000 vehicle loan (1 loan), and $2,000 office equipment loan (1 loan). At December 31, 2006, loans past due 90 or more days and still accruing interest totaled $162,000.

There was no other real estate owned (OREO) at December 31, 2006. At December 31, 2006 repossessed assets other than real estate totaled $35,000. This represents a boat ($19,000) and two automobiles ($16,000).

Total non-performing assets as of December 31, 2006, decreased $904,000 or 58% to $645,000, compared to $1,549,000 as of December 31, 2005. Non-performing assets, as a percentage of total assets at December 31, 2006 and December 31, 2005, were 0.06% and 0.18%, respectively.

Non-performing loans as of December 31, 2006, decreased $900,000 or 60% to $610,000, compared to $1,510,000 as of December 31, 2005. Non-performing loans, as a percentage of total loans at December 31, 2006 and December 31, 2005, were 0.09% and 0.29%, respectively

Interest income not recognized on non accrual loans was approximately $16,000, $35,000 and $40,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest income recognized on impaired loans was approximately $363,000, $18,000 and $48,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The average recorded investment in impaired loans during 2006, 2005 and 2004 were $5,032,000, $987,000 and $1,103,000, respectively. The table below summarizes non-performing assets for the periods provided.

Non-Performing Assets

(Dollars are in thousands)

	December 31,
	2006	2005	2004	2003	2002
Non-accrual loans	$448	$852	$890	$1,078	$402
Past due loans 90 days or more and still accruing interest	162	658	7	246	996

Total non-performing loans	610	1,510	897	1,324	1,398
Other real estate owned (“OREO”)	—	—	384	282	65
Repossessed assets other than real estate	35	39	24	35	19

Total non-performing assets	$645	$1,549	$1,305	$1,641	$1,482

Total non-performing loans as a percentage of total loans	0.09%	0.29%	0.20%	0.32%	0.42%

Total non-performing assets as a percentage of total assets	0.06%	0.18%	0.17%	0.27%	0.30%

Allowance for loan losses as a percentage of non-performing loans	1,206%	430%	634%	366%	290%

Restructured loans	$—	$—	$—	$—	$—

Recorded investment in impaired loans	$4,986	$6,346	$1,053	$368	$433

Allowance for loan losses related to impaired loans	$372	$1,017	$406	$132	$124

We are continually analyzing our loan portfolio in an effort to recognize and resolve our problem assets as quickly and efficiently as possible. While we believe we use the best information available at the time to make a determination with respect to the allowance for loan losses, we recognize that many factors can adversely impact various segments of our markets, and subsequent adjustments in the allowance may be necessary if future economic indications or other factors differ from the assumptions used in making the initial determination or if regulatory policies change. We continuously focus our attention on promptly identifying and providing for potential problem loans, as they arise. Although the total allowance for loan losses is available to absorb losses from all loans, management allocates the reserve among loan portfolio categories for informational and regulatory reporting purposes. Regulatory examiners may require us to recognize additions to the allowance based upon the regulators’ judgments about the information available to them at the time of their examination, which may differ from our judgments about the allowance for loan losses.

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented. Dollar amounts are in thousands.

	December 31,
	2006		2005		2004
Real estate loans:
Residential	$998	28%	$992	29%	$876	29%
Commercial	2,969	44%	2,888	42%	2,562	41%
Construction, development, land	1,213	9%	435	7%	324	4%

Total real estate loans	5,180	81%	4,315	78%	3,762	74%

Commercial Loans	1,271	10%	1,303	12%	1,184	15%
Consumer and other loans	904	9%	841	10%	665	11%
Unallocated	—		32		74

Total	$7,355	100%	$6,491	100%	$5,685	100%

	December 31,
	2003		2002
Real estate loans:
Residential	$815	34%	$854	34%
Commercial	1,927	38%	1,789	35%
Construction, development, land	237	4%	290	7%

Total real estate loans	2,979	76%	2,933	76%

Commercial Loans	1,301	14%	724	13%
Consumer and other loans	570	10%	398	11%
Unallocated	—		—

Total	$4,850	100%	$4,055	100%

Bank Premises and Equipment

Bank premises and equipment was $39,879,000 at December 31, 2006 compared to $28,909,000 at December 31, 2005, an increase of $10,970,000 or 38%. This amount is the result of purchases totaling $13,268,000 less $1,935,000 of depreciation expense, less $326,000 sale of land and less $37,000 disposal of fixed assets. A portion of the purchase amount ($3,345,000) is a result of the March 31, 2006 acquisition of the Mid FL bank. The remaining purchases ($9,923,000) are listed in the table below (amounts are in thousands of dollars):

$ 1,465	construction in progress, Osceola County (St. Cloud) branch; land purchased in prior year

1,300	construction of South Lakeland branch (Polk County) ; land is leased

300	construction cost; build out second floor Lake Wales branch (Polk County); completed

275	construction in progress, Polk County (Deer Creek) branch

100	leasehold improvement downtown Lakeland branch (Polk County)

45	leasehold improvement, remodel Poinciana branch (Osceola County)

600	purchased land -future branch site for Crystal River, Florida (Citrus County)

515	purchased land -future branch site Bushnell, Florida (Sumter County)

1,700	purchased land -future branch and corporate office site (Polk County)

1,450	purchased land -future branch site for Eustis, Florida (Lake County)

775	purchased land -future branch site for Wesly Chapel, Florida (Pasco County)

1,398	purchases of equipment and furniture

$ 9,923

Deposits

Total deposits increased $175,469,000 to $892,806,000 as of December 31, 2006, compared to $717,337,000 at December 31, 2005. The increase in deposits during this period was partially attributable to our acquisition of Mid FL (approximately $78,302,000) and the remaining amount was normal business growth. We do not rely on purchased or brokered deposits as a source of funds. Instead, the generation of deposits within our market area serves as our primary source of funds for investment principally in loans. The tables below summarize selected deposit information for the periods indicated.

Average deposit balance by type and average interest rates

(Dollars are in thousands)

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non interest bearing demand deposits	$196,739	0.00%	$182,103	0.00%	$139,084	0.00%
NOW accounts	100,268	0.66%	99,909	0.32%	87,710	0.30%
Money market accounts	106,707	2.48%	105,625	1.42%	105,184	1.01%
Savings accounts	48,053	0.71%	48,739	0.41%	44,767	0.30%
Time deposits	355,704	4.31%	241,773	3.30%	207,697	2.76%

Total	$807,471	2.35%	$678,149	1.48%	$584,442	1.23%

Maturity of time deposits of $100,000 or more

(Dollars are in thousands)

	December 31,
	2006	2005	2004
Three months or less	$60,495	$28,106	$15,261
Three through six months	68,047	24,057	16,678
Six through twelve months	60,311	31,364	13,886
Over twelve months	38,780	46,672	41,339

Total	$227,633	$130,199	$87,164

Repurchase Agreements

We, through our subsidiary Banks, enter into borrowing arrangements with retail business customers by agreements to repurchase (“repurchase agreements”) under which we pledge investment securities owned and under our control as collateral against the one-day borrowing arrangement. These arrangements are not transactions with investment bankers or brokerage firms, but rather, with several of our larger commercial customers who periodically have excess cash balances and do not want to keep those balances in non interest bearing checking accounts. Because our Banks are not permitted to pay interest on commercial checking accounts, we offer an arrangement via a repurchase agreement whereby balances are transferred from their checking account into a repurchase agreement arrangement which we will pay a daily adjustable interest rate of the federal fund rate minus an amount that generally ranges between 0.35% and 0.75%.

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2006, 2005 and 2004, was approximately $49,830,000, $38,210,000 and $26,110,000, respectively. Interest expense for the same periods was approximately $2,156,000, $1,013,000 and $193,000, respectively, resulting in an average rate paid of 4.33%, 2.65% and 0.74% for the years ended December 31, 2006, 2005, and 2004, respectively. The table below summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowings (1)

(Dollars are in thousands)

	Maximum Outstanding at any month end	Average balance	Average interest rate during the year	Ending balance	Weighted average interest rate at year end
Year ended December 31,
2006	$54,812	$49,830	4.33%	$52,792	4.39%
2005	$49,046	$38,210	2.65%	$41,811	3.38%
2004	$35,167	$26,110	0.74%	$24,627	1.56%

(1)	Consists of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually over-night, either through Federal Home Loan Bank advances or Federal Funds Purchased. At December 31, 2005 we had an over-night borrowing of this type of $1,000,000 outstanding. The interest rate was 4.5%. During 2005, our average balance outstanding was $407,000, with an average interest rate of 3.93%. We did not have any of these types of transactions during 2006.

Corporate debenture

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change quarterly. The rate in effect during the quarter ended December 31, 2006 was 8.42%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related debt issuance costs of $188,000 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2006, approximately

50% of total gross loans were adjustable rate and 40% of total investments (includes investment securities, federal funds sold and money market) either reprice or mature in less than one year. Deposit liabilities, at that date, consisted of approximately $110,627,000 (12%) in NOW accounts, $147,334,000 (17%) in money market accounts and savings, $411,243,000 (46%) in time deposits and $223,602,000 (25%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by maturity or repricing periods, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on our judgment of the most appropriate factors, there is no assurance that, if we had to dispose of such instruments at December 31, 2006, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2006, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS

December 31, 2006

(Dollars are in thousands)

(Dollars in thousands)	0-1 Yr	1-2 Yrs	2-3 Yrs	3-4 Yrs	4-5 Yrs	5 Yrs +	TOTAL	Est. Fair Value
INTEREST EARNING ASSETS:
Loans
Fixed rate loans (3)	$40,306	$46,141	$51,025	$51,145	$73,098	$67,166	$328,881	$326,783
Average interest rate	7.22%	6.57%	7.01%	7.32%	7.93%	7.33%	7.29%
Variable rate loans (3)	247,095	15,521	15,227	16,043	21,531	14,689	330,106	330,106
Average interest rate	8.49%	6.60%	6.71%	6.56%	6.97%	6.30%	8.03%
Investment securities (1)
Fixed rate investments	46,613	27,701	22,921	18,938	24,258	95,336	235,767	234,715
Average interest rate	3.73%	4.08%	4.28%	4.73%	5.15%	4.87%	4.51%
Variable rate investments	635	—	—	—	—	—	635	635
Average interest rate	5.46%						5.46%
Federal funds sold (4)	79,636	—	—	—	—	—	79,636	79,636
Average interest rate	5.15%						5.15%
Other earning assets (2)	2,665	—	—	—	—	—	2,665	2,665
Average interest rate	5.95%						5.95%

Total interest-earning assets	$416,950	$89,363	$89,173	$86,126	$118,887	$177,191	$977,690	$974,540
Average interest rate	7.18%	5.80%	6.26%	6.61%	7.19%	5.92%	6.69%

INTEREST BEARING LIABILITIES
NOW	$110,627	$—	$—	$—	$—	$—	$110,627	$110,627
Average interest rate	0.95%						0.95%
Money market	100,528	—	—	—	—	—	100,528	100,528
Average interest rate	2.76%						2.76%
Savings	46,806	—	—	—	—	—	46,806	46,806
Average interest rate	0.86%						0.86%
CDs $100,000 & over	188,853	15,994	13,429	6,216	3,141	—	227,633	228,221
Average interest rate	4.93%	4.79%	4.68%	4.79%	5.75%		4.91%
CDs under $100,000	139,591	21,169	14,366	5,759	2,725	—	183,610	183,709
Average interest rate	4.57%	4.52%	4.59%	4.49%	5.14%		4.57%
Securities sold under agreements to repurchase	52,792	—	—	—	—	—	52,792	52,792
Average interest rate	4.39%						4.39%
Corporate debenture	10,000	—	—	—	—	—	10,000	10,238
Average interest rate	8.42%						8.42%

Total interest-bearing liabilities	$649,197	$37,163	$27,795	$11,975	$5,866	$—	$731,996	$732,921
Average interest rate	3.55%	4.64%	4.63%	4.64%	5.47%		3.68%

Interest sensitivity gap	(232,247)	52,200	61,378	74,151	113,021	177,191
Cumulative gap	(232,247)	(180,047)	(118,669)	(44,518)	68,503	245,694
Cumulative gap to total assets	(21.9%)	(16.7%)	(11.0%)	(4.1%)	6.4%	22.8%
Cumulative gap (RSA/RSL) (5)	0.64	0.74	0.83	0.94	1.09	1.34

(1)	Securities are shown at amortized cost.
(2)	Represents interest earning Federal Reserve stock and Federal Home Loan Bank stock.
(3)	Loans are shown at gross value.
(4)	Includes fed funds sold and money market accounts held at a large regional bank.
(5)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

Contractual Obligations

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

	December 31, 2006
(in thousands of dollars)	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five years
Contractual commitments:
Deposit maturities	$892,806	$810,007	$64,958	$17,841	$—
Securities sold under agreements to repurchase	52,792	52,792	—	—	—
Corporate debenture	10,000	—	—	—	10,000
Operating lease obligations	1,952	533	707	465	247

Total	$957,550	$863,332	$65,665	$18,306	$10,247

Primary Sources and Uses of Funds

Our primary sources of funds during the year ended December 31, 2006 were a $97,437,000 increase in deposits, $488,000 of proceeds received upon the exercise of stock options by our employees, $10,625,000 in funds provided by operations, a $9,981,000 increase in borrowings, net cash from acquisition of Mid FL of $13,646,000 and $373,000 proceeds from the sale of land.

Our primary uses of funds during 2006 included a $88,548,000 increase in net loans outstanding, $9,923,000 purchases of premises and equipment, a $6,449,000 increase in investment securities net of maturities/sales, $1,000,000 purchase of bank owned life insurance, $1,535,000 in dividends paid to our shareholders and a $25,095,000 increase in federal funds sold and other cash items.

Capital Resources

Total stockholders’ equity at December 31, 2006 was $117,332,000, or 10.9% of total assets compared to $97,241,000, or 11.2% of total assets at December 31, 2005. The $20,091,000 increase was primarily the result of the following items: common stock issued pursuant to the acquisition of Mid FL ($10,965,000), plus net income ($8,459,000), plus exercise of stock options ($488,000), plus stock based compensation expense pursuant to Statement of Accounting Standard No. 123(R) ($594,000), plus net change of unrealized gain in securities available for sale ($1,120,000), less dividends paid ($1,535,000).

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

Selected consolidated capital ratios at December 31, 2006, and 2005 were as follows:

Capital Ratios

(Dollars are in thousands)

	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2006:
Total capital: (to risk weighted assets):	$122,387	16.6%	$73,716	10.0%	$48,671
Tier 1 capital: (to risk weighted assets):	$115,032	15.6%	$44,230	6.0%	$70,802
Tier 1 capital: (to average assets):	$115,032	11.2%	$51,236	5.0%	$63,796

As of December 31, 2005:
Total capital: (to risk weighted assets):	$110,344	19.2%	$57,379	10.0%	$52,965
Tier 1 capital: (to risk weighted assets):	$103,853	18.1%	$34,427	6.0%	$69,426
Tier 1 capital: (to average assets):	$103,853	12.4%	$42,029	5.0%	$61,824

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters and lines of credit to our customers in the ordinary course of business.

Accounting Pronouncements

Refer to Note 1(x) in our Notes to Consolidated Financial Statements for a discussion on the effects of new accounting pronouncements.

Item 7A.	Quantitative and qualitative disclosures about market risk.

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

The financial statements of our Company as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are set forth in this Form 10-K at page 64.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 4, 2006, KPMG LLP (“KPMG”) was advised that the firm’s services as auditors of the Company were terminated. The decision was approved by the Audit Committee of the Board of Directors of the Company.

The audit reports of KPMG on the consolidated financial statements of CenterState Banks of Florida, Inc. and subsidiaries as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The audit reports of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2005 and 2004 there were: (1) no disagreements between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement, and (2) no reportable events.

The Company has engaged Crowe Chizek and Company LLC (“Crowe Chizek”) to serve as its new independent registered certified public accountants. Prior to the engagement of Crowe Chizek to provide the audit of the Company’s financial statements and the review of interim filings, the Company did not consult Crowe Chizek regarding any matter requiring disclosure under Item 304(a)(2) of Regulation S-K.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

(c)	Management’s report on internal control over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is included herein. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations, also referred to as the Treadway Commission. Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment excluded internal control over financial reporting for CenterState Bank Mid Florida as allowed by the SEC for current year acquisitions. CenterState Bank Mid Florida was acquired on March 31, 2006 and represents 9% of the Company’s consolidated assets as of December 31, 2006 and 5.9% of consolidated net income for the year ending December 31, 2006.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-K as Exhibit 14.1. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Audit Committee Report” and “Section 16(a) Reporting Requirements,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the sections captioned “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information contained in the section captioned “Management and Principal Stock Ownership” under “Election of Directors,” and under the table captioned “Equity Compensation Plan Information,” in the Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the section entitled “Director Independence” under “Proposal One – Election of Directors” and “Certain Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statement of changes in stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))

3.2	-	Articles of Amendment to Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated April 25, 2006.)

3.3	-	Bylaws of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	CenterState Banks of Florida, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.2	-	CenterState Banks of Florida, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 25, 2004 )*

10.3	-	Form of CenterState Banks of Florida, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)

10.4	-	Form of CenterState Banks of Florida, Inc. Change in Control and Severance Agreement for Ernest S. Pinner, President, CEO and Chairman of the Board, James J. Antal, Senior Vice President, CFO and Corporate Secretary (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 12, 2006)

10.5	-	Form of CenterState Banks of Florida, Inc. Change in Control and Severance Agreement for George H. Carefoot, Senior Vice President, Treasurer and Chief Operations Officer, and the Company’s four subsidiary bank Presidents Thomas E. White, James S. Stalnaker, Jr., John C. Corbett and Timothy A. Pierson. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 12, 2006)

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks of Florida, Inc.

23.1	-	Consent of Crowe Chizek and Company LLC

23.2	-	Consent of KPMG LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS OF FLORIDA, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks of Florida, Inc.

Winter Haven, Florida

We have audited the accompanying consolidated balance sheet of CenterState Banks of Florida, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. We also have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A of the accompanying Form 10-K, that CenterState Banks of Florida, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” CenterState Banks of Florida, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. The consolidated balance sheet of CenterState Banks of Florida, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005, were audited by other auditors whose report dated March 10, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As permitted, the Company excluded the bank acquired in March 2006 (CenterState Bank Mid Florida of Leesburg, Florida) from the scope of Management’s Report on Internal Control Over Financial Reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks of Florida, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that CenterState Banks of Florida, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Furthermore, in our opinion, CenterState Banks of Florida, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Crowe Chizek and Company LLC

Fort Lauderdale, Florida

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Centerstate Banks of Florida, Inc.:

We have audited the accompanying consolidated balance sheet of CenterState Banks of Florida, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of CenterState Banks of Florida, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG, LLP

Tampa, Florida

March 10, 2006

Certified Public Accountants

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands of dollars, except per share data)

	2006	2005
Assets
Cash and due from banks	$40,385	$41,949
Federal funds sold and money market account	79,636	52,977

Cash and cash equivalents	120,021	94,926

Investment securities available for sale, at fair value	235,350	217,369

Loans	657,963	516,658
Less allowance for loan losses	(7,355)	(6,491)

Net loans	650,608	510,167

Accrued interest receivable	5,035	3,610
Federal Home Loan Bank and Federal Reserve Bank stock	2,665	1,472
Bank premises and equipment, net	39,879	28,909
Deferred income taxes, net	1,898	2,712
Goodwill	9,863	4,675
Core deposit intangible	3,083	479
Bank owned life insurance	7,320	6,043
Prepaid expenses and other assets	1,380	1,159

Total assets	$1,077,102	$871,521

Liabilities and Stockholders’ Equity

Deposits:
Interest bearing	$669,204	$497,893
Noninterest bearing	223,602	219,444

Total deposits	892,806	717,337

Securities sold under agreement to repurchase	52,792	41,811
Corporate debenture	10,000	10,000
Other borrowed funds	—	1,000
Accrued interest payable	993	582
Accounts payable and accrued expenses	3,179	3,430

Total liabilities	959,770	774,160

Minority interest	—	120

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 11,129,020 and 10,500,772 shares issued and outstanding at December 31, 2006 and 2005, respectively	111	52
Additional paid-in capital	86,989	75,001
Retained earnings	30,878	23,954
Accumulated other comprehensive income (loss)	(646)	(1,766)

Total stockholders’ equity	117,332	97,241

Total liabilities and stockholders’ equity	$1,077,102	$871,521

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except per share data)

	2006	2005	2004
Interest income:
Loans	$46,469	$32,524	$25,434
Investment securities	9,653	6,101	2,940
Federal funds sold and money market accounts	2,991	1,641	714

	59,113	40,266	29,088

Interest expense:
Deposits	18,990	10,011	7,185
Securities sold under agreement to repurchase	2,156	1,013	193
Corporate debentures	864	682	496
Other borrowed funds	—	16	—

	22,010	11,722	7,874

Net interest income	37,103	28,544	21,214
Provision for loan losses	717	1,065	1,270

Net interest income after provision for loan losses	36,386	27,479	19,944

Other income:
Service charges on deposit accounts	3,401	3,222	3,113
Commissions from mortgage broker activities	341	499	571
Commissions from sale of mutual funds and annuities	695	321	207
Debit card and ATM fees	592	508	404
Other income	1,090	825	626
Gain on sale of branches	—	—	1,844
Gain (loss) on sale of securities	17	(3)	—
Gain on sale of other real estate owned	—	8	11

	6,136	5,380	6,776

Other expenses:
Salaries, wages and employee benefits	16,961	12,623	10,440
Occupancy expense	3,443	2,780	2,419
Depreciation of premises and equipment	1,935	1,642	1,526
Supplies, stationary and printing	607	522	456
Marketing expenses	585	447	378
Data processing expense	1,105	961	864
Legal, audit and other professional fees	673	577	626
Core deposit intangible (CDI) amortization	514	72	86
Other expenses	3,381	3,181	2,985

Total other expenses	29,204	22,805	19,780

Income before provision for income taxes	13,318	10,054	6,940
Provision for income taxes	4,859	3,724	2,567

Net income	$8,459	$6,330	$4,373

Earnings per share:
Basic	$0.770	$0.675	$0.585

Diluted	$0.750	$0.655	$0.570

Common shares used in the calculation of earnings per share:
Basic	10,964,890	9,357,046	7,500,316

Diluted	11,232,059	9,629,194	7,656,308

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2006, 2005, and 2004

(in thousands of dollars)

	Number of Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2004	6,738,760	$34	$26,500	$15,409	$20	$41,963
Comprehensive income:
Net income		—	—	4,373	—	4,373
Unrealized holding loss on available for sale securities, net of deferred income taxes of $476		—	—	—	(791)	(791)

Total comprehensive income						3,582
Dividends paid ($0.12 per share)		—	—	(933)	—	(933)
Stock options exercised, including tax benefit	47,412	—	354	—	—	354
Shareholder rights offering (net of cost)	1,351,254	7	12,691	—	—	12,698

Balances at December 31, 2004	8,137,426	$41	$39,545	$18,849	$(771)	$57,664
Comprehensive income:
Net income		—	—	6,330	—	6,330
Unrealized holding loss on available for sale securities, net of deferred income taxes of $600		—	—	—	(995)	(995)

Total comprehensive income						5,335
Dividends paid ($0.13 per share)		—	—	(1,225)	—	(1,225)
Stock options exercised	63,346	—	613	—	—	613
Public stock offering (net of cost)	2,300,000	11	34,843	—	—	34,854

Balances at December 31, 2005	10,500,772	$52	$75,001	$23,954	$(1,766)	$97,241
Comprehensive income:
Net income		—	—	8,459	—	8,459
Unrealized holding gain on available for sale securities, net of deferred income taxes of $659		—	—	—	1,120	1,120

Total comprehensive income						9,579
Dividends paid ($0.14 per share)		—	—	(1,535)	—	(1,535)
Stock options exercised, including tax benefit	73,638	—	488	—	—	488
Stock based compensation expense		—	594	—	—	594
Shares issued pursuant to the acquisition of Mid FL	554,610	3	10,962	—	—	10,965
Stock split		56	(56)	—	—	—

Balances at December 31, 2006	11,129,020	$111	$86,989	$30,878	$(646)	$117,332

		2006	2005	2004
Disclosure of reclassification amounts:
Unrealized holding gain (loss) arising during the year		$1,131	$(997)	$(791)
Add: reclassified adjustments for (gain) loss included in net income, net of income taxes, at December 31, 2006, 2005 and 2004 of $6, $1 and $0, respectively		(11)	2	—

Net unrealized gain (loss) on securities		$1,120	$(995)	$(791)

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

(in thousands of dollars)

	2006	2005	2004
Cash flows from operating activities:
Net income	$8,459	$6,330	$4,373
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	717	1,065	1,270
Depreciation of premises and equipment	1,935	1,642	1,526
Amortization of purchase accounting adjustments	444	4	(58)
Net amortization/accretion of investment securities	162	378	470
Net deferred loan origination fees	78	231	9
Write down of other real estate owned	—	—	29
Gain on sale of other real estate owned	—	(8)	(11)
(Gain) loss on sale or disposal of fixed assets	(10)	2	—
Deferred income taxes	155	(228)	584
Realized (gain) loss on sale of available for sale securities	(17)	3	—
Gain on sale of branches	—	—	(1,844)
Tax deduction in excess of book deduction on options exercised in 2005 and 2004	—	—	33
Stock based compensation expense	594	—	—
Bank owned life insurance income	(277)	(43)	—
Cash provided by (used in) changes in:
Net change in accrued interest receivable, prepaid expenses, and other assets	(1,517)	(988)	(931)
Net change in interest payable, accounts payable and accrued expenses	(98)	2,274	595

Net cash provided by operating activities	10,625	10,662	6,045

Cash flows from investing activities:
Purchases of investment securities available for sale	(56,618)	(62,899)	(126,110)
Purchases of mortgage backed securities available for sale	(56,583)	(78,570)	(32,783)
Proceeds from callable investment securities available for sale	—	—	5,000
Proceeds from maturities of investment securities available for sale	78,250	81,500	44,105
Proceeds from pay-downs of mortgage backed securities available for sale	28,385	27,559	11,779
Proceeds from sales of investment securities available for sale	117	2,993	229
Purchase of bank owed life insurance	(1,000)	(6,000)	—
Increase in loans, net of repayments	(88,548)	(76,143)	(49,498)
Purchases of premises and equipment, net	(9,550)	(4,884)	(5,883)
Proceeds from sale of other real estate owned	—	392	497
Net cash paid in connection with CSB merger	—	—	(65)
Net cash from branch sales	—	—	829
Net cash from acquisition of Mid FL bank	13,646	—	—

Net cash used in investing activities	(91,901)	(116,052)	(151,900)

Cash flows from financing activities:
Net increase in deposits	97,437	57,775	145,543
Net increase in securities sold under agreement to repurchase	10,981	17,184	7,162
Net (decrease) increase in other borrowed funds	(1,000)	1,000	—
Net proceeds from common stock issuance	—	34,854	12,698
Stock options exercised, including tax benefit in 2006	488	613	321
Proceeds from sale of minority interest of subsidiary	—	—	120
Dividends paid	(1,535)	(1,225)	(933)

Net cash provided by financing activities	106,371	110,201	164,911

Net increase (decrease) in cash and cash equivalents	25,095	4,811	19,056
Cash and cash equivalents, at beginning of year	94,926	90,115	71,059

Cash and cash equivalents, at end of year	$120,021	$94,926	$90,115

69	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years ended December 31,2006, 2005, and 2004

(in thousands of dollars)

	2006	2005	2004
Transfer of loans to other real estate owned	$—	$—	$617

Cash paid during the year for:
Interest	$21,561	$11,476	$7,845

Income taxes	$6,483	$2,560	$2,038

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

(1) Nature of Operations and Summary of Significant Accounting Policies

The consolidated financial statements of CenterState Banks of Florida, Inc. (the “Company”) include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company”), its four wholly owned subsidiary banks and their wholly owned subsidiary, C. S. Processing.

The Company, through its subsidiary banks, operates through 30 locations in eight Counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is a 100% owned subsidiary at December 31, 2006, which provides information technology and item processing services for the Company’s four subsidiary banks.

The following is a description of the basis of presentation and the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements.

(a) Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Parent Company, its four wholly owned banking subsidiaries (the “Banks”) and their wholly owned subsidiary, C.S. Processing. The operations of the Company currently consist primarily of the operations of each of the four banks. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include allowance for loan losses, fair values of financial instruments, useful life of intangibles and valuation of goodwill, and fair value estimates of stock-based compensation. Actual results could differ from these estimates.

(c) Cash flow reporting

For purposes of the statement of cash flows, the Company considers cash and due from banks, federal funds sold, money market and non interest bearing deposits in other banks with a purchased maturity of three months or less to be cash equivalents. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

(d) Investment securities available for sale

The Company accounts for its investments at fair value and classifies them as available for sale. Unrealized holding gains and losses are included as a separate component of stockholders’ equity, net of the effect of deferred income taxes.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

71	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

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

(e) Loans

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

Loans are placed on nonaccrual status when the loan becomes 90 days past due as to interest or principal, or when the full timely collection of interest or principal becomes uncertain, unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and accretion of the net deferred loan origination fees cease. The loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

The Company, considering current information and events regarding the borrower’s ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. Impaired loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Impairment losses are included in the allowance for loan losses. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

(f) Allowance for loan losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

72	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans that are not individually classified as impaired and is based on historical loss experience adjusted for current factors.

(g) Premises and equipment

Company premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets (3 to 40 years). Leasehold improvements are depreciated over the shorter of their useful lives or the term of the lease. Major renewals and betterments of property are capitalized; maintenance, repairs, and minor renewals and betterments are expensed in the period incurred. Upon retirement or other disposition of the asset, the asset cost and related accumulated depreciation are removed from the accounts, and gains or losses are included in income.

(h) Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock

Several of the Company’s banks are members of the FHLB and FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost (redemption value) and periodically evaluated for impairment. Dividends are reported as income.

(i) Bank owned life insurance (BOLI)

The Company, through its subsidiary banks, has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

(j) Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, assets, such as premises and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(k) Goodwill and intangible assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

73	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

The core deposit intangible is amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits.

(l) Other real estate owned

Real estate acquired in the settlement of loans is recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value, less estimated selling costs. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

(m) Loan commitments and related financial instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(n) Stock based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this Standard resulted in a reduction of income before income taxes of $594, a reduction in net income of $476, and a decrease in basic and diluted earnings per share of $0.04.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, for the years ending December 31, 2005 and 2004:

	2005	2004
Net income as reported	$6,330	$4,373
Deduct: Stock-based compensation expense Determined under fair value based method	(369)	(420)

Pro forma net income	$5,961	$3,953

Basic earnings per share as reported	$0.675	$0.585
Pro forma basic earnings per share	$0.635	$0.530

Diluted earnings per share as reported	$0.655	$0.570
Pro forma diluted earnings per share	$0.620	$0.515

(o) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated

74	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

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

(p) Earnings per common share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Historical earnings and dividends per share have been adjusted to reflect the two for one stock split which occurred in May 2006.

(q) Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of shareholders’ equity.

(r) Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

(s) Restrictions on cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

(t) Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the holding company or by the holding company to stockholders.

(u) Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

(v) Segment reporting

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about segments in financial

75	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

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

(w) Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

(x) Effect of new pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. See “Stock based compensation” above for further discussion of the effect of adopting this Standard.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Adoption had no effect on the Company’s financial statements.

Effect of newly issued but not yet effective accounting standards:

In February 2006, FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this Statement to have a material impact on its consolidated financial position or results of operations.

76	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This Standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this Statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Statement is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this Statement.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this Statement.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This Issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

77	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this Issue will have a material impact on the financial statements.

(2) Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale at December 31, 2006 and 2005, are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$40,425	$6	$(166)	$40,265
Obligations of U.S. government agencies	38,783	133	(184)	38,732
Mortgage backed securities	129,357	274	(1,259)	128,372
Municipal securities	27,837	217	(73)	27,981

	$236,402	$630	$(1,682)	$235,350

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$94,396	$—	$(662)	$93,734
Obligations of U.S. government agencies	26,817	—	(326)	26,491
Mortgage backed securities	97,452	1	(1,838)	95,615
Municipal securities	1,135	—	(6)	1,129
Other investments	400	—	—	400

	$220,200	$1	$(2,832)	$217,369

The estimated fair value of investment securities available for sale at December 31, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately:

78	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

Estimated Fair Value
Investment securities available for sale
Due in one year or less	$41,259
Due after one year through five years	37,738
Due after five years through fifteen years	5,792
Due after fifteen years through thirty years	22,189
Mortgage backed securities	128,372

$235,350

At December 31, 2006, the Company had $51,481 (estimated fair value) in investment securities pledged to the Treasurer of the State of Florida as collateral on public fund deposits and for other purposes required or permitted by law. Repurchase agreements are secured by U.S. Treasury securities and Government Agency securities with fair values of $116,857 and $80,047 at December 31, 2006 and 2005, respectively.

Proceeds from sales of investment securities available for sale were $117, $2,993 and $229 for the years ending December 31, 2006, 2005 and 2004, respectively. Gross realized gains (losses) on sales of investment securities available for sale during 2005, 2004 and 2003 were $17, ($3) and $0, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities	$16,872	$70	$20,391	$96	$37,263	$166
Obligations of U.S. government agencies	3,985	12	12,816	172	16,801	184
Mortgage backed securities	39,256	338	54,218	921	93,474	1,259
Municipal securities	5,370	70	497	3	5,867	73

Total temporarily impaired securities	$65,483	$490	$87,922	$1,192	$153,405	$1,682

	December 31, 2005
	less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities	$46,035	$274	$44,714	$388	$90,749	$662
Obligations of U.S. government agencies	13,817	157	12,674	169	26,491	326
Mortgage backed securities	65,273	978	25,954	860	91,227	1,838
Municipal securities	494	6	—	—	494	6

Total temporarily impaired securities	$125,619	$1,415	$83,342	$1,417	$208,961	$2,832

U.S. Treasury securities and obligations of U.S. government agencies: The unrealized losses on investments in U.S. Treasury securities and obligations of U.S government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

79	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. Fannie Mae guarantees the contractual cash flows of these securities. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

(3) Loans

Major categories of loans included in the loan portfolio as of December 31, 2006 and 2005 are:

	December 31,
	2006	2005
Real estate:
Residential	$180,869	$148,090
Commercial	291,536	219,094
Construction, development, land	60,950	36,352

Total real estate	533,355	403,536

Commercial	68,948	63,475
Consumer and other loans	56,684	50,413

	658,987	517,424

Less: Deferred loan origination fees, net	1,024	766

Total loans	657,963	516,658
Less: Allowance for loan losses	7,355	6,491

Total net loans	$650,608	$510,167

The following is a summary of information regarding impaired loans at December 31, 2006 and 2005:

Individually impaired loans were as follows:	December 31,
	2006	2005
Impaired loans with no allocated allowance for loan losses	$2,522	$114
Impaired loans with allocated allowance for loan losses	2,464	6,232

Total	$4,986	$6,346

Amount of the allowance for loan losses allocated to impaired loans	$372	$1,017

80	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

	2006	2005	2004
Average of impaired loans during the year	$5,243	$987	$1,103

Interest income recognized on impaired loans during the impairment period during 2006 was $394. Cash basis interest income recognized during this same period was $406.

Non performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Non performing loans were as follows:	December 31,
	2006	2005
Non accrual loans	$448	$852

Loans past due over 90 days and still accruing interest	$162	$658

Certain principal stockholders, directors and officers and their related interests were indebted to the Company as summarized below, for the periods ending December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
Balance, beginning of year	$13,538	$11,037	$13,230
Additional new loans	11,491	9,914	5,297
Repayments on outstanding loans	10,552	7,413	7,490

Balance, end of year	$14,477	$13,538	$11,037

All such loans were made in the ordinary course of business. At December 31, 2006, 2005 and 2004, certain principal stockholders, directors and officers of the Company and their related interests had $14,157, $5,541 and $5,272, respectively, available in lines of credit.

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004, are as follows:

	December 31,
	2006	2005	2004
Balance, beginning of year	$6,491	$5,685	$4,850
Provision charged to operations	717	1,065	1,270
Loans charged-off	(598)	(359)	(350)
Recoveries of previous charge-offs	98	100	45
Adjustment relating to sale of branches	—	—	(130)
Acquisition of Mid FL	647	—	—

Balance, end of year	$7,355	$6,491	$5,685

81	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

(4) Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2006 and 2005, is as follows:

	December 31,
	2006	2005
Land	$16,611	$10,509
Land improvements	591	571
Buildings	20,080	16,501
Leasehold improvements	1,164	1,243
Furniture, fixtures and equipment	10,760	9,641
Construction in progress	2,064	249

	51,270	38,714
Less: Accumulated depreciation	11,391	9,805

	$39,879	$28,909

(5) Goodwill and Intangible Assets

The change in balance for goodwill during the years 2006 and 2005 is as follows:

	2006	2005
Beginning of year	$4,675	$4,675
Acquired goodwill	5,188	—
Impairment	—	—

End of year	$9,863	$4,675

Acquired intangible assets were as followed for years ended December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$3,857	$774	$739	$260

Total amortized intangible assets	$3,857	$774	$739	$260

Estimated amortization expense for each of the next five years:

2007	$557
2008	$447
2009	$365
2010	$310
2011	$310

82	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

(6) Deposits

A detail of deposits at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	Weighted Average Interest Rate	2005	Weighted Average Interest Rate
Non-interest bearing deposits	$223,602	—%	$219,444	—%
Interest bearing deposits:
Interest bearing demand deposits	110,627	0.9%	89,309	0.3%
Savings deposits	46,806	0.9%	47,350	0.5%
Money market accounts	100,528	2.8%	96,082	1.9%
Time deposits less than $100,000	183,610	4.6%	134,953	3.5%
Time deposits of $100,000 or greater	227,633	4.9%	130,199	3.7%

	$892,806	2.7%	$717,337	1.7%

The following table presents the amount of certificate accounts at December 31, 2006, maturing during the periods reflected below:

Year	Amount
2007	$328,444
2008	37,163
2009	27,795
2010	11,975
2011	5,866

Total	$411,243

A summary of interest expense on deposits for the years ended December 31, 2006, 2005 and 2004, is as follows:

	December 31,
	2006	2005	2004
Interest-bearing demand deposits	$659	$317	$265
Savings deposits	343	201	133
Money market accounts	2,651	1,505	1,057
Time deposits less than $100,000	6,993	4,392	3,480
Time deposits of $100,000 or greater	8,344	3,596	2,250

	$18,990	$10,011	$7,185

The Company had deposits from certain principle stockholders, directors and officers and their related interests of approximately $64,313, and $18,630 at December 31, 2006 and 2005, respectively.

(7) Securities Sold Under Agreements to Repurchase

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

At December 31, 2006 and 2005, the Company had $52,792 and $41,811 in repurchase agreements with weighted average interest rates of 4.39% and 3.38%, respectively. Repurchase agreements are secured by U.S. Treasury securities and government agency securities with fair values of $116,857 and $80,047 at December 31, 2006 and 2005, respectively.

Repurchase agreements averaged $49,830, $38,210 and $26,110 for the years ended December 31, 2006, 2005 and 2004, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $54,812, $49,046 and $35,167, respectively. Total interest expense paid on repurchase agreements for the years ending December 31, 2006, 2005 and 2004, was $2,156, $1,013 and $193, respectively.

(8) Other Borrowed Funds

From time to time the Company will borrow short-term either through Federal Home Loan Bank advances or Federal Funds Purchased. As of December 31, 2005, $1,000 of Federal Funds Purchased was outstanding with an overnight maturity and an interest rate of 4.5%. As of December 31, 2006, the Company had no short-term borrowings either through the Federal Home Loan Bank advances or Federal Funds Purchased.

(9) Corporate Debenture

In September 2003, the Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. The Company issued a floating rate corporate debenture in the amount of $10,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change on a quarterly basis. The rate in effect during the quarter ended December 31, 2006 was 8.42%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related debt issuance costs of $188 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

(10) Income Taxes

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31, 2006, 2005 and 2004, is as follows:

	Current	Deferred	Total
December 31, 2006:
Federal	$3,988	$133	$4,121
State	716	22	738

	$4,704	$155	$4,859

December 31, 2005:
Federal	$3,375	$(195)	$3,180
State	577	(33)	544

	$3,952	$(228)	$3,724

December 31, 2004:
Federal	$1,681	$499	$2,180
State	301	86	387

	$1,982	$585	$2,567

84	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are presented below:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,760	$2,414
Deferred loan fees	289	289
Stock based compensation	118	—
Intangible assets	98	16
Unrealized loss on investment securities available for sale	406	1,065
Net operating loss carryforward	294	32
Other	—	147

Total deferred tax asset	3,965	3,963

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(595)	(650)
Fair value adjustments	(1,076)	(180)
Like kind exchange	(300)	(293)
Accretion of discounts on investments	(83)	(128)
Other	(13)	—

Total deferred tax liability	(2,067)	(1,251)

Net deferred tax asset	$1,898	$2,712

At December 31, 2006 the Company had approximately $761 of net operating loss carryforwards, federal and state, available to offset future taxable income. These carryforwards will begin to expire in 2024. The increase in the net operating loss carryforward in 2006 was a result of the March 31, 2006 acquisition of CenterState Bank Mid Florida.

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

A reconciliation between the actual tax expense and the “expected” tax expense, computed by applying the U.S. federal corporate rate of 35 percent (34 percent for 2005 and 2004) is as follows:

	December 31,
	2006	2005	2004
“Expected” tax expense	$4,661	$3,418	$2,360
Tax exempt interest, net	(174)	(79)	(84)
Bank owned life insurance	(97)	(15)	—
State income taxes, net of federal income tax benefits	480	366	256
Other, net	(11)	34	35

	$4,859	$3,724	$2,567

85	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

(11) Rent

The Company leases land and certain facilities under noncancellable operating leases. The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2007	$533
2008	460
2009	247
2010 2011 Thereafter	228 237 247

$1,952

Rent expense for the years ended December 31, 2006, 2005 and 2004, was $555, $403 and $335, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

(12) Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, Federal Reserve Bank stock, accrued interest receivable and payable, deposits without stated maturities, short-term debt, and variable rate loans that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

86	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments:

	December 31, 2006
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$120,021	$120,021
Investment securities available for sale	235,350	235,350
FHLB and FRB stock	2,665	2,665
Loans, less allowance for loan losses of $7,355	650,608	648,510
Accrued interest receivable	5,035	5,035

Financial liabilities:
Deposits:
Without stated maturities	$481,563	$481,563
With stated maturities	411,243	411,930
Securities sold under agreement to repurchase	52,792	52,792
Corporate debenture	10,000	10,238
Accrued interest payable	993	993

	December 31, 2005
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$94,926	$94,926
Investment securities available for sale	217,369	217,369
FHLB and FRB stock	1,472	1,472
Loans, less allowance for loan losses of $6,491	510,167	505,880
Accrued interest receivable	3,610	3,610

Financial liabilities:
Deposits:
Without stated maturities	$452,185	$452,185
With stated maturities	265,152	266,024
Securities sold under agreement to repurchase	41,811	41,811
Corporate debenture	10,000	10,000
Other borrowed funds	1,000	1,000
Accrued interest payable	582	582

(13) Regulatory Capital

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

December 31, 2006, 2005 and 2004

quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Office of Comptroller of the Currency and the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2006 and 2005, are presented in the table below.

	Actual		For Capital Adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Total capital (to risk weighted assets)	$122,387	16.6%	$58,986	> 8%	$73,716	>10%
Tier 1 capital (to risk weighted assets)	115,032	15.6%	29,493	> 4%	44,230	> 6%
Tier 1 capital (to average assets)	115,032	11.2%	40,989	> 4%	51,236	> 5%

December 31, 2005:
Total capital (to risk weighted assets)	$110,344	19.2%	$45,903	> 8%	$57,379	>10%
Tier 1 capital (to risk weighted assets)	103,853	18.1%	22,951	> 4%	34,427	> 6%
Tier 1 capital (to average assets)	103,853	12.4%	33,623	> 4%	42,029	> 5%

88	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

A summary of actual, required, and capital levels necessary to be considered well-capitalized for each of the Company’s subsidiary Banks as of December 31, 2006 and 2005, are presented in the table below. During January 2006, First National Bank of Polk County, N.A. and CenterState Bank of Florida, N.A. were merged together. On March 31, 2006, the Company acquired CenterState Bank Mid Florida.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
CenterState Bank Central Florida, N.A.
Total capital (to risk weighted assets)	$22,635	13.0%	$13,983	>8%	$17,479	>10%
Tier 1 capital (to risk weighted assets)	20,877	11.9%	6,992	>4%	10,487	>6%
Tier 1 capital (to average assets)	20,877	8.3%	10,070	>4%	12,588	>5%
CenterState Bank West Florida, N.A.
Total capital (to risk weighted assets)	25,695	11.1%	18,487	>8%	23,108	>10%
Tier 1 capital (to risk weighted assets)	23,250	10.1%	9,243	>4%	13,865	>6%
Tier 1 capital (to average assets)	23,250	8.5%	10,949	>4%	13,686	>5%
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	32,276	12.3%	21,005	>8%	26,256	>10%
Tier 1 capital (to risk weighted assets)	29,767	11.3%	10,503	>4%	15,754	>6%
Tier 1 capital (to average assets)	29,797	7.4%	16,006	>4%	20,007	>5%
CenterState Bank Mid Florida
Total capital (to risk weighted assets)	8,757	12.7%	5,512	>8%	6,889	>10%
Tier 1 capital (to risk weighted assets)	8,234	12.0%	2,756	>4%	4,134	>6%
Tier 1 capital (to average assets)	8,234	9.5%	3,451	>4%	4,314	>5%

December 31, 2005:
CenterState Bank Central Florida, N.A.
Total capital (to risk weighted assets)	$19,667	12.6%	$12,465	>8%	$15,581	>10%
Tier 1 capital (to risk weighted assets)	17,911	11.5%	6,233	>4%	9,349	>6%
Tier 1 capital (to average assets)	17,911	7.2%	9,930	>4%	12,412	>5%
CenterState Bank West Florida, N.A.
Total capital (to risk weighted assets)	21,051	10.4%	16,226	>8%	20,282	>10%
Tier 1 capital (to risk weighted assets)	18,531	9.1%	8,113	>4%	12,169	>6%
Tier 1 capital (to average assets)	18,531	7.5%	9,850	>4%	12,312	>5%
First National Bank of Polk County, N.A.
Total capital (to risk weighted assets)	14,597	18.5%	6,316	>8%	7,895	>10%
Tier 1 capital (to risk weighted assets)	13,688	17.3%	3,158	>4%	4,737	>6%
Tier 1 capital (to average assets)	13,688	7.8%	6,989	>4%	8,736	>5%
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	13,759	10.1%	10,859	>8%	13,573	>10%
Tier 1 capital (to risk weighted assets)	12,453	9.2%	5,429	>4%	8,144	>6%
Tier 1 capital (to average assets)	12,453	7.3%	6,845	>4%	8,556	>5%

89	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

(14) Dividends

The Company declared and paid cash dividends of $1,535, $1,225 and $933 during the years ended December 31, 2006, 2005 and 2004, respectively. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2006, dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Banks’ regulatory agency, was $23,712, subject to the Banks meeting or exceeding regulatory capital requirements.

(15) Stock Option Plans

The Company has authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options are granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options become 25% vested immediately as of the grant date and will continue to vest at a rate of 25% on each anniversary date thereafter until fully vested. At December 31, 2006, there were 104,760 shares available for future grants. In addition to the 1999 Plan, the Company assumed and converted the stock option plans of its subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2006, they represented exercisable options on 192,662 shares of the Company’s common stock.

In 2004, the Company’s shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 400,000, which amount shall be increased on December 31 of each calendar year. At December 31, 2006, there were no options outstanding pursuant to this plan, and no activity occurred during the twelve month period ending December 31, 2006 relating to our ESPP.

The Company’s stock-based compensation consists solely of expense related to stock options. During the twelve month period ended December 31, 2006, the Company recognized approximately $594 of stock-based compensation expense. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $590 and is expected to be recognized as follows: $491 in 2007, $81 in 2008 and $18 in 2009.

The Company granted stock options for 31,500 shares of common stock during the twelve month period ending December 31, 2006. The Company also acquired stock options for 77,456 shares of common stock pursuant to the merger with CenterState Bank Mid Florida (“Mid FL”) as of the close of business March 31, 2006. These options vested immediately upon change of control, and their fair value was included as a portion of the purchase price paid for Mid FL. The Company granted stock options for 41,000 shares and 244,000 shares for the twelve month periods ending December 31, 2005 and 2004, respectively. In addition, options for 61,214 shares were granted pursuant to the Employee Stock Purchase Plan during the twelve month period ending December 31, 2004, of which all have been either exercised or forfeited.

The estimated fair value of options granted during these periods were calculated as of the grant date (as of the merger date for those options acquired pursuant to the merger of Mid FL) using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date, and as of the merger date in the case of the Mid FL transaction, are as follows:

	2006	2005	2004
Expected option life	6.9 years	10 years	8.2 years
Risk-free interest rate	4.91%	4.37%	3.75%
Expected volatility	29.8%	31.5%	31.3%
Dividend yield	0.76%	0.71%	0.84%

90	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

In 2006, the Company determined the expected life of the stock options using the simplified method approach allowed for plain-vanilla share options granted prior to December 31, 2007 as described in SAB 107. Prior to 2006, the Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation would be reduced for estimated forfeitures prior to vesting. Based on historical data, the Company expects the annual forfeiture rates to be immaterial. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

The weighted-average estimated fair value of stock options granted during the twelve month periods ended December 31, 2006, 2005 and 2004 were $8.35 per share, $8.07 per share and $6.73 per share respectively.

The table below present’s information related to stock option activity for the years ended December 31, 2006, 2005 and 2004 (in thousands of dollars):

	2006	2005	2004
Total intrinsic value of stock options exercised	$910	$173	$215
Cash received from stock options exercised	467	156	236
Gross income tax benefit from the exercise of stock options	22	—	33

A summary of stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows (dollars are in thousands, except for per share data):

	December 31, 2006		December 31, 2005		December 31, 2004
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	706,918	$10.43	688,666	$9.98	490,172	$7.13
Options granted	31,500	$18.56	41,000	$17.00	244,000	$14.99
Options exercised	(73,638)	$6.34	(18,248)	$8.55	(39,006)	$6.06
Options forfeited	—	—	(4,500)	$9.17	(6,500)	$6.58
Options issued pursuant to Mid FL merger	77,456	$12.62	—	—	—	—

Options outstanding, end of period	742,236	$11.41	706,918	$10.43	688,666	$9.98

91	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	742,236	$11.41	6.2 years	$7,044
Options fully vested and expected to vest, December 31, 2006	742,236	$11.41	6.2 years	$7,044
Options exercisable, December 31, 2006	638,611	$10.61	5.9 years	$6,571

(16) Employee Benefit Plan

Substantially all of the subsidiary banks employees are covered under the Company’s 401(k) compensation and incentive plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2006, 2005 and 2004, the Company’s contributions to the plan were $842, $650 and $470, respectively, which are included in salary and benefits on the Consolidated Statement of Operations.

92	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

(17) Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheet

December 31, 2006 and 2005

	2006	2005
Assets:
Cash and due from banks	$1,278	$3,850
Inter-company receivable from bank subsidiaries	32,000	37,000
Investment in wholly-owned bank subsidiaries	94,426	65,971
Investments	—	400
Prepaid expenses and other assets	717	509

Total assets	$128,421	$107,730

Liabilities:
Accounts payable and accrued expenses	$1,089	$489
Corporate debenture	10,000	10,000

Total liabilities	11,089	10,489

Stockholders’ Equity:
Common stock	111	52
Additional paid-in capital	86,989	75,001
Retained earnings	30,878	23,954
Accumulated other comprehensive loss	(646)	(1,766)

Total stockholders’ equity	117,332	97,241

Total liabilities and stockholders’ equity	$128,421	$107,730

Condensed Statements of Operations

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Other income	$22	$21	$8
Interest expense	864	682	496
Operating expenses	2,587	1,303	1,174

Loss before equity in net earnings of subsidiaries	(3,429)	(1,964)	(1,662)

Equity in net earnings of subsidiaries (net of income tax expense of $6,010, $4,457 and $3,187 at December 31, 2006, 2005 and 2004, respectively)	10,737	7,561	5,415

Net income before income tax benefit	7,308	5,597	3,753
Income tax benefit	(1,151)	(733)	(620)

Net income	$8,459	$6,330	$4,373

93	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

Condensed Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$8,459	$6,330	$4,373
Tax deduction in excess of book deduction on options exercised prior to 2006	—	—	33
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(10,737)	(7,561)	(5,415)
Increase (decrease) in payables and accrued expenses	434	120	244
(Increase) decrease in other assets	(189)	117	(299)
Stock based compensation expense	594	—	—
Realized gain on sale of available for sale securities	(17)	—	—

Net cash flows used in operating activities	(1,456)	(994)	(1,064)

Cash flows from investing activities:
Inter-company receivables from subsidiary banks	5,000	(37,000)	—
Cash payments for merger transaction costs	(279)	—	—
Cash payments to CSB shareholders	—	—	(65)
Cash payments to Mid FL shareholders	(4,207)	—	—
Proceeds from maturities of investment securities AFS	300	—	—
Proceeds from sales of investment securities available for sale	117	—	—
Purchase of CD investment, available for sale portfolio	—	—	(300)
Investment in subsidiaries	(1,000)	(3,000)	(4,600)

Net cash flows used in investing activities	(69)	(40,000)	(4,965)

Cash flows from financing activities:
Stock options exercised, including tax benefit in 2006	488	613	321
Dividends paid to shareholders	(1,535)	(1,225)	(933)
Net proceeds from common stock issuance	—	34,854	12,698

Net cash flows provided by financing activities	(1,047)	34,242	12,086

Net (decrease )increase in cash and cash equivalents	(2,572)	(6,752)	6,057
Cash and cash equivalents at beginning of year	3,850	10,602	4,545

Cash and cash equivalents at end of year	$1,278	$3,850	$10,602

94	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

(18) Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2006 and 2005, are as follows:

	December 31,
	2006	2005
Standby letters of credit	$3,902	$4,817
Available lines of credit	122,431	103,611
Unfunded loan commitments – fixed	10,498	13,790
Unfunded loan commitments – variable	10,985	23,595

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

(19) Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake and Polk Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2006, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake and Polk Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

95	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

(20) Basic and Diluted Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 70,500 stock options that were anti dilutive at December 31, 2006. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data). All per share data has been adjusted to reflect our May 2006 two for one stock split.

	2006	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$8,459	$6,330	$4,373

Denominator:
Denominator for basic earnings per share - weighted-average shares	10,964,890	9,357,046	7,500,316
Effect of dilutive securities:
Employee stock options	267,169	272,148	155,992

Denominator for diluted earnings per share - adjusted weighted-average shares	11,232,059	9,629,194	7,656,308
Basic earnings per share	$0.770	$0.675	$0.585
Diluted earnings per share	$0.750	$0.655	$0.570

96	(Continued)

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2006, 2005 and 2004

(21) Business combinations

On March 31, 2006, the Company acquired 100% of the outstanding common stock of CenterState Bank Mid Florida. The purchase price consisted of cash and stock. Each share of Mid FL common stock was exchanged for $4.35 cash and 0.2774 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on March 31, 2006, the resulting purchase price was $14,559. Other costs include the value of the employee stock options acquired (approximately $760) and transaction expenses of approximately $279. Total cost of the transaction was approximately $15,598.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

March 31, 2006 Fair Value
Assets:
Cash and due from banks	$1,813
Federal funds sold	16,240
Securities available for sale	11,090
Loans – net	52,689
Premises and equipment	3,345
Goodwill	5,188
Core deposit intangible	3,118
Other assets	533

Total assets	$94,016

Liabilities:
Deposits	$78,302
Other liabilities	116

Total liabilities	78,418
Net assets acquired	15,598

Total liabilities and net assets acquired	$94,016

During November, the Company entered into a definitive agreement to purchase Valrico Bancorp, Inc. (“VBI”) for a combination of cash and stock. Each VBI shareholder of record will have an option to elect payment in stock, cash or a combination of stock and cash, but in no event will more than 1,333,741 nor less than 1,238,475 of the CenterState’s common shares be issued in the aggregate, pursuant to the terms and restrictions set forth in the definitive agreement. VBI shareholders electing stock consideration will be entitled to receive 5.25 shares of CenterState common stock for each share of VBI common stock exchanged. VBI shareholders electing cash consideration will be entitled to receive $105.06 for each share of VBI common stock exchanged. At December 31, 2006, VBI reported total consolidated assets of approximately $150,000, total loans of $124,000 and total deposits of $120,000. The transaction is expected to close during April 2007, subject to VBI shareholder approval and regulatory approval. The purchase price will depend on the market value of the Company’s stock at the time of closing. Assuming a market value of $20.90 per share, the Company’s closing price at December 31, 2006, as reported by NASDAQ, the purchase price would approximate $39.6 million.

97	(Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 12th day of March, 2007.

CenterState BANKS OF FLORIDA, INC.

/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 12, 2007.

Signature	Title

/s/ E. S “Ernie” Pinner E. S. “Ernie” Pinner	Chairman of the Board President and Chief Executive Officer

/s/ James H. Bingham James H. Bingham	Director

/s/ G. Robert Blanchard, Jr. G. Robert Blanchard, Jr.	Director

/s/ Terry W. Donley Terry W. Donley	Director

/s/ Frank M. Foster, Jr. Frank M. Foster, Jr.	Director

/s/ Gail E. Gregg-Strimenos Gail E. Gregg-Strimenos	Director

/s/ Bryan W. Judge Bryan W. Judge	Director

/s/ Samuel L. Lupfer, IV Samuel L. Lupfer, IV	Director

/s/ Lawrence W. Maxwell Lawrence W. Maxwell	Director

/s/ Rulon D. Munns Rulon D. Munns	Director

/s/ G. Tierso Nunez II G. Tierso Nunez II	Director

/s/ Thomas E. Oakley Thomas E. Oakley	Director

/s/ J. Thomas Rocker J. Thomas Rocker	Director

CenterState Banks of Florida, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit
21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe Chizek and Company LLC

23.2	Consent of KPMG LLP

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002