Form 10-Q
period 2007-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2007-05-07
CIK 1102266

U. S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer   ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	11,181,220
(class)	Outstanding at March 31, 2007

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

IN DEX

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of March 31, 2007	As of December 31, 2006
ASSETS
Cash and due from banks	$41,433	$40,385
Federal funds sold and money market accounts	58,821	79,636

Cash and cash equivalents	100,254	120,021

Investment securities available for sale, at fair value	236,492	235,350

Loans	684,141	657,963
Less allowance for loan losses	(7,632)	(7,355)

Net Loans	676,509	650,608

Accrued interest receivable	5,607	5,035
Federal Home Loan Bank and Federal Reserve Bank stock	2,722	2,665
Bank premises and equipment, net	41,531	39,879
Deferred income taxes, net	1,636	1,898
Goodwill	9,863	9,863
Core deposit intangible	2,944	3,083
Bank owned life insurance	7,394	7,320
Other real estate owned	215	—
Prepaid expense and other assets	1,651	1,380

TOTAL ASSETS	$1,086,818	$1,077,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand—non-interest bearing	$202,840	$223,602
Demand—interest bearing	114,636	110,627
Savings and money market accounts	161,784	147,334
Time deposits	410,378	411,243

Total deposits	889,638	892,806

Securities sold under agreement to repurchase	63,536	52,792
Corporate debenture	10,000	10,000
Accrued interest payable	1,010	993
Accounts payables and accrued expenses	2,918	3,179

Total liabilities	967,102	959,770
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 11,181,220 and 11,129,020 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively	112	111
Additional paid-in capital	87,554	86,989
Retained earnings	32,295	30,878
Accumulated other comprehensive loss	(245)	(646)

Total stockholders’ equity	119,716	117,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,086,818	$1,077,102

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar 31, 2007	Mar 31, 2006
Interest income:
Loans	$13,009	$9,617
Investment securities available for sale:
Taxable	2,480	1,940
Tax-exempt	295	6
Federal funds sold, money market accounts and other	736	628

	16,520	12,191

Interest expense:
Deposits	5,992	3,289
Securities sold under agreement to repurchase	709	439
Corporate debenture	220	199
Other borrowed funds	1	—

	6,922	3,927

Net interest income	9,598	8,264

Provision for loan losses	282	240

Net interest income after loan loss provision	9,316	8,024

Other income:
Service charges on deposit accounts	953	748
Commissions from mortgage broker activities	52	85
Commissions on sale of mutual funds and annuities	80	270
Debit card and ATM fees	188	137
Loan related fees	75	79
BOLI income	74	65
Rental income	55	50
Other service charges and fees	63	61

	1,540	1,495

Other expenses:
Salaries, wages and employee benefits	4,655	3,876
Occupancy expense	914	768
Depreciation of premises and equipment	504	456
Supplies, stationary and printing	146	146
Marketing expenses	287	132
Data processing expense	280	252
Legal, auditing and other professional fees	196	131
Core deposit intangible (CDI) amortization	139	17
Postage and delivery	68	79
ATM related expenses	103	116
Bank regulatory expenses	98	58
Other expenses	683	559

Total other expenses	8,073	6,590

Income before provision for income taxes	2,783	2,929
Provision for income taxes	975	1,119

Net income	$1,808	$1,810

Earnings per share:
Basic	$0.16	$0.17
Diluted	$0.16	$0.17
Common shares used in the calculation of earnings per share:
Basic	11,146,978	10,508,874
Diluted	11,406,681	10,789,024

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net Income	$1,808	$1,810
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	282	240
Depreciation of premises and equipment	504	456
Amortization of purchase accounting adjustments	130	13
Net amortization/accretion of investment securities	27	65
Net deferred loan origination fees	(38)	56
Deferred income taxes	9	94
Stock based compensation expense	135	130
Bank owned life insurance income	(74)	(65)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(843)	(1,148)
Net change in accrued interest payable, accrued expense, and other liabilities	(244)	(327)

Net cash provided by operating activities	1,696	1,324

Cash flows from investing activities:
Purchases of investment securities available for sale	(12,631)	(3,283)
Purchases of mortgage backed securities available for sale	(11,895)	(23,534)
Purchases of FHLB and FRB stock	(57)	(695)
Proceeds from maturities of investment securities available for sale	17,000	29,200
Proceeds from pay-downs of mortgage backed securities available for sale	7,011	5,646
Increase in loans, net of repayments	(26,360)	(30,230)
Purchases of premises and equipment, net	(2,156)	(3,061)
Net cash from acquisition of Mid FL bank	—	17,853

Net cash used in investing activities	(29,088)	(8,104)

Cash flows from financing activities:
Net (decrease) increase in deposits	(3,159)	34,232
Net increase in securities sold under agreement to repurchase	10,744	5,162
Net decrease in other borrowings	—	(1,000)
Stock options exercised, including tax benefit	431	287
Dividends paid	(391)	(368)

Net cash provided by financing activities	7,625	38,313

Net (decrease) increase in cash and cash equivalents	(19,767)	31,533
Cash and cash equivalents, beginning of period	120,021	94,926

Cash and cash equivalents, end of period	$100,254	$126,459

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Three months ended March 31,
	2007	2006
Transfer of loan to other real estate owned	$215	$—

Cash paid during the period for:
Interest	$6,895	$2,325

Income taxes	$—	$20

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, C. S. Processing. Our four subsidiary banks operate through 31 locations in eight Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2007 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 64,500 stock options that were anti dilutive at March 31, 2007. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

		For the three months ended March 31,
	2007			2006
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common stockholders	$1,808	11,146,978	$0.16	$1,810	10,508,874	$0.17
Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	—	259,703	—	—	280,150	—

Diluted EPS
Net earnings available to common stockholders and assumed conversions	$1,808	11,406,681	$0.16	$1,810	10,789,024	$0.17

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended
	Mar 31, 2007	Mar 31, 2006
Net income	$1,808	$1,810
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period	401	(142)

Other comprehensive income (loss), net of tax	401	(142)

Comprehensive income	$2,209	$1,668

NOTE 4: Subsequent acquisition of Valrico Bancorp, Inc.

On April 2, 2007, we acquired Valrico Bancorp, Inc. (“VBI”) and its wholly owned subsidiary Valrico State Bank, as previously announced. The $36.1 million purchase price was a combination of 65% stock and 35% cash. VBI is a one bank holding company operating through its subsidiary, Valrico State Bank (“VSB”). VSB opened for business in 1989 and operates through four banking locations in Hillsborough County, Florida. At December 31, 2006, VBI reported total consolidated assets of approximately $149.5 million, loans of $124.0 million, deposits of $119.7 million and stockholders’ equity of $15.9 million. VBI also reported consolidated net income of $1.9 million for the year ended December 31, 2006. VSB will operate as a separate wholly owned subsidiary, similar to the Company’s other subsidiary banks.

NOTE 5: Effect of new pronouncements

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

In February 2006, FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Adoption had no effect on the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This Standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Adoption had no effect on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 did not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for fiscal years beginning after December 15, 2006. The adoption of this Issue did not have a material impact on the financial statements.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This Issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. Under the current agreements, adoption of this Issue will have no impact on the Company’s financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2007 AND DECEMBER 31, 2006

Overview

Total assets were $1,086,818,000 as of March 31, 2007, compared to $1,077,102,000 at December 31, 2006, an increase of $9,716,000 or 0.90%. The increase resulted from internally generated loan growth and investment growth funded primarily by an increase in retail repurchase agreements.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $58,821,000 at March 31, 2007 (approximately 5.4% of total assets) as compared to $79,636,000 at December 31, 2006 (approximately 7.4% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, were $236,492,000 at March 31, 2007 (approximately 22% of total assets) compared to $235,350,000 at December 31, 2006 (approximately 22% of total assets), an increase of $1,142,000 or 0.5%. These securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended March 31, 2007, were $669,005,000, or 69% of average earning assets, as compared to $531,895,000, or 66% of average earning assets, for the quarter ending March 31, 2006. Total loans, net of unearned fees and cost, at March 31, 2007 and December 31, 2006 were $684,141,000 and $657,963,000, respectively, an increase of $26,178,000, or 4%. This represents a loan to total asset ratio of 63% and 61% and a loan to deposit ratio of 77% and 74%, at March 31, 2007 and December 31, 2006, respectively. The increase in loans during this period was due to normal business growth.

Total residential real estate loans totaled $185,820,000 or 27% of our total loans as of March 31, 2007. As with all of our loans, these are originated in our geographical market area in central Florida. We do not engage in sub-prime lending. As of this same date, our commercial real estate loans totaled $296,788,000, or 43% of our total loans. Construction, development, and land loans totaled $68,543,000, or 10% of our loans. As a group, all of our real estate collateralized loans represent approximately 80% of our total loans at March 31, 2007. The remaining 20% is comprised of commercial loans (11.5%) and consumer loans (8.5%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	March 31, 2007	Dec 31, 2006
Real estate loans
Residential	$185,820	$180,869
Commercial	296,788	291,536
Construction, development, land	68,543	60,950

Total real estate	551,151	533,355
Commercial	76,558	68,948
Other	57,418	56,684

Gross loans before	685,127	658,987
Unearned fees/costs	(986)	(1,024)

Total loans net of unearned fees	684,141	657,963
Allowance for loan losses	(7,632)	(7,355)

Total loans net of unearned fees and allowance for loan losses	$676,509	$650,608

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

The allowance consists of two components. The first component is an allocation for impaired loans, as defined by Statement of Financial Accounting Standard No. 114. Impaired loans are those loans that management has estimated will not repay as agreed upon. Each of these loans is required to have a written analysis supporting the amount of specific allowance allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific allowance is warranted.

The second component is a general allowance on all of the Company’s loans other than those identified as impaired. We group these loans into five general categories with similar characteristics, then apply an adjusted loss factor to each group of loans to determine the total amount of this second component of our allowance for loan losses. The adjusted loss factor for each category of loans is a derivative of our historical loss factor for that category, adjusted for current internal and external environmental factors, as well as for certain loan grading factors.

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at March 31, 2007 and December 31, 2006.

(amounts are in thousands of dollars)	Mar 31, 2007	Dec 31, 2006	Increase (decrease)
Impaired loans	$5,237	$4,986	$251
Component 1 (specific allowance)	450	372	78
Specific allowance as percentage of impaired loans	8.6%	7.5%	1.1%

Total loans other than impaired loans	678,904	652,977	25,927
Component 2 (general allowance)	7,182	6,983	199
General allowance as percentage of non impaired loans	1.06%	1.07%	(0.01)%

Total loans	684,141	657,963	26,178
Total allowance for loan losses	7,632	7,355	277
Allowance for loan losses as percentage of total loans	1.12%	1.12%	—%

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.12% at March 31, 2007 and at December 31, 2006. Our ALLL increased by $277,000 during this three month period. Of this amount, $199,000 relates to an increase in our Component 2, or general allowance, as described and discussed above. This increase is primarily due to the growth in our loan portfolio. The remaining $78,000 increase is due to an increase in our Component 1, or specific allowance. This Component is the result of specific allowance analyses prepared for each of our impaired loans.

We are committed to the early recognition of problems and to maintaining a sufficient allowance. We believe our allowance for loan losses at March 31, 2007 was adequate. The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

	Three month period end March 31,
	2007	2006
Allowance at beginning of period	$7,355	$6,491
Charge-offs
Commercial loans	—	(296)
Real estate loans	—	—
Consumer loans	(27)	(15)

Total charge-offs	(27)	(311)

Recoveries
Commercial loans	1	2
Real estate loans	6	3
Consumer loans	15	23

Total recoveries	22	28

Net charge-offs	(5)	(283)
Provision for loan losses	282	240
Adjustment relating to Mid FL merger	—	647

Allowance at end of period	$7,632	$7,095

Nonperforming assets

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Mar. 31 2007	Dec. 31 2006
Non-accrual loans	$1,196	$448
Past due loans 90 days or more and still accruing interest	64	162

Total non-performing loans	1,260	610
Other real estate owned	215	—
Repossessed assets other than real estate	—	35

Total non-performing assets	$1,475	$645

Total non-performing loans as a percentage of total loans	0.18%	0.09%
Total non-performing assets as a percentage of total assets	0.14%	0.06%
Allowance for loan losses	$7,632	$7,355
Allowance for loan losses as a percentage of non-performing loans	606%	1,206%

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of March 31, 2007, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $41,531,000 at March 31, 2007 compared to $39,879,000 at December 31, 2006, an increase of $1,652,000 or 4%. This amount is the result of purchases and construction costs totaling $2,156,000 less $504,000 of depreciation expense. Most of these costs relate to the construction of branch offices in Osceola and Polk Counties.

Deposits

Total deposits were $889,638,000 at March 31, 2007, compared to $892,806,000 at December 31, 2006, a decrease of $3,168,000 or 0.4%. Deposit growth, especially in core deposits (i.e. non time deposit accounts) has been a challenge during this quarter. Core deposit growth is a primary focus for the rest of this year. Our subsidiary Presidents have initiated various incentive programs throughout their Banks as well as other marketing efforts targeted at deposit growth. We believe there are several forces causing this slow down in deposit growth, including the interest rate environment which may have enticed customers to shift from lower yielding accounts to higher yielding time deposits and the slow down in real estate activity in Florida, which translates into less transactions which equates to lower balances held in title company accounts and other real estate related accounts.

The table below sets forth our deposits by type and as a percentage to total deposits at March 31, 2007 and December 31, 2006 (amounts shown in the table are in thousands of dollars).

	Mar 31, 2007	% of total	Dec 31, 2006	% of total
Demand - non-interest bearing	$202,840	23%	$223,602	25%
Demand - interest bearing	114,636	13%	110,627	12%
Savings and money market accounts	161,784	18%	147,334	17%
Time deposits	410,378	46%	411,243	46%

Total deposits	$889,638	100%	$892,806	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $63,536,000 at March 31, 2007 compared to $52,792,000 at December 31, 2006, resulting in an increase of $10,744,000, or 20%.

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

Stockholders’ equity

Stockholders’ equity at March 31, 2007, was $119,716,000, or 11.0% of total assets, compared to $117,332,000, or 10.9% of total assets at December 31, 2006. The increase in stockholders’ equity was due to the following items:

$117,332,000	Total stockholders’ equity at December 31, 2006
1,808,000	Net income during the period
(391,000)	Dividends declared and paid ($0.035 per share)
401,000	Net increase in market value of securities available for sale, net of deferred taxes
431,000	Employee stock options exercised
135,000	Employee stock option expense consistent with SFAS #123(R)

$119,716,000	Total stockholders’ equity at March 31, 2007

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2007, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2007 and December 31, 2006 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2007
Total capital (to risk weighted assets)	$124,786	16.5%	$75,815	> 10%	$48,971
Tier 1 capital (to risk weighted assets)	117,154	15.5%	45,489	> 6%	71,665
Tier 1 capital (to average assets)	117,154	11.2%	52,437	> 5%	64,717

December 31, 2006
Total capital (to risk weighted assets)	$122,387	16.6%	$73,716	> 10%	$48,671
Tier 1 capital (to risk weighted assets)	115,032	15.6%	44,230	> 6%	70,802
Tier 1 capital (to average assets)	115,032	11.2%	51,236	> 5%	63,796

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

Overview

Net income for the three months ended March 31, 2007 was $1,808,000 or $0.16 per share basic and diluted, compared to $1,810,000 or $0.17 per share basic and diluted for the same period in 2006.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended March 31, 2007 was 6.17% and 0.69%, respectively, as compared to 7.46% and 0.84%, respectively, for the same period in 2006.

Net interest income/margin

Net interest income increased $1,334,000 or 16% to $9,598,000 during the three month period ended March 31, 2007 compared to $8,264,000 for the same period in 2006. The $1,334,000 increase was the result of a $4,329,000 increase in interest income less a $2,995,000 increase in interest expense.

Interest earning assets averaged $964,370,000 during the three month period ended March 31, 2007 as compared to $800,683,000 for the same period in 2006, an increase of $163,687,000, or 20%. The yield on average interest earning assets increased 0.78% to 6.95% (0.81% to 7.00% tax equivalent basis) during the three month period ended March 31, 2007, compared to 6.17% (6.19% tax equivalent basis) for the same period in 2006. The combined effects of the $163,687,000 increase in average interest earning assets and the 0.78% (0.81% tax equivalent basis) increase in yield on average interest earning assets resulted in the $4,329,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $746,143,000 during the three month period ended March 31, 2007 as compared to $576,609,000 for the same period in 2006, an increase of $169,534,000, or 29%.

The cost of average interest bearing liabilities increased 1.00% to 3.76% during the three month period ended March 31, 2007, compared to 2.76% for the same period in 2006. The combined effects of the $169,534,000 increase in average interest bearing liabilities and the 1.00% increase in cost on average interest bearing liabilities resulted in the $2,995,000 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2007 and 2006 on a tax equivalent basis (in thousands of dollars).

	Three months ended March 31,
	2007			2006
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$669,005	$13,035	7.90%	$531,895	$9,635	7.35%
Securities- taxable (3) (9)	265,435	3,216	4.91%	268,113	2,568	3.88%
Securities- tax exempt (9)	29,930	402	5.45%	675	9	5.41%

Total earning assets	964,370	16,653	7.00%	800,683	12,212	6.19%
Allowance for loan losses	(7,423)			(6,524)
All other assets	104,594			80,120

Total assets	$1,061,541			$874,279

Deposits (4)	673,561	5,992	3.61%	519,587	3,289	2.57%
Borrowings (5)	62,582	710	4.60%	47,022	439	3.79%
Corporate debenture (6)	10,000	220	8.92%	10,000	199	8.07%
Total interest bearing

Liabilities	746,143	6,922	3.76%	576,609	3,927	2.76%
Demand deposits	192,945			195,670
Other liabilities	3,695			3,640
Stockholders’ equity	118,758			98,360
Total liabilities and

Stockholders’ equity	$1,061,541			$874,279

Net interest spread (tax equivalent basis) (7)			3.24%			3.43%

Net interest income (tax equivalent basis)		$9,731			$8,285

Net interest margin (tax equivalent basis) (8)			4.09%			4.20%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $138,000 and $86,000 for the three month periods ended March 31, 2007 and 2006.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, federal funds purchased and federal funds purchased.
Note 6:	Includes amortization of origination costs of $9,000 for the three month periods ended March 31, 2007 and 2006.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.

Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $42,000, or 18%, to $282,000 during the three month period ending March 31, 2007 compared to $240,000 for the comparable period in 2006. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-interest income

Non-interest income for the three months ended March 31, 2007 was $1,540,000 compared to $1,495,000 for the comparable period in 2006. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Mar 31, 2007	Mar 31, 2006	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$953	$748	$205	27.4%
Commissions from mortgage broker activities	52	85	(33)	(38.8%)
Loan related fees	75	79	(4)	(5.1%)
Commissions from sale of mutual funds and annuities	80	270	(190)	(70.4%)
Rental income	55	50	5	10.0%
Debit card and ATM fees	188	137	51	37.2%
BOLI income	74	65	9	13.8%
Other service charges and fees	63	61	2	3.3%

Total non-interest income	$1,540	$1,495	$45	3.0%

The largest subcomponent included in “Service charges on deposit accounts” is NSF fees, which increased $212,000 to $660,000 in our first quarter of 2007, compared to $448,000 during the first quarter of 2006. This increase was related to: (1) an increase in fees charged to customers for NSF and overdrafts by one of our larger banks; (2) a more rigorous effort placed on collecting fees as opposed to waiving; and (3) a checking account marketing campaign initiated at one of our banks during the fourth quarter of 2006 which is designed to increase NSF and overdraft fees, as well as increase the number of checking accounts.

Commissions from the sale of mutual funds and annuities are dependent on market place forces including the successful efforts of our investment sales representatives. A large part of the commissions earned during the first quarter of last year was due to one large single transaction that occurred in February 2006.

Commissions from mortgage broker activities are also dependent on market place forces including supply and demand of single family residential property in our local markets.

We acquired CenterState Bank Mid Florida on March 31, 2006, as such, their non-interest income is included in our first quarter of 2007 (approximately $85,000), but not included in our first quarter of 2006.

Non-interest expense

Non-interest expense for the three months ended March 31, 2007 increased $1,483,000, or 22.5%, to $8,073,000, compared to $6,590,000 for the same period in 2006. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Mar 31, 2007	Mar 31, 2006	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$3,243	$2,748	$495	18.0%
Employee incentive/bonus compensation	513	438	75	17.1%
Employee stock option expense	135	130	5	3.8%
Health insurance and other employee benefits	542	372	170	45.7%.
Payroll taxes	331	289	42	14.5%.
Other employee related expenses	170	147	23	15.6%.
Incremental direct cost of loan origination	(279)	(248)	(31)	12.5%.

Total salaries, wages and employee benefits	$4,655	$3,876	$779	20.1%

Occupancy expense	914	768	146	19.0%
Depreciation of premises and equipment	504	456	48	10.5%
Supplies, stationary and printing	146	146	—	—%
Marketing expenses	287	132	155	117.4%
Data processing expense	280	252	28	11.1%
Legal, auditing and other professional fees	196	131	65	49.6%
Core deposit intangible (CDI) amortization	139	17	122	717.6%
Postage and delivery	68	79	(11)	(13.9)%
ATM related expenses	103	116	(13)	(11.2)%
Bank regulatory related expenses	98	58	40	69.0%
Other expenses	683	559	124	22.2%

Total non-interest expense	$8,073	$6,590	$1,483	22.5%

Overall, the most significant component to consider when comparing these two quarters is the March 31, 2006 acquisition of CenterState Bank Mid FL. Their non-interest expense is included in the current quarter but not in the comparable quarter in 2006. Their total non-interest expense during the current quarter was $824,000. Excluding Mid FL, our net increase would adjust from $1,483,000 to $659,000, or from 22.5% to 10.0%.

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the three months ended March 31, 2007 ($4,655,000) accounted for 58% of our total non-interest expense, compared to 59% for the same period last year. Looking at the table above, employee salaries and wages increased by 18.0% to $3,243,000 for the three month period ending March 31, 2007 (“current quarter”), compared to $2,748,000 for the same period last year. Our average FTEs for the current quarter was approximately 318 compared to 275 FTEs for the comparable quarter last year. Most of the FTE increase relates to the acquisition of Mid FL discussed above, as well as from opening new branches and general business growth.

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

The increase in marketing expenses relates to the checking account marketing campaign currently in place at one of our banks. This campaign started during the fourth quarter of 2006.

The CDI amortization increase between the two quarters is due to the March 31, 2006 acquisition of CenterState Bank Mid FL.

We opened a temporary branch in September 2006 and another in October 2006. These two branches are operating out of temporary locations until the construction of their permanent facilities are completed. We also opened another branch in October 2006 and another in February 2007. Both of these two new branches opened in their newly constructed facilities (i.e. these two were not previously operating from temporary facilities). As discussed above, this activity also is responsible for adding additional FTEs along with the Mid FL acquisition. This branching activity, as well as the continual growth of our business, resulted in the increase in the remainder of our non-interest expenses.

Provision for income taxes

The income tax provision for the three months ended March 31, 2007 was $975,000 (an effective rate of 35.0%) compared to $1,119,000 (an effective rate of 38.2%) for the same period in 2006. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt securities.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2006 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2006. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2007. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 7a of our December 31, 2006 annual report on Form 10-K

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

None.

I tem 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date:	May 7, 2007	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date:	May 7, 2007	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer