Form 10-Q
period 2007-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2007-08-08
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	12,433,479
(class)	Outstanding at July 30, 2007

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of June 30, 2007	As of December 31, 2006
ASSETS
Cash and due from banks	$34,457	$40,385
Federal funds sold and money market accounts	51,997	79,636

Cash and cash equivalents	86,454	120,021

Investment securities available for sale, at fair value	227,324	235,350

Loans	826,215	657,963
Less allowance for loan losses	(9,519)	(7,355)

Net Loans	816,696	650,608

Accrued interest receivable	5,880	5,035
Federal Home Loan Bank and Federal Reserve Bank stock	3,656	2,665
Bank premises and equipment, net	52,827	39,879
Deferred income taxes, net	1,783	1,898
Goodwill	28,924	9,863
Core deposit intangible	5,189	3,083
Bank owned life insurance	9,540	7,320
Prepaid expense and other assets	2,711	1,380

TOTAL ASSETS	$1,240,984	$1,077,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$189,619	$223,602
Demand - interest bearing	130,087	110,627
Savings and money market accounts	179,116	147,334
Time deposits	499,560	411,243

Total deposits	998,382	892,806

Securities sold under agreement to repurchase	64,736	52,792
Corporate debentures	12,500	10,000
Other borrowings	14,250	—
Accrued interest payable	1,898	993
Accounts payables and accrued expenses	6,971	3,179

Total liabilities	1,098,737	959,770

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 12,431,979 and 11,129,020 shares issued and outstanding at June 30, 2007 and December 31, 2006 respectively	124	111
Additional paid-in capital	110,202	86,989
Retained earnings	34,140	30,878
Accumulated other comprehensive loss	(2,219)	(646)

Total stockholders’ equity	142,247	117,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,240,984	$1,077,102

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest income:
Loans	$16,109	$11,616	$29,118	$21,233
Investment securities available for sale:
Taxable	2,490	2,311	4,969	4,277
Tax-exempt	348	24	643	31
Federal funds sold and other	676	773	1,413	1,374

	19,623	14,724	36,143	26,915

Interest expense:
Deposits	7,098	4,410	13,090	7,699
Securities sold under agreement to repurchase	827	521	1,536	960
Corporate debenture	266	212	486	411
Other borrowings	188	—	189	—

	8,379	5,143	15,301	9,070

Net interest income	11,244	9,581	20,842	17,845

Provision for loan losses	376	206	658	446

Net interest income after loan loss provision	10,868	9,375	20,184	17,399

Other income:
Service charges on deposit accounts	1,146	875	2,099	1,623
Commissions from mortgage broker activities	62	106	114	191
Commissions from sale of mutual funds and annuities	165	81	245	351
Debit card and ATM fees	237	141	425	278
Loan related fees	87	75	162	154
BOLI income	95	63	169	128
Other service charges and fees	111	166	229	277

	1,903	1,507	3,443	3,002

Other expenses:
Salaries, wages and employee benefits	5,265	4,168	9,920	8,044
Occupancy expense	1,083	856	1,997	1,624
Depreciation of premises and equipment	588	498	1,092	954
Supplies, stationary and printing	173	174	319	320
Marketing expenses	257	106	544	238
Data processing expense	389	273	669	525
Legal, auditing and other professional fees	276	165	472	296
Core deposit intangible (CDI) amortization	238	166	377	183
Postage and delivery	75	66	143	145
ATM related expenses	136	114	239	230
Bank regulatory expenses	110	79	208	137
Other expenses	772	632	1,455	1,191

Total other expenses	9,362	7,297	17,435	13,887

Income before provision for income taxes	3,409	3,585	6,192	6,514
Provision for income taxes	1,129	1,378	2,104	2,497

Net income	$2,280	$2,207	$4,088	$4,017

Earnings per share:
Basic	$0.18	$0.20	$0.35	$0.37
Diluted	$0.18	$0.19	$0.34	$0.36
Common shares used in the calculation of earnings per share:
Basic	12,400,627	11,103,981	11,777,266	10,808,072
Diluted	12,602,556	11,343,208	11,998,658	11,063,355

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net Income	$4,088	$4,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	658	446
Depreciation of premises and equipment	1,092	954
Amortization of purchase accounting adjustments	223	215
Net amortization/accretion of investment securities	59	112
Net deferred loan origination fees	(92)	95
Deferred income taxes	(665)	164
Loss on sale of repossessed real estate owned	5	—
Loss (gain) on disposal of and or sale of fixed assets	12	(41)
Stock based compensation expense	268	311
Bank owned life insurance income	(169)	(129)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(1,095)	(796)
Net change in accrued interest payable, accrued expense, and other liabilities	(990)	(703)

Net cash provided by operating activities	3,394	4,645

Cash flows from investing activities:
Purchases of investment securities available for sale	(14,623)	(24,770)
Purchases of mortgage backed securities available for sale	(15,865)	(40,396)
Purchases of FHLB and FRB stock	(94)	(1,163)
Proceeds from maturities of investment securities available for sale	26,000	49,350
Proceeds from the sale of investment securities available for sale	4,986	—
Proceeds from pay-downs of mortgage backed securities available for sale	16,189	13,031
Increase in loans, net of repayments	(46,531)	(52,014)
Purchases of premises and equipment, net	(4,763)	(6,028)
Proceeds from sale of other real estate owned	210	373
Net cash from acquisition of Mid FL bank	—	14,011
Net cash from acquisition of Valrico State bank	7,650	—

Net cash used in investing activities	(26,841)	(47,606)

Cash flows from financing activities:
Net (decrease) increase in deposits	(25,003)	59,560
Net increase in securities sold under agreement to repurchase	11,944	6,784
Net increase (decrease) in other borrowings	3,250	(1,000)
Stock options exercised, including tax benefit	515	358
Dividends paid	(826)	(757)

Net cash provided by financing activities	(10,120)	64,945

Net (decrease) increase in cash and cash equivalents	(33,567)	21,984
Cash and cash equivalents, beginning of period	120,021	94,926

Cash and cash equivalents, end of period	$86,454	$116,910

Transfer of loan to other real estate owned	$215	$—

Cash paid during the period for:
Interest	$15,099	$8,843

Income taxes	$2,235	$3,640

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, C. S. Processing. Our five subsidiary banks operate through 36 locations in nine Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the six month period ended June 30, 2007 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 135,500 stock options that were anti dilutive at June 30, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

	For the three months ended June 30,
	2007			2006
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available To common Stockholders	$2,280	12,400,627	$0.18	$2,207	11,103,981	$0.20

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	—	201,929	—	—	239,227	(0.01)

Diluted EPS
Net earnings available to common stockholders and assumed Conversions	$2,280	12,602,556	$0.18	$2,207	11,343,208	$0.19

	For the six months ended June 30,
	2007			2006
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common Stockholders	$4,088	11,777,266	$0.35	$4,017	10,808,072	$0.37

Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	—	221,392	(0.01)	—	255,283	(0.01)

Diluted EPS
Net earnings available to common stockholders and assumed Conversions	$4,088	11,998,658	$0.34	$4,017	11,063,355	$0.36

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Six months ended
	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006
Net income	$2,280	$2,207	$4,088	$4,017

Other comprehensive loss, net of tax:
Unrealized holding loss arising during the period	(1,974)	(921)	(1,573)	(1,063)

Other comprehensive loss, net of tax	(1,974)	(921)	(1,573)	(1,063)

Comprehensive income	$306	$1,286	$2,515	$2,954

NOTE 4: Acquisition of Valrico Bancorp, Inc.

On April 2, 2007, we acquired Valrico Bancorp, Inc. (“VBI”) and its wholly owned subsidiary Valrico State Bank, as previously announced. The $36.1 million purchase price was a combination of 65% stock and 35% cash. VBI is a one bank holding company operating through its subsidiary, Valrico State Bank (“VSB”). VSB opened for business in 1989 and operates through four banking locations in Hillsborough County, Florida. A fifth location, also in Hillsborough County, was opened in May 2007. VSB is operating as a separate wholly owned subsidiary, similar to the Company’s other subsidiary banks. We believe VSB to be an excellent fit and expect the addition of this strategic partnership to enhance our overall franchise value. Our organizational cultures are similar and geographically, our footprint will now stretch from Orlando on the east to Tampa on the west, touching the perimeters of both of those markets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars).

Assets:
Cash and due from banks	$6,789
Federal funds sold	13,039
Securities available for sale	12,177
Loans – net	120,226
Premises and equipment	9,289
Goodwill	19,062
Core deposit intangible	2,484
Other assets	1,363

Total Assets	$184,429

Liabilities:
Deposits	$130,614
Other liabilities	17,602
Total Liabilities	148,216
Net assets acquired	36,213

Total liabilities and net assets acquired	$184,429

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for fiscal years beginning after December 15, 2006. The adoption of this Issue did not have a material impact on the financial statements.

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

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2007 AND DECEMBER 31, 2006

Overview

Total assets were $1,240,984,000 as of June 30, 2007, compared to $1,077,102,000 at December 31, 2006, an increase of $163,882,000 or 15%. The increase is primarily a result of the acquisition of Valrico State Bank discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements above.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $51,997,000 at June 30, 2007 (approximately 4.2% of total assets) as compared to $79,636,000 at December 31, 2006 (approximately 7.4% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury, government agency securities and municipal tax exempt securities were $227,324,000 at June 30, 2007 (approximately 18% of total assets) compared to $235,350,000 at December 31, 2006 (approximately 22% of total assets), a decrease of $8,026,000 or 3.4%. These securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended June 30, 2007, were $813,927,000, or 74% of average earning assets, as compared to $611,379,000, or 68% of average earning assets, for the quarter ending June 30, 2006. Total loans, net of unearned fees and cost, at June 30, 2007 and December 31, 2006 were $826,215,000 and $657,963,000, respectively, an increase of $168,252,000, or 26%. This represents a loan to total asset ratio of 67% and 61% and a loan to deposit ratio of 83% and 74%, at June 30, 2007 and December 31, 2006, respectively. The increase in loans during this period was primarily due to the acquisition of Valrico State Bank, as discussed in Note 4 to the Notes to the Condensed Consolidated Financial Statements above, as well as normal business growth.

Total residential real estate loans totaled $197,577,000 or 24% of our total loans as of June 30, 2007. As with all of our loans, these are originated in our geographical market area in central Florida. We do not engage in sub-prime lending. As of this same date, our commercial real estate loans totaled $379,407,000, or 46% of our total loans. Construction, development, and land loans totaled $109,694,000, or 13% of our loans. As a group, all of our real estate collateralized loans represent approximately 83% of our total loans at June 30, 2007. The remaining 17% is comprised of commercial loans (9.6%) and consumer loans (7.4%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	June 30, 2007	Dec 31, 2006
Real estate loans
Residential	$197,577	$180,869
Commercial	379,407	291,536
Construction, development, land (note 1)	109,694	60,950

Total real estate	686,678	533,355

Commercial	79,620	68,948
Consumer and other	61,059	56,684

Gross loans	827,357	658,987

Unearned fees/costs	(1,142)	(1,024)

Total loans net of unearned fees	826,215	657,963

Allowance for loan losses	(9,519)	(7,355)

Total loans net of unearned fees and allowance for loan losses	$816,696	$650,608

Note 1:	The increase in this category was due to the acquisition of Valrico State Bank and certain reclassifications from the Commercial Real Estate Loan category to Construction, Development and Land Loan category.
Note 2:	Construction (exclusive of single family construction), Acquisition & Development and Land loans approximate 55% of regulatory capital which compares favorably to regulatory guidelines of 100% of regulatory capital.
Note 3:	Commercial Real Estate loans (exclusive of owner occupied) plus the loans described in note 2 above approximate 205% of regulatory capital which compares favorably to regulatory guidelines of 300% of regulatory capital.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at June 30, 2007 and December 31, 2006.

(amounts are in thousands of dollars)	Jun 30, 2007	Dec 31, 2006	Increase (decrease)
Impaired loans	$7,510	$4,986	$2,524
Component 1 (specific allowance)	472	372	100
Specific allowance as percentage of impaired loans	6.3%	7.5%	(1.2)%

Total loans other than impaired loans	818,705	652,977	165,728
Component 2 (general allowance)	9,047	6,983	2,064
General allowance as percentage of non impaired loans	1.11%	1.07%	0.04%

Total loans	826,215	657,963	168,252
Total allowance for loan losses	9,519	7,355	2,164
Allowance for loan losses as percentage of total loans	1.15%	1.12%	0.03%

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.15% at June 30, 2007 and 1.12% at December 31, 2006. Our ALLL increased by $2,164,000 during this six month period. Of this amount, $2,064,000 relates to an increase in our Component 2, or general allowance, which $1,617,000 relates to the acquisition of VSB and $447,000 is due to the growth in the loan portfolio. The remaining $100,000 increase is due to an increase in our Component 1, or specific allowance. This Component is the result of specific allowance analyses prepared for each of our impaired loans.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period ended June 30,		Six month period ended June 30,
	2007	2006	2007	2006
Allowance at beginning of period	$7,632	$7,095	$7,355	$6,491
Charge-offs
Commercial loans	—	(24)	—	(320)
Real estate loans	(15)	—	(15)	—
Consumer and other loans	(102)	(1)	(129)	(16)

Total charge-offs	(117)	(25)	(144)	(336)

Recoveries
Commercial loans	—	10	1	12
Real estate loans	4	16	10	19
Consumer and other loans	7	8	22	31

Total recoveries	11	34	33	62

Net charge-offs	(106)	9	(111)	(274)
Provision for loan losses	376	206	658	446
Adjustment relating to Mid FL merger	—	—	—	647
Adjustment relating to Valrico merger	1,617	—	1,617	—

Allowance at end of period	$9,519	$7,310	$9,519	$7,310

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Jun 30, 2007	Dec. 31 2006
Non-accrual loans	$1,997	$448
Past due loans 90 days or more and still accruing interest	267	162

Total non-performing loans	2,264	610

Other real estate owned	—	—
Repossessed assets other than real estate	57	35

Total non-performing assets	$2,321	$645

Total non-performing loans as a percentage of total loans	0.27%	0.09%
Total non-performing assets as a percentage of total assets	0.19%	0.06%
Allowance for loan losses	$9,519	$7,355
Allowance for loan losses as a percentage of non-performing loans	420%	1,206%

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. We are committed to the early recognition of problems and to maintaining a sufficient allowance. As of June 30, 2007, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $52,827,000 at June 30, 2007 compared to $39,879,000 at December 31, 2006, an increase of $12,948,000 or 32%. Of this amount, $9,289,000 represents the purchase of premises and equipment pursuant to the acquisition of Valrico State Bank as discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. The remaining amount of the increase ($3,659,000) is the result of purchases and construction costs totaling $4,751,000 less $1,092,000 of depreciation expense. Most of these costs relate to the construction of the two branch offices completed in the first half of 2007 (Lake Ashton in Osceola County and FishHawk in Hillsborough County) and two branch offices currently under construction (Deer Creek in Polk County and Crystal River in Citrus County.)

Deposits

Total deposits were $998,382,000 at June 30, 2007, compared to $892,806,000 at December 31, 2006, an increase of $105,576,000 or 11.8%. We acquired $130,614,000 of deposits as a result of our acquisition of Valrico State Bank on April 2, 2007. As such, total deposits decreased $25,038,000, or 2.8%, exclusive of the Valrico deposits acquired, during the six month period ending June 30, 2007. Deposit growth, especially in core deposits (i.e. non time deposit accounts) continues to be a challenge.

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

The table below sets forth our deposits by type and as a percentage to total deposits at June 30, 2007 and December 31, 2006 (amounts shown in the table are in thousands of dollars).

	Jun 30, 2007	% of total	Dec 31, 2006	% of total
Demand - non-interest bearing	$189,619	19%	$223,602	25%
Demand - interest bearing	130,087	13%	110,627	12%
Savings and money market accounts	179,116	18%	147,334	17%
Time deposits	499,560	50%	411,243	46%

Total deposits	$998,382	100%	$892,806	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $64,736,000 at June 30, 2007 compared to $52,792,000 at December 31, 2006, resulting in an increase of $11,944,000, or 23%.

Corporate debentures

In September 2003, we formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by us or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. Related loan origination costs of $188,000 were capitalized and are being amortized to interest expense over a five year period ending September 2008. We have treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by VBI or the Valrico Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. On April 2, 2007, we acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. We have treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

Other borrowings

At June 30, 2007, other borrowings consisted of $3,250,000 of daily federal funds purchased and the following Federal Home Loan Bank advances: $3,000,000 due in July 2007, $3,000,000 due in November 2007, $3,000,000 due in December 2007 and $2,000,000 due in March 2008. These short-term borrowings are used for liquidity management along with federal funds sold and investment securities available-for-sale discussed earlier in this document.

Stockholders’ equity

Stockholders’ equity at June 30, 2007, was $142,247,000, or 11.5% of total assets, compared to $117,332,000, or 10.9% of total assets at December 31, 2006. The increase in stockholders’ equity was due to the following items:

$117,332,000	Total stockholders’ equity at December 31, 2006
4,088,000	Net income during the period
(826,000)	Dividends declared and paid ($0.07 per share)
(1,573,000)	Net decrease in market value of securities available for sale, net of deferred taxes
515,000	Employee stock options exercised
268,000	Employee stock option expense consistent with SFAS #123(R)
22,443,000	Stock issued pursuant to acquisition of VBI

$142,247,000	Total stockholders’ equity at June 30, 2007

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2007, each of our five subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2007 and December 31, 2006 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2007
Total capital (to risk weighted assets)	$132,372	14.6%	$90,938	> 10%	$41,434
Tier 1 capital (to risk weighted assets)	122,853	13.5%	54,563	> 6%	68,290
Tier 1 capital (to average assets)	122,853	10.2%	60,445	> 5%	62,408

December 31, 2006
Total capital (to risk weighted assets)	$122,387	16.6%	$73,716	> 10%	$48,671
Tier 1 capital (to risk weighted assets)	115,032	15.6%	44,230	> 6%	70,802
Tier 1 capital (to average assets)	115,032	11.2%	51,236	> 5%	63,796

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

Overview

Net income for the three months ended June 30, 2007 was $2,280,000 or $0.18 per share basic and diluted, compared to $2,207,000 or $0.20 per share basic and $0.19 per share diluted for the same period in 2006.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended June 30, 2007 was 6.41% and 0.74%, respectively, as compared to 7.99% and 0.89%, respectively, for the same period in 2006.

Net interest income/margin

Net interest income increased $1,663,000 or 17% to $11,244,000 during the three month period ended June 30, 2007 compared to $9,581,000 for the same period in 2006. The $1,663,000 increase was the result of a $4,899,000 increase in interest income less a $3,236,000 increase in interest expense.

Interest earning assets averaged $1,106,713,000 during the three month period ended June 30, 2007 as compared to $898,478,000 for the same period in 2006, an increase of $208,235,000, or 23%. The yield on average interest earning assets increased 0.54% to 7.11% (0.58% to 7.17% tax equivalent basis) during the three month period ended June 30, 2007, compared to 6.57% (6.59% tax equivalent basis) for the same period in 2006. The combined effects of the $208,235,000 increase in average interest earning assets and the 0.54% (0.58% tax equivalent basis) increase in yield on average interest earning assets resulted in the $4,899,000 ($2,022,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $888,501,000 during the three month period ended June 30, 2007 as compared to $671,091,000 for the same period in 2006, an increase of $217,410,000, or 32%. The cost of average interest bearing liabilities increased 0.71% to 3.78% during the three month period ended June 30, 2007, compared to 3.07% for the same period in 2006. The combined effects of the $217,410,000 increase in average interest bearing liabilities and the 0.71% increase in cost on average interest bearing liabilities resulted in the $3,236,000 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2007 and 2006 on a tax equivalent basis (in thousands of dollars).

	Three months ended June 30,
	2007			2006
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$813,927	$16,135	7.95%	$611,379	$11,635	7.63%
Securities- taxable (3) (9)	258,320	3,166	4.92%	284,523	3,084	4.35%
Securities- tax exempt (9)	34,466	474	5.52%	2,576	34	5.29%

Total earning assets	1,106,713	19,775	7.17%	898,478	14,753	6.59%

Allowance for loan losses	(9,369)			(7,226)
All other assets	145,680			99,470

Total assets	$1,243,024			$990,722

Deposits (4)	789,457	7,098	3.61%	611,678	4,410	2.89%
Borrowings (5)	86,544	1,015	4.70%	49,413	521	4.23%
Corporate debenture (6)	12,500	266	8.54%	10,000	212	8.50%

Total interest bearing Liabilities	888,501	8,379	3.78%	671,091	5,143	3.07%

Demand deposits	200,164			204,138
Other liabilities	11,608			4,726
Stockholders’ equity	142,751			110,767

Total liabilities and Stockholders’ equity	$1,243,024			$990,722

Net interest spread (tax equivalent basis) (7)			3.39%			3.52%

Net interest income (tax equivalent basis)		$11,396			$9,610

Net interest margin (tax equivalent basis) (8)			4.13%			4.29%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $163,000 and $151,000 for the three month periods ended June 30, 2007 and 2006.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $2,000 and $9,000 for the three month periods ended June 30, 2007 and 2006.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $170,000, or 83%, to $376,000 during the three month period ending June 30, 2007 compared to $206,000 for the comparable period in 2006. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-interest income

Non-interest income for the three months ended June 30, 2007 was $1,903,000 compared to $1,507,000 for the comparable period in 2006. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Jun 30, 2007	Jun 30, 2006	$ increase (decrease)	% increase (decrease)

Service charges on deposit accounts	$1,146	$875	$271	31.0%
Commissions from mortgage broker activities	62	106	(44)	(41.5)%
Commissions from sale of mutual funds and annuities	165	81	84	103.7%
Debit card and ATM fees	237	141	96	68.1%
Loan related fees	87	75	12	16.0%
BOLI income	95	63	32	50.8%
Other service charges and fees	111	166	(55)	(33.1)%

Total non-interest income	$1,903	$1,507	$396	26.3%

We acquired Valrico State Bank (“VSB”) on April 2, 2007. As such, non-interest income in the second quarter 2007 includes VSB ($215,000), but VSB is not included in the comparable quarter in 2006.

The largest component of non-interest income is “Service charges on deposit accounts” which increased by $271,000. Most of this increase is the result of the acquisition of VSB ($128,000) and the remaining increase is primarily due to increases in number of accounts, a more rigorous effort placed on deposit related fee generation and our overall continuing business growth.

Commissions from mortgage broker activities are dependent on market place forces including supply and demand of single family residential property in our local markets. Commissions from the sale of mutual funds and annuities are also dependent on market place forces including the successful efforts of our investment sales representatives. During the quarter ended June 30, 2007, VSB did not offer these services, but we expect to begin initiating these services at VSB during the second half of this year.

Non-interest expense

Non-interest expense for the three months ended June 30, 2007 increased $2,065,000, or 28.3%, to $9,362,000, compared to $7,297,000 for the same period in 2006. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Jun 30, 2007	Jun 30, 2006	$ increase (decrease)	% increase (decrease)

Employee salaries and wages	$3,840	$3,000	$840	28.0%
Employee incentive/bonus compensation	508	523	(15)	(2.9)%
Employee stock option expense	133	181	(48)	(26.5)%
Health insurance and other employee benefits	575	419	156	37.2%
Payroll taxes	260	220	40	18.2%
Other employee related expenses	228	149	79	53.0%
Incremental direct cost of loan origination	(279)	(324)	45	13.9%

Total salaries, wages and employee benefits	$5,265	$4,168	$1,097	26.3%

Occupancy expense	1,083	856	227	26.5%
Depreciation of premises and equipment	588	498	90	18.1%
Supplies, stationary and printing	173	174	(1)	(0.6)%
Marketing expenses	257	106	151	142.5%
Data processing expense	389	273	116	42.5%
Legal, auditing and other professional fees	276	165	111	67.3%
Core deposit intangible (CDI) amortization	238	166	72	43.4%
Postage and delivery	75	66	9	13.6%
ATM related expenses	136	114	22	19.3%
Bank regulatory related expenses	110	79	31	39.2%
Other expenses	772	632	140	22.2%

Total non-interest expense	$9,362	$7,297	$2,065	28.3%

Overall, the most significant component to consider when comparing these two quarters is the April 2, 2007 acquisition of VSB. Their non-interest expense is included in the current quarter but not in the comparable quarter in 2006. Their total non-interest expense during the current quarter was $1,441,000. Excluding VSB, our net increase would adjust from $2,065,000 to $624,000, or from 28.3% to 8.6%.

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the three months ended June 30, 2007 ($5,265,000) accounted for 56% of our total non-interest expense, compared to 57% for the same period last year. Looking at the table above, employee salaries and wages increased by 28.0% to $3,840,000 for the three month period ending June 30, 2007 (“current quarter”), compared to $3,000,000 for the same period last year. Our average FTEs for the current quarter was approximately 376 compared to 305 FTEs for the comparable quarter last year. Most of the FTE increase relates to the acquisition of VSB discussed above, as well as from opening new branches and general business growth.

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

The CDI amortization increase between the two quarters is due to the April 2, 2007 acquisition of VSB.

We opened a temporary branch in September 2006 and another in October 2006. These two branches are operating out of temporary locations until the construction of their permanent facilities are completed. We also opened another branch in October 2006 and another in February 2007. Both of these two new branches opened in their newly constructed facilities (i.e. these two were not previously operating from temporary facilities). As discussed above, this activity also is responsible for adding additional FTEs along with the VSB acquisition. This branching activity, as well as the continual growth of our business, resulted in the increase in the remainder of our non-interest expenses.

Provision for income taxes

The income tax provision for the three months ended June 30, 2007 was $1,129,000 (an effective rate of 33.1%) compared to $1,378,000 (an effective rate of 38.4%) for the same period in 2006. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt securities and loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

Overview

Net income for the six months ended June 30, 2007 was $4,088,000 or $0.35 per share basic and $0.34 per share diluted, compared to $4,017,000 or $0.37 per share basic and $0.36 per share diluted for the same period in 2006.

ROE and ROA, calculated on an annualized basis, for the six month period ended June 30, 2007 was 6.30% and 0.71%, respectively, as compared to 7.68% and 0.86%, respectively, for the same period in 2006.

Net interest income/margin

Net interest income increased $2,997,000 or 17% to $20,842,000 during the six month period ended June 30, 2007 compared to $17,845,000 for the same period in 2006. The increase was the result of a $9,228,000 increase in interest income less a $6,231,000 increase in interest expense.

Interest earning assets averaged $1,035,542,000 during the six month period ended June 30, 2007 as compared to $849,580,000 for the same period in 2006, an increase of $185,962,000, or 22%. The yield on average interest earning assets increased 0.65% to 7.04% (0.69% to 7.09% tax equivalent basis) during the six month period ended June 30, 2007, compared to 6.39% (6.40% tax equivalent basis) for the same period in 2006. The combined net effects of the $185,962,000 increase in average interest earning assets and the 0.65% (0.69% tax equivalent basis) increase in yield on average interest earning assets resulted in the $9,228,000 ($9,464,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $817,322,000 during the six month period ended June 30, 2007 as compared to $623,850,000 for the same period in 2006, an increase of $193,472,000, or 31%.

The cost of average interest bearing liabilities increased 0.85% to 3.78% during the six month period ended June 30, 2007, compared to 2.93% for the same period in 2006. The combined net effects of the $193,472,000 increase in average interest bearing liabilities and the 0.85% increase in cost of average interest bearing liabilities resulted in the $6,231,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2007 and 2006 (in thousands of dollars).

	Six months ended June 30,
	2007			2006
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$741,466	$29,171	7.93%	$571,637	$21,271	7.50%
Securities- taxable (3) (9)	261,863	6,382	4.91%	276,318	5,651	4.12%
Securities- tax exempt (9)	32,213	876	5.48%	1,625	43	5.34%

Total earning assets	1,035,542	36,429	7.09%	849,580	26,965	6.40%

Allowance for loan losses	(8,396)			(6,875)
All other assets	125,137			89,795

Total assets	$1,152,283			$932,500

Deposits (4)	731,509	13,090	3.61%	565,633	7,699	2.74%
Borrowings (5)	74,563	1,725	4.67%	48,217	960	4.01%
Corporate debenture (6)	11,250	486	8.71%	10,000	411	8.29%

Total interest bearing Liabilities	817,322	15,301	3.78%	623,850	9,070	2.93%

Demand deposits	196,554			199,904
Other liabilities	7,652			4,183
Stockholders’ equity	130,755			104,563
Total liabilities and Stockholders’ equity	$1,152,283			$932,500

Net interest spread (tax equivalent basis) (7)			3.31%			3.47%

Net interest income (tax equivalent basis)		$21,128			$17,845

Net interest margin (tax equivalent basis) (8)			4.11%			4.25%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $301,000 and $237,000 for the six month periods ended June 30, 2007 and 2006.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $12,000 and $19,000 for the six month periods ended June 30, 2007 and 2006.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.

Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $212,000, or 48%, to $658,000 during the six month period ending June 30, 2007 compared to $446,000 for the comparable period in 2006. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-interest income

Non-interest income for the six months ended June 30, 2007 was $3,443,000 compared to $3,002,000 for the comparable period in 2006, resulting in an increase of $441,000, or 14.7%. This increase was the result of the following components listed in the table below. Amounts listed are in thousands of dollars.

Six month period ending: (in thousands of dollars)	June 30, 2007	June 30, 2006	$ increase (decrease)	% increase (decrease)

Service charges on deposit accounts	$2,099	$1,623	$476	29.3%
Commissions from mortgage broker activities	114	191	(77)	(40.3)%
Commissions from sale of mutual funds and annuities	245	351	(106)	(30.2)%
Debit card and ATM fees	425	278	147	52.9%
Loan related fees	162	154	8	5.2%
BOLI income	169	128	41	32.0%
Other service charges and fees	229	277	(48)	(17.3)%

Total non-interest income	$3,443	$3,002	$441	14.7%

We acquired Valrico State Bank (“VSB”) on April 2, 2007. As such, three months of non-interest income from VSB ($215,000) was included in the six month period ending June 30, 2007, compared to zero in the comparable period in 2006. In addition, we acquired Mid FL on March 31, 2006. As such, six months of Mid FL ($166,000) was included during the six month period ending June 30, 2007 versus only three months ($68,000) during the comparable six month period in 2006.

The largest component of non-interest income is “Service charges on deposit accounts” which increased by $476,000. Part of this increase is the result of the acquisition of VSB ($128,000) and the acquisition of Mid FL ($51,000) and the remaining increase is due to increases in number of accounts, a more rigorous effort placed on deposit related fee generation and our overall continuing business growth.

Commissions from mortgage broker activities are dependent on market place forces including supply and demand of single family residential property in our local markets. Commissions from the sale of mutual funds and annuities are also dependent on market place forces including the successful efforts of our investment sales representatives. During the period ended June 30, 2007, VSB did not offer these services, but we expect to begin initiating these services at VSB during the second half of this year.

Non-interest expense

Non-interest expense for the six months ended June 30, 2007 increased $3,548,000, or 25.5%, to $17,435,000, compared to $13,887,000 for the same period in 2006. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Six month period ending: (in thousands of dollars)	Jun 30, 2007	Jun 30, 2006	$ increase (decrease)	% increase (decrease)

Employee salaries and wages	$7,083	$5,748	$1,335	23.2%
Employee incentive/bonus compensation	1,020	961	59	6.1%
Employee stock option expense	268	311	(43)	(13.8)%
Health insurance and other employee benefits	1,117	791	326	41.2%
Payroll taxes	590	509	81	15.9%
Other employee related expenses	398	296	102	34.5%
Incremental direct cost of loan origination	(556)	(572)	16	2.8%

Total salaries, wages and employee benefits	$9,920	$8,044	$1,876	23.3%

Occupancy expense	1,997	1,624	373	23.0%
Depreciation of premises and equipment	1,092	954	138	14.5%
Supplies, stationary and printing	319	320	(1)	(0.3)%
Marketing expenses	544	238	306	128.6%
Data processing expense	669	525	144	27.4%
Legal, auditing and other professional fees	472	296	176	59.5%
Core deposit intangible (CDI) amortization	377	183	194	106.0%
Postage and delivery	143	145	(2)	(1.4)%
ATM related expenses	239	230	9	3.9%
Bank regulatory related expenses	208	137	71	51.8%
Other expenses	1,455	1,191	264	22.2%

Total non-interest expense	$17,435	13,887	$3,548	25.5%

The most significant components to consider when comparing these two periods are the April 2, 2007 acquisition of VSB and the March 31, 2006 acquisition of Mid FL. VSB contributed $1,441,000 of non-interest expense in 2007 versus zero in 2006. Mid FL contributed $1,629,000 of non-interest expense in 2007 versus $751,000 for the three out of six months they were part of our Company during the comparable six month period in 2006. Excluding VSB and Mid FL, our net increase in non-interest expense would adjust from $3,548,000 to $1,229,000, or from 25.5% to 8.9%.

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the six months ended June 30, 2007 ($9,920,000) accounted for 57% of our total non-interest expense, compared to 58% for the same period last year. Looking at the table above, employee salaries and wages increased by 23.2% to $7,083,000 for the six month period ending June 30, 2007 (“current period”), compared to $5,748,000 for the same period last year. Our average FTEs for the current period was approximately 347 compared to 290 FTEs for the comparable period last year. Most of the FTE increase relates to the acquisition of VSB and Mid FL discussed above, as well as from opening new branches and general business growth.

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

The CDI amortization increase between the two periods is due to the April 2, 2007 acquisition of VSB and the March 31, 2006 acquisition of Mid FL.

We opened a temporary branch in September 2006 and another in October 2006. These two branches are operating out of temporary locations until the construction of their permanent facilities are completed. We also opened another branch in October 2006 and another in February 2007. Both of these two new branches opened in their newly constructed facilities (i.e. these two were not previously operating from temporary facilities). As discussed above, this activity also is responsible for adding additional FTEs along with the VSB and Mid FL acquisitions. This branching activity, as well as the continual growth of our business, resulted in the increase in the remainder of our non-interest expenses.

Provision for income taxes

The income tax provision for the six months ended June 30, 2007 was $2,104,000 (an effective rate of 34.0%) compared to $2,497,000 (an effective rate of 38.3%) for the same period in 2006. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt securities and loans.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2006 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2006. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2007. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 7a of our December 31, 2006 annual report on Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the April 24, 2007 annual shareholders’ meeting, the Company’s shareholders reelected all of the Company’s Directors. The results of the vote were as follows.

	For	Withheld
Director nominee James H. Bingham	8,757,548	106,958
Director nominee G. Robert Blanchard, Jr.	8,784,563	79,943
Director nominee Terry W. Donley	7,821,505	1,043,001
Director nominee Frank M. Foster, Jr.	8,861,450	3,056
Director nominee Bryan W. Judge	8,861,950	2,556
Director nominee Samuel L. Lupfer	7,821,005	1,043,501
Director nominee Lawrence W. Maxwell	8,832,652	31,854
Director nominee Rulon D. Munns	8,074,202	790,304
Director nominee G. Tierso Nunez II	8,782,040	82,466
Director nominee Thomas E. Oakley	7,819,618	1,044,888
Director nominee Ernest S. Pinner	8,859,427	5,079
Director nominee J. Thomas Rocker	8,770,472	94,034
Director nominee Gail Gregg-Strimenos	8,074,692	789,814

At the same meeting, the Company’s shareholders approved the 2007 Equity Incentive Plan. The result of vote is as follows.

For:	8,566,689
Against:	228,397
Abstained:	69,420

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: August 8, 2007	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer