Form 10-Q
period 2007-09-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2007-11-07
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	12,434,029
(class)	Outstanding at November 2, 2007

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of September 30, 2007	As of December 31, 2006
ASSETS
Cash and due from banks	$32,390	$40,385
Federal funds sold and money market accounts	33,184	79,636

Cash and cash equivalents	65,574	120,021

Investment securities available for sale, at fair value	217,242	235,350

Loans	840,341	657,963
Less allowance for loan losses	(9,903)	(7,355)

Net Loans	830,438	650,608
Accrued interest receivable	6,146	5,035
Federal Home Loan Bank and Federal Reserve Bank stock	3,923	2,665
Bank premises and equipment, net	53,999	39,879
Deferred income taxes, net	472	1,898
Goodwill	29,299	9,863
Core deposit intangible	4,955	3,083
Bank owned life insurance	9,637	7,320
Other real estate owned	177	—
Prepaid expense and other assets	3,724	1,380

TOTAL ASSETS	$1,225,586	$1,077,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand – non-interest bearing	$183,959	$223,602
Demand – interest bearing	130,550	110,627
Savings and money market accounts	161,626	147,334
Time deposits	528,291	411,243

Total deposits	1,004,426	892,806

Securities sold under agreement to repurchase	45,340	52,792
Corporate debentures	12,500	10,000
Other borrowings	8,000	—
Accrued interest payable	2,249	993
Accounts payables and accrued expenses	7,450	3,179

Total liabilities	1,079,965	959,770

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 12,434,029 and 11,129,020 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	124	111
Additional paid-in capital	110,352	86,989
Retained earnings	35,594	30,878
Accumulated other comprehensive loss	(449)	(646)

Total stockholders’ equity	145,621	117,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,225,586	$1,077,102

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
Interest income:
Loans	$16,512	$12,475	$45,630	$33,708
Investment securities available for sale:
Taxable	2,314	2,551	7,283	6,829
Tax-exempt	358	77	1,001	107
Federal funds sold and other	655	831	2,068	2,205

	19,839	15,934	55,982	42,849

Interest expense:
Deposits	7,852	5,478	20,942	13,177
Securities sold under agreement to repurchase	666	592	2,202	1,552
Corporate debenture	269	228	755	639
Other borrowings	151	—	340	—

	8,938	6,298	24,239	15,368

Net interest income	10,901	9,636	31,743	27,481
Provision for loan losses	529	129	1,187	575

Net interest income after loan loss provision	10,372	9,507	30,556	26,906

Other income:
Service charges on deposit accounts	1,150	902	3,249	2,525
Commissions from mortgage broker activities	42	79	156	270
Commissions from sale of mutual funds and annuities	195	142	440	493
Debit card and ATM fees	234	138	659	416
Loan related fees	116	70	278	224
BOLI income	97	74	266	202
Gain on sale of securities	2	—	2	17
Loss on sale of other real estate owned	—	—	(5)	—
Other service charges and fees	125	145	359	405

	1,961	1,550	5,404	4,552

Other expenses:
Salaries, wages and employee benefits	5,210	4,335	15,130	12,379
Occupancy expense	1,131	907	3,128	2,531
Depreciation of premises and equipment	609	484	1,701	1,438
Supplies, stationary and printing	180	141	499	461
Marketing expenses	250	98	794	336
Data processing expense	401	300	1,070	825
Legal, auditing and other professional fees	254	190	726	486
Core deposit intangible (CDI) amortization	235	165	612	348
Postage and delivery	77	66	220	211
ATM related expenses	134	110	373	340
Bank regulatory expenses	113	96	321	233
Other expenses	848	571	2,303	1,762

Total other expenses	9,442	7,463	26,877	21,350

Income before provision for income taxes	2,891	3,594	9,083	10,108
Provision for income taxes	939	1,343	3,043	3,840

Net income	$1,952	$2,251	$6,040	$6,268

Earnings per share:
Basic	$0.16	$0.20	$0.50	$0.57
Diluted	$0.15	$0.20	$0.49	$0.56
Common shares used in the calculation of earnings per share:
Basic	12,433,574	11,113,648	11,998,439	10,911,050
Diluted	12,618,781	11,380,467	12,204,158	11,164,634

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net Income	$6,040	$6,268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,187	575
Depreciation of premises and equipment	1,701	1,438
Amortization of purchase accounting adjustments	361	313
Net amortization/accretion of investment securities	82	149
Net deferred loan origination fees	(166)	79
Deferred income taxes	(465)	252
Loss on sale of repossessed real estate owned	5	—
Loss (gain) on disposal of and or sale of fixed assets	18	(40)
Gain on sale of securities available for sale	(2)	—
Stock based compensation expense	405	458
Bank owned life insurance income	(266)	(202)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(2,374)	(1,734)
Net change in accrued interest payable, accrued expense, and other liabilities	(487)	40

Net cash provided by operating activities	6,039	7,596

Cash flows from investing activities:
Purchases of investment securities available for sale	(16,612)	(47,727)
Purchases of mortgage backed securities available for sale	(16,819)	(47,493)
Purchases of FHLB and FRB stock	(361)	(1,163)
Proceeds from maturities of investment securities available for sale	31,000	62,350
Proceeds from the sale of investment securities available for sale	6,987	—
Proceeds from pay-downs of mortgage backed securities available for sale	25,073	21,799
Increase in loans, net of repayments	(60,837)	(68,116)
Purchases of premises and equipment, net	(6,550)	(8,265)
Proceeds from sale of other real estate owned	210	373
Purchase of bank owned life insurance	—	(1,000)
Net cash from acquisition of Mid FL bank	—	13,760
Net cash from acquisition of Valrico State bank	7,650	—

Net cash used in investing activities	(30,259)	(75,482)

Cash flows from financing activities:
Net (decrease) increase in deposits	(18,979)	50,445
Net (decrease) increase in securities sold under agreement to repurchase	(7,452)	7,794
Net decrease in other borrowings	(3,000)	(1,000)
Stock options exercised, including tax benefit	528	462
Dividends paid	(1,324)	(1,146)

Net cash provided by financing activities	(30,227)	56,555

Net decrease in cash and cash equivalents	(54,447)	(11,331)
Cash and cash equivalents, beginning of period	120,021	94,926

Cash and cash equivalents, end of period	$65,574	$83,595

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Nine months ended September 30,
	2007	2006
Transfer of loans to other real estate owned	$392	$—

Cash paid during the period for:
Interest	$23,676	$15,038

Income taxes	$3,136	$5,233

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, C. S. Processing. Our five subsidiary banks operate through 37 locations in nine Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the nine month period ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. The average number of stock options that were anti dilutive during the four periods for which earnings per share are presented are as follows:

	2007	2006
During the three month period ending September 30	141,500	70,500
During the nine month period ending September 30	105,833	58,833

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

	For the three months ended September 30,
	2007			2006
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available To common Stockholders	$1,952	12,433,574	$0.16	$2,251	11,113,648	$0.20
Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	—	185,207	(0.01)	—	266,819	—

Diluted EPS
Net earnings available to common Stockholders and assumed Conversions	$1,952	12,618,781	$0.15	$2,251	11,380,467	$0.20

	For the nine months ended September 30,
	2007			2006
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common Stockholders	$6,040	11,998,439	$0.50	$6,268	10,911,050	$0.57
Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	—	205,719	(0.01)	—	253,584	(0.01)

Diluted EPS
Net earnings available to common stockholders and assumed Conversions	$6,040	12,204,158	$0.49	$6,268	11,164,634	$0.56

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Nine months ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
Net income	$1,952	$2,251	$6,040	$6,268

Other comprehensive gain, net of tax:
Net unrealized holding gain arising during the period	1,770	1,627	197	564

Other comprehensive gain, net of tax	1,770	1,627	197	564

Comprehensive income	$3,722	$3,878	$6,237	$6,832

The table below sets forth our reclassification of our unrealized holding gains disclosed in the table above (in thousands of dollars).

	Three months ended		Nine months ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
Net unrealized gain on securities	$1,771	$1,627	$198	$575
Reclassification adjustments for gain included in net income during the period, net of income taxes of $1 and $0 for the three month periods and $1 and $6 for the nine month periods ending September 30, 2007 and 2006, respectively	(1)	—	(1)	(11)

Unrealized holding gain arising during the period	$1,770	$1,627	$197	$564

NOTE 4: Pending transaction

On June 21, 2007 the Company announced plans to combine two of its five subsidiary banks, CenterState Bank Mid FL (“Mid FL”) and CenterState Bank West Florida, N.A. (“CSWFL”). Subsequently, the Company, the two subsidiary banks, and an out-of-state bank and bank holding company entered into several related agreements. The series of agreements is expected to close on November 30, 2007. As a result of these related transactions, the Company will recognize a gain of $1,000,000 before related expenses. The Company will continue to operate the same locations currently operated by CSWFL and Mid FL, except they will be operating under one charter instead of two. All customer loan and deposit accounts/relationships will be retained by the Company.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and corporate income tax return in the State of Florida. These returns are subject to examination by taxing authorities for all years after 2002.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Overview

Total assets were $1,225,586,000 as of September 30, 2007, compared to $1,077,102,000 at December 31, 2006, an increase of $148,484,000 or 14%. The increase is the result of our April 2, 2007 acquisition of Valrico State Bank discussed in our previous Form 10-Q quarterly report.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $33,184,000 at September 30, 2007 (approximately 2.7% of total assets) as compared to $79,636,000 at December 31, 2006 (approximately 7.4% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury, government agency securities and municipal tax exempt securities were $217,242,000 at September 30, 2007 (approximately 18% of total assets) compared to $235,350,000 at December 31, 2006 (approximately 22% of total assets), a decrease of $18,108,000 or 7.7%. These securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans and deposits outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended September 30, 2007, were $844,316,000, or 76% of average earning assets, as compared to $632,568,000, or 68% of average earning assets, for the quarter ending September 30, 2006. Total loans, net of unearned fees and cost, at September 30, 2007 and December 31, 2006 were $840,341,000 and $657,963,000, respectively, an increase of $182,378,000, or 28%. This represents a loan to total asset ratio of 69% and 61% and a loan to deposit ratio of 84% and 74%, at September 30, 2007 and December 31, 2006, respectively. The increase in loans during this period was primarily due to the April 2, 2007 acquisition of Valrico State Bank, as discussed in our previous Form 10-Q quarterly report, as well as normal business growth. Excluding the loans acquired pursuant to the Valrico transaction, our loan growth for the nine month period ending September 30, 2007 was approximately 9.2% (approximately 12% on an annualized basis).

Total residential real estate loans totaled $202,628,000 or 24% of our total loans as of September 30, 2007. As with all of our loans, these are originated in our geographical market area in central Florida. We do not engage in sub-prime lending. As of this same date, our commercial real estate loans totaled $384,893,000, or 46% of our total loans. Construction, development, and land loans totaled $112,485,000, or 13% of our loans. As a group, all of our real estate collateralized loans represent approximately 83% of our total loans at September 30, 2007. The remaining 17% is comprised of commercial loans (10%) and consumer loans (7%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30, 2007	Dec 31, 2006
Real estate loans
Residential	$202,628	$180,869
Commercial	384,893	291,536
Construction, development, land (note 1)	112,485	60,950

Total real estate	700,006	533,355

Commercial	79,906	68,948
Consumer and other	61,497	56,684

Gross loans	841,409	658,987

Unearned fees/costs	(1,068)	(1,024)

Total loans net of unearned fees	840,341	657,963

Allowance for loan losses	(9,903)	(7,355)

Total loans net of unearned fees and allowance for loan losses	$830,438	$650,608

Note 1:	The increase in this category was due to the acquisition of Valrico State Bank and certain reclassifications from the Commercial Real Estate Loan category to Construction, Development and Land Loan category.

Construction (exclusive of single family construction), Acquisition & Development and Land loans approximate 75% of regulatory capital which compares favorably to regulatory guidelines of 100% of regulatory capital. Commercial Real Estate loans (exclusive of owner occupied) plus the loans described in note 2 above approximate 240% of regulatory capital which is below regulatory guidelines of 300% of regulatory capital.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at September 30, 2007 and December 31, 2006.

(amounts are in thousands of dollars)	Sept 30, 2007	Dec 31, 2006	Increase (decrease)
Impaired loans	$10,577	$4,986	$5,591
Component 1 (specific allowance)	758	372	386
Specific allowance as percentage of impaired loans	7.17%	7.46%

Total loans other than impaired loans	829,764	652,977	176,787
Component 2 (general allowance)	9,145	6,983	2,162
General allowance as percentage of non impaired loans	1.10%	1.07%

Total loans	840,341	657,963	182,378
Total allowance for loan losses	9,903	7,355	2,548
Allowance for loan losses as percentage of total loans	1.18%	1.12%

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.18% at September 30, 2007 and 1.12% at December 31, 2006. Our ALLL increased by $2,548,000 during this nine month period. Of this amount, $2,162,000 relates to an increase in our Component 2, or general allowance, of which $1,617,000 relates to the acquisition of VSB and $545,000 is due to the growth in the loan portfolio, change in the loan mix and/or change in current internal or external environmental factor. The remaining $386,000 increase is due to an increase in our Component 1, or specific allowance. This Component is the result of specific allowance analyses prepared for each of our impaired loans.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period ended September 30,		Nine month period ended September 30,
	2007	2006	2007	2006
Allowance at beginning of period	$9,519	$7,310	$7,355	$6,491
Charge-offs
Commercial loans	—	(33)	—	(353)
Real estate loans	(30)	—	(45)	—
Consumer and other loans	(130)	(63)	(259)	(79)

Total charge-offs	(160)	(96)	(304)	(432)

Recoveries
Commercial loans	—	33	1	45
Real estate loans	3	(13)	13	6
Consumer and other loans	12	4	34	35

Total recoveries	15	24	48	86

Net charge-offs	(145)	(72)	(256)	(346)

Provision for loan losses	529	129	1,187	575
Adjustment relating to Mid FL merger	—	—	—	647
Adjustment relating to Valrico merger	—	—	1,617	—

Allowance at end of period	$9,903	$7,367	$9,903	$7,367

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

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Sept 30, 2007	Dec. 31 2006
Non-accrual loans	$4,610	$448
Past due loans 90 days or more and still accruing interest	327	162

Total non-performing loans	4,937	610

Other real estate owned	177	—
Repossessed assets other than real estate	133	35

Total non-performing assets	$5,247	$645

Total non-performing loans as a percentage of total loans	0.59%	0.09%
Total non-performing assets as a percentage of total assets	0.43%	0.06%
Allowance for loan losses	$9,903	$7,355
Allowance for loan losses as a percentage of non-performing loans	201%	1,206%

Non-accrual loans for each of the previous four quarter ends are listed below (in thousands of dollars).

$448,000	at December 31, 2006
$1,196,000	at March 31, 2007
$1,997,000	at June 30, 2007
$4,610,000	at September 30, 2007

Subsequent to September 30, 2007 one loan relationship (approximating $730,000) paid off during October, thereby reducing our non-accrual loans by that amount. Management believes that we have adequate reserves (allowance for loan losses) on the remaining amounts.

Our OREO of $177,000 is one house in Osceola County, which has just recently been repossessed. The $133,000 listed above as repossessed assets other than real estate represents three mobile homes, one RV motor home and two automobiles.

In light of the current real estate environment in Florida, we have been diligently analyzing our loan portfolio. Our CEO and other members of our senior management team are holding meetings with the subsidiary bank Presidents and their chief lending officers as a group. Each bank reports on its current loan watch list and discusses their loan portfolio in general and any specific individual loan they feel a need to talk about. We expect to continue to aggressively monitor credit risk and are committed to early recognition of troubled loans. Although non accrual loans have been increasing over the past several months due to the Company’s normal identification systems in place, this increasingly aggressive attitude of senior management toward problem loan identification has probably contributed to the rising dollar amount of loans identified as non accrual at September 30, 2007.

Approximately 13% ($112,485,000) of our loan portfolio is in a category that includes construction loans, acquisition and development loans and land loans. There are no construction or development loans to national builders. Although we do not have any loans with national home builders, management is focusing its attention on the trickle down effect, if any. That is, our exposure, if any, to the sub-contractors and suppliers to the home building industry (i.e. plumbers, sod farmers, framers, roofers, cabinet makers, etc.). We do business with local builders and developers that have typically been long time customers, of which there are no material amount of these loans included in our non accrual portfolio. We see no significant problems with loans in this category as of this time. However, management recognizes that many factors can adversely impact various segments of our market and customers, and therefore there is no assurance that losses or potential losses may develop in the future.

As of September 30, 2007, management has identified $4,610,000 of non accrual loans, of which most, but not all, are collateralized by either commercial real estate or single family real estate. The Company expensed $529,000 as a provision for loan losses during the third quarter compared to $376,000 in the second quarter and compared to $129,000 in the third quarter of last year. The allowance for loan losses was $9,903,000 at September 30, 2007, or 1.18% of outstanding loans, compared to 1.12% at December 31, 2006. Although non-accrual loans have been trending upwards, as noted in the table above, management believes, that as of September 30, 2007, the allowance for loan losses was adequate. However, as indicated above, many factors can adversely impact our market and customers, and therefore there is no assurance that losses or potential losses may develop in the future.

Bank premises and equipment

Bank premises and equipment was $53,999,000 at September 30, 2007 compared to $39,879,000 at December 31, 2006, an increase of $14,120,000 or 35%. Of this amount, $9,289,000 represents the purchase of premises and equipment pursuant to the April 2, 2007 acquisition of Valrico State Bank as discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements in our June 30, 2007 Form 10-Q quarterly report. The remaining amount of the increase ($4,831,000) is the result of purchases and construction costs totaling $6,532,000 less $1,701,000 of depreciation expense. Most of these costs relate to the construction of the two branch offices completed in the first half of 2007 (Ashton in Osceola County and FishHawk in Hillsborough County) and two branch offices currently under construction (Deer Creek in Polk County and Crystal River in Citrus County.)

Deposits

Total deposits were $1,004,426,000 at September 30, 2007, compared to $892,806,000 at December 31, 2006, an increase of $111,620,000 or 12.5%. We acquired $130,614,000 of deposits as a result of our acquisition of Valrico State Bank on April 2, 2007. As such, total deposits decreased $18,994,000, or 2.1%, exclusive of the Valrico deposits acquired, during the nine month period ending September 30, 2007. Deposit growth, especially in core deposits (i.e. non time deposit accounts) continues to be a challenge. Our subsidiary Presidents have initiated various incentive programs throughout their Banks as well as other marketing efforts targeted at deposit growth. We believe there are several forces causing this slow down in deposit growth, including the interest rate environment which may have enticed customers to shift from lower yielding accounts to higher yielding time deposits and the slow down in real estate activity in Florida, which translates into less transactions which equates to lower balances held in title company accounts and other real estate related accounts.

The table below sets forth our deposits by type and as a percentage to total deposits at September 30, 2007 and December 31, 2006 (amounts shown in the table are in thousands of dollars).

	Sept 30, 2007	% of Total	Dec 31, 2006	% of total
Demand – non-interest bearing	$183,959	18%	$223,602	25%
Demand – interest bearing	130,550	13%	110,627	12%
Savings and money market accounts	161,626	16%	147,334	17%
Time deposits	528,291	53%	411,243	46%

Total deposits	$1,004,426	100%	$892,806	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $45,340,000 at September 30, 2007 compared to $52,792,000 at December 31, 2006, resulting in a decrease of $7,452,000, or 14%.

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

Other borrowings

At September 30, 2007, other borrowings consisted of the following Federal Home Loan Bank advances: $3,000,000 due in November 2007, $3,000,000 due in December 2007 and $2,000,000 due in March 2008. These short-term borrowings are used for liquidity management along with federal funds sold and investment securities available-for-sale discussed earlier in this document.

Stockholders’ equity

Stockholders’ equity at September 30, 2007, was $145,621,000, or 11.9% of total assets, compared to $117,332,000, or 10.9% of total assets at December 31, 2006. The increase in stockholders’ equity was due to the following items:

$117,332,000	Total stockholders’ equity at December 31, 2006
6,040,000	Net income during the period
(1,324,000)	Dividends declared and paid ($0.11 per share)
197,000	Net increase in market value of securities available for sale, net of deferred taxes
528,000	Employee stock options exercised
405,000	Employee stock option expense consistent with SFAS #123(R)
22,443,000	Stock issued pursuant to acquisition of VBI

$145,621,000	Total stockholders’ equity at September 30, 2007

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2007, each of our five subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2007 and December 31, 2006 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2007
Total capital (to risk weighted assets)	$134,219	14.6%	$91,763	> 10%	$42,456
Tier 1 capital (to risk weighted assets)	124,316	13.5%	55,058	> 6%	69,258
Tier 1 capital (to average assets)	124,316	10.3%	60,276	> 5%	64,040

December 31, 2006
Total capital (to risk weighted assets)	$122,387	16.6%	$73,716	> 10%	$48,671
Tier 1 capital (to risk weighted assets)	115,032	15.6%	44,230	> 6%	70,802
Tier 1 capital (to average assets)	115,032	11.2%	51,236	> 5%	63,796

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

Overview

Net income for the three months ended September 30, 2007 was $1,952,000 or $0.16 per share basic and $0.15 per share diluted, compared to $2,251,000 or $0.20 per share basic and diluted for the same period in 2006.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended September 30, 2007 was 5.36% and 0.62%, respectively, as compared to 7.87% and 0.87%, respectively, for the same period in 2006.

Net interest income/margin

Net interest income increased $1,265,000 or 13% to $10,901,000 during the three month period ended September 30, 2007 compared to $9,636,000 for the same period in 2006. The $1,265,000 increase was the result of a $3,905,000 increase in interest income less a $2,640,000 increase in interest expense.

Interest earning assets averaged $1,117,402,000 during the three month period ended September 30, 2007 as compared to $933,414,000 for the same period in 2006, an increase of $183,988,000, or 20%. The yield on average interest earning assets increased 27bps to 7.04% (31bps to 7.10% tax equivalent basis) during the three month period ended September 30, 2007, compared to 6.77% (6.79% tax equivalent basis) for the same period in 2006. The combined effects of the $183,988,000 increase in average interest earning assets and the 27bps (31bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $3,905,000 ($4,002,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $902,692,000 during the three month period ended September 30, 2007 as compared to $714,495,000 for the same period in 2006, an increase of $188,197,000, or 26%. The cost of average interest bearing liabilities increased 43bps to 3.93% during the three month period ended September 30, 2007, compared to 3.50% for the same period in 2006. The combined effects of the $188,197,000 increase in average interest bearing liabilities and the 43bps increase in cost on average interest bearing liabilities resulted in the $2,640,000 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2007 and 2006 on a tax equivalent basis (in thousands of dollars).

	Three months ended September 30,
	2007			2006
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$844,316	$16,537	7.77%	$632,568	$12,495	7.84%
Securities- taxable (3) (9)	237,412	2,969	4.96%	293,033	3,382	4.58%
Securities- tax exempt (9)	35,674	479	5.33%	7,813	106	5.38%

Total earning assets	1,117,402	19,985	7.10%	933,414	15,983	6.79%

Allowance for loan losses	(9,663)			(7,371)
All other assets	132,032			97,844

Total assets	$1,239,771			$1,023,887

Deposits (4)	822,417	7,852	3.79%	654,009	5,478	3.32%
Borrowings (5)	67,775	817	4.78%	50,486	592	4.65%
Corporate debenture (6)	12,500	269	8.54%	10,000	228	9.05%

Total interest bearing Liabilities	902,692	8,938	3.93%	714,495	6,298	3.50%

Demand deposits	182,529			191,057
Other liabilities	10,013			4,825
Stockholders’ equity	144,537			113,510

Total liabilities and Stockholders’ equity	$1,239,771			$1,023,887

Net interest spread (tax equivalent basis) (7)			3.17%			3.29%

Net interest income (tax equivalent basis)		$11,047			$9,685

Net interest margin (tax equivalent basis) (8)			3.92%			4.12%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $120,000 and $143,000 for the three month periods ended September 30, 2007 and 2006.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $2,000 and $9,000 for the three month periods ended September 30, 2007 and 2006.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $400,000, or 310%, to $529,000 during the three month period ending September 30, 2007 compared to $129,000 for the comparable period in 2006. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-interest income

Non-interest income for the three months ended September 30, 2007 was $1,961,000 compared to $1,550,000 for the comparable period in 2006. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Sept 30, 2007	Sept 30, 2006	$ increase (decrease)	% Increase (decrease)
Service charges on deposit accounts	$1,150	$902	$248	27.5%
Commissions from mortgage broker activities	42	79	(37)	(46.8%)
Commissions from sale of mutual funds and annuities	195	142	53	37.3%
Debit card and ATM fees	234	138	96	69.6%
Loan related fees	116	70	46	65.7%
BOLI income	97	74	23	31.1%
Other service charges and fees	127	145	(18)	(12.4%)

Total non-interest income	$1,961	$1,550	$411	26.5%

We acquired Valrico State Bank (“VSB”) on April 2, 2007. As such, non-interest income in the third quarter 2007 includes VSB ($217,000), but VSB is not included in the comparable quarter in 2006.

The largest component of non-interest income is “Service charges on deposit accounts” which increased by $248,000. Most of this increase is the result of the acquisition of VSB ($135,000) and the remaining increase is primarily due to increases in number of accounts and a greater effort placed on deposit related fee generation.

Commissions from mortgage broker activities are dependent on market place forces including supply and demand of single family residential property in our local markets. Commissions from the sale of mutual funds and annuities are also dependent on market place forces including the successful efforts of our investment sales representatives.

Non-interest expense

Non-interest expense for the three months ended September 30, 2007 increased $1,979,000, or 26.5%, to $9,442,000, compared to $7,463,000 for the same period in 2006. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Sept 30, 2007	Sept 30, 2006	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$3,861	$3,116	$745	23.9%
Employee incentive/bonus compensation	382	515	(133)	(25.8)%
Employee stock option expense	137	147	(10)	(6.8)%
Health insurance and other employee benefits	600	432	168	38.9%
Payroll taxes	268	214	54	25.2%
Other employee related expenses	215	159	56	35.2%
Incremental direct cost of loan origination	(253)	(248)	(5)	(2.0)%

Total salaries, wages and employee benefits	$5,210	$4,335	$875	20.2%

Occupancy expense	1,131	907	224	24.7%
Depreciation of premises and equipment	609	484	125	25.8%
Supplies, stationary and printing	180	141	39	27.7%
Marketing expenses	250	98	152	155.1%
Data processing expense	401	300	101	33.7%
Legal, auditing and other professional fees	254	190	64	33.7%
Core deposit intangible (CDI) amortization	235	165	70	42.4%
Postage and delivery	77	66	11	16.7%
ATM related expenses	134	110	24	21.8%
Bank regulatory related expenses	113	96	17	17.7%
Other expenses	848	571	277	48.5%

Total non-interest expense	$9,442	$7,463	$1,979	26.5%

Overall, the most significant component to consider when comparing these two quarters is the April 2, 2007 acquisition of VSB. Their non-interest expense is included in the current quarter but not in the comparable quarter in 2006. Their total non-interest expense during the current quarter was $1,356,000. Excluding VSB, our net increase would adjust from $1,979,000 to $623,000, or from 26.5% to 8.3%.

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the three months ended September 30, 2007 ($5,210,000) accounted for 55% of our total non-interest expense, compared to 58% for the same period last year. Looking at the table above, employee salaries and wages increased by 23.9% to $3,861,000 for the three month period ending September 30, 2007 (“current quarter”), compared to $3,116,000 for the same period last year. Our average FTEs for the current quarter was approximately 379 compared to 318 FTEs for the comparable quarter last year. Most of the FTE increase relates to the acquisition of VSB discussed above, as well as from opening new branches and general business growth.

The lower employee incentive and bonus compensation expense in the current quarter as compared to the same quarter last year is a reflection of the earnings and balance sheet growth results year to date and expectations for the current year compared to performance targets set at the beginning of the year. Generally, bonus and incentive compensation is accrued during the year and paid after year end.

The increase in employee health insurance is partially the result of the VSB acquisition ($58,000) which was included in the current quarter, but was not part of the Company in the same quarter last year.

The remaining increases are due to the increase in other FTEs (from opening additional branches and general growth in our business) and the increase in health insurance premiums levied on us by the health insurance industry. We are currently working on strategies to try to control our increasing employee health insurance expenses including negotiations with providers, changing networks, investigating consumer driven plans and considering high deductible health savings accounts as an alternative.

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

We opened a temporary branch in September 2006 and another in October 2006. These two branches are operating out of temporary locations until the construction of their permanent facilities are completed. We also opened four additional branches in permanent locations in October 2006, February 2007, May 2007, and August 2007. As discussed above, this activity also is responsible for adding additional FTEs along with the VSB acquisition. This branching activity, as well as the continual growth of our business, resulted in the increase in the remainder of our non-interest expenses.

Provision for income taxes

The income tax provision for the three months ended September 30, 2007 was $939,000 (an effective rate of 32.5%) compared to $1,343,000 (an effective rate of 37.4%) for the same period in 2006. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt securities and loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

Overview

Net income for the nine months ended September 30, 2007 was $6,040,000 or $0.50 per share basic and $0.49 per share diluted, compared to $6,268,000 or $0.57 per share basic and $0.56 per share diluted for the same period in 2006.

ROE and ROA, calculated on an annualized basis, for the nine month period ended September 30, 2007 was 5.97% and 0.68%, respectively, as compared to 7.79% and 0.87%, respectively, for the same period in 2006.

Net interest income/margin

Net interest income increased $4,262,000 or 16% to $31,743,000 during the nine month period ended September 30, 2007 compared to $27,481,000 for the same period in 2006. The increase was the result of a $13,133,000 increase in interest income less a $8,871,000 increase in interest expense.

Interest earning assets averaged $1,062,829,000 during the nine month period ended September 30, 2007 as compared to $877,525,000 for the same period in 2006, an increase of $185,304,000, or 21%. The yield on average interest earning assets increased 51bps to 7.04% (55bps to 7.09% tax equivalent basis) during the nine month period ended September 30, 2007, compared to 6.53% (6.54% tax equivalent basis) for the same period in 2006. The combined net effects of the $185,304,000 increase in average interest earning assets and the 51bps (55bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $13,133,000 ($13,445,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $845,779,000 during the nine month period ended September 30, 2007 as compared to $654,065,000 for the same period in 2006, an increase of $191,714,000, or 29%. The cost of average interest bearing liabilities increased 69bps to 3.83% during the nine month period ended September 30, 2007, compared to 3.14% for the same period in 2006. The combined net effects of the $191,714,000 increase in average interest bearing liabilities and the 69bps increase in cost of average interest bearing liabilities resulted in the $8,871,000 increase in interest expense between the two periods.

The table below summarizes, the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2007 and 2006 (in thousands of dollars).

	Nine months ended September 30,
	2007			2006
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$775,749	$45,704	7.88%	$591,947	$33,766	7.63%
Securities- taxable (3) (9)	251,970	9,351	4.96%	281,890	9,034	4.28%
Securities- tax exempt (9)	35,110	1,338	5.10%	3,688	148	5.37%

Total earning assets	1,062,829	56,393	7.09%	877,525	42,948	6.54%

Allowance for loan losses	(8,818)			(7,040)
All other assets	127,435			92,478

Total assets	$1,181,446			$962,963

Deposits (4)	761,812	20,942	3.68%	595,098	13,177	2.96%
Borrowings (5)	72,300	2,542	4.70%	48,967	1,552	4.24%
Corporate debenture (6)	11,667	755	8.65%	10,000	639	8.54%

Total interest bearing Liabilities	845,779	24,239	3.83%	654,065	15,368	3.14%

Demand deposits	191,879			196,955
Other liabilities	8,439			4,397
Stockholders’ equity	135,349			107,546

Total liabilities and Stockholders’ equity	$1,181,446			$962,963

Net interest spread (tax equivalent basis) (7)			3.26%			3.40%

Net interest income (tax equivalent basis)		$32,154			$27,580

Net interest margin (tax equivalent basis) (8)			4.04%			4.20%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $421,000 and $380,000 for the nine month periods ended September 30, 2007 and 2006.

Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $14,000 and $28,000 for the nine month periods ended September 30, 2007 and 2006.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $612,000, or 106%, to $1,187,000 during the nine month period ending September 30, 2007 compared to $575,000 for the comparable period in 2006. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-interest income

Non-interest income for the nine months ended September 30, 2007 was $5,404,000 compared to $4,552,000 for the comparable period in 2006, resulting in an increase of $852,000, or 18.7%. This increase was the result of the following components listed in the table below. Amounts listed are in thousands of dollars.

Nine month period ending: (in thousands of dollars)	September 30, 2007	September 30, 2006	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$3,249	$2,525	$724	28.7%
Commissions from mortgage broker activities	156	270	(114)	(42.2)%
Commissions from sale of mutual funds and annuities	440	493	(53)	(10.8)%
Debit card and ATM fees	659	416	243	58.4%
Loan related fees	278	224	54	24.1%
BOLI income	266	202	64	31.7%
Other service charges and fees	356	422	(66)	(15.6)%

Total non-interest income	$5,404	$4,552	$852	18.7%

We acquired Valrico State Bank (“VSB”) on April 2, 2007. As such, six months of non-interest income from VSB ($432,000) was included in the nine month period ending September 30, 2007, compared to zero in the comparable period in 2006. In addition, we acquired Mid FL on March 31, 2006. As such, nine months of Mid FL ($261,000) was included during the nine month period ending September 30, 2007 versus only six months ($142,000) during the comparable nine month period in 2006.

The largest component of non-interest income is “Service charges on deposit accounts” which increased by $724,000. Part of this increase is the result of the acquisition of VSB ($263,000) and the acquisition of Mid FL ($65,000) and the remaining increase is due to increases in number of accounts and a greater effort placed on deposit related fee generation.

Commissions from mortgage broker activities are dependent on market place forces including supply and demand of single family residential property in our local markets. Commissions from the sale of mutual funds and annuities are also dependent on market place forces including the successful efforts of our investment sales representatives.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2007 increased $5,527,000, or 25.9%, to $26,877,000, compared to $21,350,000 for the same period in 2006. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Nine month period ending: (in thousands of dollars)	Sept 30, 2007	Sept 30, 2006	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$10,944	$8,864	$2,080	23.5%
Employee incentive/bonus compensation	1,403	1,476	(73)	(4.9)%
Employee stock option expense	405	458	(53)	(11.6)%
Health insurance and other employee benefits	1,716	1,223	493	40.3%
Payroll taxes	858	723	135	18.7%
Other employee related expenses	614	455	159	34.9%
Incremental direct cost of loan origination	(810)	(820)	10	1.2%

Total salaries, wages and employee benefits	$15,130	$12,379	$2,751	22.2%

Occupancy expense	3,128	2,531	597	23.6%
Depreciation of premises and equipment	1,701	1,438	263	18.3%
Supplies, stationary and printing	499	461	38	8.2%
Marketing expenses	794	336	458	136.3%
Data processing expense	1,070	825	245	29.7%
Legal, auditing and other professional fees	726	486	240	49.4%
Core deposit intangible (CDI) amortization	612	348	264	75.9%
Postage and delivery	220	211	9	4.3%
ATM related expenses	373	340	33	9.7%
Bank regulatory related expenses	321	233	88	37.8%
Other expenses	2,303	1,762	541	30.7%

Total non-interest expense	$26,877	21,350	$5,527	25.9%

The most significant components to consider when comparing these two periods are the April 2, 2007 acquisition of VSB and the March 31, 2006 acquisition of Mid FL. VSB contributed $2,798,000 of non-interest expense in 2007 versus zero in 2006. Mid FL contributed $2,448,000 of non-interest expense in 2007 versus $1,514,000 for the six out of nine months it was part of our Company during the comparable nine month period in 2006. Excluding VSB and Mid FL, our net increase in non-interest expense would adjust from $5,527,000 to $1,795,000, or from 25.9% to 9%.

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for the nine months ended September 30, 2007 ($15,130,000) accounted for

56% of our total non-interest expense, compared to 58% for the same period last year. Looking at the table above, employee salaries and wages increased by 23.5% to $10,944,000 for the nine month period ending September 30, 2007 (“current period”), compared to $8,864,000 for the same period last year. Our average FTEs for the current period was approximately 358 compared to 299 FTEs for the comparable period last year. Most of the FTE increase relates to the acquisition of VSB and Mid FL discussed above, as well as from opening new branches and general business growth.

The increase in employee health insurance is partially the result of the April 2, 2007 VSB acquisition ($117,000) which was included in the current period, but was not part of the Company last year, and the March 31, 2006 Mid FL acquisition ($75,000) which was part of our Company all of the nine month period ending September 30, 2007, but only for six of the nine month period ending September 30, 2006. The remaining increases are due to the increase in other FTEs (from opening additional branches and general growth in our business) and the increase in health insurance premiums levied on us by the health insurance industry. We are currently working on strategies to try to control our increasing employee health insurance expenses including negotiations with providers, changing networks, investigating consumer driven plans and considering high deductible health savings accounts as an alternative.

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

We opened a temporary branch in September 2006 and another in October 2006. These two branches are operating out of temporary locations until the construction of their permanent facilities are completed. We also opened four additional branches in permanent locations in October 2006, February 2007, May 2007, and August 2007. As discussed above, this activity also is responsible for adding additional FTEs along with the VSB and Mid FL acquisitions. This branching activity, as well as the continual growth of our business, resulted in the increase in the remainder of our non-interest expenses.

Provision for income taxes

The income tax provision for the nine months ended September 30, 2007 was $3,043,000 (an effective rate of 33.5%) compared to $3,840,000 (an effective rate of 38.0%) for the same period in 2006. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt securities and loans.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2006 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2006. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2007. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: November 7, 2007	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer