Form 10-K
period 2007-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2008-03-07
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (8,881,834 shares) on June 30, 2007, was approximately $160,672,000. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $18.09 per share on June 29, 2007. For the purposes of this response, directors, executive officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of March 5, 2008 there were outstanding 12,444,407 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Banks of Florida, Inc. (“We,” “CenterState” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all the outstanding shares of CenterState Bank Central Florida (“Central”), CenterState Bank National Association (“CSNA”), CenterState Bank of Florida (“CSB”), and Valrico State Bank (“VSB”) (collectively, the “Banks”).

In April 2007, we closed the acquisition of Valrico Bancorp, Inc. and its wholly owned subsidiary bank, VSB. VSB operates in Hillsborough County, which is contiguous to Pasco and Polk Counties, where we currently have banking locations.

On November 30, 2007, CSNA purchased all of the assets and assumed all of the liabilities of CenterState Bank Mid Florida, a bank we acquired on March 31, 2006. Following the acquisition by CSNA of CenterState Bank Mid Florida, the shell of CenterState Bank Mid Florida was merged with and into Atlantic Southern Bank, a wholly owned subsidiary of Atlantic Southern Financial Group, Inc., for a payment by Atlantic Southern Bank to CenterState of $1.0 million. The transaction allowed us to consolidate our two subsidiary banks, and facilitated Atlantic Southern Bank’s expansion into Florida.

Central and CSNA commenced operations in 1989. CSB commenced operations in 1992. Central’s operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, Ocoee and Orlando, Florida. CSNA operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Wildwood, Dade City, Inverness, Spring Hill, Crystal River, Brooksville, Leesburg, Clermont, Groveland, and Eustis, Florida. CSB operates through twelve banking locations all within Polk County, Florida. These cities within Polk County include Winter Haven, Haines City, Davenport, Lake Alfred, Auburndale, Lakeland and Lake Wales. VSB conducts business from its main office located in Valrico, Florida and branch offices located in Brandon, Lithia, Plant City and Riverview, Florida. Our three national bank subsidiaries are subject to the supervision of the Office of the Comptroller of the Currency and our state bank subsidiary (VSB) is under the supervision of the Florida Office of Financial Regulation and the FDIC. As of December 31, 2007, we operated through our four wholly owned subsidiary banks, with 37 banking locations located in nine counties in central Florida.

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

At December 31, 2007, our Company’s primary assets were our ownership of stock of each of our four Banks. At December 31, 2007, we had total consolidated assets of $1,217,430,000, total consolidated deposits of $972,620,000, and total consolidated stockholders’ equity of $148,282,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. The Company’s consolidated loans at December 31, 2007 and 2006 were $841,405,000, or 69% and $657,963,000 or 61%, respectively, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2007, approximately 84% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate and 9% of the loan portfolio consisted of commercial loans (not secured by real estate). At the same date, 7% of our loan portfolio consisted of consumer and other loans.

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Polk, Osceola, Pasco, Hernando, Hillsborough, Citrus, Sumter, Lake and Orange counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 9% of our Company’s total loan portfolio as of December 31, 2007, compared to 10% at December 31, 2006.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 45% and 54% of our consolidated total deposits at December 31, 2007 and 2006, respectively. Approximately 55% of our consolidated deposits at December 31, 2007, were certificates of deposit compared to 46% at December 31, 2006. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 31% of consolidated total deposits at December 31, 2007 and 25% at December 31, 2006. The majority of the deposits are generated from Polk, Osceola, Orange, Pasco, Hernando, Hillsborough, Sumter, Lake and Citrus counties. Generally, we do not accept brokered deposits and we do not solicit deposits on a national level. We obtain all of our deposits from customers in our local markets. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Deposits.”

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

Gramm-Leach-Bliley Act. Enacted in 1999, the Gramm-Leach-Bliley Act permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The law eliminated the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repealed the exemption that banks were afforded from the definition of “broker,” and replaced it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amended the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

Bank Regulation. CenterState/Osceola, CenterState Bank and CSNA are chartered under the national banking laws. Valrico State Bank is a State chartered Bank. Each of the deposits of the Banks is insured by the FDIC to the extent provided by law. The Banks are subject to comprehensive regulation, examination and supervision by the OCC. The Banks also are subject to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the OCC. The Banks submit to their examining agencies periodic reports regarding their financial condition and other matters. The bank regulatory agencies have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

There are various statutory limitations on the ability of our Company to pay dividends. The bank regulatory agencies also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of our Banks to pay dividends to our Company, see Part II—Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.”

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

The FDIC Improvement Act of 1993 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Periodic full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified restrictions on extensions of credit to insiders under the Federal Reserve Act.

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2007, our Tier 1 and total risk-based capital ratios were 13.8% and 15.0%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2007, our leverage ratio was 10.8%.

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

As of December 31, 2007, each of our subsidiary Banks met the capital requirements of a “well capitalized” institution.

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

Employees

As of December 31, 2007, we had a total of approximately 371 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

If the value of real estate in our core Florida market were to decline further, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us

Any adverse market or economic conditions in Central Florida may disproportionately increase the risk our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2007, approximately 84% of our loans held for investment were secured by real estate. Of this amount, approximately 55% were commercial real estate loans, 30% were residential real estate loans and 15% were construction, development and land loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in Central Florida could adversely affect the value of our assets, our revenues, results of operations and financial condition.

With most of our loans concentrated in Central Florida, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure loans with real estate collateral. At December 31, 2007, approximately 84% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Changes in interest rates may negatively affect our earnings and the value of our assets

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

Our Holding Company owns no real property. We occupy office space in the main office building of CenterState Bank, one of our subsidiary Banks, which is located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880. Our Company, through our Banks, currently operates a total of 37 banking offices. Of these offices there are two “mini” offices in active adult communities. These offices are leased for nominal amounts, and generally consist of a room that is set aside for us in the community club house or community center. These offices are opened for abbreviated periods and cater to the residents of the gated community. Of the

35 full service offices, we lease six, two of these six we built the building but are leasing the land. Also, we are operating three offices in temporary locations during the construction of their permanent sites (Crystal River, Deer Creek and Eustis), and all the remaining offices (26) we own without encumbrances. See Note 4 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K beginning at page 67 for additional information regarding our premises and equipment.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our Company security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our Common Stock are traded on the Nasdaq National Market System. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2007 and 2006. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

	2007		2006
	High	Low	High	Low
1st Quarter	$21.50	$17.01	$19.57	$17.08
2nd Quarter	19.99	16.32	22.74	17.88
3rd Quarter	18.52	15.36	21.05	18.16
4th Quarter	16.10	11.75	22.26	19.10

As of December 31, 2007, there are 12,436,407 shares of common stock outstanding. There were approximately 1,054 registered shareholders as of that date, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter. The following sets forth per share cash dividends paid during 2007 and 2006. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

	2007	2006
1st Quarter	$0.035	$0.035
2nd Quarter	$0.035	$0.035
3rd Quarter	$0.04	$0.035
4th Quarter	$0.04	$0.035

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

Share Repurchases

We did not repurchase any shares of our common stock during 2007.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the NASDAQ National Market System. The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the SNL Southeast Bank Index and the NASDAQ Bank Index, since December 31, 2002 (assuming a $100 investment on December 31, 2002 and reinvestment of all dividends).

	2002	2003	2004	2005	2006	2007
CenterState Banks of Florida, Inc.	100	98	166	181	220	129
SNL Southeast Bank Index	100	126	149	152	179	135
NASDAQ Bank Index	100	130	144	138	153	119

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2007 and 2006, and the three year period ended December 31, 2007, presented elsewhere herein.

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS:
Total interest income	$75,173	$59,113	$40,266	$29,088	$25,802
Total interest expense	(32,825)	(22,010)	(11,722)	(7,874)	(7,532)

Net interest income	42,348	37,103	28,544	21,214	18,270
Provision for loan losses	(2,792)	(717)	(1,065)	(1,270)	(1,243)

Net interest income after provision for loan losses	39,556	36,386	27,479	19,944	17,027
Non-interest income	7,332	6,136	5,380	4,932	4,687
Sale of bank shell	1,000	—	—	—	—
Gain on sale of branches	—	—	—	1,844	—
Non-interest expense	(36,192)	(29,204)	(22,805)	(19,780)	(17,547)

Income before income taxes	11,696	13,318	10,054	6,940	4,167
Income taxes	(3,897)	(4,859)	(3,724)	(2,567)	(1,541)

Net income	$7,799	$8,459	$6,330	$4,373	$2,626

PER COMMON SHARE DATA:
Basic earnings per share	$0.64	$0.77	$0.68	$0.59	$0.39
Diluted earnings per share	$0.63	$0.75	$0.66	$0.57	$0.39
Book value per share	$11.92	$10.54	$9.26	$7.09	$6.23
Tangible book value per share	$9.28	$9.38	$8.77	$6.45	$5.18
Dividends per share	$0.15	$0.14	$0.13	$0.12	$0.11
Actual shares outstanding	12,436,407	11,129,020	10,500,772	8,137,426	6,738,760
Weighted average shares outstanding	12,108,590	10,964,890	9,357,046	7,500,316	6,729,648
Diluted weighted average shares outstanding	12,294,537	11,232,059	9,629,194	7,656,308	6,857,638

BALANCE SHEET DATA:
Assets	$1,217,430	$1,077,102	$871,521	$753,779	$608,896
Total loans	841,405	657,963	516,658	441,005	413,898
Allowance for loan loss	10,828	7,355	6,491	5,685	4,850
Total deposits	972,620	892,806	717,337	659,630	538,235
Short-term borrowings	75,646	52,792	42,811	24,627	17,465
Corporate debenture	12,500	10,000	10,000	10,000	10,000
Shareholders’ equity	148,282	117,332	97,241	57,664	41,963
Tangible capital	115,439	104,386	92,087	52,438	36,651
Goodwill	28,118	9,863	4,675	4,675	4,675
Core deposit intangible (CDI)	4,725	3,083	479	551	637
Average total assets	1,189,268	981,640	808,177	673,669	550,866
Average loans	791,886	605,236	482,819	421,229	374,567
Average interest earning assets	1,068,591	894,286	744,298	618,589	503,292
Average deposits	963,033	807,471	678,149	584,442	488,952
Average interest bearing deposits	775,282	610,732	496,046	445,358	393,528
Average interest bearing liabilities	854,251	670,562	544,663	481,468	412,457
Average shareholders’ equity	138,425	109,794	78,037	51,340	40,955

Selected Consolidated Financial Data—continued

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2007	2006	2005	2004	2003
SELECTED FINANCIAL RATIOS:
Return on average assets	0.66%	0.86%	0.78%	0.65%	0.48%
Return on average equity	5.63%	7.70%	8.11%	8.52%	6.41%
Dividend payout	23%	18%	19%	21%	28%
Efficiency (1)	73%	68%	67%	76%	76%
Net interest margin, tax equivalent basis (2)..	4.01%	4.17%	3.84%	3.43%	3.63%
Net interest spread, tax equivalent basis (3)...	3.25%	3.35%	3.27%	3.06%	3.30%

CAPITAL RATIOS:
Tier 1 leverage ratio	10.78%	11.23%	12.35%	8.60%	7.84%
Risk-based capital
Tier 1	13.80%	15.60%	18.10%	13.40%	11.30%
Total	14.97%	16.60%	19.23%	14.61%	12.48%
Average equity to average assets	11.64%	11.18%	9.66%	7.62%	7.43%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.12%	0.08%	0.05%	0.07%	0.12%
Allowance to period end loans	1.29%	1.12%	1.26%	1.29%	1.17%
Allowance for loan losses to non-performing loans	266%	1,206%	430%	634%	366%
Non-performing assets to total assets	0.40%	0.06%	0.18%	0.17%	0.27%

OTHER DATA:
Banking locations	37	30	26	25	25
Full-time equivalent employees	371	320	275	257	254

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income, exclusive of non-recurring items.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The sum of the four quarters of earnings per share may not equal the total earnings per share for the full year due to rounding. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods. Historical earnings per share data have been adjusted to reflect our May 2006 two for one stock split.

Selected Quarterly Data

(Dollars are in thousands)

(Dollars in thousands except for per share data)	2007				2006
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$19,191	$19,839	$19,623	$16,520	$16,264	$15,934	$14,724	$12,191
Interest expense	(8,586)	(8,938)	(8,379)	(6,922)	(6,642)	(6,298)	(5,143)	(3,927)

Net interest income	10,605	10,901	11,244	9,598	9,622	9,636	9,581	8,264
Provision for loan losses	(1,605)	(529)	(376)	(282)	(142)	(129)	(206)	(240)

Net interest income after
Provision for loan losses	9,000	10,372	10,868	9,316	9,480	9,507	9,375	8,024
Non-interest income	1,923	1,959	1,903	1,540	1,584	1,550	1,490	1,495
Sale of bank shell	1,000	—	—	—	—	—	—	—
Securities gain (loss)	5	2	—	—	—	—	17	—
Non-interest expenses	(9,315)	(9,442)	(9,362)	(8,073)	(7,854)	(7,463)	(7,297)	(6,590)

Income before income tax expense	2,613	2,891	3,409	2,783	3,210	3,594	3,585	2,929
Income tax expense	(854)	(939)	(1,129)	(975)	(1,019)	(1,343)	(1,378)	(1,119)

Net income	$1,759	$1,952	$2,280	$1,808	$2,191	$2,251	$2,207	$1,810

Basic earnings per common share	$0.14	$0.16	$0.18	$0.16	$0.20	$0.20	$0.20	$0.17
Diluted earnings per common share	$0.14	$0.15	$0.18	$0.16	$0.19	$0.20	$0.19	$0.17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2007 and 2006, and the results of operations for the years ended December 31, 2007, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

Executive Summary

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company,” “Company,” “CenterState” or “CSFL”), and our four wholly owned subsidiary banks, and their wholly owned subsidiary, C.S. Processing, Inc.

Our subsidiary banks operate through 37 locations in nine counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is a wholly owned subsidiary of our subsidiary Banks, which provides item processing services and certain information technology services for these subsidiary Banks.

On April 2, 2007, we closed on our acquisition of Valrico Bancorp, Inc. (“VBI”) and its wholly owned subsidiary Valrico State Bank (“VSB”). The $36,100,000 purchase price was a combination of 65% stock and 35% cash. Other costs including change of control payments, accelerated deferred compensation arrangements and other transaction costs approximated $3,200,000. The total cost of the transaction was approximately $39,300,000. VSB opened for business in 1989 and operated through four banking locations in Hillsborough County, Florida. A fifth location, also in Hillsborough County, opened in May 2007. VSB is operating as a separate wholly owned subsidiary, similar to our other subsidiary banks. This acquisition resulted in additional goodwill and core deposit intangible (“CDI”) of approximately $18,256,000 and $2,484,000, respectively. Refer to Note 21 in the Company’s current year consolidated financial statements for additional information.

We opened several new branch offices during 2007. During February, we opened a new location in Osceola County (St. Cloud, Florida), during August we opened one in Hernando County (Brooksville, Florida), and as discussed above, we opened a new VSB location in Hillsborough County during May. We have three branch offices still operating out of temporary locations while their permanent facilities are being constructed. The construction of two of these branch offices are very near completion, the other one has barely begun construction.

On November 30th of this year we closed a set of related transactions that effectively resulted in combining two of our subsidiary Banks into one and selling the shell of the other. The two Banks that we combined were CenterState Bank West Florida, N.A. (“CSWFL”) and CenterState Bank Mid Florida (“Mid FL”). CSWFL was the surviving bank and its name was subsequently changed to CenterState Bank, N.A. We effectively sold the shell of our Mid FL Bank to an out of state bank for $1,000,000. The expenses related to this transaction were approximately $100,000.

With the acquisition of VSB, we were operating through five wholly owned subsidiary Banks. Subsequent to combining CSWFL and Mid FL we are back to four. At December 31, 2007, our four subsidiary Banks are operating an aggregate of 37 banking locations in nine Counties in central Florida as summarized in the table below:

Subsidiary Banks	No. of locations	Counties
CenterState Bank Central Florida, N.A. (“Central”)	7	Osceola, Orange
CenterState Bank, N.A. (“CSB/West”)	13	Pasco, Hernando, Citrus, Sumter, Lake
CenterState Bank of Florida (“CSB/Polk”)	12	Polk
Valrico State Bank (“VSB”)	5	Hillsborough

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

Allowance for Loan Losses

The allowance for loan losses represents our estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on our assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry concentrations, historical loan loss experiences and the level of classified and nonperforming loans.

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

We maintain an allowance for loan losses that we believe is adequate to absorb probable losses inherent in our loan portfolio. The allowance consists of two components. The first component consists of amounts specifically reserved (“specific allowance”) for specific loans identified as impaired, as defined by Statement of Financial Accounting Standard No. 114 (“SFAS 114”). Impaired loans are those loans that management has estimated will not repay as agreed upon. Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principle and interest eventually, and therefore no specific reserve is warranted.

The second component, which we refer to as Statement of Financial Accounting Standard No. 5 (“SFAS 5) loans, is a general reserve (“general allowance”) on all of the Company’s loans other than those identified as impaired. We group these loans into categories with similar characteristics and then apply a loss factor to each group which is derived from our historical loss factor for that category adjusted for current internal and external environmental factors, as well as for certain loan grading factors. The aggregate of these two components results in our total allowance for loan losses.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired CenterState Bank of Florida, in Winter Haven, Florida, on December 31, 2002, CenterState Bank Mid Florida on March 31, 2006 and Valrico State Bank on April 2, 2007. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of November 30, 2007, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income. Goodwill and intangible assets are described further in Note 5 of the notes to the consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006.

Net Income

Our net income for the year ended December 31, 2007 was $7,799,000 or $0.64 per share (basic) and $0.63 per share (diluted), compared to $8,459,000 or $0.77 per share (basic) and $0.75 per share (diluted) for the year ended December 31, 2006.

Our return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2007 were 0.66% and 5.63%, as compared to the ROA and ROE of 0.86% and 7.70%, for the year ended December 31, 2006.

The significant items contributing to our 2007 net income compared to 2006 are discussed below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $5,245,000 or 14% to $42,348,000 during the year ended December 31, 2007 compared to $37,103,000 for the same period in 2006. The increase was the result of a $16,060,000 increase in interest income less a $10,815,000 increase in interest expense.

Interest earning assets averaged $1,068,591,000 during the year ended December 31, 2007 as compared to $894,286,000 for the same period in 2006, an increase of $174,305,000, or 19%. The yield on average interest earning assets increased 42 basis points (“bps”) to 7.03% (46bps to 7.09% tax equivalent basis) during the year ended December 31, 2007, compared to 6.61% (6.63% tax equivalent basis) for the same period in 2006. The combined net effects of the $174,305,000 increase in average interest earning assets and the 42bps (46bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $16,060,000 ($16,392,000 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $854,251,000 during the year ended December 31, 2007 as compared to $670,562,000 for the same period in 2006, an increase of $183,689,000, or 27%. The cost of average interest bearing liabilities increased 56bps to 3.84% during the year ended December 31, 2007, compared to 3.28% for the same period in 2006. The combined net effects of the $183,689,000 increase in average interest bearing liabilities and the 56bps increase in cost of average interest bearing liabilities resulted in the $10,815,000 increase in interest expense between the two years.

See the tables “Average Balances—Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances—Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2007			2006
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Loans (1) (2) (7)	$791,886	$61,971	7.83%	$605,236	$46,549	7.69%
Securities available for sale—taxable	191,674	9,388	4.90%	217,709	9,169	4.21%
Securities available for sale—tax exempt (7)	35,933	1,824	5.08%	8,542	468	5.48%
Federal funds sold and other	49,098	2,531	5.15%	62,799	3,136	4.99%

TOTAL INTEREST EARNING ASSETS	$1,068,591	$75,714	7.09%	$894,286	$59,322	6.63%

Allowance for loan losses	(9,114)			(7,130)
All other assets	129,791			94,484

TOTAL ASSETS	$1,189,268			$981,640

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Now	$125,468	$1,375	1.10%	$100,268	$659	0.66%
Money market	114,457	3,314	2.90%	106,707	2,651	2.48%
Savings	53,195	431	0.81%	48,053	343	0.71%
Time deposits	482,162	23,570	4.89%	355,704	15,337	4.31%
Repurchase agreements	58,329	2,582	4.43%	49,830	2,156	4.33%
Other borrowed funds (3)	8,765	532	6.07%	0	0	0.00%
Corporate debenture (4)	11,875	1,021	8.60%	10,000	864	8.64%

TOTAL INTEREST BEARING LIABILITIES	$854,251	$32,825	3.84%	$670,562	$22,010	3.28%

Demand deposits	187,751			196,739
Other liabilities	8,841			4,545
Shareholders’ equity	138,425			109,794
TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$1,189,268			$981,640

NET INTEREST SPREAD (tax equivalent basis) (5)			3.25%			3.35%

NET INTEREST INCOME (tax equivalent basis)		$42,889			$37,312

NET INTEREST MARGIN (tax equivalent basis) (6)			4.01%			4.17%

(1)	Loan balances are net of deferred origination fees and costs.
(2)	Interest income on average loans includes loan fee recognition of $523 and $521 for the years ended December 31, 2007 and 2006, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and Federal Funds Purchased.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $16 and $38 during year ended December 31, 2007 and 2006, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2007 versus 2006
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$14,593	$829	$15,422
Securities available for sale—taxable	(1,172)	1,391	219
Securities available for sale—tax exempt	1,393	(37)	1,356
Federal funds sold and other	(703)	98	(605)

TOTAL INTEREST INCOME (tax equivalent basis)	$14,111	$2,281	$16,392

INTEREST EXPENSE
Deposits
NOW accounts	$196	$520	$716
Money market accounts	202	461	663
Savings	39	49	88
Time deposits	5,982	2,251	8,233
Repurchase agreements	375	51	426
Other borrowed funds	532	—	532
Corporate debenture	161	(4)	157

TOTAL INTEREST EXPENSE	$7,487	$3,328	$10,815

NET INTEREST INCOME (tax equivalent basis)	$6,624	$(1,047)	$5,577

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

Provision for Loan Losses

The provision for loan losses (expense) increased $2,075,000, to $2,792,000 during the year ending December 31, 2007 compared to $717,000 for the comparable period in 2006. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses

(Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2007 was $8,332,000 compared to $6,136,000 for the comparable period in 2006. This increase was the result of the following components listed in the table below (Amounts listed are in thousands of dollars).

(in thousands of dollars)	2007	2006	$ increase (decrease)	% Increase (decrease)
Service charges on deposit accounts	$4,436	$3,401	$1,035	30.4%
Commissions from mortgage broker activities	187	341	(154)	(45.2)%
Commissions from sale of mutual funds and annuities	586	695	(109)	(15.7)%
Debit card and ATM fees	905	592	313	52.9%
Loan related fees	381	315	66	21.0%
BOLI income	353	277	76	27.4%
Other service charges and fees	497	451	46	10.2%
(Loss) gain on sale or disposition of fixed assets	(20)	47	(67)	(142.6)%
Gain on sale of securities	7	17	(10)	(58.8)%

Subtotal	$7,332	$6,136	$1,196	19.5%
Sale of bank charter	1,000	—	1,000	100.0%

Total non-interest income	$8,332	$6,136	$2,196	35.8%

As previously reported, the Company and two of its subsidiary banks, (CenterState Bank West Florida, N.A. (“CSWFL”) and CenterState Bank Mid Florida (“Mid FL”)), Atlantic Southern Financial Group, Inc. (a Georgia Corporation) and it’s wholly owned subsidiary, Atlantic Southern Bank (collectively referred to as “Atlantic Southern”) entered into several related agreements (the “Transaction”) which closed on November 30, 2007. In summary, a description of the Transaction is as follows: CSWFL effectively purchased substantially all the assets and assumed the liabilities of Mid FL, except for the Mid FL main office (a leased office) and a minimum amount of deposits and capital required by banking laws. Atlantic Southern then acquired Mid FL, through a merger. Atlantic Southern paid to the Company an amount equal to the remaining amount of capital of Mid FL (after the sale (transfer) by Mid FL of its assets and liabilities to CSWFL) plus an additional amount of $1,000,000. Atlantic Southern then transferred Mid FL’s main office to CSWFL. The Company recognized a gain on the sale of $1,000,000 (included in non interest income) less transaction expenses of approximately $100,000. Transaction expenses are included in non interest expense. The Company continues to operate the same locations operated by CSWFL and Mid FL, except we are now operating these locations under one charter instead of two. All customer loan and deposit accounts/relationships have been retained by the Company. Following the Transaction, CSWFL changed its name to CenterState Bank, N.A.

Excluding the sale of the Mid FL bank shell, our remaining non-interest income increased by $1,196,000 or 19.5% in 2007 compared to 2006. We acquired Mid FL on March 31, 2006, and, as such, we recognized nine months of non interest income generated by Mid FL in 2006, compared to twelve months in 2007. In addition, we acquired VSB on April 2, 2007, and, as such, in this case, we recognized nine months of non interest income generated by VSB in 2007 compared to nothing in 2006. When removing these two subsidiaries from the above non-interest income table, the remaining difference between the two years decreases from $1,196,000, or 19.5% to approximately $439,000, or 7.4%. This remaining increase is primarily due to our general business growth.

Commissions from mortgage broker activities is dependent on market place forces including supply and demand of single family residential property in our local markets, and the interest rate environment which primarily effects refinancing activity. As the residential real estate market in Florida deteriorated, activity decreased, resulting in decreased commissions earned in 2007 compared to 2006.

Sales of mutual funds and annuities are somewhat dependent on market place forces, but primarily dependent on the successful efforts of our investment sales representatives.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2007 increased $6,988,000, or 23.9%, to $36,192,000, compared to $29,204,000 for 2006. The table below breaks down the individual components. Amounts are in thousands of dollars.

(in thousands of dollars)	2007	2006	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$14,825	$12,063	$2,762	22.9%
Employee incentive/bonus compensation	1,501	2,061	(560)	(27.2)%
Employee stock option expense	509	594	(85)	(14.3)%
Health insurance and other employee benefits	2,266	1,760	506	28.8%
Payroll taxes	1,120	932	188	20.2%
Other employee related expenses	840	647	193	29.8%
Incremental direct cost of loan origination	(1,034)	(1,096)	62	5.7%

Total salaries, wages and employee benefits	$20,027	$16,961	$3,066	18.1%

Occupancy expense	4,201	3,443	758	22.0%
Depreciation of premises and equipment	2,305	1,935	370	19.1%
Supplies, stationary and printing	690	607	83	13.7%
Marketing expenses	1,096	585	511	87.4%
Data processing expense	1,452	1,105	347	31.4%
Legal, auditing and other professional fees	1,101	673	428	63.6%
Bank regulatory related expenses	468	326	142	43.6%
Postage and delivery	308	276	32	11.6%
ATM related expenses	495	434	61	14.1%
CDI amortization	842	514	328	63.8%
Other expenses	3,207	2,345	862	36.8%

Total non-interest expense	$36,192	$29,204	$6,988	23.9%

From a macro viewpoint, the most significant components when comparing current year non-interest expense to prior year are the acquisitions of Mid FL and VSB. We acquired Mid FL on March 31, 2006, and, as such, we recognized nine months of non-interest expense generated by Mid FL during 2006, compared to twelve months in 2007. We acquired VSB on April 2, 2007, and, as such, we recognized nine months of non-interest expense generated by VSB in 2007, compared to nothing in 2006. When removing these two subsidiaries from the above non-interest expense table, the remaining difference between the two years decreases from $6,988,000, or 23.9% to approximately $1,793,000, or 6.7%. This remaining increase is primarily due to our general business growth. The narrative below discusses changes in selected line items year to year.

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for 2007 accounted for 55% of our total non-interest expense, compared to 58% for 2006. Looking at the table above, employee salaries and wages increased by$2,762,000, or 22.9% to $14,825,000 for 2007, compared to $12,063,000 for 2006. Removing the Mid FL component (approximately $1,200,000 in 2007 and $799,000 in 2006) and the VSB component ($1,641,000 in 2007 and nothing in 2006), reduces the net increase from $2,762,000, or 22.9%, to $720,000, or 6.4%. This remaining increase of $720,000 was due to a combination of increase in average FTEs (“full time equivalent employees) year to year (289 FTEs versus 283 FTEs, excluding Mid FL and VSB) and salary increases commensurate with our market environment.

We use a combination of performance incentive/bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance metrics. As our net income increases and our assets grow, our employee incentive/bonus compensation also increases. Although our total assets grew (primarily due to the VSB acquisition), our net income decreased by 7.8% year to year. Although we have more employees in 2007 versus 2006, primarily due to the 60 FTEs we acquired with the VSB transaction, which would increase our incentive/bonus expense, our actual incentive/bonus compensation decreased by $560,000, or 27.2% year to year, which is directionally consistent with the philosophy of our incentive/bonus guidelines.

Employee health insurance expense increased by $506,000, or 28.8% year to year as listed in the table above. Removing VSB employee health insurance expense (approximately $175,000—VSB was not included in our 2006 expense) results in an adjusted increase of approximately $331,000, or 18.8%. A small part of this increase is related to the increase in FTEs (exclusive of VSB FTEs), but the largest portion is reflective of the increasing costs occurring in the health insurance industry. We have been proactive in this area during 2007. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. We don’t necessarily expect a decrease in employee health insurance expense in 2008, but we do expect very little, if any, increase in this expense from our 2007 levels.

The acquisitions of Mid FL and VSB, as discussed above, significantly influenced our increase in overall operating expenses. In addition, but to a lesser extent, our branching activity also had an increasing effect on operating expenses. Below is a list of our branching activity during 2006 and 2007.

Subsidiary Bank	date opened	branch identification and comments	Average Deposits Dec 2007
CSB/West (formerly Mid FL)	Sep-06	Eustis office—Lake County—operating out of a temporary location, construction on new permanent facility expected to start in first quarter 2008	$6,532,000

CSB/Polk	Oct-06	South Lakeland office—Polk County—operating out of a permanent facility, new construction	$11,619,000

CSB/Polk	Oct-06	Deer Creek office—Polk County—operating out of a temporary facility, construction on new permanent office completed in January 2008	$1,128,000

Central	Feb-07	Ashton office—Osceola County—operating out of a permanent facility, new construction	$5,933,000

VSB	May-07	Fishhawk office—Hillsborough County—operating out of a permanent facility, new construction	$2,380,000

CSB/West	Aug-07	Brooksville office—Hernando County—operating out of a permanent facility—leased property	$519,000

As shown in the non-interest expense table above, marketing expenses increased by $511,000, or 87.4% year to year. VSB’s marketing expense represents $104,000 of this $511,000 increase. The remaining increase in this item relates to the checking account marketing campaign currently in place at one of our banks. This campaign started during the fourth quarter of 2006.

Legal, auditing and other professional fees increased by $428,000. The increase was a result of legal fees of approximately $90,000 related to the sale of bank shell, $141,000 related to VSB and the remaining amount is due to the continuing increase in bank regulation and requirements.

The CDI amortization increase between the two years is due to the April 2, 2007 acquisition of VSB and a full year of amortization versus nine months in 2006 for the March 31, 2006 acquisition of Mid FL.

Income Tax Provision

The income tax provision for the year ended December 31, 2007, was $3,897,000, an effective tax rate of 33.3%, as compared to $4,859,000 for the year ended December 31, 2006, an effective tax rate of 36.5%. This year we had more tax exempt interest income from tax exempt securities than last year, which is a decreasing effect on our effective tax rate. We also had more Bank Owned Life Insurance (“BOLI”) income this year than last year, which is also tax exempt and also results in a decreasing effect on our effect tax rate. In addition, we also had less stock option expense this year relating to incentive stock options which are not tax deductible expenses, resulting in a decreasing effect on our effective tax rate. Income taxes are described and discussed further in Note 10 of our notes to our consolidated financial statements.

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

Net interest income increased $8,559,000 or 30% to $37,103,000 during the year ended December 31, 2006 compared to $28,544,000 for the year ended December 31, 2005. The $8,559,000 increase was a combination of an $18,847,000 increase in interest income offset by a $10,288,000 increase in interest expense.

Average interest earning assets increased $149,988,000 to $894,286,000 during the year ended December 31, 2006, compared to $744,298,000 for the year ended December 31, 2005. The yield on average interest earning assets increased 120bps to 6.61% (121bps to 6.63% tax equivalent basis) during the year ended December 31, 2006, compared to 5.41% (5.42% tax equivalent basis) for the same period in 2005. The combined net effects of the $149,988,000 increase in average interest earning assets and the 120bps (121bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $18,847,000 ($18,986,000 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $670,562,000 during the year ended December 31, 2006 as compared to $544,663,000 for the same period in 2005, an increase of $125,899,000, or 23%. The cost of average interest bearing liabilities increased 113bps to 3.28% during the year ended December 31, 2006, compared to 2.15% for the same period in 2005. The combined net effects of the $125,899,000 increase in average interest bearing liabilities and the 113bps increase in cost of average interest bearing liabilities resulted in the $10,288,000 increase in interest expense between the two years.

See the tables “Average Balances—Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances—Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2006			2005
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate

ASSETS:
Loans (1) (2) (7)	$605,236	$46,549	7.69%	$482,819	$32,590	6.75%
Securities—taxable	217,709	9,169	4.21%	206,110	6,015	2.92%
Securities—tax exempt (7)	8,542	468	5.48%	244	13	5.33%
Federal funds sold and other	62,799	3,136	4.99%	55,125	1,718	3.12%

TOTAL INTEREST EARNING ASSETS	$894,286	$59,322	6.63%	$744,298	$40,336	5.42%
Allowance for loan losses	(7,130)			(6,143)
All other assets	94,484			70,022

TOTAL ASSETS	$981,640			$808,177

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Now	$100,268	$659	0.66%	$99,909	$317	0.32%
Money market	106,707	2,651	2.48%	105,625	1,505	1.42%
Savings	48,053	343	0.71%	48,739	201	0.41%
Time deposits	355,704	15,337	4.31%	241,773	7,988	3.30%
Repurchase agreements	49,830	2,156	4.33%	38,210	1,013	2.65%
Other borrowed funds (3)	0	0	0.00%	407	16	3.93%
Corporate debenture (4)	10,000	864	8.64%	10,000	682	6.82%

TOTAL INTEREST BEARING LIABILITIES	$670,562	$22,010	3.28%	$544,663	$11,722	2.15%
Demand deposits	196,739			182,103
Other liabilities	4,545			3,374
Shareholders’ equity	109,794			78,037

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$981,640			$808,177

NET INTEREST SPREAD (tax equivalent basis) (5)			3.35%			3.27%

NET INTEREST INCOME (tax equivalent basis)		$37,312			$28,614

NET INTEREST MARGIN (tax equivalent basis) (6)..			4.17%			3.84%

(1)	Loan balances are net of deferred fees/cost of origination.
(2)	Interest income on average loans includes fee recognition of $521 and $269 for the years ended December 31, 2006 and 2005, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and Federal Funds Purchased.
(4)	Includes amortization of origination costs of $38 and $38 during year ended December 31, 2006 and 2005, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2006 versus 2005
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$9,006	$4,953	$13,959
Securities available for sale—taxable	355	2,799	3,154
Securities available for sale—tax exempt	455	—	455
Federal funds sold and other	266	1,152	1,418

TOTAL INTEREST INCOME	$10,082	$8,904	$18,986

INTEREST EXPENSE
Deposits
NOW accounts	$1	$341	$342
Money market accounts	16	1,130	1,146
Savings	(3)	145	142
Time deposits	4,461	2,888	7,349
Repurchase agreements	371	772	1,143
Other borrowed funds	(16)	—	(16)
Corporate debenture	—	182	182

TOTAL INTEREST EXPENSE	$4,830	$5,458	$10,288

NET INTEREST INCOME	$5,252	$3,446	$8,698

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

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total loan loss allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other environmental factors related to the collectibility of our loan portfolio. As these factors change, the level of loan loss allowance changes. As such, the provision for loan loss (income statement) is the difference between the loan loss allowance (balance sheet) at the beginning and end of the period, net of current period loan charge-offs and recoveries of previously charged off loans. The provision was $717,000 for the year ending December 31, 2006 compared to $1,065,000 for the same period in 2005, a decrease of $348,000. There were several factors effecting the provision period to period (e.g. net differences in net charge-offs and recoveries), however, the primary reason for the decrease in the provision between the periods was due to a decrease in specific reserves on impaired loans of $645,000. The specific reserve on impaired loans at December 31, 2006 was $372,000 compared to $1,017,000 at December 31, 2005.

Non-Interest Income

Non-interest income for the year ended December 31, 2006 was $6,136,000 compared to $5,380,000 for the comparable period in 2005. This increase was the result of the following components listed in the table below (Amounts listed are in thousands of dollars).

(in thousands of dollars)	2006	2005	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$3,401	$3,222	$179	5.6%
Commissions from mortgage broker activities	341	499	(158)	(31.7)%
Loan related fees	315	283	32	11.3%
Commissions from sale of mutual funds and annuities	695	321	374	116.5%
Rental income	203	203	—	—%
Debit card and ATM fees	592	508	84	16.5%
BOLI income	277	43	234	544.2%
Other service charges and fees	248	298	(50)	(16.8)%
Gain (loss) on sale of fixed assets	47	(2)	49	n/a
Gain (loss) on sale of securities	17	(3)	20	n/a
Gain on sale of other real estate owned	—	8	(8)	n/a

Total non-interest income	$6,136	$5,380	$756	14.1%

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

We purchased the majority of our BOLI on October 31, 2005. As such, we only had two months of income in 2005, compared to twelve months of earnings in 2006. BOLI is single premium life insurance placed on certain Bank officers. BOLI income is recognized as the cash surrender value of the insurance policies grow. BOLI income is generally tax deferred indefinitely.

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

(in thousands of dollars)	2006	2005	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$12,063	$10,006	$2,057	20.6%
Employee incentive/bonus compensation	2,061	1,233	828	67.2%
Employee stock option expense	594	—	594	n/a
Health insurance and other employee benefits	1,760	1,180	580	49.2%
Payroll taxes	932	753	179	23.8%
Other employee related expenses	647	448	199	44.4%
Incremental direct cost of loan origination	(1,096)	(997)	(99)	9.9%

Total salaries, wages and employee benefits	$16,961	$12,623	$4,338	34.4%

Occupancy expense	3,443	2,780	663	23.8%
Depreciation of premises and equipment	1,935	1,642	293	17.8%
Supplies, stationary and printing	607	522	85	16.3%
Marketing expenses	585	447	138	30.9%
Data processing expense	1,105	961	144	15.0%
Legal, auditing and other professional fees	673	577	96	16.6%
Bank regulatory related expenses	326	316	10	3.2%
Postage and delivery	276	270	6	2.2%
ATM related expenses	434	399	35	8.8%
CDI amortization	514	72	442	613.9%
Other expenses	2,345	2,196	149	6.8%

Total non-interest expense	$29,204	$22,805	$6,399	28.1%

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

Looking at the table above, employee salaries and wages increased by 20.6% to $12,063,000 for 2006, compared to $10,006,000 for 2005. To analyze this $2,057,000 increase, removing the Mid FL component of salary expense (approximately $799,000), results in an adjusted increase of $1,258,000, or 12.6%. This increase is a result of an increase in average FTEs, exclusive of Mid FL (291 in 2006 compared to 266 in 2005), as well as salary increases commensurate with our market environment.

We use a combination of performance incentive / bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance metrics. As our net income increases, our employee incentive/bonus compensation also increases.

Employee health insurance expense increased by $580,000, or 49.2% year to year as listed in the table above. Removing Mid FL employee health insurance expense (approximately $121,000—Mid FL was not included in our 2005 expense) results in an adjusted increase of approximately $459,000, or 38.9%. Part of this increase is related to the increase in FTEs (exclusive of Mid FL FTEs), and the remaining amount is reflective of the increasing costs occurring in the health insurance industry.

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

We added one new branch in October 2005 (Crystal River), which is still operating out of a temporary location until we complete the construction of a new permanent facility. The new facility is expected to be ready during the first half of 2008. We opened a new office in September 2006 (Eustis) and one in October 2006 (Deer Creek), both in temporary facilities until we construct permanent facilities. The Deer Creek facility was recently completed in January 2008. The Eustis facility just began construction during January 2008. We also opened a new branch in a newly constructed permanent facility in October 2006. This accounts for some of the additional FTEs year to year, the rest is due to the continual growth of our business. The increase in the remainder of our non-interest expense was primarily due to the continual growth of our business.

Income Tax Provision

The income tax provision for the year ended December 31, 2006, was $4,859,000, an effective tax rate of 36.5%, as compared to $3,724,000 for the year ended December 31, 2005, an effective tax rate of 37.0%. This year we had more tax exempt interest income from tax exempt securities than last year, which is a decreasing effect on our effective tax rate. We also had more BOLI income this year than last year, which is also tax exempt and also results in a decreasing effect on our effect tax rate. In the other direction, we had stock option expense this year relating to incentive stock options which are not tax deductible expenses, resulting in an increasing effect on our effective tax rate. This year we also crossed into a higher federal tax bracket, which is an increasing effect on our effective tax rate. Income taxes are described and discussed further in Note 10 of our notes to our consolidated financial statements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2007 AND DECEMBER 31, 2006

Overview

Our total assets grew by $140,328,000, or 13%, from $1,077,102,000 at December 31, 2006 to $1,217,430,000 at December 31, 2007. The growth was due to the acquisition of VSB on April 2, 2007, as previously discussed. At the time of the transaction, VSB’s total assets at acquisition were approximately $184,090,000. Excluding the VSB acquisition, total assets decreased by approximately $43,762,000, or 4%.

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

Our available for sale portfolio totaled $199,434,000 at December 31, 2007 and $235,350,000 at December 31, 2006, or 16% and 22%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

We use our security portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative. Typically, we remain short-term in our decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. We have designated all of our securities as available for sale to provide flexibility, in case an immediate need for liquidity arises. We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $1,135,000 at December 31, 2007, compared to a net unrealized loss of approximately $1,052,000 at December 31, 2006.

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

	One year or less		Over one through five years		Over five through ten years		Over ten years		Total
	$	%	$	%	$	%	$	%	$	%
AVAILABLE-FOR-SALE
US treasury securities	$2,011	4.92%	$1,027	4.81%	—	—%	—	—%	$3,038	4.88%
US government agencies	3,002	4.48%	27,347	5.21%	6,092	5.64%	4,057	5.78%	40,498	5.28%
State, county, & municipal	—	—%	6,217	4.41%	8,240	5.35%	23,725	5.56%	38,182	5.33%
Mortgage-backed securities	14,096	3.72%	93,397	4.99%	6,187	4.66%	4,036	5.11%	117,716	4.83%

Total	$19,109	3.97%	$127,988	5.01%	$20,519	5.22%	$31,818	5.53%	$199,434	5.01%

Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2007		December 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AVAILABLE-FOR-SALE
US treasury securities	$3,001	$3,038	$40,425	$40,265	$94,396	$93,734
US government agencies	39,771	40,498	38,783	38,732	26,817	26,491
State, county, & municipal	38,325	38,182	27,837	27,981	1,135	1,129
Mortgage-backed securities	117,202	117,716	129,357	128,372	97,452	95,615
Other investment	—	—	—	—	400	400

Total	$198,299	$199,434	$236,402	$235,350	$220,200	$217,369

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2007, were $791,886,000, or 74% of average earning assets, as compared to $605,236,000, or 68% of average earning assets, for the year ending December 31, 2006. Total loans, net of unearned fees and cost, at December 31, 2007 and 2006 were $841,405,000 and $657,963,000, respectively, an increase of $183,442,000, or 28%. This represents a loan to total asset ratio of 69% and 61% and a loan to deposit ratio of 87% and 74%, at December 31, 2007 and 2006, respectively. The increase in loans during this period was partially attributable to our acquisition of VSB (approximately $121,842,000) and the remaining amount was normal business growth.

Total residential real estate loans totaled $209,186,000 and total commercial real estate loans totaled $385,669,000, making up approximately 25% and 46% (combined total of approximately 71%) of the loan portfolio as of December 31, 2007, respectively. Construction, development, land loans totaled $108,615,000, or 13% of the loan portfolio. Commercial loans totaled $78,231,000, or 9% of the loan portfolio. Consumer and all other loans totaled $60,687,000, or 7% of the loan portfolio.

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

Loan Portfolio Composition

(Dollars are in thousands)

Types of Loans

at December 31:	2007	2006	2005	2004	2003
Real estate loans:
Residential	$209,186	$180,869	$148,090	$129,796	$140,826
Commercial	385,669	291,536	219,094	179,846	157,586
Construction, development, land	108,615	60,950	36,352	20,032	16,930

Total real estate loans	703,470	533,355	403,536	329,674	315,342
Commercial	78,231	68,948	63,475	64,984	59,175
Consumer and other loans	60,687	56,684	50,413	46,883	39,908

Total loans—gross	842,388	658,987	517,424	441,541	414,425

Less: unearned fees/costs	(983)	(1,024)	(766)	(536)	(527)

Total loans	841,405	657,963	516,658	441,005	413,898
Less: allowance for loan losses	(10,828)	(7,355)	(6,491)	(5,685)	(4,850)

Total loans, net	$830,577	$650,608	$510,167	$435,320	$409,048

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at December 31, 2007.

Loan Maturity Schedule

(Dollars are in thousands)

	December 31, 2007
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction	$182,636	$338,827	$212,310	$733,773
Real estate—construction	59,742	38,807	10,066	108,615

Total	$242,378	$377,634	$222,376	$842,388

Fixed interest rate	$96,065	$299,691	$97,491	$493,247
Variable interest rate	146,313	77,943	124,885	349,141

Total	$242,378	$377,634	$222,376	$842,388

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

Commercial real estate loans

Construction, development, land loans

Commercial loans (not collateralized by real estate)

Consumer and all other loans (not collateralized by real estate)

We then apply an adjusted loss factor to each group of loans to determine the total amount of this second component of our allowance for loan losses. The adjusted loss factor for each category of loans is a derivative of our historical loss factor for that category, adjusted for current internal and external environmental factors, as well as for certain loan grading factors. The environmental factors that we consider are listed below.

We consider changes in the levels of and trends in past due loans, non-accrual loans and impaired loans, and the volume and severity of adversely classified or graded loans. Also, we consider changes in the value of underlying collateral for collateral-dependent loans.

We consider levels of and trends in charge-offs and recoveries.

We consider changes in the nature and volume of the portfolio and in the terms of loans.

We consider changes in lending policies, procedures and practices, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses. We also consider changes in the quality of our loan review system.

We consider changes in the experience, ability, and depth of our lending management and other relevant staff.

We consider changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments (national and local economic trends and conditions).

We consider the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio (industry conditions).

We consider the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at December 31, 2007 and 2006.

	December 31,		increase (decrease)
(amounts are in thousands of dollars)	2007	2006
Impaired loans	$11,803	$4,986	$6,817
Component 1 (specific allowance)	812	372	440
Specific allowance as percentage of impaired loans	6.88%	7.46%	(58bps	)

Total loans other than impaired loans	829,602	652,977	176,625
Component 2 (general allowance)	10,016	6,983	3,033
General allowance as percentage of non impaired loans	1.21%	1.07%	14bps

Total loans	841,405	657,963	183,442
Total allowance for loan losses	10,828	7,355	3,473
Allowance for loan losses as percentage of total loans	1.29%	1.12%	17bps

During 2007, we observed increasing trends in our loan delinquencies and non-accrual loans. We also observed a degradation of real estate values nationally in general, and within Florida specifically. We believe the changes in these trends differ significantly enough from historical trends such that we have added additional risk factors to specific loan categories.

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.29% at December 31, 2007 and 1.12% at December 31, 2006. Our ALLL increased by $3,473,000 during this twelve month period. Of this amount, $3,033,000 relates to an increase in our Component 2, or general allowance, of which $1,617,000 relates to the acquisition of VSB and $1,416,000 is due to changes in this component’s risk factors, as discussed above, and the growth in the loan portfolio.

The remaining $440,000 increase is due to an increase in our Component 1, or specific allowance. This Component is the result of specific allowance analyses prepared for each of our impaired loans.

We are committed to the early recognition of problems and to maintaining a sufficient allowance. We believe our allowance for loan losses at December 31, 2007 was adequate. The table below sets forth the activity in the allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

(Dollars are in thousands)

	2007	2006	2005	2004	2003
Balance, beginning of year	$7,355	$6,491	$5,685	$4,850	$4,055

Loans charged-off:
Commercial	(206)	(368)	(225)	(133)	(298)
Real estate mortgage	(386)	(131)	—	(112)	(85)
Consumer	(405)	(99)	(134)	(105)	(151)

Total loans charged-off	(997)	(598)	(359)	(350)	(534)

Recoveries on loans previously charged-off:
Commercial	1	53	52	7	29
Real estate mortgage	16	9	31	3	24
Consumer	44	36	17	35	33

Total loan recoveries	61	98	100	45	86

Net loans charged-off	(936)	(500)	(259)	(305)	(448)

Provision for loan losses charged to expense	2,792	717	1,065	1,270	1,243
Adjustment relating to sale of branches	—	—	—	(130)	—
Acquisition of Mid FL	—	647	—	—	—
Acquisition of VSB	1,617	—	—	—	—

Balance, end of year	$10,828	$7,355	$6,491	$5,685	$4,850

Total loans at year end	$841,405	$657,963	$516,658	$441,005	$413,898
Average loans outstanding	$791,886	$605,236	$482,819	$421,229	$374,567

Allowance for loan losses to total loans at year end	1.29%	1.12%	1.26%	1.29%	1.17%
Net charge-offs to average loans outstanding	0.12%	0.08%	0.05%	0.07%	0.12%

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

At December 31, 2007 we had 35 non-accrual loans with a total aggregate balance of $3,797,000. The largest loan in the group is $1,170,000 and is secured by a combination of commercial and residential real estate. The average size loan in this group is approximately $109,000. In terms of dollars, approximately 52% of our non-accrual loans are commercial and commercial real estate, 34% is secured by residential real estate, 4% is secured by land and the remaining 10% are consumer and other loans. Only one loan with a balance of less than $10,000 is unsecured. At December 31, 2007, loans past due 90 or more days and still accruing interest totaled $277,000.

Other real estate owned (“OREO”) is real estate that the Company has obtained ownership through foreclosure or other repossession process. At December 31, 2007, the Company had four properties in OREO consisting of two single family homes ($304,000 combined), one mobile home with land ($46,000) and one commercial real estate property with building ($233,000).

At December 31, 2007 repossessed assets other than real estate consisted of three mobile homes with an aggregate balance of $170,000.

Total non-performing assets as of December 31, 2007, increased $4,182,000 or 648% to $4,827,000, compared to $645,000 as of December 31, 2006. Non-performing assets, as a percentage of total assets at December 31, 2007 and December 31, 2006, were 0.40% and 0.06%, respectively.

Non-performing loans as of December 31, 2007, increased $3,464,000 or 568% to $4,074,000, compared to $610,000 as of December 31, 2006. Non-performing loans, as a percentage of total loans at December 31, 2007 and December 31, 2006, were 0.48% and 0.09%, respectively.

Interest income not recognized on non-accrual loans was approximately $78,000, $16,000 and $35,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest income recognized on impaired loans was approximately $642,000, $363,000 and $18,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The average recorded investment in impaired loans during 2007, 2006 and 2005 were $8,315,000, $5,032,000 and $987,000, respectively. The table below summarizes non-performing assets for the periods provided.

Non-Performing Assets

(Dollars are in thousands)

	December 31,
	2007	2006	2005	2004	2003
Non-accrual loans	$3,797	$448	$852	$890	$1,078
Past due loans 90 days or more and still accruing interest	277	162	658	7	246

Total non-performing loans	4,074	610	1,510	897	1,324
Other real estate owned (“OREO”)	583	—	—	384	282
Repossessed assets other than real estate	170	35	39	24	35

Total non-performing assets	$4,827	$645	$1,549	$1,305	$1,641

Total non-performing loans as a percentage of total loans	0.48%	0.09%	0.29%	0.20%	0.32%

Total non-performing assets as a percentage of total assets	0.40%	0.06%	0.18%	0.17%	0.27%

Allowance for loan losses as a percentage of non-performing loans	266%	1,206%	430%	634%	366%

Restructured loans	$—	$—	$—	$—	$—

Recorded investment in impaired loans	$14,885	$4,986	$6,346	$1,053	$368

Allowance for loan losses related to impaired loans	$1,182	$372	$1,017	$406	$132

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

	December 31,
	2007		2006		2005
Real estate loans:
Residential	$1,441	25%	$998	28%	$992	29%
Commercial	5,202	46%	2,969	44%	2,888	42%
Construction, development, land	1,636	13%	1,213	9%	435	7%

Total real estate loans	8,279	84%	5,180	81%	4,315	78%
Commercial loans	1,413	9%	1,271	10%	1,303	12%
Consumer and other loans	929	7%	904	9%	841	10%
Unallocated	207		—		32

Total	$10,828	100%	$7,355	100%	$6,491	100%

	December 31,
	2004		2003
Real estate loans:
Residential	$876	29%	$815	34%
Commercial	2,562	41%	1,927	38%
Construction, development, land	324	4%	237	4%

Total real estate loans	3,762	74%	2,979	76%
Commercial loans	1,184	15%	1,301	14%
Consumer and other loans	665	11%	570	10%
Unallocated	74		—

Total	$5,685	100%	$4,850	100%

Bank Premises and Equipment

Bank premises and equipment was $55,458,000 at December 31, 2007 compared to $39,879,000 at December 31, 2006, an increase of $15,579,000 or 39%. Of this amount, $9,289,000 represents the purchase of premises and equipment pursuant to the April 2, 2007 acquisition of VSB as discussed previously. The remaining amount of the increase ($6,290,000) is the result of purchases and construction costs totaling $8,595,000 less $2,305,000 of depreciation expense. Most of these costs relate to the construction of the two branch offices completed in the first half of 2007 (Ashton in Osceola County and FishHawk in Hillsborough County) and two branch offices currently under construction (Deer Creek in Polk County and Crystal River in Citrus County).

We operate from 37 banking locations in nine central Florida Counties. Three of these locations are operating out of temporary facilities while their permanent offices are under construction. The construction is almost complete on two, and the other one just began construction. Excluding these temporary facilities, which are rented, we lease seven of our banking offices and own the remainder. See Note 4 to our consolidated financial statements for additional information.

Deposits

Total deposits increased $79,814,000, or 9%, to $972,620,000 as of December 31, 2007, compared to $892,806,000 at December 31, 2006. The increase in deposits during this period was attributable to our acquisition of VSB (approximately $130,614,000). Excluding the deposits acquired pursuant to the VSB transaction, the Company’s deposits decreased by $50,800,000, or 5.7%. Deposit growth, especially in core deposits (i.e. non time deposit accounts) continues to be a challenge. Our subsidiary Presidents have initiated various incentive programs throughout their Banks as well as other marketing efforts targeted at deposit growth. We believe there are several forces causing this slow down in deposit growth, including the interest rate environment which may have enticed customers to shift from lower yielding accounts to higher yielding time deposits and the slow down in real estate activity in Florida, which translates into less transactions which equates to lower balances held in title company accounts and other real estate related accounts.

The generation of deposits within our market area serves as our primary source of funds for investment principally in loans. The tables below summarize selected deposit information for the periods indicated.

Average deposit balance by type and average interest rates

(Dollars are in thousands)

	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non interest bearing demand deposits	$187,751	0.00%	$196,739	0.00%	$182,103	0.00%
NOW accounts	125,468	1.10%	100,268	0.66%	99,909	0.32%
Money market accounts	114,457	2.90%	106,707	2.48%	105,625	1.42%
Savings accounts	53,195	0.81%	48,053	0.71%	48,739	0.41%
Time deposits	482,162	4.89%	355,704	4.31%	241,773	3.30%

Total	$963,033	2.98%	$807,471	2.35%	$678,149	1.48%

Maturity of time deposits of $100,000 or more

(Dollars are in thousands)

	December 31,
	2007	2006	2005
Three months or less	$98,752	$60,495	$28,106
Three through six months	88,224	68,047	24,057
Six through twelve months	76,652	60,311	31,364
Over twelve months	33,673	38,780	46,672

Total	$297,301	$227,633	$130,199

Repurchase Agreements

We enter into borrowing arrangements with retail business customers by agreements to repurchase (“repurchase agreements”) under which we pledge investment securities owned and under our control as collateral against the one-day borrowing arrangement. These arrangements are not transactions with investment bankers or brokerage firms, but rather, with several of our larger commercial customers who periodically have excess cash balances and do not want to keep those balances in non interest bearing checking accounts. Because our Banks are not permitted to pay interest on commercial checking accounts, we offer an arrangement via a repurchase agreement whereby balances are transferred from their checking account into a repurchase agreement arrangement which we will pay a daily adjustable interest rate of the federal fund rate minus an amount that generally ranges between 0.35% and 0.75%.

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2007, 2006 and 2005, was approximately $58,329,000, $49,830,000 and $38,210,000, respectively. Interest expense for the same periods was approximately $2,582,000, $2,156,000 and $1,013,000, respectively, resulting in an average rate paid of 4.43%, 4.33% and 2.65% for the years ended December 31, 2007, 2006, and 2005, respectively. The table below summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2007	$74,526	$58,329	4.43%	$33,128	2.93%
2006	54,812	49,830	4.33%	52,792	4.39%
2005	49,046	38,210	2.65%	41,811	3.38%

(1)	Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually over-night, either through Federal Home Loan Bank advances or Federal Funds Purchased. The table below summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2007	$42,518	$8,765	6.07%	$42,518	4.44%
2006	—	—	—%	—	—%
2005	4,500	407	3.93%	1,000	4.50%

(1)	Consist of Federal Home Loan Bank advances and Federal Funds Purchased

Corporate debenture

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change quarterly. The rate in effect during the quarter ended December 31, 2007 was 8.28%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related debt issuance costs of $188,000 were capitalized and are being amortized to interest expense over a five year period. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2007 was 7.82%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by VBI or the Valrico Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2007, approximately 41% of total gross loans were adjustable rate. Approximately 59% of our investment securities ($117,716,000 fair value) are invested in U.S. Government Agency mortgage backed securities. Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month. The duration (average life of expected cash flows) of our securities at December 31, 2007 was approximately 3.4 years. Deposit liabilities, at that date, consisted of approximately $135,442,000 (14%) in NOW accounts, $142,203,000 (15%) in money market accounts and savings, $535,886,000 (55%) in time deposits and $159,089,000 (16%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on our judgment of the most appropriate factors, there is no assurance that, if we had to dispose of such instruments at December 31, 2007, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2007, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS

December 31, 2007

(Dollars are in thousands)

	0 - 1Yr	1 - 2Yrs	2 - 3Yrs	3 - 4Yrs	4 - 5Yrs	5 Ys +	TOTAL	Est. Fair Value
INTEREST EARNING ASSETS
Fixed rate loans (3)	$96,064	$69,755	$72,999	$74,067	$82,870	$97,492	$493,247	$495,883
Average interest rates	7.22%	7.13%	7.41%	7.92%	7.79%	7.45%	7.48%
Variable rate loans (3)	267,247	13,699	15,767	21,200	13,518	17,710	349,141	349,141
Average interest rates	7.63%	6.78%	6.58%	6.67%	6.80%	6.71%	7.41%
Investment securities (1)	17,922	18,836	17,692	25,131	4,083	114,635	198,299	199,434
Average interest rates	3.94%	4.23%	4.61%	5.08%	4.67%	4.95%	4.77%
Federal funds sold and other (2)	47,563	—	—	—	—	—	47,563	47,563
Average interest rates	3.90%						3.90%

Total interest-earning assets	$428,796	$102,290	$106,458	$120,398	$100,471	$229,837	$1,088,250	$1,092,021
	6.97%	6.55%	6.82%	7.10%	7.53%	6.14%	6.81%

INTEREST BEARING LIABILITIES
NOW accounts	$135,442	$—	$—	$—	$—	$—	$135,442	135,442
Average interest rates	0.93%						0.93%
Money Market Accounts	93,076	—	—	—	—	—	93,076	93,076
Average interest rates	2.63%						2.63%
Savings Accounts	49,127	—	—	—	—	—	49,127	49,127
Average interest rates	0.66%						0.66%
Time deposits	467,442	44,495	12,877	5,383	5,689	—	535,886	536,600
Average interest rates	4.95%	4.62%	4.51%	5.82%	4.70%		4.92%
Securities sold under repurchase agreements	33,128	—	—	—	—	—	33,128	33,128
Average interest rates	2.93%						2.93%
Other borrowed funds (4)	42,518	—	—	—	—	—	42,518	42,518
Average interest rates	4.44%						4.44%
Corporate debenture	12,500	—	—	—	—	—	12,500	12,500
Average interest rates	8.19%						8.19%

Total Interest-Bearing Liabilities	$833,233	$44,495	$12,877	$5,383	$5,689	$115	$901,677	$902,391
	3.73%	4.62%	4.51%	5.82%	4.70%	0.91%	3.80%

Interest sensitivity gap	(404,437)	57,795	93,581	115,015	94,782	229,722
Cumulative gap	(404,437)	(346,642)	(253,061)	(138,046)	(43,264)	186,573
Cumulative gap (RSA/RSL) (5)	0.51	0.61	0.72	0.85	0.95	1.21

(1)	Securities are shown at amortized cost. Includes $117,202 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate. Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis.
(2)	Includes federal funds sold and interest earning Federal Reserve stock and Federal Home Loan Bank stock.
(3)	Loans are shown at gross value.
(4)	Includes federal funds purchased and Federal Home Loan Bank advances.
(5)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time. It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections. However, in addition to static gap analysis, our Banks also use simple simulation models to estimate the sensitivity of their net interest income to changes in interest rates. Simulation is a better technique than gap analysis because variables are changed for the various rate conditions. Each category’s interest change is calculated as rates ramp up and down. In addition, the repayment speeds and repricing speeds are changed. Rate Shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span in 100bps increments up and down from the current interest rates. In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and a margin risk profile is developed. The results of these calculations, as of December 31, 2007 looking four quarters into the future, for our combined Banks, are summarized in the table below.

change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	0 bps	+100 bps	+200 bps	+300 bps	+400 bps
resulting effect on net interest income (a)	-1.18%	-0.53%	-0.05%	0.16%	current	-0.38%	-0.90%	-1.45%	-1.96%

(a)	The percentage change in each of these boxes represents a percentage change from the net interest income (dollars) that the models projected for the next four quarters. To put this in perspective, as an example, our net interest income for 2007 was $42,348,000. Assuming a 100bps decrease in rates, our models are suggesting that our net interest income would increase by 0.16%, or approximately $68,000. Likewise, assuming a 100bps increase in rates, our models are suggesting that our net interest income would decrease by 0.38%, or approximately $161,000. It is important to reiterate again, that these models are built on a multitude of assumptions and predictions. This is not an exact science. The benefit that we see is measuring our overall interest rate risk profile. Although we are by no means suggesting the exactness of the numbers above, what we see as a take away is that regardless of a plus or minus 400 bps changes in interest rates, the result is not catastrophic to our future earnings. We believe that our interest rate risk is manageable and under control as of December 31, 2007.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis. That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates. Another way of analyzing our interest rate risk profile is looking at history. The table below measures the correlation between our NIM and market interest rates over an eight year period starting at the beginning of 2000 and ending on December 31, 2007. We used Prime as a surrogate for market interest rates. This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time. However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive. That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased. In the table below, the Prime rate is measured by the vertical bars, and their scale is on the left hand side of the graph. Each bar represents a month. Our NIM is represented by the line graph and its scale is on the right hand side of the graph. The line graph is connecting a series of dots, which represents our NIM for a given quarter.

Net Interest Margin vs. Prime

Although the graph above and our earlier discussion, indicates that we have historically been asset sensitive, we believe we are less asset sensitive today that in the past and could be approaching a slight liability sensitive position. The reason for this statement is as follows. Four years ago (2003) 55% of our loan portfolio was variable rate of which most were tied to Prime and adjusted daily or monthly. Today, December 31, 2007, only 41% of our loan portfolio is variable rate. The result is that our loan portfolio is not as sensitive to interest rate changes today as it was in the past. In the past, our investment securities were very short term. We invested primarily in short-term U.S. Treasuries with terms generally less than two years. Today, 59% of our investment securities are U.S. Government Agency mortgage backed securities and 19% are tax exempt municipal securities which tend to be fixed rate long term. Four years ago, the duration of our investment securities portfolio was approximately 1.6 years. Today (December 31, 2007), it is approximately 3.4 years. By lengthening the duration of our investment securities, we have made this portfolio less sensitive to changes in interest rates today, than it was in the past. In terms of the liability side of the balance sheet, consider two funding sources. First, the deposit funding source least sensitive to changes in interest rates is non interest bearing checking accounts. Four years ago, non interest bearing checking accounts represented approximately 22% of our total deposits. Today, at December 31, 2007, they represent only about 16% of our total deposits. Second, consider the deposit funding source most sensitive to interest rate changes, time deposits. Four years ago time deposits were about 40% of our total deposits, two years ago they were about 37% of our total deposits, and had been as low as 32%. At December 31, 2007 time deposits represented approximately 55% of our total deposits.

Managing interest rate risk is a dynamic process. Our philosophy is to not try to guess the market in either direction. We do not want to be excessively assets sensitive or excessively liability sensitive. We try to manage our asset/liability portfolio with the goal of optimizing our yield without taking on excessive interest rate risk.

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

	December 31, 2007
(in thousands of dollars)	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five Years
Contractual commitments:
Deposit maturities	$972,620	$904,093	$54,145	$14,382	$—
Securities sold under agreements to repurchase	33,128	33,128	—	—	—
Corporate debenture	12,500	—	—	—	12,500
Other borrowed funds	42,518	42,518	—	—	—
Deferred compensation	1,858	1,556	302	—	—
Operating lease obligations	1,975	566	589	496	324

Total	$1,064,599	$981,861	$55,036	$14,878	$12,824

Primary Sources and Uses of Funds

Our primary sources of funds during the year ended December 31, 2007 included a $47,425,000 decrease in investments and securities net of maturities/sales, a $11,854,000 increase in borrowings, $8,665,000 in funds provided by operations, net cash from the acquisition of VSB of $7,650,000, $675,000 of proceeds received upon exercise of stock options by our employees, $210,000 of proceeds from the sale of OREO, and a $47,573,000 decrease in federal funds sold and other cash items.

Our primary uses of funds during 2007 included a $62,840,000 increase in net loans outstanding, a $50,777,000 net decrease in deposits, $8,615,000 net purchases of premises and equipment including construction costs, and $1,820,000 in dividends paid to our shareholders.

Capital Resources

Total stockholders’ equity at December 31, 2007 was $148,282,000, or 12.2% of total assets compared to $117,332,000, or 10.9% of total assets at December 31, 2006. The $30,950,000 increase was primarily the result of the following items: common stock issued pursuant to the acquisition of VSB ($22,443,000), plus net income ($7,799,000), plus exercise of stock options ($676,000), plus stock based compensation expense pursuant to Statement of Accounting Standard No. 123(R) ($509,000), plus net change of unrealized gain in securities available for sale ($1,343,000), less dividends paid ($1,820,000).

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

Selected consolidated capital ratios at December 31, 2007, and 2006 were as follows:

Capital Ratios

(Dollars are in thousands)

	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2007:
Total capital: (to risk weighted assets):	$138,070	15.0%	$92,231	10.0%	$45,839
Tier 1 capital: (to risk weighted assets):	$127,242	13.8%	$55,339	6.0%	$71,903
Tier 1 capital: (to average assets):	$127,242	10.8%	$58,995	5.0%	$68,247

As of December 31, 2006:
Total capital: (to risk weighted assets):	$122,387	16.6%	$73,716	10.0%	$48,671
Tier 1 capital: (to risk weighted assets):	$115,032	15.6%	$44,230	6.0%	$70,802
Tier 1 capital: (to average assets):	$115,032	11.2%	$51,236	5.0%	$63,796

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

The financial statements of our Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are set forth in this Form 10-K at page 67.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

(c)	Management’s report on internal control over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is included herein. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations, also referred to as the Treadway Commission. Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this

Form 10-K as Exhibit 14.1. The information contained under the sections captioned “Directors” and

“Executive Officers” under “Proposal One—Election of Directors,” and in the sections captioned “Audit Committee Report” and “Section 16(a) Reporting Requirements,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the sections captioned “Information About the Board of Directors and Its Committees” under “Proposal One—Election of Directors,” and the sections captioned “Executive Compensation and Benefits,” and “Compensation Committee Report,” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The information contained in the section entitled “Certain Transactions” under “Executive

Compensation and Benefits” and the section entitled “Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Independent Auditors” in the Proxy

Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Reports of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of changes in stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))
3.2	-	Bylaws of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)
3.3	-	Amendments to Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to the Company’s Form 8-K dated April 25, 2006).
3.4	-	Amendment to bylaws of CenterState Banks of Florida, Inc.
4.1	-	Specimen Stock Certificate of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)
10.1	-	CenterState Banks of Florida, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*
10.2	-	CenterState Banks of Florida, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 25, 2004 )*
10.3	-	Form of CenterState Banks of Florida, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*
10.4	-	Form of CenterState Banks of Florida, Inc. Change in Control and Severance Agreement for Ernest S. Pinner, President, CEO and Chairman of the Board, James J. Antal, Senior Vice President, CFO and Corporate Secretary (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 12, 2006)*
10.5	-	Form of CenterState Banks of Florida, Inc. Change in Control and Severance Agreement for George H. Carefoot, Senior Vice President, Treasurer and Chief Operations Officer, and the Company’s four subsidiary bank Presidents Thomas E. White, John C. Corbett and Timothy A. Pierson. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 12, 2006)*
10.6	-	CenterState Banks of Florida, Inc. 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*
10.7	-	Noncompete and Nonsolicitation Agreement between CenterState Banks of Florida, Inc. and subsidiary bank president Timothy A. Pierson.
14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)
21.1	-	List of Subsidiaries of CenterState Banks of Florida, Inc.
23.1	-	Consent of Crowe Chizek and Company LLC
23.2	-	Consent of KPMG LLP
31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes—Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes—Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS OF FLORIDA, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks of Florida, Inc.

Winter Haven, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks of Florida, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A.(c) of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks of Florida, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLC

Fort Lauderdale, Florida

March 6, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CenterState Banks of Florida, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows of CenterState Banks of Florida, Inc. and subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the results the operations and the cash flows of CenterState Banks of Florida, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

March 10, 2006

Certified Public Accountants

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands of dollars, except per share data)

	2007	2006
Assets
Cash and due from banks	$30,293	$40,385
Federal funds sold and money market account	42,155	79,636

Cash and cash equivalents	72,448	120,021

Investment securities available for sale, at fair value	199,434	235,350

Loans	841,405	657,963
Less allowance for loan losses	(10,828)	(7,355)

Net loans	830,577	650,608

Accrued interest receivable	5,843	5,035
Federal Home Loan Bank and Federal Reserve Bank stock	5,408	2,665
Bank premises and equipment, net	55,458	39,879
Deferred income taxes, net	1,120	1,898
Goodwill	28,118	9,863
Core deposit intangible	4,725	3,083
Bank owned life insurance	9,728	7,320
Other real estate owned	583	—
Prepaid expenses and other assets	3,988	1,380

Total assets	$1,217,430	$1,077,102

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$813,531	$669,204
Noninterest bearing	159,089	223,602

Total deposits	972,620	892,806

Securities sold under agreement to repurchase	33,128	52,792
Corporate debentures	12,500	10,000
Other borrowed funds	42,518	—
Accrued interest payable	1,940	993
Accounts payable and accrued expenses	6,442	3,179

Total liabilities	1,069,148	959,770

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 12,436,407 and 11,129,020 shares issued and outstanding at December 31, 2007 and 2006, respectively	124	111
Additional paid-in capital	110,604	86,989
Retained earnings	36,857	30,878
Accumulated other comprehensive income (loss)	697	(646)

Total stockholders’ equity	148,282	117,332

Total liabilities and stockholders’ equity	$1,217,430	$1,077,102

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except per share data)

	2007	2006	2005
Interest income:
Loans	$61,873	$46,469	$32,524
Investment securities available for sale:
Taxable	9,388	9,169	6,015
Tax-exempt	1,381	339	9
Federal funds sold and other	2,531	3,136	1,718

	75,173	59,113	40,266

Interest expense:
Deposits	28,690	18,990	10,011
Securities sold under agreement to repurchase	2,582	2,156	1,013
Corporate debentures	1,021	864	682
Other borrowing	532	—	16

	32,825	22,010	11,722

Net interest income	42,348	37,103	28,544
Provision for loan losses	2,792	717	1,065

Net interest income after provision for loan losses	39,556	36,386	27,479

Other income:
Service charges on deposit accounts	4,436	3,401	3,222
Commissions from mortgage broker activities	187	341	499
Commissions from sale of mutual funds and annuities	586	695	321
Debit card and ATM fees	905	592	508
Loan related fees	381	315	283
Sale of bank shell	1,000	—	—
BOLI income	353	277	43
Gain (loss) on sale of securities	7	17	(3)
(Loss) gain on sale of other real estate owned	(5)	—	8
Other service charges and fees	482	498	499

	8,332	6,136	5,380

Other expenses:
Salaries, wages and employee benefits	20,027	16,961	12,623
Occupancy expense	4,201	3,443	2,780
Depreciation of premises and equipment	2,305	1,935	1,642
Supplies, stationary and printing	690	607	522
Marketing expenses	1,096	585	447
Data processing expense	1,452	1,105	961
Legal, audit and other professional fees	1,101	673	577
Core deposit intangible (CDI) amortization	842	514	72
Bank regulatory expenses	468	326	316
ATM related expenses	495	434	399
Postage and delivery	308	276	270
Other expenses	3,207	2,345	2,196

Total other expenses	36,192	29,204	22,805

Income before provision for income taxes	11,696	13,318	10,054
Provision for income taxes	3,897	4,859	3,724

Net income	$7,799	$8,459	$6,330

Earnings per share:
Basic	$0.64	$0.77	$0.68

Diluted	$0.63	$0.75	$0.66

Common shares used in the calculation of earnings per share:
Basic	12,108,590	10,964,890	9,357,046

Diluted	12,294,537	11,232,059	9,629,194

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2007, 2006, and 2005

(in thousands of dollars)

	Number of Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2005	4,068,713	$41	$39,545	$18,849	$(771)	$57,664
Comprehensive income:
Net income		—	—	6,330	—	6,330
Unrealized holding loss on available for sale securities, net of deferred income taxes of $600		—	—	—	(995)	(995)

Total comprehensive income						5,335
Dividends paid ($0.13 per share)		—	—	(1,225)	—	(1,225)
Stock options exercised	31,673	—	613	—	—	613
Public stock offering (net of cost)	1,150,000	11	34,843	—	—	34,854

Balances at December 31, 2005	5,250,386	$52	$75,001	$23,954	$(1,766)	$97,241
Comprehensive income:
Net income		—	—	8,459	—	8,459
Unrealized holding gain on available for sale securities, net of deferred income taxes of $659		—	—	—	1,120	1,120

Total comprehensive income						9,579
Dividends paid ($0.14 per share)		—	—	(1,535)	—	(1,535)
Stock options exercised, including tax benefit	46,579	—	488	—	—	488
Stock based compensation expense		—	594	—	—	594
Shares issued pursuant to the acquisition of Mid FL	277,305	3	10,962	—	—	10,965
Stock split	5,554,750	56	(56)	—	—	—

Balances at December 31, 2006	11,129,020	$111	$86,989	$30,878	$(646)	$117,332
Comprehensive income:
Net income		—	—	7,799	—	7,799
Unrealized holding gain on available for sale securities, net of deferred income taxes of $844		—	—	—	1,343	1,343

Total comprehensive income						9,142
Dividends paid ($0.15 per share)		—	—	(1,820)	—	(1,820)
Stock options exercised, including tax benefit	67,470	1	675	—	—	676
Stock based compensation expense		—	509	—	—	509
Shares issued pursuant to the acquisition of VSB	1,239,917	12	22,431	—	—	22,443

Balances at December 31, 2007	12,436,407	$124	$110,604	$36,857	$697	$148,282

		2007	2006	2005
Disclosure of reclassification amounts:
Unrealized holding gain (loss) arising during the year, net of income taxes		$1,347	$1,131	$(997)
Add: reclassified adjustments for (gain) loss included in net income, net of income taxes, at December 31, 2007, 2006 and 2005 of $3, $6 and $1, respectively		(4)	(11)	2

Net unrealized gain (loss) on securities, net of income taxes		$1,343	$1,120	$(995)

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

(in thousands of dollars)

	2007	2006	2005
Cash flows from operating activities:
Net income	$7,799	$8,459	$6,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,792	717	1,065
Depreciation of premises and equipment	2,305	1,935	1,642
Amortization of purchase accounting adjustments	513	444	4
Net amortization/accretion of investment securities	119	162	378
Net deferred loan origination fees	(250)	78	231
Loss (gain) on sale of other real estate owned	5	—	(8)
Loss (gain) on sale or disposal of fixed assets	20	(10)	2
Deferred income taxes	(1,366)	155	(228)
Realized (gain) loss on sale or call of available for sale securities	(7)	(17)	3
Stock based compensation expense	509	594	—
Bank owned life insurance income	(353)	(277)	(43)
Gain on sale of bank shell	(1,000)	—	—
Cash provided by (used in) changes in:
Net change in accrued interest receivable, prepaid expenses, and other assets	(2,335)	(1,517)	(988)
Net change in interest payable, accounts payable and accrued expenses	(1,087)	(98)	2,274

Net cash provided by operating activities	7,664	10,625	10,662

Cash flows from investing activities:
Purchases of investment securities available for sale	(16,612)	(56,233)	(61,843)
Purchases of mortgage backed securities available for sale	(16,819)	(56,583)	(78,570)
Purchases of FHLB and FRB stock	(1,981)	(385)	(1,056)
Proceeds from callable investment securities available for sale	1,250	—	—
Proceeds from maturities of investment securities available for sale	38,000	78,250	81,500
Proceeds from pay-downs of mortgage backed securities available for sale	32,486	28,385	27,559
Proceeds from sales of investment securities available for sale	10,966	117	2,993
Proceeds from sales of FHLB and FRB stock	135	—	—
Purchase of bank owned life insurance	—	(1,000)	(6,000)
Increase in loans, net of repayments	(62,840)	(88,548)	(76,143)
Purchases of premises and equipment, net	(8,615)	(9,550)	(4,884)
Proceeds from sale of bank shell	1,000	—	—
Proceeds from sale of other real estate owned	210	—	392
Net cash from acquisition of Valrico State bank	7,650	—	—
Net cash from acquisition of Mid FL bank	—	13,646	—

Net cash used in investing activities	(15,170)	(91,901)	(116,052)

Cash flows from financing activities:
Net (decrease) increase in deposits	(50,777)	97,437	57,775
Net (decrease) increase in securities sold under agreement to repurchase	(19,664)	10,981	17,184
Net increase (decrease) in other borrowed funds	31,518	(1,000)	1,000
Net proceeds from common stock issuance	—	—	34,854
Stock options exercised, including tax benefit in 2007 and 2006	676	488	613
Dividends paid	(1,820)	(1,535)	(1,225)

Net cash (used in ) provided by financing activities	(40,067)	106,371	110,201

Net increase (decrease) in cash and cash equivalents	(47,573)	25,095	4,811
Cash and cash equivalents, at beginning of year	120,021	94,926	90,115

Cash and cash equivalents, at end of year	$72,448	$120,021	$94,926

Transfer of loans to other real estate owned	$798	$—	$—

Shares issued pursuant to acquisitions	$22,443	$10,965	$—

Cash paid during the year for:
Interest	$32,568	$21,561	$11,476

Income taxes	$4,292	$6,483	$2,560

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

(1)	Nature of Operations and Summary of Significant Accounting Policies

The consolidated financial statements of CenterState Banks of Florida, Inc. (the “Company”) include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company”), its four wholly owned subsidiary banks (CenterState Bank of Florida, CenterState Bank, CenterState Bank Central Florida and Valrico State Bank) and their wholly owned subsidiary, C. S. Processing.

During 2007, the Company combined two of its subsidiary banks, CenterState Bank of West Florida and CenterState Bank Mid Florida, and changed the name of the combined bank to CenterState Bank. Also during 2007, the Company acquired Valrico State Bank as described in note 21 of these financial statements.

The Company, through its subsidiary banks, operates through 37 locations in nine Counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. C.S. Processing is a 100% owned subsidiary at December 31, 2007, which provides information technology and item processing services for the Company’s four subsidiary banks.

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

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

(h)	Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock

Several of the Company’s banks are members of the FHLB and FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income.

(i)	Bank owned life insurance (BOLI)

The Company, through its subsidiary banks, has purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed further below, bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded bank owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

(n)	Stock based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, for the year ending December 31, 2005:

2005
Net income as reported	$6,330
Deduct: Stock-based compensation expense
Determined under fair value based method	(369)

Pro forma net income	$5,961

Basic earnings per share as reported	$0.68
Pro forma basic earnings per share	$0.64

Diluted earnings per share as reported	$0.66
Pro forma diluted earnings per share	$0.62

(o)	Marketing and advertising costs

Marketing and advertising costs are expensed as incurred.

(p)	Income taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

(q)	Earnings per common share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Historical earnings and dividends per share have been adjusted to reflect the two for one stock split which occurred in May 2006.

(r)	Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of shareholders’ equity.

(s)	Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

(t)	Restrictions on cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

(u)	Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the holding company or by the holding company to stockholders.

(v)	Fair value of financial instruments

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

(w)	Segment reporting

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

Company’s banking subsidiaries. Management believes that the Company meets the aggregation criteria, as defined by SFAS No. 131, for aggregating its operating segments into the bank segment.

(x)	Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

(y)	Effect of new pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company’s consolidated financial position or results of operations.

Effect of newly issued but not yet effective accounting standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

(2)	Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale at December 31, 2007 and 2006, are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$3,001	$37	$0	$3,038
Obligations of U.S. government agencies	39,771	728	(1)	40,498
Mortgage backed securities	117,202	832	(318)	117,716
Municipal securities	38,325	131	(274)	38,182

	$198,299	$1,728	$(593)	$199,434

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$40,425	$6	$(166)	$40,265
Obligations of U.S. government agencies	38,783	133	(184)	38,732
Mortgage backed securities	129,357	274	(1,259)	128,372
Municipal securities	27,837	217	(73)	27,981

	$236,402	$630	$(1,682)	$235,350

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

The estimated fair value of investment securities available for sale at December 31, 2007, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately:

Estimated Fair Value
Investment securities available for sale
Due in one year or less	$5,013
Due after one year through five years	34,591
Due after five years through ten years	14,332
Due after ten years through thirty years	27,782
Mortgage backed securities	117,716

$199,434

Securities pledged at December 31, 2007 and 2006 had a carrying amount (estimated fair value) of $106,552 and $168,338, respectively. These securities were pledged to secure public deposits and repurchase agreements.

Proceeds from sales of investment securities available for sale were $10,966, $117 and $2,993 for the years ending December 31, 2007, 2006 and 2005, respectively. Gross realized gains (losses) on sales of investment securities available for sale during 2007, 2006 and 2005 were $7, $17 and ($3), respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies	—	—	999	1	999	1
Mortgage backed securities	3,892	49	35,029	269	38,921	318
Municipal securities	17,148	157	5,800	117	22,948	274

Total temporarily impaired securities	$21,040	$206	$41,828	$387	$62,868	$593

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

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

(3) Loans

Major categories of loans included in the loan portfolio as of December 31, 2007 and 2006 are:

	December 31,
	2007	2006
Real estate:
Residential	$209,186	$180,869

Commercial	385,669	291,536
Construction, development, land	108,615	60,950

Total real estate	703,470	533,355
Commercial	78,231	68,948
Consumer and other loans	60,687	56,684

	842,388	658,987
Less: Deferred loan origination fees, net	983	1,024

Total loans	841,405	657,963
Less: Allowance for loan losses	10,828	7,355

Total net loans	$830,577	$650,608

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

The following is a summary of information regarding impaired loans at December 31, 2007 and 2006:

	December 31,
Individually impaired loans were as follows:	2007	2006
Impaired loans with no allocated allowance for loan losses	$9,688	$2,522
Impaired loans with allocated allowance for loan losses	2,115	2,464

Total	$11,803	$4,986

Amount of the allowance for loan losses allocated to impaired loans	$812	$372

	2007	2006	2005
Average of impaired loans during the year	$6,094	$5,243	$987

Interest income recognized on impaired loans during the impairment period during 2007 was $492. Cash basis interest income recognized during this same period was $432.

Non performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	December 31,
Non performing loans were as follows:	2007	2006
Non accrual loans	$3,797	$448

Loans past due over 90 days and still accruing interest	$277	$162

Certain principal stockholders, directors and officers and their related interests were indebted to the Company as summarized below, for the periods ending December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
Balance, beginning of year	$14,477	$13,538	$11,037
Additional new loans	15,452	11,491	9,914
Repayments on outstanding loans	(7,985)	(10,552)	(7,413)

Balance, end of year	$21,944	$14,477	$13,538

At December 31, 2007, 2006 and 2005, certain principal stockholders, directors and officers of the Company and their related interests had $11,702, $14,157 and $5,541, respectively, available in lines of credit.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005, are as follows:

	December 31,
	2007	2006	2005
Balance, beginning of year	$7,355	$6,491	$5,685
Provision charged to operations	2,792	717	1,065
Loans charged-off	(997)	(598)	(359)
Recoveries of previous charge-offs	61	98	100

Acquisition of Mid FL Bank	—	647	—
Acquisition of Valrico State Bank	1,617	—	—

Balance, end of year	$10,828	$7,355	$6,491

(4)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2007 and 2006, is as follows:

	December 31,
	2007	2006
Land	$22,516	$16,611
Land improvements	606	591
Buildings	26,087	20,080
Leasehold improvements	1,291	1,164
Furniture, fixtures and equipment	11,973	10,760
Construction in progress	6,158	2,064

	68,631	51,270
Less: Accumulated depreciation	13,173	11,391

	$55,458	$39,879

(5)	Goodwill and Intangible Assets

The change in balance for goodwill during the years 2007 and 2006 is as follows:

	2007	2006
Beginning of year	$9,863	$4,675
Acquired goodwill	18,255	5,188
Impairment	—	—

End of year	$28,118	$9,863

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

Acquired intangible assets were as followed for years ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$6,341	$1,616	$3,857	$774

Estimated amortization expense for each of the next five years:

2008	$777
2009	645
2010	548
2011	526
2012	526

(6)	Deposits

A detail of deposits at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	Weighted Average Interest Rate	2006	Weighted Average Interest Rate
Non-interest bearing deposits	$159,089	—%	$223,602	—%
Interest bearing deposits:
Interest bearing demand deposits	135,442	0.9%	110,627	0.9%
Savings deposits	49,127	0.7%	46,806	0.9%
Money market accounts	93,076	2.6%	100,528	2.8%
Time deposits less than $100,000	238,585	4.8%	183,610	4.6%
Time deposits of $100,000 or greater	297,301	5.0%	227,633	4.9%

	$972,620	3.1%	$892,806	2.7%

The following table presents the amount of certificate accounts at December 31, 2007, maturing during the periods reflected below:

Year	Amount
2008	$467,359
2009	38,833
2010	15,312
2011	6,441
2012	7,941

Total	$535,886

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

A summary of interest expense on deposits for the years ended December 31, 2007, 2006 and 2005, is as follows:

	December 31,
	2007	2006	2005
Interest-bearing demand deposits	$1,375	$659	$317
Savings deposits	431	343	201
Money market accounts	3,314	2,651	1,505
Time deposits less than $100,000	10,244	6,993	4,392
Time deposits of $100,000 or greater	13,326	8,344	3,596

	$28,690	$18,990	$10,011

The Company had deposits from certain principal stockholders, directors and officers and their related interests of approximately $35,180, and $64,313 at December 31, 2007 and 2006, respectively.

(7)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2007 and 2006, the Company had $33,128 and $52,792 in repurchase agreements with weighted average interest rates of 2.93% and 4.39%, respectively. Repurchase agreements are secured by U.S. Treasury securities and government agency securities with fair values of $99,888 and $116,857 at December 31, 2007 and 2006, respectively.

Repurchase agreements averaged $58,329, $49,830 and $38,210 for the years ended December 31, 2007, 2006 and 2005, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $74,526, $54,812 and $49,046, respectively. Total interest expense paid on repurchase agreements for the years ending December 31, 2007, 2006 and 2005, was $2,582, $2,156 and $1,013, respectively, which equates to weighted average interest rates of 4.43%, 4.33% and 2.65%, respectively.

(8)	Other Borrowed Funds

From time to time the Company will borrow short-term either through Federal Home Loan Bank advances or Federal Funds Purchased. At year end, advances from the Federal Home Loan Bank were as follows:

	2007	2006
Daily overnight advances, at December 31, 2007 the interest rate was 4.4%	$36,000	$—
Matures January 2, 2008, interest rate is fixed at 4.6%	1,518	—
Matures March 28, 2008, interest rate is fixed at 5.51%	2,000	—
Matures December 31, 2008, interest rate is fixed at 4.11%	3,000	—

Total	$42,518	$—

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $183,250 of first mortgage loans under a blanket lien arrangement at year end. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $141,720 at year end 2007.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

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

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

(10)	Income Taxes

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31, 2007, 2006 and 2005, is as follows:

	Current	Deferred	Total
December 31, 2007:
Federal	$4,425	$(1,171)	$3,254
State	838	(195)	643

	$5,263	$(1,366)	$3,897

December 31, 2006:
Federal	$3,988	$133	$4,121
State	716	22	738

	$4,704	$155	$4,859

December 31, 2005:
Federal	$3,375	$(195)	$3,180
State	577	(33)	544

	$3,952	$(228)	$3,724

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are presented below:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$4,110	$2,760
Deferred loan fees	320	395
Stock based compensation	225	118
Deferred compensation	725	—
Intangible assets	49	98
Unrealized loss on investment securities available for sale	—	406
Net operating loss carryforward	26	180
Other	77	—

Total deferred tax asset	5,532	3,957

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(2,232)	(595)
Fair value adjustments	(1,376)	(1,076)
Like kind exchange	(300)	(300)
Unrealized gain on investment securities available for sale	(438)	—
Accretion of discounts on investments	(66)	(83)
Other	—	(5)

Total deferred tax liability	(4,412)	(2,059)

Net deferred tax asset	$1,120	$1,898

At December 31, 2007 the Company had approximately $68 of net operating loss carryforwards, federal and state, available to offset future taxable income. These carryforwards will begin to expire in 2024.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for the years before 2004.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

A reconciliation between the actual tax expense and the “expected” tax expense, computed by applying the U.S. federal corporate rate of 35 percent (34 percent for 2005) is as follows:

	December 31,
	2007	2006	2005
“Expected” tax expense	$4,094	$4,661	$3,418
Tax exempt interest, net	(515)	(174)	(79)
Bank owned life insurance	(127)	(97)	(15)
State income taxes, net of federal income tax benefits	418	480	366
Other, net	27	(11)	34

	$3,897	$4,859	$3,724

(11)	Rent

The Company leases land and certain facilities under noncancellable operating leases. The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2008	$566
2009	317
2010	272
2011 2012 Thereafter	274 222 324

$1,975

Rent expense for the years ended December 31, 2007, 2006 and 2005, was $626, $555 and $403, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Operations.

(12)	Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock or Federal Reserve Bank stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments:

	December 31, 2007
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$72,448	$72,448
Investment securities available for sale	199,434	199,434
FHLB and FRB stock	5,408	n/a
Loans, less allowance for loan losses of $10,828	830,577	833,213
Accrued interest receivable	5,843	5,843

Financial liabilities:
Deposits:
Without stated maturities	$436,734	$436,734
With stated maturities	535,886	536,600
Securities sold under agreement to repurchase	33,128	33,128
Corporate debenture	12,500	12,500
Other borrowed funds	42,518	42,518
Accrued interest payable	1,940	1,940

	December 31, 2006
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$120,021	$120,021
Investment securities available for sale	235,350	235,350
FHLB and FRB stock	2,665	n/a
Loans, less allowance for loan losses of $7,355	650,608	648,510
Accrued interest receivable	5,035	5,035

Financial liabilities:
Deposits:
Without stated maturities	$481,563	$481,563
With stated maturities	411,243	411,930
Securities sold under agreement to repurchase	52,792	52,792
Corporate debenture	10,000	10,238
Accrued interest payable	993	993

(13)	Regulatory Capital

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Office of Comptroller of the Currency and the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2007 and 2006, are presented in the table below.

	Actual		For capital adequacy purposes			To be well capitalized under Prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2007:
Total capital (to risk weighted assets)	$138,070	15.0%	$73,785	≥	8%	$92,231	≥	10%
Tier 1 capital (to risk weighted assets)	127,242	13.8%	36,893	≥	4%	55,339	≥	6%
Tier 1 capital (to average assets)	127,242	10.8%	47,196	≥	4%	58,995	≥	5%

December 31, 2006:
Total capital (to risk weighted assets)	$122,387	16.6%	$58,986	≥	8%	$73,716	≥	10%
Tier 1 capital (to risk weighted assets)	115,032	15.6%	29,493	≥	4%	44,230	≥	6%
Tier 1 capital (to average assets)	115,032	11.2%	40,989	≥	4%	51,236	≥	5%

A summary of actual, required, and capital levels necessary to be considered well-capitalized for each of the Company’s subsidiary Banks as of December 31, 2007 and 2006, are presented in the table below. During January 2006, First National Bank of Polk County, N.A. and CenterState Bank of Florida, N.A. were merged together. On March 31, 2006, the Company acquired CenterState Bank Mid Florida. On November 30, 2007, CenterState Bank Mid Florida was combined with CenterState Bank West Florida, N.A., after which the combined bank name was changed to CenterState Bank, N.A.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2007:
CenterState Bank Central Florida, N.A.
Total capital (to risk weighted assets)	$25,464	12.9%	$15,829	≥	8%	$19,786	≥	10%
Tier 1 capital (to risk weighted assets)	23,149	11.7%	7,914	≥	4%	11,872	≥	6%
Tier 1 capital (to average assets)	23,149	9.2%	10,052	≥	4%	12,564	≥	5%
CenterState Bank, N.A.
Total capital (to risk weighted assets)	39,622	12.5%	25,433	≥	8%	31,792	≥	10%
Tier 1 capital (to risk weighted assets)	35,734	11.2%	12,717	≥	4%	19,075	≥	6%
Tier 1 capital (to average assets)	35,734	12.2%	11,733	≥	4%	14,667	≥	5%
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	35,833	12.9%	22,190	≥	8%	27,737	≥	10%
Tier 1 capital (to risk weighted assets)	33,046	11.9%	11,095	≥	4%	16,642	≥	6%
Tier 1 capital (to average assets)	33,046	8.1%	16,412	≥	4%	20,515	≥	5%
Valrico State Bank
Total capital (to risk weighted assets)	19,838	14.5%	10,934	≥	8%	13,667	≥	10%
Tier 1 capital (to risk weighted assets)	18,119	13.3%	5,467	≥	4%	8,200	≥	6%
Tier 1 capital (to average assets)	18,119	11.3%	6,394	≥	4%	7,992	≥	5%

December 31, 2006:
CenterState Bank Central Florida, N.A.
Total capital (to risk weighted assets)	$22,635	13.0%	$13,983	≥	8%	$17,479	≥	10%
Tier 1 capital (to risk weighted assets)	20,877	11.9%	6,992	≥	4%	10,487	≥	6%
Tier 1 capital (to average assets)	20,877	8.3%	10,070	≥	4%	12,588	≥	5%
CenterState Bank West Florida, N.A.
Total capital (to risk weighted assets)	25,695	11.1%	18,487	≥	8%	23,108	≥	10%
Tier 1 capital (to risk weighted assets)	23,250	10.1%	9,243	≥	4%	13,865	≥	6%
Tier 1 capital (to average assets)	23,250	8.5%	10,949	≥	4%	13,686	≥	5%
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	32,276	12.3%	21,005	≥	8%	26,256	≥	10%
Tier 1 capital (to risk weighted assets)	29,767	11.3%	10,503	≥	4%	15,754	≥	6%
Tier 1 capital (to average assets)	29,797	7.4%	16,006	≥	4%	20,007	≥	5%
CenterState Bank Mid Florida
Total capital (to risk weighted assets)	8,757	12.7%	5,512	≥	8%	6,889	≥	10%
Tier 1 capital (to risk weighted assets)	8,234	12.0%	2,756	≥	4%	4,134	≥	6%
Tier 1 capital (to average assets)	8,234	9.5%	3,451	≥	4%	4,314	≥	5%

(14)	Dividends

The Company declared and paid cash dividends of $1,820, $1,535 and $1,225 during the years ended December 31, 2007, 2006 and 2005, respectively. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2007, dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Banks’ regulatory agency, was $28,480, subject to the Banks meeting or exceeding regulatory capital requirements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

(15)	Stock Option Plans

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaces the 1999 Plan discussed below. The 2007 Plan authorizes the issuance of up to 700,000 shares of the Company stock. Of this amount, 600,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 100,000 shares are allocated to directors. During 2007, the Company granted employee incentive stock options for 84,000 shares, with a weighted average exercise price of $17.32 per share, pursuant to this plan. Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. These options vest at a rate of 10% per year for the first eight years and 20% during the ninth year.

In 1999, the Company authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options became 25% vested immediately as of the grant date and continued to vest at a rate of 25% on each anniversary date thereafter until fully vested. At December 31, 2006, there were 104,760 shares available for future grants. There were no stock options granted pursuant to the 1999 Plan during 2007. The 2007 Plan, discussed above, replaced the 1999 Plan. At December 31, 2007 there were 478,074 stock options outstanding which were granted pursuant to the 1999 Plan, of which 456,074 were currently exercisable. No future stock options will be granted from this Plan.

In addition to the 1999 Plan, the Company assumed and converted the stock option plans of its subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2007, they represented exercisable options on 182,100 shares of the Company’s common stock.

In 2004, the Company’s shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 400,000, which amount shall be increased on December 31 of each calendar year. At December 31, 2007, there were no options outstanding pursuant to this plan, and no activity occurred during the twelve month periods ending December 31, 2007 and 2006 relating to our ESPP.

The Company’s stock-based compensation consists solely of expense related to stock options. During the twelve month period ended December 31, 2007, the Company recognized approximately $509 of stock-based compensation expense. As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $548. The weighted average period over which this expense is expected to be recognized is 4.6 years.

The Company granted stock options for 84,000, 31,500 and 41,000 shares of common stock during the twelve month periods ending December 31, 2007, 2006 and 2005, respectively. The Company also acquired stock options for 77,456 shares of common stock pursuant to the merger with CenterState Bank Mid Florida (“Mid FL”) as of the close of business March 31, 2006. These options vested immediately upon change of control, and their fair value was included as a portion of the purchase price paid for Mid FL.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

The estimated fair value of options granted during these periods were calculated as of the grant date (as of the merger date for those options acquired pursuant to the merger of Mid FL) using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date, and as of the merger date in the case of the Mid FL transaction, are as follows:

	2007	2006	2005
Expected option life	6.4 years	6.9 years	10 years
Risk-free interest rate	4.75%	4.91%	4.37%
Expected volatility	29.7%	29.8%	31.5%
Dividend yield	0.82%	0.76%	0.71%

In 2006, the Company determined the expected life of the stock options using the simplified method approach allowed for plain-vanilla share options granted prior to December 31, 2007 as described in SAB 107. For options granted during 2007 and prior to 2006, the Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

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

The weighted-average estimated fair value of stock options granted during the twelve month periods ended December 31, 2007, 2006 and 2005 were $6.33 per share, $8.35 per share and $8.07 per share respectively.

The table below present’s information related to stock option activity for the years ended December 31, 2007, 2006 and 2005 (in thousands of dollars):

	2007	2006	2005
Total intrinsic value of stock options exercised	$689	$910	$173
Cash received from stock options exercised	550	467	156
Gross income tax benefit from the exercise of stock options	126	22	—

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

A summary of stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows (dollars are in thousands, except for per share data):

	December 31, 2007		December 31, 2006		December 31, 2005
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	742,236	$11.41	706,918	$10.43	688,666	$9.98
Options granted	84,000	$17.32	31,500	$18.56	41,000	$17.00
Options exercised	(67,470)	$8.14	(73,638)	$6.34	(18,248)	$8.55
Options forfeited	(21,092)	$15.47	—	—	(4,500)	$9.17
Options issued pursuant to Mid FL merger	—	—	77,456	$12.62	—	—

Options outstanding, end of period	737,674	$12.26	742,236	$11.41	706,918	$10.43

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	737,674	$12.26	5.7 years	$1,426
Options fully vested and expected to vest, December 31, 2007	737,674	$12.26	5.7 years	$1,426
Options exercisable, December 31, 2007	638,174	$11.44	5.2 years	$1,426

(16)	Employee Benefit Plan

Substantially all of the subsidiary banks’ employees are covered under the Company’s 401(k) compensation and incentive plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2007, 2006 and 2005, the Company’s contributions to the plan were $668, $842 and $650, respectively, which are included in salary and benefits on the Consolidated Statements of Operations.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

(17)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheet

December 31, 2007 and 2006

	2007	2006
Assets:
Cash and due from banks	$524	$1,278
Inter-company receivable from bank subsidiaries	17,000	32,000
Investment in wholly-owned bank subsidiaries	144,769	94,426
Prepaid expenses and other assets	2,034	717

Total assets	$164,327	$128,421

Liabilities:
Accounts payable and accrued expenses	$3,545	$1,089
Corporate debenture	12,500	10,000

Total liabilities	16,045	11,089

Stockholders’ Equity:
Common stock	124	111
Additional paid-in capital	110,604	86,989
Retained earnings	36,857	30,878
Accumulated other comprehensive loss	697	(646)

Total stockholders’ equity	148,282	117,332

Total liabilities and stockholders’ equity	$164,327	$128,421

Condensed Statements of Operations

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Other income	$4	$22	$21
Interest expense	1,021	864	682
Operating expenses	2,721	2,587	1,303

Loss before equity in net earnings of subsidiaries	(3,738)	(3,429)	(1,964)

Equity in net earnings of subsidiaries (net of income tax expense of $5,213, $6,010 and $4,457 at December 31, 2007, 2006 and 2005, respectively)	10,223	10,737	7,561

Net income before income tax benefit	6,485	7,308	5,597
Income tax benefit	(1,314)	(1,151)	(733)

Net income	$7,799	$8,459	$6,330

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

Condensed Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$7,799	$8,459	$6,330
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(10,223)	(10,737)	(7,561)
Increase (decrease) in payables and accrued expenses	307	434	120
(Increase) decrease in other assets	(278)	(189)	117
Stock based compensation expense	509	594	—
Realized gain on sale of available for sale securities	—	(17)	—

Net cash flows used in operating activities	(1,886)	(1,456)	(994)

Cash flows from investing activities:
Inter-company receivables from subsidiary banks	15,000	5,000	(37,000)
Cash payments for merger transaction costs	(454)	(279)	—
Cash payments to VSB shareholders	(12,223)	—	—
Cash payments to Mid FL shareholders	(47)	(4,207)	—
Proceeds from maturities of investment securities AFS	—	300	—
Proceeds from sales of investment securities available for sale	—	117	—
Investment in subsidiaries	—	(1,000)	(3,000)

Net cash flows used in investing activities	2,276	(69)	(40,000)

Cash flows from financing activities:
Stock options exercised, net of tax benefit in 2007 and 2006	676	488	613
Dividends paid to shareholders	(1,820)	(1,535)	(1,225)
Net proceeds from common stock issuance	—	—	34,854

Net cash flows provided by financing activities	(1,144)	(1,047)	34,242

Net (decrease )increase in cash and cash equivalents	(754)	(2,572)	(6,752)
Cash and cash equivalents at beginning of year	1,278	3,850	10,602

Cash and cash equivalents at end of year	$524	$1,278	$3,850

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

(18)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2007 and 2006, are as follows:

	December 31,
	2007	2006
Standby letters of credit	$4,481	$3,902
Available lines of credit	127,079	122,431
Unfunded loan commitments—fixed	15,044	10,498
Unfunded loan commitments—variable	9,124	10,985

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

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough and Polk Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2007, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough and Polk Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

(20)	Basic and Diluted Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 138,000 stock options that were anti dilutive at December 31, 2007. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented. All per share data has been adjusted to reflect the Company’s May 2006 two for one stock split.

	2007	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$7,799	$8,459	$6,330

Denominator:
Denominator for basic earnings per share
—weighted-average shares	12,108,590	10,964,890	9,357,046
Effect of dilutive securities:
Employee stock options	185,947	267,169	272,148

Denominator for diluted earnings per share
—adjusted weighted-average shares	12,294,537	11,232,059	9,629,194
Basic earnings per share	$0.64	$0.77	$0.68
Diluted earnings per share	$0.63	$0.75	$0.66

(21)	Business combinations

On March 31, 2006, the Company acquired 100% of the outstanding shares of CenterState Bank Mid Florida. The purchase price consisted of cash and stock. Each share of Mid FL common stock was exchanged for $4.35 cash and 0.2774 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on March 31, 2006, the resulting purchase price was $14,559. Other costs include the value of the employee stock options acquired (approximately $760) and transaction expenses of approximately $279. Total cost of the transaction was approximately $15,598. Operating results of CenterState Bank Mid Florida are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, the Company expects to further solidify its market share in the Lake County, Florida market, expand its customer base to enhance deposit fee income, and reduce operating costs through economies of scale.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

March 31, 2006 Fair Value
Assets:
Cash and due from banks	$1,813
Federal funds sold	16,240
Securities available for sale	11,090
Loans—net	52,689
Premises and equipment	3,345
Goodwill	5,188
Core deposit intangible	3,118
Other assets	533

Total assets	$94,016

Liabilities:
Deposits	$78,302
Other liabilities	116

Total liabilities	78,418
Net assets acquired	15,598

Total liabilities and net assets acquired	$94,016

On April 2, 2007, the Company acquired 100% of the outstanding shares of Valrico Bancorp, Inc. (“VBI”) and its wholly owned subsidiary, Valrico State Bank (“VSB”). The $36,100 purchase price was a combination of 65% stock and 35% cash. Other cost including change of control payments, accelerated deferred compensation arrangements and other transaction costs approximated $3,200. The total cost of the transaction was approximately $39,300. Operating results of VSB are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, the Company expects to further solidify its market share in the Hillsborough County, Florida market, expand its customer base to enhance deposit fee income, and reduce operating costs through economies of scale.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2007, 2006 and 2005

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

April 2, 2007 Fair Value
Assets:
Cash and due from banks	$6,789
Federal funds sold	13,039
Securities available for sale	12,177
Loans—net	120,226
Premises and equipment	9,289
Goodwill	18,256
Core deposit intangible	2,484
Other assets	1,830

Total assets	$184,090

Liabilities:
Deposits	$130,614
Other liabilities	16,898

Total liabilities	147,512
Net assets acquired	36,578

Total liabilities and net assets acquired	$184,090

(22)	Sale of bank shell

On November 30, 2007 the Company closed a set of related transactions that effectively resulted in combining two of the Company’s subsidiary Banks into one and selling the shell of the other. The two Banks that we combined were CenterState Bank West Florida, N.A. (“CSWFL”) and CenterState Bank Mid Florida (“Mid FL”). CSWFL was the surviving bank and its name was subsequently changed to CenterState Bank, N.A. The Company effectively sold the shell of the Mid FL subsidiary Bank to an out of state bank for $1,000,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 7th day of March, 2008.

CenterState BANKS OF FLORIDA, INC.

/s/ ERNEST S. PINNER
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 7, 2008.

Signature	Title

/s/ E. S “ERNIE” PINNER E. S. “Ernie” Pinner	Chairman of the Board President and Chief Executive Officer

/s/ JAMES H. BINGHAM James H. Bingham	Director

/s/ G. ROBERT BLANCHARD, JR. G. Robert Blanchard, Jr.	Director

/S/ TERRY W. DONLEY Terry W. Donley	Director

/S/ FRANK M. FOSTER, JR. Frank M. Foster, Jr.	Director

/s/ GAIL E. GREGG-STRIMENOS Gail E. Gregg-Strimenos	Director

/s/ BRYAN W. JUDGE Bryan W. Judge	Director

/s/ SAMUEL L. LUPFER, IV Samuel L. Lupfer, IV	Director

/s/ LAWRENCE W. MAXWELL Lawrence W. Maxwell	Director

/S/ RULON D. MUNNS Rulon D. Munns	Director

Signature	Title

/S/ G. TIERSO NUNEZ II G. Tierso Nunez II	Director

/S/ THOMAS E. OAKLEY Thomas E. Oakley	Director

/S/ J. THOMAS ROCKER J. Thomas Rocker	Director

CenterState Banks of Florida, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
3.4	Amendment to bylaws of CenterState Banks of Florida, Inc.

10.7	Noncompete and Nonsolicitation Agreement between CenterState Banks of Florida, Inc. and subsidiary bank president Timothy A. Pierson.

21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe Chizek and Company LLC

23.2	Consent of KPMG LLP

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002