Form 10-Q
period 2008-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2008-05-08
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from              to

Commission file number 000-32017

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

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	12,444,407 shares
(class)	Outstanding at May 7, 2008

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of March 31, 2008	As of December 31, 2007
ASSETS
Cash and due from banks	$36,279	$30,293
Federal funds sold and money market accounts	81,585	42,155

Cash and cash equivalents	117,864	72,448

Investment securities available for sale, at fair value	192,773	199,434

Loans	833,743	841,405
Less allowance for loan losses	(11,258)	(10,828)

Net Loans	822,485	830,577

Accrued interest receivable	5,535	5,843
Federal Home Loan Bank and Federal Reserve Bank stock	5,321	5,408
Bank premises and equipment, net	56,559	55,458
Deferred income taxes, net	550	1,120
Goodwill	28,118	28,118
Core deposit intangible	4,525	4,725
Bank owned life insurance	9,823	9,728
Other real estate owned	792	583
Prepaid expense and other assets	4,254	3,988

TOTAL ASSETS	$1,248,599	$1,217,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand – non-interest bearing	$172,711	$159,089
Demand – interest bearing	148,155	135,442
Savings and money market accounts	165,320	142,203
Time deposits	518,911	535,886

Total deposits	1,005,097	972,620

Securities sold under agreement to repurchase	35,005	33,128
Corporate debenture	12,500	12,500
Other borrowed funds	38,000	42,518
Accrued interest payable	1,881	1,940
Accounts payables and accrued expenses	6,134	6,442

Total liabilities	1,098,617	1,069,148

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 12,444,407 and 12,436,407 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively	124	124
Additional paid-in capital	110,773	110,604
Retained earnings	37,470	36,857
Accumulated other comprehensive income	1,615	697

Total stockholders’ equity	149,982	148,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,248,599	$1,217,430

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar 31, 2008	Mar 31, 2007
Interest income:
Loans	$14,988	$13,009
Investment securities available for sale:
Taxable	1,943	2,480
Tax-exempt	380	295
Federal funds sold and other	655	736

	17,966	16,520

Interest expense:
Deposits	7,288	5,992
Securities sold under agreement to repurchase	200	709
Corporate debenture	247	220
Other borrowed funds	417	1

	8,152	6,922

Net interest income	9,814	9,598
Provision for loan losses	604	282

Net interest income after loan loss provision	9,210	9,316

Other income:
Service charges on deposit accounts	1,086	953
Commissions from mortgage broker activities	21	52
Commissions on sale of mutual funds and annuities	109	80
Debit card and ATM fees	261	188
Loan related fees	107	75
BOLI income	95	74
Gain on sale of securities	44	—
Other service charges and fees	148	118

	1,871	1,540

Other expenses:
Salaries, wages and employee benefits	5,330	4,655
Occupancy expense	1,130	914
Depreciation of premises and equipment	589	504
Supplies, stationary and printing	190	146
Marketing expenses	273	287
Data processing expense	298	280
Legal, auditing and other professional fees	263	196
Core deposit intangible (CDI) amortization	199	139
Postage and delivery	90	68
ATM related expenses	109	103
Bank regulatory expenses	184	98
Other expenses	822	683

Total other expenses	9,477	8,073

Income before provision for income taxes	1,604	2,783
Provision for income taxes	493	975

Net income	$1,111	$1,808

Earnings per share:
Basic	$0.09	$0.16
Diluted	$0.09	$0.16
Common shares used in the calculation of earnings per share:
Basic	12,442,517	11,146,978
Diluted	12,581,714	11,406,681

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net Income	$1,111	$1,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	604	282
Depreciation of premises and equipment	589	504
Amortization of purchase accounting adjustments	142	130
Net amortization/accretion of investment securities	(9)	27
Net deferred loan origination fees	(132)	(38)
OREO valuation write down	20	—
Gain on sale of securities available for sale	(44)	—
Deferred income taxes	(6)	9
Stock based compensation expense	91	135
Bank owned life insurance income	(95)	(74)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	42	(843)
Net change in accrued interest payable, accrued expense, and other liabilities	(360)	(244)

Net cash provided by operating activities	1,953	1,696

Cash flows from investing activities:
Purchases of investment securities available for sale	(3,200)	(12,631)
Purchases of mortgage backed securities available for sale	(18,037)	(11,895)
Purchases of FHLB and FRB stock	(414)	(57)
Proceeds from maturities of investment securities available for sale	2,109	17,000
Proceeds from called investment securities available for sale	4,000	—
Proceeds from pay-downs of mortgage backed securities available for sale	9,156	7,011
Proceeds from sales of investment securities available for sale	2,684	—
Proceeds from sales of mortgage backed securities available for sale	11,496	—
Proceeds from sales of FHLB and FRB stock	501	—
Decrease (increase) in loans, net of repayments	7,402	(26,360)
Purchases of premises and equipment, net	(1,690)	(2,156)
Proceeds from sale of other real estate owned	46	—

Net cash used in investing activities	14,053	(29,088)

Cash flows from financing activities:
Net increase (decrease) in deposits	32,471	(3,159)
Net increase in securities sold under agreement to repurchase	1,877	10,744
Net decrease in other borrowings	(4,518)	—
Stock options exercised, including tax benefit	78	431
Dividends paid	(498)	(391)

Net cash provided by financing activities	29,410	7,625

Net increase (decrease) in cash and cash equivalents	45,416	(19,767)
Cash and cash equivalents, beginning of period	72,448	120,021

Cash and cash equivalents, end of period	$117,864	$100,254

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Three months ended March 31,
	2008	2007
Transfer of loan to other real estate owned	$275	$215

Cash paid during the period for:
Interest	$8,209	$6,895

Income taxes	$—	$—

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, C. S. Processing. Our four subsidiary banks operate through 37 locations in nine Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2008 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 865,000 stock options that were anti dilutive at March 31, 2008. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

	For the three months ended March 31,
	2008			2007
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common Stockholders	$1,111	12,442,517	$0.09	$1,808	11,146,978	$0.16
Effect of dilutive securities:
Incremental shares from assumed exercise of stock Options	—	139,197	—	—	259,703	—

Diluted EPS
Net earnings available to common stockholders and assumed Conversions	$1,111	12,581,714	$0.09	$1,808	11,406,681	$0.16

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended
	Mar 31, 2008	Mar 31, 2007
Net income	$1,111	$1,808

Other comprehensive income, net of tax:
Unrealized holding gain arising during the period	945	401
Reclassified adjustments for gain included in net income, net of income taxes of $17	(27)	—

Other comprehensive income, net of tax	918	401

Comprehensive income	$2,029	$2,209

NOTE 4: Subsequent sale of branch

The Company sold one of its branch office buildings on April 1, 2008 for $2,500,000 and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. A pre-tax gain on the sale of approximately $1,483,000 was recognized during April. The branch office has been operating from its current location since October 1996. It has approximately $14 million in deposits and $11 million in loans. The sale was for the real estate only. It is our intention to eventually transfer the related customer accounts to either a new branch office that has not yet been identified or to one of our existing branch locations.

NOTE 5: Fair value

FASB Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

		Fair value measurements at March 31, 2008 using
	Mar 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale securities	$192,773	$0	$192,773	$0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

		Fair value measurements at March 31, 2008 using
	Mar 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired loans	$17,747	$0	$17,747	$0

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $18,947,000, with a valuation allowance of $1,200,000, resulting in an additional provision for loan losses of $388,000 for the period.

NOTE 6: Effect of new pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

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

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2008 AND DECEMBER 31, 2007

Overview

Total assets were $1,248,599,000 as of March 31, 2008, compared to $1,217,430,000 at December 31, 2007, an increase of $31,169,000 or 2.6%. The increase resulted primarily from internally generated deposit growth.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $81,585,000 at March 31, 2008 (approximately 6.5% of total assets) as compared to $42,155,000 at December 31, 2007 (approximately 3.5% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. Treasury and government agency securities, and municipal tax exempt securities were $192,773,000 at March 31, 2008 (approximately 15% of total assets) compared to $199,434,000 at December 31, 2007 (approximately 16% of total assets), a decrease of $6,661,000 or 3.3%. These securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended March 31, 2008, were $834,971,000, or 75% of average earning assets, as compared to $669,005,000, or 69% of average earning assets, for the quarter ending March 31, 2007. Total loans, net of unearned fees and cost, at March 31, 2008 and December 31, 2007 were $833,743,000 and $841,405,000, respectively, a decrease of $7,662,000, or 0.9%. This represents a loan to total asset ratio of 67% and 69% and a loan to deposit ratio of 83% and 87%, at March 31, 2008 and December 31, 2007, respectively. The lack of growth in loans during this period was due to the current economic environment in general and the lending environment in particular in central Florida.

Our residential real estate loans totaled $209,591,000 or 25% of our total loans as of March 31, 2008. As with all of our loans, these are originated in our geographical market area in central Florida. We do not engage in sub-prime lending. As of this same date, our commercial real estate loans totaled $389,316,000, or 47% of our total loans. Construction, development, and land loans totaled $95,700,000, or 11% of our loans. As a group, all of our real estate collateralized loans represent approximately 83% of our total loans at March 31, 2008. The remaining 17% is comprised of commercial loans (9%) and consumer loans (8%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	March 31, 2008	Dec 31, 2007
Real estate loans
Residential	$209,591	$209,186
Commercial	389,316	385,669
Construction, development, land	95,700	108,615

Total real estate	694,607	703,470

Commercial	77,495	78,231
Other	62,493	60,687

Gross loans before	834,595	842,388

Unearned fees/costs	(852)	(983)

Total loans net of unearned fees	833,743	841,405

Allowance for loan losses	(11,258)	(10,828)

Total loans net of unearned fees and allowance for loan losses	$822,485	$830,577

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at March 31, 2008 and December 31, 2007.

(amounts are in thousands of dollars)	Mar 31, 2008	Dec 31, 2007	Increase (decrease)
Impaired loans	$18,947	$11,803	$7,144
Component 1 (specific allowance)	1,200	812	388
Specific allowance as percentage of impaired loans	6.33%	6.88%	(55 bps )

Total loans other than impaired loans	814,796	829,602	(14,806)
Component 2 (general allowance)	10,058	10,016	42
General allowance as percentage of non impaired loans	1.23%	1.21%	2 bps

Total loans	833,743	841,405	(7,662)
Total allowance for loan losses	11,258	10,828	430
Allowance for loan losses as percentage of total loans	1.35%	1.29%	6 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.35% at March 31, 2008 compared to 1.29% at December 31, 2007. Our ALLL increased by $430,000 during this three month period. Of this amount, $42,000 relates to an increase in our Component 2, or general allowance, as described and discussed above. This increase is primarily due to changes in this component’s environmental risk factors net of the decrease in our loan portfolio. The remaining $388,000 increase is due to an increase in our Component 1, or specific allowance. This Component is the result of specific allowance analyses prepared for each of our impaired loans.

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

	Three month period end March 31,
	2008	2007
Allowance at beginning of period	$10,828	$7,355
Charge-offs
Commercial loans	—	—
Real estate loans	(226)	—
Consumer loans	(72)	(27)

Total charge-offs	(298)	(27)

Recoveries
Commercial loans	6	1
Real estate loans	78	6
Consumer loans	40	15

Total recoveries	124	22

Net charge-offs	(174)	(5)
Provision for loan losses	604	282

Allowance at end of period	$11,258	$7,632

Nonperforming assets

Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus repossessed real estate owned (“OREO”) and repossessed assets other than real estate. We place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Mar. 31 2008	Dec. 31 2007
Non-accrual loans	$9,101	$3,797
Past due loans 90 days or more and still accruing interest	2,345	277

Total non-performing loans	11,446	4,074

Other real estate owned	792	583
Repossessed assets other than real estate	236	170

Total non-performing assets	$12,474	$4,827

Total non-performing loans as a percentage of total loans	1.37%	0.48%
Total non-performing assets as a percentage of total assets	1.00%	0.40%
Allowance for loan losses	$11,258	$10,828
Allowance for loan losses as a percentage of non-performing loans	98%	266%

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of March 31, 2008, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $56,559,000 at March 31, 2008 compared to $55,458,000 at December 31, 2007, an increase of $1,101,000 or 2%. This amount is the result of purchases and construction costs totaling $1,690,000 less $589,000 of depreciation expense. Most of these costs relate to construction activity at several of our office locations.

Deposits

Total deposits were $1,005,097,000 at March 31, 2008, compared to $972,620,000 at December 31, 2007, an increase of $32,477,000 or 3.3% (13% on an annualized basis). Deposit growth, especially in core deposits (i.e. non time deposit accounts) has been a challenge. Core deposit growth has been and remains a primary focus for us. Our subsidiary Presidents have initiated various incentive programs throughout their Banks as well as other marketing efforts targeted at deposit growth. We believe there are several forces causing the slow down in deposit growth, including the interest rate environment which may have enticed customers to shift from lower yielding accounts to higher yielding time deposits and the slow down in real estate activity in Florida, which translates into less transactions which equates to lower balances held in title company accounts and other real estate related accounts. We are very pleased to report not only an increase in our deposits during this first quarter of 2008, as discussed above, but even more so to report that the growth in deposits are in core deposits. Our core deposits increased by $49,452,000, or 11.3% and our time deposits decreased by $16,975,000, or 3.2%. Although we view this change as a positive, our average deposits for the current quarter ($989,849,000) were slightly less than the average for the previous quarter ($991,055,000).

The table below sets forth our deposits by type and as a percentage to total deposits at March 31, 2008 and December 31, 2007 (amounts shown in the table are in thousands of dollars).

	Mar 31, 2008	% of total	Dec 31, 2007	% of total
Demand – non-interest bearing	$172,711	17%	$159,089	16%
Demand – interest bearing	148,155	15%	135,442	14%
Savings and money market accounts	165,320	16%	142,203	15%
Time deposits	518,911	52%	535,886	55%

Total deposits	$1,005,097	100%	$972,620	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $35,005,000 at March 31, 2008 compared to $33,128,000 at December 31, 2007, resulting in an increase of $1,877,000, or 6%.

Other borrowed funds

From time to time we borrow short-term either through Federal Home Loan Bank advances or Federal Funds Purchased. At March 31, 2008 and December 31, 2007, advances from the Federal Home Loan Bank were as follows (amounts are in thousands of dollars).

	Mar 31, 2008	Dec 31, 2007
Daily overnight advances, at December 31, 2007 the interest rate is 4.4%	$—	$36,000
Matures January 2, 2008, interest rate is fixed at 4.6%	—	1,518
Matures March 28, 2008, interest rate is fixed at 5.51%	—	2,000
Matures August 1, 2008, interest rate is fixed at 2.92%	10,000	—
Matures October 22, 2008, interest rate is fixed at 3.02%	5,000	—
Matures December 31, 2008, interest rate is fixed at 4.11%	3,000	3,000
Matures January 12, 2009, interest rate is fixed at 3.48%	10,000	—
Matures February 2, 2009, interest rate is fixed at 2.72%	10,000	—

Total	$38,000	$42,518

Corporate debentures

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

Stockholders’ equity

Stockholders’ equity at March 31, 2008, was $149,982,000, or 12.0% of total assets, compared to $148,282,000, or 12.2% of total assets at December 31, 2007. The increase in stockholders’ equity was due to the following items:

$148,282,000	Total stockholders’ equity at December 31, 2007
1,111,000	Net income during the period
(498,000)	Dividends declared and paid ($0.04 per share)
918,000	Net increase in market value of securities available for sale, net of deferred taxes
78,000	Employee stock options exercised
91,000	Employee stock option expense consistent with SFAS #123(R)

$149,982,000	Total stockholders’ equity at March 31, 2008

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2008, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2008 and December 31, 2007 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2008
Total capital (to risk weighted assets)	$139,482	15.1%	$92,445	> 10%	$47,037
Tier 1 capital (to risk weighted assets)	128,224	13.9%	55,467	> 6%	72,757
Tier 1 capital (to average assets)	128,224	10.7%	60,218	> 5%	68,006

December 31, 2007
Total capital (to risk weighted assets)	$138,070	15.0%	$92,231	> 10%	$45,839
Tier 1 capital (to risk weighted assets)	127,242	13.8%	55,339	> 6%	71,903
Tier 1 capital (to average assets)	127,242	10.8%	58,995	> 5%	68,247

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

Overview

Net income for the three months ended March 31, 2008 was $1,111,000 or $0.09 per share basic and diluted, compared to $1,808,000 or $0.16 per share basic and diluted for the same period in 2007. The primary reason for the difference was the 48bps decrease in our net interest margin which decreased from 4.09% in the first quarter of 2007 to 3.61% in the first quarter of 2008.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended March 31, 2008 was 2.97% and 0.36%, respectively, as compared to 6.17% and 0.69%, respectively, for the same period in 2007.

Net interest income/margin

Net interest income increased $216,000 or 2% to $9,814,000 during the three month period ended March 31, 2008 compared to $9,598,000 for the same period in 2007. The $216,000 increase was the result of a $1,446,000 increase in interest income less a $1,230,000 increase in interest expense.

Interest earning assets averaged $1,109,136,000 during the three month period ended March 31, 2008 as compared to $964,370,000 for the same period in 2007, an increase of $144,766,000, or 15%. The yield on average interest earning assets decreased 44bps to 6.51% (43bps to 6.57% tax equivalent basis) during the three month period ended March 31, 2008, compared to 6.95% (7.00% tax equivalent basis) for the same period in 2007. The combined effects of the $144,766,000 increase in average interest earning assets and the 44bps (43bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $1,446,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $914,645,000 during the three month period ended March 31, 2008 as compared to $746,143,000 for the same period in 2007, an increase of $168,502,000, or 23%. The cost of average interest bearing liabilities decreased 18bps to 3.58% during the three month period ended March 31, 2008, compared to 3.76% for the same period in 2007. The combined effects of the $168,502,000 increase in average interest bearing liabilities and the 18bps decrease in cost on average interest bearing liabilities resulted in the $1,230,000 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2008 and 2007 on a tax equivalent basis (in thousands of dollars).

	Three months ended March 31,
	2008			2007
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$834,971	$15,018	7.23%	$669,005	$13,035	7.90%
Securities- taxable (3) (9)	236,379	2,598	4.42%	265,435	3,216	4.91%
Securities- tax exempt (9)	37,786	501	5.33%	29,930	402	5.45%

Total earning assets	1,109,136	18,117	6.57%	964,370	16,653	7.00%

Allowance for loan losses	(10,896)			(7,423)
All other assets	138,754			104,594

Total assets	$1,236,994			$1,061,541

Deposits (4)	826,334	7,288	3.55%	673,561	5,992	3.61%
Borrowings (5)	75,811	617	3.27%	62,582	710	4.60%
Corporate debenture (6)	12,500	247	7.95%	10,000	220	8.92%
Total interest bearing

Liabilities	914,645	8,152	3.58%	746,143	6,922	3.76%

Demand deposits	163,515			192,945
Other liabilities	8,552			3,695
Stockholders’ equity	150,282			118,758

Total liabilities and

Stockholders’ equity	$1,236,994			$1,061,541

Net interest spread (tax equivalent basis) (7)			2.99%			3.24%

Net interest income (tax equivalent basis)		$9,965			$9,731

Net interest margin (tax equivalent basis) (8)			3.61%			4.09%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $95,000 and $138,000 for the three month periods ended March 31, 2008 and 2007.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.
Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of $2,000 and $9,000 for the three month periods ended March 31, 2008 and 2007. Amounts are shown net.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $322,000, or 114%, to $604,000 during the three month period ending March 31, 2008 compared to $282,000 for the comparable period in 2007. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2008 was $1,871,000 compared to $1,540,000 for the comparable period in 2007. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Mar 31, 2008	Mar 31, 2007	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,086	$953	$133	14.0%
Commissions from mortgage broker activities	21	52	(31)	(59.6)%
Commissions from sale of mutual funds and annuities	109	80	29	36.3%
Debit card and ATM fees	261	188	73	38.8%
Loan related fees	107	75	32	42.7%
BOLI income	95	74	21	28.4%
Rental income	72	55	17	30.9%
Gain on sale of securities	44	—	44	n/a
Other service charges and fees	76	63	13	20.6%

Total non-interest income	$1,871	$1,540	$331	21.5%

We acquired VBI, and its wholly owned subsidiary VSB (“Valrico State Bank”), on April 2, 2007, as such, their non-interest income is included in our first quarter of 2008 (approximately $241,000), but not included in our first quarter of 2007. Excluding VSB, our non-interest income would have increased $90,000, or 5.8%, versus $331,000, or 21.5%, as reported above. Most of the gain on sale of securities occurred at our VSB bank, approximately $39,000 of the $44,000 reported above.

The largest subcomponent included in “Service charges on deposit accounts” is NSF fees, which increased $90,000 to $751,000 in our first quarter of 2008, compared to $661,000 during the first quarter of 2007. Of this increase, $69,000 relates to NSF fees generated at our VSB bank, which was not part of our consolidated group during the first quarter of 2007 as discussed above. As reported previously, one of our banks initiated an on-going checking account marketing campaign during the fourth quarter of 2006 which is designed to increase fees, as well as increase the number of checking accounts. Primarily as a result of this program, this bank’s NSF fees increased by approximately $121,000, or 53%, from $225,000 in the first quarter of 2007 to $346,000 in the first quarter of 2008. Our remaining banks had a net decrease in their NSF fees quarter to quarter of approximately $100,000 which is primarily due to changing the daily cut-off time from 2 o’clock to 6 o’clock.

Commissions from mortgage broker activities are dependent on market place forces including supply and demand of single family residential property in our local markets. The single family real estate market has slowed downed considerably in our market areas in central Florida. Commissions from the sale of mutual funds and annuities are also dependent on market place forces including the successful efforts of our investment sales representatives. Commissions earned are expected to fluctuate period to period.

Non-interest expense

Non-interest expense for the three months ended March 31, 2008 increased $1,404,000, or 17.4%, to $9,477,000, compared to $8,073,000 for the same period in 2007. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Mar 31, 2008	Mar 31, 2007	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$3,990	$3,243	$747	23.0%
Employee incentive/bonus compensation	389	513	(124)	(24.2)%
Employee stock option expense	91	135	(44)	(32.6)%
Health insurance and other employee benefits	509	542	(33)	(6.1)%
Payroll taxes	329	331	(2)	(0.6)%
Other employee related expenses	232	170	62	36.5%
Incremental direct cost of loan origination	(210)	(279)	69	24.7%

Total salaries, wages and employee benefits	$5,330	$4,655	$675	14.5%
Occupancy expense	1,130	914	216	23.6%
Depreciation of premises and equipment	589	504	85	16.9%
Supplies, stationary and printing	190	146	44	30.1%
Marketing expenses	273	287	(14)	(4.9)%
Data processing expense	298	280	18	6.4%
Legal, auditing and other professional fees	263	196	67	34.2%
Core deposit intangible (CDI) amortization	199	139	60	43.2%
Postage and delivery	90	68	22	32.4%
ATM related expenses	109	103	6	5.8%
Bank regulatory related expenses	184	98	86	87.8%
Other expenses	822	683	139	20.4%

Total non-interest expense	$9,477	$8,073	$1,404	17.4%

We acquired VSB on April 2, 2007, as such, their non-interest expense is included in our first quarter of 2008 (approximately $1,363,000), but not included in our first quarter of 2007. Excluding VSB, our non-interest expense would have increased $41,000, or 0.5%, versus $1,404,000, or 17.4%, as reported above. We managed to hold non-interest expense approximately flat quarter to quarter, excluding VSB, by decreasing expenses in several areas including employee incentive/bonus compensation, employee stock option expense, employee health insurance expense and data processing expense.

Employee health insurance, as listed in the table above, decreased $33,000 between the two periods presented. Excluding VSB, the decrease in this line item was $91,000, or 16.8%. We have been proactive in this area since 2007. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. We do not necessarily expect a decrease in employee health insurance expense for the year 2008, but we do expect very little, if any, increase in this expense from our 2007 levels.

Data processes expenses, as listed in the table above, increased by $18,000 between the two periods presented. When we exclude VSB, the increase turns into a decrease of $72,000, or 26%. Beginning in December 2007 and ending in February 2008, we converted each of our banks’ core processing to in-house data processing solutions. By making this change, we expect net savings to exceed $300,000 per year.

We do not view the decrease in our employee incentive/bonus compensation as a positive event. The bulk of our bonus and incentive plans are tied to the earnings and growth of our Company. If our incentive/bonus compensation expenses are decreasing it is because our earnings and growth are likewise not doing as well.

Employee stock option expense also decreased between the two periods presented. We are required to recognized stock option expense in our income statements beginning in 2006 pursuant to Statement of Financial Accounting Standard No. 123(R). In very general terms, this accounting requirement says that companies are required to estimate the value of options granted to their employees at the grant date, and to amortize this estimated value as compensation expense over the vesting period. In the past, we had historically granted employee stock options with vesting periods of three years. In 2007 we began granting options with substantially longer vesting periods, generally nine years. As such, we can recognize the expense over nine years instead of three. As the older options become fully vested and their related expense begins to drop off, the newer options have less of an impact on current earnings because we stretched their related expense over a longer period. This also has the benefit of tying an employee to the Company over a longer period.

Provision for income taxes

The income tax provision for the three months ended March 31, 2008 was $493,000 (an effective rate of 30.7%) compared to $975,000 (an effective rate of 35.0%) for the same period in 2007. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt securities.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2007 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2007. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2008. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

There has been no material changes in our risk factors from our disclosure in Item 7a of our December 31, 2007 annual report on Form 10-K

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

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: May 8, 2008	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer