Form 10-Q
period 2008-06-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2008-08-07
CIK 1102266

U. S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from              to

Commission file number 000-32017

CENTERSTATE BANKS OF FLORIDA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3606741
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

42745 U.S. Highway 27

Davenport, Florida 33837

(Address of Principal Executive Offices)

(863) 419-7750

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	12,454,407 shares
(class)	Outstanding at July 31, 2008

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

ASSETS	As of June 30, 2008	As of December 31, 2007
Cash and due from banks	$33,784	$30,293
Federal funds sold and money market accounts	36,671	42,155

Cash and cash equivalents	70,455	72,448

Investment securities available for sale, at fair value	193,449	199,434

Loans	849,058	841,405
Less allowance for loan losses	(11,599)	(10,828)

Net Loans	837,459	830,577

Accrued interest receivable	5,017	5,843
Federal Home Loan Bank and Federal Reserve Bank stock	6,575	5,408
Bank premises and equipment, net	58,093	55,458
Deferred income taxes, net	2,280	1,120
Goodwill	28,118	28,118
Core deposit intangible	4,330	4,725
Bank owned life insurance	9,920	9,728
Other real estate owned	2,270	583
Prepaid expense and other assets	4,174	3,988

TOTAL ASSETS	$1,222,140	$1,217,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand – non-interest bearing	$159,176	$159,089
Demand – interest bearing	147,421	135,442
Savings and money market accounts	180,701	142,203
Time deposits	477,029	535,886

Total deposits	964,327	972,620

Securities sold under agreement to repurchase	33,613	33,128
Corporate debenture	12,500	12,500
Other borrowed funds	55,235	42,518
Accrued interest payable	1,563	1,940
Accounts payables and accrued expenses	6,208	6,442

Total liabilities	1,073,446	1,069,148

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized No shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 12,454,407 and 12,436,407 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively	124	124
Additional paid-in capital	110,942	110,604
Retained earnings	38,440	36,857
Accumulated other comprehensive income	(812)	697

Total stockholders’ equity	148,694	148,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,222,140	$1,217,430

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest income:
Loans	$14,156	$16,109	$29,144	$29,118
Investment securities available for sale:
Taxable	1,981	2,490	3,925	4,969
Tax-exempt	385	348	764	643
Federal funds sold and other	344	676	999	1,413

	16,866	19,623	34,832	36,143

Interest expense:
Deposits	6,202	7,098	13,490	13,090
Securities sold under agreement to repurchase	126	827	326	1,536
Corporate debenture	184	266	431	486
Other borrowed funds	324	188	741	189

	6,836	8,379	14,988	15,301

Net interest income	10,030	11,244	19,844	20,842
Provision for loan losses	1,515	376	2,119	658

Net interest income after loan loss provision	8,515	10,868	17,725	20,184

Other income:
Service charges on deposit accounts	1,018	1,146	2,104	2,099
Commissions from mortgage broker activities	29	62	50	114
Commissions from sale of mutual funds and annuities	173	165	282	245
Debit card and ATM fees	274	237	535	425
Loan related fees	91	87	198	162
BOLI income	97	95	192	169
(Loss) gain on sale of securities	(6)	—	38	—
Gain on sale of bank branch office real estate	1,483	—	1,483	—
Other service charges and fees	111	111	259	229

	3,270	1,903	5,141	3,443

Other expenses:
Salaries, wages and employee benefits	5,244	5,265	10,574	9,920
Occupancy expense	1,105	1,083	2,235	1,997
Depreciation of premises and equipment	606	588	1,195	1,092
Supplies, stationary and printing	183	173	373	319
Marketing expenses	261	257	534	544
Data processing expense	317	389	615	669
Legal, auditing and other professional fees	305	276	568	472
Core deposit intangible (CDI) amortization	196	238	395	377
Postage and delivery	88	75	178	143
ATM and debit card related expenses	183	179	352	320
Bank regulatory expenses	217	110	401	208
Other expenses	898	729	1,660	1,374

Total other expenses	9,603	9,362	19,080	17,435

Income before provision for income taxes	2,182	3,409	3,786	6,192
Provision for income taxes	714	1,129	1,207	2,104

Net income	$1,468	$2,280	$2,579	$4,088

Earnings per share:
Basic	$0.12	$0.18	$0.21	$0.35
Diluted	$0.12	$0.18	$0.21	$0.34
Common shares used in the calculation of earnings per share:
Basic	12,447,484	12,400,627	12,445,000	11,777,266
Diluted	12,572,067	12,602,556	12,569,988	11,998,658

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net Income	$2,579	$4,088
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,119	658
Depreciation of premises and equipment	1,195	1,092
Amortization of purchase accounting adjustments	281	223
Net amortization/accretion of investment securities	(10)	59
Net deferred loan origination fees	(201)	(92)
OREO valuation write down	165	—
Gain on sale of securities available for sale	(38)	—
Loss on sale of repossessed real estate owned	—	5
(Gain) loss on disposal of and or sale of fixed assets	(1,483)	12
Deferred income taxes	(212)	(665)
Stock based compensation expense	197	268
Bank owned life insurance income	(192)	(169)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	640	(1,095)
Net change in accrued interest payable, accrued expense, and other liabilities	(597)	(990)

Net cash provided by operating activities	4,443	3,394

Cash flows from investing activities:
Purchases of investment securities available for sale	(7,092)	(14,623)
Purchases of mortgage backed securities available for sale	(37,229)	(15,865)
Purchases of FHLB and FRB stock	(1,668)	(94)
Proceeds from maturities of investment securities available for sale	4,430	26,000
Proceeds from called investment securities available for sale	10,893	—
Proceeds from pay-downs of mortgage backed securities available for sale	18,201	16,189
Proceeds from the sale of investment securities available for sale	2,877	4,986
Proceeds from sales of mortgage backed securities available for sale	11,496	—
Proceeds from sales of FHLB and FRB stock	501	—
Increase in loans, net of repayments	(10,581)	(46,531)
Purchases of premises and equipment, net	(4,551)	(4,763)
Proceeds from sale of bank branch office real estate	2,204	—
Proceeds from sale of other real estate owned (repossessed real estate)	46	210
Net cash from acquisition of Valrico State bank	—	7,650

Net cash used in investing activities	(10,473)	(26,841)

Cash flows from financing activities:
Net decrease in deposits	(8,310)	(25,003)
Net increase in securities sold under agreement to repurchase	485	11,944
Net increase in other borrowings	12,717	3,250
Stock options exercised, including tax benefit	141	515
Dividends paid	(996)	(826)

Net cash provided by (used in) financing activities	4,037	(10,120)

Net decrease in cash and cash equivalents	(1,993)	(33,567)
Cash and cash equivalents, beginning of period	72,448	120,021

Cash and cash equivalents, end of period	$70,455	$86,454

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Six months ended June 30,
	2008	2007
Transfer of loans to other real estate owned	$1,898	$215

Cash paid during the period for:
Interest	$15,362	$15,099

Income taxes	$1,480	$2,235

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the six month period ended June 30, 2008 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share include the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 878,000 stock options that were anti dilutive at June 30, 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

	For the three months ended June 30,
	2008			2007
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common stockholders	$1,468	12,447,484	$0.12	$2,280	12,400,627	$0.18

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	—	124,583	—	—	201,929	—

Diluted EPS
Net earnings available to common stockholders and assumed conversions	$1,468	12,572,067	$0.12	$2,280	12,602,556	$0.18

	For the six months ended June 30,
	2008			2007
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common stockholders	$2,579	12,445,000	$0.21	$4,088	11,777,266	$0.35

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	—	124,988	—	—	221,392	(0.01)

Diluted EPS
Net earnings available to common stockholders and assumed conversions	$2,579	12,569,988	$0.21	$4,088	11,998,658	$0.34

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Six months ended
	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007
Net income	$1,468	$2,280	$2,579	$4,088
Other comprehensive loss, net of tax:
Unrealized holding loss arising during the period	(2,423)	(1,974)	(1,532)	(1,573)
Reclassified adjustments for (loss) gain included in net income, net of income taxes of ($2) and $15	(4)	—	23	—

Other comprehensive loss, net of tax	(2,427)	(1,974)	(1,509)	(1,573)

Comprehensive income	$(959)	$306	$1,070	$2,515

NOTE 4: Sale of bank branch office real estate

The Company sold one of its branch office buildings on April 1, 2008 for $2,500,000 and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. Part of the gain, approximately $120,000, was deferred pursuant to sale lease-back accounting rules, and the remaining amount of the gain, approximately $1,483,000, was recognized currently during the current quarter.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

		Fair value measurements at June 30, 2008 using
	Jun 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale securities	$193,449	$0	$193,449	$0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

		Fair value measurements at June 30, 2008 using
	Jun 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired loans	$18,358	$0	$18,358	$0

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $19,523,000, with a valuation allowance of $1,165,000, resulting in an additional provision for loan losses of $353,000 for the six month period ending June 30, 2008.

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

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2008 AND DECEMBER 31, 2007

Overview

Total assets were $1,222,140,000 as of June 30, 2008, compared to $1,217,430,000 at December 31, 2007, an increase of $4,710,000 or 0.4%. Our assets remained stable period to period, a reflection of the current economic environment.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $36,671,000 at June 30, 2008 (approximately 3.0% of total assets) as compared to $42,155,000 at December 31, 2007 (approximately 3.5% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. government agency securities, municipal tax exempt securities, and U.S. Treasury securities were $193,449,000 at June 30, 2008 (approximately 16% of total assets) compared to $199,434,000 at December 31, 2007 (approximately 16% of total assets), a decrease of $5,985,000 or 3%. These securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended June 30, 2008, were $838,915,000, or 77% of average earning assets, as compared to $813,927,000, or 74% of average earning assets, for the quarter ending June 30, 2007. Total loans, net of unearned fees and cost, at June 30, 2008 and December 31, 2007 were $849,058,000 and $841,405,000, respectively, an increase of $7,653,000, or 0.9%. This represents a loan to total asset ratio of 69% and 69% and a loan to deposit ratio of 88% and 87%, at June 30, 2008 and December 31, 2007, respectively. The reduction in loan growth during this period was due to the current economic environment in general and the lending environment in particular in central Florida.

Total residential real estate loans totaled $211,602,000 or 25% of our total loans as of June 30, 2008. As with all of our loans, these are originated in our geographical market area in central Florida. We do not engage in sub-prime lending. As of this same date, our commercial real estate loans totaled $409,131,000, or 48% of our total loans. Construction, development, and land loans totaled $91,514,000, or 11% of our loans. As a group, all of our real estate collateralized loans represent approximately 84% of our total loans at June 30, 2008. The remaining 16% is comprised of commercial loans (9%) and consumer loans (7%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	June 30, 2008	Dec 31, 2007
Real estate loans
Residential	$211,602	$209,186
Commercial	409,131	385,669
Construction, development, land	91,514	108,615

Total real estate	712,247	703,470
Commercial	78,279	78,231
Consumer and other	59,316	60,687

Gross loans	849,842	842,388
Unearned fees/costs	(784)	(983)

Total loans net of unearned fees	849,058	841,405
Allowance for loan losses	(11,599)	(10,828)

Total loans net of unearned fees and allowance for loan losses	$837,459	$830,577

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at June 30, 2008 and December 31, 2007.

(amounts are in thousands of dollars)	Jun 30, 2008	Dec 31, 2007	Increase (decrease)
Impaired loans	$19,523	$11,803	$7,720
Component 1 (specific allowance)	1,165	812	353
Specific allowance as percentage of impaired loans	5.97%	6.88%	(91 bps	)

Total loans other than impaired loans	829,535	829,602	(67)
Component 2 (general allowance)	10,434	10,016	418
General allowance as percentage of non impaired loans	1.26%	1.21%	5 bps

Total loans	849,058	841,405	7,653
Total allowance for loan losses	11,599	10,828	771
Allowance for loan losses as percentage of total loans	1.37%	1.29%	8 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.37% at June 30, 2008 compared to 1.29% at December 31, 2007. Our ALLL increased by $771,000 during this six month period. Of this amount, $418,000 relates to an increase in our Component 2, or general allowance, as described and discussed above. This increase is primarily due to changes in the loan portfolio mix, changes in our historical charge-off rates and the increase in our loan portfolio. The remaining $353,000 increase is due to an increase in our Component 1, or specific allowance. This Component is the result of specific allowance analyses prepared for each of our impaired loans. The increase in our specific allowance is the result of charge-offs taken during the period, the change in the mix of impaired loans, and the growth in impaired loans.

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. We are committed to the early recognition of problems and to maintaining a sufficient allowance. As of June 30, 2008, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period ended June 30,		Six month period ended June 30,
	2008	2007	2008	2007
Allowance at beginning of period	$11,258	$7,632	$10,828	$7,355
Charge-offs
Commercial loans	(172)	—	(172)	—
Real estate loans	(844)	(15)	(1,070)	(15)
Consumer and other loans	(169)	(102)	(241)	(129)

Total charge-offs	(1,185)	(117)	(1,483)	(144)
Recoveries
Commercial loans	1	—	7	1
Real estate loans	3	4	81	10
Consumer and other loans	7	7	47	22

Total recoveries	11	11	135	33
Net charge-offs	(1,174)	(106)	(1,348)	(111)
Provision for loan losses	1,515	376	2,119	658
Adjustment relating to Valrico merger	—	1,617	—	1,617

Allowance at end of period	$11,599	$9,519	$11,599	$9,519

Non performing loans and non performing assets

Non performing loans are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. We place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status. Non performing loans as a percentage of total loans were 1.23% at June 30, 2008, compared to 0.48% at December 31, 2007.

Non performing assets (which we define as non performing loans, as defined above, plus (a) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $13,089,000 at June 30, 2008, compared to $12,474,000 at March 31, 2008. Non performing assets as a percentage of total assets was 1.07% at June 30, 2008, compared to 0.40% at December 31, 2007.

As shown in the table below, the largest component of non performing loans is non accrual loans, which as of June 30, 2008 management had identified a total of $10,385,000 (60 loans). Of this amount approximately $2,816,000 or 27% are residential real estate loans (19 loans); approximately $4,054,000 or 39% are commercial real estate loans (9 loans); approximately $2,339,000 or 23% are construction, acquisition and development, and land loans (13 loans); approximately $939,000 or 9% are commercial loans (6 loans); and $237,000 or 2% are consumer and all other loans (13 loans).

We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. As indicated above, non accrual construction, acquisition and development, and land loans totaled $2,339,000 at June 30, 2008. This category includes the following loans: 6 loans for $1,065,000 collateralized by 17 residential lots; 3 loans for $637,000 collateralized by three single family homes under construction (spec homes); and, 4 loans for $637,000 for land, other than developed lots. Six of these thirteen loans have a specific allowance which in the aggregate totals $340,000.

The largest non accrual loan we had on our books as of June 30, 2008 is a commercial real estate loan for $1,136,000. The average size non accrual loan is approximately $173,000.

OREO at June 30, 2008 was $2,270,000, which represents eight single family homes ($1,951,000), one mobile home with land ($86,000), and one commercial real estate property ($233,000).

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	June 30, 2008	Mar 31, 2008	Dec 31, 2007
Non-accrual loans	$10,385	$9,101	$3,797
Past due loans 90 days or more and still accruing interest	68	2,345	277

Total non-performing loans (“NPLs”)	10,453	11,446	4,074

Other real estate owned (“OREO”)	2,270	792	583
Repossessed assets other than real estate	366	236	170

Total non-performing assets (“NPAs”)	$13,089	$12,474	$4,827

Total NPLs as a percentage of total loans	1.23%	1.37%	0.48%
Total NPAs as a percentage of total assets	1.07%	1.00%	0.40%
Allowance for loan losses	$11,599	$11,258	$10,828
Allowance for loan losses as a percentage of NPLs	111%	98%	266%

Bank premises and equipment

Bank premises and equipment was $58,093,000 at June 30, 2008 compared to $55,458,000 at December 31, 2007, an increase of $2,635,000 or 4.8%. This amount is the result of purchases and construction costs totaling $4,551,000 less $1,195,000 of depreciation expense and $721,000 relating to the sale of bank branch real estate. Most of these costs relate to construction activity at several of our office locations.

Deposits

Deposit growth, in particular core deposit (i.e. non time deposit) growth, has been a challenge. Core deposit growth has been and remains a primary focus for us. Our subsidiary Presidents have initiated various incentive programs throughout their Banks as well as other marketing efforts targeted at core deposit growth.

During the six month period ended June 30, 2008, total deposits decreased by $8,293,000, or 0.9%. Although total deposits decreased slightly, this is a net result. The underlying metrics indicate the following. That is, time deposits (our higher cost deposits) decreased by $58,857,000, or 11.0%, and core deposits (deposits other than time deposits) increased by $50,564,000, or 11.6%. Furthermore, time deposits were 49% of total deposits at June 30, 2008 compared to 55% at December 31, 2007. This favorable shift in deposit mix along with the repricing of time deposits as they mature subsequent to the decrease in market interest rates during the first quarter of this year contributed to the 14bps improvement in the Company’s net interest margin (“NIM”) during the current quarter compared to the first quarter of the year.

The table below sets forth our deposits by type and as a percentage to total deposits at June 30, 2008 and December 31, 2007 (amounts shown in the table are in thousands of dollars).

	Jun 30, 2008	% of Total	Dec 31, 2007	% of total
Demand – non-interest bearing	$159,176	17%	$159,089	16%
Demand – interest bearing	147,421	15%	135,442	14%
Savings and money market accounts	180,701	19%	142,203	15%
Time deposits	477,029	49%	535,886	55%

Total deposits	$964,327	100%	$972,620	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $33,613,000 at June 30, 2008 compared to $33,128,000 at December 31, 2007, resulting in an increase of $485,000, or 1.5%.

Other borrowed funds

From time to time we borrow short-term either through Federal Home Loan Bank advances or Federal Funds Purchased. At June 30, 2008 and December 31, 2007, advances from the Federal Home Loan Bank were as follows (amounts are in thousands of dollars).

	June 30, 2008	Dec 31, 2007
Daily overnight advances, interest rate was 2.57% and 4.4% at June 30, 2008 and December 31, 2007, respectively	$12,500	$36,000
Daily overnight Federal Funds Purchased , at June 30, 2008 the interest rate was 3.22%	1,735	—
Matures January 2, 2008, interest rate is fixed at 4.6%	—	1,518
Matures March 28, 2008, interest rate is fixed at 5.51%	—	2,000
Matures August 1, 2008, interest rate is fixed at 2.92%	10,000	—
Matures October 22, 2008, interest rate is fixed at 3.02%	5,000	—
Matures December 31, 2008, interest rate is fixed at 4.11%	3,000	3,000
Matures January 12, 2009, interest rate is fixed at 3.48%	10,000	—
Matures February 2, 2009, interest rate is fixed at 2.72%	10,000	—
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	—

Total	$55,235	$42,518

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

Stockholders’ equity

Stockholders’ equity at June 30, 2008, was $148,694,000, or 12.2% of total assets, compared to $148,282,000, or 12.2% of total assets at December 31, 2007. The increase in stockholders’ equity was due to the following items:

$148,282,000	Total stockholders’ equity at December 31, 2007
2,579,000	Net income during the period
(996,000)	Dividends declared and paid ($0.08 per share)
(1,509,000)	Net decrease in market value of securities available for sale, net of deferred taxes
141,000	Employee stock options exercised
197,000	Employee stock option expense consistent with SFAS #123(R)

$148,694,000	Total stockholders’ equity at June 30, 2008

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2008, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2008 and December 31, 2007 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2008
Total capital (to risk weighted assets)	$141,157	15.2%	$92,930	> 10%	$48,227
Tier 1 capital (to risk weighted assets)	129,558	13.9%	55,758	> 6%	73,800
Tier 1 capital (to average assets)	129,558	10.9%	59,321	> 5%	70,237

December 31, 2007
Total capital (to risk weighted assets)	$138,070	15.0%	$92,231	> 10%	$45,839
Tier 1 capital (to risk weighted assets)	127,242	13.8%	55,339	> 6%	71,903
Tier 1 capital (to average assets)	127,242	10.8%	58,995	> 5%	68,247

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

Overview

Net income for the three months ended June 30, 2008 was $1,468,000 or $0.12 per share basic and diluted, compared to $2,280,000 or $0.18 per share basic and diluted for the same period in 2007. The primary reasons for this difference were: (1) the 38bps decrease in our net interest margin which decreased from 4.13% in the second quarter of 2007 to 3.75% in the second quarter of 2008; (2) our loan loss provision was $1,139,000 higher in the current quarter compared to the same quarter last year, and; (3) we recognized a one time non recurring gain of $1,483,000 from the sale of a bank branch office real estate transaction during the current quarter, which partially offset some of the negative impact to earnings listed in (1) and (2).

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended June 30, 2008 was 3.93% and 0.48%, respectively, as compared to 6.41% and 0.74%, respectively, for the same period in 2007.

Net interest income/margin

Net interest income decreased $1,214,000 or 11% to $10,030,000 during the three month period ended June 30, 2008 compared to $11,244,000 for the same period in 2007. The $1,214,000 decrease was the result of a $2,757,000 decrease in interest income less a $1,543,000 decrease in interest expense.

Interest earning assets averaged $1,092,428,000 during the three month period ended June 30, 2008 as compared to $1,106,713,000 for the same period in 2007, a decrease of $14,285,000, or 1.3%. The yield on average interest earning assets decreased 90bps to 6.21% (90bps to 6.27% tax equivalent basis) during the three month period ended June 30, 2008, compared to 7.11% (7.17% tax equivalent basis) for the same period in 2007. The combined effects of the $14,285,000 decrease in average interest earning assets and the 90bps (90bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $2,757,000 ($2,742,000 tax equivalent basis) decrease in interest income between the two periods.

Interest bearing liabilities averaged $905,504,000 during the three month period ended June 30, 2008 as compared to $888,501,000 for the same period in 2007, an increase of $17,003,000, or 1.9%.

The cost of average interest bearing liabilities decreased 74bps to 3.04% during the three month period ended June 30, 2008, compared to 3.78% for the same period in 2007. The combined effects of the $17,003,000 increase in average interest bearing liabilities and the 74bps decrease in cost of average interest bearing liabilities resulted in the $1,543,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2008 and 2007 on a tax equivalent basis (in thousands of dollars).

	Three months ended June 30,
	2008			2007
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$838,915	$14,185	6.80%	$813,927	$16,135	7.95%
Securities- taxable (3)	215,628	2,325	4.34%	258,320	3,166	4.92%
Securities- tax exempt (9)	37,885	523	5.55%	34,466	474	5.52%

Total earning assets	1,092,428	17,033	6.27%	1,106,713	19,775	7.17%

Allowance for loan losses	(11,429)			(9,369)
All other assets	137,878			145,680

Total assets	$1,218,877			$1,243,024

Deposits (4)	815,623	6,202	3.06%	789,457	7,098	3.61%
Borrowings (5)	77,381	450	2.34%	86,544	1,015	4.70%
Corporate debenture (6)	12,500	184	5.92%	12,500	266	8.54%

Total interest bearing Liabilities	905,504	6,836	3.04%	888,501	8,379	3.78%

Demand deposits	154,769			200,164
Other liabilities	8,289			11,608
Stockholders’ equity	150,315			142,751

Total liabilities and Stockholders’ equity	$1,218,877			$1,243,024

Net interest spread (tax equivalent basis) (7)			3.23%			3.39%

Net interest income (tax equivalent basis)		$10,197			$11,396

Net interest margin (tax equivalent basis) (8)			3.75%			4.13%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $95,000 and $163,000 for the three month periods ended June 30, 2008 and 2007.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $2,000 and $2,000 for the three month periods ended June 30, 2008 and 2007.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.

Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $1,139,000, or 303%, to $1,515,000 during the three month period ending June 30, 2008 compared to $376,000 for the comparable period in 2007. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-interest income

Non-interest income for the three months ended June 30, 2008 was $3,270,000 compared to $1,903,000 for the comparable period in 2007. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Jun 30, 2008	Jun 30, 2007	$ increase (decrease)	% Increase (decrease)
Service charges on deposit accounts	$1,018	$1,146	$(128)	(11.2)%
Commissions from mortgage broker activities	29	62	(33)	(53.2)%
Commissions from sale of mutual funds and annuities	173	165	8	4.8%
Debit card and ATM fees	274	237	37	15.6%
Loan related fees	91	87	4	4.6%
BOLI income	97	95	2	2.1%
Other service charges and fees	105	111	(6)	(5.4)%

Subtotal	$1,787	$1,903	$(116)	(6.1)%
Gain on sale of bank branch real estate	1,483	—	1,483	—%

Total non-interest income	$3,270	$1,903	$1,367	71.8%

During the current quarter, we sold one of our branch bank sites and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. A pre-tax gain on the sale of approximately $1,483,000 was recognized during April. The branch office has been operating from its current location since October 1996. It has approximately $14 million in deposits and $12 million in loans. The sale was for the real estate only. It is our intention to eventually transfer the related customer accounts to either a new branch office that has not yet been identified or to one of our existing branch locations. Excluding this transaction, our non-interest income for the first quarter was $1,787,000, which was $116,000 or 6.1% less than our non-interest income for the similar quarter last year. The largest component contributing to the decline was “service charges on deposit accounts,” which was $128,000 or 11.2% less in the current quarter compared to the similar quarter last year. Of this decrease, $112,000 of it relates to a decrease in NSF fees. We recognized $704,000 of NSF fees during the current quarter, which was $112,000 or 13.7% less than the $816,000 of NSF fees recognized in the comparable quarter last year. As reported previously, one of our banks initiated an on-going checking account marketing campaign during the fourth quarter of 2006 which is designed to increase fees, as well as increase the number of checking accounts. Primarily as a result of this program, this bank’s NSF fees have continually increased. During the current quarter, this bank reported NSF fees of $294,000 which was a $15,000 or 5% increase over the $279,000 of NSF fees reported for the comparable quarter last year. Our remaining banks had a net decrease in their NSF fees for comparable quarters of approximately $127,000 which is primarily due to changing the daily customer account cut-off time to a later hour in the day.

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

Non-interest expense

Non-interest expense for the three months ended June 30, 2008 increased $241,000, or 2.6%, to $9,603,000, compared to $9,362,000 for the same period in 2007. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Jun 30, 2008	Jun 30, 2007	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$4,113	$3,840	$273	7.1%
Employee incentive/bonus compensation	287	508	(221)	(43.5)%
Employee stock option expense	107	133	(26)	(19.5)%
Health insurance and other employee benefits	475	575	(100)	(17.4)%
Payroll taxes	279	260	19	7.3%
Other employee related expenses	228	228	—	—%
Incremental direct cost of loan origination	(245)	(279)	34	12.2%

Total salaries, wages and employee benefits	$5,244	$5,265	$(21)	(0.4)%

Occupancy expense	1,105	1,083	22	2.0%
Depreciation of premises and equipment	606	588	18	3.1%
Supplies, stationary and printing	183	173	10	5.8%
Marketing expenses	261	257	4	1.6%
Data processing expense	317	389	(72)	(18.5)%
Legal, auditing and other professional fees	305	276	29	10.5%
Core deposit intangible (CDI) amortization	196	238	(42)	(17.6)%
Postage and delivery	88	75	13	17.3%
ATM and debit card related expenses	183	179	4	2.2%
Bank regulatory related expenses	217	110	107	97.3%
Foreclosure and repossession related expenses	104	22	82	327.7%
Internet and telephone banking	88	74	14	18.9%
Operational write-offs and losses	105	37	68	183.8%
Correspondent accounts and Federal Reserve charges	70	69	1	1.4%
Conferences, seminars, education and training	63	54	9	16.7%
Other expenses	468	473	(5)	(1.1)%

Total non-interest expense	$9,603	$9,362	$241	2.6%

Non-interest expense increased quarter to quarter by 2.6% as listed in the above schedule. As noted in the schedule above and the discussion below, the primary components contributing to this increase were increases in employee salaries and wages, bank regulatory related expenses, foreclosure and repossession related expenses and operational write-offs and losses. Increases in these components were offset by decreases in employee incentive/bonus compensation, employee health insurance expenses and data processing related expenses.

Employee salaries and wages increased $273,000 or 7.1% period to period, as shown in the above table. Part of the increase is due to a larger number of full time equivalent employees (“FTEs”) and part is due to an increase in employee salary and wage expense per FTE. Average FTEs in the current quarter were 384 compared to 376 during the same quarter last year, an increase of 8 or 2.1%. Employee salary and wage expense per FTE during the current quarter was $10,711 per FTE, compared to $10,213 per FTE during the same quarter last year, an increase of $498 per FTE, or 4.9%. The growth in number of FTEs is primarily due to our continued effort to grow our business and normal timing issues relating to normal employee turnover and replacement efforts. The cost per FTE relates to a combination of normal salary increases and the mix of employee level.

We do not view the decrease in our employee incentive/bonus compensation as a positive event. The bulk of our bonus and incentive plans are tied to the earnings and growth of our Company. If our incentive/bonus compensation expenses are decreasing it is because our earnings and growth are likewise not doing as well.

Employee health insurance, as listed in the table above, decreased $100,000 between the two periods presented. We have been proactive in this area since 2007. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. We do not necessarily expect a decrease in employee health insurance expense for the year 2008, but we do expect very little, if any, increase in this expense from our 2007 levels. For the first six months of 2008, we recognized expenses of $984,000 compared to $1,117,000 during the comparable period in 2007, a $133,000 or 11.9% decrease period to period.

Data processing expenses, as listed in the table above, decreased by $72,000 between the two periods presented. Beginning in December 2007 and ending in February 2008, we converted each of our banks’ core processing to in-house data processing solutions. By making this change, we expect net savings to approximate $300,000 per year on a comparable basis.

Bank regulatory expenses increased by $107,000 or 97.3% between the two quarters listed in the table above. The banking regulatory authorities began increasing their charges to our banks during the fourth quarter of 2007. Given the current banking environment, we expect these higher charges to continue into the foreseeable future.

Increase in foreclosure and repossession related expenses is reflective of the current environment and consistent with the increase in our repossessed real estate (OREO) and activity in our repossessed assets other than real estate. Increase in operational write-offs and losses are a result of bad check write-offs, teller errors, processing errors and robberies.

Provision for income taxes

The income tax provision for the three months ended June 30, 2008 was $714,000 (an effective rate of 32.7%) compared to $1,129,000 (an effective rate of 33.1%) for the same period in 2007. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt securities and loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

Overview

Net income for the six months ended June 30, 2008 was $2,579,000 or $0.21 per share basic and diluted, compared to $4,088,000 or $0.35 per share basic and $0.34 per share diluted for the same period in 2007. Factors contributing to this decrease include: (1) the 42bps decrease in our net interest margin which decreased from 4.11% for the first half of 2007 to 3.69% for the first half of 2008; (2) our loan loss provision was $1,461,000 higher in the current period compared to the same period last year; (3) new branches opened in February 2007, May 2007 and August 2007 have not yet produced incremental revenue in excess of their incremental cost, which has had a greater negative effect on our earnings during the first half of 2008 compared to the first half of 2007 because they were not opened for the full six months in 2007; and (4) we recognized a one time non recurring gain of $1,483,000 from the sale of a bank branch office real estate transaction during the current period, which partially offset some of the negative impact to earnings listed in (1), (2) and (3).

ROE and ROA, calculated on an annualized basis, for the six month period ended June 30, 2008 was 3.45% and 0.42%, respectively, as compared to 6.30% and 0.72%, respectively, for the same period in 2007.

Net interest income/margin

Net interest income decreased $998,000 or 4.8% to $19,844,000 during the six month period ended June 30, 2008 compared to $20,842,000 for the same period in 2007. The decrease was the result of a $1,311,000 decrease in interest income less a $313,000 decrease in interest expense.

Interest earning assets averaged $1,100,782,000 during the six month period ended June 30, 2008 as compared to $1,035,542,000 for the same period in 2007, an increase of $65,240,000, or 6.3%. The yield on average interest earning assets decreased 68bps to 6.36% (66bps to 6.43% tax equivalent basis) during the six month period ended June 30, 2008, compared to 7.04% (7.09% tax equivalent basis) for the same period in 2007. The combined net effects of the $65,240,000 increase in average interest earning assets and the 68bps (66bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $1,311,000 ($1,257,000 tax equivalent basis) decrease in interest income between the two periods.

Interest bearing liabilities averaged $910,075,000 during the six month period ended June 30, 2008 as compared to $817,322,000 for the same period in 2007, an increase of $92,753,000, or 11.3%. The cost of average interest bearing liabilities decreased 47bps to 3.31% during the six month period ended June 30, 2008, compared to 3.78% for the same period in 2007. The combined net effects of the $92,753,000 increase in average interest bearing liabilities and the 47bps decrease in cost of average interest bearing liabilities resulted in the $313,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2008 and 2007 (in thousands of dollars).

	Six months ended June 30,
	2008			2007
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$836,943	$29,209	7.02%	$741,466	$29,171	7.93%
Securities- taxable (3)	226,003	4,924	4.38%	261,863	6,382	4.91%
Securities- tax exempt (9)	37,836	1,039	5.52%	32,213	876	5.48%

Total earning assets	1,100,782	35,172	6.43%	1,035,542	36,429	7.09%

Allowance for loan losses	(11,163)			(8,396)
All other assets	138,316			125,137

Total assets	$1,227,935			$1,152,283

Deposits (4)	820,979	13,490	3.31%	731,509	13,090	3.61%
Borrowings (5)	76,596	1,067	2.80%	74,563	1,725	4.67%
Corporate debenture (6)	12,500	431	6.93%	11,250	486	8.71%

Total interest bearing Liabilities	910,075	14,988	3.31%	817,322	15,301	3.78%

Demand deposits	159,142			196,554
Other liabilities	8,420			7,652
Stockholders’ equity	150,298			130,755

Total liabilities and Stockholders’ equity	$1,227,935			$1,152,283

Net interest spread (tax equivalent basis) (7)			3.12%			3.31%

Net interest income (tax equivalent basis)		$20,184			$21,128

Net interest margin (tax equivalent basis) (8)			3.69%			4.11%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $190,000 and $301,000 for the six month periods ended June 30, 2008 and 2007.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $4,000 and $12,000 for the six month periods ended June 30, 2008 and 2007.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $1,461,000, or 222%, to $2,119,000 during the six month period ending June 30, 2008 compared to $658,000 for the comparable period in 2007. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-interest income

Non-interest income for the six months ended June 30, 2008 was $5,141,000 compared to $3,443,000 for the comparable period in 2007, resulting in an increase of $1,698,000, or 49.3%. This increase was the result of the following components listed in the table below. Amounts listed are in thousands of dollars.

Six month period ending: (in thousands of dollars)	June 30, 2008	June 30, 2007	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$2,104	$2,099	$5	0.2%
Commissions from mortgage broker activities	50	114	(64)	(56.1)%
Commissions from sale of mutual funds and annuities	282	245	37	15.1%
Debit card and ATM fees	535	425	110	25.9%
Loan related fees	198	162	36	22.2%
BOLI income	192	169	23	13.6%
Gain on sale of securities	38	—	38	—%
Other service charges and fees	259	229	30	13.1%

Subtotal	$3,658	$3,443	$215	6.2%
Gain on sale of bank branch real estate	1,483	—	1,483	—%

Total non-interest income	$5,141	$3,443	$1,698	49.3%

During the current quarter, we sold one of our branch bank sites and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. A pre-tax gain on the sale of approximately $1,483,000 was recognized during April. The branch office has been operating from its current location since October 1996. It has approximately $14 million in deposits and $12 million in loans. The sale was for the real estate only. It is our intention to eventually transfer the related customer accounts to either a new branch office that has not yet been identified or to one of our existing branch locations. Excluding this transaction, our non-interest income for the first half of 2008 was $3,658,000, which was $215,000 or 6.2% more than our non-interest income for the similar period last year.

We acquired Valrico State Bank (“VSB”) on April 2, 2007. As such, six months of non-interest income from VSB ($429,000) was included in the six month period ending June 30, 2008, compared to three months ($215,000) in the comparable period in 2007.

Commissions from mortgage broker activities are dependent on market place forces including supply and demand of single family residential property in our local markets. Commissions from the sale of mutual funds and annuities are also dependent on market place forces including the successful efforts of our investment sales representatives. These two categories will vary from period to period.

Non-interest expense

Non-interest expense for the six months ended June 30, 2008 increased $1,645,000, or 9.4%, to $19,080,000, compared to $17,435,000 for the same period in 2007. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Six month period ending: (in thousands of dollars)	Jun 30, 2008	Jun 30, 2007	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$8,103	$7,083	$1,020	14.4%
Employee incentive/bonus compensation	676	1,020	(344)	(33.7)%
Employee stock option expense	197	268	(71)	(26.5)%
Health insurance and other employee benefits	984	1,117	(133)	(11.9)%
Payroll taxes	608	590	18	3.1%
Other employee related expenses	461	398	63	15.8%
Incremental direct cost of loan origination	(455)	(556)	101	18.2%

Total salaries, wages and employee benefits	$10,574	$9,920	$654	6.6%

Occupancy expense	2,235	1,997	238	11.9%
Depreciation of premises and equipment	1,195	1,092	103	9.4%
Supplies, stationary and printing	373	319	54	16.9%
Marketing expenses	534	544	(10)	(1.8)%
Data processing expense	615	669	(54)	(8.1)%
Legal, auditing and other professional fees	568	472	96	20.3%
Core deposit intangible (CDI) amortization	395	377	18	4.8%
Postage and delivery	178	143	35	24.5%
ATM and debit card related expenses	352	320	32	10.0%
Bank regulatory related expenses	401	208	193	92.8%
Foreclosure and repossession related expenses	174	32	142	443.8%
Internet and telephone banking	173	125	48	38.4%
Operational write-offs and losses	148	110	38	34.5%
Correspondent accounts and Federal Reserve charges	136	133	3	2.3%
Conferences, seminars, education and training	134	101	33	32.7%
Other expenses -need more detail here	895	873	22	2.5%

Total non-interest expense	$19,080	$17,435	$1,645	9.4%

The most significant component to consider when comparing these two periods are the April 2, 2007 acquisition of VSB. VSB contributed $2,721,000 of non-interest expense in 2008 versus $1,441,000 in 2007. Excluding VSB, our net increase in non-interest expense would adjust from $1,645,000 to $365,000 or from 9.4% to 2.3%.

Employee salaries and wages increased $1,020,000 or 14.4% period to period, as shown in the above table. Most of the increase is due to a larger number of full time equivalent employees (“FTEs”) and part is due to an increase in employee salary and wage expense per FTE. Average FTEs during the first half of 2008 were 383 compared to 347 during the same period last year, an increase of 36 or 10.4%. This increase in FTEs was primarily due to the acquisition of VSB, as discussed above. Employee salary and wage expense per FTE during the current period was $21,157 per FTE, compared to $20,412 per FTE during the same period last year, an increase of $745 per FTE, or 3.6%. The cost per FTE relates to a combination of normal salary increases and the mix of employee level.

The decrease in our employee incentive/bonus compensation is a reflection of how well the Company’s performing during the current period relative to the comparable period last year. The bulk of our bonus and incentive plans are tied to the earnings and growth of our Company. If our incentive/bonus compensation expenses are decreasing it is because our earnings and growth are likewise not doing as well.

Employee health insurance, as listed in the table above, decreased $133,000 between the two periods presented. We have been proactive in this area since 2007. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. We do not necessarily expect a decrease in employee health insurance expense for the year 2008, but we do expect very little, if any, increase in this expense from our 2007 levels. For the first six months of 2008, we recognized expenses of $984,000 compared to $1,117,000 during the comparable period in 2007, a $133,000 or 11.9% decrease period to period.

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

Occupancy and depreciation expense combined increased by $341,000 during the current period compared to the same period last year. The majority of the increase (approximately $201,000) is due to the acquisition of VSB discussed above. The remaining amount primarily relates to the branches we opened in February 2007, May 2007 and August 2007.

Bank regulatory expenses increased by $193,000 or 92.8% between the two periods listed in the table above. The banking regulatory authorities began increasing their charges to our banks during the fourth quarter of 2007. Given the current banking environment, we expect these higher charges to continue into the foreseeable future

Increase in foreclosure and repossession related expenses is reflective of the current environment and consistent with the increase in our repossessed real estate (OREO) and activity in our repossessed assets other than real estate.

Provision for income taxes

The income tax provision for the six months ended June 30, 2008 was $1,207,000 (an effective rate of 31.9%) compared to $2,104,000 (an effective rate of 34.0%) for the same period in 2007. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt securities and loans.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2007 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2007. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2008. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

At the April 29, 2008 annual shareholders’ meeting, the Company’s shareholders reelected all of the Company’s Directors. The results of the vote were as follows.

	For	Withheld
James H. Bingham	9,704,371	154,134
G. Robert Blanchard, Jr.	8,742,963	1,115,542
Terry W. Donley	9,753,259	105,246
Frank M. Foster, Jr.	9,394,229	464,276
Bryan W. Judge	9,751,859	106,646
Samuel L. Lupfer	9,755,259	103,246
Lawrence W. Maxwell	9,754,209	104,296
Rulon D. Munns	9,755,265	103,240
G. Tierso Nunez II	9,756,185	102,320
Thomas E. Oakley	8,745,225	1,113,280
Ernest S. Pinner	9,753,722	104,783
J. Thomas Rocker	9,758,385	100,120
Gail Gregg-Strimenos	8,747,059	1,111,446

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date:	August 7, 2008	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date:	August 7, 2008	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer