Form 10-Q
period 2008-09-30
CENTERSTATE BANKS OF FLORIDA INC
filed 2008-11-04
CIK 1102266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	12,467,815 shares
(class)	Outstanding at November 3, 2008

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of September 30, 2008	As of December 31, 2007
ASSETS
Cash and due from banks	$32,818	$30,293
Federal funds sold and money market accounts	38,411	42,155

Cash and cash equivalents	71,229	72,448

Investment securities available for sale, at fair value	176,085	199,434

Loans	876,307	841,405
Less allowance for loan losses	(12,269)	(10,828)

Net Loans	864,038	830,577

Accrued interest receivable	5,167	5,843
Federal Home Loan Bank and Federal Reserve Bank stock	6,733	5,408
Bank premises and equipment, net	60,010	55,458
Deferred income taxes, net	2,497	1,120
Goodwill	28,118	28,118
Core deposit intangible	4,137	4,725
Bank owned life insurance	10,020	9,728
Repossessed real estate (“OREO”)	2,897	583
Prepaid expense and other assets	3,791	3,988

TOTAL ASSETS	$1,234,722	$1,217,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$147,154	$159,089
Demand - interest bearing	137,694	135,442
Savings and money market accounts	183,580	142,203
Time deposits	490,884	535,886

Total deposits	959,312	972,620

Securities sold under agreement to repurchase and federal funds purchased	49,728	33,128
Corporate debentures	12,500	12,500
Other borrowed funds	57,000	42,518
Accrued interest payable	1,665	1,940
Accounts payables and accrued expenses	5,551	6,442

Total liabilities	1,085,756	1,069,148

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized
No shares issued or outstanding	—	—
Common stock, $.01 par value: 40,000,000 shares authorized; 12,454,407 and 12,436,407 shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	124	124
Additional paid-in capital	111,045	110,604
Retained earnings	38,703	36,857
Accumulated other comprehensive income	(906)	697

Total stockholders’ equity	148,966	148,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,234,722	$1,217,430

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Interest income:
Loans	$14,393	$16,512	$43,537	$45,630
Investment securities available for sale:
Taxable	1,845	2,314	5,770	7,283
Tax-exempt	375	358	1,139	1,001
Federal funds sold and other	208	655	1,207	2,068

	16,821	19,839	51,653	55,982

Interest expense:
Deposits	5,704	7,852	19,194	20,942
Securities sold under agreement to repurchase	97	666	423	2,202
Corporate debenture	186	269	617	755
Correspondent bank deposits and other borrowed funds	458	151	1,199	340

	6,445	8,938	21,433	24,239

Net interest income	10,376	10,901	30,220	31,743
Provision for loan losses	1,764	529	3,883	1,187

Net interest income after loan loss provision	8,612	10,372	26,337	30,556

Other income:
Service charges on deposit accounts	1,131	1,150	3,235	3,249
Commissions from mortgage broker activities	7	42	57	156
Commissions from sale of mutual funds and annuities	145	195	427	440
Debit card and ATM fees	271	234	806	659
Loan related fees	96	116	294	278
BOLI income	100	97	292	266
Gain on sale of securities	197	2	235	2
Gain on sale of bank branch office real estate	—	—	1,483	—
Other service charges and fees	151	125	449	369

	2,098	1,961	7,278	5,419

Other expenses:
Salaries, wages and employee benefits	5,008	5,210	15,582	15,130
Occupancy expense	1,158	1,131	3,393	3,128
Depreciation of premises and equipment	617	609	1,812	1,701
Supplies, stationary and printing	164	180	537	499
Marketing expenses	378	250	912	794
Data processing expense	265	401	880	1,070
Legal, auditing and other professional fees	335	254	903	726
Core deposit intangible (CDI) amortization	193	235	588	612
Postage and delivery	90	77	268	220
ATM and debit card related expenses	182	180	534	500
Bank regulatory expenses	250	113	651	321
Loss on sale of repossessed real estate (“OREO”)	22	—	22	5
Valuation write down of repossessed real estate (“OREO”)	190	—	215	—
Loss on repossessed assets other than real estate	38	—	77	10
Other expenses	814	802	2,449	2,176

Total other expenses	9,704	9,442	28,823	26,892

Income before provision for income taxes	1,006	2,891	4,792	9,083
Provision for income taxes	245	939	1,452	3,043

Net income	$761	$1,952	$3,340	$6,040

Earnings per share:
Basic	$0.06	$0.16	$0.27	$0.50
Diluted	$0.06	$0.15	$0.27	$0.49
Common shares used in the calculation of earnings per share:
Basic	12,454,407	12,433,574	12,448,159	11,998,439
Diluted	12,590,330	12,618,781	12,576,657	12,204,158

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net Income	$3,340	$6,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,883	1,187
Depreciation of premises and equipment	1,812	1,701
Amortization of purchase accounting adjustments	430	361
Net amortization/accretion of investment securities	—	82
Net deferred loan origination fees	(211)	(166)
Valuation write down on repossessed real estate	215	—
Loss on sale of repossessed real estate	22	5
Loss on repossessed assets other than real estate	77	10
Gain on sale of securities available for sale	(235)	(2)
(Gain) loss on disposal of and or sale of fixed assets	(1,483)	18
Deferred income taxes	(370)	(465)
Stock based compensation expense	300	405
Bank owned life insurance income	(292)	(266)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	796	(2,384)
Net change in accrued interest payable, accrued expense, and other liabilities	(1,144)	(487)

Net cash provided by operating activities	7,140	6,039

Cash flows from investing activities:
Purchases of investment securities available for sale	(9,090)	(16,612)
Purchases of mortgage backed securities available for sale	(39,406)	(16,819)
Purchases of FHLB and FRB stock	(2,320)	(361)
Proceeds from maturities of investment securities available for sale	4,430	31,000
Proceeds from called investment securities available for sale	10,893	—
Proceeds from pay-downs of mortgage backed securities available for sale	25,496	25,073
Proceeds from the sale of investment securities available for sale	16,628	6,987
Proceeds from sales of mortgage backed securities available for sale	12,022	—
Proceeds from sales of FHLB and FRB stock	996	—
Increase in loans, net of repayments	(39,796)	(60,837)
Purchases of premises and equipment, net	(7,085)	(6,550)
Proceeds from sale of bank branch office real estate	2,204	—
Proceeds from sale of repossessed real estate	274	210
Net cash from acquisition of Valrico State bank	—	7,650

Net cash used in investing activities	(24,754)	(30,259)

Cash flows from financing activities:
Net decrease in deposits	(13,334)	(18,979)
Net decrease in securities sold under agreement to repurchase	(6,354)	(7,452)
Net increase in correspondent bank deposits	22,954	—
Net increase (decrease) in other borrowings	14,482	(3,000)
Stock options exercised, including tax benefit	141	528
Dividends paid	(1,494)	(1,324)

Net cash provided by (used in) financing activities	16,395	(30,227)

Net decrease in cash and cash equivalents	(1,219)	(54,447)
Cash and cash equivalents, beginning of period	72,448	120,021

Cash and cash equivalents, end of period	$71,229	$65,574

Transfer of loans to other real estate owned	$2,825	$392

Cash paid during the period for:
Interest	$21,702	$23,676

Income taxes	$2,071	$3,136

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

(continued)

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, CenterState Shared Services Inc. Our four subsidiary banks operate through 37 locations in nine Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the nine month period ended September 30, 2008 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share include the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 865,000 stock options that were anti dilutive at September 30, 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

		For the three months ended September 30,
	2008			2007
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common stockholders	$761	12,454,407	$0.06	$1,952	12,433,574	$0.16

Effect of dilutive securities:
Incremental shares from assumed exercise of stock options	—	135,923	—	—	185,207	(0.01)

Diluted EPS
Net earnings available to common stockholders and assumed conversions	$761	12,590,330	$0.06	$1,952	12,618,781	$0.15

		For the nine months ended September 30,
	2008			2007
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Basic EPS
Net earnings available to common stockholders	$3,340	12,448,159	$0.27	$6,040	11,998,439	$0.50

Effect of dilutive securities:

Incremental shares from assumed exercise of stock options	—	128,498	—	—	205,719	(0.01)

Diluted EPS
Net earnings available to common stockholders and assumed conversions	$3,340	12,576,657	$0.27	$6,040	12,204,158	$0.49

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Nine months ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Net income	$761	$1,952	$3,340	$6,040

Other comprehensive loss, net of tax:
Unrealized holding (loss) gain arising during the period	(217)	1,771	(1,750)	198
Reclassified adjustments for gain (loss) included in net income, net of income taxes of $74 and ($1) for the three month periods and $88 and ($1) for the nine month periods ending September 30, 2008 and 2007, respectively	123	(1)	147	(1)

Other comprehensive loss, net of tax	(94)	1,770	(1,603)	197

Comprehensive income	$667	$3,722	$1,737	$6,237

NOTE 4: Fair value

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

		Fair value measurements at September 30, 2008 using
	Sept 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale securities	$176,085	$0	$176,085	$0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

		Fair value measurements at September 30, 2008 using
	Sept 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired loans	$20,572	$0	$20,572	$0

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $21,637,000, with a valuation allowance of $1,065,000, resulting in an additional provision for loan losses of $253,000 for the nine month period ending September 30, 2008.

NOTE 5: Participation in the Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Overview

Although our deposits decreased by $13,308,000, or 1.4%, during this nine month period, our total assets increased by $17,292,000, or 1.4%. The net increase in our other debt instruments (collectively includes FHLB advances, federal funds purchased and repurchase agreements) compensated for the decrease in deposits and supported the net total asset growth. Each of these major balance sheet items are discussed below.

Federal funds sold and money market accounts

Federal funds sold and money market accounts were $38,411,000 at September 30, 2008 (approximately 3.1% of total assets) as compared to $42,155,000 at December 31, 2007 (approximately 3.5% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. government agency securities, municipal tax exempt securities, and U.S. Treasury securities were $176,085,000 at September 30, 2008 (approximately 14% of total assets) compared to $199,434,000 at December 31, 2007 (approximately 16% of total assets), a decrease of $23,349,000 or 12%. These securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs. We use our available-for-sale securities portfolio, as well as federal funds sold and money market accounts for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and money market accounts.”

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended September 30, 2008, were $861,786,000, or 80% of average earning assets, as compared to $844,316,000, or 76% of average earning assets, for the quarter ending September 30, 2007. Total loans, net of unearned fees and costs, at September 30, 2008 and December 31, 2007 were $876,307,000 and $841,405,000, respectively, an increase of $34,902,000, or 4.1%. This represents a loan to total asset ratio of 71% and 69% and a loan to deposit ratio of 91% and 87%, at September 30, 2008 and December 31, 2007, respectively. The loan growth during this period is lower than our historical loan growth rates, which is due to the current economic environment in general and the lending environment in particular in central Florida.

Total residential real estate loans totaled $221,546,000 or 25% of our total loans as of September 30, 2008. As with all of our loans, these are originated in our geographical market area in central Florida. We do not, and have not, engaged in sub-prime lending. As of this same date, our commercial real estate loans totaled $426,268,000, or 49% of our total loans. Construction, development, and land loans totaled $90,270,000, or 10% of our loans. As a group, all of our real estate collateralized loans represent approximately 84% of our total loans at September 30, 2008. The remaining 16% is comprised of commercial loans (9%) and consumer loans (7%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30, 2008	Dec 31, 2007
Real estate loans
Residential	$221,546	$209,186
Commercial	426,268	385,669
Construction, development, land	90,270	108,615

Total real estate	738,084	703,470

Commercial	78,115	78,231
Consumer and other	60,882	60,687

Gross loans	877,081	842,388

Unearned fees/costs	(774)	(983)

Total loans net of unearned fees	876,307	841,405

Allowance for loan losses	(12,269)	(10,828)

Total loans net of unearned fees and allowance for loan losses	$864,038	$830,577

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

The allowance consists of two components. The first component is an allocation for impaired loans, as defined by Statement of Financial Accounting Standard No. 114. Impaired loans are those loans that management has estimated will not repay as agreed upon. Each loan that is identified as impaired is required to have a written analysis supporting the amount of specific allowance allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific allowance is warranted.

The second component is a general allowance on all of the Company’s loans other than those identified as impaired. We group these loans into five general categories with similar characteristics, and then apply an adjusted loss factor to each group of loans to determine the total amount of this second component of our allowance for loan losses. The adjusted loss factor for each category of loans is a derivative of our historical loss factor for that category, adjusted for current internal and external environmental factors, as well as for certain loan grading factors.

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at September 30, 2008 and December 31, 2007.

(amounts are in thousands of dollars)	Sept 30, 2008	Dec 31, 2007	Increase (decrease)
Impaired loans	$21,637	$11,803	$9,834
Component 1 (specific allowance)	1,065	812	253
Specific allowance as percentage of impaired loans	4.92%	6.88%	(196 bps	)

Total loans other than impaired loans	854,670	829,602	25,068
Component 2 (general allowance)	11,204	10,016	1,188
General allowance as percentage of non impaired loans	1.31%	1.21%	10 bps

Total loans	876,307	841,405	34,902
Total allowance for loan losses	12,269	10,828	1,441
Allowance for loan losses as percentage of total loans	1.40%	1.29%	11 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.40% at September 30, 2008 compared to 1.29% at December 31, 2007. Our ALLL increased by $1,441,000 during this nine month period. Of this amount, $1,188,000 relates to an increase in our Component 2, or general allowance, as described and discussed above. This increase is primarily due to changes in the loan portfolio mix, changes in our historical charge-off rates and the increase in our loan portfolio. The remaining $253,000 increase is due to an increase in our Component 1, or specific allowance. This Component is the result of specific allowance analyses prepared for each of our impaired loans. The increase in our specific allowance is the result of charge-offs taken during the period, the change in the mix of impaired loans, and the growth in impaired loans.

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. We are committed to the early recognition of problems and to maintaining a sufficient allowance. As of September 30, 2008, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period ended September 30,		Nine month period ended September 30,
	2008	2007	2008	2007
Allowance at beginning of period	$11,599	$9,519	$10,828	$7,355
Charge-offs
Commercial loans	(44)	—	(216)	—
Real estate loans	(874)	(30)	(1,944)	(45)
Consumer and other loans	(202)	(130)	(443)	(259)

Total charge-offs	(1,120)	(160)	(2,603)	(304)

Recoveries
Commercial loans	6	—	13	1
Real estate loans	7	3	88	13
Consumer and other loans	13	12	60	34

Total recoveries	26	15	161	48

Net charge-offs	(1,094)	(145)	(2,442)	(256)
Provision for loan losses	1,764	529	3,883	1,187
Adjustment relating to Valrico merger	—	—	—	1,617

Allowance at end of period	$12,269	$9,903	$12,269	$9,903

Non performing loans and non performing assets

Non performing loans are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. We place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status. Non performing loans as a percentage of total loans were 1.49% at September 30, 2008, compared to 0.48% at December 31, 2007.

Non performing assets (which we define as non performing loans, as defined above, plus (a) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $16,343,000 at September 30, 2008, compared to $4,827,000 at December 31, 2007. Non performing assets as a percentage of total assets was 1.32% at September 30, 2008, compared to 0.40% at December 31, 2007.

As shown in the table below, the largest component of non performing loans is non accrual loans, which as of September 30, 2008 management had identified a total of $12,943,000 (78 loans). Of this amount approximately $3,457,000 or 27% are residential real estate loans (27 loans); approximately $6,111,000 or 47% are commercial real estate loans (18 loans); approximately $2,254,000 or 18% are construction, acquisition and development, and land loans (12 loans); approximately $946,000 or 7% are commercial loans (13 loans); and $175,000 or 1% are consumer and all other loans (8 loans).

We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. As indicated above, non accrual construction, acquisition and development, and land loans totaled $2,254,000 at September 30, 2008. This category includes the following loans: 5 loans for $947,000 collateralized by 15 residential lots; 2 loans for $668,000 collateralized by two single family homes under construction (spec homes); and, 5 loans for $639,000 for land, other than developed lots. Four of these twelve loans have a specific allowance which in the aggregate totals $149,000.

OREO at September 30, 2008 was $2,897,000, which represents fourteen single family homes ($2,299,000), two residential lots ($59,000), unimproved land ($220,000), one mobile home with land ($86,000), and one commercial real estate property ($233,000).

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Sept 30, 2008	June 30, 2008	Mar 31, 2008	Dec 31, 2007
Non-accrual loans	$12,943	$10,385	$9,101	$3,797
Past due loans 90 days or more and still accruing interest	155	68	2,345	277

Total non-performing loans (“NPLs”)	13,098	10,453	11,446	4,074

Other real estate owned (“OREO”)	2,897	2,270	792	583
Repossessed assets other than real estate	348	366	236	170

Total non-performing assets (“NPAs”)	$16,343	$13,089	$12,474	$4,827

Total NPLs as a percentage of total loans	1.49%	1.23%	1.37%	0.48%
Total NPAs as a percentage of total assets	1.32%	1.07%	1.00%	0.40%
Allowance for loan losses	$12,269	$11,599	$11,258	$10,828
Allowance for loan losses as a percentage of NPLs	94%	111%	98%	266%

Bank premises and equipment

Bank premises and equipment was $60,010,000 at September 30, 2008 compared to $55,458,000 at December 31, 2007, an increase of $4,552,000 or 8.2%. This amount is the result of purchases and construction costs totaling $7,085,000 less $1,812,000 of depreciation expense and $721,000 relating to the sale of bank branch real estate. Most of these costs relate to construction activity at several of our office locations.

Deposits

Deposit growth, in particular core deposit (i.e. non time deposit) growth, has been and remains a primary focus for us. Our subsidiary Presidents have initiated various incentive programs throughout their Banks as well as other marketing efforts targeted at core deposit growth.

During the nine month period ended September 30, 2008, total deposits decreased by $13,308,000, or 1.4%. Although total deposits decreased slightly, this is a net result. The underlying metrics indicate the following. Time deposits (our higher cost deposits) decreased by $45,002,000, or 8.4%, and core deposits (deposits other than time deposits) increased by $31,694,000, or 7.3%. Furthermore, time deposits were 51% of total deposits at September 30, 2008 compared to 55% at December 31, 2007. This favorable shift in deposit mix along with the repricing of time deposits as they mature subsequent to the decrease in market interest rates during the first quarter of this year contributed to the 13bps improvement in the Company’s net interest margin (“NIM”) during the current quarter compared to the second quarter of the year.

The table below sets forth our deposits by type and as a percentage to total deposits at September 30, 2008 and December 31, 2007 (dollars are in thousands).

	Sept 30, 2008	% of Total	Dec 31, 2007	% of total
Demand—non-interest bearing	$147,154	15%	$159,089	16%
Demand—interest bearing	137,694	15%	135,442	14%
Savings and money market accounts	183,580	19%	142,203	15%
Time deposits	490,884	51%	535,886	55%

Total deposits	$959,312	100%	$972,620	100%

Securities sold under agreement to repurchase and federal funds purchased

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $26,774,000 at September 30, 2008 compared to $33,128,000 at December 31, 2007, resulting in a decrease of $6,354,000, or 19.2%.

Federal funds purchased, as listed below, are deposits from correspondent banks. The Company, through its lead bank in Winter Haven, Florida, is in the process of initiating a correspondent banking and bond sales division. This new business line is being created by way of the Company hiring substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division (17 employees), who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. The division will operate out of a newly leased facility in Birmingham, Alabama. The staff has officially become employees of our lead bank on November 1, 2008. The business lines are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The Company will not inventory securities, and will not initiate or maintain a trading securities portfolio. The second category includes: (1) correspondent bank deposits (i.e. federal funds purchased); (2) correspondent bank checking accounts; and (3) loans to correspondent banks. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Georgia and Alabama, and will also include several other southeastern States. At September 30, 2008, we had $22,954,000 in deposits of correspondent banks (federal funds purchased). We had no comparable type of deposits in any prior quarter end. In addition, we also had $163,000 of correspondent bank checking accounts included in our non interest bearing demand deposit accounts. We had no loans to correspondent banks outstanding at September 30, 2008.

Securities sold under agreements to repurchase and federal funds purchased (deposits from correspondent banks) are listed in the table below for the periods indicated (amounts are in thousands of dollars).

	Sept 30, 2008	Dec 31, 2007
Securities sold under agreements to repurchase	$26,774	$33,128
Federal funds purchased (correspondent bank deposits)	22,954	—

Total	$49,728	$33,128

Other borrowed funds

From time to time we borrow short-term either through Federal Home Loan Bank advances or Federal Funds Purchased, other than deposits of correspondent banks. At September 30, 2008 and December 31, 2007, advances from the Federal Home Loan Bank were as follows (dollars are in thousands).

	Sept 30, 2008	Dec 31, 2007
Daily overnight advances, interest rate was 3.25% and 4.4% at September 30, 2008 and December 31, 2007, respectively	$30,000	$36,000
Matured January 2, 2008, interest rate is fixed at 4.6%	—	1,518
Matured March 28, 2008, interest rate is fixed at 5.51%	—	2,000
Matures December 31, 2008, interest rate is fixed at 4.11%	3,000	3,000
Matures February 2, 2009, interest rate is fixed at 2.72%	10,000	—
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	—
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	—
Matures January 17, 2012, interest rate is fixed at 3.97%	3,000	—
Matures September 16, 2013, interest rate is fixed at 3.58%	5,000	—

Total	$57,000	$42,518

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

Stockholders’ equity

Stockholders’ equity at September 30, 2008, was $148,966,000, or 12.1% of total assets, compared to $148,282,000, or 12.2% of total assets at December 31, 2007. The increase in stockholders’ equity during 2008 was due to the following items:

$148,282,000	Total stockholders’ equity at December 31, 2007
3,340,000	Net income during the period
(1,494,000)	Dividends declared and paid ($0.12 per share)
(1,603,000)	Net decrease in market value of securities available for sale, net of deferred taxes
141,000	Employee stock options exercised
300,000	Employee stock option expense consistent with SFAS #123(R)

$148,966,000	Total stockholders’ equity at September 30, 2008

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2008, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2008 and December 31, 2007 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2008
Total capital (to risk weighted assets)	$142,054	14.9%	$95,459	> 10%	$46,595
Tier 1 capital (to risk weighted assets)	130,117	13.6%	57,275	> 6%	72,842
Tier 1 capital (to average assets)	130,117	11.1%	58,841	> 5%	71,276
December 31, 2007
Total capital (to risk weighted assets)	$138,070	15.0%	$92,231	> 10%	$45,839
Tier 1 capital (to risk weighted assets)	127,242	13.8%	55,339	> 6%	71,903
Tier 1 capital (to average assets)	127,242	10.8%	58,995	> 5%	68,247

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

Overview

Net income for the three months ended September 30, 2008 was $761,000 or $0.06 per share basic and diluted, compared to $1,952,000 or $0.16 per share basic and $0.15 per share diluted for the same period in 2007. Most of the decrease was due to our provision for loan losses ($1,764,000 versus $529,000). Also contributing to the decrease in net income was the $525,000 decrease in our net interest income between the two quarters. The increase in our loan loss provision was a reflection of the continued deterioration of the real estate market in Florida specifically and the overall economy in general. The decrease in our net interest income was the result of a $38 million decrease in average interest earning assets between 3Q08 and 3Q07 and a slightly lower net interest margin (“NIM”) between the two periods.

The return on average equity (“ROE”) and the return on average assets (“ROA”), calculated on an annualized basis, for the three month period ended September 30, 2008 was 2.03% and 0.25%, respectively, as compared to 5.36% and 0.62%, respectively, for the same period in 2007.

Net interest income/margin

Net interest income decreased $525,000 or 4.8% to $10,376,000 during the three month period ended September 30, 2008 compared to $10,901,000 for the same period in 2007. The $525,000 decrease was the result of a $3,018,000 decrease in interest income less a $2,493,000 decrease in interest expense.

Interest earning assets averaged $1,079,124,000 during the three month period ended September 30, 2008 as compared to $1,117,402,000 for the same period in 2007, a decrease of $38,278,000, or 3.4%. The yield on average interest earning assets decreased 86bps to 6.20% (84bps to 6.26% tax equivalent basis) during the three month period ended September 30, 2008, compared to 7.06% (7.10% tax equivalent basis) for the same period in 2007. The combined effects of the $38,278,000 decrease in average interest earning assets and the 86bps (84bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $3,018,000 ($3,003,000 tax equivalent basis) decrease in interest income between the two periods.

Interest bearing liabilities averaged $905,047,000 during the three month period ended September 30, 2008 as compared to $902,692,000 for the same period in 2007, an increase of $2,355,000, or 0.3%. The cost of average interest bearing liabilities decreased 110bps to 2.83% during the three month period ended September 30, 2008, compared to 3.93% for the same period in 2007. The combined net effect of the $2,355,000 increase in average interest bearing liabilities and the 110bps decrease in cost of average interest bearing liabilities resulted in the $2,493,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2008 and 2007 on a tax equivalent basis (in thousands of dollars).

	Three months ended September 30,
	2008			2007
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$861,786	$14,422	6.66%	$844,316	$16,537	7.77%
Securities- taxable (3)	178,391	2,053	4.58%	237,412	2,969	4.96%
Securities- tax exempt (9)	38,947	507	5.18%	35,674	479	5.33%

Total earning assets	1,079,124	16,982	6.26%	1,117,402	19,985	7.10%
Allowance for loan losses	(11,759)			(9,663)
All other assets	141,707			132,032

Total assets	$1,209,072			$1,239,771

Deposits (4)	803,980	5,704	2.82%	822,417	7,852	3.79%
Borrowings (5)	88,567	555	2.49%	67,775	817	4.78%
Corporate debenture (6)	12,500	186	5.92%	12,500	269	8.54%

Total interest bearing Liabilities	905,047	6,445	2.83%	902,692	8,938	3.93%
Demand deposits	147,255			182,529
Other liabilities	7,556			10,013
Stockholders’ equity	149,214			144,537

Total liabilities and Stockholders’ equity	$1,209,072			$1,239,771

Net interest spread (tax equivalent basis) (7)			3.43%			3.17%

Net interest income (tax equivalent basis)		$10,537			$11,047

Net interest margin (tax equivalent basis) (8)			3.88%			3.92%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $76,000 and $120,000 for the three month periods ended September 30, 2008 and 2007.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased, including deposits from correspondent banks.
Note 6:	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $2,000 and $2,000 for the three month periods ended September 30, 2008 and 2007.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $1,235,000, or 233%, to $1,764,000 during the three month period ending September 30, 2008 compared to $529,000 for the comparable period in 2007. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-interest income

Non-interest income for the three months ended September 30, 2008 was $2,098,000 compared to $1,961,000 for the comparable period in 2007. This increase was the result of the following components listed in the table below (dollars are in thousands).

Three month period ending: (in thousands of dollars)	Sept 30, 2008	Sept 30, 2007	$ increase (decrease)	% Increase (decrease)
Service charges on deposit accounts	$1,131	$1,150	$(19)	(1.6)%
Commissions from mortgage broker activities	7	42	(35)	(83.3)%
Commissions from sale of mutual funds and annuities	145	195	(50)	(25.6)%
Debit card and ATM fees	271	234	37	15.8%
Loan related fees	96	116	(20)	(17.2)%
BOLI income	100	97	3	3.1%
Gain (loss) on sale of investments	197	2	195	9750%
Other service charges and fees	151	125	26	20.8%

Total non-interest income	$2,098	$1,961	$137	7.0%

The largest component of non-interest income is “service charges on deposit accounts,” which decreased by $19,000 or 1.6%. The largest subcomponent in this category is NSF fees. We recognized $829,000 of NSF fees during the current quarter which was comparable to the $827,000 of NSF fees recognized in same quarter last year.

Commissions from mortgage broker activities are dependent on market place forces including supply and demand of single family residential property in our local markets. The single family real estate market has slowed down considerably in our market areas in central Florida. Commissions from the sale of mutual funds and annuities are also dependent on market place forces including the successful efforts of our investment sales representatives. Commissions earned are expected to fluctuate period to period.

We sold $14,080,000 of securities in our available for sale portfolio during the current quarter and recognized a net gain on the sale of $197,000. The securities were sold for liquidity and asset/liability management purposes.

Non-interest expense

Non-interest expense for the three months ended September 30, 2008 increased $262,000, or 2.8%, to $9,704,000, compared to $9,442,000 for the same period in 2007. Components of our non-interest expenses are listed in the table below (dollars are in thousands).

Three month period ending: (in thousands of dollars)	Sept 30, 2008	Sept 30, 2007	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$4,123	$3,861	$262	6.8%
Employee incentive/bonus compensation	116	382	(266)	(69.6)%
Employee stock option expense	102	137	(35)	(25.5)%
Health insurance and other employee benefits	376	600	(224)	(37.3)%
Payroll taxes	276	268	8	3.0%
Other employee related expenses	239	215	24	11.1%
Incremental direct cost of loan origination	(224)	(253)	(29)	(11.5)%

Total salaries, wages and employee benefits	$5,008	$5,210	$(202)	(3.9)%

Occupancy expense	1,158	1,131	27	2.4%
Depreciation of premises and equipment	617	609	8	1.3%
Supplies, stationary and printing	164	180	(16)	(8.9)%
Marketing expenses	378	250	128	51.2%
Data processing expense	265	401	(136)	(33.9)%
Legal, auditing and other professional fees	335	254	81	31.9%
Core deposit intangible (CDI) amortization	193	235	(42)	(17.9)%
Postage and delivery	90	77	13	16.9%
ATM and debit card related expenses	182	180	2	1.1%
Bank regulatory related expenses	250	113	137	121.2%
Loss on sale of repossessed real estate (“OREO”)	22	—	22	—
Valuation write down of repossessed real estate (“OREO”)	190	—	190	—
Loss on repossessed assets other than real estate	38	—	38	—
Foreclosure and repossession related expenses	103	8	95	1,187.5%
Internet and telephone banking	86	79	7	8.9%
Operational write-offs and losses	39	69	(30)	(43.5)%
Correspondent accounts and Federal Reserve charges	62	64	(2)	(3.1)%
Conferences, seminars, education and training	52	54	2	(3.7)%
Other expenses	472	528	(56)	(10.6)%

Total non-interest expense	$9,704	$9,442	$262	2.8%

Non-interest expense increased quarter to quarter by 2.8% as listed in the above schedule. As noted in the schedule above and the discussion below, the primary components contributing to this increase were increases in employee salaries and wages, marketing expenses, bank regulatory related expenses, and foreclosure and repossession related expenses. Increases in these components were offset by decreases in employee incentive/bonus compensation, employee health insurance expenses and data processing related expenses.

Employee salaries and wages increased $262,000 or 6.8% period to period, as shown in the above table. Part of the increase is due to a larger number of full time equivalent employees (“FTEs”) and part is due to an increase in employee salary and wage expense per FTE. Average FTEs in the current quarter were 390 compared to 379 during the same quarter last year, an increase of 11 or 2.9%. Employee salary and wage expense per FTE during the current quarter was $10,572 per FTE, compared to $10,187 per FTE during the same quarter last year, an increase of $385 per FTE, or 3.8%. The growth in number of FTEs is primarily due to our continued effort to grow our business and normal timing issues relating to normal employee turnover and replacement efforts. The cost per FTE relates to a combination of normal salary increases and the mix of employee level.

The bulk of our bonus and incentive plans are tied to the earnings and growth of our Company. Our incentive/bonus compensation expenses are decreasing because our earnings and growth are likewise not doing as well.

Employee health insurance, as listed in the table above, decreased $224,000 between the two periods presented. We have been proactive in this area since 2007. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives.

Marketing expenses between the two periods presented above increased $128,000, or 51.2% due to several new programs initiated this year including high performance checking and hiring a marketing consultant.

Data processing expenses as listed in the table above, decreased by $136,000 between the two periods presented. Beginning in December 2007 and ending in February 2008, we converted each of our banks’ core processing to in-house data processing solutions. By making this change, we expect savings to approximate $300,000 per year on a comparable basis.

Bank regulatory expenses increased by $137,000 or 121.2% between the two quarters listed in the table above. The banking regulatory authorities began increasing their charges to our banks during the fourth quarter of 2007. Given the current banking environment, we expect these higher charges to continue into the foreseeable future.

Increases in foreclosure and repossession related expenses are reflective of the current environment and consistent with the increase in our repossessed real estate (OREO) and activity in our repossessed assets other than real estate.

Provision for income taxes

The income tax provision for the three months ended September 30, 2008 was $245,000 (an effective rate of 24.4%) compared to $939,000 (an effective rate of 32.5%) for the same period in 2007. The primary reason for the decrease in our effective tax rate during the current quarter was due to a downward adjustment for our year-to-date estimates of our taxable income resulting in a lower year-to-date estimated tax provision. The catch-up adjustment to our estimate occurred during the third quarter. Our nine month tax provision results in an effective rate of approximately 30.3%. Secondary reasons for the decrease was that our federal statutory tax rate is 34% this year compared to 35% last year due to lower taxable income and lastly, we also experienced some increase in our tax exempt interest earning assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

Overview

Net income for the nine months ended September 30, 2008 was $3,340,000 or $0.27 per share basic and diluted, compared to $6,040,000 or $0.50 per share basic and $0.49 per share diluted for the same period in 2007. The primary factor contributing to our decrease in earnings was our provision for loan loss expense, which was $3,883,000 in 2008 versus $1,187,000 in 2007, an increase of $2,696,000. A secondary factor was the $1,523,000 decrease in our net interest income period to period. Although the volume of our interest earning assets increased period to period, which was due to our April 2, 2007 acquisition of Valrico State Bank (“VSB”), it was not enough of a positive impact to offset the 29bp compression in our NIM resulting in the $1,523,000 decrease in our net interest income. The 2007 acquisition of VSB also affected our non interest income and non interest expense period to period variances, which is included in our discussion below along with additional discussion on loan loss expenses and net interest income.

Net interest income/margin

Net interest income decreased $1,523,000 or 4.8% to $30,220,000 during the nine month period ended September 30, 2008 compared to $31,743,000 for the same period in 2007. The decrease was the result of a $4,329,000 decrease in interest income less a $2,806,000 decrease in interest expense.

Interest earning assets averaged $1,093,563,000 during the nine month period ended September 30, 2008 as compared to $1,062,829,000 for the same period in 2007, an increase of $30,734,000, or 2.9%. The yield on average interest earning assets decreased 73bps to 6.31% (72bps to 6.37% tax equivalent basis) during the nine month period ended September 30, 2008, compared to 7.04% (7.09% tax equivalent basis) for the same period in 2007. The combined net effects of the $30,734,000 increase in average interest earning assets and the 73bps (72bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $4,329,000 ($4,246,000 tax equivalent basis) decrease in interest income between the two periods.

Interest bearing liabilities averaged $908,399,000 during the nine month period ended September 30, 2008 as compared to $845,779,000 for the same period in 2007, an increase of $62,620,000, or 7.4%. The cost of average interest bearing liabilities decreased 68bps to 3.15% during the nine month period ended September 30, 2008, compared to 3.83% for the same period in 2007. The combined net effects of the $62,620,000 increase in average interest bearing liabilities and the 68bps decrease in cost of average interest bearing liabilities resulted in the $2,806,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2008 and 2007 (in thousands of dollars).

	Nine months ended September 30,
	2008			2007
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$845,224	$43,630	6.90%	$775,749	$45,704	7.88%
Securities- taxable (3)	210,133	6,977	4.44%	251,970	9,351	4.96%
Securities- tax exempt (9)	38,206	1,540	5.38%	35,110	1,338	5.10%

Total earning assets	1,093,563	52,147	6.37%	1,062,829	56,393	7.09%

Allowance for loan losses	(11,362)			(8,818)
All other assets	139,446			127,435

Total assets	$1,221,647			$1,181,446

Deposits (4)	815,312	19,194	3.14%	761,812	20,942	3.68%
Borrowings (5)	80,587	1,622	2.69%	72,300	2,542	4.70%
Corporate debenture (6)	12,500	617	6.59%	11,667	755	8.65%

Total interest bearing Liabilities	908,399	21,433	3.15%	845,779	24,239	3.83%

Demand deposits	155,179			191,879
Other liabilities	8,132			8,439
Stockholders’ equity	149,937			135,349

Total liabilities and Stockholders’ equity	$1,221,647			$1,181,446

Net interest spread (tax equivalent basis) (7)			3.22%			3.26%

Net interest income (tax equivalent basis)		$30,714			$32,154

Net interest margin (tax equivalent basis) (8)			3.75%			4.04%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $266,000 and $421,000 for the nine month periods ended September 30, 2008 and 2007.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances, deposits of correspondent banks, and federal funds purchased.
Note 6:	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $6,000 and $14,000 for the nine month periods ended September 30, 2008 and 2007.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $2,696,000, or 227%, to $3,883,000 during the nine month period ending September 30, 2008 compared to $1,187,000 for the comparable period in 2007. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-interest income

Non-interest income for the nine months ended September 30, 2008 was $7,278,000 compared to $5,419,000 for the comparable period in 2007, resulting in an increase of $1,859,000, or 34.3%. This increase was the result of the following components listed in the table below (dollars are in thousands).

			$	%
Nine month period ending:	Sept 30,	Sept 30,	Increase	increase
(in thousands of dollars)	2008	2007	(decrease)	(decrease)
Service charges on deposit accounts	$3,235	$3,249	$(14)	(0.4%)
Commissions from mortgage broker activities	57	156	(99)	(63.5%)
Commissions from sale of mutual funds and annuities	427	440	(13)	(3.0%)
Debit card and ATM fees	806	659	147	22.3%
Loan related fees	294	278	16	5.8%
BOLI income	292	266	26	9.8%
Gain on sale of securities	235	2	233	11,650%
Other service charges and fees	449	369	80	21.7%

Subtotal	$5,795	$5,419	$376	6.9%
Gain on sale of bank branch real estate	1,483	—	1,483	—%

Total non-interest income	$7,278	$5,419	$1,859	34.3%

In 2008, we sold one of our branch bank sites and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. A pre-tax gain on the sale of approximately $1,483,000 was recognized during April. The branch office has been operating from its current location since October 1996. It has approximately $12 million in deposits and $14 million in loans. The sale was for the real estate only. It is our intention to eventually transfer the related customer accounts to either a new branch office that has not yet been identified or to one of our existing branch locations. Excluding this transaction, our non-interest income for the first half of 2008 was $5,795,000, which was $376,000 or 6.9% more than our non-interest income for the similar period last year.

We acquired VSB on April 2, 2007. As such, nine months of non-interest income from VSB ($680,000) was included in the nine month period ending September 30, 2008, compared to six months ($432,000) in the comparable period in 2007. Excluding VSB and the gain on sale of the bank branch real estate, period to period non interest income increased by approximately $128,000, or about 2.5%. Excluding the gain on sale of securities, the remaining non interest income decreased $105,000 period to period.

Commissions from mortgage broker activities are dependent on market place forces including supply and demand of single family residential property in our local markets. Commissions from the sale of mutual funds and annuities are also dependent on market place forces including the successful efforts of our investment sales representatives. These two categories will vary from period to period.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2008 increased $1,931,000, or 7.2%, to $28,823,000, compared to $26,892,000 for the same period in 2007. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

			$	%
Nine month period ending:	Sept 30,	Sept 30,	increase	increase
(in thousands of dollars)	2008	2007	(decrease)	(decrease)
Employee salaries and wages	$12,226	$10,944	$1,282	11.7%
Employee incentive/bonus compensation	792	1,403	(611)	(43.5%)
Employee stock option expense	300	405	(105)	(25.9%)
Health insurance and other employee benefits	1,360	1,716	(356)	(20.7%)
Payroll taxes	884	858	26	3.0%
Other employee related expenses	699	614	85	13.8%
Incremental direct cost of loan origination	(679)	(810)	131	16.2%

Total salaries, wages and employee benefits	$15,582	$15,130	$452	3.0%

Occupancy expense	3,393	3,128	265	8.5%
Depreciation of premises and equipment	1,812	1,701	111	6.5%
Supplies, stationary and printing	537	499	38	7.6%
Marketing expenses	912	794	118	14.9%
Data processing expense	880	1,070	(190)	(17.8%)
Legal, auditing and other professional fees	903	726	177	24.4%
Core deposit intangible (CDI) amortization	588	612	(24)	(3.9%)
Postage and delivery	268	220	48	21.8%
ATM and debit card related expenses	534	500	34	6.8%
Bank regulatory related expenses	651	321	330	102.8%
Loss on sale of repossessed real estate (“OREO”)	22	5	17	340.0%
Valuation allowance write down of repossessed real estate (“OREO”)	215	—	215	—%
Loss on repossessed assets other than real estate	77	10	67	670%
Foreclosure and repossession related expenses	252	40	212	530.0%
Internet and telephone banking	259	204	55	27.0%
Operational write-offs and losses	186	179	7	3.9%
Correspondent accounts and Federal Reserve charges	198	196	2	1.0%
Conferences, seminars, education and training	187	154	33	21.4%
Other expenses	1,367	1,403	(36)	2.6%

Total non-interest expense	$28,823	$26,892	$1,931	7.2%

The most significant component to consider when comparing these two periods are the April 2, 2007 acquisition of VSB. VSB contributed $4,128,000 of non-interest expense in 2008 versus $2,798,000 in 2007. Excluding VSB, our net increase in non-interest expense would adjust from $1,931,000 to $601,000 or from 7.2% to 2.5%.

Employee salaries and wages increased $1,282,000 or 11.7% period to period, as shown in the above table. Most of the increase is due to a larger number of full time equivalent employees (“FTEs”) and part is due to an increase in employee salary and wage expense per FTE. Average FTEs during the first nine months of 2008 were 385 compared to 358 during the same period last year, an increase of 27 or

7.5%. This increase in FTEs was primarily due to the acquisition of VSB, as discussed above. Employee salary and wage expense per FTE during the current period was $31,756 per FTE, compared to $30,570 per FTE during the same period last year, an increase of $1,186 per FTE, or 3.9%. The cost per FTE relates to a combination of normal salary increases and the mix of employee level.

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

Employee health insurance, as listed in the table above, decreased $356,000 between the two periods presented. We have been proactive in this area since 2007. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. For the first nine months of 2008, we recognized expenses of $1,360,000 compared to $1,716,000 during the comparable period in 2007, a $356,000 or 20.7% decrease period to period.

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

Occupancy and depreciation expense combined increased by $376,000 during the current period compared to the same period last year. The majority of the increase is due to the acquisition of VSB discussed above. The remaining amount primarily relates to the branches we opened in February 2007, May 2007 and August 2007. We also moved from a temporary facility to a newly constructed facility which increased depreciation expense beginning in January 2008 and again in April 2008.

Data processing expenses as listed in the table above, decreased by $190,000 between the two periods presented. Beginning in December 2007 and ending in February 2008, we converted each of our banks’ core processing to in-house data processing solution. We expect approximately $300,000 annual savings on a comparable basis. However, because we are incurring additional data processing expenses, which we would incur either way, the annual decrease in data processing expense will likely be less than $300,000.

Bank regulatory expenses increased by $330,000 or 102.8% between the two periods listed in the table above. The banking regulatory authorities began increasing their charges to our banks during the fourth quarter of 2007. Given the current banking environment, we expect these higher charges to continue into the foreseeable future

Increase in foreclosure and repossession related expenses are reflective of the current environment and consistent with the increase in our repossessed real estate and activity in our repossessed assets other than real estate.

Provision for income taxes

The income tax provision for the nine months ended September 30, 2008 was $1,452,000 (an effective rate of 30.3%) compared to $3,043,000 (an effective rate of 33.5%) for the same period in 2007. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt securities and loans.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2007 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2007. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2008. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: November 4, 2008	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: November 4, 2008	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer