Form 10-K
period 2008-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2009-03-06
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32017

CENTERSTATE BANKS OF FLORIDA, INC.

(Name of registrant as specified in its charter)

Florida	59-3606741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42745 U.S. Highway 27, Davenport, Florida	33837
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:

(863) 419-7750

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

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (8,559,524 shares) on June 30, 2008, was approximately $94,412,000. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $11.03 per share on June 30, 2008. For the purposes of this response, directors, executive officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of March 5, 2009 there were outstanding 12,474,315 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Banks of Florida, Inc. (“We,” “CenterState,” “CSFL,” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all the outstanding shares of CenterState Bank Central Florida National Association (“Central”), CenterState Bank National Association (“CSNA”), CenterState Bank of Florida National Association (“CSB”), and Valrico State Bank (“VSB”) (collectively, the “Banks”).

In April 2007, we closed the acquisition of Valrico Bancorp, Inc. and its wholly owned subsidiary bank, VSB. VSB operates in Hillsborough County, which is contiguous to Pasco and Polk Counties, where we both previously and currently have banking locations.

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

Central and CSNA commenced operations in 1989. CSB commenced operations in 1992. Central’s operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, Ocoee and Orlando, Florida. CSNA operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Wildwood, Dade City, Inverness, Spring Hill, Crystal River, Brooksville, Leesburg, Clermont, Groveland, and Eustis, Florida. CSB operates through twelve banking locations all within Polk County, Florida. These cities within Polk County include Winter Haven, Haines City, Davenport, Lake Alfred, Auburndale, Lakeland and Lake Wales. VSB conducts business from its main office located in Valrico, Florida and branch offices located in Brandon, Lithia, Plant City and Riverview, Florida. Our three national bank subsidiaries are subject to the supervision of the Office of the Comptroller of the Currency and our state bank subsidiary (VSB) is under the supervision of the Florida Office of Financial Regulation and the FDIC. As of December 31, 2008, we operated through our four wholly owned subsidiary banks, with 37 banking locations located in nine counties in central Florida. We have plans to close three branches during 2009. One will close on March 31, 2009 and the other two will close on April 15, 2009. The three branches combined have total deposits of approximately $25 million, which will be transferred to three of our other existing branch offices. On January 30, 2009 we purchased approximately $180 million of the deposits of Ocala National Bank (“ONC”) from the FDIC. ONC, which was closed by the FDIC on Friday, January 30, 2009, operated from four branch locations in Ocala, Florida. On Monday morning, February 2, 2009, all four branches opened as CenterState Bank branch offices. We did not purchase any loans, but have a thirty day option to select any loans we want to purchase. At this time, we are considering the purchase of approximately $20 million of loans we have selected from the portfolio. See “Executive Summary, branching activities,” for additional discussion relating to our branching activities.

On November 21, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we issued and sold to the U.S. Department of the Treasury (the “Treasury”), (a) 27,875 shares (the “Preferred Shares”) of our Fix Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (b) a ten-year warrant (the “Warrant”) to purchase up to 250,825 shares of our voting common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $16.67 per share. For a detailed description of this program, what we agreed to do and what we received, refer to our Form 8-K filed on November 24, 2008, as well as our Form S-3 filed on December 17, 2008 and our 424B2 Prospectus filed on January 2, 2009.

During the fourth quarter of 2008, we initiated a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CSB, located in Winter Haven, Florida. We hired substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division, who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. Although the business is operated through our Winter Haven subsidiary bank, the employees are physically located in a newly leased facility in Birmingham, Alabama. See “Executive Summary, correspondent banking division,” for additional discussion relating to this new business activity.

Our Company provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail and by internet. In addition, we make secured and unsecured commercial and real estate loans and issue stand-by letters of credit. Our Company provides automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. We also offer internet banking services to our customers. In addition to the foregoing services, our offices provide customers with extended banking hours. We do not have a trust department, however, trust services are available to customers through a business relationship with another bank. We also offer other financial products to our customers, including mutual funds, annuities and other products, through a relationship with Infinex Investment, Inc. Beginning in the fourth quarter of 2008, we began selling bonds and fixed income securities to correspondent banks, and we began accepting deposits of correspondent banks (i.e. federal funds purchased) as well as commercial checking accounts, and starting in 2009 we are beginning to offer safe-keeping services, bond accounting services, and asset/liability consulting related services.

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

CenterState Shared Services (“CSS”) (formerly C.S. Processing, Inc.) is a wholly owned subsidiary of our Company’s subsidiary banks. CSS processes checks and renders statements (i.e. “item processing center”), provides certain information technology services, human resource services and credit analysis services for our subsidiary banks.

At December 31, 2008, our Company’s primary assets were our ownership of 100% of the stock of each of our four banks. At December 31, 2008, we had total consolidated assets of $1,333,143,000, total consolidated loans of $892,001,000, total consolidated deposits of $993,800,000, and total consolidated stockholders’ equity of $179,165,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. The Company’s consolidated loans at December 31, 2008 and 2007 were $892,001,000, or 67% and $841,405,000 or 69%, respectively, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2008, approximately 84% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 9% of the loan portfolio consisted of commercial loans (not secured by real estate) and 7% of our loan portfolio consisted of consumer and other loans.

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Polk, Osceola, Pasco, Hernando, Hillsborough, Citrus, Sumter, Lake and Orange counties, as well as Marion county commencing in 2009, for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 9% of our Company’s total loan portfolio as of December 31, 2008 and 2007.

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

Loan originations are derived primarily from employee loan officers within our local market areas, but can also be attributed to referrals from existing customers and borrowers, advertising, or walk-in customers.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 51% and 45% of our consolidated total deposits at December 31, 2008 and 2007, respectively. Approximately 49% of our consolidated deposits at December 31, 2008, were certificates of deposit compared to 55% at December 31, 2007. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 27% of consolidated total deposits at December 31, 2008 and 31% at December 31, 2007. The majority of the deposits are generated from Polk, Osceola, Orange, Pasco, Hernando, Hillsborough, Sumter, Lake and Citrus counties. Generally, we do not accept brokered deposits and we do not solicit deposits on a national level. We obtain all of our deposits from customers in our local markets. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Deposits.”

Investments

A portion of our assets are invested in U.S. Treasury securities, obligations of U.S. government agencies, municipal securities, mortgage backed securities and federal funds sold. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

With respect to our investment portfolio, we invest in U.S. Treasury securities, obligations of U.S. government agencies, mortgage backed securities and municipal securities, because such securities generally represent a minimal investment risk. Occasionally, we may purchase certificates of deposits of national and state banks. These investments may exceed $250,000 in any one institution (the limit of FDIC insurance for deposit accounts). Federal funds sold and money market accounts represent the excess cash we have available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

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

We have established correspondent relationships with Federal Home Loan Bank, Independent Bankers’ Bank of Florida, and SunTrust Banks. The Company pays for such services.

Through our lead subsidiary bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the fourth quarter of 2008. The business lines are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (1) correspondent bank deposits (i.e. federal funds purchased); (2) correspondent bank checking accounts; and (3) loans to correspondent banks. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Georgia and Alabama, but will also include several other southeastern States. For additional information regarding the Company’s newly initiated correspondent banking division, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.”

Data Processing

Beginning in December 2007 and ending in February 2008 each of our banks converted their third party core data processing service bureau to a single in-house solution operated through our banks wholly owned subsidiary CSS. The core data processing system provides automated general ledgers, deposit processing and accounting services, and loan processing and accounting services. The systems were substantially identical to the third party system, except all the processing now occurs in-house. Each of our subsidiary business units maintains its own data processing system, with its own general ledger, deposit accounting system and loan accounting system, all housed on the same equipment maintained at CSS. The output of each of these comprehensive systems for each of our banks is then consolidated at the holding company level.

CSS also provides item processing services and certain other information technology (“IT”) services for our subsidiary banks. These services include; sorting, encoding, processing, and imaging checks and rendering checking and other deposit statements to commercial and retail customers, as well provide IT services, including intranet and internet services for each subsidiary bank and the Company overall. The total cost of providing these services are charged to each subsidiary bank based on usage.

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

Bank Regulation. CenterState/Osceola, CenterState Bank and CSNA are chartered under the national banking laws. Valrico State Bank is a State chartered Bank. Each of the deposits of the Banks is insured by the FDIC to the extent provided by law. The Banks, other than Valrico State Bank, are subject to comprehensive regulation, examination and supervision by the OCC. Valrico State Bank is subject to comprehensive regulation, examination and supervision by the Florida Office of Financial Regulation (the “OFR”) and the FDIC. The Banks also are subject to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. Our national bank subsidiaries are examined periodically by the OCC. Valrico State Bank is examined periodically by the OFR and FDIC. The Banks submit to their examining agencies periodic reports regarding their financial condition and other matters. The bank regulatory agencies have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Periodic full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified restrictions on extensions of credit to insiders under the Federal Reserve Act.

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2008, our Tier 1 and total risk-based capital ratios were 16.2% and 17.4%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2008, our leverage ratio was 12.6%.

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

If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

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

As of December 31, 2008, each of our subsidiary Banks met the capital requirements of a “well capitalized” institution.

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

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, the OCC before acquiring control of any national bank and the FDIC and the OFR before acquiring control of a state bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

Federal and state laws also have heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2008, we had a total of approximately 399 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Availability of Reports furnished or filed with the Securities and Exchange Commission (SEC)

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our internet website at www.csflbanks.com or www.centerstatebanks.com.

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

Risks Related to Our Business

Recent negative developments in the financial services industry and the U.S. and global credit markets may adversely impact our operations and results

Negative developments in the latter portion of 2007 and during 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009 and beyond. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of any new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Deterioration in the housing market and homebuilding industry could lead to additional loan losses and reduced earnings

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to declining real estate values and general economic concerns. As of December 31, 2008, the Banks’ non-performing loans were approximately $19.9 million, or 2.23% of the loan portfolio. Nonperforming assets were approximately $24.8 million as of this same date, or 1.86% of total assets. Furthermore, the housing and the residential markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on the Banks’ loan portfolios and real estate owned as the Banks continue to reassess the market value of their loan portfolios, the losses associated with the loans in default and the net realizable value of real estate owned. The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the markets in which the Banks lend. Customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, the Banks are facing increased delinquencies and non-performing assets as these customers are forced to default on their loans. The Banks do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to their loan portfolios may occur.

Loan Portfolio includes commercial and industrial loans that have higher risks

The Banks’ commercial and commercial real estate loans at December 31, 2008, were $80.5 million and $434.5 million, respectively, or 9.0% and 48.7% of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by the Banks’ customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, the Banks may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Banks knew of, or were responsible for, the contamination.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project are reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Banks may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

Possible use of more costly brokered deposits

We can offer no assurance that the Banks will be able to maintain or increase their market share of deposits in their highly competitive service areas. If they are unable to do so, they may be forced to accept increased amounts of out-of-market or brokered deposits. As of December 31, 2008, the Banks had no brokered deposits. At times, the cost of out-of-market and brokered deposits may exceed the cost of deposits in the local market. In addition, the cost of out-of-market and brokered deposits can be volatile, and if the Banks are unable to access these markets or if costs related to out-of-market and brokered deposits increases, the Banks’ liquidity and ability to support demand for loans could be adversely affected.

Our business is subject to the success of the local economies where we operate

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenged, our business may be adversely affected. Prolonged adverse economic conditions in our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in our core Florida market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us

With most of our loans concentrated in Central Florida, a continued decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a prolonged decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure loans with real estate collateral. At December 31, 2008, approximately 84% of the Banks’ loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

An inadequate allowance for loan losses would reduce our earnings

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Banks to increase the allowance for loan losses as a part of their examination process, the Banks’ earnings and capital could be significantly and adversely affected.

Our business strategy includes continued growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. Particularly in light of prevailing economic conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

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

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders and to investors purchasing common stock in this offering. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

The building of market share throughout our de novo branching strategy could cause our expenses to increase faster than revenues

We may continue to build market share in Central Florida through our de novo branching strategy. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

Our recent results may not be indicative of our future results

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources as a result of the recent sale of the Series A preferred stock to the Treasury will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

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

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Board of Governors of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest our Banks receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but such changes could also affect (i) the Banks’ ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

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

Our profitability could be adversely affected if we are unable to promptly deploy the capital raised in our recent offering

We may not be able to immediately deploy all of the capital raised in the recent sale of the Series A preferred stock to the Treasury. Investing the offering proceeds in securities until we are able to deploy the proceeds will provide lower margins than we generally earn on loans, potentially adversely affecting shareholder returns, including earnings per share, return on assets and return on equity.

The trading volume in our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock

Our common stock is thinly traded. The average daily trading volume of our shares on The Nasdaq National Market during 2008 was approximately 14,000 shares. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Our ability to pay dividends is limited and we may be unable to pay future dividends

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our four bank subsidiaries to pay dividends to us is limited by their obligations to maintain sufficient capital and by other general restrictions on their dividends that are applicable to national banks and state banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

Our preferred shares impact net income available to our common shareholders and our earnings per share

As long as there are Series A preferred shares outstanding, no dividends may be paid on our common stock unless all dividends on the preferred shares have been paid in full. The dividends declared on our Series A preferred shares will reduce the net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase our common stock issued to the Treasury, in conjunction with the Series A preferred shares may be dilutive to our earnings per share. The Series A preferred shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of our business.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders

We have supported our continued growth through the issuance of trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2008, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $12.5 million. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our Holding Company owns no real property. Our corporate office is leased from one of our subsidiary banks, and is located at 42745 U.S. Highway 27, Davenport, Florida 33837. Our Company, through our banks, currently operates a total of 37 banking offices. Of these offices there are two “mini” offices in active adult communities. These offices are leased for nominal amounts, and generally consist of a room that is set aside for us in the community club house or community center. These offices are opened for abbreviated periods and cater to the residents of the gated community. Of the 35 full service offices, we lease nine, two of these we built the building but are leasing the land, and two are temporary leased facilities until the construction on the permanent buildings are completed. See Note 6 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K and Management’s Discussion and Analysis—Bank Premises and Equipment, for additional information regarding our premises and equipment.

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

No matters were submitted to a vote of our Company security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our Common Stock are traded on the Nasdaq National Market System. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2008 and 2007. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

	2008		2007
	High	Low	High	Low
1st Quarter	$17.61	$12.12	$21.50	$17.01
2nd Quarter	14.34	10.40	19.99	16.32
3rd Quarter	18.00	9.70	18.52	15.36
4th Quarter	18.00	12.81	16.10	11.75

As of December 31, 2008, there are 12,474,315 shares of common stock outstanding. There were approximately 989 registered shareholders as of that date, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter. The following sets forth per share cash dividends paid during 2008 and 2007.

	2008	2007
1st Quarter	$0.04	$0.035
2nd Quarter	$0.04	$0.035
3rd Quarter	$0.04	$0.04
4th Quarter	$0.04	$0.04

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

As long as there are Series A preferred shares outstanding, no dividends may be paid on our common stock unless all dividends on the preferred shares have been paid in full. The dividends declared on our Series A preferred shares will reduce the net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase our common stock issued to the Treasury, in conjunction with the

Series A preferred shares may be dilutive to our earnings per share. The Series A preferred shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of our business.

Share Repurchases

We did not repurchase any shares of our common stock during 2008.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the NASDAQ National Market System. The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the SNL Southeast Bank Index and the NASDAQ Bank Index, since December 31, 2003 (assuming a $100 investment on December 31, 2003 and reinvestment of all dividends).

	2003	2004	2005	2006	2007	2008
CenterState Banks of Florida, Inc.	100	170	185	225	131	185
SNL Southeast Bank Index	100	119	121	142	107	43
NASDAQ Bank Index	100	111	106	118	92	70

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2008 and 2007, and the three year period ended December 31, 2008, presented elsewhere herein.

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS:
Total interest income	$68,082	$75,173	$59,113	$40,266	$29,088
Total interest expense	(27,797)	(32,825)	(22,010)	(11,722)	(7,874)

Net interest income	40,285	42,348	37,103	28,544	21,214
Provision for loan losses	(6,520)	(2,792)	(717)	(1,065)	(1,270)

Net interest income after provision for loan losses	33,765	39,556	36,386	27,479	19,944
Non-interest income	9,324	7,104	5,913	5,177	4,798
Gain on sale of bank branch office real estate	1,483	—	—	—	—
Sale of bank shell	—	1,000	—	—	—
Gain on sale of branches	—	—	—	—	1,844
Non-interest expense	(39,936)	(35,964)	(28,981)	(22,602)	(19,646)

Income before income taxes	4,636	11,696	13,318	10,054	6,940
Income taxes	(1,215)	(3,897)	(4,859)	(3,724)	(2,567)

Net income	$3,421	$7,799	$8,459	$6,330	$4,373

PER COMMON SHARE DATA:
Basic earnings per share	$0.26	$0.64	$0.77	$0.68	$0.59
Diluted earnings per share	$0.26	$0.63	$0.75	$0.66	$0.57
Common equity per common share outstanding	$12.22	$11.92	$10.54	$9.26	$7.09
Tangible common equity per common share outstanding	$9.64	$9.28	$9.38	$8.77	$6.45
Dividends per common share	$0.16	$0.15	$0.14	$0.13	$0.12
Actual shares outstanding	12,474,315	12,436,407	11,129,020	10,500,772	8,137,426
Weighted average common shares outstanding	12,452,375	12,108,590	10,964,890	9,357,046	7,500,316
Diluted weighted average common shares outstanding	12,585,036	12,294,537	11,232,059	9,629,194	7,656,308

BALANCE SHEET DATA:
Assets	$1,333,143	$1,217,430	$1,077,102	$871,521	$753,779
Total loans	892,001	841,405	657,963	516,658	441,005
Allowance for loan loss	13,335	10,828	7,355	6,491	5,685
Total deposits	993,800	972,620	892,806	717,337	659,630
Other borrowings	141,183	75,646	52,792	42,811	24,627
Corporate debenture	12,500	12,500	10,000	10,000	10,000
Preferred stockholders’ equity	26,787	—	—	—	—
Common stockholders’ equity	152,378	148,282	117,332	97,241	57,664
Total stockholders’ equity	179,165	148,282	117,332	97,241	57,664
Tangible capital	147,099	115,439	104,386	92,087	52,438
Goodwill	28,118	28,118	9,863	4,675	4,675
Core deposit intangible (CDI)	3,948	4,725	3,083	479	551
Average total assets	1,238,005	1,189,268	981,640	808,177	673,669
Average loans	856,260	791,886	605,236	482,819	421,229
Average interest earning assets	1,108,180	1,068,591	894,286	744,298	618,589
Average deposits	975,352	963,033	807,471	678,149	584,442
Average interest bearing deposits	823,121	775,282	610,732	496,046	445,358
Average interest bearing liabilities	923,591	854,251	670,562	544,663	481,468
Average total stockholders’ equity	154,521	138,425	109,794	78,037	51,340

Selected Consolidated Financial Data—continued

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2008	2007	2006	2005	2004
SELECTED FINANCIAL RATIOS:
Return on average assets	0.28%	0.66%	0.86%	0.78%	0.65%
Return on average equity	2.21%	5.63%	7.70%	8.11%	8.52%
Dividend payout	58%	23%	18%	19%	21%
Efficiency (1)	81%	73%	68%	67%	76%
Net interest margin, tax equivalent basis (2)	3.70%	4.01%	4.17%	3.84%	3.43%
Net interest spread, tax equivalent basis (3)	3.19%	3.25%	3.35%	3.27%	3.06%

CAPITAL RATIOS:
Tier 1 leverage ratio	12.59%	10.78%	11.23%	12.35%	8.60%
Risk-based capital
Tier 1	16.17%	13.80%	15.60%	18.10%	13.40%
Total	17.43%	14.97%	16.60%	19.23%	14.61%
Average equity to average assets	12.48%	11.64%	11.18%	9.66%	7.62%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.47%	0.12%	0.08%	0.05%	0.07%
Allowance to period end loans	1.49%	1.29%	1.12%	1.26%	1.29%
Allowance for loan losses to non-performing loans	67%	266%	1,206%	430%	634%
Non-performing assets to total assets	1.86%	0.40%	0.06%	0.18%	0.17%

OTHER DATA:
Banking locations	37	37	30	26	25
Full-time equivalent employees	399	371	320	275	257

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income, exclusive of non-recurring items.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.

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

Selected Quarterly Data

(Dollars are in thousands)

(Dollars in thousands except for per share data)	2008				2007
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$16,429	$16,821	$16,866	$17,966	$19,191	$19,839	$19,623	$16,520
Interest expense	(6,364)	(6,445)	(6,836)	(8,152)	(8,586)	(8,938)	(8,379)	(6,922)

Net interest income	10,065	10,376	10,030	9,814	10,605	10,901	11,244	9,598
Provision for loan losses	(2,637)	(1,764)	(1,515)	(604)	(1,605)	(529)	(376)	(282)

Net interest income after
Provision for loan losses	7,428	8,612	8,515	9,210	9,000	10,372	10,868	9,316
Non-interest income	3,346	1,810	1,750	1,757	1,923	1,959	1,903	1,540
Gain on sale of bank branch office real estate	—	—	1,483	—	—	—	—	—
Sale of bank shell	—	—	—	—	1,000	—	—	—
Securities gain (loss)	426	197	(6)	44	5	2	—	—
Non-interest expenses	(11,356)	(9,613)	(9,560)	(9,407)	(9,315)	(9,442)	(9,362)	(8,073)

Income before income tax expense	(156)	1,006	2,182	1,604	2,613	2,891	3,409	2,783
Income tax expense	237	(245)	(714)	(493)	(854)	(939)	(1,129)	(975)

Net income	$81	$761	$1,468	$1,111	$1,759	$1,952	$2,280	$1,808

Basic earnings per common share	$(0.01)	$0.06	$0.12	$0.09	$0.14	$0.16	$0.18	$0.16
Diluted earnings per common share	$(0.01)	$0.06	$0.12	$0.09	$0.14	$0.15	$0.18	$0.16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2008 and 2007, and the results of operations for the years ended December 31, 2008, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

Executive Summary

Organizational structure

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company,” “Company,” “Corporate,” “CenterState” or “CSFL”), and our four wholly owned subsidiary banks, and their wholly owned subsidiary, CenterState Shared Services, Inc. (“CSS”), formerly C.S. Processing, Inc.

Our four subsidiary banks operate through locations in nine counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. CSS is a wholly owned subsidiary of our subsidiary banks, which provides item processing services, human resource services, credit analyst services and information technology services for these subsidiary banks. As of December 31, 2008 we operated through 37 banking locations. We plan to close three branches during 2009. One will close on March 31, 2009 and the other two will close on April 15, 2009. The three branches combined have total deposits of approximately $25 million, which will be transferred to three of our other existing branch offices. On January 30, 2009 we purchased approximately $180 million of the deposits of Ocala National Bank (“ONC”) from the FDIC. ONC, which was closed by the FDIC on Friday, January 30, 2009, operated from four branch locations in Ocala, Florida. On Monday morning, February 2, 2009, all four branches opened as CenterState Bank branch offices. See “branching activities,” below for additional discussion related to our branch activities. During the fourth quarter of 2008, we initiated a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CSB, located in Winter Haven, Florida. See “correspondent banking division,” below for additional discussion relating to this new business activity.

Through our subsidiary banks, we conduct commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the interest rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and related services, and also includes commissions earned on bond sales, brokering single family home loans, sale of mutual funds, annuities and other non traditional and non insured investments. Non-interest expense consists of compensation, employee benefits, occupancy and equipment expenses, and other operating expenses.

We operate under a decentralized organizational structure. Each of our subsidiary banks is managed by its own bank president, who has the primary responsibility for the profitability and growth of the individual business unit. Each bank has its own charter, management team and board of directors, although most of the Company’s board directors are also board members of one or more of our subsidiary banks, and our Chairman is either the chairman or at least a board member of all our subsidiary banks. Except for the largest and/or riskier lending facilities, which require approval of a senior committee comprised of each subsidiary bank president and our

CEO, each bank generally makes its own lending decisions. Although lending decisions are made at each bank, credit (loan) review is performed by Parent Company employees, who are independent of the loan origination process and of the individual banks. The Chief Loan Review officer, who also is the Company’s Chief Internal Auditor, reports directly to the Company’s Audit Committee, with a dotted line to our CEO. This system of checks and balances has worked well for us in the past, and is clearly being tested in this current economy and real estate market.

At December 31, 2008, our four subsidiary banks are operating an aggregate of 37 bank branch locations in nine Counties in central Florida as summarized in the table below:

Subsidiary Banks	No. of locations	Counties
CenterState Bank Central Florida, N.A. (“Central”)	7	Osceola, Orange
CenterState Bank, N.A. (“CSB/West”)	13	Pasco, Hernando, Citrus, Sumter, Lake
CenterState Bank of Florida (“CSB/Polk”)	12	Polk
Valrico State Bank (“VSB”)	5	Hillsborough

Branching activities

We opened three new branches in 2006 and three in 2007. We did not open any new branches during 2008 and have no plans to open any during 2009. During April of 2008, we sold one branch office building located in Orange County and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. We are not going to renew the lease and will close the office on March 31, 2009. The deposit and loan accounts will be transferred to the nearest existing office. The branch has been operating since 1996 and currently has deposits of approximately $12 million.

We are also closing two additional small branches effective April 15, 2009. One branch operates from a leased facility in Hernando County since it opened in August 2007. Currently it has less than $3 million in deposits. The other branch opened in October 1998 in Sumter County and currently has approximately $10 million in total deposits. We own the Sumter County branch real estate and plan to offer it for sale. The deposit and loan accounts will be transferred to other existing branches.

After these three branches are closed, the Company’s branch network will decrease from 37 to 34. The estimated annual cost savings is expected to approximate $500,000. We do not expect to open any new branches in 2009. However, on January 30, 2009, we purchased the deposits of Ocala National Bank (“ONC”) from the FDIC for approximately $3,000,000, a premium of approximately 1.7%. Total deposits purchased approximated $180,000,000. ONC, which was closed by the FDIC on Friday, January 30, 2009, operated from four bank branch locations of which two were leased and two were owned. Pursuant to the transaction, we have the option to purchase the two owned locations, plus all the furniture and equipment, and assume the leases at fair value, to be determined by appraisal. ONC branches opened as our branches on Monday morning, February 2, 2009. If we decide to keep all four of these new branches, our branch network will be increased to 38 (after closing the three branches discussed above).

TARP

On November 21, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we issued and sold to the U.S. Department of the Treasury (the “Treasury”), (a) 27,875 shares (the “Preferred Shares”) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (b) a ten-year warrant (the “Warrant”) to purchase up to 250,825 shares of our voting common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $16.67 per share.

For a detailed description of this program, what we agreed to do and what we received, refer to our Form 8-K filed on November 24, 2008, as well as our Form S-3 filed on December 17, 2008 and our 424B2 Prospectus filed on January 2, 2009. In summary, we issued 5% Cumulative Perpetual Preferred Stock along with a Warrant to purchase up to 250,825 shares of our common stock at an exercise price of $16.67 to the U.S. Department of Treasury, in exchange for $27,875,000 cash, which we received on November 21, 2008. The 5% dividends are paid quarterly and after five years the rate increases to 9% and remains at that level into perpetuity. After the initial three years, we are permitted to redeem it at any time. In addition, we can redeem it during the initial three years under certain conditions. If we raise qualifying equity capital equal to $27,875,000 or more prior to December 31, 2009, half of the Warrant (125,412 shares) will be cancelled. We are restricted from increasing our cash dividend on common shares from its current level of $0.04 per quarter during the initial three years, there are certain restrictions with regard to our ability to repurchase our own common shares and lastly, there are certain restrictions which subject us to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”).

Correspondent banking division

Through our lead subsidiary bank in Winter Haven, Florida, we initiated a correspondent banking and bond sales division during the fourth quarter of 2008. This new business line was created by way of a management lift-out. We hired substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division, who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. The division operates out of a newly leased facility in Birmingham, Alabama. The business lines are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (1) correspondent bank deposits (i.e. federal funds purchased); (2) correspondent bank checking accounts; and (3) loans to correspondent banks. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Georgia and Alabama, but will also include several other southeastern States. During the fourth quarter of 2008, we earned gross commission revenue on bond sales of $1,412,000. At December 31, 2008, we had $88,976,000 in deposits of correspondent banks (federal funds purchased).

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

Beginning in late 2007, the Company’s CEO initiated a new program referred to as “centercourt,” whereby all of our bank presidents and their chief lending officers are gathered together in one room along with our CEO, CFO, COO and Chief Loan Review officer. Each bank president and his chief lending officer present their prepared written report on the status of their bank’s loan portfolio. Past due, non accrual, impaired, potentially impaired, and loans in process of foreclosure, as well as OREO issues are presented and discussed. These meetings are generally held once per quarter. The objectives include early and quick identification and resolutions of potential loan losses, as well as sharing information and ideas between banks. The process also contributes to each bank’s allowance for loan loss analysis assumptions and preparation.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, or in the case of core deposit intangibles, zero. We acquired CenterState Bank of Florida, in Winter Haven, Florida, on December 31, 2002, CenterState Bank Mid Florida on March 31, 2006 and Valrico State Bank on April 2, 2007. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of November 30, 2008, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income. Goodwill and intangible assets are described further in Note 7 of the notes to the consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007.

Net Income

Our net income for the year ended December 31, 2008 was $3,421,000 or $0.26 per share (basic) and $0.26 per share (diluted), compared to $7,799,000 or $0.64 per share (basic) and $0.63 per share (diluted) for the year ended December 31, 2007.

The primary reasons for the decrease in 2008 net income compared to 2007, was the increase in our loan loss provision ($6,520,000 versus $2,792,000), which was a reflection of the continued deterioration of the real estate market in Florida specifically and the overall economy in general, and secondly, the decrease in our net interest income ($40,285,000 versus $42,348,000), which was caused by compression in our net interest margin (“NIM”). These and other factors contributing to the decrease in our 2008 net income compared to 2007 are discussed below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income decreased $2,063,000 or 5% to $40,285,000 during the year ended December 31, 2008 compared to $42,348,000 for the same period in 2007. The decrease was the result of a $7,091,000 decrease in interest income less a $5,028,000 decrease in interest expense.

Interest earning assets averaged $1,108,180,000 during the year ended December 31, 2008 as compared to $1,068,591,000 for 2007, an increase of $39,589,000, or 4%. The yield on average interest earning assets decreased 89 basis points (“bps”) to 6.14% (89bps to 6.20% tax equivalent basis) during the year ended December 31, 2008, compared to 7.03% (7.09% tax equivalent basis) for 2007. The combined net effects of the $39,589,000 increase in average interest earning assets and the 89bps decrease in yield on average interest earning assets resulted in the $7,091,000 ($6,968,000 tax equivalent basis) decrease in interest income between the two years.

Interest bearing liabilities averaged $923,591,000 during the year ended December 31, 2008 as compared to $854,251,000 for 2007, an increase of $69,340,000, or 8%. The cost of average interest bearing liabilities decreased 83bps to 3.01% during the year ended December 31, 2008, compared to 3.84% for 2007. The combined net effects of the $69,340,000 increase in average interest bearing liabilities and the 83bps decrease in cost of average interest bearing liabilities resulted in the $5,028,000 decrease in interest expense between the two years.

See the tables “Average Balances—Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances—Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2008			2007
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Loans (1) (2) (7)	$856,260	$57,519	6.72%	$791,886	$61,971	7.83%
Securities available for sale—taxable	154,270	7,822	5.07%	191,674	9,388	4.90%
Securities available for sale—tax exempt (7)	38,070	2,060	5.41%	35,933	1,824	5.08%
Federal funds sold and other	59,580	1,345	2.26%	49,098	2,531	5.15%

TOTAL INTEREST EARNING ASSETS	$1,108,180	$68,746	6.20%	$1,068,591	$75,714	7.09%

Allowance for loan losses	(11,750)			(9,114)
All other assets	141,575			129,791

TOTAL ASSETS	$1,238,005			$1,189,268

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$141,756	$953	0.67%	$125,468	$1,375	1.10%
Money market	112,957	2,298	2.03%	114,457	3,314	2.90%
Savings	67,215	733	1.09%	53,195	431	0.81%
Time deposits	501,193	20,952	4.18%	482,162	23,570	4.89%
Repurchase agreements	30,818	459	1.49%	58,329	2,582	4.43%
Other borrowed funds (3)	57,152	1,584	2.77%	8,765	532	6.07%
Corporate debenture (4)	12,500	818	6.54%	11,875	1,021	8.60%

TOTAL INTEREST BEARING LIABILITIES	$923,591	$27,797	3.01%	$854,251	$32,825	3.84%

Demand deposits	152,231			187,751
Other liabilities	7,662			8,841
Total stockholders’ equity	154,521			138,425
TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$1,238,005			$1,189,268

NET INTEREST SPREAD (tax equivalent basis) (5)			3.19%			3.25%

NET INTEREST INCOME (tax equivalent basis)		$40,949			$42,889

NET INTEREST MARGIN (tax equivalent basis) (6)			3.70%			4.01%

(1)	Loan balances are net of deferred origination fees and costs.
(2)	Interest income on average loans includes loan fee recognition of $336 and $523 for the years ended December 31, 2008 and 2007, respectively.

(3)	Includes Federal Home Loan Bank advances, Federal Funds Purchased and correspondent bank deposits (Federal Funds Purchased).
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of ($1) and $16 during year ended December 31, 2008 and 2007, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2008 versus 2007
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$4,778	$(9,230)	$(4,452)
Securities available for sale—taxable	(1,887)	321	(1,566)
Securities available for sale—tax exempt	112	124	236
Federal funds sold and other	457	(1,643)	(1,186)

TOTAL INTEREST INCOME (tax equivalent basis)	$3,460	$(10,428)	$(6,968)

INTEREST EXPENSE
Deposits
NOW accounts	$161	$(583)	$(422)
Money market accounts	(43)	(973)	(1,016)
Savings	131	171	302
Time deposits	901	(3,519)	(2,618)
Repurchase agreements	(882)	(1,241)	(2,123)
Other borrowed funds	1,484	(432)	1,052
Corporate debenture	51	(254)	(203)

TOTAL INTEREST EXPENSE	$1,803	$(6,831)	$(5,028)

NET INTEREST INCOME (tax equivalent basis)	$1,657	$(3,597)	$(1,940)

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

Provision for Loan Losses

The provision for loan losses (expense) increased $3,728,000, to $6,520,000 during the year ending December 31, 2008 compared to $2,792,000 for 2007. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2008 was $10,807,000 compared to $8,104,000 for 2007. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

(in thousands of dollars)	2008	2007	$ increase (decrease)	% Increase (decrease)
Service charges on deposit accounts	$4,490	$4,436	$54	1.2%
Commissions from bond sales	1,412	—	1,412	n/a
Commissions from mortgage broker activities	87	187	(100)	(53.5)%
Commissions from sale of mutual funds and annuities	503	586	(83)	(14.2)%
Debit card and ATM fees	1,075	905	170	18.8%
Loan related fees	402	381	21	5.5%
BOLI income	387	353	34	9.6%
Other service charges and fees	320	269	51	19.0%
(Loss) on sale or disposition of fixed assets	(13)	(20)	7	35.0%
Gain on sale of securities	661	7	654	9,342.9%

Subtotal	$9,324	$7,104	$2,220	31.3%
Gain on sale of bank branch office real estate	1,483	—	1,483	n/a
Sale of bank charter	—	1,000	(1,000)	n/a

Total non-interest income	$10,807	$8,104	$2,703	33.4%

We sold one of our branch office buildings on April 1, 2008 for $2,500,000 and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. We recognized a pre-tax gain on the sale of approximately $1,483,000 during April 2008. We are not going to renew the lease, and plan to close the office on March 31, 2009. We will transfer all the loan and deposit accounts to one or more of our existing offices. See “Executive Summary” for a discussion on our branching activity including this sale.

The Parent Company and two of its subsidiary banks, (CenterState Bank West Florida, N.A. (“CSWFL”) and CenterState Bank Mid Florida (“Mid FL”)), Atlantic Southern Financial Group, Inc. (a Georgia Corporation) and it’s wholly owned subsidiary, Atlantic Southern Bank (collectively referred to as “Atlantic Southern”) entered into several related agreements (the “Transaction”) which closed on November 30, 2007. In summary, a description of the Transaction is as follows: CSWFL effectively purchased substantially all the assets and assumed the liabilities of Mid FL, except for the Mid FL main office (a leased office) and a minimum amount of deposits and capital required by banking laws. Atlantic Southern then acquired Mid FL, through a merger. Atlantic Southern paid to the Company an amount equal to the remaining amount of capital of Mid FL (after the sale (transfer) by Mid FL of its assets and liabilities to CSWFL) plus an additional amount of $1,000,000. Atlantic Southern then transferred Mid FL’s main office to CSWFL. The Company recognized a gain on the sale of $1,000,000 (included in non interest income) less transaction expenses of approximately $100,000. Transaction expenses are included in non interest expense. The Company continues to operate the same locations operated by CSWFL and Mid FL, except it is now operating these locations under one charter instead of two. All customer loan and deposit accounts/relationships have been retained by the Company. Following the Transaction, CSWFL changed its name to CenterState Bank, N.A.

We acquired VSB on April 2, 2007, and, as such, we recognized nine months of non interest income generated by VSB in 2007 compared to twelve months in 2008. The difference between the two years related to the three months equates to approximately $200,000.

We initiated a correspondent banking division during the fourth quarter of 2008. The primary revenue generator of this new business unit is bond sales to correspondent banks. During the fourth quarter of 2008, we recognized $1,412,000 of gross revenue from commissions on bond sales. See “Executive Summary” for further discussion relating to our new correspondent banking division.

We sold approximately $38,000,000 of securities available for sale during 2008, generating a net gain on sale of $661,000. The sales were a result of liquidity management and asset/liability management.

Commissions from mortgage broker activities is dependent on market place forces including supply and demand of single family residential property in our local markets, and the interest rate environment which primarily effects refinancing activity. As the residential real estate market in Florida deteriorated, activity decreased, resulting in decreased commissions earned in 2008 compared to 2007.

Sales of mutual funds and annuities are somewhat dependent on market place forces, but primarily dependent on the successful efforts of our investment sales representatives. These commissions will fluctuate period to period.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2008 increased $3,972,000, or 11.0%, to $39,936,000, compared to $35,964,000 for 2007. The table below breaks down the individual components. Amounts are in thousands of dollars.

(in thousands of dollars)	2008	2007	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$17,172	$14,825	$2,347	15.8%
Employee incentive/bonus compensation	763	1,501	(738)	(49.2)%
Employee stock option expense	402	509	(107)	(21.0)%
Employer 401K matching contributions	484	450	34	7.6%
Deferred compensation expense	137	—	137	—
Health insurance and other employee benefits	1,743	2,266	(523)	(23.1)%
Payroll taxes	1,209	1,120	89	7.9%
Other employee related expenses	445	390	55	14.1%
Incremental direct cost of loan origination	(871)	(1,034)	163	15.8%

Total salaries, wages and employee benefits	$21,484	$20,027	$1,457	7.3%

Occupancy expense	4,143	3,966	177	4.5%
Depreciation of premises and equipment	2,590	2,305	285	12.4%
Supplies, stationary and printing	743	690	53	7.7%
Marketing expenses	1,359	1,096	263	24.0%
Data processing expense	1,141	1,452	(311)	(21.4)%
Legal, auditing and other professional fees	1,245	1,101	144	13.1%
Bank regulatory related expenses	1,230	468	762	162.8%
Postage and delivery	367	308	59	19.2%
ATM and debit card related expenses	724	667	57	8.5%
CDI amortization	777	842	(65)	(7.7)%
Loss on sale of repossessed real estate (“OREO”)	51	5	46	920.0%
Valuation write down of repossessed real estate (“OREO”)	434	—	434	—
Loss on repossessed assets other than real estate	125	2	123	6,150.0%
Foreclosure related expenses	396	69	327	473.9%
Internet and telephone banking	358	283	75	26.5%
Operational write-offs and losses	291	314	(23)	(7.3)%
Correspondent accounts and Federal Reserve charges	263	259	4	1.5%
Conferences/Seminars/Education/Training	223	199	24	12.1%
Director fees	321	245	76	31.0%
Other expenses	1,671	1,666	5	0.3%

Total non-interest expense	$39,936	$35,964	$3,972	11.0%

We acquired VSB on April 2, 2007, and, as such, we recognized nine months of non-interest expense generated by VSB in 2007, compared to twelve months in 2008. Three months of operating expenses at VSB equates to approximately $1,400,000. Although we did not open any new branches in 2008, we did initiate a new correspondent banking division in Birmingham, Alabama during the fourth quarter of 2008. See “Executive Summary” for our discussion relating to our new correspondent banking division. The most significant expense related to this new division was compensation related expenses during November and December of 2008. These will be included in our compensation analysis below.

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for 2008 accounted for 54% of our total non-interest expense, compared to 56% for 2007. Looking at the table above, employee salaries and wages increased by $2,347,000, or 15.8% to $17,172,000 for 2008, compared to $14,825,000 for 2007. The increase was due to (1) a 7% increase in average FTEs (“full time equivalent employees) year to year (388.2 versus 362.3), which was a result of twelve months of VSB in 2008 versus nine months in 2007, as well as adding some additional employees late in the year relating to our correspondent banking division, in addition to the fact that three of our newest branches were not opened for the entire year in 2007, but were in 2008, and (2) an 8% increase in our average salary expense per FTE year to year ($44,235 versus $40,919), which was due to adding higher compensated employees to our employee mix, as well as normal salary increases.

We use a combination of performance incentive/bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance and growth metrics. As our net income increases and our assets grow, our employee incentive/bonus compensation also increases. In addition, we also have incentive compensation programs tied to growth of core deposits for certain employee classes responsible for these types of deposit customer relationships. As indicated in the table above, our incentive/bonus compensation expense for 2008 was $763,000, which represents a 49.2% decrease compared to $1,501,000 recorded in 2007. Comparing our 2008 financial results to 2007, our net income decreased by 54% and our average assets year to year grew by 4%. Most of this year’s incentive/bonus compensation (approximately 77%) relates to two of our four banks. See our “Compensation Discussion and Analysis” in our current year’s Proxy Statement for a discussion of executive compensation.

We have been attempting to lower our employee health insurance costs since 2007. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. The results of our efforts is reflected in the $523,000 decrease in health insurance and other employee benefits expense during 2008, compared to 2007, a 23.1% decrease.

During 2008 our occupancy expense increased by $177,000 (4.5%) and our depreciation expense increased by $285,000 (12.4%) compared to 2007. Most of this increase was due to our 2007 acquisition of VSB. VSB’s occupancy and depreciation expense was included in our consolidated financial statements for nine months during 2007 compared to twelve months in 2008. We also added three new branches which were not operating during the entire year of 2007 but were for the entire year in 2008. We moved one of our newer branches (pre 2007) from its temporary location to a newly constructed building in the beginning of 2008, and lastly we increased depreciation expense relative to the data processing equipment purchases that were made in late 2007 and early 2008 pursuant to converting our IT to an in-house solution.

As shown in the non-interest expense table above, marketing expenses increased by $263,000, or 24% year to year. Most of this increase relates to the checking account marketing campaign which had previously been in place at one of our banks. That bank is continuing the program and our other three have started the program during various times in 2008.

Data processing expense decrease $311,000 (21.4%) during 2008 compared to 2007. Beginning in December 2007 and ending in February 2008, we converted each of our banks’ core processing to in-house data processing solutions. This conversion was responsible for the decrease in this expense item year to year.

Bank regulatory expenses, including deposit insurance expense, increased by $762,000, or 162.8% in 2008 compared to 2007. The banking regulatory authorities began increasing their charges to all banks during the first quarter of 2008. Given the current banking environment, it is anticipated these charges will continue to increase further into the foreseeable future. As a part of an amended restoration plan recently announced by the FDIC to raise the Deposit Insurance Fund to 1.15% of industry insurable deposits, effective April 1, 2009, banks in the best risk category will pay base assessment rates to the FDIC ranging from $0.12 to $0.16 per $100.00 of insurable deposits on an annual basis. This compares to the current range for the similar category of $0.05 to $0.07 per $100.00 of deposits. In addition, on February 27, 2009, the FDIC adopted an interim rule imposing a special assessment on insured institutions of 20 basis points for deposits on June 30, 2009. The assessment is to be collected on September 30, 2009. If the 20 basis points assessment was applied against our December 31, 2008 deposits, the assessment would approximate $1,987,000. The FDIC’s interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary “to maintain public confidence in federal deposit insurance.”

Loss on repossessed real estate and other assets as well as foreclosure related expenses as a group was $1,006,000 during 2008 compared to $76,000 during 2007, resulting in an increase of $930,000, or 1,234%. The increase is reflective of the current real estate environment in Central Florida and the economy in general.

Income Tax Provision

The income tax provision for the year ended December 31, 2008, was $1,215,000, an effective tax rate of 26.2%, as compared to $3,897,000 for the year ended December 31, 2007, an effective tax rate of 33.3%. This year we had more tax exempt interest income from tax exempt securities than last year, which had a decreasing effect on our effective tax rate. We also had more Bank Owned Life Insurance (“BOLI”) income this year than last year, which is also tax exempt and also results in a decreasing effect on our effect tax rate. In addition, we also had less stock option expense this year relating to incentive stock options which are not tax deductible expenses, resulting in a decreasing effect on our effective tax rate. Because of our low taxable income this year compared to last year, our marginal federal tax was 34% this year compared to 35% last year. Lastly, in addition to having more tax exempt income this year compared to last year in absolute terms, it resulted in a larger effect on our effective tax rate because we were working off a significantly lower taxable income number. Income taxes are described and discussed further in Note 13 of our notes to our consolidated financial statements.

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

See the tables “Average Balances—Yields & Rates,” and “Analysis Of Changes In Interest Income And Expenses” below.

Average Balances—Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2007			2006
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Loans (1) (2) (7)	$791,886	$61,971	7.83%	$605,236	$46,549	7.69%
Securities available for sale—taxable	191,674	9,388	4.90%	217,709	9,169	4.21%
Securities available for sale—tax exempt (7)	35,933	1,824	5.08%	8,542	468	5.48%
Federal funds sold and other	49,098	2,531	5.15%	62,799	3,136	4.99%

TOTAL INTEREST EARNING ASSETS	$1,068,591	$75,714	7.09%	$894,286	$59,322	6.63%

Allowance for loan losses	(9,114)			(7,130)
All other assets	129,791			94,484

TOTAL ASSETS	$1,189,268			$981,640

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$125,468	$1,375	1.10%	$100,268	$659	0.66%
Money market	114,457	3,314	2.90%	106,707	2,651	2.48%
Savings	53,195	431	0.81%	48,053	343	0.71%
Time deposits	482,162	23,570	4.89%	355,704	15,337	4.31%
Repurchase agreements	58,329	2,582	4.43%	49,830	2,156	4.33%
Other borrowed funds (3)	8,765	532	6.07%	0	0	0.00%
Corporate debenture (4)	11,875	1,021	8.60%	10,000	864	8.64%

TOTAL INTEREST BEARING LIABILITIES	$854,251	$32,825	3.84%	$670,562	$22,010	3.28%

Demand deposits	187,751			196,739
Other liabilities	8,841			4,545
Total stockholders’ equity	138,425			109,794
TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$1,189,268			$981,640

NET INTEREST SPREAD (tax equivalent basis) (5)			3.25%			3.35%

NET INTEREST INCOME (tax equivalent basis)		$42,889			$37,312

NET INTEREST MARGIN (tax equivalent basis) (6)			4.01%			4.17%

(8)	Loan balances are net of deferred origination fees and costs.
(9)	Interest income on average loans includes loan fee recognition of $523 and $521 for the years ended December 31, 2007 and 2006, respectively.
(10)	Includes short-term (usually overnight) Federal Home Loan Bank advances and Federal Funds Purchased.
(11)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $16 and $38 during year ended December 31, 2007 and 2006, respectively.
(12)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(13)	Represents net interest income divided by total earning assets.
(14)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2007 versus 2006
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$14,593	$829	$15,422
Securities available for sale—taxable	(1,172)	1,391	219
Securities available for sale—tax exempt	1,393	(37)	1,356
Federal funds sold and other	(703)	98	(605)

TOTAL INTEREST INCOME (tax equivalent basis)	$14,111	$2,281	$16,392

INTEREST EXPENSE
Deposits
NOW accounts	$196	$520	$716
Money market accounts	202	461	663
Savings	39	49	88
Time deposits	5,982	2,251	8,233
Repurchase agreements	375	51	426
Other borrowed funds	532	—	532
Corporate debenture	161	(4)	157

TOTAL INTEREST EXPENSE	$7,487	$3,328	$10,815

NET INTEREST INCOME (tax equivalent basis)	$6,624	$(1,047)	$5,577

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

(in thousands of dollars)	2007	2006	$ increase (decrease)	% Increase (decrease)
Service charges on deposit accounts	$4,436	$3,401	$1,035	30.4%
Commissions from mortgage broker activities	187	341	(154)	(45.2)%
Commissions from sale of mutual funds and annuities	586	695	(109)	(15.7)%
Debit card and ATM fees	905	592	313	52.9%
Loan related fees	381	315	66	21.0%
BOLI income	353	277	76	27.4%
Other service charges and fees	269	228	41	18.0%
(Loss) gain on sale or disposition of fixed assets	(20)	47	(67)	(142.6)%
Gain on sale of securities	7	17	(10)	(58.8)%

Subtotal	$7,104	$5,913	$1,191	20.1%
Sale of bank charter	1,000	—	1,000	100.0%

Total non-interest income	$8,104	$5,913	$2,191	37.1%

As previously reported, the Company and two of its subsidiary banks, (CenterState Bank West Florida, N.A. (“CSWFL”) and CenterState Bank Mid Florida (“Mid FL”)), Atlantic Southern Financial Group, Inc. (a Georgia Corporation) and its wholly owned subsidiary, Atlantic Southern Bank (collectively referred to as “Atlantic Southern”) entered into several related agreements (the “Transaction”) which closed on November 30, 2007. In summary, a description of the Transaction is as follows: CSWFL effectively purchased substantially all the assets and assumed the liabilities of Mid FL, except for the Mid FL main office (a leased office) and a minimum amount of deposits and capital required by banking laws. Atlantic Southern then acquired Mid FL, through a merger. Atlantic Southern paid to the Company an amount equal to the remaining amount of capital of Mid FL (after the sale (transfer) by Mid FL of its assets and liabilities to CSWFL) plus an additional amount of $1,000,000. Atlantic Southern then transferred Mid FL’s main office to CSWFL. The Company recognized a gain on the sale of $1,000,000 (included in non interest income) less transaction expenses of approximately $100,000. Transaction expenses are included in non interest expense. The Company continues to operate the same locations operated by CSWFL and Mid FL, except we are now operating these locations under one charter instead of two. All customer loan and deposit accounts/relationships have been retained by the Company. Following the Transaction, CSWFL changed its name to CenterState Bank, N.A.

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

(in thousands of dollars)	2007	2006	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$14,825	$12,063	$2,762	22.9%
Employee incentive/bonus compensation	1,501	2,061	(560)	(27.2)%
Employee stock option expense	509	594	(85)	(14.3)%
Health insurance and other employee benefits	2,266	1,760	506	28.8%
Payroll taxes	1,120	932	188	20.2%
Other employee related expenses	840	647	193	29.8%
Incremental direct cost of loan origination	(1,034)	(1,096)	62	5.7%

Total salaries, wages and employee benefits	$20,027	$16,961	$3,066	18.1%

Occupancy expense	3,966	3,240	726	22.4%
Depreciation of premises and equipment	2,305	1,935	370	19.1%
Supplies, stationary and printing	690	607	83	13.7%
Marketing expenses	1,096	585	511	87.4%
Data processing expense	1,452	1,105	347	31.4%
Legal, auditing and other professional fees	1,101	673	428	63.6%
Bank regulatory related expenses	468	326	142	43.6%
Postage and delivery	308	276	32	11.6%
ATM related expenses	667	535	132	24.7%
CDI amortization	842	514	328	63.8%
Loss on sale of repossessed real estate (“OREO”)	5	—	5	100.0%
Loss on repossessed assets other than real estate	2	(20)	22	110.0%
Foreclosure related expenses	69	12	57	475.0%
Internet and telephone banking	283	262	21	8.0%
Operational write-offs and losses	314	58	256	441.4%
Correspondent accounts and Federal Reserve charges	259	196	63	32.1%
Conferences/Seminars/Education/Training	199	158	41	25.9%
Director fees	245	159	86	54.1%
Other expenses	1,666	1,399	267	36.8%

Total non-interest expense	$35,964	$28,981	$6,983	24.1%

From a macro viewpoint, the most significant components when comparing current year non-interest expense to prior year are the acquisitions of Mid FL and VSB. We acquired Mid FL on March 31, 2006, and, as such, we recognized nine months of non-interest expense generated by Mid FL during 2006, compared to twelve months in 2007. We acquired VSB on April 2, 2007, and, as such, we recognized nine months of non-interest expense generated by VSB in 2007, compared to nothing in 2006. When removing these two subsidiaries from the above non-interest expense table, the remaining difference between the two years decreases from $6,983,000, or 24.1% to approximately $1,788,000, or 6.7%. This remaining increase is primarily due to our general business growth. The narrative below discusses changes in selected line items year to year.

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for 2007 accounted for 56% of our total non-interest expense, compared to 59% for 2006. Looking at the table above, employee salaries and wages increased by $2,762,000, or 22.9% to $14,825,000 for 2007, compared to $12,063,000 for 2006. Removing the Mid FL component (approximately $1,200,000 in 2007 and $799,000 in 2006) and the VSB component ($1,641,000 in 2007 and nothing in 2006), reduces the net increase from $2,762,000, or 22.9%, to $720,000, or 6.4%. This remaining increase of $720,000 was due to a combination of increase in average FTEs (“full time equivalent employees) year to year (289 FTEs versus 283 FTEs, excluding Mid FL and VSB) and salary increases commensurate with our market environment.

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

The acquisitions of Mid FL and VSB, as discussed above, significantly contributed to our increase in overall operating expenses. In addition, but to a lesser extent, our branching activity also had an increasing effect on operating expenses. Below is a list of our branching activity during 2006 and 2007.

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

Income Tax Provision

The income tax provision for the year ended December 31, 2007, was $3,897,000, an effective tax rate of 33.3%, as compared to $4,859,000 for the year ended December 31, 2006, an effective tax rate of 36.5%. This year we had more tax exempt interest income from tax exempt securities than last year, which had a decreasing effect on our effective tax rate. We also had more Bank Owned Life Insurance (“BOLI”) income this year than last year, which is also tax exempt and also results in a decreasing effect on our effect tax rate. In addition, we also had less stock option expense this year relating to incentive stock options which are not tax deductible expenses, resulting in a decreasing effect on our effective tax rate. Income taxes are described and discussed further in Note 10 of our notes to our consolidated financial statements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2008 AND DECEMBER 31, 2007

Overview

Our total assets grew by $115,713,000, or 9.5%, from $1,217,430,000 at December 31, 2007 to $1,333,143,000 at December 31, 2008. The increase in our total assets was funded primarily by our correspondent bank deposits (federal funds purchased) which we did not have last year and the issuance of preferred stock and warrant pursuant to the U.S. government TARP program.

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

Our available for sale portfolio totaled $252,080,000 at December 31, 2008 and $199,434,000 at December 31, 2007, or 19% and 16%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

We use our security portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative. Typically, we remain short-term in our decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. We have designated all of our securities as available for sale to provide flexibility, in case an immediate need for liquidity arises. We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $2,695,000 at December 31, 2008, compared to a net unrealized gain of approximately $1,135,000 at December 31, 2007.

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

The table below summarizes the maturity distribution of securities, weighted average yield by range of maturities, and distribution of securities as of December 31, 2008 (dollars are in thousands).

	One year or less		Over one through five years		Over five through ten years		Over ten years		Total
	$	%	$	%	$	%	$	%	$	%
AVAILABLE-FOR-SALE
US treasury securities	$1,028	4.81%		—%		—%		—%	$1,028	4.81%
US government agencies	7,156	4.32%	5,709	4.90%	5,169	5.22%	5,563	5.38%	23,597	4.91%
State, county, & municipal	999	3.64%	9,494	4.01%	16,336	4.01%	8,643	4.11%	35,472	4.03%
Mortgage-backed securities	7,306	3.07%	79,413	5.14%	72,249	5.16%	33,015	5.13%	191,983	5.07%

Total	$16,489	3.75%	$94,616	5.01%	$93,754	4.95%	$47,221	4.96%	$252,080	4.90%

The table below summarizes the distribution of securities for the periods provided (dollars are in thousands).

Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2008		December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AVAILABLE-FOR-SALE
US treasury securities	$1,000	$1,028	$3,001	$3,038	$40,425	$40,265
US government agencies	23,031	23,597	39,771	40,498	38,783	38,732
State, county, & municipal	37,136	35,472	38,325	38,182	27,837	27,981
Mortgage-backed securities	188,218	191,983	117,202	117,716	129,357	128,372

Total	$249,385	$252,080	$198,299	$199,434	$236,402	$235,350

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2008, were $856,260,000, or 77% of average earning assets, as compared to $791,886,000, or 74% of average earning assets, for the year ending December 31, 2007. Total loans, net of unearned fees and cost, at December 31, 2008 and 2007 were $892,001,000 and $841,405,000, respectively, an increase of $50,596,000, or 6%. This represents a loan to total asset ratio of 67% and 69% and a loan to deposit ratio of 90% and 87%, at December 31, 2008 and 2007, respectively.

Approximately 84% of our loan portfolio is collateralized by real estate, 9% are commercial non real estate loans and the remaining 7% are consumer non real estate loans. The loans collateralized by real estate are further delineated as follows.

Residential real estate loans: These are single family home loans originated within our local market areas by employee loan officers. We do not use loan brokers to originate loans for our own portfolio, nor do we acquire loans outside of our geographical markets. The size of this portfolio is $223,290,000 representing approximately 25% of our total loans. Within this category there are approximately $2,121,000 non performing (non accrual) loans (15 loans) as of December 31, 2008.

Commercial real estate loans: This is the largest category ($434,488,000) of our loan portfolio representing approximately 49% of total loans. This category, along with commercial non real estate lending, is our primary business. There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are all located in Central Florida. The borrowers are a mix of professionals, doctors, lawyers, and other small business people. Approximately 50% of these loans are owner occupied. Within this category there are approximately $10,626,000 non performing (non accrual) loans (25 loans) as of December 31, 2008.

Construction, development and land loans: We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. This category represents approximately 10% ($92,475,000) of our total loan portfolio. Of this amount, approximately $32,719,000 is construction loans and $59,756,000 is land development, lots, and other land loans. Approximately 29% of the construction loans are single family home construction, and 71% are commercial construction. Within the total of this category ($92,475,000) there are approximately $6,220,000 non performing (non accrual) loans (18 loans) as of December 31, 2008. Of this amount, approximately $1,638,000 relates to residential construction (4 spec single family houses), $1,448,000 relates to 18 developed residential building lots, and the remaining $3,134,000 relates to land other than developed building lots.

Regulatory loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities, which collectively could be similarly impacted by economic or other conditions and when the total of such amounts would exceed 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, we have concentrations in geographic as well as in types of loans funded.

The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

Loan Portfolio Composition

(Dollars are in thousands)

Types of Loans

at December 31:	2008	2007	2006	2005	2004
Real estate loans:
Residential	$223,290	$209,186	$180,869	$148,090	$129,796
Commercial	434,488	385,669	291,536	219,094	179,846
Construction, development, land	92,475	108,615	60,950	36,352	20,032

Total real estate loans	750,253	703,470	533,355	403,536	329,674

Commercial	80,523	78,231	68,948	63,475	64,984
Consumer and other loans	61,939	60,687	56,684	50,413	46,883

Total loans—gross	892,715	842,388	658,987	517,424	441,541

Less: unearned fees/costs	(714)	(983)	(1,024)	(766)	(536)

Total loans	892,001	841,405	657,963	516,658	441,005

Less: allowance for loan losses	(13,335)	(10,828)	(7,355)	(6,491)	(5,685)

Total loans, net	$878,666	$830,577	$650,608	$510,167	$435,320

The repayment of loans is a source of additional liquidity for our Company. The following table sets forth the loans maturing within specific intervals at December 31, 2008.

Loan Maturity Schedule

(Dollars are in thousands)

	December 31, 2008
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction, development, land	$221,215	$361,663	$217,362	$800,240
Real estate—construction, development, land	47,995	37,885	6,595	92,475

Total	$269,210	$399,548	$223,957	$892,715

Fixed interest rate	$81,575	$311,707	$101,481	$494,763
Variable interest rate	187,635	87,841	122,476	397,952

Total	$269,210	$399,548	$223,957	$892,715

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

We consider the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at December 31, 2008 and 2007.

(amounts are in thousands of dollars)	December 31,		increase (decrease)
	2008	2007
Impaired loans	$24,191	$11,803	$12,388
Component 1 (specific allowance)	1,799	812	987
Specific allowance as percentage of impaired loans	7.44%	6.88%	56bps

Total loans other than impaired loans	867,810	829,602	38,208
Component 2 (general allowance)	11,536	10,016	1,520
General allowance as percentage of non impaired loans	1.33%	1.21%	12bps

Total loans	892,001	841,045	50,596
Total allowance for loan losses	13,335	10,828	2,507
Allowance for loan losses as percentage of total loans	1.49%	1.29%	20bps

During 2008, we observed increasing trends in our loan delinquencies and non-accrual loans. We also observed a degradation of real estate values nationally in general, and within Florida specifically. We believe the changes in these trends differ significantly enough from historical trends such that we have increased our general allowance risk factors.

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.49% at December 31, 2008 and 1.29% at December 31, 2007. Our ALLL increased by $2,507,000 during this twelve month period. Of this amount, $1,520,000 relates to an increase in our Component 2, or general allowance, which is due to changes in this component’s risk factors, as discussed above, and the growth in the loan portfolio.

The remaining $987,000 increase is due to an increase in our Component 1, or specific allowance. This Component is the result of specific allowance analyses prepared for each of our impaired loans.

We are committed to the early recognition of problems and to maintaining a sufficient allowance. We believe our allowance for loan losses at December 31, 2008 was adequate.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

(Dollars are in thousands)

	2008	2007	2006	2005	2004
Balance, beginning of year	$10,828	$7,355	$6,491	$5,685	$4,850

Loans charged-off:
Commercial	(856)	(206)	(368)	(225)	(133)
Real estate mortgage	(2,697)	(386)	(131)		(112)
Consumer	(636)	(405)	(99)	(134)	(105)

Total loans charged-off	(4,189)	(997)	(598)	(359)	(350)

Recoveries on loans previously charged-off:
Commercial	14	1	53	52	7
Real estate mortgage	95	16	9	31	3
Consumer	67	44	36	17	35

Total loan recoveries	176	61	98	100	45

Net loans charged-off	(4,013)	(936)	(500)	(259)	(305)

Provision for loan losses charged to expense	6,520	2,792	717	1,065	1,270
Adjustment relating to sale of branches	—	—	—	—	(130)
Acquisition of Mid FL	—	—	647	—	—
Acquisition of VSB	—	1,617	—	—	—

Balance, end of year	$13,335	$10,828	$7,355	$6,491	$5,685

Total loans at year end	$892,001	$841,405	$657,963	$516,658	$441,005
Average loans outstanding	$856,260	$791,886	$605,236	$482,819	$421,229

Allowance for loan losses to total loans at year end	1.49%	1.29%	1.12%	1.26%	1.29%
Net charge-offs to average loans outstanding	0.47%	0.12%	0.08%	0.05%	0.07%

Non performing loans consist of non accrual loans and loans past due 90 days or more and still accruing interest. Non performing assets consist of non-performing loans plus (a) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); and (b) other repossessed assets that is not real estate. We place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status or interest is recognized only to extent received in cash.

The largest component of non performing loans is non accrual loans, which as of December 31, 2008 totaled $19,863,000 (74 loans). This amount is further delineated by loan category as follows:

Non accrual loans at 12/31/08 (in thousands of dollars)	Aggregate loan amounts	% of non accrual by category	Number of loans
Residential real estate	$2,121	11%	15
Commercial real estate	10,626	54%	25
Construction, development, land	6,220	31%	18
Commercial	808	4%	10
Consumer and other	88	—%	6

Total	$19,863	100%	74

The other component of non performing loans are loans past due greater than 90 days and still accruing interest. At December 31, 2008 there were three loans in this category with a total aggregate balance of approximately $50,000.

OREO at December 31, 2008 was $4,494,000, which represented nineteen single family homes ($2,539,000), seven residential lots ($668,000), four parcels of unimproved land ($498,000), four mobile homes with land ($302,000), and five commercial real estate properties ($487,000).

At December 31, 2008 repossessed assets other than real estate consisted of nine mobile homes, two vehicles and other assets with an aggregate balance of $428,000.

Non performing loans as of December 31, 2008, increased $15,839,000 or 389% to $19,913,000, compared to $4,074,000 as of December 31, 2007. Non-performing loans, as a percentage of total loans at December 31, 2008 and December 31, 2007, were 2.23% and 0.48%, respectively.

Total non performing assets as of December 31, 2008, increased $20,008,000 or 415% to $24,835,000, compared to $4,827,000 as of December 31, 2007. Non-performing assets, as a percentage of total assets at December 31, 2008 and December 31, 2007, were 1.86% and 0.40%, respectively.

The increases in non performing loans and non performing assets are a reflection of the real estate market in Florida and the overall economy in general.

Interest income not recognized on non-accrual loans was approximately $490,000, $78,000 and $16,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest income recognized on impaired loans was approximately $867,000, $492,000 and $363,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The average recorded investment in impaired loans during 2008, 2007 and 2006 were $19,526,000, $6,094,000 and $5,243,000, respectively.

The table below summarizes non performing assets for the periods provided.

Non Performing Assets

(Dollars are in thousands)

	December 31,
	2008	2007	2006	2005	2004
Non accrual loans	$19,863	$3,797	$448	$852	$890
Past due loans 90 days or more and still accruing interest	50	277	162	658	7

Total non performing loans	19,913	4,074	610	1,510	897
Repossessed real estate (“OREO”)	4,494	583			384
Repossessed assets other than real estate	428	170	35	39	24

Total non performing assets	$24,835	$4,827	$645	$1,549	$1,305

Total non performing loans as a percentage of total loans	2.23%	0.48%	0.09%	0.29%	0.20%

Total non performing assets as a percentage of total assets	1.86%	0.40%	0.06%	0.18%	0.17%

Allowance for loan losses as a percentage of non performing loans	67%	266%	1,206%	430%	634%

Restructured loans	$—	$—	$—	$—	$—

Recorded investment in impaired loans	$24,191	$11,803	$4,986	$6,346	$1,053

Allowance for loan losses related to impaired loans	$1,799	$812	$372	$1,017	$406

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

	December 31,
	2008		2007		2006
Real estate loans:
Residential	$2,390	25%	$1,441	25%	$998	28%
Commercial	6,268	49%	5,202	46%	2,969	44%
Construction, development, land	2,058	10%	1,636	13%	1,213	9%

Total real estate loans	10,716	84%	8,279	84%	5,180	81%
Commercial loans	1,726	9%	1,413	9%	1,271	10%
Consumer and other loans	892	7%	929	7%	904	9%
Unallocated	1		207		—

Total	$13,335	100%	$10,828	100%	$7,355	100%

	December 31,
	2005		2004
Real estate loans:
Residential	$992	29%	$876	29%
Commercial	2,888	42%	2,562	41%
Construction, development, land	435	7%	324	4%

Total real estate loans	4,315	78%	3,762	74%
Commercial loans	1,303	12%	1,184	15%
Consumer and other loans	841	10%	665	11%
Unallocated	32		74

Total	$6,491	100%	$5,685	100%

Bank Premises and Equipment

Bank premises and equipment was $61,343,000 at December 31, 2008 compared to $55,458,000 at December 31, 2007, an increase of $5,885,000 or 11%. The increase ($5,885,000) is the result of purchases and construction costs totaling $9,209,000 less $2,590,000 of depreciation expense and $734,000 in asset sales/disposals. Most of these costs relate to the construction of two branch offices completed in 2008, Posner Park in Polk County and Crystal River in Citrus County, in addition to two locations in Lake County where the construction process started late in 2008.

We operated from 37 banking locations in nine central Florida Counties during 2008. Eleven of these locations are leased, we own the other 26. Of the eleven leased locations, two are in temporary leased facilities while permanent office buildings are being constructed, which is in process. During 2008, we sold one of our Orange County branches and leased backed the building for one year with an option for another year. We will not renew the lease and will close the office on March 31, 2009, and transfer all the deposit and loan accounts to another one of our existing branches. We will also be closing two additional branches in April 2009. One was in a leased location. We own the real estate on the other one, which we may offer for sale later in 2009. In addition to our banking locations, we leased non banking office space in Birmingham, Alabama during November 2008 to house our newly formed correspondent banking division. After we close these three branches, our branch network will decrease from 37 to 34. We estimated that the annual cost savings will approximate $500,000. We do not expect to open any new de novo branches during 2009.

Deposits

Total deposits increased $21,180,000, or 2%, to $993,800,000 as of December 31, 2008, compared to $972,620,000 at December 31, 2007. Average deposit balances for the year 2008 compared to 2007 increased by 1.3%. We initiated and/or continued various incentive programs as well as other marketing efforts focusing on core deposit (defined as non time deposit accounts) growth. Between December 31, 2008 and December 31, 2007, our core deposits increased by $70,372,000, or 16%. Average core deposit balances for the year 2008 compared to 2007 decreased by 1.4%. We can not control the economy, but, what we can influence is the number of accounts and the number of deposit customers. The number of core deposit accounts increased by 3,152, or 7.7% during the twelve month period ending December 31, 2008. During this same period, the number of checking accounts (both non interest bearing and interest bearing) increased by 2,420, or 7.7%. We believe the value of our franchise is our core deposit customers. As the economy eventually improves at some point in the future, real estate transactions will increase, business transactions will increase, and our customer account balances are also likely to increase.

The tables below summarize selected deposit information for the periods indicated.

Average deposit balance by type and average interest rates

(Dollars are in thousands)

	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non interest bearing demand deposits	$152,231	—%	$187,751	—%	$196,739	—%
NOW accounts	141,756	0.67%	125,468	1.10%	100,268	0.66%
Money market accounts	112,957	2.03%	114,457	2.90%	106,707	2.48%
Savings accounts	67,215	1.09%	53,195	0.81%	48,053	0.71%
Time deposits	501,193	4.18%	482,162	4.89%	355,704	4.31%

Total	$975,352	2.56%	$963,033	2.98%	$807,471	2.35%

Maturity of time deposits of $100,000 or more

(Dollars are in thousands)

	December 31,
	2008	2007	2006
Three months or less	$80,726	$98,752	$60,495
Three through six months	64,081	88,224	68,047
Six through twelve months	79,867	76,652	60,311
Over twelve months	44,814	33,673	38,780

Total	$269,488	$297,301	$227,633

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

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2008, 2007 and 2006, was approximately $30,818,000, $58,329,000 and $49,830,000, respectively. Interest expense for the same periods was approximately $459,000, $2,582,000 and $2,156,000, respectively, resulting in an average rate paid of 1.49%, 4.43% and 4.33% for the years ended December 31, 2008, 2007, and 2006, respectively. The table below summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2008	$36,825	$30,818	1.49%	$26,457	0.19%
2007	74,526	58,329	4.43%	33,128	2.93%
2006	54,812	49,830	4.33%	52,792	4.39%

(1)	Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased. Included in Federal Funds Purchased are overnight deposits from correspondent banks. We began accepting correspondent bank deposits (classified as Federal Funds Purchased) during September 2008 pursuant to the initiation of our new correspondent banking division. At December 31, 2008 we had $88,976,000 overnight Federal Funds Purchased correspondent bank deposits. From the time we began accepting these deposits through year end, the daily average balance was approximately $58,952,000. These accounts are included with other Federal Funds Purchased and Federal Home Loan Bank advances in the table below, which summarizes our other borrowings for the periods presented. For additional information refer to Notes 10 and 11 in our Notes to Consolidated Financial Statements.

Schedule of borrowing (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2008	$114,726	$57,152	2.77%	$114,726	0.84%
2007	42,518	8,765	6.07%	42,518	4.44%
2006	—	—	—%	—	—%

(1)	Consist of Federal Home Loan Bank advances and Federal Funds Purchased

Corporate debentures

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change quarterly. The rate in effect during the quarter ended

December 31, 2008 was 6.81%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related debt issuance costs of $188,000 were capitalized and was amortized to interest expense over a five year period ending September 2008. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2008 was 4.88%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by VBI or the Valrico Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2008, approximately 45% of total gross loans were adjustable rate. Approximately 76% of our investment securities ($191,983,000 fair value) are invested in mortgage backed securities issued by U.S. government-sponsored entities. Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month. The duration (average life of expected cash flows) of our securities at December 31, 2008 was approximately 4.7 years. Deposit liabilities, at that date, consisted of approximately $143,510,000 (15%) in NOW accounts, $222,367,000 (22%) in money market accounts and savings, $486,694,000 (49%) in time deposits and $141,229,000 (14%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on our judgment of the most appropriate factors, there is no assurance that, if we had to dispose of such instruments at December 31, 2008, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2008, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS

December 31, 2008

(Dollars are in thousands)

	0 - 1Yr	1 - 2Yrs	2 - 3Yrs	3 - 4Yrs	4 - 5Yrs	5 Ys +	TOTAL
INTEREST EARNING ASSETS
Fixed rate loans (3)	$81,575	$52,659	$67,243	$73,570	$118,235	$101,481	$494,763
Average interest rates	6.82%	7.26%	7.88%	7.52%	6.71%	7.21%	7.17%
Variable rate loans (3)	320,101	13,785	19,284	11,247	16,454	17,081	397,952
Average interest rates	4.12%	6.37%	6.58%	6.83%	6.53%	6.65%	4.60%
Investment securities (1)	10,750	6,500	11,844	3,068	4,034	213,189	249,385
Average interest rates	3.28%	4.39%	4.87%	4.79%	4.59%	5.00%	4.90%
Federal funds sold and other (2)	63,177	—	—	—	—	—	63,177
Average interest rates	0.93%						0.93%

Total interest-earning assets	$475,603	$72,944	$98,371	$87,885	$138,723	$331,751	$1,205,277
	4.14%	6.84%	7.26%	7.34%	6.63%	5.76%	5.53%

INTEREST BEARING LIABILITIES
NOW accounts	$143,510	$—	$—	$—	$—	$—	$143,510
Average interest rates	0.58%						0.58%
Money Market Accounts	137,530	—	—	—	—	—	137,530
Average interest rates	2.06%						2.06%
Savings Accounts	84,837	—	—	—	—	—	84,837
Average interest rates	1.25%						1.25%
Time deposits	408,116	43,797	15,863	8,894	8,586	1,438	486,694
Average interest rates	3.57%	4.24%	4.63%	4.63%	4.32%	3.01%	3.69%
Securities sold under repurchase agreements	26,457	—	—	—	—	—	26,457
Average interest rates	0.19%						0.19%
Other borrowed funds (4)	108,726	—	6,000	—	—	—	114,726
Average interest rates	0.68%		3.78%				0.84%
Corporate debenture	12,500	—	—	—	—	—	12,500
Average interest rates	6.43%						6.43%

Total Interest-Bearing Liabilities	$921,676	$43,797	$21,863	$8,894	$8,586	$1,438	$1,006,254
	2.26%	4.24%	4.40%	4.63%	4.32%	3.01%	2.44%

Interest sensitivity gap	(446,073)	29,147	76,508	78,991	130,137	330,313
Cumulative gap	(446,073)	(416,926)	(340,418)	(261,427)	(131,290)	199,023
Cumulative gap (RSA/RSL) (5)	0.52	0.57	0.66	0.74	0.87	1.20

(1)	Securities are shown at amortized cost. Includes $188,219 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate. Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis.
(2)	Includes federal funds sold and interest earning Federal Reserve stock and Federal Home Loan Bank stock.

(3)	Loans are shown at gross value.
(4)	Includes federal funds purchased and Federal Home Loan Bank advances.
(5)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time. It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections. However, in addition to static gap analysis, our banks also use simple simulation models to estimate the sensitivity of their net interest income to changes in interest rates. Simulation is a better technique than gap analysis because variables are changed for the various rate conditions. Each category’s interest change is calculated as rates ramp up and down. In addition, the repayment speeds and repricing speeds are changed. Rate Shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span in 100bps increments up and down from the current interest rates. In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and a margin risk profile is developed. The results of these calculations, as of December 31, 2008 looking four quarters into the future, for our combined banks, are summarized in the table below.

change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	0 bps	+100 bps	+200 bps	+300 bps	+400 bps
resulting effect on net interest income (a)	-5.99%	-3.14%	-1.35%	-0.23%	current	0.35%	0.61%	0.83%	0.80%

(a)	The percentage change in each of these boxes represents a percentage change from the net interest income (dollars) that the models projected for the next four quarters. To put this in perspective, as an example, our net interest income for 2008 was $40,285,000. Assuming a 100bps decrease in rates, our models are suggesting that our net interest income would decrease by 0.23%, or approximately $93,000. Likewise, assuming a 100bps increase in rates, our models are suggesting that our net interest income would increase by 0.35%, or approximately $141,000. It is important to reiterate again, that these models are built on a multitude of assumptions and predictions. This is not an exact science. The benefit that we see is measuring our overall interest rate risk profile. Although we are by no means suggesting the exactness of the numbers above, what we see as a take away is that regardless of a plus or minus 400 bps changes in interest rates, the result is not catastrophic to our future earnings. We believe that our interest rate risk is manageable and under control as of December 31, 2008.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis. That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates. Another way of analyzing our interest rate risk profile is looking at history. The table below measures the correlation between our NIM and market interest rates over a nine year period starting at the beginning of 2000 and ending on December 31, 2008. We used Prime as a surrogate for market interest rates. This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time. However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive. That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased. In the table below, the Prime rate is measured by the vertical bars, and their scale is on the left hand side of the graph. Each bar represents a month. Our NIM is represented by the line graph and its scale is on the right hand side of the graph. The line graph is connecting a series of dots, which represents our NIM for a given quarter.

Net Interest Margin vs. Prime

[CHART APPEARS HERE]

Although the graph above and our earlier discussion, indicates that we have historically been asset sensitive, we believe we are less asset sensitive today that in the past and could be approaching a slight liability sensitive position. The reason for this is as follows. Five years ago (2003) 55% of our loan portfolio was variable rate of which most were tied to Prime and adjusted daily or monthly. Today, December 31, 2008, only 45% of our loan portfolio is variable rate. The result is that our loan portfolio is not as sensitive to interest rate changes today as it was in the past. In the past, our investment securities were very short term. We invested primarily in short-term U.S. Treasuries with terms generally less than two years. Today, 76% of our investment securities are U.S. Government Agency mortgage backed securities and 14% are tax exempt municipal securities which tend to be fixed rate long term. Five years ago, the duration of our investment securities portfolio was approximately 1.6 years. Today (December 31, 2008), it is approximately 4.7 years. By lengthening the duration of our investment securities, we have made this portfolio less sensitive to changes in interest rates today, than it was in the past. In terms of the liability side of the balance sheet, consider two funding sources. First, the deposit funding source least sensitive to changes in interest rates is non interest bearing checking accounts. Five years ago, non interest bearing checking accounts represented approximately 22% of our total deposits. Today, at December 31, 2008, they represent only about 14% of our total deposits. Second, consider the deposit funding source most sensitive to interest rate changes, time deposits. Five years ago time deposits were about 40% of our total deposits, three years ago they were about 37% of our total deposits, and had been as low as 32%. At December 31, 2008 time deposits represented approximately 49% of our total deposits.

Managing interest rate risk is a dynamic process. Our philosophy is to not try to guess the market in either direction. We do not want to be excessively asset sensitive or excessively liability sensitive. We try to manage our asset/liability portfolio with the goal of optimizing our yield without taking on excessive interest rate risk.

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

	December 31, 2008
(in thousands of dollars)	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five Years
Contractual commitments:
Deposit maturities	$993,800	$915,186	$59,696	$17,480	$1,438
Securities sold under agreements to repurchase	26,457	26,457	—	—	—
Corporate debenture	12,500	—	—	—	12,500
Other borrowed funds	114,726	108,726	6,000	—	—
Deferred compensation	2,969	1,785	550	532	102
Operating lease obligations	1,571	427	569	449	126

Total	$1,152,023	$1,052,581	$66,815	$18,461	$14,166

Primary Sources and Uses of Funds

Our primary sources of funds during the year ended December 31, 2008 included a $21,146,000 net increase in deposits, a $65,537,000 net increase in borrowings, $27,760,000 of proceeds from the issuance of preferred stock and warrant to the U.S. Treasury, $8,241,000 in funds provided by operations, $335,000 of proceeds received upon exercise of stock options by our employees and/or directors, $590,000 of proceeds from the sale of OREO, and $2,204,000 of proceeds from the sale of branch real estate.

Our primary uses of funds during 2008 included a $50,381,000 increase in investments and securities net of maturities/sales, $59,126,000 increase in net loans outstanding, $9,209,000 net purchases of premises and equipment including construction costs, $1,993,000 in dividends paid to our common shareholders, and a $5,104,000 increase in federal funds sold and other cash items.

Capital Resources

Total stockholders’ equity at December 31, 2008 was $179,165,000, or 13.4% of total assets compared to $148,282,000, or 12.2% of total assets at December 31, 2007. The $30,883,000 increase was primarily the result of the following items: issuance of preferred stock and warrant ($27,760,000) to the U.S. Treasury, plus net income ($3,421,000), plus exercise of stock options ($335,000), plus stock based compensation expense pursuant to Statement of Accounting Standard No. 123(R) ($402,000), plus net change of unrealized gain in securities available for sale ($958,000), less dividends paid ($1,993,000).

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

Selected consolidated capital ratios at December 31, 2008, and 2007 were as follows:

Capital Ratios

(Dollars are in thousands)

	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2008:
Total capital: (to risk weighted assets):	$170,164	17.4%	$97,648	10.0%	$72,516
Tier 1 capital: (to risk weighted assets):	$157,944	16.2%	$58,589	6.0%	$99,355
Tier 1 capital: (to average assets):	$157,944	12.6%	$62,751	5.0%	$95,193

As of December 31, 2007:
Total capital: (to risk weighted assets):	$138,070	15.0%	$92,231	10.0%	$45,839
Tier 1 capital: (to risk weighted assets):	$127,242	13.8%	$55,339	6.0%	$71,903
Tier 1 capital: (to average assets):	$127,242	10.8%	$58,995	5.0%	$68,247

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

Accounting Pronouncements

Refer to Note 1(z) in our Notes to Consolidated Financial Statements for a discussion on the effects of new accounting pronouncements.

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

The financial statements of our Company as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 are set forth in this Form 10-K at page 73.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

(c)	Management’s report on internal control over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations, also referred to as the Treadway Commission. Based upon our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

/s/ Ernest S. Pinner, Chief Executive Officer

/s/ James J. Antal, Chief Financial Officer

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents. The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One—Election of Directors,” and in the sections captioned “Audit Committee Report” and “Section 16(a) Reporting Requirements,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))

3.2	-	Bylaws of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.3	-	Amendments to Articles of Incorporation of CenterState Banks of Florida, Inc. (Incorporated by reference to the Company’s Form 8-K dated April 25, 2006.)

3.4	-	Amendment to bylaws of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K dated March 7, 2008.)

3.5	-	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 24, 2008.)

3.6	-	Warrant to Purchase up to 250,825 shares of Common Stock (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated November 24, 2008.)

4.1	-	Specimen Stock Certificate of CenterState Banks of Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	CenterState Banks of Florida, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.2	-	CenterState Banks of Florida, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 25, 2004.)*

10.3	-	Form of CenterState Banks of Florida, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*

10.4	-	Form of CenterState Banks of Florida, Inc. Change in Control and Severance Agreement for Ernest S. Pinner, President, CEO and Chairman of the Board, James J. Antal, Senior Vice President, CFO and Corporate Secretary (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 12, 2006)*

10.5	-	Form of CenterState Banks of Florida, Inc. Change in Control and Severance Agreement for George H. Carefoot, Senior Vice President, Treasurer and Chief Operations Officer, and the Company’s four subsidiary bank Presidents Thomas E. White, John C. Corbett and Timothy A. Pierson. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 12, 2006)*

10.6	-	CenterState Banks of Florida, Inc. 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*

10.7	-	Noncompete and Nonsolicitation Agreement between CenterState Banks of Florida, Inc. and subsidiary bank president Timothy A. Pierson. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K dated March 7, 2008.)

10.8	-	Form of Waiver, executed by each Messrs. Ernest S. Pinner, James J. Antal, John C. Corbett, Timothy A. Pierson and Thomas E. White (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 24, 2008.)

10.9	-	Form of Letter Agreement, executed by each Messrs. Ernest S. Pinner, James J. Antal, John C. Corbett, Timothy A. Pierson and Thomas E. White (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 24, 2008.)

10.10	-	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of Treasury (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated November 24, 2008.)

10.11	-	Executive Deferred Compensation Agreement between the Company and Ernest S. Pinner, its Chairman of the Board, Chief Executive Officer and President (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008.)

10.12	-	Amendment to Change in Control and Severance Agreement between the Company and John C. Corbett, Timothy A. Pierson and Thomas E. White (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Form 8-K dated January 14, 2009.)

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks of Florida, Inc.

23.1	-	Consent of Crowe Horwath LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS OF FLORIDA, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CenterState Banks of Florida, Inc.

Davenport, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks of Florida, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years ending December 31, 2008, 2007 and 2006. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A.(c) of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks of Florida, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years ending December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida

March 6, 2009

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands of dollars, except per share data)

	2008	2007
Assets
Cash and due from banks	$19,702	$30,293
Federal funds sold	57,850	42,155

Cash and cash equivalents	77,552	72,448

Investment securities available for sale, at fair value	252,080	199,434

Loans	892,001	841,405
Less allowance for loan losses	(13,335)	(10,828)

Net loans	878,666	830,577
Accrued interest receivable	5,406	5,843
Federal Home Loan Bank and Federal Reserve Bank stock	5,327	5,408
Bank premises and equipment, net	61,343	55,458
Deferred income taxes, net	1,682	1,120
Goodwill	28,118	28,118
Core deposit intangible	3,948	4,725
Bank owned life insurance	10,115	9,728
Other real estate owned (“OREO”)	4,494	583
Prepaid expenses and other assets	4,412	3,988

Total assets	$1,333,143	$1,217,430

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$852,571	$813,531
Noninterest bearing	141,229	159,089

Total deposits	993,800	972,620
Securities sold under agreement to repurchase	26,457	33,128
Federal funds purchased	88,976	—
Federal Home Loan Bank advances and other borrowed funds	25,750	42,518
Corporate debentures	12,500	12,500
Accrued interest payable	1,410	1,940
Accounts payable and accrued expenses	5,085	6,442

Total liabilities	1,153,978	1,069,148

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference; 5,000,000 shares authorized, 27,875 and no shares issued and outstanding at December 31, 2008 and 2007, respectively	26,787	—
Common stock, $.01 par value: 40,000,000 shares authorized;
12,474,315 and 12,436,407 shares issued and outstanding at December 31, 2008 and 2007, respectively	125	124
Additional paid-in capital	112,329	110,604
Retained earnings	38,269	36,857
Accumulated other comprehensive income	1,655	697

Total stockholders’ equity	179,165	148,282

Total liabilities and stockholders’ equity	$1,333,143	$1,217,430

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except per share data)

	2008	2007	2006
Interest income:
Loans	$57,403	$61,873	$46,469
Investment securities available for sale:
Taxable	7,822	9,388	9,169
Tax-exempt	1,512	1,381	339
Federal funds sold and other	1,345	2,531	3,136

	68,082	75,173	59,113

Interest expense:
Deposits	24,936	28,690	18,990
Securities sold under agreement to repurchase	459	2,582	2,156
Corporate debentures	818	1,021	864
Federal funds purchased	200	—	—
Federal Home Loan Bank advances and other borrowings	1,384	532	—

	27,797	32,825	22,010

Net interest income	40,285	42,348	37,103
Provision for loan losses	6,520	2,792	717

Net interest income after provision for loan losses	33,765	39,556	36,386

Other income:
Service charges on deposit accounts	4,490	4,436	3,401
Commissions on bond sales	1,412	—	—
Commissions from mortgage broker activities	87	187	341
Commissions from sale of mutual funds and annuities	503	586	695
Debit card and ATM fees	1,075	905	592
Loan related fees	402	381	315
Gain on sale of bank branch office real estate	1,483	—	—
Sale of bank shell	—	1,000	—
BOLI income	387	353	277
Net gain on sale of securities	661	7	17
Other service charges and fees	307	249	275

	10,807	8,104	5,913

Other expenses:
Salaries, wages and employee benefits	21,484	20,027	16,961
Occupancy expense	4,143	3,966	3,240
Depreciation of premises and equipment	2,590	2,305	1,935
Marketing expenses	1,359	1,096	585
Data processing expense	1,141	1,452	1,105
Legal, audit and other professional fees	1,245	1,101	673
Supplies, stationary and printing	743	690	607
Core deposit intangible (CDI) amortization	777	842	514
Bank regulatory expenses	1,230	468	326
ATM and debit card related expenses	724	667	535
Postage and delivery	367	308	276
Loss on sale of repossessed real estate (“OREO”)	51	5	—
Valuation write down of repossessed real estate (“OREO”)	434	—	—
Loss (gain) on repossessed assets other than real estate	125	2	(20)
Foreclosure related expenses	396	69	12
Other expenses	3,127	2,966	2,232

Total other expenses	39,936	35,964	28,981

Income before provision for income taxes	4,636	11,696	13,318
Provision for income taxes	1,215	3,897	4,859

Net income	$3,421	$7,799	$8,459

Earnings per share:
Basic	$0.26	$0.64	$0.77

Diluted	$0.26	$0.63	$0.75

Common shares used in the calculation of earnings per share:
Basic	12,452,375	12,108,590	10,964,890

Diluted	12,585,036	12,294,537	11,232,059

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2008, 2007, and 2006

(in thousands of dollars)

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2006			5,250,386	$52	$75,001	$23,954	$(1,766)	$97,241
Comprehensive income:
Net income				—	—	8,459	—	8,459
Unrealized holding gain on available for sale securities, net of deferred income taxes of $659				—	—	—	1,120	1,120

Total comprehensive income								9,579
Dividends paid ($0.14 per share)				—	—	(1,535)	—	(1,535)
Stock options exercised, including tax benefit			46,579	—	488	—	—	488
Stock based compensation expense				—	594	—	—	594
Shares issued pursuant to the acquisition of Mid FL			277,305	3	10,962	—	—	10,965
Stock split			5,554,750	56	(56)	—	—	—

Balances at December 31, 2006			11,129,020	$111	$86,989	$30,878	$(646)	$117,332
Comprehensive income:
Net income				—	—	7,799	—	7,799
Unrealized holding gain on available for sale securities, net of deferred income taxes of $844				—	—	—	1,343	1,343

Total comprehensive income								9,142
Dividends paid ($0.15 per share)				—	—	(1,820)	—	(1,820)
Stock options exercised, including tax benefit			67,470	1	675	—	—	676
Stock based compensation expense				—	509	—	—	509
Shares issued pursuant to the acquisition of VSB			1,239,917	12	22,431	—	—	22,443

Balances at December 31, 2007			12,436,407	$124	$110,604	$36,857	$697	$148,282
Comprehensive income:
Net income				—	—	3,421	—	3,421
Unrealized holding gain on available for sale securities, net of deferred income taxes of $601				—	—	—	958	958

Total comprehensive income								4,379
Dividends paid ($0.16 per share)				—	—	(1,993)	—	(1,993)
Stock options exercised, including tax benefit			37,908	1	334	—	—	335
Stock based compensation expense					402			402
Preferred stock issued pursuant to TARP	27,875	$26,771		—	—	—	—	26,771
Preferred stock amortization of discount		16		—	—	(16)	—	—
Warrant issued pursuant to TARP				—	989	—	—	989

Balances at December 31, 2008	27,875	$26,787	12,474,315	$125	$112,329	$38,269	$1,655	$179,165

	2008	2007	2006
Disclosure of reclassification amounts:
Unrealized holding gain arising during the year, net of income taxes	$1,370	$1,347	$1,131
Add: reclassified adjustments for (gain) included in net income, net of income taxes, at December 31, 2008, 2007 and 2006 of $249, $3 and $6, respectively	(412)	(4)	(11)

Net unrealized gain on securities, net of income taxes	$958	$1,343	$1,120

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

	2008	2007	2006
Cash flows from operating activities:
Net income	$3,421	$7,799	$8,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,520	2,792	717
Depreciation of premises and equipment	2,590	2,305	1,935
Amortization of purchase accounting adjustments	581	513	444
Net amortization/accretion of investment securities	36	119	162
Net deferred loan origination fees	(269)	(250)	78
Loss on sale of other real estate owned	51	5	—
Valuation write down on other real estate owned	434	—	—
Loss on sale of repossessed assets other than real estate	85	—	—
Valuation write down on repossessed assets other than real estate	40	—	—
(Gain) loss on sale or disposal of fixed assets	(1,470)	20	(10)
Deferred income taxes	(1,163)	(1,366)	155
Net realized gain on sale or call of available for sale securities	(661)	(7)	(17)
Stock based compensation expense	402	509	594
Bank owned life insurance income	(387)	(353)	(277)
Gain on sale of bank shell	—	(1,000)	—
Cash provided by (used in) changes in:
Net change in accrued interest receivable, prepaid expenses, and other assets	(111)	(2,335)	(1,517)
Net change in interest payable, accounts payable and accrued expenses	(1,858)	(1,087)	(98)

Net cash provided by operating activities	8,241	7,664	10,625

Cash flows from investing activities:
Purchases of investment securities available for sale	(21,083)	(16,612)	(56,233)
Purchases of mortgage backed securities available for sale	(117,401)	(16,819)	(56,583)
Purchases of FHLB and FRB stock	(2,320)	(1,981)	(385)
Proceeds from callable investment securities available for sale	11,613	1,250	—
Proceeds from maturities of investment securities available for sale	5,614	38,000	78,250
Proceeds from pay-downs of mortgage backed securities available for sale	32,761	32,486	28,385
Proceeds from sales of investment securities available for sale	26,012	10,966	117
Proceeds from sales of mortgage backed securities available for sale	12,022	—	—
Proceeds from sales of FHLB and FRB stock	2,401	135	—
Purchase of bank owned life insurance	—	—	(1,000)
Increase in loans, net of repayments	(59,126)	(62,840)	(88,548)
Purchases of premises and equipment, net	(9,209)	(8,615)	(9,550)
Proceeds from the sale of premises and equipment, net	2,204	—	—
Proceeds from sale of bank shell	—	1,000	—
Proceeds from sale of other real estate owned	590	210	—
Net cash from acquisition of Valrico State bank	—	7,650	—
Net cash from acquisition of Mid FL bank	—	—	13,646

Net cash used in investing activities	(115,922)	(15,170)	(91,901)

Cash flows from financing activities:
Net increase (decrease) in deposits	21,146	(50,777)	97,437
Net (decrease) increase in securities sold under agreement to repurchase	(6,671)	(19,664)	10,981
Net increase in federal funds purchased	88,976	—	—
Net (decrease) increase in FHLB advances and other borrowed funds	(16,768)	31,518	(1,000)
Net proceeds from preferred stock and warrant issuance	27,760	—	—
Stock options exercised, including tax benefit	335	676	488
Dividends paid on common stock	(1,993)	(1,820)	(1,535)

Net cash provided by (used in ) financing activities	112,785	(40,067)	106,371

Net increase (decrease) in cash and cash equivalents	5,104	(47,573)	25,095
Cash and cash equivalents, at beginning of year	72,448	120,021	94,926

Cash and cash equivalents, at end of year	$77,552	$72,448	$120,021

Transfer of loans to other real estate owned	$4,986	$798	$—

Shares issued pursuant to acquisitions	$—	$22,443	$10,965

Cash paid during the year for:
Interest	$28,328	$32,568	$21,561

Income taxes	$2,796	$4,292	$6,483

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(1)	Nature of Operations and Summary of Significant Accounting Policies

The consolidated financial statements of CenterState Banks of Florida, Inc. (the “Company”) include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company”), its four wholly owned subsidiary banks (CenterState Bank of Florida, CenterState Bank, CenterState Bank Central Florida and Valrico State Bank) and their wholly owned subsidiary, CenterState Shared Services (“CSS”), formerly C.S. Processing, Inc.

The Company, through its subsidiary banks, operates through 37 full service banking locations in nine Counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. CSS is a 100% owned subsidiary at December 31, 2008, which provides information technology, item processing, credit analysis, single family mortgage loan brokerage and human resource services for the Company’s four subsidiary banks. The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans. Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. The Company initiated a correspondent banking and bond sales division during the fourth quarter of 2008. The primary revenue generator is commissions earned on fixed income securities sold to other banks. The secondary business activity is correspondent bank deposits, or federal funds purchased.

The following is a description of the basis of presentation and the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements.

(a)	Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Parent Company, its four wholly owned banking subsidiaries (the “Banks”) and their wholly owned subsidiary, CSS. The operations of the Company currently consist primarily of the operations of each of the four banks. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

December 31, 2008, 2007 and 2006

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

Loans receivable that management has the intent and the Company has the ability to hold for the foreseeable future or payoff are reported at their outstanding unpaid principal balance, net of deferred loan fees and costs, and an allowance for loan losses.

Loan origination fees and the incremental direct cost of loan origination, are capitalized and recognized in income over the contractual life of the loans. If the loan is prepaid, the remaining unamortized fees and costs are charged or credited to interest income. Amortization ceases for non-accrual loans.

Loans are placed on nonaccrual status when the loan becomes 90 days past due as to interest or principal, or when the full timely collection of interest or principal becomes uncertain, unless the loan is both well secured and in the process of collection. All interest accrued but not received for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

December 31, 2008, 2007 and 2006

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

(g)	Other real estate owned (“OREO”)

Other real estate owned is real estate acquired through or instead of loan foreclosure and is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

(h)	Premises and equipment

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

(i)	Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock

The Company’s banks are members of the FHLB and FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

(j)	Bank owned life insurance (BOLI)

The Company, through its subsidiary banks, has purchased life insurance policies on certain key executives. In accordance with EITF 06-05, bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(k)	Goodwill and intangible assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

The core deposit intangibles are intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits.

(l)	Long-term assets

Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

(n)	Stock-based compensation

Compensation cost is recognized for stock option awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

(o)	Retirement plans

Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

(p)	Marketing and advertising costs

Marketing and advertising costs are expensed as incurred.

(q)	Income taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

The Company recognizes interest and/or penalties related to income tax matters in income tax expense

(r)	Earnings per common share

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Historical earnings and dividends per share have been adjusted to reflect the two for one stock split which occurred in May 2006.

(s)	Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of shareholders’ equity.

(t)	Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

(u)	Restrictions on cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

(v)	Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the subsidiary banks to the holding company or by the holding company to stockholders.

(w)	Fair value of financial instruments

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

(x)	Segment reporting

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(y)	Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

(z)	Effect of new pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption of FAS 157 and the related FSPs was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company uses the simplified method for share options.

Effect of newly issued but not yet effective accounting standards:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While there was no immediate impact at adoption, the ongoing impact will be dependent upon whether the Company does any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of FAS No. 160 did not have a significant impact on results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(2)	Investment Securities Available for Sale

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2008
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. treasury securities	$1,028	$28	$—
Obligations of U.S. government agencies	23,597	566	—
Mortgage backed securities	191,983	3,798	33
Municipal securities	35,472	135	1,799

Total	$252,080	$4,527	$1,832

	December 31, 2007
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. treasury securities	$3,038	$37	$—
Obligations of U.S. government agencies	40,498	728	1
Mortgage backed securities	117,716	832	318
Municipal securities	38,182	131	274

Total	$199,434	$1,728	$593

Sales of available for sale securities were as follows:

	2008	2007	2006
Proceeds	$38,034	$10,966	$117
Gross gains	$667	$7	$17
Gross losses	$6	$—	$—

The tax provision related to these net realized gains was $249, $3 and $6, respectively.

The fair value of available for sale securities at year end 2008 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Investment securities available for sale
Due in one year or less	$9,183
Due after one year through five years	15,203
Due after five years through ten years	21,505
Due after ten years through thirty years	14,206
Mortgage backed securities	191,983

$252,080

Securities pledged at December 31, 2008 and 2007 had a carrying amount (estimated fair value) of $113,832 and $106,552, respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

At year-end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies	—	—	—	—	—	—
Mortgage backed securities	8,969	31	1,347	2	10,316	33
Municipal securities	26,844	1,689	1,390	110	28,234	1,799

Total temporarily impaired securities	$35,813	$1,720	$2,737	$112	$38,550	$1,832

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies	—	—	999	1	999	1
Mortgage backed securities	3,892	49	35,029	269	38,921	318
Municipal securities	17,148	157	5,800	117	22,948	274

Total temporarily impaired securities	$21,040	$206	$41,828	$387	$62,868	$593

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by changes in interest rates. Fannie Mae guarantees the contractual cash flows of these securities. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(3)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2008 and 2007 are:

	December 31,
	2008	2007
Real estate:
Residential	$223,290	$209,186
Commercial	434,488	385,669
Construction, development, land	92,475	108,615

Total real estate	750,253	703,470
Commercial	80,523	78,231
Consumer and other loans	61,939	60,687

	892,715	842,388
Less: Deferred loan origination fees, net	714	983

Total loans	892,001	841,405
Less: Allowance for loan losses	13,335	10,828

Total net loans	$878,666	$830,577

The following is a summary of information regarding impaired loans at December 31, 2008 and 2007:

	December 31,
Individually impaired loans were as follows:	2008	2007
Impaired loans with no allocated allowance for loan losses	$17,575	$9,688
Impaired loans with allocated allowance for loan losses	6,616	2,115

Total	$24,191	$11,803

Amount of the allowance for loan losses allocated to impaired loans	$1,799	$812

	2008	2007	2006
Average of impaired loans during the year	$19,526	$6,094	$5,243

Interest income recognized on impaired loans during the impairment period during 2008 and 2007 was $867 and $492, respectively. Cash basis interest income recognized during this same periods was $795 and $432, respectively.

Non performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	December 31,
Non performing loans were as follows:	2008	2007
Non accrual loans	$19,863	$3,797
Loans past due over 90 days and still accruing interest	50	277

Total non performing loans	$19,913	$4,074

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006, are as follows:

	December 31,
	2008	2007	2006
Balance, beginning of year	$10,828	$7,355	$6,491
Provision charged to operations	6,520	2,792	717
Loans charged-off	(4,189)	(997)	(598)
Recoveries of previous charge-offs	176	61	98
Acquisition of Mid FL Bank	—	—	647
Acquisition of Valrico State Bank	—	1,617	—

Balance, end of year	$13,335	$10,828	$7,355

(4)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure. Activity in the valuation allowance was as follows:

	2008	2007	2006
Beginning of year	$—	$—	$—
Additions charged to expenses	434	—	—
Sales and/or dispositions	(95)	—	—

End of year	$339	$—	$—

Expenses related to foreclosed real estate include:

	2008	2007	2006
Net loss on sales	$51	$5	$—
Provision for unrealized losses	$434	$—	$—
Operating expenses, net of rental income	$396	$69	$12

Total	$881	$74	$12

(5)	Fair value

FASB Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Dec 31, 2008	Fair value measurements at December 31, 2008 using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Assets:
Available for sale securities	$252,080	$—	$252,080	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Dec 31, 2008	Fair value measurements at December 31, 2008 using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired loans	$4,817	$—	$4,817	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,616, with a valuation allowance of $1,799, resulting in an additional provision for loan losses of $987 for the year ending December 31, 2008. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Fair values for securities and impaired loans are determined as described above within this note. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock or Federal Reserve Bank stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments:

	Dec 31, 2008		Dec 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$77,552	$77,552	$72,448	$72,448
Investment securities available for sale	252,080	252,080	199,434	199,434
FHLB and FRB stock	5,327	n/a	5,408	n/a
Loans, less allowance for loan losses of
$13,335 and $10,828, at December 31, 2008 and 2007, respectively	878,666	906,355	830,577	833,213
Accrued interest receivable	5,406	5,406	5,843	5,843

Financial liabilities:
Deposits- without stated maturities	$507,106	$507,106	$436,734	$436,734
Deposits- with stated maturities	486,694	491,830	535,886	536,600
Securities sold under agreement to repurchase	26,457	26,457	33,128	33,128
Federal funds purchased	88,976	88,976	—	—
Federal Home Loan Bank advances and other borrowed funds	25,750	26,047	42,518	42,518
Corporate debentures	12,500	7,608	12,500	12,500
Accrued interest payable	1,410	1,410	1,940	1,940

(6)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2008 and 2007, is as follows:

	December 31,
	2008	2007
Land	$25,180	$22,516
Land improvements	671	606
Buildings	34,463	26,087
Leasehold improvements	1,320	1,291
Furniture, fixtures and equipment	14,080	11,973
Construction in progress	317	6,158

	76,031	68,631
Less: Accumulated depreciation	14,688	13,173

	$61,343	$55,458

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

The Company leases land and certain facilities under noncancellable operating leases. The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2009	$427
2010	283
2011	286
2012	233
2013	216
Thereafter	126

$1,571

Rent expense for the years ended December 31, 2008, 2007 and 2006, was $684, $626 and $555, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Operations.

(7)	Goodwill and Intangible Assets

The change in balance for goodwill during the years 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Beginning of year	$28,118	$9,863	$4,675
Acquired goodwill	—	18,255	5,188
Impairment	—	—	—

End of year	$28,118	$28,118	$9,863

Acquired intangible assets were as followed for years ended December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$6,341	$2,393	$6,341	$1,616

Estimated amortization expense for each of the next five years:

2009	$645
2010	548
2011	526
2012	526
2013	458

Aggregate amortization expense was $777, $842 and $514 for 2008, 2007 and 2006, respectively.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(8)	Deposits

A detail of deposits at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	Weighted Average Interest Rate	2007	Weighted Average Interest Rate
Non-interest bearing deposits	$141,229	—%	$159,089	—%
Interest bearing deposits:
Interest bearing demand deposits	143,510	0.6%	135,442	0.9%
Savings deposits	84,837	1.2%	49,127	0.7%
Money market accounts	137,530	2.1%	93,076	2.6%
Time deposits less than $100,000	217,206	3.5%	238,585	4.8%
Time deposits of $100,000 or greater	269,488	3.8%	297,301	5.0%

	$993,800	2.3%	$972,620	3.1%

The following table presents the amount of certificate accounts at December 31, 2008, maturing during the periods reflected below:

Year	Amount
2009	$408,080
2010	43,833
2011	15,863
2012	8,894
2013	8,586
Thereafter	1,438

Total	$486,694

(9)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2008 and 2007, the Company had $26,457 and $33,128 in repurchase agreements. Repurchase agreements are secured by U.S. treasury securities and government agency securities with fair values of $61,050 and $99,888 at December 31, 2008 and 2007, respectively.

Information concerning repurchase agreements is summarized as follows:

	2008	2007	2006
Average daily balance during the year	$30,818	$58,329	$49,830
Average interest rate during the year	1.49%	4.43%	4.33%
Maximum month-end balance during the year	$36,825	$74,526	$54,812
Weighted average interest rate at year end	0.19%	2.93%	4.39%

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(10)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks. The Company commenced accepting correspondent bank deposits during September 2008. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds described in note 11 below. Information concerning correspondent bank deposits is summarized as follows:

	2008	2007	2006
Average daily balance between September and year end	$58,952	—	—
Average interest rate during the period	1.23%	—	—
Maximum month-end balance during the year	$88,976	—	—
Weighted average interest rate at year end	0.45%	—	—

(11)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits listed in note 10 above. At year end, advances from the Federal Home Loan Bank were as follows:

	2008	2007	2006
Daily overnight advances, the interest rate was 0.46% and 4.4% at December 31, 2008 and 2007, respectively	$6,750	$36,000	$—
Matures January 2, 2008, interest rate is fixed at 4.6%	—	1,518	—
Matures March 28, 2008, interest rate is fixed at 5.51%	—	2,000	—
Matures December 31, 2008, interest rate is fixed at 4.11%	—	3,000	—
Matures February 2, 2009, interest rate is fixed at 2.72%	10,000	—	—
Matures June 29, 2009, interest rate is fixed at 1.18%	3,000	—	—
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	—	—
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	—	—

Total	$25,750	$42,518	$—

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $211,849 of first mortgage loans under a blanket lien arrangement at year end. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $196,530 at year end 2008.

(12)	Corporate Debenture

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

December 31, 2008, 2007 and 2006

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

(13)	Income Taxes

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31, 2008, 2007 and 2006, is as follows:

	Current	Deferred	Total
December 31, 2008:
Federal	$1,941	$(985)	$956
State	437	(178)	259

	$2,378	$(1,163)	$1,215

December 31, 2007:
Federal	$4,425	$(1,171)	$3,254
State	838	(195)	643

	$5,263	$(1,366)	$3,897

December 31, 2006:
Federal	$3,988	$133	$4,121
State	716	22	738

	$4,704	$155	$4,859

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are presented below:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$5,077	$4,110
Deferred loan fees	245	320
Stock based compensation	255	225
Deferred compensation	782	725
Intangible assets	—	49
Net operating loss carryforward	142	26
Other real estate owned expenses	167	—
Nonaccrual interest	189	30
Other	59	47

Total deferred tax asset	6,916	5,532

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(2,631)	(2,232)
Fair value adjustments	(1,206)	(1,376)
Like kind exchange	(300)	(300)
Unrealized gain on investment securities available for sale	(1,039)	(438)
Accretion of discounts on investments	(58)	(66)

Total deferred tax liability	(5,234)	(4,412)

Net deferred tax asset	$1,682	$1,120

At December 31, 2008 the Company had approximately $367 of net operating loss carryforwards, federal and state, available to offset future taxable income. These carryforwards will begin to expire in 2024.

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for the years before 2005.

A reconciliation between the actual tax expense and the “expected” tax expense, computed by applying the U.S. federal corporate rate of 34 percent (35 percent for 2007 and 2006) is as follows:

	December 31,
	2008	2007	2006
“Expected” tax expense	$1,576	$4,094	$4,661
Tax exempt interest, net	(561)	(515)	(174)
Bank owned life insurance	(132)	(127)	(97)
State income taxes, net of federal income tax benefits	171	418	480
Stock based compensation	110	81	101
Other, net	51	(54)	(112)

	$1,215	$3,897	$4,859

(14)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2008 were as follows:

Beginning balance	$21,944
New loans	10,340
Effect of changes in composition of related parties	—
Repayments	(5,839)

Ending balance	$26,445

At December 31, 2008 and 2007 principal officers, directors, and their affiliates had $8,445 and $11,702, respectively, available lines of credit.

Deposits from principal officers, directors, and their affiliates at year-end 2008 and 2007 were approximately $18,122 and $35,180, respectively.

(15)	Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which it is subject.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

As of December 31, 2008, the most recent notification from the Office of Comptroller of the Currency and the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2008 and 2007, are presented in the table below.

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2008:
Total capital (to risk weighted assets)	$170,164	17.4%	$78,119	≥	8%	$97,648	≥	10%
Tier 1 capital (to risk weighted assets)	157,944	16.2%	39,059	≥	4%	58,589	≥	6%
Tier 1 capital (to average assets)	157,944	12.6%	50,201	≥	4%	62,751	≥	5%

December 31, 2007:
Total capital (to risk weighted assets)	$138,070	15.0%	$73,785	≥	8%	$92,231	≥	10%
Tier 1 capital (to risk weighted assets)	127,242	13.8%	36,893	≥	4%	55,339	≥	6%
Tier 1 capital (to average assets)	127,242	10.8%	47,196	≥	4%	58,995	≥	5%

A summary of actual, required, and capital levels necessary to be considered well-capitalized for each of the Company’s subsidiary Banks as of December 31, 2008 and 2007, are presented in the table below.

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2008:
CenterState Bank Central Florida, N.A.
Total capital (to risk weighted assets)	$26,951	12.2%	$17,663	≥	8%	$22,079	≥	10%
Tier 1 capital (to risk weighted assets)	24,179	11.0%	8,832	≥	4%	13,247	≥	6%
Tier 1 capital (to average assets)	24,179	9.0%	10,694	≥	4%	13,368	≥	5%
CenterState Bank, N.A.
Total capital (to risk weighted assets)	40,293	13.3%	24,160	≥	8%	30,200	≥	10%
Tier 1 capital (to risk weighted assets)	36,507	12.1%	12,080	≥	4%	18,120	≥	6%
Tier 1 capital (to average assets)	36,507	10.6%	13,775	≥	4%	17,219	≥	5%
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	44,706	13.8%	26,002	≥	8%	32,502	≥	10%
Tier 1 capital (to risk weighted assets)	41,093	12.6%	13,001	≥	4%	19,501	≥	6%
Tier 1 capital (to average assets)	41,093	8.7%	18,804	≥	4%	23,504	≥	5%
Valrico State Bank
Total capital (to risk weighted assets)	22,610	16.8%	10,792	≥	8%	13,491	≥	10%
Tier 1 capital (to risk weighted assets)	20,912	15.5%	5,396	≥	4%	8,094	≥	6%
Tier 1 capital (to average assets)	20,912	13.1%	6,393	≥	4%	7,992	≥	5%

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2007:
CenterState Bank Central Florida, N.A.
Total capital (to risk weighted assets)	$25,464	12.9%	$15,829	≥	8%	$19,786	≥	10%
Tier 1 capital (to risk weighted assets)	23,149	11.7%	7,914	≥	4%	11,872	≥	6%
Tier 1 capital (to average assets)	23,149	9.2%	10,052	≥	4%	12,564	≥	5%
CenterState Bank, N.A.
Total capital (to risk weighted assets)	39,622	12.5%	25,433	≥	8%	31,792	≥	10%
Tier 1 capital (to risk weighted assets)	35,734	11.2%	12,717	≥	4%	19,075	≥	6%
Tier 1 capital (to average assets)	35,734	12.2%	11,733	≥	4%	14,667	≥	5%
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	35,833	12.9%	22,190	≥	8%	27,737	≥	10%
Tier 1 capital (to risk weighted assets)	33,046	11.9%	11,095	≥	4%	16,642	≥	6%
Tier 1 capital (to average assets)	33,046	8.1%	16,412	≥	4%	20,515	≥	5%
Valrico State Bank
Total capital (to risk weighted assets)	19,838	14.5%	10,934	≥	8%	13,667	≥	10%
Tier 1 capital (to risk weighted assets)	18,119	13.3%	5,467	≥	4%	8,200	≥	6%
Tier 1 capital (to average assets)	18,119	11.3%	6,394	≥	4%	7,992	≥	5%

(16)	Dividends

The Company declared and paid cash dividends on its common stock of $1,993, $1,820 and $1,535 during the years ended December 31, 2008, 2007 and 2006, respectively. The Company is restricted from increasing its cash dividend on common shares from its current level of $0.04 per share per quarter during the initial three years it has U.S. Treasury preferred stock outstanding pursuant to the TARP capital purchase program.

Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2008, dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Banks’ regulatory agency, was $26,846, subject to the Banks meeting or exceeding regulatory capital requirements.

(17)	Stock-Based Compensation

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaces the 1999 Plan discussed below. The 2007 Plan authorizes the issuance of up to 700,000 shares of the Company stock. Of this amount, 600,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 100,000 shares are allocated to directors. During 2008, the Company granted employee incentive stock options for 460,000 shares, with a weighted average exercise price of $15.14 per share, and non qualifying director stock options for 80,000 shares, with a weighted average exercise price of $15.16, pursuant to this plan. Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. These options vest within a range of three to nine years. At December 31, 2008, there were a total of 95,500 shares available for future grants pursuant to this Plan.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

In 1999, the Company authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options became 25% vested immediately as of the grant date and continued to vest at a rate of 25% on each anniversary date thereafter until fully vested. There were no stock options granted pursuant to the 1999 Plan during 2007 and 2008. The 2007 Plan, discussed above, replaced the 1999 Plan. At December 31, 2008 there were 462,174 stock options outstanding which were granted pursuant to the 1999 Plan, of which 455,299 were currently exercisable. No future stock options will be granted from this Plan.

In addition to the 1999 Plan, the Company assumed and converted the stock option plans of its subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2008, they represented exercisable options for 157,882 shares of the Company’s common stock.

In 2004, the Company’s shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 400,000, which amount shall be increased on December 31 of each calendar year. At December 31, 2008, there were no options outstanding pursuant to this plan, and no activity occurred during the twelve month periods ending December 31, 2008, 2007 and 2006 relating to our ESPP.

The Company’s stock-based compensation consists solely of expense related to stock options. During the twelve month period ended December 31, 2008, 2007 and 2006, the Company recognized approximately $402, $509 and $594 of stock-based compensation expense, respectively. The total income tax benefit was $52, $126 and $22. As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $2,654 and will be recognized over the next nine years. The weighted average period over which this expense is expected to be recognized is approximately 4.4 years.

The Company granted stock options for 540,000, 84,000 and 31,500 shares of common stock during the twelve month periods ending December 31, 2008, 2007 and 2006, respectively. The Company also acquired stock options for 77,456 shares of common stock pursuant to the merger with CenterState Bank Mid Florida (“Mid FL”) as of the close of business March 31, 2006. These options vested immediately upon change of control, and their fair value was included as a portion of the purchase price paid for Mid FL.

The estimated fair value of options granted during these periods were calculated as of the grant date (as of the merger date for those options acquired pursuant to the merger of Mid FL) using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date, and as of the merger date in the case of the Mid FL transaction, are as follows:

	2008	2007	2006
Expected option life	7.4 years	6.4 years	6.9 years
Risk-free interest rate	3.04%	4.75%	4.91%
Expected volatility	31.2%	29.7%	29.8%
Dividend yield	1.06%	0.82%	0.76%

In 2008 and 2006, the Company determined the expected life of the stock options using the simplified method approach allowed for plain-vanilla share options as described in SAB 107. For options granted during 2007 and prior to 2006, the Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

retirement dates. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

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

The weighted-average estimated fair value of stock options granted during the twelve month periods ended December 31, 2008, 2007 and 2006 were $5.31 per share, $6.33 per share and $8.35 per share respectively.

The table below present’s information related to stock option activity for the years ended December 31, 2008, 2007 and 2006 (in thousands of dollars):

	2008	2007	2006
Total intrinsic value of stock options exercised	$292	$689	$910
Cash received from stock options exercised	283	550	467
Gross income tax benefit from the exercise of stock options	52	126	22

A summary of stock option activity for the years ended December 31, 2008, 2007 and 2006 is as follows (dollars are in thousands, except for per share data):

	December 31, 2008		December 31, 2007		December 31, 2006
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	737,674	$12.26	742,236	$11.41	706,918	$10.43
Options granted	540,000	$15.14	84,000	$17.32	31,500	$18.56
Options exercised	(37,908)	$7.45	(67,470)	$8.14	(73,638)	$6.34
Options forfeited	(15,210)	$13.81	(21,092)	$15.47	—	—
Options issued pursuant to Mid FL merger	—	—	—	—	77,456	$12.62

Options outstanding, end of period	1,224,556	$13.66	737,674	$12.26	742,236	$11.41

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	1,224,556	$13.66	6.7 years	$4,169
Options fully vested and expected to vest, December 31, 2008	1,156,784	$13.57	6.6 years	$4,045
Options exercisable, December 31, 2008	620,931	$11.94	4.5 years	$3,194

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(18)	Employee Benefit Plan

Substantially all of the subsidiary banks’ employees are covered under the Company’s 401(k) compensation and incentive plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2008, 2007 and 2006, the Company’s contributions to the plan were $556, $668 and $842, respectively, which are included in salary and benefits on the Consolidated Statements of Operations.

(19)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheet

December 31, 2008 and 2007

	2008	2007
Assets:
Cash and due from banks	$1,078	$524
Inter-company receivable from bank subsidiaries	35,000	17,000
Investment in wholly-owned bank subsidiaries	156,411	144,769
Prepaid expenses and other assets	2,043	2,034

Total assets	$194,532	$164,327

Liabilities:
Accounts payable and accrued expenses	$2,867	$3,545
Corporate debenture	12,500	12,500

Total liabilities	15,367	16,045

Stockholders’ Equity:
Preferred stock	26,787	—
Common stock	125	124
Additional paid-in capital	112,329	110,604
Retained earnings	38,269	36,857
Accumulated other comprehensive loss	1,655	697

Total stockholders’ equity	179,165	148,282

Total liabilities and stockholders’ equity	$194,532	$164,327

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

Condensed Statements of Operations

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Other income	$1	$4
Interest expense	818	1,021	864
Operating expenses	2,594	2,721	2,587

Loss before equity in net earnings of subsidiaries	(3,411)	(3,738)	(3,429)
Equity in net earnings of subsidiaries (net of income tax expense of $2,487, $5,213 and $6,010 at December 31, 2008, 2007 and 2006, respectively)	5,683	10,223	10,737

Net income before income tax benefit	2,272	6,485	7,308
Income tax benefit	(1,149)	(1,314)	(1,151)

Net income	$3,421	$7,799	$8,459

Condensed Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$3,421	$7,799	$8,459
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(5,683)	(10,223)	(10,737)
(Decrease) increase in payables and accrued expenses	(334)	307	434
Increase in other assets	(10)	(278)	(189)
Stock based compensation expense	402	509	594
Realized gain on sale of available for sale securities	—	—	(17)

Net cash flows used in operating activities	(2,204)	(1,886)	(1,456)

Cash flows from investing activities:
Inter-company receivables from subsidiary banks	(18,000)	15,000	5,000
Cash payments for merger transaction costs	—	(454)	(279)
Cash payments to VSB shareholders	(338)	(12,223)	—
Cash payments to Mid FL shareholders	(6)	(47)	(4,207)
Proceeds from maturities of investment securities AFS	—	—	300
Proceeds from sales of investment securities available for sale	—	—	117
Investment in subsidiaries	(5,000)	—	(1,000)

Net cash flows used in investing activities	(23,344)	2,276	(69)

Cash flows from financing activities:
Stock options exercised, net of tax benefit	335	676	488
Dividends paid to shareholders	(1,993)	(1,820)	(1,535)
Net proceeds from issuance of preferred stock and warrant	27,760	—	—

Net cash flows provided by financing activities	26,102	(1,144)	(1,047)

Net increase (decrease) in cash and cash equivalents	554	(754)	(2,572)
Cash and cash equivalents at beginning of year	524	1,278	3,850

Cash and cash equivalents at end of year	$1,078	$524	$1,278

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(20)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2008 and 2007, are as follows:

	December 31,
	2008	2007
Standby letters of credit	$4,338	$4,481
Available lines of credit	98,189	127,079
Unfunded loan commitments—fixed	10,863	15,044
Unfunded loan commitments—variable	6,846	9,124

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

(21)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough and Polk Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2008, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough and Polk Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(22)	Basic and Diluted Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 885,000 stock options that were anti dilutive at December 31, 2008. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented. All per share data has been adjusted to reflect the Company’s May 2006 two for one stock split.

	2008	2007	2006
Numerator for basic and diluted earnings per share:
Net income	$3,421	$7,799	$8,459
Preferred stock dividend accrued	(151)
Preferred stock discount accretion	(16)

Net income available for common shareholders	$3,254	$7,799	$8,459

Denominator:
Denominator for basic earnings per share—weighted-average shares	12,452,375	12,108,590	10,964,890
Effect of dilutive securities: Employee stock options	132,661	185,947	267,169

Denominator for diluted earnings per share —adjusted weighted-average shares	12,585,036	12,294,537	11,232,059

Basic earnings per share	$0.26	$0.64	$0.77
Diluted earnings per share	$0.26	$0.63	$0.75

(23)	Sale of branch real estate

The Company sold one of its branch office buildings on April 1, 2008 for $2,500 and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. A $1,483 pre-tax gain on the sale was recognized on the transaction. The sale was for the real estate only. It is our intention to eventually transfer the related customer accounts to either a new branch office that has not yet been identified or to one of our existing branch locations.

(24)	Business combinations

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

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

April 2, 2007 Fair Value
Assets:
Cash and due from banks	$6,789
Federal funds sold	13,039
Securities available for sale	12,177
Loans—net	120,226
Premises and equipment	9,289
Goodwill	18,256
Core deposit intangible	2,484
Other assets	1,830

Total assets	$184,090

Liabilities:
Deposits	$130,614
Other liabilities	16,898

Total liabilities	147,512
Net assets acquired	36,578

Total liabilities and net assets acquired	$184,090

(25)	Sale of bank shell

On November 30, 2007 the Company closed a set of related transactions that effectively resulted in combining two of the Company’s subsidiary Banks into one and selling the shell of the other. The two Banks combined were CenterState Bank West Florida, N.A. (“CSWFL”) and CenterState Bank Mid Florida (“Mid FL”). CSWFL was the surviving bank and its name was subsequently changed to CenterState Bank, N.A. The Company effectively sold the shell of the Mid FL subsidiary Bank to an out of state bank for $1,000.

(26)	Subsequent event

On January 30, 2009, the Company purchased the deposits of Ocala National Bank, a failed bank in Ocala, Florida, from the Federal Deposit Insurance Corporation for approximately $3,000, representing a premium of approximately 1.7%. Total deposits purchased approximated $180,000 and loans purchased approximated $20 million. Ocala National Bank operated from four branch banking offices of which two were owned and two were leased. The Company has an option to purchase the two owned offices for fair market value to be determined by appraisal and assume the leases on the remaining two. As a result of this transaction, the Company expects to expand its customer base in Central Florida.

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2008, 2007 and 2006

(27)	Trouble Asset Relief Program (“TARP”) Capital Purchase Plan

On November 21, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company issued and sold to the U.S. Department of the Treasury (the “Treasury”), (a) 27,875 shares (the “Preferred Shares”) of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (b) a ten-year warrant (the “Warrant”) to purchase up to 250,825 shares of voting common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $16.67 per share.

The Preferred Shares along with the Warrant were issued in exchange for $27,875 cash, which the Company received on November 21, 2008. The 5% dividends are paid quarterly and after five years the rate increases to 9% and remains at that level into perpetuity. After the initial three years, the Company is permitted to redeem the Preferred Shares at any time. In addition, the Preferred Shares can be redeemed during the initial three years under certain conditions. If the Company raises qualifying equity capital equal to $27,875 or more prior to December 31, 2009, half of the Warrant (125,412 shares) will be cancelled. The Company is restricted from increasing cash dividends on common shares from its current level of $0.04 per quarter during the initial three years, there are certain restrictions with regard to the Company’s ability to repurchase its own common shares and lastly, there are certain restrictions which subject the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 6th day of March, 2009.

CenterState BANKS OF FLORIDA, INC.

/s/ ERNEST S. PINNER
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 6, 2009.

Signature	Title

/S/ ERNEST S. PINNER Ernest S. Pinner	Chairman of the Board President and Chief Executive Officer

/S/ JAMES H. BINGHAM	Director
James H. Bingham

/S/ G. ROBERT BLANCHARD, JR.	Director
G. Robert Blanchard, Jr.

/S/ C. DENNIS CARLTON	Director
C. Dennis Carlton

/S/ FRANK M. FOSTER, JR.	Director
Frank M. Foster, Jr.

/S/ GAIL E. GREGG-STRIMENOS	Director
Gail E. Gregg-Strimenos

/S/ BRYAN W. JUDGE	Director
Bryan W. Judge

/S/ SAMUEL L. LUPFER, IV	Director
Samuel L. Lupfer, IV

/S/ LAWRENCE W. MAXWELL	Director
Lawrence W. Maxwell

/S/ RULON D. MUNNS	Director
Rulon D. Munns

/S/ G. TIERSO NUNEZ II	Director
G. Tierso Nunez II

/S/ THOMAS E. OAKLEY	Director
Thomas E. Oakley

/S/ J. THOMAS ROCKER	Director
J. Thomas Rocker

CenterState Banks of Florida, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit
21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002