Form 10-K/A
period 2008-12-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2009-03-13
CIK 1102266

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A to the CenterState Banks of Florida, Inc. Annual Report on Form 10-K for fiscal year ending December 31, 2008 filed with the Securities and Exchange Commission on March 6, 2009 is being filed solely to add a “Net Interest Margin vs Prime” graph in the Management Discussion and Analysis, Liquidity and Market Risk Management, on page 58, which was inadvertently omitted in the original Form 10-K filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davenport, State of Florida, on the 13th day of March, 2009.

CenterState BANKS OF FLORIDA, INC.

/s/ ERNEST S. PINNER
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 13, 2009.

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