Form 10-Q
period 2009-03-31
CENTERSTATE BANKS OF FLORIDA INC
filed 2009-05-05
CIK 1102266

U. S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	12,481,019 shares
(class)	Outstanding at April 30, 2009

CENTERSTATE BANKS OF FLORIDA, INC. AND SUBSIDIARIES

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of March 31, 2009	As of December 31, 2008
ASSETS
Cash and due from banks	$27,693	$19,702
Federal funds sold	108,073	57,850

Cash and cash equivalents	135,766	77,552

Investment securities available for sale, at fair value	617,790	252,080

Loans	902,252	892,001
Less allowance for loan losses	(13,472)	(13,335)

Net Loans	888,780	878,666

Accrued interest receivable	7,172	5,406
Federal Home Loan Bank and Federal Reserve Bank stock	5,761	5,327
Bank premises and equipment, net	62,401	61,343
Deferred income taxes, net	1,492	1,682
Goodwill	33,377	28,118
Core deposit intangible	4,216	3,948
Bank owned life insurance	10,209	10,115
Other real estate owned (“OREO”)	11,903	4,494
Prepaid expense and other assets	23,157	4,412

TOTAL ASSETS	$1,802,024	$1,333,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$209,906	$141,229
Demand - interest bearing	160,227	143,510
Savings and money market accounts	261,930	222,367
Time deposits	679,621	486,694

Total deposits	1,311,684	993,800

Securities sold under agreement to repurchase	26,856	26,457
Federal funds purchased	209,973	88,976
Federal Home Loan Bank advances and other borrowed funds	33,000	25,750
Corporate debenture	12,500	12,500
Accrued interest payable	1,640	1,410
Accounts payables and accrued expenses	25,590	5,085

Total liabilities	1,621,243	1,153,978

Stockholders’ equity:
Preferred Stock, $.01 par value; $1,000 liquidation preference; 5,000,000 shares authorized, 27,875 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	26,830	26,787
Common stock, $.01 par value: 40,000,000 shares authorized; 12,481,019 and 12,474,315 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	125	125
Additional paid-in capital	112,490	112,329
Retained earnings	37,995	38,269
Accumulated other comprehensive income	3,341	1,655

Total stockholders’ equity	180,781	179,165

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,802,024	$1,333,143

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar 31, 2009	Mar 31, 2008
Interest income:
Loans	$13,018	$14,988
Investment securities available for sale:
Taxable	4,529	1,943
Tax-exempt	374	380
Federal funds sold and other	126	655

	18,047	17,966

Interest expense:
Deposits	6,033	7,288
Securities sold under agreement to repurchase	21	200
Federal funds purchased	188	—
Federal Home Loan Bank advances and other borrowed funds	178	417
Corporate debenture	135	247

	6,555	8,152

Net interest income	11,492	9,814
Provision for loan losses	1,703	604

Net interest income after loan loss provision	9,789	9,210

Other income:
Service charges on deposit accounts	1,133	1,086
Commissions on bond sales	2,557	—
Commissions from mortgage broker activities	8	21
Commissions on sale of mutual funds and annuities	193	109
Debit card and ATM fees	280	261
Loan related fees	88	107
BOLI income	94	95
Gain on sale of securities	418	44
Other service charges and fees	179	78

	4,950	1,801

Other expenses:
Salaries, wages and employee benefits	7,346	5,330
Occupancy expense	1,209	1,058
Depreciation of premises and equipment	751	589
Supplies, stationary and printing	187	190
Marketing expenses	442	273
Data processing expense	547	298
Legal, auditing and other professional fees	449	263
Core deposit intangible (CDI) amortization	198	199
Postage and delivery	100	90
ATM and debit card related expenses	222	169
Bank regulatory expenses	493	184
Loss on sale of repossessed real estate (“OREO”)	80	—
Valuation write down of repossessed real estate (“OREO”)	394	—
Loss on repossessed assets other than real estate	214	2
Foreclosure related expenses	173	70
Other expenses	896	692

Total other expenses	13,701	9,407

Income before provision for income taxes	1,038	1,604
Provision for income taxes	266	493

Net income	$772	$1,111

Earnings per share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09
Basic	12,475,432	12,442,517
Diluted	12,575,424	12,581,714

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net Income	$772	$1,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,703	604
Depreciation of premises and equipment	751	589
Amortization of purchase accounting adjustments	(313)	142
Net amortization/accretion of investment securities	683	(9)
Net deferred loan origination fees	(16)	(132)
Valuation write down of OREO	394	20
Loss on sale of OREO	80	—
Valuation write down on repossessed assets other than OREO	138	—
Loss on sale of repossessed assets other than OREO	76	—
Gain on sale of securities available for sale	(418)	(44)
Gain on sale of fixed assets	(82)	—
Deferred income taxes	(869)	(6)
Stock based compensation expense	104	91
Bank owned life insurance income	(94)	(95)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	6,490	42
Net change in accrued interest payable, accrued expense, and other liabilities	1,160	(360)

Net cash provided by operating activities	10,559	1,953

Cash flows from investing activities:
Purchases of investment securities available for sale	(18,460)	(3,200)
Purchases of mortgage backed securities available for sale	(396,516)	(18,037)
Purchases of FHLB and FRB stock	(577)	(414)
Proceeds from maturities of investment securities available for sale	—	2,109
Proceeds from called investment securities available for sale	3,100	4,000
Proceeds from pay-downs of mortgage backed securities available for sale	24,978	9,156
Proceeds from sales of investment securities available for sale	10,789	2,684
Proceeds from sales of mortgage backed securities available for sale	24,429	11,496
Proceeds from sales of FHLB and FRB stock	143	501
(Increase) decrease in loans, net of repayments	(20,503)	7,402
Purchases of premises and equipment, net	(1,819)	(1,690)
Proceeds from sale of other real estate owned	851	46
Proceeds from sale of fixed assets	92	—
Net cash from acquisition of Ocala branches	155,640	—

Net cash used in investing activities	(217,853)	14,053

Cash flows from financing activities:
Net increase in deposits	137,634	32,471
Net increase in securities sold under agreement to repurchase	399	1,877
Net increase in federal funds purchased	120,997	—
Net increase (decrease) in FHLB advances and other borrowings	7,250	(4,518)
Stock options exercised, including tax benefit	57	78
Dividends paid	(824)	(498)
Adjustment to net proceeds from preferred stock and warrant issuance	(5)	—

Net cash provided by financing activities	265,508	29,410

Net increase (decrease) in cash and cash equivalents	58,214	45,416
Cash and cash equivalents, beginning of period	77,552	72,448

Cash and cash equivalents, end of period	$135,766	$117,864

Centerstate Banks of Florida, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Three months ended March 31,
	2009	2008
Transfer of loan to other real estate owned	$8,734	$275

Cash paid during the period for:
Interest	$6,363	$8,209

Income taxes	$—	$—

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks of Florida, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks of Florida, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, CenterState Shared Services (“CSS”). Our four subsidiary banks operate through 38 locations in ten Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. In addition, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CSB, located in Winter Haven, Florida, although our bond salesmen and traders are physically housed in a leased facility located in Birmingham, Alabama. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (1) correspondent bank deposits (i.e. federal funds purchased); (2) correspondent bank checking accounts; and (3) loans to correspondent banks. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama and Georgia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2009 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 884,000 stock options that were anti dilutive at March 31, 2009. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

For the three months ended March 31,	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$772	$1,111
Preferred stock dividend accrued	(348)	—
Preferred stock discount accretion	(48)	—

Net income available for common shareholders	$376	$1,111

Denominator:
Denominator for basic earnings per share
- weighted-average shares	12,475,432	12,442,517
Effect of dilutive securities:
Employee stock options	99,992	139,197
Denominator for diluted earnings per share

- adjusted weighted-average shares	12,575,424	12,581,714

Basic earnings per share	$0.03	$0.09
Diluted earnings per share	$0.03	$0.09

NOTE 3: Comprehensive income

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended
	Mar 31, 2009	Mar 31, 2008
Net income	$772	$1,111
Other comprehensive income, net of tax:
Unrealized holding gain arising during the period	1,947	945
Reclassified adjustments for gain included in net income, net of income taxes of $157	(261)	(27)

Other comprehensive income, net of tax	1,686	918

Comprehensive income	$2,458	$2,029

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2008
Assets:
Available for sale securities	$252,080	$—	$252,080	$—
at March 31, 2009
Assets:
Available for sale securities	$617,790	$—	$617,790	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2008
Assets:
Impaired loans	$4,817	$—	$4,817	$—
at March 31, 2009
Assets
Impaired loans	$6,127	$—	$6,127	$—
Other real estate owned	$11,903	$—	$—	$11,903

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,429,000, with a valuation allowance of $1,302,000, resulting in a net reduction in provision for loan losses of $497,000 for the period. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned was $394,000 for the three months ended March 31, 2009 which was recorded directly as an adjustment to current earnings through non-interest expense.

NOTE 5: Acquisition of deposits from the FDIC

On January 30, 2009 the Company, through its lead bank headquartered in Winter Haven, Florida, purchased the deposits of Ocala National Bank (“ONB”), from the Federal Deposit Insurance Corporation (“FDIC”) for approximately $3,000,000, a premium of approximately 1.7%. Total deposits purchased approximated $178,000,000. ONB, which was closed by the FDIC on Friday, January 30, 2009, operated from four bank locations of which two were leased and two were owned. Pursuant to the transaction, the Company has the option to purchase the two owned locations, plus all furniture and equipment at fair market value, to be determined by appraisal. It also has the option to assume the leases on the leased properties. The Company is in the process of valuing the intangible assets related to the transaction. It has tentatively recognized goodwill of approximately $5,259,000, and a core deposit intangible of approximately $466,000. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars).

Assets
Cash	$155,640
Securities available for sale	11,549
Goodwill	5,260
Core deposit intangible	466
Other assets	8,115

Total assets	$181,030

Liabilities
Deposits	$180,722
Other liabilities	308

Total liabilities	$181,030

NOTE 6: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month period ending March 31, 2009. Amounts are in thousands of dollars.

	Commercial and retail banking	Correspondent banking and bond sales division	(1) Corporate overhead and administration	Elimination entries	Total
Interest income	$16,677	$1,370	$—		$18,047
Interest expense	(6,228)	(192)	(135)		(6,555)

Net interest income	10,449	1,178	(135)		11,492
Provision for loan losses	(1,703)	—	—		(1,703)
Non interest income	2,353	2,597	—		4,950
Non interest expense	(10,913)	(2,104)	(684)		(13,701)

Net income before taxes	186	1,671	(819)		1,038
Income tax provision	(141)	(428)	303		(266)

Net income	$45	$1,243	$(516)		$772

Total assets	$1,556,449	$245,625	$195,526	($195,576)	$1,802,024

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, we operate through our four separately chartered subsidiary banks with 38 locations in ten counties throughout Central Florida providing traditional deposit and lending products and services to our commercial and retail customers.

Corresponding banking and bond sales division: Operating as a division of our largest subsidiary bank its two primary revenue generating activities is selling bonds and acquiring federal funds purchase to/from financial institutions primarily located in Florida, Georgia and Alabama. We initiated this business during the fourth quarter of 2008 by hiring substantially all the employees of the Royal Bank of Canada (“RBC”) bond sales division, who were previously employees of Alabama National Bank (“ALAB”) prior to RCB’s acquisition of ALAB.

Corporate overhead and administration: Corporate overhead and administration is comprised primarily of compensation and benefits for certain members of management, interest on parent company debt, office occupancy and depreciation of parent company facilities, merger related costs and other expenses.

NOTE 7: Effect of new pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. At the time of adoption, this Statement did not have a material impact, but will have an impact on the Ocala National Bank acquisition and future acquisitions.

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

NOTE 8: Recently issued and not yet effective accounting standards

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2009 AND DECEMBER 31, 2008

Overview

Total assets were $1,802,024,000 as of March 31, 2009, compared to $1,333,143,000 at December 31, 2008, an increase of $468,881,000 or 35%. The increase was due primarily from the acquisition of the Ocala branches from the FDIC, growth in correspondent bank deposits (i.e. federal funds purchased), and internally generated deposit growth.

Federal funds sold

Federal funds sold were $108,073,000 at March 31, 2009 (approximately 6.0% of total assets) as compared to $57,850,000 at December 31, 2008 (approximately 4.3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $617,790,000 at March 31, 2009 (approximately 34% of total assets) compared to $252,080,000 at December 31, 2008 (approximately 19% of total assets), an increase of $365,710,000 or 145%. We use our available-for-sale securities portfolio, as well as federal funds sold for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold.” The significant increase in our securities available-for-sale during the current period was due to the acquisition of the Ocala branches and the related deposits from the FDIC, the increase in correspondent bank deposits (i.e. federal funds purchased) and internally generated deposit growth. Over time, our loan growth will eventually catch up to the rapid deposit growth we experienced this quarter, and future cash flows generated from our securities portfolio will be reallocated to our loan portfolio. Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs, as discussed above.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended March 31, 2009, were $894,676,000, or 55% of average earning assets, as compared to $834,971,000, or 68% of average earning assets, for the quarter ending March 31, 2008. Total loans, net of unearned fees and cost, at March 31, 2009 and December 31, 2008 were $902,252,000 and $892,001,000, respectively, an increase of $10,251,000, or 1.1%. This represents a loan to total asset ratio of 50% and 67% and a loan to deposit ratio of 69% and 90%, at March 31, 2009 and December 31, 2008, respectively.

Our residential real estate loans totaled $240,184,000 or 27% of our total loans as of March 31, 2009. As with all of our loans, these are originated in our geographical market area in central Florida.

We do not engage in sub-prime lending. As of this same date, our commercial real estate loans totaled $423,930,000, or 47% of our total loans. Construction, development, and land loans totaled $93,186,000, or 10% of our loans. As a group, all of our real estate collateralized loans represent approximately 84% of our total loans at March 31, 2009. The remaining 16% is comprised of commercial loans (10%) and consumer loans (6%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	March 31, 2009	Dec 31, 2008
Real estate loans
Residential	$240,184	$223,290
Commercial	423,930	434,488
Construction, development, land	93,186	92,475

Total real estate	757,300	750,253

Commercial	91,403	80,523
Consumer and other	54,248	61,939

Gross loans before	902,951	892,715

Unearned fees/costs	(699)	(714)

Total loans net of unearned fees	902,252	892,001

Allowance for loan losses	(13,472)	(13,335)

Total loans net of unearned fees and allowance for loan losses	$888,780	$878,666

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at March 31, 2009 and December 31, 2008.

(amounts are in thousands of dollars)	Mar 31, 2009	Dec 31, 2008	Increase (decrease)
Impaired loans	$22,865	$24,191	$(1,326)
Component 1 (specific allowance)	1,302	1,799	(497)
Specific allowance as percentage of impaired loans	5.69%	7.44%	(175 bps )

Total loans other than impaired loans	879,387	867,810	11,577
Component 2 (general allowance)	12,170	11,536	634
General allowance as percentage of non impaired loans	1.38%	1.33%	5 bps

Total loans	902,252	892,001	10,251
Total allowance for loan losses	13,472	13,335	137
Allowance for loan losses as percentage of total loans	1.49%	1.49%	--- bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.49% at March 31, 2009 and at December 31, 2008. Our ALLL increased by a net amount $137,000 during this three month period. Component 2 (general allowance) increased by $634,000 during the period. This increase is primarily due to changes in this component’s environmental risk factors as well as an increase in our loan portfolio. Component 1 (specific allowance) decreased by $497,000. This Component is the result of specific allowance analyses prepared for each of our impaired loans. The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

For the three month period ending March 31,	2009	2008
Allowance at beginning of period	$13,335	$10,828
Charge-offs
Real estate loans
Residential	(313)	(226)
Commercial	(417)	—
Construction, development, land	(622)	—

Total real estate loans	(1,352)	(226)
Commercial	(184)	—
Consumer and other	(61)	(72)

Total charge-offs	(1,597)	(298)

Recoveries
Real estate loans
Residential	4	78
Commercial	5	—
Construction, development, land	—	—

Total real estate loans	9	78
Commercial	11	6
Consumer and other	11	40

Total recoveries	31	124

Net charge-offs	(1,566)	(174)
Provision for loan losses	1,703	604

Allowance at end of period	$13,472	$11,258

Nonperforming loans and nonperforming assets

Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus repossessed real estate owned (“OREO”) and repossessed assets other than real estate. We place loans on nonaccrual status when the loan becomes 90 days past due as to interest or principal, or when the full timely collection of interest or principal becomes uncertain, unless the loan is both well secured and in the process of collection. All interest accrued but not received for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans as a percentage of total loans were 2.45% at March 31, 2009, compared to 2.23% at December 31, 2008.

Non performing assets (which we define as non performing loans, as defined above, plus (a) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $34,442,000 at March 31, 2009, compared to $24,835,000 at December 31, 2008. Non performing assets as a percentage of total assets was 1.91% at March 31, 2009, compared to 1.86% at December 31, 2008.

As shown in the table below, the largest component of non performing loans is non accrual loans, which as of March 31, 2009 management had identified a total of $20,819,000 (77 loans). Of this amount approximately $3,437,000 or 17% are residential real estate loans (25 loans); approximately $8,945,000 or 43% are commercial real estate loans (17 loans); approximately $6,974,000 or 33% are construction, acquisition and development, and land loans (15 loans); approximately $1,238,000 or 6% are commercial loans (10 loans); and $225,000 or 1% are consumer and all other loans (10 loans).

We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. As indicated above, non accrual construction, acquisition and development, and land loans totaled $6,974,000 at March 31, 2009. The second largest loan in this category is for $1,034,000 and is collateralized by five newly completed townhouses. We also have one single family construction loan for $566,000. The remaining 14 loans ($5,374,000) in this category are all either developed lots or other land related loans. The largest loan is for $2,250,000 and is collateralized by four river front building lots plus 38 building lots in a residential subdivision. Two of these fifteen loans have a specific allowance which in the aggregate totals $75,000.

OREO at March 31, 2009 was $11,903,000, which represents 24 single family homes ($2,205,000), seven mobile homes with land ($492,000), eleven commercial real estate properties ($4,430,000) and various parcels of land including residential building lots, land acquisition, development and construction ($4,776,000).

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Mar. 31 2009	Dec. 31 2008
Non-accrual loans	$20,819	$19,863
Past due loans 90 days or more and still accruing interest	1,304	50

Total non-performing loans	22,123	19,913

Other real estate owned	11,903	4,494
Repossessed assets other than real estate	416	428

Total non-performing assets	$34,442	$24,835

Total non-performing loans as a percentage of total loans	2.45%	2.23%
Total non-performing assets as a percentage of total assets	1.91%	1.86%
Allowance for loan losses	$13,472	$13,335
Allowance for loan losses as a percentage of non-performing loans	61%	67%

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of March 31, 2009, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $62,401,000 at March 31, 2009 compared to $61,343,000 at December 31, 2008, an increase of $1,058,000 or 2%. This amount is the result of purchases totaling $1,809,000 less $751,000 of depreciation expense. Our purchases during the quarter included a parcel of land acquired for a future branch site in Polk County (approximately $1,000,000), continued construction cost on a branch office building in Lake County (approximately $500,000), and the remaining amount (approximately $309,000) was spent on furniture, fixtures and equipment purchases.

Deposits

Total deposits were $1,311,684,000 at March 31, 2009, compared to $993,800,000 at December 31, 2008, an increase of $317,884,000 or 32%. Most of this increase is due to our acquisition of the Ocala branches from the FDIC, whereby we acquired approximately $178,000,000 of deposits. The rest of the growth was internally generated and included several large deposits from several local municipalities.

The table below sets forth our deposits by type and as a percentage to total deposits at March 31, 2009 and December 31, 2008 (amounts shown in the table are in thousands of dollars).

	Mar 31, 2009	% of total	Dec 31, 2008	% of total
Demand - non-interest bearing	$209,906	16%	$141,229	14%
Demand - interest bearing	160,227	12%	143,510	14%
Savings and money market accounts	261,930	20%	222,367	23%
Time deposits	679,621	52%	486,694	49%

Total deposits	$1,311,684	100%	$993,800	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $26,856,000 at March 31, 2009 compared to $26,457,000 at December 31, 2008.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. We commenced accepting correspondent bank deposits during September 2008. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below. At March 31, 2009 we had $209,973,000 of correspondent bank deposits or federal funds purchased, compared to $88,976,000 at December 31, 2008. This growth along with the Ocala deposit acquisition and the deposit growth internally generated were the primary reasons for the asset growth we experienced during the current quarter.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At March 31, 2009 and December 31, 2008, advances from the Federal Home Loan Bank were as follows (amounts are in thousands of dollars).

	Mar 31, 2009	Dec 31, 2008
Daily overnight advances, at March 31, 2009 the interest rate is 0.62%	$3,000	$—
Daily overnight advances, at December 31, 2008 the interest rate is 0.46%	—	6,750
Matures February 2, 2009, interest rate is fixed at 2.72%	—	10,000
Matures June 29, 2009, interest rate is fixed at 1.18%	3,000	3,000
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	3,000
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	3,000
Matures January 11, 2010, interest rate is fixed at 1.04%	3,000	—
Matures January 12, 2010, interest rate is fixed at 1.04%	3,000	—
Matures July 12, 2010, interest rate is fixed at 1.50%	3,000	—
Matures January 10, 2011, interest rate is fixed at 1.84%	3,000	—
Matures January 21, 2011, interest rate is fixed at 1.97%	3,000	—
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	—
Matures January 21, 2012, interest rate is fixed at 2.30%	3,000	—

Total	$33,000	$25,750

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

Stockholders’ equity

Stockholders’ equity at March 31, 2009, was $180,024,000, or 10.0% of total assets, compared to $179,165,000, or 13.4% of total assets at December 31, 2008. The increase in stockholders’ equity was due to the following items:

$179,165,000	Total stockholders’ equity at December 31, 2008
772,000	Net income during the period
(998,000)	Dividends paid and/or accrued, common and preferred
1,686,000	Net increase in market value of securities available for sale, net of deferred taxes
57,000	Employee stock options exercised
104,000	Employee stock option expense consistent with SFAS #123(R)
(5,000)	Other

$180,781,000	Total stockholders’ equity at March 31, 2009

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2009, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2009 and December 31, 2008 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2009
Total capital (to risk weighted assets)	$165,819	15.3%	$108,491	> 10%	$57,328
Tier 1 capital (to risk weighted assets)	152,347	14.0%	65,095	> 6%	87,252
Tier 1 capital (to average assets)	152,347	9.5%	79,908	> 5%	72,439

December 31, 2008
Total capital (to risk weighted assets)	$170,164	17.4%	$97,648	> 10%	$72,516
Tier 1 capital (to risk weighted assets)	157,944	16.2%	58,589	> 6%	99,355
Tier 1 capital (to average assets)	157,944	12.6%	62,751	> 5%	95,193

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

Overview

Net income for the three months ended March 31, 2009 was $772,000 or $0.03 per share basic and diluted, compared to $1,111,000 or $0.09 per share basic and diluted for the same period in 2008. Our average earning assets increased by $385,924,000 between these two periods, which was more than enough to offset the corresponding 45bps decrease in our net interest margin (“NIM”) resulting in a $1,678,000 increase in our net interest income. Most of this increase was offset by an increase in our allowance for loan loss provision.

Our non interest income also increased significantly primarily due to commissions on bond sales and gain on sales of securities. This was offset by increases in our non interest expense which was primarily due to compensation and compensation related expenses resulting primarily from our newly formed bond sales division, operating expenses related to our January 31st Ocala acquisition, and increases in foreclosure and foreclosure related expenses.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $1,678,000 or 17% to $11,492,000 during the three month period ended March 31, 2009 compared to $9,814,000 for the same period in 2008. The $1,678,000 increase was the result of a $81,000 increase in interest income plus a $1,597,000 decrease in interest expense.

Interest earning assets averaged $1,495,060,000 during the three month period ended March 31, 2009 as compared to $1,109,136,000 for the same period in 2008, an increase of $385,924,000, or 35%. The yield on average interest earning assets decreased 160bps to 4.90% (163bps to 4.94% tax equivalent basis) during the three month period ended March 31, 2009, compared to 6.50% (6.57% tax equivalent basis) for the same period in 2008. The combined effects of the $385,924,000 increase in average interest earning assets and the 160bps (163bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $81,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $1,266,716,000 during the three month period ended March 31, 2009 as compared to $914,645,000 for the same period in 2008, an increase of $352,071,000, or 38%. The cost of average interest bearing liabilities decreased 148bps to 2.10% during the three month period ended March 31, 2009, compared to 3.58% for the same period in 2008. The combined effects of the $352,071,000 increase in average interest bearing liabilities and the 148bps decrease in cost on average interest bearing liabilities resulted in the $1,597,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2009 and 2008 on a tax equivalent basis (in thousands of dollars).

	Three months ended March 31,
	2009			2008
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$894,676	$13,041	5.91%	$834,971	$15,018	7.23%
Securities- taxable (3) (9)	562,602	4,655	3.36%	236,379	2,598	4.42%
Securities- tax exempt (9)	37,782	526	5.65%	37,786	501	5.33%

Total earning assets	1,495,060	18,222	4.94%	1,109,136	18,117	6.57%

Allowance for loan losses	(13,188)			(10,896)
All other assets	153,880			138,754

Total assets	$1,635,752			$1,236,994

Deposits (4)	1,029,330	6,033	2.38%	826,334	7,288	3.55%
Borrowings (5)	224,886	387	0.70%	75,811	617	3.27%
Corporate debenture (6)	12,500	135	4.38%	12,500	247	7.95%

Total interest bearing
Liabilities	1,266,716	6,555	2.10%	914,645	8,152	3.58%

Demand deposits	176,900			163,515
Other liabilities	11,814			8,552
Stockholders’ equity	180,322			150,282

Total liabilities and Stockholders’ equity	$1,635,752			$1,236,994

Net interest spread (tax equivalent basis) (7)			2.84%			2.99%

Net interest income (tax equivalent basis)		$11,667			$9,965

Net interest margin (tax equivalent basis) (8)			3.16%			3.61%

Note 1:	Loan balances are net of deferred origination fees and costs.

Note 2:	Interest income on average loans includes loan fee recognition of $80,000 and $95,000 for the three month periods ended March 31, 2009 and 2008.

Note 3:	Includes securities available-for-sale, federal funds sold and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.

Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.

Note 5:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.

Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of ($7,000) and $2,000 for the three month periods ended March 31, 2009 and 2008. Amounts are shown net.

Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

Note 8:	Represents net interest income divided by total interest earning assets.

Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $1,099,000, or 182%, to $1,703,000 during the three month period ending March 31, 2009 compared to $604,000 for the comparable period in 2008. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2009 was $4,950,000 compared to $1,801,000 for the comparable period in 2008. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Mar 31, 2009	Mar 31, 2008	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,133	$1,086	$47	4.3%
Commissions on bond sales	2,557	—	2,557	n/a
Commissions from mortgage broker activities	8	21	(13)	(61.9%)
Commissions from sale of mutual funds and annuities	193	109	84	77.1%
Debit card and ATM fees	280	261	19	7.3%
Loan related fees	88	107	(19)	(17.8%)
BOLI income	94	95	(1)	(1.1%)
Gain on sale of securities	418	44	374	850.0%
Other service charges and fees	179	78	101	129.5%

Total non-interest income	$4,950	$1,801	$3,149	175.8%

The increase in non-interest income between the two quarters presented above were primarily do to commissions on bond sales and gain on sale of securities.

Through our lead bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the end of the third quarter of last year. We have hired substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division, who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. The division operates out of a leased facility in Birmingham, Alabama. The division’s largest revenue generating activity is commissions earned on fixed income security sales. This activity commenced during the fourth quarter of 2008. During the current quarter ending March 31, 2009, the division earned gross commission revenue of $2,557,000, and as previously stated, this activity did not exist for the similar quarter in the prior year.

We sold approximately $35,218,000 of securities from our available for sale portfolio during the current quarter, realizing a net gain on sale of $418,000. These securities were sold as part of our on-going asset/liability portfolio management strategies.

Non-interest expense

Non-interest expense for the three months ended March 31, 2009 increased $4,294,000, or 45.6%, to $13,701,000, compared to $9,407,000 for the same period in 2008. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Mar 31, 2009	Mar 31, 2008	$ increase (decrease)	% increase (decrease)
Employee salaries and wage compensation	$5,879	$3,990	$1,889	47.3%
Employee incentive/bonus compensation	408	389	19	4.9%
Employee stock option expense	104	91	13	14.3%
Health insurance and other employee benefits	393	509	(116)	(22.8%)
Payroll taxes	440	329	111	33.7%
Other employee related expenses	285	232	53	22.8%
Incremental direct cost of loan origination	(163)	(210)	47	22.4%

Total salaries, wages and employee benefits	$7,346	$5,330	$2,016	37.8%

Occupancy expense	1,209	1,058	151	14.3%
Depreciation of premises and equipment	751	589	162	27.5%
Supplies, stationary and printing	187	190	(3)	(1.6%)
Marketing expenses	442	273	169	61.9%
Data processing expense	547	298	249	83.6%
Legal, auditing and other professional fees	449	263	186	70.7%
Core deposit intangible (CDI) amortization	198	199	(1)	(0.5%)
Postage and delivery	100	90	10	11.1%
ATM and debit card related expenses	222	169	53	31.4%
Bank regulatory related expenses	493	184	309	167.9%
Loss on sale of repossessed real estate	80	—	80	n/a
Valuation write down on repossessed real estate	394	—	394	n/a
Loss on other repossessed assets	214	2	212	n/a
Foreclosure related expenses	173	70	103	147.1%
Internet and telephone banking	111	85	26	30.6%
Operational write-offs and losses	33	43	(10)	(23.3%)
Correspondent accounts and Federal Reserve charges	77	66	11	16.7%
Conferences, seminars, education, training	92	71	21	29.6%
Director fees	88	79	9	11.4%
Other expenses	495	348	147	42.2%

Total non-interest expense	$13,701	$9,407	$4,294	45.6%

From a global perspective, the primary reasons for the overall increase in non interest expense for the periods presented above are (1) our correspondent banking and bond sales division initiated at the end of the third quarter of last year; (2) our acquisition of four bank branch offices in Ocala from the FDIC at the end of January of this year; and (3) OREO and foreclosure related expenses.

Employee salaries and wage compensation increased by $1,889,000, or 47.3%, between the two periods presented above. This increase is primarily due to our new correspondent banking and bond sales division located in Birmingham, Alabama. The approximately 17 employees who work at this division were not employees of the Company during the first quarter of last year. In addition, approximately six of these employees are bond salesmen who are compensated solely on a commission basis. Several of these salesmen are expected to be the highest paid employees of the Company, and as such the average cost per FTE for this division is not comparable to the rest of our Company. The other event that occurred which is also contributing to increased compensation expense is the four Ocala bank branch offices acquired from the FDIC. During the first quarter we hired approximately twenty of the employees who were working for the Ocala bank.

Employee health insurance, as listed in the table above, decreased $116,000, or 22.8%, between the two periods presented. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. We started to experience expense savings by the first quarter of 2008 and increased savings during the second and third quarter of 2008. It appears that we have now started to level out on a sequential quarter basis, as the current quarterly expense ($393,000) was comparable to the sequential quarter (fourth quarter of 2008), which was $383,000.

Occupancy and depreciation expense increased due to the new correspondent banking and bond sales division as well as the additional branches we acquired in Ocala, as discussed above.

Marketing expense increased between the two periods because all of our banks have now initiated new marketing programs focused on checking account growth.

Data processing expense has increased 83.6% between the two periods presented above, primarily due to the correspondent banking and bond sales division as well as the additional branches we acquired in Ocala, as discussed above. There are more data processing activities, and therefore more expense, involved in our bond division than would be in a bank branch office. In addition, the Ocala branches are operating on dual systems, and therefore double the cost, until conversion, which occurred during the last weekend of April.

Bank regulatory expenses, including deposit insurance premiums, have increased $309,000, or 167.9%, between the two periods presented due to increased deposit premium rates, as well as growth in deposits. There is an expectation that the FDIC will levy a special one time assessment on all insured deposit institutions during the second quarter of this year. The special assessment is expected to be 10bps, which for us would equate to an expense of about $1,300,000.

OREO, repossessed assets other than OREO and other foreclosure related expenses (group of four line items above) were $861,000 as a group during the current quarter compared to $72,000 during the similar quarter of last year, as presented above. The $789,000 increase in these types of expenses is reflective of the overall economy in general and the real estate market in particular.

Provision for income taxes

The income tax provision for the three months ended March 31, 2009 was $266,000 (an effective rate of 25.6%) compared to $493,000 (an effective rate of 30.7%) for the same period in 2008. The primary reason for the decrease in our effective tax rate was due to the increase in our tax exempt income and our overall decrease in pre-tax net income between the two periods.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2008 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2008. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2009. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

There has been no material changes in our risk factors from our disclosure in Item 7a of our December 31, 2008 annual report on Form 10-K

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

CENTERSTATE BANKS OF FLORIDA, INC.

(Registrant)

Date: May 5, 2009	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: May 5, 2009	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer