Form 10-Q
period 2009-06-30
CenterState Banks, Inc.
filed 2009-07-27
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 000-32017

CENTERSTATE BANKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3606741
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

42745 U.S. Highway 27

Davenport, Florida 33837

(Address of Principal Executive Offices)

(863) 419-7750

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	12,481,719 shares
(class)	Outstanding at July 25, 2009

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of June 30, 2009	As of December 31, 2008
ASSETS

Cash and due from banks	$23,096	$19,702
Federal funds sold	82,356	57,850

Cash and cash equivalents	105,452	77,552

Investment securities available for sale, at fair value	549,870	252,080

Loans	926,271	892,001
Less allowance for loan losses	(16,409)	(13,335)

Net Loans	909,862	878,666

Accrued interest receivable	6,807	5,406
Federal Home Loan Bank and Federal Reserve Bank stock	7,127	5,327
Bank premises and equipment, net	63,135	61,343
Deferred income taxes, net	2,070	1,682
Goodwill	32,840	28,118
Core deposit intangible	4,015	3,948
Bank owned life insurance	15,358	10,115
Other real estate owned	7,012	4,494
Prepaid expense and other assets	19,317	4,412

TOTAL ASSETS	$1,722,865	$1,333,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$200,875	$141,229
Demand - interest bearing	170,574	143,510
Savings and money market accounts	265,344	222,367
Time deposits	588,012	486,694

Total deposits	1,224,805	993,800

Securities sold under agreement to repurchase	26,300	26,457
Federal funds purchased	221,659	88,976
Federal Home Loan Bank advances and other borrowed funds	43,500	25,750
Corporate debenture	12,500	12,500
Accrued interest payable	1,641	1,410
Accounts payables and accrued expenses	12,751	5,085

Total liabilities	1,543,156	1,153,978

Stockholders’ equity:
Preferred Stock, $.01 par value; $1,000 liquidation preference; 5,000,000 shares authorized, 27,875 shares issued and outstanding at June 30, 2009 and December 31, 2008	26,879	26,787
Common stock, $.01 par value: 40,000,000 shares authorized; 12,481,719 and 12,474,315 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	125	125
Additional paid-in capital	112,600	112,329
Retained earnings	36,740	38,269
Accumulated other comprehensive income	3,365	1,655

Total stockholders’ equity	179,709	179,165

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,722,865	$1,333,143

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest income:
Loans	$13,089	$14,156	$26,107	$29,144
Investment securities available for sale:
Taxable	5,343	1,981	9,872	3,925
Tax-exempt	374	385	748	764
Federal funds sold and other	100	344	226	999

	18,906	16,866	36,953	34,832

Interest expense:
Deposits	5,569	6,202	11,602	13,490
Securities sold under agreement to repurchase	30	126	51	326
Corporate debenture	124	184	259	431
Other borrowed funds	331	324	697	741

	6,054	6,836	12,609	14,988

Net interest income	12,852	10,030	24,344	19,844
Provision for loan losses	4,125	1,515	5,828	2,119

Net interest income after loan loss provision	8,727	8,515	18,516	17,725

Other income:
Service charges on deposit accounts	1,300	1,018	2,433	2,104
Commissions on bond sales	2,610	—	5,167	—
Commissions from mortgage broker activities	52	29	60	50
Commissions from sale of mutual funds and annuities	103	173	296	282
Debit card and ATM fees	352	274	632	535
Loan related fees	125	91	213	198
BOLI income	148	97	242	192
Gain on sale of securities	303	(6)	721	38
Gain on sale of bank branch office real estate	—	1,483	—	1,483
Other service charges and fees	124	68	303	146

Total Other income	5,117	3,227	10,067	5,028

Other expenses:
Salaries, wages and employee benefits	7,421	5,244	14,767	10,574
Occupancy expense	1,368	1,025	2,577	2,083
Depreciation of premises and equipment	681	606	1,432	1,195
Supplies, stationary and printing	233	183	420	373
Marketing expenses	444	261	886	534
Data processing expense	607	317	1,154	615
Legal, auditing and other professional fees	488	305	937	568
Core deposit intangible (CDI) amortization	201	196	399	395
Postage and delivery	110	88	210	178
ATM and debit card related expenses	284	183	506	352
Bank regulatory expenses	1,349	217	1,842	401
Loss on sale of repossessed real estate (“OREO”)	209	—	289	—
Valuation write down of repossessed real estate (“OREO”)	511	25	905	25
Loss on repossessed assets other than real estate	54	37	268	39
Foreclosure related expenses	284	76	457	146
Other expenses	901	797	1,797	1,489

Total other expenses	15,145	9,560	28,846	18,967

(Loss) income before provision for income taxes	(1,301)	2,182	(263)	3,786
(Benefit)/provision for income taxes	(569)	714	(303)	1,207

Net (loss) income	$(732)	$1,468	$40	$2,579

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net (loss) income	$(732)	$1,468	$40	$2,579

Net (loss) income available for common shareholders	$(1,129)	$1,468	$(754)	$2,579

(Loss) earnings per share:
Basic	$(0.09)	$0.12	$(0.06)	$0.21
Diluted	$(0.09)	$0.12	$(0.06)	$0.21
Common shares used in the calculation of earnings per share:
Basic	12,481,504	12,447,484	12,478,485	12,445,000
Diluted	12,551,741	12,572,067	12,566,882	12,569,988

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net Income	$40	$2,579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,828	2,119
Depreciation of premises and equipment	1,432	1,195
Amortization of purchase accounting adjustments	(689)	281
Net amortization/accretion of investment securities	2,450	(10)
Net deferred loan origination fees	32	(201)
OREO valuation write down	905	165
Gain on sale of securities available for sale	(721)	(38)
Loss on sale of repossessed real estate owned	289	—
Gain on disposal of and or sale of fixed assets	(82)	(1,483)
Deferred income taxes	(1,462)	(212)
Stock based compensation expense	214	197
Bank owned life insurance income	(242)	(192)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(8,193)	640
Net change in accrued interest payable, accrued expense, and other liabilities	7,428	(597)

Net cash provided by operating activities	7,229	4,443

Cash flows from investing activities:
Purchases of investment securities available for sale	(18,461)	(7,092)
Purchases of mortgage backed securities available for sale	(450,582)	(37,229)
Purchases of FHLB and FRB stock	(1,943)	(1,668)
Proceeds from maturities of investment securities available for sale	3,203	4,430
Proceeds from called investment securities available for sale	5,100	10,893
Proceeds from pay-downs of mortgage backed securities available for sale	75,868	18,201
Proceeds from the sale of investment securities available for sale	35,521	2,877
Proceeds from sales of mortgage backed securities available for sale	64,165	11,496
Proceeds from sales of FHLB and FRB stock	143	501
Increase in loans, net of repayments	(42,670)	(10,581)
Purchases of premises and equipment, net	(3,234)	(4,551)
Proceeds from sale of bank branch office real estate and other fixed assets	92	2,204
Proceeds from sale of other real estate owned (repossessed real estate)	1,960	46
Purchase of bank owned life insurance	(5,000)	—
Net cash from acquisition of Ocala branches	155,640	—

Net cash used in investing activities	(180,198)	(10,473)

Cash flows from financing activities:
Net increase (decrease) in deposits	51,839	(8,310)
Net (decrease) increase in securities sold under agreement to repurchase	(157)	485
Net increase in federal funds purchased	132,683	—
Net increase in FHLB advances and other borrowings	17,750	12,717
Stock options exercised, including tax benefit	57	141
Dividends paid	(1,298)	(996)
Adjustment to net proceeds from preferred stock and warrant issue	(5)	—

Net cash provided by (used in) financing activities	200,869	4,037

Net increase (decrease) in cash and cash equivalents	27,900	(1,993)
Cash and cash equivalents, beginning of period	77,552	72,448

Cash and cash equivalents, end of period	$105,452	$70,455

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Six months ended June 30,
	2009	2008
Transfer of loans to other real estate owned	$5,672	$1,898

Cash paid during the period for:
Interest	$13,408	$15,362

Income taxes	$470	$1,480

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, CenterState Shared Services (“CSS”). Our four subsidiary banks operate through 38 locations in ten counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. In addition, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CenterState Bank of Florida, N.A. (“CSB”), located in Winter Haven, Florida, although our bond salesmen and traders are physically housed in a leased facility located in Birmingham, Alabama. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased); (b) correspondent bank checking accounts; and (c) loans to correspondent banks. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama and Georgia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the six month period ended June 30, 2009 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share include the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,004,000 stock options that were anti dilutive at June 30, 2009. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net (loss) income	$(732)	$1,468	$40	$2,579
Preferred stock dividend accrued	(348)	—	(697)	—
Preferred stock discount accretion	(49)	—	(97)	—

Net (loss) income available for common shareholders	$(1,129)	$1,468	$(754)	$2,579

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share
-Weighted average shares	12,481,504	12,447,484	12,478,485	12,445,000
Effect of dilutive securities:
-Employee stock options	68,590	124,583	86,114	124,988
-Employee stock grants	1,647	—	2,283	—
Denominator for diluted earnings per share

-Adjusted weighted average shares	12,551,741	12,572,067	12,566,882	12,569,988

Basic (loss) earnings per share	$(0.09)	$0.12	$(0.06)	$0.21
Diluted (loss) earnings per share	$(0.09)	$0.12	$(0.06)	$0.21

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

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net (loss) income	$(732)	$1,468	$40	$2,579

Other comprehensive (loss) gain, net of tax:
Unrealized holding (loss) gain arising during the period	(165)	(2,423)	1,260	(1,532)
Reclassified adjustments for gain (loss) included in net income, net of income taxes of $114, ($2), $271 and $15, respectively, for the periods presented	189	(4)	450	23

Other comprehensive gain (loss), net of tax	24	(2,427)	1,710	(1,509)

Comprehensive (loss) income	$(708)	$(959)	$1,750	$1,070

NOTE 4: Acquisition of deposits from the FDIC

On January 30, 2009 the Company, through its lead bank headquartered in Winter Haven, Florida, purchased the deposits of Ocala National Bank (“ONB”), from the Federal Deposit Insurance Corporation (“FDIC”) for approximately $3,000,000, a premium of approximately 1.7%. Total deposits purchased approximated $178,000,000. At the date of acquisition, ONB operated from four branch locations all within Ocala. Two locations were leased and two were owned. The Company had the option to purchase the two owned locations at fair market value, to be determined by appraisal, and to assume the lease on the other two locations. Currently, the Company has purchased one of the leased locations, has agreed to purchase the two owned locations, and has entered into a short-term lease on the remaining leased location, while renovation is occurring at a new location which the Company is in the process of purchasing after which it will move the remaining leased facility to this new nearby location. The Company is in the process of valuing the intangible assets related to the transaction. It has tentatively recognized goodwill of approximately $4,722,000, and a core deposit intangible of approximately $466,000. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars).

Assets
Cash	$155,640
Securities available for sale	11,549
Goodwill	4,722
Core deposit intangible	466
Other assets	8,113

Total assets	$180,490

Liabilities
Deposits	$180,182
Other liabilities	308

Total liabilities	$180,490

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2008
Assets:
Available for sale securities	$252,080	$—	$252,080	$—
at June 30, 2009
Assets:
Available for sale securities	$549,870	$—	$549,870	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2008
Assets:
Impaired loans	$4,817	$—	$4,817	$—
Other real estate owned	$4,494	$—	$—	$4,494
at June 30, 2009
Assets
Impaired loans	$10,532	$—	$—	$10,532
Other real estate owned	$7,012	$—	$—	$7,012

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $13,599,000, with a valuation allowance of $3,067,000. The net increase in the specific allowance for loan losses was $1,765,000 and $1,268,000 during the three month and six month periods ending June 30, 2009, respectively.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Beginning with the reporting period ending June 30, 2009, the Company reclassified its impaired loans from a Level 2 to a Level 3 because of the volatility in the real estate market, the age of appraisals, and the periodic need, in managements’ judgment, to make adjustments to the appraisals to an amount which management expects to be ultimately collected.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned was $511,000 and $905,000 during the three month and six month periods ending June 30, 2009, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non-interest expense.

Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Fair values for securities and impaired loans are determined as described above within this note. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering the need for adjustments for market liquidity. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock or Federal Reserve Bank stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands of dollars):

	June 30, 2009		Dec 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$105,452	$105,452	$77,552	$77,552
Investment securities available for sale	549,870	549,870	252,080	252,080
FHLB and FRB stock	7,127	n/a	5,327	n/a
Loans, less allowance for loan losses of $16,409 and $13,335, at June 30, 2009 and December 31, 2008, respectively	909,862	920,627	878,666	906,355
Accrued interest receivable	6,807	6,807	5,406	5,406

Financial liabilities:
Deposits- without stated maturities	$636,793	$636,793	$507,106	$507,106
Deposits- with stated maturities	588,012	594,531	486,694	491,830
Securities sold under agreement to repurchase	26,300	26,300	26,457	26,457
Federal funds purchased	221,659	221,659	88,976	88,976
Federal Home Loan Bank advances and other borrowed funds	43,500	47,950	25,750	26,047
Corporate debentures	12,500	6,925	12,500	7,608
Accrued interest payable	1,641	1,641	1,410	1,410

NOTE 6: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the six and three month periods ending June 30, 2009 (in thousands of dollars).

Six month period ending June 30, 2009

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$33,435	$3,518	$—		$36,953
Interest expense	(11,984)	(365)	(260)		(12,609)

Net interest income	21,451	3,153	(260)		24,344
Provision for loan losses	(5,828)	—	—		(5,828)
Non interest income	4,800	5,267	—		10,067
Non interest expense	(23,369)	(4,142)	(1,335)		(28,846)

Net income before taxes	(2,946)	4,278	(1,595)		(263)
Income tax provision	1,022	(1,309)	590		303

Net income	$(1,924)	$2,969	$(1,005)		$40

Total assets	$1,488,515	$252,660	$194,440	$(212,750)	$1,722,865

Three month period ending June 30, 2009

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$16,758	$2,148	$—		$18,906
Interest expense	(5,756)	(173)	(125)		(6,054)

Net interest income	11,002	1,975	(125)		12,852
Provision for loan losses	(4,125)	—	—		(4,125)
Non interest income	2,447	2,670	—		5,117
Non interest expense	(12,457)	(2,038)	(650)		(15,145)

Net income before taxes	(3,133)	2,607	(775)		(1,301)
Income tax provision	1,164	(881)	286		569

Net income	$(1,969)	$1,726	$(489)		$(732)

Total assets	$1,488,515	$252,660	$194,440	$(212,750)	$1,722,865

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, we operate through our four separately chartered subsidiary banks with 38 locations in ten counties throughout Central Florida providing traditional deposit and lending products and services to our commercial and retail customers.

Corresponding banking and bond sales division: Operating as a division of our largest subsidiary bank, its two primary revenue generating activities are selling bonds and acquiring federal funds purchase to/from financial institutions primarily located in Florida, Georgia and Alabama. We initiated this business during the fourth quarter of 2008 by hiring substantially all the employees of the Royal Bank of Canada (“RBC”) bond sales division who were previously employees of Alabama National Bank (“ALAB”) prior to RCB’s acquisition of ALAB.

Corporate overhead and administration: Corporate overhead and administration is comprised primarily of compensation and benefits for certain members of management, interest on parent company debt, office occupancy and depreciation of parent company facilities, merger related costs and other expenses.

NOTE 7: Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale at June 30, 2009 and December 31, 2008, are as follows (in thousands of dollars):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$1,000	$7	$—	$1,007
Obligations of U.S. government agencies	22,531	319	—	22,850
Mortgage backed securities	483,742	6,972	829	489,885
Municipal securities	37,119	146	1,137	36,128

	$544,392	$7,444	$1,966	$549,870

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$1,000	$28	$—	$1,028
Obligations of U.S. government agencies	23,031	566	—	23,597
Mortgage backed securities	188,218	3,798	33	191,983
Municipal securities	37,136	135	1,799	35,472

	$249,385	$4,527	$1,832	$252,080

Gains and losses on sales of available for sale securities are recorded on the trade date and determined using the specific indentification method. Sales of available for sale securities were as follows (in thousands of dollars):

For the six months ended:	June 30, 2009	June 30, 2008
Proceeds	$99,686	$14,373
Gross gains	$772	$44
Gross losses	$51	$6

The tax provision related to these net realized gains was $271 and $15, respectively.

The fair value of available for sale securities at June 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately (in thousands of dollars).

Fair Value
Investment securities available for sale
Due in one year or less	$5,902
Due after one year through five years	8,199
Due after five years through ten years	18,283
Due after ten years through thirty years	27,601
Mortgage backed securities	489,885

$549,870

Securities pledged at June 30, 2009 and December 31, 2008 had a carrying amount (estimated fair value) of $231,939 and $113,832, respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

NOTE 8: Effect of new pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. At the time of adoption, this Statement did not have a material impact, but did have an impact on the Ocala National Bank acquisition and will have an impact on future acquisitions.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of FAS No. 160 did not have a material impact on results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133” (“FAS No. 161”). FAS No. 161 amends and expands the disclosure requirements of FAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2009 AND DECEMBER 31, 2008

Overview

Total assets were $1,722,865,000 as of June 30, 2009, compared to $1,333,143,000 at December 31, 2008, an increase of $389,722,000 or 29%. The increase was due primarily from the acquisition of the Ocala branches from the FDIC, growth in correspondent bank deposits (i.e., federal funds purchased), and internally generated deposit growth.

Federal funds sold

Federal funds sold were $82,356,000 at June 30, 2009 (approximately 4.8% of total assets) as compared to $57,850,000 at December 31, 2008 (approximately 4.3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold, for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e., federal funds purchased) outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $549,870,000 at June 30, 2009 (approximately 32% of total assets) compared to $252,080,000 at December 31, 2008 (approximately 19% of total assets), an increase of $297,790,000 or 118%. We use our available-for-sale securities portfolio, as well as federal funds sold, for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold.” The significant increase in our securities available-for-sale during the current period was due to the acquisition of the Ocala branches and the related deposits from the FDIC, the increase in correspondent bank deposits (i.e., federal funds purchased) and internally generated deposit growth. Over time, our loan growth will eventually catch up to the rapid deposit growth we experienced during this period, and future cash flows generated from our securities portfolio will be reallocated to our loan portfolio. Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs, as discussed above.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended June 30, 2009, were $920,434,000, or 55% of average earning assets, as compared to $838,915,000, or 77% of average earning assets, for the quarter ending June 30, 2008. Total loans, net of unearned fees and cost, at June 30, 2009 and December 31, 2008 were $926,271,000 and $892,001,000, respectively, an increase of $34,270,000, or 3.8%. This represents a loan to total asset ratio of 54% and 67% and a loan to deposit ratio of 76% and 90% at June 30, 2009 and December 31, 2008, respectively.

Our residential real estate loans totaled $260,060,000 or 28% of our total loans as of June 30, 2009. As with all of our loans, these are originated in our geographical market area in central Florida. We do not engage in sub-prime lending or out of market lending. As of this same date, our commercial real estate loans totaled $407,511,000, or 44% of our total loans. Construction, development, and land loans totaled $112,975,000, or 12% of our loans. As a group, all of our real estate collateralized loans represent approximately 84% of our total loans at June 30, 2009. The remaining 16% is comprised of non real estate commercial loans (10%) and non real estate consumer loans (6%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	June 30, 2009	December 31, 2008
Real estate loans
Residential	$260,060	$223,290
Commercial	407,511	434,488
Construction, development, land	112,975	92,475

Total real estate	780,546	750,253

Commercial	89,889	80,523
Consumer and other	56,584	61,939

Gross loans	927,019	892,715

Unearned fees/costs	(748)	(714)

Total loans net of unearned fees	926,271	892,001

Allowance for loan losses	(16,409)	(13,335)

Total loans net of unearned fees and allowance for loan losses	$909,862	$878,666

Credit quality and allowance for loan losses

We maintain an allowance for loan losses that we believe is adequate to absorb probable incurred losses inherent in our loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely.

The allowance consists of two components. The first component is an allocation for impaired loans, as defined by Statement of Financial Accounting Standard No. 114. Impaired loans are those loans that management has estimated will not be repaid as agreed upon. Each of these loans is required to have a written analysis supporting the amount of specific allowance allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e., not expected to be repaid as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific allowance is warranted.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at June 30, 2009 and December 31, 2008.

(amounts are in thousands of dollars)	Jun 30, 2009	Dec 31, 2008	Increase (decrease)
Impaired loans	$40,467	$24,191	$16,276
Component 1 (specific allowance)	3,067	1,799	1,268
Specific allowance as percentage of impaired loans	7.58%	7.44%	14 bps

Total loans other than impaired loans	885,804	867,810	17,994
Component 2 (general allowance)	13,342	11,536	1,806
General allowance as percentage of non impaired loans	1.51%	1.33%	18 bps

Total loans	926,271	892,001	34,270
Total allowance for loan losses	16,409	13,335	3,074
Allowance for loan losses as percentage of total loans	1.77%	1.49%	28 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.77% at June 30, 2009 compared to 1.49% at December 31, 2008. Our ALLL increased by a net amount of $3,074,000 during this six month period. Component 2 (general allowance) increased by $1,806,000 during the period. This increase is primarily due to changes in this component’s historical and environmental risk factors as well as an increase in our loan portfolio. Component 1 (specific allowance) increased by $1,268,000. This Component is the result of specific allowance analyses prepared for each of our impaired loans.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period ended June 30,		Six month period ended June 30,
	2009	2008	2009	2008
Allowance at beginning of period	$13,472	$11,258	$13,335	$10,828
Charge-offs
Residential real estate loans	(484)	(626)	(797)	(852)
Commercial real estate loans	(63)	(218)	(480)	(218)
Construction, development and land loans	(250)	—	(872)	—
Non real estate commercial loans	(358)	(172)	(542)	(172)
Non real estate consumer and other loans	(53)	(169)	(114)	(241)

Total charge-offs	(1,208)	(1,185)	(2,805)	(1,483)

Recoveries
Residential real estate loans	2	3	6	81
Commercial real estate loans	—	—	5	—
Construction, development and land loans	—	—	—	—
Non real estate commercial loans	2	1	13	7
Non real estate consumer and other loans	16	7	27	47

Total recoveries	20	11	51	135

Net charge-offs	(1,188)	(1,174)	(2,754)	(1,348)
Provision for loan losses	4,125	1,515	5,828	2,119

Allowance at end of period	$16,409	$11,599	$16,409	$11,599

Non performing loans and non performing assets

Non performing loans are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. We place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans as a percentage of total loans were 3.94% at June 30, 2009, compared to 2.23% at December 31, 2008.

Non performing assets (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $44,312,000 at June 30, 2009, compared to $24,835,000 at December 31, 2008. Non performing assets as a percentage of total assets were 2.57% at June 30, 2009, compared to 1.86% at December 31, 2008.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	June 30, 2009	Mar 31, 2009	Dec 31, 2008
Non-accrual loans	$34,772	$20,819	$19,863
Past due loans 90 days or more and still accruing interest	1,752	1,304	50

Total non-performing loans (NPLs)	36,524	22,123	19,913

Other real estate owned (OREO)	7,012	11,903	4,494
Repossessed assets other than real estate	776	416	428

Total non-performing assets (NPAs)	$44,312	$34,442	$24,835

Total NPLs as a percentage of total loans	3.94%	2.45%	2.23%
Total NPAs as a percentage of total assets	2.57%	1.91%	1.86%
Allowance for loan losses	$16,409	$13,472	$13,335
Allowance for loan losses as a percentage of NPLs	45%	61%	67%

As shown in the table above, the largest component of non performing loans is non accrual loans. As of June 30, 2009 management had identified 120 non accrual loans with an aggregate book value of $34,772,000. This amount is further delineated by collateral category and number of loans in the table below (in thousands of dollars).

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate loans	$6,502	19%	43
Commercial real estate loans	13,937	40%	24
Construction, development and land loans	13,310	38%	36
Non real estate commercial loans	953	3%	9
Non real estate consumer and other loans	70	—%	8

Total non accrual loans at June 30, 2009	$34,772	100%	120

We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. As indicated above, non accrual construction, acquisition and development, and land loans totaled $13,310,000 at June 30, 2009. We have specific loan loss allowances of approximately $1,149,000 set aside specifically for these loans. Four of the 36 loans in this category are in excess of $1,000,000. The largest loan in this category is $2,250,000 collateralized by residential building lots.

In terms of collateral type, in total we have one loan in this category for $1,034,000 collateralized by five completed and unsold townhouses, one multi-family construction/development loan for $1,690,000, and the remaining 34 loans have an aggregate balance of approximately $10,586,000 collateralized primarily by residential building lots and undeveloped land.

OREO (repossessed real estate) at June 30, 2009 was $7,012,000, which is further delineated in the table below (in thousands of dollars).

Description of repossessed real estate	Estimated market value at June 30, 2009
18 single family homes	$1,999
8 mobile homes with land	367
5 office condominium units	539
3 commercial retail/warehouse buildings	1,554
3 commercial real estate buildings	820
9 residential building lots	810
10 acres of vacant land	195
Vacant land zoned multi-family	69
2 parcels commercial vacant lots	539
Vacant parcel of land	120

Total	$7,012

Bank premises and equipment

Bank premises and equipment was $63,135,000 at June 30, 2009 compared to $61,343,000 at December 31, 2008, an increase of $1,792,000 or 3%. This amount is the result of purchases and construction cost totaling $3,224,000 less $1,432,000 of depreciation expense. We purchased a branch building in Ocala, related to our January 2009 transaction with the FDIC for $709,000 and in an unrelated transaction we purchased a parcel of real estate for a future branch site in Polk County for $1,033,000. We also incurred construction in process costs related to two new buildings and leasehold improvements at several other locations aggregating approximately $921,000. One building is to replace an old branch that will be demolished and the other is to replace a branch location we are currently leasing. We also purchased equipment for approximately $561,000 during this period as well.

Deposits

Total deposits were $1,224,805,000 at June 30, 2009, compared to $993,800,000 at December 31, 2008, an increase of $231,005,000 or 23%. Most of this increase is due to our acquisition of the Ocala branches from the FDIC, whereby we acquired approximately $178,000,000 of deposits. The rest of the growth was internally generated and included several large deposits from several local municipalities.

The table below sets forth our deposits by type and as a percentage of total deposits at June 30, 2009 and December 31, 2008 (amounts shown in the table are in thousands of dollars).

	Jun 30, 2009	% of total	Dec 31, 2008	% of total
Demand - non-interest bearing	$200,875	16%	$141,229	14%
Demand - interest bearing	170,574	14%	143,510	14%
Savings and money market accounts	265,344	22%	222,367	23%
Time deposits	588,012	48%	486,694	49%

Total deposits	$1,224,805	100%	$993,800	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $26,300,000 at June 30, 2009 compared to $26,457,000 at December 31, 2008.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. We commenced accepting correspondent bank deposits during September 2008. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below. At June 30, 2009 we had $221,659,000 of correspondent bank deposits or federal funds purchased, compared to $88,976,000 at December 31, 2008. This growth along with the Ocala deposit acquisition and the deposit growth internally generated were the primary reasons for the asset growth we experienced during the six month period ending June 30, 2009.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e., federal funds purchased) listed above. At June 30, 2009 and December 31, 2008, advances from the Federal Home Loan Bank were as follows (amounts are in thousands of dollars).

	Jun 30, 2009	Dec 31, 2008
Daily overnight advances, at June 30, 2009 the interest rate is 0.43%	$16,500	$—
Daily overnight advances, at December 31, 2008 the interest rate is 0.46%	—	6,750
Matures February 2, 2009, interest rate is fixed at 2.72%	—	10,000
Matures June 29, 2009, interest rate is fixed at 1.18%	—	3,000
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	3,000
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	3,000
Matures January 11, 2010, interest rate is fixed at 1.04%	3,000	—
Matures January 12, 2010, interest rate is fixed at 1.04%	3,000	—
Matures July 12, 2010, interest rate is fixed at 1.50%	3,000	—
Matures January 10, 2011, interest rate is fixed at 1.84%	3,000	—
Matures January 21, 2011, interest rate is fixed at 1.97%	3,000	—
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	—
Matures January 21, 2012, interest rate is fixed at 2.30%	3,000	—

Total	$43,500	$25,750

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

Stockholders’ equity

Stockholders’ equity at June 30, 2009, was $179,709,000, or 10.4% of total assets, compared to $179,165,000, or 13.4% of total assets at December 31, 2008. The increase in stockholders’ equity was due to the following items:

$179,165,000	Total stockholders’ equity at December 31, 2008
40,000	Net income during the period
(1,472,000)	Dividends paid and/or accrued, common and preferred
1,710,000	Net increase in market value of securities available for sale, net of deferred taxes
57,000	Employee stock options exercised
214,000	Employee stock based compensation expense consistent with SFAS #123(R)
(5,000)	Other

$179,709,000	Total stockholders’ equity at June 30, 2009

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2009, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2009 and December 31, 2008 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2009
Total capital (to risk weighted assets)	$165,566	15.3%	$108,329	> 10%	$57,237
Tier 1 capital (to risk weighted assets)	151,989	14.0%	64,997	> 6%	86,992
Tier 1 capital (to average assets)	151,989	8.53%	89,095	> 5%	62,894

December 31, 2008
Total capital (to risk weighted assets)	$170,164	17.4%	$97,648	> 10%	$72,516
Tier 1 capital (to risk weighted assets)	157,944	16.2%	58,589	> 6%	99,355
Tier 1 capital (to average assets)	157,944	12.6%	62,751	> 5%	95,193

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Overview

We recognized a net loss of $732,000 or $0.09 per share basic and diluted for the three month period ended June 30, 2009, compared to net income of $1,468,000 or $0.12 per share basic and diluted for the same period in 2008.

Our average earning assets increased by $571,689,000 between these two periods, which was more than enough to offset the corresponding 61bps decrease in our net interest margin (“NIM”) resulting in a $2,822,000 increase in our net interest income. Most of this increase was offset by a $2,610,000 increase in our allowance for loan loss provision.

Our non interest income also increased significantly primarily due to commissions on bond sales and gain on sales of securities, partially offset by a one time gain on the sale of real estate which occurred in the second quarter of last year.

Non interest expense also increased significantly due to compensation and compensation related expenses resulting primarily from our newly formed bond sales division, operating expenses related to our January 31st Ocala acquisition, increases in foreclosure and foreclosure related expenses and the special FDIC deposit insurance premium.

Each of the above referenced income and expense categories, along with other items, are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $2,822,000 or 28% to $12,852,000 during the three month period ended June 30, 2009 compared to $10,030,000 for the same period in 2008. The $2,822,000 increase was the result of a $2,040,000 increase in interest income and a $782,000 decrease in interest expense.

Interest earning assets averaged $1,664,117,000 during the three month period ended June 30, 2009 as compared to $1,092,428,000 for the same period in 2008, an increase of $571,689,000, or 52%. The yield on average interest earning assets decreased 165bps to 4.56% (167bps to 4.60% tax equivalent basis) during the three month period ended June 30, 2009, compared to 6.21% (6.27% tax equivalent basis) for the same period in 2008. The combined effects of the $571,689,000 increase in average interest earning assets and the 165bps (167bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $2,040,000 ($2,051,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,435,584,000 during the three month period ended June 30, 2009 as compared to $905,504,000 for the same period in 2008, an increase of $530,080,000, or 59%. The cost of average interest bearing liabilities decreased 135bps to 1.69% during the three month period ended June 30, 2009, compared to 3.04% for the same period in 2008. The combined effects of the $530,080,000 increase in average interest bearing liabilities and the 135bps decrease in cost of average interest bearing liabilities resulted in the $782,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2009 and 2008 on a tax equivalent basis (in thousands of dollars).

	Three months ended June 30,
	2009			2008
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$920,434	$13,114	5.71%	$838,915	$14,185	6.80%
Securities- taxable (3)	704,060	5,443	3.10%	215,628	2,325	4.34%
Securities- tax exempt (9)	39,623	527	5.33%	37,885	523	5.55%

Total earning assets	1,664,117	19,084	4.60%	1,092,428	17,033	6.27%

Allowance for loan losses	(13,910)			(11,429)
All other assets	168,546			137,878

Total assets	$1,818,753			$1,218,877

Deposits (4)	1,082,911	5,569	2.06%	815,623	6,202	3.06%
Borrowings (5)	340,173	361	0.43%	77,381	450	2.34%
Corporate debenture (6)	12,500	124	3.98%	12,500	184	5.92%

Total interest bearing Liabilities	1,435,584	6,054	1.69%	905,504	6,836	3.04%

Demand deposits	180,774			154,769
Other liabilities	21,177			8,289
Stockholders’ equity	181,218			150,315

Total liabilities and Stockholders’ equity	$1,818,753			$1,218,877

Net interest spread (tax equivalent basis) (7)			2.91%			3.23%

Net interest income (tax equivalent basis)		$13,030			$10,197

Net interest margin (tax equivalent basis) (8)			3.14%			3.75%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $87,000 and $95,000 for the three month periods ended June 30, 2009 and 2008.
Note 3:	Includes securities available-for-sale, federal funds sold and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits pursuant to acquisitions of banks and our January 30, 2009 purchase of deposits from the FDIC of ($544,000) and $11,000 for the three month periods ended June 30, 2009 and 2008.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of ($7,000) and $2,000 for the three month periods ended June 30, 2009 and 2008.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $2,610,000, or 172%, to $4,125,000 during the three month period ending June 30, 2009 compared to $1,515,000 for the comparable period in 2008. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2009 was $5,117,000 compared to $3,227,000 for the comparable period in 2008. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	June 30, 2009	June 30, 2008	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,300	$1,018	$282	27.7%
Commissions on bond sales	2,610	—	2,610	n/a
Commissions from mortgage broker activities	52	29	23	79.3%
Commissions from sale of mutual funds and annuities	103	173	(70)	(40.5)%
Debit card and ATM fees	352	274	78	28.5%
Loan related fees	125	91	34	37.4%
BOLI income	148	97	51	52.6%
Gain (loss) on sale of securities	303	(6)	309	n/a
Other service charges and fees	124	68	56	82.4%

Subtotal	$5,117	$1,744	$3,373	193.4%
Gain on sale of bank branch real estate	—	1,483	(1,483)	—%

Total non-interest income	$5,117	$3,227	$1,890	58.6%

The increase in non-interest income between the two quarters presented above was primarily due to commissions on bond sales and gain on sale of securities.

Through our lead bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the end of the third quarter of last year. We have hired substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. The division operates out of a leased facility in Birmingham, Alabama. The division’s largest revenue generating activity is commissions earned on fixed income security sales. This activity commenced during the fourth quarter of 2008. During the quarter ending June 30, 2009, the division earned gross commission revenue of $2,610,000, and as previously stated, this activity did not exist for the similar quarter in the prior year.

We sold approximately $64,468,000 of securities from our available for sale portfolio during the current quarter, realizing a net gain on sale of $303,000. These securities were sold as part of our on-going asset/liability portfolio management strategies.

Non-interest expense

Non-interest expense for the three months ended June 30, 2009 increased $5,585,000, or 58.4%, to $15,145,000, compared to $9,560,000 for the same period in 2008. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	June 30, 2009	June 30, 2008	$ increase (decrease)	% increase (decrease)
Employee salaries and wage compensation	$6,085	$4,113	$1,972	47.9%
Employee incentive/bonus compensation	365	287	78	27.2%
Employee stock option and stock grant expense	112	107	5	4.7%
Health insurance and other employee benefits	346	475	(129)	(27.2)%
Payroll taxes	389	279	110	39.4%
Other employee related expenses	321	228	93	40.8%
Incremental direct cost of loan origination	(197)	(245)	48	19.6%

Total salaries, wages and employee benefits	$7,421	$5,244	$2,177	41.5%

Occupancy expense	1,368	1,025	343	33.5%
Depreciation of premises and equipment	681	606	75	12.4%
Supplies, stationary and printing	233	183	50	27.3%
Marketing expenses	444	261	183	70.1%
Data processing expense	607	317	290	91.5%
Legal, auditing and other professional fees	488	305	183	60.0%
Core deposit intangible (CDI) amortization	201	196	5	2.6%
Postage and delivery	110	88	22	25.0%
ATM and debit card related expenses	284	183	101	55.2%
Bank regulatory related expenses	1,349	217	1,132	521.7%
Loss on sale of repossessed real estate	209	—	209	n/a
Valuation write down on repossessed real estate	511	25	486	1944.0%
Loss on other repossessed assets	54	37	17	45.9%
Foreclosure related expenses	284	77	207	268.8%
Internet and telephone banking	136	88	48	54.5%
Operational write-offs and losses	44	105	(61)	(58.1)%
Correspondent accounts and Federal Reserve charges	92	70	22	31.4%
Conferences, seminars, education, training	81	63	18	28.6%
Director fees	84	68	16	23.5%
Other expenses	464	402	62	15.4%

Total non-interest expense	$15,145	$9,560	$5,585	58.4%

From a global perspective, the primary reasons for the overall increase in non interest expense for the periods presented above are (1) our correspondent banking and bond sales division initiated at the end of the third quarter of last year; (2) our acquisition of four bank branch offices in Ocala from the FDIC at the end of January of this year; (3) OREO and foreclosure related expenses; and (4) increase in FDIC deposit premiums in general and a special FDIC assessment specifically.

Employee salaries and wage compensation increased by $1,972,000, or 47.9%, between the two periods presented above. This increase is primarily due to our new correspondent banking and bond sales division located in Birmingham, Alabama. The approximately 17 employees who work at this division were not employees of the Company during the second quarter of last year. In addition, approximately six of these employees are bond salesmen who are compensated solely on a commission basis. Several of these salesmen are expected to be the highest paid employees of the Company, and as such the average cost per full-time employee (“FTE”) for this division is not comparable to the rest of our Company. The other event that occurred which is also contributing to increased compensation expense is the four Ocala bank branch offices acquired from the FDIC. During the first quarter of this year we hired approximately twenty of the employees who were working for the Ocala bank.

Employee health insurance, as listed in the table above, decreased $129,000, or 27.2%, between the two periods presented. Our Company is partially self insured with catastrophic reinsurance in place for high payout limits on any individual covered employee and in the aggregate on a year by year basis. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. We started to experience expense savings by the first quarter of 2008 and increased savings during the second and third quarter of 2008. It appears that we have now started to level out on a sequential quarter basis, as the current quarterly expense ($346,000) was comparable to the previous quarter ($393,000) which was comparable to its previous quarter (fourth quarter of 2008), which was $383,000.

Occupancy and depreciation expense increased due to the new correspondent banking and bond sales division as well as the additional branches we acquired in Ocala, as discussed above.

Marketing expense increased between the two periods because all of our banks have now initiated new marketing programs focused on checking account growth.

Data processing expense has increased 91.5% between the two periods presented above, primarily due to the correspondent banking and bond sales division as well as the additional branches we acquired in Ocala, as discussed above. There are more data processing activities, and therefore more expense, involved in our bond division than would be in a bank branch office. In addition, the Ocala branches were operating on dual systems, and therefore double the cost, until conversion, which occurred at the end of April.

Bank regulatory expenses, including deposit insurance premiums, have increased $1,132,000, or 521.7%, between the two periods presented due to increased deposit premium rates, as well as growth in deposits, and a special assessment levied by the FDIC of approximately $800,000.

OREO, repossessed assets other than OREO and other foreclosure related expenses were $1,058,000 as a group during the current quarter compared to $139,000 during the similar quarter of last year, as presented above. The $919,000 increase in these types of expenses is reflective of the overall economy in general and the real estate market in particular.

(Benefit)/provision for income taxes

We recognized an income tax benefit for the three months ended June 30, 2009 of $569,000 (an effective tax rate of 43.7%) compared to an income tax provision (expense) of $714,000 (an effective tax rate of 32.7%) for the comparable period in 2008. The reason our current quarter’s effective tax rate was higher than our statutory tax rate is because we had substantial tax exempt income in excess of non deductible expenses thereby increasing our taxable loss substantially above our book loss as recorded on our condensed consolidated statement of earnings.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Overview

Net income for the six months ended June 30, 2009 was $40,000 which resulted in a loss available to common shareholders of $754,000 after consideration of our preferred dividends. Our loss per common share for the six month period was ($0.06) per share basic and diluted, compared to earnings of $0.21 per share basic and diluted for the same period in 2008, on net income of $2,579,000.

Our average earning assets increased by $478,806,000 between these two periods, which offset the corresponding 54bps decrease in our net interest margin (“NIM”) resulting in a $4,500,000 increase in our net interest income. Most of this increase was offset by a $3,709,000 increase in our allowance for loan loss provision.

Our non interest income also increased significantly primarily due to commissions on bond sales and gain on sales of securities, partially offset by a one time gain on the sale of real estate which occurred in the second quarter of last year.

Non interest expense also increased significantly due to compensation and compensation related expenses resulting primarily from our newly formed bond sales division, operating expenses related to our January 31st Ocala acquisition, increases in foreclosure and foreclosure related expenses and the special FDIC deposit insurance premium.

Each of the above referenced income and expense categories, along with other items, are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $4,500,000 or 23% to $24,344,000 during the six month period ended June 30, 2009 compared to $19,844,000 for the same period in 2008. The decrease was the result of a $2,121,000 increase in interest income and a $2,379,000 decrease in interest expense.

Interest earning assets averaged $1,579,588,000 during the six month period ended June 30, 2009 as compared to $1,100,782,000 for the same period in 2008, an increase of $478,806,000, or 43%. The yield on average interest earning assets decreased 164bps to 4.72% (167bps to 4.76% tax equivalent basis) during the six month period ended June 30, 2009, compared to 6.36% (6.43% tax equivalent basis) for the same period in 2008. The combined net effects of the $478,806,000 increase in average interest earning assets and the 164bps (167bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $2,121,000 ($2,135,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,351,150,000 during the six month period ended June 30, 2009 as compared to $910,075,000 for the same period in 2008, an increase of $441,075,000, or 48%. The cost of average interest bearing liabilities decreased 143bps to 1.88% during the six month period ended June 30, 2009, compared to 3.31% for the same period in 2008. The combined net effects of the $441,075,000 increase in average interest bearing liabilities and the 143bps decrease in cost of average interest bearing liabilities resulted in the $2,379,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2009 and 2008 (in thousands of dollars).

	Six months ended June 30,
	2009			2008
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$907,555	$26,155	5.81%	$836,943	$29,209	7.02%
Securities- taxable (3)	633,331	10,098	3.22%	226,003	4,924	4.38%
Securities- tax exempt (9)	38,702	1,054	5.49%	37,836	1,039	5.52%

Total earning assets	1,579,588	37,307	4.76%	1,100,782	35,172	6.43%

Allowance for loan losses	(13,549)			(11,163)
All other assets	161,213			138,316

Total assets	$1,727,252			$1,227,935

Deposits (4)	1,056,121	11,602	2.22%	820,979	13,490	3.31%
Borrowings (5)	282,529	748	0.53%	76,596	1,067	2.80%
Corporate debenture (6)	12,500	259	4.18%	12,500	431	6.93%

Total interest bearing Liabilities	1,351,150	12,609	1.88%	910,075	14,988	3.31%

Demand deposits	178,837			159,142
Other liabilities	16,495			8,420
Stockholders’ equity	180,770			150,298

Total liabilities and Stockholders’ equity	$1,727,252			$1,227,935

Net interest spread (tax equivalent basis) (7)			2.88%			3.12%

Net interest income (tax equivalent basis)		$24,698			$20,184

Net interest margin (tax equivalent basis) (8)			3.15%			3.69%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $166,000 and $190,000 for the six month periods ended June 30, 2009 and 2008.
Note 3:	Includes securities available-for-sale, federal funds sold and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits pursuant to acquisitions of banks and our January 30, 2009 purchase of deposits from the FDIC of ($1,016,000) and $17,000 for the six month periods ended June 30, 2009 and 2008.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of ($14,000) and $4,000 for the six month periods ended June 30, 2009 and 2008.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $3,709,000, or 175%, to $5,828,000 during the six month period ending June 30, 2009 compared to $2,119,000 for the comparable period in 2008. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six months ended June 30, 2009 was $10,067,000 compared to $5,028,000 for the comparable period in 2008, resulting in an increase of $5,039,000, or 100.2%. This increase was the result of the following components listed in the table below. Amounts listed are in thousands of dollars.

Six month period ending: (in thousands of dollars)	June 30, 2009	June 30, 2008	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$2,433	$2,104	$329	15.6%
Commissions on bond sales	5,167	—	5,167	n/a
Commissions from mortgage broker activities	60	50	10	20.0%
Commissions from sale of mutual funds and annuities	296	282	14	5.0%
Debit card and ATM fees	632	535	97	18.1%
Loan related fees	213	198	15	7.6%
BOLI income	242	192	50	26.0%
Gain on sale of securities	721	38	683	1797.4%
Other service charges and fees	303	146	157	107.5%

Subtotal	$10,067	$3,545	$6,522	184.0%
Gain on sale of bank branch real estate	—	1,483	(1,483)	—%

Total non-interest income	$10,067	$5,028	$5,039	100.2%

The increase in non-interest income between the two quarters presented above was primarily due to commissions on bond sales and gain on sale of securities.

Through our lead bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the end of the third quarter of last year. We have hired substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. The division operates out of a leased facility in Birmingham, Alabama. The division’s largest revenue generating activity is commissions earned on fixed income security sales. This activity commenced during the fourth quarter of 2008. During the six month period ending June 30, 2009, the division earned gross commission revenue of $5,167,000, and as previously stated, this activity did not exist for the similar period in the prior year.

We sold approximately $99,686,000 of securities from our available for sale portfolio during the current period, realizing a net gain on sale of $721,000. These securities were sold as part of our on-going asset/liability portfolio management strategies.

Non-interest expense

Non-interest expense for the six months ended June 30, 2009 increased $9,879,000, or 52.1%, to $28,846,000, compared to $18,967,000 for the same period in 2008. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Six month period ending: (in thousands of dollars)	Jun 30, 2009	Jun 30, 2008	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$11,964	$8,103	$3,861	47.6%
Employee incentive/bonus compensation	773	676	97	14.3%
Employee stock option and stock grant expense	216	197	19	9.6%
Health insurance and other employee benefits	739	984	(245)	(24.9)%
Payroll taxes	829	608	221	36.3%
Other employee related expenses	606	461	145	31.5%
Incremental direct cost of loan origination	(360)	(455)	95	20.9%

Total salaries, wages and employee benefits	$14,767	$10,574	$4,193	39.7%

Occupancy expense	2,577	2,083	494	23.7%
Depreciation of premises and equipment	1,432	1,195	237	19.8%
Supplies, stationary and printing	420	373	47	12.6%
Marketing expenses	886	534	352	65.9%
Data processing expense	1,154	615	539	87.6%
Legal, auditing and other professional fees	937	568	369	65.0%
Core deposit intangible (CDI) amortization	399	395	4	1.0%
Postage and delivery	210	178	32	18.0%
ATM and debit card related expenses	506	352	154	43.8%
Bank regulatory related expenses	1,842	401	1,441	359.4%
Loss on sale of repossessed real estate	289	—	289	n/a
Valuation write down on repossessed real estate	905	25	880	3520.0%
Loss on other repossessed assets	268	39	229	587.2%
Foreclosure related expenses	457	146	311	213.0%
Internet and telephone banking	248	173	75	43.4%
Operational write-offs and losses	77	148	(71)	(48.0)%
Correspondent accounts and Federal Reserve charges	169	136	33	24.3%
Conferences, seminars, education and training	173	134	39	29.1%
Director fees	172	147	25	17.0%
Other expenses	958	751	207	27.6%

Total non-interest expense	$28,846	$18,967	$9,879	52.1%

From a global perspective, the primary reasons for the overall increase in non interest expense for the periods presented above are (1) our correspondent banking and bond sales division initiated at the end of the third quarter of last year; (2) our acquisition of four bank branch offices in Ocala from the FDIC at the end of January of this year; (3) OREO and foreclosure related expenses; and (4) increase in FDIC deposit premiums in general and a special FDIC assessment specifically.

Employee salaries and wage compensation increased by $3,861,000, or 47.6%, between the two periods presented above. This increase is primarily due to our new correspondent banking and bond sales division located in Birmingham, Alabama. The approximately 17 employees who work at this division were not employees of the Company during the second quarter of last year. In addition, approximately six of these employees are bond salesmen who are compensated solely on a commission basis. Several of these salesmen are expected to be the highest paid employees of the Company, and as such the average cost per FTE for this division is not comparable to the rest of our Company. The other event that occurred which is also contributing to increased compensation expense is the four Ocala bank branch offices acquired from the FDIC. During the first quarter of this year we hired approximately twenty of the employees who were working for the Ocala bank.

Employee health insurance, as listed in the table above, decreased $245,000, or 24.9%, between the two periods presented. Our Company is partially self insured with catastrophic reinsurance in place for high payout limits on any individual covered employee and in the aggregate on a year by year basis. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. We started to experience expense savings by the first quarter of 2008 and increased savings during the second and third quarter of 2008. It appears that we have now started to level out on a sequential quarter basis, as the current quarterly expense ($346,000) was comparable to the previous quarter ($393,000) which was comparable to its previous quarter (fourth quarter of 2008), which was $383,000.

Occupancy and depreciation expense increased due to the new correspondent banking and bond sales division as well as the additional branches we acquired in Ocala, as discussed above.

Marketing expense increased between the two periods because all of our banks have now initiated new marketing programs focused on checking account growth.

Data processing expense has increased 87.6% between the two periods presented above, primarily due to the correspondent banking and bond sales division as well as the additional branches we acquired in Ocala, as discussed above. There are more data processing activities, and therefore more expense, involved in our bond division than would be in a bank branch office. In addition, the Ocala branches were operating on dual systems, and therefore double the cost, until conversion, which occurred at the end of April.

Bank regulatory expenses, including deposit insurance premiums, have increased $1,441,000, or 359.4%, between the two periods presented due to increased deposit premium rates, as well as growth in deposits, and a special assessment levied by the FDIC of approximately $800,000.

OREO, repossessed assets other than OREO and other foreclosure related expenses were $1,919,000 as a group during the current period compared to $210,000 during the similar period of last year, as presented above. The $1,709,000 increase in these types of expenses is reflective of the overall economy in general and the real estate market in particular.

(Benefit)/provision for income taxes

We recognized an income tax benefit for the six months ended June 30, 2009 of $303,000 compared to an income tax provision (expense) of $1,207,000 for the comparable period in 2008. The reason for the current period’s tax benefit is we had substantial tax exempt income in excess of non deductible expenses thereby increasing our taxable loss substantially compared to our book income as recorded on our condensed consolidated statement of earnings.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Each of our subsidiary banks regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Each subsidiary bank’s asset/liability committee (ALCO) provides oversight to the liquidity management process and recommends guidelines, subject to the approval of its board of directors, and courses of action to address actual and projected liquidity needs.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters of credit to our customers in the ordinary course of business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2008. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2009. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the quarter covered by this report that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

Risks Related to Our Business

Recent developments in the financial services industry and the U.S. and global capital markets may adversely impact our operations and results.

Developments in the last two years in the capital markets have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing in the latter half of 2009 and beyond. Loan portfolio performance has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of collateral. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Developments in the financial services industry and the impact of any new legislation in response to those developments could negatively impact us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful. In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008), or the EESA, and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009), or the ARRA. With authority granted under these laws, the Treasury has proposed a financial stability plan that is intended to:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation;

•	temporarily increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.

In addition, President Obama recently announced a financial regulatory reform proposal, and the House and Senate are expected to consider competing proposals over the coming years. There can be no assurance that the financial stability plan proposed by the U.S. Treasury Department (“Treasury”), the other proposals under consideration or any other legislative or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences.

Deterioration in local economic and housing markets has led to loan losses and reduced earnings and could lead to additional loan losses and reduced earnings.

For the past two years, there has been a dramatic decrease in housing and real estate values in Florida, coupled with a significant increase in the rate of unemployment. These trends have contributed to an increase in the Banks’ non-performing loans and reduced asset quality. As of June 30, 2009, the Banks’ non-performing loans were approximately $36.5 million, or 3.94% of the loan portfolio. Nonperforming assets were approximately $44.3 million as of this same date, or 2.57% of total assets. In addition, we had approximately $19.3 million in accruing loans that were between 30 and 89 days delinquent at June 30, 2009. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on the Banks’ loan portfolios and real estate owned as the Banks continue to reassess the market value of their loan portfolios, the losses associated with the loans in default and the net realizable value of real estate owned.

Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

A portion of our loans are to customers who have been adversely affected by the home building industry.

Customers who are builders and developers face greater difficulty in selling their homes in markets where the decrease in housing and real estate values are more pronounced. Consequently, the Banks are facing increased delinquencies and non-performing assets as these customers are forced to default on their loans. The Banks do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to their loan portfolios may occur.

Our loan portfolio includes commercial and commercial real estate loans that have higher risks.

The Banks’ commercial and commercial real estate loans at June 30, 2009 and December 31, 2008 were $497.4 million and $515.0 million, respectively, or 54% and 58% of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:

•	total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•	total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.

The Guidance applies to the lending activities of all four of the Banks. Although our regulators have not required us to maintain elevated levels of capital or liquidity due to our commercial real estate loan concentrations, the regulators may do so in the future, especially if there is a further downturn in our local real estate markets.

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

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flows from the project are reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Banks may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. Over the past 18 months, the rate of growth of each of these four factors has decreased substantially and in some cases has turned negative. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. Our specific market areas have experienced decreased growth, which has affected the ability of our customers to repay their loans to us and has generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in our core central Florida markets were to remain depressed or decline further, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in central Florida, the decline in local economic conditions has adversely affected the values of our real estate collateral and will likely continue to do so for the foreseeable future. Consequently, a prolonged decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure loans with real estate collateral. At June 30, 2009, approximately 84% of the Banks’ loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if bank regulatory authorities require the Banks to increase the allowance for loan losses as a part of their examination process, the Banks’ earnings and capital could be significantly and adversely affected.

A lack of liquidity could affect our operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. There are other sources of liquidity available to us or the Banks should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

Both our bank holding company and the Banks must meet regulatory capital requirements and maintain sufficient liquidity. We also face significant capital and other regulatory requirements as a financial institution and a participant in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if any of the Banks ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. Although the Banks had no wholesale brokered deposits as of June 30, 2009, they had $32.3 million of in-market Cedars deposits, which are considered brokered deposits for regulatory purposes.

Our business strategy includes continued growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

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

We may face risks with respect to future expansion.

We may acquire other financial institutions or parts of those institutions in the future and we may engage in additional de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirors of us. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	inaccurate estimates and judgments regarding credit, operations, management and market risks of the target institution;

•

the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the strain of growth on our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	the introduction of new products and services into our business;

•	the possibility of unknown or contingent liabilities;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders and to investors purchasing common stock in this offering. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, as our earnings and capital position improve, we may consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Our recent results may not be indicative of our future results.

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

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest our Banks receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but such changes could also affect (i) the Banks’ ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets. Changes in monetary policy could also expose us to the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than

10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a less expensive and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support our growth.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the OCC, the FDIC, FINRA, the SEC, the Florida Office of Financial Regulation and, since November 2008, the Treasury. These regulations are primarily intended to protect depositors, not shareholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We are dependent upon the services of our management team.

Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. We currently do not have employment agreements in place with any member of senior management, and we cannot guarantee you that our senior executives will remain with us. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in retaining such personnel.

The TARP Capital Purchase Program and the ARRA impose certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.

The purchase agreement we entered into in connection with our participation in the TARP Capital Purchase Program required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP Capital Purchase Program, including any common stock issuable under the Warrant. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	required clawbacks of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibitions on making golden parachute payments to senior executives; and

•	an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

The ARRA imposed further limitations on compensation while the Treasury holds equity issued by us pursuant to the TARP Capital Purchase Program:

•	a prohibition on making any golden parachute payment to a senior executive officer or any of our next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of our reported earnings to enhance the compensation of any of our employees; and

•

a prohibition on the payment or accrual of any bonus, retention award, or incentive compensation to our five highest paid executives except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP Capital Purchase Program and ARRA. The rules apply to us as a recipient of funds under the Capital Purchase Program as of the date of publication in the Federal Register on June 15, 2009, but are subject to comment until August 14, 2009. The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.

These provisions and any future rules issued by the Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

We may not be able to redeem the Preferred Shares.

The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. While we may wish to use a portion of the net proceeds from this offering to redeem the Preferred Shares, we may not be permitted to do so. Any proposed redemption of the Preferred Shares would require prior Federal

Reserve and Treasury approval. Based on recently issued Federal Reserve guidelines, an institution must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s Temporary Liquidity Guarantee Program, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before repurchasing or redeeming any securities sold to the Treasury under the TARP Capital Purchase Program.

These conditions on the repurchase or redemption of securities sold to Treasury under the TARP Capital Purchase Program supplement, and do not supplant, the usual regulatory limitations that apply to the repurchase or redemption of capital instruments by bank holding companies. Bank supervisors will weigh an institution’s interest in repurchasing or redeeming outstanding securities issued under the TARP Capital Purchase Program against the extent that the capital contribution represented by such securities has increased the institution’s soundness, capital adequacy and ability to lend. Supervisors must also confirm that the institution has a comprehensive internal capital assessment process before the institution will be permitted to repurchase or redeem such securities. As a result of these various conditions on our ability to repurchase or redeem capital instruments, it is uncertain if we will be able to redeem the Preferred Shares even if we have sufficient financial resources to do so.

TARP lending goals may not be attainable.

Congress and bank regulators have encouraged recipients of TARP capital to use such capital to make loans, but it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP capital recipients, and regulatory demands for demonstrating and reporting such lending, are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend, to expand our mortgage loan originations, and to report our lending to the Treasury. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other than temporary impairment charge.

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value and fair market value of our FHLB common stock was $3.5 million as of December 31, 2008. On January 30, 2009, the FHLB announced that in light of the FHLB’s other-than-temporary impairment analysis it was still completing for the fourth quarter of 2008, the FHLB deferred the declaration of the fourth quarter dividend. The FHLB has also suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares. Consequently, there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the April 28, 2009 annual shareholders’ meeting, the Company’s shareholders voted on three matters: (1) election of directors; (2) amend the 2007 Equity Incentive Plan; and (3) shareholder advisory (non-binding) vote on compensation. The results of the vote were as follows.

(1)	election of directors

	For	Withheld
James H. Bingham	10,007,527	117,117
G. Robert Blanchard, Jr.	10,041,067	83,577
C. Dennis Carlton	10,041,067	83,577
Frank M. Foster, Jr.	9,985,682	138,962
Bryan W. Judge	9,889,874	234,770
Samuel L. Lupfer	10,024,653	99,991
Lawrence W. Maxwell	9,987,835	136,809
Rulon D. Munns	10,046,505	78,139
G. Tierso Nunez II	10,041,067	83,577
Thomas E. Oakley	9,870,379	254,265
Ernest S. Pinner	10,042,248	82,396
J. Thomas Rocker	9,869,771	254,873
Gail Gregg-Strimenos	9,892,494	232,150

(2)	amend the 2007 Equity Incentive Plan

7,680,356 For	480,970 Against	58,614 Abstain	1,904,704 Not Voted

(3)	shareholder advisory (non-binding) vote on compensation

9,614,753 For	361,556 Against	148,335 Abstain

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS, INC.

(Registrant)

Date: July 27, 2009	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: July 27, 2009	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer