Form 10-Q
period 2009-09-30
CenterState Banks, Inc.
filed 2009-11-04
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES   ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	25,773,229 shares
(class)	Outstanding at October 31, 2009

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

ASSETS	As of September 30, 2009	As of December 31, 2008

Cash and due from banks	$23,081	$19,702
Federal funds sold	168,190	57,850

Cash and cash equivalents	191,271	77,552

Trading securities	3,431	—
Investment securities available for sale, at fair value	508,290	252,080

Loans	947,303	892,001
Less allowance for loan losses	(17,553)	(13,335)

Net loans	929,750	878,666

Accrued interest receivable	6,781	5,406
Federal Home Loan Bank and Federal Reserve Bank stock	7,410	5,327
Bank premises and equipment, net	64,716	61,343
Deferred income taxes, net	444	1,682
Goodwill	32,840	28,118
Core deposit intangible	3,818	3,948
Bank owned life insurance	15,514	10,115
Other real estate owned	8,983	4,494
Prepaid expense and other assets	10,575	4,412

TOTAL ASSETS	$1,783,823	$1,333,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$218,509	$141,229
Demand - interest bearing	168,486	143,510
Savings and money market accounts	283,975	222,367
Time deposits	585,278	486,694

Total deposits	1,256,248	993,800

Securities sold under agreement to repurchase	23,328	26,457
Federal funds purchased	218,273	88,976
Federal Home Loan Bank advances and other borrowed funds	27,000	25,750
Corporate debenture	12,500	12,500
Accrued interest payable	1,581	1,410
Accounts payables and accrued expenses	9,384	5,085

Total liabilities	1,548,314	1,153,978

Stockholders’ equity:
Preferred Stock, $.01 par value; $1,000 liquidation preference; 5,000,000 shares authorized, 0 and 27,875 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	26,787
Common stock, $.01 par value: 40,000,000 shares authorized; 25,773,229 and 12,474,315 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	258	125
Additional paid-in capital	193,698	112,329
Retained earnings	32,908	38,269
Accumulated other comprehensive income	8,645	1,655

Total stockholders’ equity	235,509	179,165

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,783,823	$1,333,143

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended

	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

Interest income:
Loans	$13,751	$14,393	$39,858	$43,537
Investment securities available for sale:
Taxable	4,559	1,845	14,432	5,770
Tax-exempt	375	375	1,122	1,139
Federal funds sold and other	162	208	388	1,207

	18,847	16,821	55,800	51,653

Interest expense:
Deposits	4,624	5,704	16,226	19,194
Securities sold under agreement to repurchase	27	97	78	423
Corporate debenture	110	186	369	617
Other borrowed funds	261	458	958	1,199

	5,022	6,445	17,631	21,433

Net interest income	13,825	10,376	38,169	30,220
Provision for loan losses	8,682	1,764	14,510	3,883

Net interest income after loan loss provision	5,143	8,612	23,659	26,337

Other income:
Service charges on deposit accounts	1,405	1,131	3,838	3,235
Commissions on bond sales	5,630	—	10,797	—
Commissions from mortgage broker activities	30	7	90	57
Commissions from sale of mutual funds and annuities	130	145	426	427
Debit card and ATM fees	344	271	976	806
Loan related fees	103	96	316	294
BOLI income	156	100	398	292
Trading securities revenue	312	—	312	—
Gain on sale of securities available for sale	257	197	978	235
Gain on sale of bank branch office real estate	—	—	—	1,483
Other service charges and fees	169	60	472	206

	8,536	2,007	18,603	7,035

Other expenses:
Salaries, wages and employee benefits	10,093	5,008	24,860	15,582
Occupancy expense	1,408	1,067	3,985	3,150
Depreciation of premises and equipment	728	617	2,160	1,812
Supplies, stationary and printing	210	164	630	537
Marketing expenses	464	378	1,350	912
Data processing expense	621	265	1,775	880
Legal, auditing and other professional fees	602	335	1,539	903
Core deposit intangible (CDI) amortization	197	193	596	588
Postage and delivery	113	90	323	268
ATM and debit card related expenses	264	182	770	534
Bank regulatory expenses	612	250	2,454	651
Loss on sale of repossessed real estate (“OREO”)	175	22	464	22
Valuation write down of repossessed real estate (“OREO”)	482	190	1,387	215
Loss on repossessed assets other than real estate	176	38	444	77
Foreclosure related expenses	218	103	675	252
Other expenses	1,300	711	3,097	2,197

Total other expenses	17,663	9,613	46,509	28,580

(Loss) income before provision for income taxes	(3,984)	1,006	(4,247)	4,792
(Benefit)/provision for income taxes	(1,754)	245	(2,057)	1,452

Net (loss) income	$(2,230)	$761	$(2,190)	$3,340

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended		Nine months ended

	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

Net (loss) income	$(2,230)	$761	$(2,190)	$3,340

Net (loss) income available for common shareholders	$(3,569)	$761	$(4,323)	$3,340

(Loss) earnings per share:
Basic	$(0.17)	$0.06	$(0.28)	$0.27
Diluted	$(0.17)	$0.06	$(0.28)	$0.27
Common shares used in the calculation of earnings per share:
Basic	20,713,017	12,454,407	15,253,492	12,448,159
Diluted	20,713,017	12,590,330	15,253,492	12,576,657

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine months ended Sept 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(2,190)	$3,340
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,510	3,883
Depreciation of premises and equipment	2,160	1,812
Amortization of purchase accounting adjustments	(806)	430
Net amortization/accretion of investment securities	3,870	—
Net deferred loan origination fees	60	(211)
Trading securities revenue	(312)	—
Gain on sale of securities available for sale	(978)	(235)
OREO valuation write down	1,387	215
Loss on sale of repossessed real estate owned	464	22
Loss on repossessed assets other than real estate	444	77
Gain on disposal of and or sale of fixed assets	(82)	(1,483)
Deferred income taxes	(3,152)	(370)
Stock based compensation expense	312	300
Bank owned life insurance income	(398)	(292)
Purchases of trading securities	(26,964)	—
Proceeds from sale of trading securities	23,845	—
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	131	796
Net change in accrued interest payable, accrued expense, and other liabilities	4,181	(1,144)

Net cash provided by operating activities	16,482	7,140

Cash flows from investing activities:
Purchases of investment securities available for sale	(18,461)	(9,090)
Purchases of mortgage backed securities available for sale	(474,704)	(39,406)
Purchases of FHLB and FRB stock	(2,226)	(2,320)
Proceeds from maturities of investment securities available for sale	5,493	4,430
Proceeds from called investment securities available for sale	7,124	10,893
Proceeds from pay-downs of mortgage backed securities available for sale	114,954	25,496
Proceeds from the sale of investment securities available for sale	41,795	16,628
Proceeds from sales of mortgage backed securities available for sale	87,625	12,022
Proceeds from sales of FHLB and FRB stock	143	996
Increase in loans, net of repayments	(74,712)	(39,796)
Purchases of premises and equipment, net	(5,543)	(7,085)
Proceeds from sale of bank branch office real estate and other fixed assets	92	2,204
Proceeds from sale of other real estate owned (repossessed real estate)	2,794	274
Purchase of bank owned life insurance	(5,000)	—
Net cash from acquisition of Ocala branches	155,640	—

Net cash used in investing activities	(164,986)	(24,754)

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Nine months ended Sept 30,
	2009	2008

Cash flows from financing activities
Net increase (decrease) in deposits	83,573	(13,334)
Net decrease in securities sold under agreement to repurchase	(3,129)	(6,354)
Net increase in federal funds purchased	129,297	22,954
Net increase in FHLB advances and other borrowings	1,250	14,482
Stock options exercised, including tax benefit	187	141
Net proceeds from public stock offering	81,003	—
Redemption of perpetual preferred stock	(27,875)	—
Dividends paid	(2,078)	(1,494)
Adjustment to net proceeds from preferred stock and warrant issue	(5)	—

Net cash provided by (used in) financing activities	262,223	16,395

Net increase (decrease) in cash and cash equivalents	113,719	(1,219)
Cash and cash equivalents, beginning of period	77,552	72,448

Cash and cash equivalents, end of period	$191,271	$71,229

	Nine months ended Sept 30,
	2009	2008
Transfer of loans to other real estate owned	$9,134	$2,825

Cash paid during the period for:
Interest	$18,786	$21,702

Income taxes	$892	$2,071

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, CenterState Shared Services (“CSS”). Our four subsidiary banks operate through 38 locations in ten counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. In addition, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CenterState Bank of Florida, N.A. (“CSB”), located in Winter Haven, Florida, although the majority of our bond salesmen and traders are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased); (b) correspondent bank checking accounts; and (c) loans to correspondent banks. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama and Georgia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the nine month period ended September 30, 2009 are not necessarily indicative of the results expected for the full year.

CenterState Banks, Inc. evaluated subsequent events for reporting and disclosure in these financial statements through November 4, 2009, which is the date this September 30, 2009 Form 10-Q was issued.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share include the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,000,000 stock options that were anti dilutive at September 30, 2009. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

	Three months ended Sept 30,		Nine months ended Sept 30,
	2009	2008	2009	2008

Numerator for basic and diluted earnings per share:
Net (loss) income	$(2,230)	$761	$(2,190)	$3,340
Preferred stock dividend accrued	(349)	—	(1,045)	—
Preferred stock discount accretion	(990)	—	(1,088)	—

Net (loss) income available for common shareholders	$(3,569)	$761	$(4,323)	$3,340

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share
-Weighted average shares	20,713,017	12,454,407	15,253,492	12,448,159
Effect of dilutive securities:
-Employee stock options	—	135,923	—	128,498
-Employee stock grants	—	—	—	—
Denominator for diluted earnings per share

-Adjusted weighted average shares	20,713,017	12,590,330	15,253,492	12,576,657

Basic (loss) earnings per share	$(0.17)	$0.06	$(0.28)	$0.27
Diluted (loss) earnings per share	$(0.17)	$0.06	$(0.28)	$0.27

NOTE 3: Comprehensive income

As required by the generally accepted accounting principles, certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Other comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale, net of deferred income taxes. The table below sets forth other comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended		Nine months ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

Net (loss) income	$(2,230)	$761	$(2,190)	$3,340

Other comprehensive gain (loss), net of tax:
Unrealized holding (loss) gain arising during the period	5,440	(217)	7,600	(1,750)
Less: Reclassified adjustments for gain (loss) included in net income, net of income taxes of $97, $74, $368 and $88, respectively, for the periods presented	160	123	610	147

Other comprehensive gain (loss), net of tax	5,280	(94)	6,990	(1,603)

Comprehensive income	$3,050	$667	$4,800	$1,737

NOTE 4: Acquisition of deposits from the FDIC

On January 30, 2009 the Company, through its lead bank headquartered in Winter Haven, Florida, purchased the deposits of Ocala National Bank (“ONB”), from the Federal Deposit Insurance Corporation (“FDIC”) for approximately $3,000,000, a premium of approximately 1.7%. Total deposits purchased approximated $178,000,000. At the date of acquisition, ONB operated from four branch locations all within Ocala. Two locations were leased and two were owned. The Company had the option to purchase the two owned locations at fair market value, to be determined by appraisal, and to assume the lease on the other two locations. Currently, the Company has purchased one of the leased locations, has agreed to purchase the two owned locations, and has entered into a short-term lease on the remaining leased location, while renovation is occurring at a new location which the Company is in the process of purchasing after which it will move the remaining leased facility to this new nearby location. The following table summarizes the tentative fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars).

Assets
Cash	$155,640
Securities available for sale	11,549
Goodwill	4,722
Core deposit intangible	466
Other assets	8,113

Total assets	$180,490

Liabilities
Deposits	$180,182
Other liabilities	308

Total liabilities	$180,490

NOTE 5: Fair value

Generally accepted accounting principles establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to September 30, 2009 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of September 30, 2009, the fair value was determined by broker price indications of similar or same securities.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2008
Assets:
Available for sale securities
U.S. treasury securities	$1,028	$—	$1,028	$—
U.S. government agencies	23,597	—	23,597	—
Mortgage backed securities	191,983	—	191,983	—
Municipal securities	35,472	—	35,472	—

at September 30, 2009
Assets:
Trading securities	$3,431	$—	$3,431	$—
Available for sale securities
U.S. government agencies	14,732	—	14,732	—
Mortgage backed securities	456,503	—	456,503	—
Municipal securities	37,055	—	37,055	—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2008
Assets:
Impaired loans	$4,817	$—	$4,817	$—
Other real estate owned	$4,494	$—	$—	$4,494
at September 30, 2009
Assets
Impaired loans	$3,646	$—	$—	$3,646
Other real estate owned	$8,983	$—	$—	$8,983

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,383,000, with a valuation allowance of $1,737,000, resulting in additional provision for loan losses of $1,200,000 and $1,492,000 for the three month and nine month periods ending September 30, 2009. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Beginning with the reporting period ending June 30, 2009, the Company reclassified its impaired loans from a Level 2 to a Level 3 because of the volatility in the real estate market, the age of appraisals, and the periodic need, in managements’ judgment, to make adjustments to the appraisals to an amount which management expects to be ultimately collected.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The decline in fair value of other real estate owned was $482,000 and $1,387,000 during the three month and nine month periods ending September 30, 2009, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non-interest expense.

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

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands of dollars):

	Sept 30, 2009		Dec 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$191,271	$191,271	$77,552	$77,552
Investment securities available for sale	508,290	508,290	252,080	252,080
Trading securities	3,431	3,431	—	—
FHLB and FRB stock	7,410	n/a	5,327	n/a
Loans, less allowance for loan losses of $17,553 and $13,335, at September 30, 2009 and December 31, 2008, respectively	929,750	940,307	878,666	906,355
Accrued interest receivable	6,781	6,781	5,406	5,406

Financial liabilities:
Deposits- without stated maturities	$670,970	$670,970	$507,106	$507,106
Deposits- with stated maturities	585,278	591,952	486,694	491,830
Securities sold under agreement to repurchase	23,328	23,328	26,457	26,457
Federal funds purchased	218,273	218,273	88,976	88,976
Federal Home Loan Bank advances and other borrowed funds	27,000	31,459	25,750	26,047
Corporate debentures	12,500	6,799	12,500	7,608
Accrued interest payable	1,581	1,581	1,410	1,410

NOTE 6: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the nine and three month periods ending September 30, 2009 (in thousands of dollars).

Nine month period ending September 30, 2009

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination Entries	Total

Interest income	$50,357	$5,443			$55,800
Interest expense	(16,785)	(477)	(369)		(17,631)

Net interest income	33,572	4,966	(369)		38,169
Provision for loan losses	(14,510)	—	—		(14,510)
Non interest income	7,325	11,278	—		18,603
Non interest expense	(35,107)	(9,454)	(1,948)		(46,509)

Net income before taxes	(8,720)	6,790	(2,317)		(4,247)
Income tax (benefit)provision	3,476	(2,277)	858		2,057

Net (loss) income	($5,244)	$4,513	($1,459)		($2,190)

Total assets	$1,515,713	$279,150	$250,219	($261,259)	$1,783,823

Three month period ending September 30, 2009

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total

Interest income	$16,922	$1,925			$18,847
Interest expense	(4,801)	(112)	(109)		(5,022)

Net interest income	12,121	1,813	(109)		13,825
Provision for loan losses	(8,682)	—	—		(8,682)
Non interest income	2,525	6,011	—		8,536
Non interest expense	(11,738)	(5,312)	(613)		(17,663)

Net income before taxes	(5,774)	2,512	(722)		(3,984)
Income tax (benefit)provision	2,453	(967)	268		1,754

Net (loss) income	($3,321)	$1,545	($454)		($2,230)

Total assets	$1,515,713	$279,150	$250,219	($261,259)	$1,783,823

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, we operate through our four separately chartered subsidiary banks with 38 locations in ten counties throughout Central Florida providing traditional deposit and lending products and services to our commercial and retail customers.

Corresponding banking and bond sales division: Operating as a division of our largest subsidiary bank, its primary revenue generating activities are as follows: 1) the first, and largest, revenue generator is commissions earned on fixed income security sales; 2) the second category includes: (a) correspondent bank deposits (i.e., federal funds purchased); (b) correspondent bank checking accounts; and (c) loans to correspondent banks; and, 3) the third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama and Georgia.

Corporate overhead and administration: Corporate overhead and administration is comprised primarily of compensation and benefits for certain members of management, interest on parent company debt, office occupancy and depreciation of parent company facilities, merger related costs and other expenses.

NOTE 7: Trading securities

During the third quarter of 2009, we initiated a trading securities portfolio at our lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities and a few U.S. Government Agency securities. At September 30, 2009 our trading securities had a fair market value of $3,431,000, all of which were municipal securities. A list of the activity in this portfolio is summarized below. Amounts are in thousands of dollars.

Balance at June 30, 2009	$—
Purchases	26,964
Proceeds from sales	(23,845)
Net realized gain on sales	237
Net unrealized gain at September 30, 2009	75

Balance at September 30, 2009	$3,431

NOTE 8: Investment securities available for sale

Cost of securities is determined using the specific identification method. The amortized cost and estimated fair values of investment securities available for sale at September 30, 2009 and December 31, 2008, are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$14,492	$240	$—	$14,732
Mortgage backed securities	443,926	12,606	29	456,503
Municipal securities	35,798	1,274	17	37,055

	$494,216	$14,120	$46	$508,290

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$1,000	$28	$—	$1,028
Obligations of U.S. government agencies	23,031	566	—	23,597
Mortgage backed securities	188,218	3,798	33	191,983
Municipal securities	37,136	135	1,799	35,472

	$249,385	$4,527	$1,832	$252,080

Sales of available for sale securities were as follows:

For the nine months ended:	Sept 30, 2009	Sept 30, 2008
Proceeds	$129,420	$28,650
Gross gains	$1,029	$267
Gross losses	$51	$32

The tax provision related to these net realized gains was $368 and $88, respectively.

The fair value of available for sale securities at September 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Investment securities available for sale
Due in one year or less	$4,865
Due after one year through five years	6,726
Due after five years through ten years	11,476
Due after ten years through thirty years	28,719
Mortgage backed securities	456,504

$508,290

Securities pledged at September 30, 2009 and December 31, 2008 had a carrying amount (estimated fair value) of $198,672 and $113,832, respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies	—	—	—	—	—	—
Mortgage backed securities	30,590	28	—	—	30,590	28
Municipal securities	1,328	17	587	1	1,915	18

Total temporarily impaired securities	$31,918	$45	$587	$1	$32,505	$46

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies	—	—	—	—	—	—
Mortgage backed securities	8,969	31	1,347	2	10,316	33
Municipal securities	26,844	1,689	1,390	110	28,234	1,799

Total temporarily impaired securities	$35,813	$1,720	$2,737	$112	$38,550	$1,832

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by changes in interest rate. Fannie Mae guarantees the contractual cash flows of these securities. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

NOTE 9: Capital raise

On August 4, 2009, the Company raised approximately $86,261,500 through a previously announced public offering by issuing 13,271,000 shares of common stock, including 1,731,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds of the offering, underwritten through Keefe, Bruyette & Woods, Inc. and Raymond James & Associates, Inc., were approximately $81,300,000.

NOTE 10: Repurchase of perpetual preferred stock issued pursuant to TARP

On September 30, 2009, the Company repurchased 27,875 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Preferred Stock”) that the Company issued to the U.S. Department of the Treasury (the “Treasury”) on November 21, 2008, at the liquidation preference amount plus accrued and unpaid dividends, for an aggregate repurchase price of approximately $28,049,000. As a result of the Company’s repurchasing the Preferred Stock, the

Company incurred a one-time negative adjustment of approximately $946,000 in its calculation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2009 due to the accelerated amortization of issuance discount for the Preferred Stock.

On October 28, 2009, the Company entered into a Warrant Repurchase Letter Agreement (the “Repurchase Agreement”) with the Treasury to repurchase a warrant to purchase 125,413 shares of the Company’s common stock that was issued to the Treasury on November 21, 2008 (the “Warrant”) in connection with the Company’s sale to Treasury of 27,875 shares of the Preferred Stock discussed above. Pursuant to the terms of the Repurchase Agreement, the Company repurchased the Warrant for a purchase price of $212,000. As a result of the Warrant repurchase, the Company has repurchased all securities issued to the Treasury under the Capital Purchase Program.

NOTE 11: Effect of new pronouncements

FASB ASC 820-10 — In February 2008, the FASB issued new guidance impacting FASB ASC 820-10, (FASB Staff Position No. 157-2). The staff position delays the effective date of FASB ASC 820-10 (SFAS No. 157) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay expired January 1, 2009, and the expiration of the delay did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 805 — In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141(R) — Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Company on January 1, 2009. At the time of adoption, this standard did not have a material impact, but did have an impact on the Ocala National Bank acquisition and will have an impact on future acquisitions.

FASB ASC 810-10 — In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). FASB ASC 810-10 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 815-10 — In March 2008, the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161 — Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 855 — In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165 — Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 860 — In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166 — Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting the new standard on the consolidated financial statements.

FASB ASC 810-10 — In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 — Amendments to FASB Interpretation No. 46(R)). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance will become effective for the Company on January 1, 2010 and the Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

FASB ASC 105-10 — In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

FASB ASC 825-10-50 — In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this standard for the interim reporting period ending June 30, 2009.

FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Company adopted this guidance for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

FASB ASC 820 — In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted this guidance for the interim reporting period ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

SAB 111 — In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to the Company’s consolidated financial position or results of operations upon adoption.

SAB 112 — In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS

No. 141(R) and SFAS No. 160). SAB 112 was effective for the Company as of June 30, 2009. There was no material impact to the Company’s consolidated financial position or results of operations upon adoption.

FASB ASC 323 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments — Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 350 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles — Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to that asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 260-10 — In June 2008, the FASB issued new guidance impacting FASB ASC 260-10, Earnings Per Share (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This new guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 820-10 — In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Company for the reporting period ending September 30, 2009 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON	OF BALANCE SHEETS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Overview

Total assets were $1,783,823,000 as of September 30, 2009, compared to $1,333,143,000 at December 31, 2008, an increase of $450,680,000 or 34%. The increase was due primarily from the acquisition of the Ocala branches from the FDIC in January 2009, growth in correspondent bank deposits (i.e., federal funds purchased), and internally generated deposit growth.

Federal funds sold

Federal funds sold were $168,190,000 at September 30, 2009 (approximately 9.4% of total assets) as compared to $57,850,000 at December 31, 2008 (approximately 4.3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold, for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e., federal funds purchased) outstanding.

Investment securities

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $508,290,000 at September 30, 2009 (approximately 28% of total assets) compared to $252,080,000 at December 31, 2008 (approximately 19% of total assets), an increase of $256,210,000 or 102%. We use our available-for-sale securities portfolio, as well as federal funds sold for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding and the amount of correspondent bank deposits outstanding as discussed above, under the caption “Federal funds sold.” The significant increase in our securities available-for-sale during the current period was due to the acquisition of the Ocala branches and the related deposits from the FDIC, the increase in correspondent bank deposits (i.e., federal funds purchased) and internally generated deposit growth. Over time, we anticipate our loan growth will eventually catch up to the rapid deposit growth we experienced during this period, and future cash flows generated from our securities portfolio will be reallocated to our loan portfolio. Our securities are carried at fair value. We classify the vast majority our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs, as discussed above.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended September 30, 2009, were $921,405,000, or 57% of average earning assets, as compared to $861,786,000, or 80% of average earning assets, for the quarter ending September 30, 2008. Total loans, net of unearned fees and cost, at September 30, 2009 and December 31, 2008 were $947,303,000 and $892,001,000, respectively, an increase of $55,302,000, or 6.2%. This represents a loan to total asset ratio of 53% and 67% and a loan to deposit ratio of 75% and 90% at September 30, 2009 and December 31, 2008, respectively.

Our residential real estate loans totaled $253,363,000 or 27% of our total loans as of September 30, 2009. As with all of our loans, these are originated in our geographical market area in central Florida. We do not engage in sub-prime lending or out of market lending. As of this same date, our commercial real estate loans totaled $426,025,000, or 45% of our total loans. Construction, development, and land loans totaled $124,306,000, or 13% of our loans. As a group, all of our real estate collateralized loans represent approximately 85% of our total loans at September 30, 2009. The remaining 15% is comprised of non real estate commercial loans (9%) and non real estate consumer loans (6%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	September 30, 2009	December 31, 2008
Real estate loans
Residential	$253,363	$223,290
Commercial	426,025	434,488
Construction, development, land (1)	124,306	92,475

Total real estate	803,694	750,253

Commercial	88,116	80,523
Consumer and other	56,268	61,939

Gross loans	948,078	892,715

Unearned fees/costs	(775)	(714)

Total loans net of unearned fees	947,303	892,001

Allowance for loan losses	(17,553)	(13,335)

Total loans net of unearned fees and allowance for loan losses	$929,750	$878,666

(1)	The increase in this category was due to several reclassifications from commercial real estate to land and land development loans at several of the Company’s banks during the second quarter of 2009 and the reclassification of single family lot loans from residential real estate to land and land development loans at one of the Company’s subsidiary banks during the third quarter of 2009.

Credit quality and allowance for loan losses

We maintain an allowance for loan losses that we believe is adequate to absorb probable losses incurred in our loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely.

The allowance consists of two components. The first component is an allocation for impaired loans, as defined by generally accepted accounting principles. Impaired loans are those loans whereby management has arrived at a determination that the Company will not be repaid as agreed upon. Each of these loans is required to have a written analysis supporting the amount of specific allowance allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e., not expected to be repaid as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific allowance is warranted.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at September 30, 2009 and December 31, 2008.

(amounts are in thousands of dollars)	Sept 30, 2009	Dec 31, 2008	Increase (decrease)

Impaired loans	$56,947	$24,191	$32,756
Component 1 (specific allowance)	1,737	1,799	(62)
Specific allowance as percentage of impaired loans	3.05%	7.44%	(439 bps	)

Total loans other than impaired loans	890,356	867,810	22,546
Component 2 (general allowance)	15,816	11,536	4,280
General allowance as percentage of non impaired loans	1.78%	1.33%	45 bps

Total loans	947,303	892,001	55,302
Total allowance for loan losses	17,553	13,335	4,218
Allowance for loan losses as percentage of total loans	1.85%	1.49%	36 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 1.85% at September 30, 2009 compared to 1.49% at December 31, 2008. Our ALLL increased by a net amount of $4,218,000 during this nine month period. Component 2 (general allowance) increased by $4,280,000 during the period. This increase is primarily due to changes in our historical charge-off rates, changes in our current environmental factors, changes in the loan portfolio mix, and the increase in our loan portfolio.

Component 1 (specific allowance) decreased by $62,000. This Component is the result of specific allowance analyses prepared for each of our impaired loans. Although our impaired loans increased by $32,756,000, our specific allowance related to impaired loans decreased. Our specific allowance is the result of specific allowance analyses prepared for each of our impaired loans. The decrease in our specific allowance is the result of charge-offs taken during the period, as well as the change in mix and evaluation of impaired loans. The Company aggressively charged-down loans during the current quarter. Of the $7,554,000 gross charge-offs, $3,684,000 were partial charge-offs related to impaired loans. A summary of the Company’s impaired loans at September 30, 2009 is presented below. Amounts are in thousands of dollars.

Impaired loans, par value	$61,269
partial charge-offs taken during the current quarter	(3,684)
partial charge-offs taken prior to the current quarter	(638)

Impaired loans at September 30, 2009	$56,947

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands of dollars).

	Three month period ended September 30,		Nine month period ended September 30,
	2009	2008	2009	2008
Allowance at beginning of period	$16,409	$11,599	$13,335	$10,828
Charge-offs
Residential real estate loans	(1,287)	(664)	(2,084)	(1,516)
Commercial real estate loans	(1,531)	—	(2,011)	(218)
Construction, development and land loans	(4,566)	(210)	(5,439)	(210)
Non real estate commercial loans	(113)	(44)	(655)	(216)
Non real estate consumer and other loans	(57)	(202)	(170)	(443)

Total charge-offs	(7,554)	(1,120)	(10,359)	(2,603)

Recoveries
Residential real estate loans	5	3	11	84
Commercial real estate loans	1	4	6	4
Construction, development and land loans	—	—	—	—
Non real estate commercial loans	2	6	15	13
Non real estate consumer and other loans	8	13	35	60

Total recoveries	16	26	67	161

Net charge-offs	(7,538)	(1,094)	(10,292)	(2,442)
Provision for loan losses	8,682	1,764	14,510	3,883

Allowance at end of period	$17,553	$12,269	$17,553	$12,269

Net charge-offs as a percentage of average
Loans during the period	0.82%	0.13%	1.13%	0.29%
Net chare-offs as a percentage of average
Loans during the period (annualized)	3.28%	0.52%	1.51%	0.39%

Non performing loans and non performing assets

Non performing loans are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans as a percentage of total loans were 3.12% at September 30, 2009, compared to 2.23% at December 31, 2008.

Non performing assets (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $39,319,000 at September 30, 2009, compared to $24,835,000 at December 31, 2008. Non performing assets as a percentage of total assets were 2.20% at September 30, 2009, compared to 1.86% at December 31, 2008.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Sept 30, 2009	Dec 31, 2008
Non-accrual loans	$29,519	$19,863
Past due loans 90 days or more and still accruing interest	27	50

Total non-performing loans (NPLs)	29,546	19,913

Other real estate owned (OREO)	8,983	4,494
Repossessed assets other than real estate	790	428

Total non-performing assets (NPAs)	$39,319	$24,835

Total NPLs as a percentage of total loans	3.12%	2.23%
Total NPAs as a percentage of total assets	2.20%	1.86%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans	1.34%	2.12%
Allowance for loan losses	$17,553	$13,335
Allowance for loan losses as a percentage of NPLs	59%	67%
Allowance for loan losses as a percentage of NPAs	45%	54%
Troubled debt restructured loans	$25,094	—

Troubled debt restructured loans total $25,094,000 at September 30, 2009. We did not reduce the interest rates on the majority of these loans and in no cases was any principal forgiven. In addition, there are no commitments to lend additional funds to these borrowers. The restructuring was generally the deferral of partial payments normally for a twelve month period. In a few cases the interest rate was lowered, but only during a short period generally not more than twelve months. Many of these loans were modified as part of our commitment pursuant to our past participation in the U.S. Treasury’s TARP CPP program, which ended September 30, 2009.

As shown in the table above, the largest component of non performing loans is non accrual loans. As of September 30, 2009 management had identified 123 non accrual loans with an aggregate book value of $29,519,000. This amount is further delineated by collateral category and number of loans in the table below (in thousands of dollars).

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate loans	$5,592	19%	37
Commercial real estate loans	13,267	45%	31
Construction, development and land loans	10,068	34%	32
Non real estate commercial loans	294	1%	11
Non real estate consumer and other loans	298	1%	12

Total non accrual loans at September 30, 2009	$29,519	100%	123

We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. As indicated above, non accrual construction, acquisition and development, and land loans totaled $10,068,000 at September 30, 2009. Of this amount, approximately 18% is construction and the remaining 82% is developed lots and other land. The largest loan in this category is $2,250,000 collateralized by single family residential building lots, and there are no other non accrual loans in the category in excess of $1,000,000. We believe this is the loan category where the most risk is present. The category represents only 13% of our total loan portfolio, yet 34% of our total non accrual loans are in this category. During the nine month period ended September 30, 2009, we have partially charged off approximately $5,439,000 of the loans in this category.

OREO (repossessed real estate) at September 30, 2009 was $8,983,000, which is further delineated in the table below (in thousands of dollars).

Description of repossessed real estate	Estimated market value at Sept 30, 2009
22 single family homes	$2,355
7 mobile homes with land	321
5 office condominium units	539
7 commercial buildings	2,507
Mixed (9 duplexes/ 1 single fam/ 9 vac lots)	521
17 residential building lots	996
Vacant land / various acreages	1,606
1 parcel commercial vacant lot	138
Total	$8,983

Bank premises and equipment

Bank premises and equipment was $64,716,000 at September 30, 2009 compared to $61,343,000 at December 31, 2008, an increase of $3,373,000 or 5%. This amount is the result of purchases and construction cost totaling $5,533,000 less $2,160,000 of depreciation expense. We have purchased two branch office buildings in Ocala, related to our January 2009 transaction with the FDIC, and are also remodeling one of the buildings. The cost to date on the purchase plus the construction in process is approximately $1,964,000. We have also purchased a parcel of real estate for a future branch site in Polk County for $1,057,000. We have made leasehold improvements and purchased furniture and equipment for our new leased correspondent banking office in Atlanta, Georgia for approximately $262,000. We have also completed construction on our new branch office building in Leesburg. Construction cost during this period was $953,000. We are relocating an existing branch from a leased facility to this new building. We have started construction on a new building ($183,000 construction cost to date) on land that we have owned for a long period of time. We will move an existing office into this new building when completed. We have incurred remodeling cost of approximately $199,000 related to the main office of our lead bank. The remaining $915,000 relates to purchases of equipment, furniture and other minor building improvements.

Deposits

Total deposits were $1,256,248,000 at September 30, 2009, compared to $993,800,000 at December 31, 2008, an increase of $262,448,000 or 26%. Most of this increase is due to our acquisition of the Ocala branches from the FDIC, whereby we acquired approximately $178,000,000 of deposits. The rest of the growth was internally generated and included several large deposits from several local municipalities.

The table below sets forth our deposits by type and as a percentage of total deposits at September 30, 2009 and December 31, 2008 (amounts shown in the table are in thousands of dollars).

	Sept 30, 2009	% of total	Dec 31, 2008	% of total

Demand - non-interest bearing	$218,509	17%	$141,229	14%
Demand - interest bearing	168,486	13%	143,510	14%
Savings and money market accounts	283,975	23%	222,367	23%
Time deposits	585,278	47%	486,694	49%

Total deposits	$1,256,248	100%	$993,800	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $23,328,000 at September 30, 2009 compared to $26,457,000 at December 31, 2008.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. We commenced accepting correspondent bank deposits during September 2008. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below. At September 30, 2009 we had $218,273,000 of correspondent bank deposits or federal funds purchased, compared to $88,976,000 at December 31, 2008. This growth along with the Ocala deposit acquisition and the deposit growth internally generated were the primary reasons for the asset growth we experienced during the nine month period ending September 30, 2009.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e., federal funds purchased) listed above. At September 30, 2009 and December 31, 2008, advances from the Federal Home Loan Bank were as follows (amounts are in thousands of dollars).

	Sept 30, 2009	Dec 31, 2008
Daily overnight advances, at December 31, 2008 the interest rate is 0.46%	$—	$6,750
Matures February 2, 2009, interest rate is fixed at 2.72%	—	10,000
Matures June 29, 2009, interest rate is fixed at 1.18%	—	3,000
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	3,000
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	3,000
Matures January 11, 2010, interest rate is fixed at 1.04%	3,000	—
Matures January 12, 2010, interest rate is fixed at 1.04%	3,000	—
Matures July 12, 2010, interest rate is fixed at 1.50%	3,000	—
Matures January 10, 2011, interest rate is fixed at 1.84%	3,000	—
Matures January 21, 2011, interest rate is fixed at 1.97%	3,000	—
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	—
Matures January 21, 2012, interest rate is fixed at 2.30%	3,000	—

Total	$27,000	$25,750

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

Stockholders’ equity

Stockholders’ equity at September 30, 2009, was $235,509,000, or 13.2% of total assets, compared to $179,165,000, or 13.4% of total assets at December 31, 2008. The increase in stockholders’ equity was due to the following items:

$179,165,000	Total stockholders’ equity at December 31, 2008
(2,190,000)	Net loss during the period
81,003,000	Proceeds from public stock offering, net of $5,258,000 in underwriting fees and transaction costs
(27,875,000)	Redemption of perpetual preferred stock previously issued pursuant to TARP
(2,078,000)	Dividends paid and/or accrued, common and preferred
6,990,000	Net increase in market value of securities available for sale, net of deferred taxes
187,000	Employee stock options exercised
312,000	Employee stock based compensation expense
(5,000)	Other

$235,509,000	Total stockholders’ equity at September 30, 2009

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2009, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2009 and December 31, 2008 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount

September 30, 2009
Total capital (to risk weighted assets)	$216,479	19.7%	$109,808	> 10%	$106,671
Tier 1 capital (to risk weighted assets)	202,706	18.5%	65,885	> 6%	136,821
Tier 1 capital (to average assets)	202,706	11.7%	86,823	> 5%	115,883

December 31, 2008
Total capital (to risk weighted assets)	$170,164	17.4%	$97,648	> 10%	$72,516
Tier 1 capital (to risk weighted assets)	157,944	16.2%	58,589	> 6%	99,355
Tier 1 capital (to average assets)	157,944	12.6%	62,751	> 5%	95,193

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Overview

We recognized a net loss of $2,230,000 for the three months ended September 30, 2009 which resulted in a loss available to common shareholders of $3,569,000 after consideration of dividends and discount accretion related to our perpetual preferred stock (TARP) which we redeemed on September 30, 2009. Our loss per common share for the three month period was ($0.17) per share basic and diluted, compared to earnings of $0.06 per share basic and diluted for the same period in 2008, on net income of $761,000.

Our average earning assets increased by $546,080,000 between these two periods, which was more than enough to offset the corresponding 46bps decrease in our net interest margin (“NIM”) resulting in a $3,449,000 increase in our net interest income. Non interest income also increased significantly due primarily to commissions on bond sales and trading securities revenue.

These increases were offset by a $6,918,000 increase in our allowance for loan loss provision and increases in our non interest expenses primarily due to compensation and compensation related expenses resulting from our newly formed bond sales division, operating expenses related to our January 31st Ocala acquisition and increases in OREO and other foreclosure related expenses.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $3,449,000 or 33% to $13,825,000 during the three month period ended September 30, 2009 compared to $10,376,000 for the same period in 2008. The $3,449,000 increase was the result of a $2,026,000 increase in interest income and a $1,423,000 decrease in interest expense.

Interest earning assets averaged $1,625,204,000 during the three month period ended September 30, 2009 as compared to $1,079,124,000 for the same period in 2008, an increase of $546,080,000, or 51%. The yield on average interest earning assets decreased 160bps to 4.60% (161bps to 4.65% tax equivalent basis) during the three month period ended September 30, 2009, compared to 6.20% (6.26% tax equivalent basis) for the same period in 2008. The combined effects of the $546,080,000 increase in average interest earning assets and the 160bps (161bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $2,026,000 ($2,046,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,348,868,000 during the three month period ended September 30, 2009 as compared to $905,047,000 for the same period in 2008, an increase of $443,821,000, or 49%. The cost of average interest bearing liabilities decreased 135bps to 1.48% during the three month period ended September 30, 2009, compared to 2.83% for the same period in 2008. The combined effects of the $443,821,000 increase in average interest bearing liabilities and the 135bps decrease in cost of average interest bearing liabilities resulted in the $1,423,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2009 and 2008 on a tax equivalent basis (in thousands of dollars).

	Three months ended September 30,

	2009			2008

	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate

Loans (1) (2) (9)	$921,405	$13,776	5.93%	$861,786	$14,422	6.66%
Securities- taxable (3)	666,469	4,721	2.81%	178,391	2,053	4.58%
Securities- tax exempt (9)	37,330	531	5.64%	38,947	507	5.18%

Total earning assets	1,625,204	19,028	4.65%	1,079,124	16,982	6.26%

Allowance for loan losses	(15,785)			(11,759)
All other assets	163,697			141,707

Total assets	$1,773,116			$1,209,072

Deposits (4)	1,036,896	4,624	1.77%	803,980	5,704	2.82%
Borrowings (5)	299,472	289	0.38%	88,567	555	2.49%
Corporate debenture (6)	12,500	109	3.46%	12,500	186	5.92%
Total interest bearing

Liabilities	1,348,868	5,022	1.48%	905,047	6,445	2.83%

Demand deposits	203,982			147,255
Other liabilities	5,031			7,556
Stockholders’ equity	215,235			149,214

Total liabilities and Stockholders’ equity	$1,773,116			$1,209,072

Net interest spread (tax equivalent basis) (7)			3.17%			3.43%

Net interest income (tax equivalent basis)		$14,006			$10,537

Net interest margin (tax equivalent basis) (8)			3.42%			3.88%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $88,000 and $76,000 for the three month periods ended September 30, 2009 and 2008.
Note 3:	Includes securities available-for-sale, federal funds sold and money market and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.

Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits pursuant to acquisitions of banks and our January 30, 2009 purchase of deposits from the FDIC of ($291,000) and $10,000 for the three month periods ended September 30, 2009 and 2008.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes net amortization of origination costs and amortization of fair market adjustment related to our April 2, 2007 acquisition of VSB of ($5,000) and $2,000 for the three month periods ended September 30, 2009 and 2008.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $6,918,000, or 392%, to $8,682,000 during the three month period ending September 30, 2009 compared to $1,764,000 for the comparable period in 2008. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2009 was $8,536,000 compared to $2,007,000 for the comparable period in 2008. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Sept 30, 2009	Sept 30, 2008	$ increase (decrease)	% increase (decrease)

Service charges on deposit accounts	$1,405	$1,131	$274	24.2%
Commissions on bond sales	5,630	—	5,630	n/a
Commissions from mortgage broker activities	30	7	23	328.6%
Commissions from sale of mutual funds and annuities	130	145	(15)	(10.3%)
Debit card and ATM fees	344	271	73	26.9%
Loan related fees	103	96	7	7.3%
BOLI income	156	100	56	56.0%
Trading securities revenue	312	—	312	n/a
Gain on sale of securities available for sale	257	197	60	30.5%
Other service charges and fees	169	60	109	181.7%

Total non-interest income	$8,536	$2,007	$6,529	325.3%

The increase in non-interest income between the two quarters presented above was primarily due to commissions on bond sales. Through our lead bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the end of the third quarter of last year by hiring substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. In July of 2009, we added to this business segment by hiring a substantial percentage of the correspondent banking and bond sales division of the failed Silverton Bank in Atlanta, Georgia. The division operates primarily out of leased facilities in Birmingham, Alabama and Atlanta, Georgia. The division’s largest revenue generating activity is commissions earned on fixed income security sales. This activity commenced during the fourth quarter of 2008. During the quarter ending September 30, 2009, the division earned gross commission revenue of $5,630,000, and as previously stated this activity did not exist for the similar quarter in the prior year.

During July of 2009, we initiated a trading securities portfolio at our lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income listed above. During the current quarter we recognized an aggregate of realized and unrealized net gains of $312,000 from this newly initiated activity.

We sold approximately $29,477,000 of securities from our available for sale portfolio during the current quarter, realizing a net gain on sale of $257,000. These securities were sold as part of our on-going asset/liability portfolio management strategies.

Increases in service charges on deposit accounts resulted primarily from our January 30, 2009 acquisition of the failed Ocala National Bank and through internally generated growth.

Non-interest expense

Non-interest expense for the three months ended September 30, 2009 increased $8,050,000, or 83.7%, to $17,663,000, compared to $9,613,000 for the same period in 2008. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Sept 30, 2009	Sept 30, 2008	$ increase (decrease)	% increase (decrease)

Employee salaries and wage compensation	$8,496	$4,123	$4,373	106.1%
Employee incentive/bonus compensation	548	116	432	372.4%
Employee stock option and stock grant expense	99	102	(3)	(2.9%)
Health insurance and other employee benefits	367	376	(9)	(2.4%)
Payroll taxes	451	276	175	63.4%
Other employee related expenses	322	239	83	34.7%
Incremental direct cost of loan origination	(190)	(224)	34	15.2%

Total salaries, wages and employee benefits	$10,093	$5,008	$5,085	101.5%

Occupancy expense	1,408	1,067	341	32.0%
Depreciation of premises and equipment	728	617	111	18.0%
Supplies, stationary and printing	210	164	46	28.0%
Marketing expenses	464	378	86	22.8%
Data processing expense	621	265	356	134.3%
Legal, auditing and other professional fees	602	335	267	79.7%
Core deposit intangible (CDI) amortization	197	193	4	2.1%
Postage and delivery	113	90	23	25.6%
ATM and debit card related expenses	264	182	82	45.1%
Bank regulatory related expenses	612	250	362	144.8%
Loss on sale of repossessed real estate	175	22	153	695.5%
Valuation write down on repossessed real estate	482	190	292	153.7%
Loss on other repossessed assets	176	38	138	363.2%
Foreclosure related expenses	218	100	118	118.0%
Internet and telephone banking	111	86	25	29.1%
Operational write-offs and losses	85	39	46	117.9%
Correspondent accounts and Federal Reserve charges	83	62	21	33.9%
Conferences, seminars, education, training	122	52	70	134.6%
Director fees	87	82	5	6.1%
Other expenses	812	393	419	106.6%

Total non-interest expense	$17,663	$9,613	$8,050	83.7%

From a global perspective, the primary reasons for the overall increase in non interest expense for the periods presented above are (1) our correspondent banking and bond sales division initiated at the end of the third quarter of last year; (2) our acquisition of four bank branch offices in Ocala from the FDIC at the end of January of this year; (3) OREO and foreclosure related expenses; and (4) increases in FDIC deposit premiums.

Employee salaries and wage compensation increased by $4,373,000, or 106.1%, between the two periods presented above. This increase is primarily due to our new correspondent banking and bond sales division. There are approximately 17 employees working out of the Birmingham, Alabama office who were hired during the fourth quarter of 2008, and an additional 40 employees were hired during July 2009 primarily housed in our Atlanta, Georgia office. These employees were not employees of the Company during the third quarter of last year. In addition, a number of these employees are bond salesmen who are compensated solely on a commission basis. Several of these salesmen are expected to be the highest paid employees of the Company, and as such the average cost per FTE for this division is not comparable to the rest of our Company. The other event that occurred which is also contributing to increased compensation expense is the four Ocala bank branch offices acquired from the FDIC. During the first quarter of this year we hired approximately twenty of the employees who were working for the Ocala bank.

Occupancy, depreciation and data processing expenses increased due to the new correspondent banking and bond sales division as well as the additional branches we acquired in Ocala, as discussed above.

The increase in the line item legal, accounting and other professional expenses was primarily due to monthly consulting fees paid relating to the correspondent banking business initiated during the fourth quarter of 2008, consulting fees paid for services relating to managing foreclosure and repossessed properties, and increases in legal fees associated with various lease negotiations, new and potentially new business lines and various regulatory issues.

Bank regulatory expenses increased primarily as a result of increased deposit insurance premiums, which were a result of increased rates and growth in deposits.

OREO, repossessed assets other than OREO and other foreclosure related expenses were $1,051,000 as a group during the current quarter compared to $350,000 during the similar quarter of last year, as presented above. The $701,000 increase in these types of expenses is reflective of the overall economy in general and the real estate market in particular.

(Benefit)/provision for income taxes

We recognized an income tax benefit for the three months ended September 30, 2009 of $1,754,000 (an effective tax rate of 44.0%) compared to an income tax provision (expense) of $245,000 (an effective tax rate of 24.4%) for the comparable period in 2008. The reason our current quarter’s effective tax rate was higher than our statutory tax rate is because we had substantial tax exempt income in excess of non deductible expenses thereby increasing our taxable loss substantially above our book loss as recorded on our condensed consolidated statement of earnings.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Overview

We recognized a net loss of $2,190,000 for the nine months ended September 30, 2009 which resulted in a loss available to common shareholders of $4,323,000 after consideration of dividends and discount accretion related to our perpetual preferred stock (TARP) which we redeemed on September 30, 2009. Our loss per common share for the nine month period was ($0.28) per share basic and diluted, compared to earnings of $0.27 per share basic and diluted for the same period in 2008, on net income of $3,340,000.

Our average earning assets increased by $508,833,000 between these two periods, which offset the corresponding 52bps decrease in our net interest margin (“NIM”) resulting in a $7,949,000 increase in our net interest income. Non interest income also increased significantly primarily due to commissions on bond sales, trading securities revenue and gains on sale of securities available for sale.

The increases in revenue were offset by a $10,627,000 increase in our allowance for loan loss provision and increases in our non interest expenses primarily due to compensation and compensation related expenses resulting from our newly formed bond sales division, operating expenses related to our January 31st Ocala acquisition, increases in OREO and other foreclosure related expenses and the special FDIC deposit insurance premium recognized in the second quarter of 2009.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $7,949,000 or 26% to $38,169,000 during the nine month period ended September 30, 2009 compared to $30,220,000 for the same period in 2008. The increase was the result of a $4,147,000 increase in interest income and a $3,802,000 decrease in interest expense.

Interest earning assets averaged $1,602,396,000 during the nine month period ended September 30, 2009 as compared to $1,093,563,000 for the same period in 2008, an increase of $508,833,000, or 47%. The yield on average interest earning assets decreased 165bps to 4.66% (167bps to 4.70% tax equivalent basis) during the nine month period ended September 30, 2009, compared to 6.31% (6.37% tax equivalent basis) for the same period in 2008. The combined net effects of the $508,833,000 increase in average interest earning assets and the 165bps (167bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $4,147,000 ($4,196,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,350,009,000 during the nine month period ended September 30, 2009 as compared to $908,399,000 for the same period in 2008, an increase of $441,610,000, or 49%. The cost of average interest bearing liabilities decreased 140bps to 1.75% during the nine month period ended September 30, 2009, compared to 3.15% for the same period in 2008. The combined net effects of the $441,610,000 increase in average interest bearing liabilities and the 140bps decrease in cost of average interest bearing liabilities resulted in the $3,802,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2009 and 2008 on a tax equivalent basis (in thousands of dollars).

	Nine months ended September 30,

	2009			2008

	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate

Loans (1) (2) (9)	$914,480	$39,932	5.84%	$845,224	$43,630	6.90%
Securities- taxable (3)	650,699	14,820	3.05%	210,133	6,977	4.44%
Securities- tax exempt (9)	37,217	1,591	5.72%	38,206	1,540	5.38%

Total earning assets	1,602,396	56,343	4.70%	1,093,563	52,147	6.37%

Allowance for loan losses	(14,667)			(11,362)
All other assets	162,455			139,446

Total assets	$1,750,184			$1,221,647

Deposits (4)	1,046,509	16,226	2.07%	815,312	19,194	3.14%
Borrowings (5)	291,000	1,036	0.48%	80,587	1,622	2.69%
Corporate debenture (6)	12,500	369	3.95%	12,500	617	6.59%
Total interest bearing

Liabilities	1,350,009	17,631	1.75%	908,399	21,433	3.15%

Demand deposits	191,409			155,179
Other liabilities	10,763			8,132
Stockholders’ equity	198,003			149,937

Total liabilities and Stockholders’ equity	$1,750,184			$1,221,647

Net interest spread (tax equivalent basis) (7)			2.95%			3.22%

Net interest income (tax equivalent basis)		$38,712			$30,714

Net interest margin (tax equivalent basis) (8)			3.23%			3.75%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $254,000 and $266,000 for the nine month periods ended September 30, 2009 and 2008.
Note 3:	Includes securities available-for-sale, federal funds sold and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits pursuant to acquisitions of banks and our January 30, 2009 purchase of deposits from the FDIC of ($1,307,000) and $27,000 for the nine month periods ended September 30, 2009 and 2008.
Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.
Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of ($19,000) and $6,000 for the nine month periods ended September 30, 2009 and 2008.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $10,627,000, or 274%, to $14,510,000 during the nine month period ending September 30, 2009 compared to $3,883,000 for the comparable period in 2008. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine months ended September 30, 2009 was $18,603,000 compared to $7,035,000 for the comparable period in 2008, resulting in an increase of $11,568,000, or 164.4%. This increase was the result of the following components listed in the table below. Amounts listed are in thousands of dollars.

Nine month period ending: (in thousands of dollars)	Sept 30, 2009	Sept 30, 2008	$ Increase (decrease)	% increase (decrease)

Service charges on deposit accounts	$3,838	$3,235	$603	18.6%
Commissions on bond sales	10,797	—	10,797	n/a
Commissions from mortgage broker activities	90	57	33	57.9%
Commissions from sale of mutual funds and annuities	426	427	(1)	(0.0%)
Debit card and ATM fees	976	806	170	21.1%
Loan related fees	316	294	22	7.5%
BOLI income	398	292	106	36.3%
Trading securities revenue	312	—	312	n/a
Gain on sale of securities	978	235	743	316.2%
Other service charges and fees	472	206	266	129.1%

Subtotal	$18,603	$5,552	$13,051	235.1%
Gain on sale of bank branch real estate	—	1,483	(1,483)	—%

Total non-interest income	$18,603	$7,035	$11,568	164.4%

The increase in non-interest income between the two periods presented above was primarily due to commissions on bond sales. Through our lead bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the end of the third quarter of last year by hiring substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. In July of 2009, we added to this business segment by hiring a substantial percentage of the correspondent banking and bond sales division of the failed Silverton Bank in Atlanta Georgia. The division operates primarily out of leased facilities in Birmingham, Alabama and Atlanta, Georgia. The division’s largest revenue generating activity is commissions earned on fixed income security sales. This activity commenced during the fourth quarter of 2008. During the nine month period ending September 30, 2009, the division earned gross commission revenue of $10,797,000, and as previously stated this activity did not exist for the similar period in the prior year.

We sold approximately $128,442,000 of securities from our available for sale portfolio during the current period, realizing a net gain on sale of $978,000. During the similar period last year, we sold approximately $28,415,000 of securities from our available for sale portfolio realizing a net gain on sale of $235,000. These securities were sold as part of our on-going asset/liability portfolio management strategies.

During July of 2009, we initiated a trading securities portfolio at our lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income listed above. During the current period we recognized an aggregate of realized and unrealized net gains of $312,000 from this newly initiated activity.

Increases in service charges on deposit accounts resulted primarily from our January 30, 2009 acquisition of the failed Ocala National Bank and through internally generated growth.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2009 increased $17,929,000, or 62.7%, to $46,509,000, compared to $28,580,000 for the same period in 2008. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Nine month period ending: (in thousands of dollars)	Sept 30, 2009	Sept 30, 2008	$ increase (decrease)	% increase (decrease)

Employee salaries and wages	$20,460	$12,226	$8,234	67.3%
Employee incentive/bonus compensation	1,321	792	529	66.8%
Employee stock option and stock grant expense	315	300	15	5.0%
Health insurance and other employee benefits	1,106	1,360	(254)	(18.7%)
Payroll taxes	1,280	884	396	44.8%
Other employee related expenses	928	699	229	32.8%
Incremental direct cost of loan origination	(550)	(679)	129	19.0%

Total salaries, wages and employee benefits	$24,860	$15,582	$9,278	59.5%

Occupancy expense	3,985	3,150	835	26.5%
Depreciation of premises and equipment	2,160	1,812	348	19.2%
Supplies, stationary and printing	630	537	93	17.3%
Marketing expenses	1,350	912	438	48.0%
Data processing expense	1,775	880	895	101.7%
Legal, auditing and other professional fees	1,539	903	636	70.4%
Core deposit intangible (CDI) amortization	596	588	8	1.4%
Postage and delivery	323	268	55	20.5%
ATM and debit card related expenses	770	534	236	44.2%
Bank regulatory related expenses	2,454	651	1,803	277.0%
Loss on sale of repossessed real estate	464	22	442	2009.1%
Valuation write down on repossessed real estate	1,387	215	1,172	545.1%
Loss on other repossessed assets	444	77	367	476.6%
Foreclosure related expenses	675	252	423	167.9%
Internet and telephone banking	359	259	100	38.6%
Operational write-offs and losses	162	186	(24)	(12.9%)
Correspondent accounts and Federal Reserve charges	252	198	54	27.3%
Conferences, seminars, education and training	294	187	107	57.2%
Director fees	259	229	30	13.1%
Other expenses	1,771	1,138	633	55.6%

Total non-interest expense	$46,509	$28,580	$17,929	62.7%

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

Employee salaries and wage compensation increased by $8,234,000, or 67.3%, between the two periods presented above. This increase is primarily due to our new correspondent banking and bond sales division. There are approximately 17 employees working out of the Birmingham, Alabama office who were hired during the fourth quarter of 2008, and an additional 40 employees were hired during July 2009 primarily housed in our Atlanta, Georgia office. These employees were not employees of the Company during the third quarter of last year. In addition, a number of these employees are bond salesmen who are compensated solely on a commission basis. Several of these salesmen are expected to be the highest paid employees of the Company, and as such the average cost per FTE for this division is not comparable to the rest of our Company. The other event that occurred which is also contributing to increased compensation expense is the four Ocala bank branch offices acquired from the FDIC. During the first quarter of this year we hired approximately twenty of the employees who were working for the Ocala bank.

Occupancy, depreciation and data processing expenses increased due to the new correspondent banking and bond sales division as well as the additional branches we acquired in Ocala, as discussed above.

The increase in the line item legal, accounting and other professional expenses was primarily due to monthly consulting fees paid relating to the correspondent banking business initiated during the fourth quarter of 2008, consulting fees paid for services relating to managing foreclosure and repossessed properties, and increases in legal fees associated with various lease negotiations, new and potentially new business lines and various regulatory issues.

Bank regulatory expenses increased primarily as a result of increased deposit insurance premiums, which were a result of increased rates and growth in deposits, and a special assessment levied by the FDIC of approximately $800,000 during the second quarter of this year.

OREO, repossessed assets other than OREO and other foreclosure related expenses were $2,970,000 as a group during the current period compared to $566,000 during the similar period of last year, as presented above. The $2,404,000 increase in these types of expenses is reflective of the overall economy in general and the real estate market in particular.

(Benefit)/provision for income taxes

We recognized an income tax benefit for the nine months ended September 30, 2009 of $2,057,000 (an effective tax rate of 48.4%) compared to an income tax provision (expense) of $1,452,000 (an effective tax rate of 30.3%) for the comparable period in 2008. The reason the current period’s effective tax rate was significantly higher than our statutory tax rate is because we had substantial tax exempt income in excess of non deductible expenses thereby reducing our taxable loss substantially below our book loss as recorded on our condensed consolidated statement of earnings.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2008. There has been no material changes in the assumptions used in monitoring interest rate risk as of September 30, 2009. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. During the third quarter of 2009, our lead subsidiary bank initiated and manages a trading portfolio, as discussed previously.

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

Refer to Part II Item 1a of our Form 10-Q for the period ended June 30, 2009.

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

CENTERSTATE BANKS, INC.
(Registrant)

Date: November 4, 2009	By:	/S/ ERNEST S. PINNER
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: November 4, 2009	By:	/S/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer