Form 10-K
period 2009-12-31
CenterState Banks, Inc.
filed 2010-03-04
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32017

CENTERSTATE BANKS, INC.

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

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES ☐    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES ☐    NO ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (8,697,011 shares) on June 30, 2009, was approximately $64,532,000. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $7.42 per share on June 30, 2009. For the purposes of this response, directors, executive officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of March 1, 2010 there were outstanding 25,778,229 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2010 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Banks, Inc. (“We,” “CenterState,” “CSFL,” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all the outstanding shares of CenterState Bank Central Florida, N.A. (“Central”), CenterState Bank National Association (“CSNA”), CenterState Bank of Florida, N.A. (“CSB”), and Valrico State Bank (“VSB”) (collectively, the “Banks”).

In April 2007, we closed the acquisition of Valrico Bancorp, Inc. and its wholly owned subsidiary bank, VSB. VSB operates in Hillsborough County, which is contiguous to Pasco and Polk Counties, where we currently have banking locations.

On November 30, 2007, CSNA acquired all of the assets and assumed all of the liabilities of CenterState Bank Mid Florida, a bank we purchased on March 31, 2006. Following the acquisition by CSNA of CenterState Bank Mid Florida, the shell of CenterState Bank Mid Florida was merged with and into Atlantic Southern Bank, a wholly owned subsidiary of Atlantic Southern Financial Group, Inc., for a payment by Atlantic Southern Bank to CenterState of $1.0 million. The transaction allowed us to consolidate our two subsidiary banks, and facilitated Atlantic Southern Bank’s expansion into Florida.

Central and CSNA commenced operations in 1989. CSB commenced operations in 1992. Central’s operations are conducted from its main office located in Kissimmee, Florida, and branch offices located in St. Cloud, Poinciana, and Orlando, Florida. CSNA operations are conducted from its main office located in Zephyrhills, Florida, and branch offices located in Zephyrhills, Bushnell, Dade City, Inverness, Spring Hill, Crystal River, Leesburg, Clermont, Groveland, and Eustis, Florida. CSB operates through twelve banking locations within Polk County and four locations in Marion County, Florida. These cities within Polk County include Winter Haven, Haines City, Davenport, Lake Alfred, Auburndale, Lakeland and Lake Wales. The Marion County branches are in Ocala, Florida. VSB conducts business from its main office located in Valrico, Florida and branch offices located in Brandon, Lithia, Plant City and Riverview, Florida. Our three national bank subsidiaries are subject to the supervision of the Office of the Comptroller of the Currency (the “OCC”) and our state bank subsidiary (VSB) is under the supervision of the Florida Office of Financial Regulation (the “Florida Office”) and the FDIC. As of December 31, 2009, we operated through our four wholly owned subsidiary banks, with 38 banking locations located in ten counties in central Florida.

Our Company provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail and by internet. In addition, we make residential and commercial real estate loans, secured and unsecured commercial loans and consumer loans. Our Company provides automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. We also offer internet banking services to our customers. In addition to the foregoing services, our offices provide customers with extended banking hours. We do not have a trust department, however, trust services are available to customers through a business relationship with another institution. We also offer other financial products to our customers, including mutual funds, annuities and other products, through a relationship with Infinex Investment, Inc.

The revenue of our Company is primarily derived from interest on, and fees received in connection with, real estate and other loans, interest and dividends from investment securities and short-term investments, and commissions on bond sales. The principal sources of funds for our lending activities are customer deposits, repayment of loans, and the sale and maturity of investment securities. Our principal expenses are interest paid on deposits, and operating and general administrative expenses.

In addition to providing traditional deposit and lending products and services to our commercial and retail customers through our 38 locations in central Florida, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen and traders are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased); (b) correspondent bank checking accounts; and (c) loans to correspondent banks. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama and Georgia.

As is the case with banking institutions generally, our Company’s operations are materially and significantly influenced by the real estate market, general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in the attraction of deposits (our primary source of lendable funds) and in the origination of loans. See “Competition.”

CenterState Shared Services (“CSS”) (formerly C.S. Processing, Inc.) is a wholly owned subsidiary of our Company’s subsidiary banks. CSS processes checks and renders statements (i.e. “item processing center”), provides certain information technology services, human resource services and credit analysis services for our subsidiary banks.

At December 31, 2009, our Company’s primary assets were our ownership of 100% of the stock of each of our four banks. At December 31, 2009, we had total consolidated assets of $1,751,299,000, total consolidated deposits of $1,305,036,000, and total consolidated stockholders’ equity of $229,410,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. The Company’s consolidated loans at December 31, 2009 and 2008 were $959,021,000, or 55% and $892,001,000 or 67%, respectively, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2009, approximately 84% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 10% of the loan portfolio consisted of commercial loans (not secured by real estate) and 6% of our loan portfolio consisted of consumer and other loans.

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Polk, Osceola, Pasco, Hernando, Hillsborough, Citrus, Sumter, Lake, Marion and Orange counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 10% and 9% of our Company’s total loan portfolio as of December 31, 2009 and 2008, respectively.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 56% and 51% of our consolidated total deposits at December 31, 2009 and 2008, respectively. Approximately 44% of our consolidated deposits at December 31, 2009, were certificates of deposit compared to 49% at December 31, 2008. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 24% of consolidated total deposits at December 31, 2009 and 27% at December 31, 2008. The majority of the deposits are generated from Polk, Osceola, Orange, Pasco, Hernando, Hillsborough, Sumter, Lake, Marion and Citrus counties. Generally, we do not accept brokered deposits and we do not solicit deposits on a national level. We obtain all of our deposits from customers in our local markets. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Deposits.”

Investments

Our investment securities portfolio available for sale was $463,186,000 and $252,080,000 at December 31, 2009 and 2008, respectively, representing 26% and 19% of our total consolidated assets. At December 31, 2009 approximately 88% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”). We do not own any private label MBS. Approximately 8%, or $35,496,000 of this portfolio is invested in municipal securities, and the remaining 4%, or $17,910,000 is invested in obligations of U.S. government agencies. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities available for sale are recorded on our balance sheet at market value at each balance sheet date. Any change in market value is recorded directly in our stockholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary. During 2009, we sold approximately $202,857,000 of these securities and recognized in our income statement a net gain on the sales of approximately $2,516,000.

We have selected these types of investments because such securities generally represent a minimal investment risk. Occasionally, we may purchase certificates of deposits of national and state banks. These investments may exceed $250,000 in any one institution (the limit of FDIC insurance for deposit accounts). Federal funds sold, money market accounts and interest bearing deposits held at the Federal Reserve Bank represent the excess cash we have available over and above daily cash needs. Federal funds sold and money market funds are invested on an overnight basis with approved correspondent banks.

We monitor changes in financial markets. In addition to investments for our portfolio, we monitor daily cash positions to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of obligations of U.S. government agencies, mortgage backed securities and federal funds. The remainder of the investment account may be placed in investment securities of different type and/or longer maturity. Daily surplus funds are sold in the federal funds market for one business day. We attempt to stagger the maturities of our securities so as to produce a steady cash-flow in the event cash is needed, or economic conditions change.

Beginning in the third quarter of 2009, we initiated a trading securities portfolio at our lead subsidiary bank. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. During 2009 we purchased approximately $32,714,000 of securities for this portfolio and sold all of them before the end of the year recognizing a net gain on sale of approximately $427,000. At December 31, 2009, we did not own any securities in our trading portfolio.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint.

Through our lead subsidiary bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the fourth quarter of 2008. This new business line was created by way of a management lift-out. We hired substantially all the employees (17) of the Royal Bank of Canada’s (“RBC”) bond sales division, who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. We augmented this group during July 2009 when we hired approximately 40 individuals who were prior employees of the failed Silverton Bank in Atlanta, Georgia.

The division operates out of leased facilities in Birmingham, Alabama and Atlanta, Georgia. The business lines are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: correspondent bank deposits (i.e. federal funds purchased); correspondent bank checking accounts; and, loans to correspondent banks. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Georgia and Alabama, but will also include several other southeastern States.

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

CSS also provides item processing services and certain other information technology (“IT”) services for our subsidiary banks. These services include; sorting, encoding, processing, and imaging checks and rendering checking and other deposit statements to commercial and retail customers, as well as provide IT services, including intranet and internet services for each subsidiary bank and the Company overall. The total cost of providing these services are charged to each subsidiary bank based on usage.

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

Gramm-Leach-Bliley Act. Enacted in 1999, the Gramm-Leach-Bliley Act permits the creation of financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The law eliminated the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

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

Bank Regulation. Central, CSB and CSNA are chartered under the national banking laws and are subject to comprehensive regulation, examination and supervision by the OCC. Valrico State Bank is a State chartered Bank and is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office. Each of the deposits of the Banks is insured by the FDIC to the extent provided by law. The Banks also are subject to various laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks submit to their examining agencies periodic reports regarding their financial condition and other matters. The bank regulatory agencies have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2009, our Tier 1 and total risk-based capital ratios were 18.0% and 19.2%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2009, our leverage ratio was 11.4%.

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

As of December 31, 2009, each of our subsidiary Banks met the capital requirements of a “well capitalized” institution.

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

Employees

As of December 31, 2009, we had a total of approximately 478 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Availability of Reports furnished or filed with the Securities and Exchange Commission (SEC)

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our internet website at www.centerstatebanks.com.

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

Developments in the last two years in the capital markets have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing in the 2010 and beyond. Loan portfolio performance has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of collateral. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Developments in the financial services industry and the impact of any new legislation in response to those developments could negatively impact us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

The U.S. federal, state and foreign governments have taken and continue to consider taking extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful. In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008), or the EESA, and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009), or the ARRA. With authority granted under these laws, the Treasury has proposed a financial stability plan that is intended to:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation;

•	temporarily increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.

In addition, President Obama recently announced a financial regulatory reform proposal, and the House and Senate are expected to consider competing proposals over the coming years. There can be no assurance that the financial stability plan proposed by the Treasury Department, the other proposals under consideration or any other legislative or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences.

Deterioration in local economic and housing markets has led to loan losses and reduced earnings and could lead to additional loan losses and reduced earnings.

For the past two years, there has been a dramatic decrease in housing and real estate values in Florida, coupled with a significant increase in the rate of unemployment. These trends have contributed to an increase in the Banks’ non-performing loans and reduced asset quality. As of December 31, 2009, the Company’s non-performing loans were approximately $42.3 million, or 4.42% of the loan portfolio. Nonperforming assets were approximately $53.5 million as of this same date, or 3.05% of total assets. In addition, we had approximately $12.2 million in accruing loans that were between 30 and 89 days delinquent at December 31, 2009. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on the Banks’ loan portfolios and real estate owned as the Banks continue to reassess the market value of their loan portfolios, the losses associated with the loans in default and the net realizable value of real estate owned.

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

The Banks’ commercial and commercial real estate loans at December 31, 2009 and 2008 were $536.8 million and $515.0 million, respectively, or 56% and 58% of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

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

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. Over the past two years, the rate of growth of each of these four factors has decreased substantially and in some cases has turned negative. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. Our specific market areas have experienced decreased growth, which has affected the ability of our customers to repay their loans to us and has generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure loans with real estate collateral. At December 31, 2009, approximately 84% of the Banks’ loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if any of the Banks ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. Although the Banks had no wholesale brokered deposits as of December 31, 2009, they had $31.5 million of in-market Cedars deposits, which are considered brokered deposits for regulatory purposes.

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

FDIC insurance premiums increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15% within eight years. The

FDIC amended its prior ruling on deposit assessments to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009, and for all of 2010, 2011 and 2012. This prepaid assessment was collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter 2009. The FDIC also increased annual assessment rates uniformly by three basis points beginning 2011. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2010 and for the foreseeable future.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the OCC, the FDIC, FINRA, the SEC, and the Florida Office. These regulations are primarily intended to protect depositors, not shareholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

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

Our Holding Company owns no real property. Our corporate office is leased from one of our subsidiary banks, and is located at 42745 U.S. Highway 27, Davenport, Florida 33837. Our Company, through our Banks, currently operates a total of 38 banking offices. Of these offices there are two “mini” offices in active adult communities. These offices are leased for nominal amounts, and generally consist of a room that is set aside for us in the community club house or community center. These offices are opened for abbreviated periods and cater to the residents of the gated community. Of the 36 full service offices, we lease four of which two of these we built the building but are leasing the land. We own thirty and have a purchase agreement on the other two. See Note 7 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K and Managements Discussion and Analysis – Bank Premises and Equipment, for additional information regarding our premises and equipment.

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

Item 4.	Reserved

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our Common Stock are traded on the Nasdaq Global Select Market. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2009 and 2008.

	2009		2008
	High	Low	High	Low
1st Quarter	$17.15	$6.21	$17.61	$12.12
2nd Quarter	12.94	7.32	14.34	10.40
3rd Quarter	9.39	6.50	18.00	9.70
4th Quarter	10.92	6.92	18.00	12.81

As of December 31, 2009, there are 25,773,229 shares of common stock outstanding. There were approximately 979 registered shareholders as of that date, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter. The following sets forth per share cash dividends paid during 2009 and 2008.

	2009	2008
1st Quarter	$0.04	$0.04
2nd Quarter	$0.01	$0.04
3rd Quarter	$0.01	$0.04
4th Quarter	$0.01	$0.04

The payment of dividends is a decision of our Board of Directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. Also, during the period the Company was under TARP restrictions, between November 21, 2008 and September 30, 2009, the Company was under a further restriction prohibiting any quarterly cash dividend in excess of $0.04 per share. The source of funds for payment of dividends by our Holding Company is dividends received from our Banks, or excess cash available at the Holding Company level. Payments by our subsidiary Banks to our Holding Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of our Banks to pay dividends to our Holding Company. The bank regulatory agencies also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Our subsidiaries may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. As to a state bank, no dividends may be paid at a time when the Bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the Bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office or a Federal regulatory agency.

Share Repurchases

We did not repurchase any shares of our common stock during 2009.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the NASDAQ Global Select Market. The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the SNL Southeast Bank Index and the NASDAQ Bank Index, since December 31, 2004 (assuming a $100 investment on December 31, 2004 and reinvestment of all dividends).

	2004	2005	2006	2007	2008	2009
CenterState Banks, Inc.	100	109	133	77	110	66
SNL Southeast Bank Index	100	102	120	90	37	37
NASDAQ Bank Index	100	96	106	83	63	51

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2009 and 2008, and the three year period ended December 31, 2009, presented elsewhere herein.

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS:
Total interest income	$73,944	$68,082	$75,173	$59,113	$40,266
Total interest expense	(22,290)	(27,797)	(32,825)	(22,010)	(11,722)

Net interest income	51,654	40,285	42,348	37,103	28,544
Provision for loan losses	(23,896)	(6,520)	(2,792)	(717)	(1,065)

Net interest income after provision for loan losses	27,758	33,765	39,556	36,386	27,479
Non-interest income	9,620	7,251	7,097	5,896	5,180
Income from correspondent banking and bond sales division	17,916	1,412	—	—	—
Net gain (loss) on sale of securities available for sale	2,516	661	7	17	(3)
Gain on sale of bank branch office real estate	—	1,483	—	—	—
Sale of bank shell	—	—	1,000	—	—
Impairment charge- core deposit intangible	(1,200)	—	—	—	—
Credit related expenses	(4,553)	(1,006)	(76)	—	—
Non-interest expense	(62,961)	(38,930)	(35,888)	(28,981)	(22,602)

(Loss) income before income taxes	(10,904)	4,636	11,696	13,318	10,054
Income tax benefit (expense)	4,687	(1,215)	(3,897)	(4,859)	(3,724)

Net (loss) income	$(6,217)	$3,421	$7,799	$8,459	$6,330

PER COMMON SHARE DATA:
Basic (loss) earnings per share	$(0.47)	$0.26	$0.64	$0.77	$0.68
Diluted (loss) earnings per share	$(0.47)	$0.26	$0.63	$0.75	$0.66
Common equity per common share outstanding	$8.90	$12.22	$11.92	$10.54	$9.26
Tangible common equity per common share outstanding	$7.53	$9.64	$9.28	$9.38	$8.77
Dividends per common share	$0.07	$0.16	$0.15	$0.14	$0.13
Actual shares outstanding	25,773,229	12,474,315	12,436,407	11,129,020	10,500,772
Weighted average common shares outstanding	17,905,042	12,452,375	12,108,590	10,964,890	9,357,046
Diluted weighted average common shares outstanding	17,905,042	12,585,036	12,294,537	11,232,059	9,629,194

BALANCE SHEET DATA:
Assets	$1,751,299	$1,333,143	$1,217,430	$1,077,102	$871,521
Total loans	959,021	892,001	841,405	657,963	516,658
Allowance for loan loss	23,289	13,335	10,828	7,355	6,491
Total deposits	1,305,036	993,800	972,620	892,806	717,337
Short-term borrowings	195,501	141,183	75,646	52,792	42,811
Corporate debenture	12,500	12,500	12,500	10,000	10,000
Preferred stockholders’ equity	—	26,787	—	—	—
Common stockholders’ equity	229,410	152,378	148,282	117,332	97,241
Total stockholders’ equity	229,410	179,165	148,282	117,332	97,241
Tangible capital	194,148	147,099	115,439	104,386	92,087
Goodwill	32,840	28,118	28,118	9,863	4,675
Core deposit intangible (CDI)	2,422	3,948	4,725	3,083	479
Average total assets	1,771,034	1,238,005	1,189,268	981,640	808,177
Average loans	923,080	856,260	791,886	605,236	482,819
Average interest earning assets	1,628,798	1,108,180	1,068,591	894,286	744,298
Average deposits	1,254,169	975,352	963,033	807,471	678,149
Average interest bearing deposits	1,047,436	823,121	775,282	610,732	496,046
Average interest bearing liabilities	1,346,051	923,591	854,251	670,562	544,663
Average total stockholders’ equity	206,914	154,521	138,425	109,794	78,037

Selected Consolidated Financial Data—continued

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2009	2008	2007	2006	2005
SELECTED FINANCIAL RATIOS:
Return on average assets	(0.35%)	0.28%	0.66%	0.86%	0.78%
Return on average equity	(3.00%)	2.21%	5.63%	7.70%	8.11%
Dividend payout	na	58%	23%	18%	19%
Efficiency (1)	84%	81%	73%	68%	67%
Net interest margin, tax equivalent basis (2)	3.22%	3.70%	4.01%	4.17%	3.84%
Net interest spread, tax equivalent basis (3)	2.92%	3.19%	3.25%	3.35%	3.27%

CAPITAL RATIOS:
Tier 1 leverage ratio	11.36%	12.59%	10.78%	11.23%	12.35%
Risk-based capital
Tier 1	17.99%	16.17%	13.80%	15.60%	18.10%
Total	19.25%	17.43%	14.97%	16.60%	19.23%
Tangible common equity ratio	11.31%	9.25%	9.75%	9.81%	10.63%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	1.51%	0.47%	0.12%	0.08%	0.05%
Allowance to period end loans	2.43%	1.49%	1.29%	1.12%	1.26%
Allowance for loan losses to non-performing loans	55%	67%	266%	1,206%	430%
Non-performing assets to total assets	3.05%	1.86%	0.40%	0.06%	0.18%

OTHER DATA:
Banking locations	38	37	37	30	26
Full-time equivalent employees	478	399	371	320	275

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income, exclusive of non-recurring items.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The sum of the four quarters of earnings per share may not equal the total earnings per share for the full year due to rounding and due to the additional shares issued pursuant to our capital offering in August 2009. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data

(unaudited)

(Dollars are in thousands)

	2009				2008
(Dollars in thousands except for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$18,144	$18,847	$18,906	$18,047	$16,429	$16,821	$16,866	$17,966
Interest expense	(4,659)	(5,022)	(6,054)	(6,555)	(6,364)	(6,445)	(6,836)	(8,152)

Net interest income	13,485	13,825	12,852	11,492	10,065	10,376	10,030	9,814
Provision for loan losses	(9,386)	(8,682)	(4,125)	(1,703)	(2,637)	(1,764)	(1,515)	(604)

Net interest income after provision for loan losses	4,099	5,143	8,727	9,789	7,428	8,612	8,515	9,210
Non-interest income	2,792	2,649	2,204	1,975	1,934	1,810	1,750	1,757
Income from correspondent banking and bond sales division	7,119	5,630	2,610	2,557	1,412	—	—	—
Gain on sale of bank branch office real estate	—	—	—	—	—	—	1,483	—
Securities gain (loss)	1,538	257	303	418	426	197	(6)	44
Impairment charge on core deposit intangible	(1,200)	—	—	—	—	—	—	—
Non-interest expenses	(21,005)	(17,663)	(15,145)	(13,701)	(11,356)	(9,613)	(9,560)	(9,407)

(Loss) income before income tax	(6,657)	(3,984)	(1,301)	1,038	(156)	1,006	2,182	1,604
Income tax benefit (expense)	2,630	1,754	569	(266)	237	(245)	(714)	(493)

Net (loss) income	$(4,027)	$(2,230)	$(732)	$772	$81	$761	$1,468	$1,111

Basic (loss) earnings per common share	$(0.16)	$(0.17)	$(0.09)	$0.03	$(0.01)	$0.06	$0.12	$0.09
Diluted (loss) earnings per common share	$(0.16)	$(0.17)	$(0.09)	$0.03	$(0.01)	$0.06	$0.12	$0.09

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2009 and 2008, and the results of operations for the years ended December 31, 2009, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

Executive Summary

Organizational structure

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company,” “Corporate,” “CenterState” or “CSFL”), and our four wholly owned subsidiary banks, and their wholly owned subsidiary, CenterState Shared Services (“CSS”).

Our subsidiary banks operate through 38 locations in ten counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. CSS is a wholly owned subsidiary of our subsidiary banks, which provides item processing services, human resource services, credit analyst services and information technology services for these subsidiary banks.

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

At December 31, 2009, our four subsidiary banks are operating an aggregate of 38 bank branch locations in ten Counties in Central Florida as summarized in the table below:

Subsidiary Banks	No. of locations	Counties
CenterState Bank Central Florida, N.A. (“Central”)	6	Osceola, Orange
CenterState Bank, N.A. (“CSB/West”)	11	Pasco, Hernando, Citrus, Sumter, Lake
CenterState Bank of Florida (“CSB/Polk”)	16	Polk, Marion
Valrico State Bank (“VSB”)	5	Hillsborough

Correspondent banking division

Through our lead subsidiary bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the fourth quarter of 2008. This new business line was created by way of a management lift-out. We hired substantially all the employees (17) of the Royal Bank of Canada’s (“RBC”) bond sales division, who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. We augmented this group during July 2009 when we hired approximately 40 individuals who were prior employees of the failed Silverton Bank in Atlanta, Georgia.

The division operates out of leased facilities in Birmingham, Alabama and Atlanta, Georgia. The business lines are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: correspondent bank deposits (i.e. federal funds purchased); correspondent bank checking accounts; and loans to correspondent banks. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Georgia and Alabama, but will also include several other southeastern States.

Branching activities

We closed three small branches during 2009. The first one was closed March 31, 2009. It had been operating since 1996 and had total deposits of approximately $12 million. We sold the real estate and transferred the deposit and loan accounts to the nearest existing office. The other two were closed April 15, 2009. One operated from a leased facility since it opened in August 2007. It had less than $3 million in deposits. The other operated from a building owned by the Company since it opened in October 1998. It had approximately $10 million in deposits. We have the facility listed for sale. The deposit and loan accounts were transferred to other existing branches.

We did not open any new branches during 2009. However, we acquired four additional branches with $178 million of deposits pursuant to a FDIC assisted transaction on January 30, 2009. We purchased the deposits of the Ocala National Bank (“ONB”) from the FDIC for approximately $3 million, a premium of approximately 1.7%. Initially, we did not purchase any loans pursuant to this transaction, but subsequently we selected $18 million of loans included in the ONB loan portfolio, hand picked by our internal credit officers, which we purchased at par with no loss protection. ONB operated from four locations all within Ocala, Florida. Two were leased and two were owned. We subsequently purchased one of the leased locations, have agreed to purchase the two owned locations, and have entered into a short-term lease on the remaining leased location, while renovation is occurring at a new location which we have purchased, after which we will move the remaining leased facility to this new nearby location.

Capital offering

During the third quarter of this year we raised additional capital through a public stock offering. We sold a total of 13,271,000 common shares at $6.50 per share. After investment banking fees and other expenses, the net increase to our common equity was approximately $81 million. At the time, this raise made us one of the strongest capitalized publicly traded bank in Florida. The purpose of the offering was partly defensive but primarily offensive in nature.

Although our credit metrics compare favorably to our peers in Florida, they were, and are, the worst we have ever seen compared to our own historical performance. We are in the greatest recession since the Great Depression. The real estate market is in crisis, especially in Florida, and approximately 84% of our loans are collateralized by real estate, primarily located in central Florida. Part of this capital raise was to mitigate against the effects of a continued challenging real estate market.

Sometimes the greatest opportunities can present themselves in a crisis. During 2009, 140 banks failed and were closed by the FDIC. We believe that the number will be significantly larger in 2010. We also believe that many of these bank failures will be in Florida, including those within or near our own market areas. We see a generational opportunity to potentially acquire several of these failed banks pursuant to FDIC assisted transactions including loss share arrangements. Raising this additional capital helps position ourselves to potentially take advantage of these future opportunities.

TARP issuance and subsequent repurchase

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

For a detailed description of this program, what we agreed to do and what we received, refer to our Form 8-K filed on November 24, 2008, as well as our Form S-3 filed on December 17, 2008 and our 424B2 Prospectus filed on January 2, 2009. In summary, we issued 5% Cumulative Perpetual Preferred Stock along with a Warrant to purchase up to 250,825 shares of our common stock at an exercise price of $16.67 to the U.S. Department of Treasury, in exchange for $27,875,000 cash, which we received on November 21, 2008. The program provides that if an issuer raises qualifying equity capital (equal to $27,875,000 in the case of the Company) or more prior to December 31, 2009, half of the Warrant (125,412 shares in the case of the Company) will be cancelled.

On September 30, 2009, we repurchased the Preferred Shares issued pursuant to TARP, as described above. Also, because we raised qualifying common equity during 2009, as described previously, half of the 250,825 share Warrant was cancelled, pursuant to the TARP agreement. We purchased the remaining Warrant for 125,413 shares from Treasury for $212,000 on October 28, 2009.

Increase of authorized common shares

On December 15, 2009, a special shareholders meeting was held at which our shareholders voted to increase the number of common shares authorized from 40,000,000 to 100,000,000. Among the reasons for this increase in authorized shares was to allow for some flexibility in case a large FDIC assisted transaction presented itself, which might require us to raise some incremental capital specific to the transaction, and we had to act quickly.

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

We maintain an allowance for loan losses that we believe is adequate to absorb probable incurred losses inherent in our loan portfolio. The allowance consists of two components. The first component consists of amounts specifically reserved (“specific allowance”) for specific loans identified as impaired, as defined by FASB Accounting Standards Codification No. 310 (“ASC 310”). Impaired loans are those loans that management has estimated will not repay as agreed upon. Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principle and interest eventually, and therefore no specific reserve is warranted.

The second component is a general reserve (“general allowance”) on all of the Company’s loans other than those identified as impaired. We group these loans into categories with similar characteristics and then apply a loss factor to each group which is derived from our historical loss factor for that category adjusted for current internal and external environmental factors, as well as for certain loan grading factors. The aggregate of these two components results in our total allowance for loan losses.

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measure at the fair value and then amortized on an accelerated method over their estimated useful lives, generally 10 years.

Goodwill and intangible assets are described further in Note 8 of the notes to the consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008.

Net Income

Our net loss for the year ended December 31, 2009 was $6,217,000 or $0.47 loss per share basic and diluted, compared to net income of $3,421,000, or $0.26 earnings per share basic and diluted for the year ended December 31, 2008.

The primary reasons for the decrease in 2009 earnings compared to 2008, was the increase in our loan loss provision ($23,896,000 versus $6,520,000), and an increase in our other credit related expenses ($4,553,000 versus $1,006,000), both of which were reflections of the continued deterioration of the real estate market in Florida specifically and the overall economy in general. These and other factors contributing to our 2009 net loss are discussed below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $11,369,000 or 28% to $51,654,000 during the year ended December 31, 2009 compared to $40,285,000 for the same period in 2008. The increase was the result of a $5,862,000 increase in interest income plus a $5,507,000 decrease in interest expense.

Interest earning assets averaged $1,628,798,000 during the year ended December 31, 2009 as compared to $1,108,180,000 for the same period in 2008, an increase of $520,618,000, or 47%. The yield on average interest earning assets decreased 160 basis points (“bps”) to 4.54% (162bps to 4.58% tax equivalent basis) during the year ended December 31, 2009, compared to 6.14% (6.20% tax equivalent basis) for the same period in 2008. The combined net effects of the $520,618,000 increase in average interest earning assets and the 160bps decrease in yield on average interest earning assets resulted in the $5,862,000 ($5,924,000 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $1,346,051,000 during the year ended December 31, 2009 as compared to $923,591,000 for the same period in 2008, an increase of $422,460,000, or 46%. The cost of average interest bearing liabilities decreased 135bps to 1.66% during the year ended December 31, 2009, compared to 3.01% for the same period in 2008. The combined net effects of the $422,460,000 increase in average interest bearing liabilities and the 135bps decrease in cost of average interest bearing liabilities resulted in the $5,507,000 decrease in interest expense between the two years. See the tables “Average Balances – Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances(8)—Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2009			2008
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Loans (1) (2) (7)	$923,080	$53,528	5.80%	$856,260	$57,519	6.72%
Securities available for sale—taxable	475,160	18,436	3.88%	154,270	7,822	5.07%
Securities available for sale—tax exempt (7)	36,634	2,098	5.73%	38,070	2,060	5.41%
Federal funds sold and other	193,924	608	0.31%	59,580	1,345	2.26%

TOTAL INTEREST EARNING ASSETS	$1,628,798	$74,670	4.58%	$1,108,180	$68,746	6.20%

Allowance for loan losses	(15,958)			(11,750)
All other assets	158,194			141,575

TOTAL ASSETS	$1,771,034			$1,238,005

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$167,269	$849	0.51%	$141,756	$953	0.67%
Money market	152,005	1,960	1.29%	112,957	2,298	2.03%
Savings	119,768	1,197	1.00%	67,215	733	1.09%
Time deposits	608,394	16,515	2.71%	501,193	20,952	4.18%
Repurchase agreements	24,276	100	0.41%	30,818	459	1.49%
Other borrowed funds (3)	261,839	1,196	0.46%	57,152	1,584	2.77%
Corporate debenture (4)	12,500	473	3.78%	12,500	818	6.54%

TOTAL INTEREST BEARING LIABILITIES	$1,346,051	$22,290	1.66%	$923,591	$27,797	3.01%

Demand deposits	206,733			152,231
Other liabilities	11,336			7,662
Total stockholders’ equity	206,914			154,521
TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$1,771,034			$1,238,005

NET INTEREST SPREAD (tax equivalent basis) (5)			2.92%			3.19%

NET INTEREST INCOME (tax equivalent basis)		$52,380			$40,949

NET INTEREST MARGIN (tax equivalent basis) (6)			3.22%			3.70%

(1)	Loan balances are net of deferred origination fees and costs. Non accrual loans are included in total loan balances.

(2)	Interest income on average loans includes loan fee recognition of $432 and $336 for the years ended December 31, 2009 and 2008, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances, Federal Funds Purchased and correspondent bank deposits (Federal Funds Purchased).
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of ($19) and ($1) during year ended December 31, 2009 and 2008, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(8)	Averages balances are average daily balances.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2009 versus 2008
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$4,266	$(8,257)	$(3,991)
Securities available for sale - taxable	12,838	(2,224)	10,614
Securities available for sale – tax exempt	(79)	117	38
Federal funds sold and other	1,143	(1,880)	(737)

TOTAL INTEREST INCOME (tax equivalent basis)	$18,168	$(12,244)	$5,924

INTEREST EXPENSE
Deposits
NOW accounts	$154	$(258)	$(104)
Money market accounts	653	(991)	(338)
Savings	530	(66)	464
Time deposits	3,886	(8,323)	(4,437)
Repurchase agreements	(81)	(278)	(359)
Other borrowed funds	1,831	(2,219)	(388)
Corporate debenture	—	(345)	(345)

TOTAL INTEREST EXPENSE	$6,973	$(12,480)	$(5,507)

NET INTEREST INCOME (tax equivalent basis)	$11,195	$236	$11,431

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

Provision for Loan Losses

The provision for loan losses (expense) increased $17,376,000, to $23,896,000 during the year ending December 31, 2009 compared to $6,520,000 for the comparable period in 2008. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2009 was $30,052,000 compared to $10,807,000 for the comparable period in 2008. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

(in thousands of dollars)	2009	2008	$ increase (decrease)	% Increase (decrease)
Service charges on deposit accounts	$5,450	$4,490	$960	2.1%
Commissions from bond sales	17,916	1,412	16,504	1,168.8%
Commissions from mortgage broker activities	129	87	42	48.3%
Commissions from sale of mutual funds and annuities	532	503	29	5.8%
Debit card and ATM fees	1,341	1,075	266	24.7%
Loan related fees	452	402	50	12.4%
BOLI income	550	387	163	42.1%
Trading securities revenue	427	—	427	n/a
Other service charges and fees	660	320	340	106.2%
Gain (loss) on sale or disposition of fixed assets	79	(13)	92	707.7%
Gain on sale of securities	2,516	661	1,855	280.6%

Subtotal	$30,052	$9,324	$20,728	222.3%

Gain on sale of bank branch office real estate	—	1,483	(1,483)	n/a

Total non-interest income	$30,052	$10,807	$19,245	178.1%

We sold one of our branch office buildings on April 1, 2008 for $2,500,000 and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. We recognized a pre-tax gain on the sale of approximately $1,483,000 during April. We did not renew the lease, and closed the office on March 31, 2009. We transferred all the loan and deposit accounts to one or more of our existing offices. See “Executive Summary” for a discussion on our branching activity including this sale.

We initiated a correspondent banking division during the fourth quarter of 2008. The primary revenue generator of this new business unit is bond sales to correspondent banks. During the fourth quarter of 2008, we recognized $1,412,000 of gross revenue from commissions on bond sales. During 2009 we recognized $17,916,000 of gross revenue from commissions on bond sales. See “Executive Summary” for further discussion relating to our new correspondent banking division.

We sold approximately $202,857,000 of securities available for sale during 2009, generating a net gain on sale of $2,516,000. During the previous year we sold approximately $38,034,000 of securities available for sale generating a net gain on sale of $661,000. The sales were a result of liquidity management and asset/liability management.

During the third quarter of 2009 we initiated a trading securities portfolio at our lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, included in the list above. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. During 2009 we purchased approximately $32,714,000 of securities for this portfolio and sold all of them before the end of the year recognizing a net gain on sale of approximately $427,000. At December 31, 2009, we did not own any securities in our trading portfolio. This activity was initiated to take advantage of market opportunities, when presented, for short term revenue gains.

Bank owned life insurance (“BOLI”) income is up year to year primarily due to the purchase of an additional $5,000,000 of BOLI early in 2009. Many of the other normal recurring related revenue items listed above have increased year to year due to our internally generated growth as well as our purchase of additional customer relationships related to the Ocala National Bank transaction in January 2009. Commissions from mortgage broker activities is dependent on market place forces including supply and demand of single family residential property in our local markets, and the interest rate environment which primarily effects refinancing activity. Sales of mutual funds and annuities are somewhat dependent on market place forces as well, but is also related to the successful efforts of our investment sales representatives. These commissions will fluctuate period to period.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2009 increased $28,778,000, or 72.1%, to $68,714,000, compared to $39,936,000 for 2008. The table below breaks down the individual components. Amounts are in thousands of dollars.

(in thousands of dollars)	2009	2008	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$29,955	$17,172	$12,783	74.4%
Employee incentive/bonus compensation	2,223	763	1,460	191.3%
Employee stock based compensation	419	402	17	4.2%
Employer 401K matching contributions	538	484	54	11.2%
Deferred compensation expense	233	149	84	56.4%
Health insurance and other employee benefits	1,869	1,743	126	7.2%
Payroll taxes	1,714	1,209	505	41.8%
Other employee related expenses	439	433	6	1.4%
Incremental direct cost of loan origination	(720)	(871)	151	(17.3%)

Total salaries, wages and employee benefits	$36,670	$21,484	$15,186	70.7%

Occupancy expense	5,375	4,143	1,232	29.7%
Depreciation of premises and equipment	2,882	2,590	292	11.3%
Supplies, stationary and printing	848	743	105	14.1%
Marketing expenses	1,910	1,359	551	40.5%
Data processing expense	2,417	1,141	1,276	111.8%
Legal, auditing and other professional fees	2,354	1,245	1,109	89.1%
Bank regulatory related expenses	3,114	1,230	1,884	153.2%
Postage and delivery	425	367	58	15.8%
ATM and debit card related expenses	1,060	724	336	46.4%
CDI amortization	792	777	15	1.9%
CDI impairment	1,200	—	1,200	—%
Impairment of excess bank owned land held for sale	939	—	939	—%
Loss on sale of repossessed real estate (“OREO”)	772	51	721	1,413.7%
Valuation write down of repossessed real estate (“OREO”)	2,188	434	1,754	404.1%
Loss on repossessed assets other than real estate	544	125	419	335.2%
Foreclosure related expenses	1,049	396	653	164.9%
Internet and telephone banking	499	358	141	39.4%
Operational write-offs and losses	225	291	(66)	(22.7%)
Correspondent accounts and Federal Reserve charges	319	263	56	21.3%
Conferences/Seminars/Education/Training	392	223	169	75.8%
Director fees	332	321	11	3.4%
Other expenses	2,408	1,671	737	44.1%

Total non-interest expense	$68,714	$39,936	$28,778	72.1%

Overall, our non interest expenses increased significantly due to the growth in our business from the initiation of the correspondent banking business in Birmingham, Alabama (November 2008) and in Atlanta, Georgia (July 2009). See “Executive Summary” for a discussion relating to our new correspondent banking division. We also acquired four Ocala National Bank offices from the FDIC in January 2009. In addition to the added cost from growth, we also incurred substantially more credit related expenses this year compared to last year, due to the deterioration in real estate market. We also incurred an impairment charge relating to a core deposit intangible. Significant line items listed above are discussed in more detail below.

Our largest non interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for 2009 accounted for 53% of our total non-interest expense, and 54% for 2008. Referring to the table above, employee salaries and wages increased by $12,783,000, or 74.4% to $29,955,000 for 2009, compared to $17,172,000 for 2008. The increase was primarily due to the correspondent banking division started in November 2008. The majority of employee salaries and wage expense from the correspondent banking division is related to commissions on bond sales, which is all variable based. The expense for 2009 was approximately $12,022,000 compared to $674,000 for 2008. The increase was due to a full year in 2009 versus two months for 2008 for the Birmingham office. The Atlanta office did not open until July 2009.

Excluding the correspondent banking division, discussed above, total salaries and wage expense was $17,933,000 for 2009 compared to $16,498,000 for 2008. This increase was due to the increase in full time equivalent employees (“FTEs”), excluding correspondent banking division. We closed three small branches during 2009, but acquired four larger branch offices in January 2009, which is the primary reason for the increase in FTEs, along with our internal growth. The table below summarizes the above discussion (in thousands of dollars).

	Year 2009	Year 2008
Employee salary and wages	$29,955	$17,172
Remove correspondent banking division salary and wages	(12,022)	(674)

Employee salary and wages, excluding correspondent banking division	$17,933	$16,498

Total average FTEs	447.7	388.2
Remove correspondent banking division average FTEs	(38.1)	(2.8)

Average FTEs excluding correspondent banking division	409.6	385.4

Cost per average FTE, excluding correspondent banking division	$44	$43

We use a combination of performance incentive/bonus guidelines to motivate our employees to perform. These are primarily tied to earnings performance and growth metrics at each business unit. As our net income increases and our assets grow, our employee incentive/bonus compensation also increases. In addition, we also have incentive compensation programs tied to growth of core deposits for certain employee classes responsible for these types of deposit customer relationships. Although we reported a net loss for 2009 on a consolidated basis, two of our banks were profitable. In addition, our performance guidelines reward balance sheet growth as well, up to certain levels. As a result, several business units qualified for an incentive award. Approximately 80% of the $2,223,000 employee incentive/bonus compensation recognized during 2009 relates to our largest subsidiary bank, which is also our most profitable. The remaining 20% was dispersed among most of the remaining business units and several of the senior corporate officers. See our “Compensation Discussion and Analysis” in our current years’ Proxy Statement for a discussion of executive compensation.

During 2009 our occupancy expense increased by $1,232,000 (29.7%) and our depreciation expense increased by $292,000 (11.3%) compared to 2008. This increase was due to the correspondent banking division which opened an office in Birmingham in November 2008 and in Atlanta in July 2009. In addition we acquired four larger bank branch offices in Ocala in January 2009 and closed three small ones in April 2009.

Marketing expenses increased by $551,000, or 40.5% year to year. Most of this increase relates to the checking account marketing campaign which had previously been in place at one of our banks. That bank is continuing the program and our other three banks have started the program during various times in 2008. In addition to this program, the Company is also investing in another marketing effort related to the internet.

Data processing expenses increased by $1,276,000 (111.8%) during 2009 compared to 2008. This increase was primarily due to adding, converting and integrating our new correspondent banking division offices both in Birmingham and in Atlanta. These offices, with their Bloomberg terminals and other specialized IT equipment requirements are significantly more expensive than our average commercial bank branch office. However, in addition to converting these offices, we also converted four offices in Ocala which we purchased from the FDIC in January, after operating dual systems for almost four months during the conversion process.

The increase in the line item legal, accounting and other professional expenses was primarily due to monthly consulting fees paid relating to the correspondent banking business initiated during the fourth quarter of 2008, consulting fees paid for services relating to managing foreclosure and repossessed properties, outsourcing fees related to certain internal audit functions, and increases in legal fees associated with various lease negotiations, new and potentially new business lines and various regulatory issues.

We recognized a core deposit impairment charge related to deposits acquired in our 2006 acquisition of the former Mid Florida bank, now part of our CSNA bank. The transaction account balances have decayed faster than originally expected, and as such a write down in value was required.

We also recognized an impairment charge of $939,000 related to excess bank property held for sale. This property was not acquired as a result of foreclosed loans, but was purchased by the bank for future expansion, and in one case relates to a single family home purchased by the Company several years ago, at the then appraised value, as a result of moving one of our executive officers. Our intentions are to sell these parcels of land. During the last quarter of 2009, we obtained new appraisals and wrote the properties down to estimated market values based on these appraised values less estimated cost to sell.

Bank regulatory expenses, including deposit insurance expense, increased by $1,884,000, or 153.2% in 2009 compared to 2008. This increase was a result of increased deposit insurance premiums, which were a result of increased rates and growth in deposits, and a special assessment levied by the FDIC of approximately $800,000 during the second quarter of 2009. In December 2009, each of our banks were required to prepay a three year insurance premium, which in the aggregate is approximately $6,855,000 and is included in prepaid expenses and other assets in our Consolidated Balance Sheet.

Loss from the sale of repossessed real estate, loss from the write down in valuation of repossessed real estate and losses from other repossessed assets as well as foreclosure related expenses as a group was $4,553,000 during 2009 compared to $1,006,000 during 2008, resulting in an increase of $3,547,000, or 353%. The increase is reflective of the deterioration in the real estate market in central Florida and the economy in general.

Income Tax (Benefit)/Provision

We recognized an income tax benefit for the year ended December 31, 2009 of $4,687,000 (an effective tax rate of 43.0%) compared to an income tax provision (expense) of $1,215,000 (an effective tax rate of 26.2%) for the year ended December 31, 2008. The reason our current year’s effective tax rate was higher than our statutory tax rate is because we had substantial tax exempt income in excess of non deductible expenses thereby increasing our taxable loss substantially above our book loss as recorded in our Consolidated Statement of Operations. The primary reason for the difference in effective tax rates between the two years is that we went from a relative small pre-tax income amount in 2008 to a much larger pre-tax loss in 2009. The table below demonstrates this difference.

	Year 2009	Year 2008
(loss) income before provision for income taxes	$(10,904)	$4,636
net tax exempt income	(1,551)	(1,408)

taxable (loss) income	(12,455)	3,228
statutory income tax rates	37.63%	37.63%

income tax (benefit) provision	$ (4,687)	$1,215

effective tax rates	43.0%	26.2%

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007.

Net Income

Our net income for the year ended December 31, 2008 was $3,421,000 or $0.26 per share basic and diluted, compared to $7,799,000 or $0.64 per share (basic) and $0.63 per share (diluted) for the year ended December 31, 2007.

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

Interest earning assets averaged $1,108,180,000 during the year ended December 31, 2008 as compared to $1,068,591,000 for the same period in 2007, an increase of $39,589,000, or 4%. The yield on average interest earning assets decreased 89 basis points (“bps”) to 6.14% (89bps to 6.20% tax equivalent basis) during the year ended December 31, 2008, compared to 7.03% (7.09% tax equivalent basis) for the same period in 2007. The combined net effects of the $39,589,000 increase in average interest earning assets and the 89bps decrease in yield on average interest earning assets resulted in the $7,091,000 ($6,968,000 tax equivalent basis) decrease in interest income between the two years.

Interest bearing liabilities averaged $923,591,000 during the year ended December 31, 2008 as compared to $854,251,000 for the same period in 2007, an increase of $69,340,000, or 8%. The cost of average interest bearing liabilities decreased 83bps to 3.01% during the year ended December 31, 2008, compared to 3.84% for the same period in 2007. The combined net effects of the $69,340,000 increase in average interest bearing liabilities and the 83bps decrease in cost of average interest bearing liabilities resulted in the $5,028,000 decrease in interest expense between the two years.

See the tables “Average Balances—Yields & Rates,” and “Analysis of Changes in Interest Income And Expenses” below.

Average Balances(8)—Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Loans (1) (2) (7)	$856,260	$57,519	6.72%	$791,886	$61,971	7.83%
Securities available for sale—taxable	154,270	7,822	5.07%	191,674	9,388	4.90%
Securities available for sale—tax exempt (7)	38,070	2,060	5.41%	35,933	1,824	5.08%
Federal funds sold and other	59,580	1,345	2.26%	49,098	2,531	5.15%

TOTAL INTEREST EARNING ASSETS	$1,108,180	$68,746	6.20%	$1,068,591	$75,714	7.09%

Allowance for loan losses	(11,750)			(9,114)
All other assets	141,575			129,791

TOTAL ASSETS	$1,238,005			$1,189,268

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$141,756	$953	0.67%	$125,468	$1,375	1.10%
Money market	112,957	2,298	2.03%	114,457	3,314	2.90%
Savings	67,215	733	1.09%	53,195	431	0.81%
Time deposits	501,193	20,952	4.18%	482,162	23,570	4.89%
Repurchase agreements	30,818	459	1.49%	58,329	2,582	4.43%
Other borrowed funds (3)	57,152	1,584	2.77%	8,765	532	6.07%
Corporate debenture (4)	12,500	818	6.54%	11,875	1,021	8.60%

TOTAL INTEREST BEARING LIABILITIES	$923,591	$27,797	3.01%	$854,251	$32,825	3.84%
Demand deposits	152,231			187,751
Other liabilities	7,662			8,841
Total stockholders’ equity	154,521			138,425
TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$1,238,005			$1,189,268

NET INTEREST SPREAD (tax equivalent basis) (5)			3.19%			3.25%

NET INTEREST INCOME (tax equivalent basis)		$40,949			$42,889

NET INTEREST MARGIN (tax equivalent basis) (6)			3.70%			4.01%

(1)	Loan balances are net of deferred origination fees and costs. Non accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $336 and $523 for the years ended December 31, 2008 and 2007, respectively.

(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances, Federal Funds Purchased and correspondent bank deposits (Federal Funds Purchased).
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of ($1) and $16 during year ended December 31, 2008 and 2007, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(8)	Average balances are average daily balances.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2008 versus 2007
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$4,778	$(9,230)	$(4,452)
Securities available for sale—taxable	(1,887)	321	(1,566)
Securities available for sale—tax exempt	112	124	236
Federal funds sold and other	457	(1,643)	(1,186)

TOTAL INTEREST INCOME (tax equivalent basis)	$3,460	$(10,428)	$(6,968)

INTEREST EXPENSE
Deposits
NOW accounts	$161	$(583)	$(422)
Money market accounts	(43)	(973)	(1,016)
Savings	131	171	302
Time deposits	901	(3,519)	(2,618)
Repurchase agreements	(882)	(1,241)	(2,123)
Other borrowed funds	1,484	(432)	1,052
Corporate debenture	41	(244)	(203)

TOTAL INTEREST EXPENSE	$1,793	$(6,821)	$(5,028)

NET INTEREST INCOME (tax equivalent basis)	$1,667	$(3,607)	$(1,940)

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

Provision for Loan Losses

The provision for loan losses (expense) increased $3,728,000, to $6,520,000 during the year ending December 31, 2008 compared to $2,792,000 for the comparable period in 2007. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance

Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2008 was $10,807,000 compared to $8,104,000 for the comparable period in 2007. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

(in thousands of dollars)	2008	2007	$ increase (decrease)	% Increase (decrease)
Service charges on deposit accounts	$4,490	$4,436	$54	1.2%
Commissions from bond sales	1,412	—	1,412	n/a
Commissions from mortgage broker activities	87	187	(100)	(53.5%)
Commissions from sale of mutual funds and annuities	503	586	(83)	(14.2%)
Debit card and ATM fees	1,075	905	170	18.8%
Loan related fees	402	381	21	5.5%
BOLI income	387	353	34	9.6%
Other service charges and fees	320	269	51	19.0%
(Loss) on sale or disposition of fixed assets	(13)	(20)	7	35.0%
Gain on sale of securities	661	7	654	9,342.9%

Subtotal	$9,324	$7,104	$2,220	31.3%

Gain on sale of bank branch office real estate	1,483	—	1,483	n/a
Sale of bank charter	—	1,000	(1,000)	n/a

Total non-interest income	$10,807	$8,104	$2,703	33.4%

We sold one of our branch office buildings on April 1, 2008 for $2,500,000 and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. We recognized a pre-tax gain on the sale of approximately $1,483,000 during April. We did not renew the lease, and closed the office on March 31, 2009. We transfered all the loan and deposit accounts to one or more of our existing offices. See “Executive Summary” for a discussion on our branching activity including this sale.

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

(in thousands of dollars)	2008	2007	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$17,172	$14,825	$2,347	15.8%
Employee incentive/bonus compensation	763	1,501	(738)	(49.2%)
Employee stock option expense	402	509	(107)	(21.0%)
Employer 401K matching contributions	484	450	34	7.6%
Deferred compensation expense	137	—	137	—%
Health insurance and other employee benefits	1,743	2,266	(523)	(23.1%)
Payroll taxes	1,209	1,120	89	7.9%
Other employee related expenses	445	390	55	14.1%
Incremental direct cost of loan origination	(871)	(1,034)	163	15.8%

Total salaries, wages and employee benefits	$21,484	$20,027	$1,457	7.3%

Occupancy expense	4,143	3,966	177	4.5%
Depreciation of premises and equipment	2,590	2,305	285	12.4%
Supplies, stationary and printing	743	690	53	7.7%
Marketing expenses	1,359	1,096	263	24.0%
Data processing expense	1,141	1,452	(311)	(21.4%)
Legal, auditing and other professional fees	1,245	1,101	144	13.1%
Bank regulatory related expenses	1,230	468	762	162.8%
Postage and delivery	367	308	59	19.2%
ATM and debit card related expenses	724	667	57	8.5%
CDI amortization	777	842	(65)	(7.7%)
Loss on sale of repossessed real estate (“OREO”)	51	5	46	920.0%
Valuation write down of repossessed real estate (“OREO”)	434	—	434	—%
Loss on repossessed assets other than real estate	125	2	123	6,150.0%
Foreclosure related expenses	396	69	327	473.9%
Internet and telephone banking	358	283	75	26.5%
Operational write-offs and losses	291	314	(23)	(7.3%)
Correspondent accounts and Federal Reserve charges	263	259	4	1.5%
Conferences/Seminars/Education/Training	223	199	24	12.1%
Director fees	321	245	76	31.0%
Other expenses	1,671	1,666	5	0.3%

Total non-interest expense	$39,936	$35,964	$3,972	11.0%

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

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for 2008 accounted for 54% of our total non-interest expense, compared to 56% for 2007. Looking at the table above, employee salaries and wages increased by $2,347,000, or 15.8% to $17,172,000 for

2008, compared to $14,825,000 for 2007. The increase was due to (1) a 7% increase in average FTEs (“full time equivalent employees) year to year (388.2 versus 362.3), which was a result of twelve months of VSB in 2008 versus nine months in 2007, as well as adding some additional employees late in the year relating to our correspondent banking division, in addition to three of our newest branches were not opened for the entire year in 2007, but were in 2008, and (2) an 8% increase in our average salary expense per FTE year to year ($44,235 versus $40,919), which was due to adding higher compensated employees to our employee mix, as well as normal salary increases.

We use a combination of performance incentive/bonus guidelines to motivate our employees to perform. These are primarily all tied to earnings performance and growth metrics. As our net income increases and our assets grow, our employee incentive/bonus compensation also increases. In addition, we also have incentive compensation programs tied to growth of core deposits for certain employee classes responsible for these types of deposit customer relationships. As indicated in the table above, our incentive/bonus compensation expense for 2008 was $763,000, which represents a 49.2% decrease compared to $1,501,000 recorded in 2007. Comparing our 2008 financial results to 2007, our net income is less by 54% and our average assets year to year grew by 4%. Most of 2008 incentive/bonus compensation (approximately 77%) relates to two of our four banks. See our “Compensation Discussion and Analysis” in our current years’ Proxy Statement for a discussion of executive compensation.

We have been aggressively attempting to lower our employee health insurance costs since 2007. Effective October 1, 2007, we changed insurance company and third party administrators, and effective January 1, 2008, we initiated a Health Savings Account plan (“HSA”), as well as other consumer driven initiatives. The results of our efforts is reflected in the $523,000 decrease in health insurance and other employee benefits expense during 2008, compared to 2007, a 23.1% decrease.

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

Bank regulatory expenses, including deposit insurance expense, increased by $762,000, or 162.8% in 2008 compared to 2007. The banking regulatory authorities began increasing their charges to our banks during the first quarter of 2008. Given the current banking environment, these charges could continue to increase further into the foreseeable future.

Loss on repossessed real estate and other assets as well as foreclosure related expenses as a group was $1,006,000 during 2008 compared to $76,000 during 2007, resulting in an increase of $930,000, or 1,234%. The increase is reflective of the real estate environment in central Florida and the economy in general.

Income Tax Provision

The income tax provision for the year ended December 31, 2008, was $1,215,000, an effective tax rate of 26.2%, as compared to $3,897,000 for the year ended December 31, 2007, an effective tax rate of 33.3%. In 2009, we had more tax exempt interest income from tax exempt securities than last year, which is a decreasing effect on our effective tax rate. We also had more Bank Owned Life Insurance (“BOLI”) income this year than last year, which is also tax exempt and also results in a decreasing effect on our effect tax rate. In addition, we also had less stock option expense in 2008 relating to incentive stock options which are not tax deductible expenses, resulting in a decreasing effect on our effective tax rate. Because of our low taxable income this year compared to last year, our marginal federal tax was 34% in 2008 compared to 35% in the previous year. Lastly, in addition to having more tax exempt income in 2008 compared to 2007 in absolute terms, it resulted in a larger effect on our effective tax rate because we we’re working off a significantly lower taxable income number. Income taxes are described and discussed further in Note 14 of our notes to our consolidated financial statements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2009 AND DECEMBER 31, 2008

Overview

Our total assets grew by $418,156,000, or 31%, from $1,333,143,000 at December 31, 2008 to $1,751,299,000 at December 31, 2009. The increase in our total assets was funded primarily by our growth in correspondent bank deposits (federal funds purchased), our acquisition of deposits related to the FDIC assisted transaction of a failed bank in Ocala, Florida, and our public stock offering this past summer.

Securities

We account for our investments at fair value and classify them as available for sale, except for trading securities. Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

If our management intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the other than temporary impairment (“OTTI”) shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If our management does not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Our available for sale portfolio totaled $463,186,000 at December 31, 2009 and $252,080,000 at December 31, 2008, or 26% and 19%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

We use our security portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative. Typically, we remain short-term in our decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. We have designated all of our securities as available for sale, except our trading portfolio, to provide flexibility, in case an immediate need for liquidity arises. We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $11,502,000 at December 31, 2009, compared to a net unrealized gain of approximately $2,695,000 at December 31, 2008.

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

	One year or less		Over one through five years		Over five through ten years		Over ten years		Total
	$	%	$	%	$	%	$	%	$	%
AVAILABLE-FOR-SALE
US government agencies	$3,562	4.49%	$1,015	5.29%	$4,043	5.21%	$9,290	5.03%	$17,910	4.98%
State, county, & municipal	789	3.20%	3,661	4.05%	6,830	3.93%	24,216	4.06%	35,496	4.02%
Mortgage-backed securities	7,791	4.03%	218,587	4.16%	102,291	4.43%	81,111	4.76%	409,780	4.35%

Total	$12,142	4.12%	$223,263	4.17%	$113,164	4.43%	$114,617	4.63%	$463,186	4.35%

Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2009		December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AVAILABLE-FOR-SALE
US treasury securities	$—	$—	$1,001	$1,028	$3,001	$3,038
US government agencies	17,826	17,910	23,031	23,597	39,771	40,498
State, county, & municipal	35,376	35,496	37,134	35,472	38,325	38,182
Mortgage-backed securities	398,482	409,780	188,219	191,983	117,202	117,716

Total	$451,684	$463,186	$249,385	$252,080	$198,299	$199,434

Beginning in 2009, we initiated a trading securities portfolio at our lead subsidiary bank. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. During 2009 we purchased approximately $32,714,000 of securities for this portfolio and sold all of them before the end of the year recognizing a net gain on sale of approximately $427,000. At December 31, 2009, we did not own any securities in our trading portfolio. This activity was initiated to take advantage of market opportunities, when presented, for short term revenue gains.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2009, were $923,080,000, or 57% of average earning assets, as compared to $856,260,000, or 77% of average earning assets, for the year ending December 31, 2008. Total loans, net of unearned fees and cost, at December 31, 2009 and 2008 were $959,021,000 and $892,001,000, respectively, an increase of $67,020,000, or 8%. This represents a loan to total asset ratio of 55% and 67% and a loan to deposit ratio of 73% and 90%, at December 31, 2009 and 2008, respectively.

Approximately 84% of our loan portfolio is collateralized by real estate, 10% are commercial non real estate loans and the remaining 6% are consumer non real estate loans. The loans collateralized by real estate are further delineated as follows.

Residential real estate loans: These are single family home loans originated within our local market areas by employee loan officers. We do not use loan brokers to originate loans for our own portfolio, nor do we acquire loans outside of our geographical markets. The size of this portfolio is $251,634,000 representing approximately 26% of our total loans. Within this category there are approximately $9,508,000 non performing (non accrual) loans (64 loans) as of December 31, 2009.

Commercial real estate loans: This is the largest category ($438,540,000) of our loan portfolio representing approximately 46% of total loans. This category, along with commercial non real estate lending, is our primary business. There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are all located in central Florida. The borrowers are a mix of professionals, doctors, lawyers, and other small business people. Approximately 56% of these loans are owner occupied. Within this category there are approximately $21,178,000 non performing (non accrual) loans (43 loans) as of December 31, 2009.

Construction, development and land loans: We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. This category represents approximately 12% ($115,937,000) of our total loan portfolio. The majority of this amount, approximately 87%, is land development, lots, and other land loans. The remaining amount, approximately 13%, represents vertical construction and the majority of that (approximately 75%) is commercial construction. Within the total of this category ($115,937,000) there are approximately $10,735,000 non performing (non accrual) loans (42 loans) as of December 31, 2009. Of these 42 non accrual loans, 39 loans ($9,085,000) are collateralized by residential building lots, commercial building lots, undeveloped land and vacant land both residential and commercial. Of the remaining three loans, there are two speculative single family home loans ($427,000) and one which covers several properties including a warehouse and commercial buildings ($1,223,000).

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

Loan Portfolio Composition

(Dollars are in thousands)

Types of Loans

at December 31:	2009	2008	2007	2006	2005
Real estate loans:
Residential	$251,634	$223,290	$209,186	$180,869	$148,090
Commercial	438,540	434,488	385,669	291,536	219,094
Construction, development, land	115,937	92,475	108,615	60,950	36,352

Total real estate loans	806,111	750,253	703,470	533,355	403,536
Commercial	98,273	80,523	78,231	68,948	63,475
Consumer and other loans	55,376	61,939	60,687	56,684	50,413

Total loans – gross	959,760	892,715	842,388	658,987	517,424
Less: unearned fees/costs	(739)	(714)	(983)	(1,024)	(766)

Total loans	959,021	892,001	841,405	657,963	516,658
Less: allowance for loan losses	(23,289)	(13,335)	(10,828)	(7,355)	(6,491)

Total loans, net	$935,732	$878,666	$830,577	$650,608	$510,167

The repayment of loans is a source of additional liquidity for our Company. The following table sets forth the loans maturing within specific intervals at December 31, 2009.

Loan Maturity Schedule

(Dollars are in thousands)

	December 31, 2009
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction, development, land	$210,807	$401,423	$231,593	$843,823
Real estate – construction, development, land	61,683	45,077	9,177	115,937

Total	$272,490	$446,500	$240,770	$959,760

Fixed interest rate	$96,998	$311,107	$107,792	$515,897
Variable interest rate	175,492	135,393	132,978	443,863

Total	$272,490	$446,500	$240,770	$959,760

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

The allowance consists of two components. The first component consists of amounts reserved for impaired loans, as defined by ASC 310. Impaired loans are those loans that management has estimated will not repay as agreed upon. Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principle and interest eventually, and therefore no specific reserve is warranted.

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

Commercial real estate loans

Construction, development, land loans

Commercial loans (not collateralized by real estate)

Consumer and all other loans (not collateralized by real estate)

Within our five general categories, we also delineate further into sub-categories where appropriate. We then apply an adjusted loss factor to each group of loans to determine the total amount of this second component of our allowance for loan losses. The adjusted loss factor for each category of loans is a derivative of our historical loss factor for that category, adjusted for current internal and external environmental factors, as well as for certain loan grading factors. The environmental factors that we consider are listed below.

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

We consider the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at December 31, 2009 and 2008.

	December 31,		increase (decrease)
(amounts are in thousands of dollars)	2009	2008
Impaired loans	$78,948	$24,191	$54,948
Component 1 (specific allowance)	4,612	1,799	2,813
Specific allowance as percentage of impaired loans	5.84%	7.44%	(160)bps

Total loans other than impaired loans	880,073	867,810	12,072
Component 2 (general allowance)	18,677	11,536	7,141
General allowance as percentage of non impaired loans	2.12%	1.33%	79bps

Total loans	959,021	892,001	67,020
Total allowance for loan losses	23,289	13,335	9,954
Allowance for loan losses as percentage of total loans	2.43%	1.49%	94bps

During 2009, we observed increasing trends in our loan delinquencies and non-accrual loans. We also observed a degradation of real estate values nationally in general, and within Florida specifically. We believe the changes in these trends differ significantly enough from historical trends such that we have increased our general allowance risk factors.

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 2.43% at December 31, 2009 and 1.49% at December 31, 2008. Our ALLL increased by $9,954,000 during this twelve month period. Of this amount, $7,141,000 relates to an increase in our Component 2, or general allowance, which is due to changes in this component’s risk factors, as discussed above, and the growth in the loan portfolio.

The remaining $2,813,000 increase is due to an increase in our Component 1, or specific allowance. This Component is the result of specific allowance analyses prepared for each of our impaired loans.

We are committed to the early recognition of problems and to maintaining a sufficient allowance. We believe our allowance for loan losses at December 31, 2009 was adequate.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

(Dollars are in thousands)

	2009	2008	2007	2006	2005
Balance, beginning of year	$13,335	$10,828	$7,355	$6,491	$5,685

Loans charged-off:
Commercial	(830)	(856)	(206)	(368)	(225)
Real estate mortgage	(12,900)	(2,697)	(386)	(131)	—
Consumer	(353)	(636)	(405)	(99)	(134)

Total loans charged-off	(14,083)	(4,189)	(997)	(598)	(359)

Recoveries on loans previously charged-off:
Commercial	29	14	1	53	52
Real estate mortgage	65	95	16	9	31
Consumer	47	67	44	36	17

Total loan recoveries	141	176	61	98	100

Net loans charged-off	(13,942)	(4,013)	(936)	(500)	(259)

Provision for loan losses charged to expense	23,896	6,520	2,792	717	1,065
Acquisition of Mid FL	—	—	—	647	—
Acquisition of VSB	—	—	1,617	—	—

Balance, end of year	$23,289	$13,335	$10,828	$7,355	$6,491

Total loans at year end	$959,021	$892,001	$841,405	$657,963	$516,658
Average loans outstanding	$923,080	$856,260	$791,886	$605,236	$482,819

Allowance for loan losses to total loans at year end	2.43%	1.49%	1.29%	1.12%	1.26%
Net charge-offs to average loans outstanding	1.51%	0.47%	0.12%	0.08%	0.05%

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

The largest component of non performing loans is non accrual loans, which as of December 31, 2009 totaled $42,059,000 (171 loans). This amount is further delineated by loan category as follows:

Non accrual loans at 12/31/09 (in thousands of dollars)	Aggregate loan amounts	% of non accrual by category	Number of loans
Residential real estate	$9,508	23%	64
Commercial real estate	21,178	50%	43
Construction, development, land	10,735	25%	42
Commercial	424	1%	10
Consumer and other	214	1%	12

Total	$42,059	100%	171

The other component of non performing loans are loans past due greater than 90 days and still accruing interest. At December 31, 2009 there were seven loans in this category with a total aggregate balance of approximately $282,000.

OREO at December 31, 2009 was $10,196,000, which represented twenty-one single family homes ($2,654,000), fifty-eight residential lots ($1,927,000), one commercial building lot ($138,000), ten commercial buildings ($3,283,000), seven mobile homes with land ($276,000), nine parcels of unimproved land ($1,693,000), and nine mixed properties ($225,000).

At December 31, 2009 repossessed assets other than real estate consisted of seventeen mobile homes, a small boat, a RV and other equipment with an aggregate balance of $915,000.

Non performing loans as of December 31, 2009, increased $22,428,000 or 113% to $42,341,000, compared to $19,913,000 as of December 31, 2008. Non-performing loans, as a percentage of total loans at December 31, 2009 and December 31, 2008, were 4.42% and 2.23%, respectively.

Total non performing assets as of December 31, 2009, increased $28,617,000 or 115% to $53,452,000, compared to $24,835,000 as of December 31, 2008. Non-performing assets, as a percentage of total assets at December 31, 2009 and December 31, 2008, were 3.05% and 1.86%, respectively.

The increases in non performing loans and non performing assets are a reflection of the real estate market in Florida and the overall economy in general.

Interest income not recognized on non-accrual loans was approximately $974,000, $490,000 and $78,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The table below summarizes non performing loans and assets for the periods provided.

Non Performing Loans and Non Performing Assets

(Dollars are in thousands)

	December 31,
	2009	2008	2007	2006	2005
Non accrual loans	$42,059	$19,863	$3,797	$448	$852
Past due loans 90 days or more and still accruing interest	282	50	277	162	658

Total non performing loans	42,341	19,913	4,074	610	1,510
Repossessed real estate (“OREO”)	10,196	4,494	583	—	—
Repossessed assets other than real estate	915	428	170	35	39

Total non performing assets	$53,452	$24,835	$4,827	$645	$1,549

Total non performing loans as a percentage of total loans	4.42%	2.23%	0.48%	0.09%	0.29%

Total non performing assets as a percentage of total assets	3.05%	1.86%	0.40%	0.06%	0.18%

Allowance for loan losses as a percentage of non performing loans	55%	67%	266%	1,206%	430%

Management considers a loan to be impaired when it is probable that we will not be repaid as agreed pursuant to the contractual terms of the loan agreement. Once the loan has been identified as impaired, a written analysis is performed to determine if there is a potential for a loss. If it is probable that a loss may occur, a specific reserve for that particular loan is then recognized, and the loan is placed on non accrual status and included in non performing loans. If the analysis indicates that a loss is not probable, then no specific reserve is recognized and if the loan is still accruing, it is not included in non performing loans.

Loans that are monitored for impairment pursuant to ASC 310 generally include commercial, commercial real estate, land, acquisition & development of land, and construction loans greater than $250,000. Smaller homogeneous loans, such as single family first and second mortgages, consumer loans, and small business and commercial related loans are not generally subject to impairment monitoring pursuant to ASC 310, but are analyzed for potential losses based on historical loss factors, current environmental factors and to some extent loan grading.

Relationship between impaired loans and trouble debt restructure (“TDRs”). In this current real estate crisis that the Nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions. In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually reduce the monthly payment for generally about twelve months. We have approximately $26,499,000 of TDRs. Of this amount $14,517,000 are performing pursuant to their modified terms, and $11,982,000 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”).

Current accounting standards require TDRs to be included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs. The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure (“TDRs”)

(Dollars are in thousands)

	December 31,
	2009	2008	2007	2006	2005
Performing TDRs	$14,517	$—	$—	$—	$—
Non performing TDRs	11,982	—	—	—	—

Total TDRs	$26,499	$—	$—	$—	$—

Impaired loans that are not TDRs	$52,449	$24,191	$11,803	$4,986	$6,346
Impaired loans that are TDRs	26,499	—	—	—	—

Recorded investment in impaired loans	$78,948	$24,191	$11,803	$4,986	$6,346

Allowance for loan losses related to impaired loans	$4,612	$1,799	$812	$372	$1,017

Interest income recognized on impaired loans was approximately $1,731,000, $867,000 and $492,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The average recorded investment in impaired loans during 2009, 2008 and 2007 were $42,962,000, $19,526,000 and $6,094,000, respectively.

We are continually analyzing our loan portfolio in an effort to recognize and resolve our problem assets as quickly and efficiently as possible. While we believe we use the best information available at the time to make a determination with respect to the allowance for loan losses, we recognize that many factors can adversely impact various segments of our markets, and subsequent adjustments in the allowance may be necessary if future economic indications or other factors differ from the assumptions used in making the initial determination or if regulatory policies change. We continuously focus our attention on promptly identifying and providing for potential problem loans, as they arise. The table below summarizes our loans past due greater than 30 days and less than 90 days for the periods presented. Dollars are in thousands.

	December 31
	2009	2008	2007	2006	2005
past due loans 30-89 days	$12,237	$19,346	$9,399	$2,821	$5,782
as percentage of total loans	1.28%	2.17%	1.12%	0.43%	1.12%

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

	December 31,
	2009		2008		2007
Real estate loans:
Residential	$5,827	26%	$2,390	25%	$1,441	25%
Commercial	9,378	46%	6,268	49%	5,202	46%
Construction, development, land	4,882	12%	2,058	10%	1,636	13%

Total real estate loans	20,087	84%	10,716	84%	8,279	84%
Commercial loans	2,023	10%	1,726	9%	1,413	9%
Consumer and other loans	1,169	6%	892	7%	929	7%
Unallocated	10		1		207

Total	$23,289	100%	$13,335	100%	$10,828	100%

	December 31,
	2006		2005
Real estate loans:
Residential	$998	28%	$992	29%
Commercial	2,969	44%	2,888	42%
Construction, development, land	1,213	9%	435	7%

Total real estate loans	5,180	81%	4,315	78%

Commercial loans	1,271	10%	1,303	12%
Consumer and other loans	904	9%	841	10%
Unallocated	—		32

Total	$7,355	100%	$6,491	100%

Bank Premises and Equipment

Bank premises and equipment was $62,368,000 at December 31, 2009 compared to $61,343,000 at December 31, 2008, an increase of $1,025,000 or 2%. The increase is the result of purchases and construction costs totaling approximately $6,606,000 less $2,882,000 of depreciation expense, $2,639,000 of land transferred out to held for sale and $60,000 in asset sales/disposals.

We operate from 38 banking locations in ten central Florida Counties. We lease six of these locations, own 30 and have purchase agreements on the other two. In addition to our banking locations, we lease non banking office space in Birmingham, Alabama and in Atlanta, Georgia, both are used by our correspondent banking division.

We also own excess bank real estate held for sale. This property was not acquired as a result of foreclosed loans, but was purchased by the bank for future expansion, and in one case relates to a single family home purchased by the Company several years ago, at the then appraised value, as a result of moving one of our executive officers. Our intentions are to sell these parcels of land. During the last quarter of 2009, we obtained new appraisals and wrote the properties down to estimated market values less selling expenses based on the recent appraisals. In the aggregate, the net market value of these assets were $2,368,000 at December 31, 2009 and is included in prepaid expenses and other assets in our the Consolidated Balance Sheet.

Deposits

Total deposits increased $311,236,000, or 31%, to $1,305,036,000 as of December 31, 2009, compared to $993,800,000 at December 31, 2008. Average deposit balances for the year 2009 compared to 2008 increased by 28.6%. The growth in deposits was due to our acquisition of the Ocala National Bank branches from the FDIC, checking accounts from our correspondent bank customers and internally generated growth. We believe the value of our franchise is our core deposit customers and as such this is where we focus our marketing efforts. We initiated and/or continued various incentive programs as well as other marketing efforts focusing on core deposit (defined as non time deposit accounts) growth. Between December 31, 2009 and December 31, 2008, our core deposits increased by $227,622,000, or 45%. Average core deposit balances for the year 2009 compared to 2008 increased by 36.2%. The tables below summarize selected deposit information for the periods indicated.

	December 31,
(Dollars are in thousands)	2009		2008		2007
Non time deposits	$734,728	56.3%	$507,106	51.0%	$436,734	44.9%
Time deposits	570,308	43.7%	486,694	49.0%	535,886	55.1%

Total deposits	$1,305,036	100%	$993,800	100%	$972,620	100%

Average deposit balance by type and average interest rates

(Dollars are in thousands)

	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non interest bearing demand deposits	$206,733	—%	$152,231	—%	$187,751	—%
NOW accounts	167,269	0.51%	141,756	0.67%	125,468	1.10%
Money market accounts	152,005	1.29%	112,957	2.03%	114,457	2.90%
Savings accounts	119,768	1.00%	67,215	1.09%	53,195	0.81%
Time deposits	608,394	2.71%	501,193	4.18%	482,162	4.89%

Total	$1,254,169	1.63%	$975,352	2.56%	$963,033	2.98%

Maturity of time deposits of $100,000 or more

(Dollars are in thousands)

	December 31,
	2009	2008	2007
Three months or less	$56,011	$80,726	$98,752
Three through six months	55,149	64,081	88,224
Six through twelve months	93,880	79,867	76,652
Over twelve months	107,190	44,814	33,673

Total	$312,230	$269,488	$297,301

Repurchase Agreements

We enter into borrowing arrangements with retail business customers by agreements to repurchase (“repurchase agreements”) under which we pledge investment securities owned and under our control as collateral against the one-day borrowing arrangement. These arrangements are not transactions with investment bankers or brokerage firms, but rather, with several of our larger commercial customers who periodically have excess cash balances and do not want to keep those balances in non interest bearing checking accounts. Because our banks are not permitted to pay interest on commercial checking accounts, we offer an arrangement through a repurchase agreement whereby balances are transferred from their checking account into a repurchase agreement arrangement which we will pay a daily adjustable interest rate of the federal fund rate minus an amount that generally ranges between 0.35% and 0.75%.

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2009, 2008 and 2007, was approximately $24,276,000, $30,818,000 and $58,329,000, respectively. Interest expense for the same periods was approximately $100,000, $459,000 and $2,582,000, respectively, resulting in an average rate paid of 1.01%, 1.49% and 4.43% for the years ended December 31, 2009, 2008, and 2007, respectively. The table below summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2009	$29,562	$24,276	1.01%	$29,562	0.40%
2008	36,825	30,818	1.49%	$26,457	0.19%
2007	74,526	58,329	4.43%	33,128	2.93%

(1)	Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank advances or Federal Funds Purchased. Included in Federal Funds Purchased are overnight deposits from correspondent banks. We began accepting correspondent bank deposits (classified as Federal Funds Purchased) during September 2008 pursuant to the initiation of our new correspondent banking division. At December 31, 2009 we had $144,939,000 overnight Federal Funds Purchased correspondent bank deposits. During the year, these deposits had a daily average balance of approximately $228,815,000. These accounts are included with other Federal Funds Purchased and Federal Home Loan Bank advances in the table below, which summarizes our other borrowings for the periods presented. For additional information refer to Notes 10 and 11 in our Notes to Consolidated Financial Statements.

Schedule of short-term borrowing (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2009	$343,370	$261,839	0.46%	$165,939	0.36%
2008	114,726	57,152	2.77%	$114,726	0.84%
2007	42,518	8,765	6.07%	42,518	4.44%

(1)	Consist of Federal Home Loan Bank advances and Federal Funds Purchased

Corporate debenture

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change quarterly. The rate in effect during the quarter ended December 31, 2009 was 3.33%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Related debt issuance costs of $188,000 were capitalized and was amortized to interest expense over a five year period ending September 2008. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2009 was 2.96%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by VBI or the Valrico Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2009, approximately 46% of total gross loans were adjustable rate. Approximately 88% of our investment securities ($409,780,000 fair value) are invested in U.S. Government Agency mortgage backed securities. Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month. The duration (average life of expected cash flows) of our securities at December 31, 2009 was approximately 3.2 years. Deposit liabilities, at that date, consisted of approximately $193,527,000 (15%) in NOW accounts, $307,513,000 (24%) in money market accounts and savings, $570,308,000 (43%) in time deposits and $233,688,000 (18%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on our judgment of the most appropriate factors, there is no assurance that, if we had to dispose of such instruments at December 31, 2009, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2009, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS

December 31, 2009

(Dollars are in thousands)

	0 - 1Yr	1 - 2Yrs	2 - 3Yrs	3 - 4Yrs	4 - 5Yrs	5 Ys +	TOTAL	Est. Fair Value
INTEREST EARNING ASSETS
Fixed rate loans (3)	$96,998	$54,232	$69,553	$111,105	$76,217	$107,792	$515,897	$526,158
Average interest rates	6.23%	7.26%	7.22%	6.60%	6.65%	7.04%	6.78%
Variable rate loans (3)	365,934	18,215	12,004	15,843	21,507	10,360	443,863	443,863
Average interest rates	4.20%	6.52%	6.46%	6.49%	6.19%	6.52%	4.59%
Investment securities (1)	69,720	4,783	2,139	2,878	7,985	364,180	451,685	463,186
Average interest rates	4.69%	4.44%	4.73%	4.50%	2.75%	4.30%	4.34%
Federal funds sold and other (2)	178,595	—	—	—	—	—	178,595	178,595
Average interest rates	0.32%						0.32%

Total interest-earning assets	$711,247	$77,230	$83,696	$129,826	$105,709	$482,332	$1,590,040	$1,611,802
	3.55%	6.91%	7.04%	6.54%	6.26%	4.96%	4.75%

INTEREST BEARING LIABILITIES
NOW accounts	$193,527	$—	$—	$—	$—	$—	$193,527	$193,527
Average interest rates	0.50%						0.50%
Money Market Accounts	158,598	—	—	—	—	—	158,598	158,598
Average interest rates	1.00%						1.00%
Savings Accounts	148,915	—	—	—	—	—	148,915	148,915
Average interest rates	1.00%						1.00%
Time deposits	413,507	53,038	68,560	13,847	19,774	1,582	570,308	576,237
Average interest rates	2.01%	3.03%	2.85%	3.87%	3.28%	3.02%	2.30%
Securities sold under repurchase agreements	29,562	—	—	—	—	—	29,562	29,562
Average interest rates	0.40%						0.40%
Other borrowed funds (4)	153,939	12,000	—	—	—	—	165,939	166,213
Average interest rates	0.16%	2.93%					0.36%
Corporate debenture	12,500	—	—	—	—	—	12,500	6,865
Average interest rates	3.26%						3.26%

Total Interest-Bearing Liabilities	$1,110,548	$65,038	$68,560	$13,847	$19,774	$1,582	$1,279,349	$1,279,917
	1.18%	3.01%	2.85%	3.87%	3.28%	3.02%	1.43%

Interest sensitivity gap	(399,301)	12,192	15,136	115,979	85,935	480,750
Cumulative gap	(399,301)	(387,109)	(371,973)	(255,994)	(170,059)	310,691
Cumulative gap (RSA/RSL) (5)	0.64	0.67	0.70	0.80	0.87	1.24

(1)	Securities are shown at amortized cost. Includes $398,482 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate. Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis.
(2)	Includes federal funds sold and interest earning Federal Reserve stock and Federal Home Loan Bank stock.

(3)	Loans are shown at gross value.
(4)	Includes federal funds purchased and Federal Home Loan Bank advances.
(5)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time. It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections. However, in addition to static gap analysis, our banks also use simulation models to estimate the sensitivity of their net interest income to changes in interest rates. Simulation is a better technique than gap analysis because variables are changed for the various rate conditions. Each category’s interest change is calculated as rates ramp up and down. In addition, the repayment speeds and repricing speeds are changed. Rate Shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span in 100bps increments up and down from the current interest rates. In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and a margin risk profile is developed. The results of these calculations, as of December 31, 2009 looking four quarters into the future, for our combined banks, are summarized in the table below.

change in interest rates	-300 bps	-200 bps	-100 bps	0 bps	+100 bps	+200 bps	+300 bps
resulting effect on net interest income (a)	-26.60%	-14.30%	-5.60%	current	+0.96%	+1.24%	+1.26%

(a)	The percentage change in each of these boxes represents a percentage change from the net interest income (dollars) that the models projected for the next four quarters. To put this in perspective, as an example, our net interest income for 2009 was $51,654,000. Assuming a 100bps decrease in rates, our model is suggesting that our net interest income would decrease by 5.60%, or approximately $2,893,000. Likewise, assuming a 100bps increase in rates, our model is suggesting that our net interest income would increase by 0.96%, or approximately $496,000. It is important to reiterate again, that these models are built on a multitude of assumptions and predictions. This is not an exact science. The benefit that we see is measuring our overall interest rate risk profile. Although we are by no means suggesting the exactness of the numbers above, what we see as a take away is that in general, it appears that if market interest rates increase, it would suggest a benefit to our net interest income. If market interest rates decrease, it would suggest a negative effect on our net interest income. We believe that our interest rate risk is manageable and under control as of December 31, 2009.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis. That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates. Another way of analyzing our interest rate risk profile is looking at history. The table below measures the correlation between our NIM and market interest rates over a ten year period starting at the beginning of 2000 and ending on December 31, 2009. We used Prime as a surrogate for market interest rates. This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time, as well as other significant environmental changes that may occur, such as the banking crisis of 2008 and 2009. However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive. That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased. In the table below, the Prime rate is measured by the vertical bars, and their scale is on the left hand side of the graph. Each bar represents a month. Our NIM is represented by the line graph and its scale is on the right hand side of the graph. The line graph is connecting a series of dots, which represents our NIM for a given quarter.

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

	December 31, 2009
(in thousands of dollars)	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five Years
Contractual commitments:
Deposit maturities	$1,305,036	$1,148,235	$121,598	$33,621	$1,582
Securities sold under agreements to repurchase	29,562	29,562	—	—	—
Corporate debenture	12,500	—	—	—	12,500
Other borrowed funds	165,939	153,939	12,000	—	—
Deferred compensation	3,153	2,259	504	273	117
Operating lease obligations	3,207	683	1,338	1,186	—

Total	$1,519,397	$1,334,678	$135,440	$35,080	$14,199

Primary Sources and Uses of Funds

Our primary sources of funds during the year ended December 31, 2009 included $155,640,000 in net cash from the acquisition of the Ocala branches, $132,536,000 net increase in deposits, a $54,318,000 net increase in borrowings, $80,879,000 of proceeds from public stock offering net of related expenses, $15,940,000 in funds provided by operations, $187,000 of proceeds received upon exercise of stock options by our employees and/or directors, $4,419,000 of proceeds from the sale of OREO, and $92,000 of proceeds from the sale of premises and equipment.

Our primary uses of funds during 2009 included a $195,834,000 increase in investments and securities net of maturities/sales, $93,977,000 increase in net loans outstanding, $27,875,000 in redemption of perpetual preferred stock previously issued pursuant to TARP, $212,000 in repurchase of TARP warrant, $5,000,000 in purchase of bank owned life insurance, $3,917,000 net purchases of premises and equipment including construction costs, and $2,335,000 in dividends paid, a $6,000 adjustment to net proceeds from preferred stock and warrants, and a $114,855,000 increase in federal funds sold and other cash items

Capital Resources

Total stockholders’ equity at December 31, 2009 was $229,410,000, or 13.1% of total assets compared to $179,165,000, or 13.4% of total assets at December 31, 2008. The $50,245,000 increase was the result of the following items: issuance of common stock in a public stock offering ($80,879,000), plus exercise of stock options ($187,000), plus stock based compensation expense ($405,000), plus net change of unrealized gain in securities available for sale ($5,410,000), plus stock grants issued ($9,000), less redemption of preferred stock previously issued pursuant to TARP ($27,875,000), less purchase of warrants previously issued pursuant to TARP ($212,000), less net loss ($6,217,000), less dividends paid ($2,335,000), less adjustment to net proceeds from preferred stock and warrants ($6,000).

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

Selected consolidated capital ratios at December 31, 2009, and 2008 were as follows:

Capital Ratios

(Dollars are in thousands)

	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2009:
Total capital: (to risk weighted assets):	$213,569	19.2%	$110,960	10.0%	$102,609
Tier 1 capital: (to risk weighted assets):	$199,583	18.0%	$66,576	6.0%	$133,007
Tier 1 capital: (to average assets):	$199,583	11.4%	$87,831	5.0%	$111,752

As of December 31, 2008:
Total capital: (to risk weighted assets):	$170,164	17.4%	$97,648	10.0%	$72,516
Tier 1 capital: (to risk weighted assets):	$157,944	16.2%	$58,589	6.0%	$99,355
Tier 1 capital: (to average assets):	$157,944	12.6%	$62,751	5.0%	$95,193

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

Accounting Pronouncements

Refer to Note 1(ab) in our Notes to Consolidated Financial Statements for a discussion on the effects of new accounting pronouncements.

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

The financial statements of our Company as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 are set forth in this Form 10-K at page 79.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

(c)	Management’s report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations, also referred to as the Treadway Commission. Based upon our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents. The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One—Election of Directors,” and in the sections captioned “Audit Committee Report” and “Section 16(a) Reporting Requirements,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2010, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

1. Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))

3.2	-	Bylaws of CenterState Banks, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.3	-	Amendments to Articles of Incorporation of CenterState Banks, Inc. (Incorporated by reference to the Company’s Form 8-K dated April 25, 2006).

3.4	-	Amendment to bylaws of CenterState Banks, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K dated March 7, 2008.)

3.5	-	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 24, 2008.)

3.6	-	Articles of Amendment to the Articles of Incorporation authorizing a change of the Corporations name from CenterState Banks Florida, Inc. to CenterState Banks, Inc. effective June 17, 2009.

3.7	-	Articles of Amendment to the Articles of Incorporation increasing the number of authorized common shares from 40,000,000 to 100,000,000 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009.)

4.1	-	Specimen Stock Certificate of CenterState Banks, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	CenterState Banks, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.2	-	CenterState Banks, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 25, 2004)*

10.3	-	Form of CenterState Banks, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*

10.4	-	Form of CenterState Banks, Inc. Change in Control and Severance Agreement for Ernest S. Pinner, President, CEO and Chairman of the Board, James J. Antal, Senior Vice President, CFO and Corporate Secretary (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 12, 2006)*

10.5	-	Form of CenterState Banks, Inc. Change in Control and Severance Agreement for George H. Carefoot, Senior Vice President, Treasurer and Chief Operations Officer, and the Company’s four subsidiary bank Presidents Thomas E. White, John C. Corbett and Timothy A. Pierson. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 12, 2006)*

10.6	-	CenterState Banks, Inc. 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*

10.7	-

Noncompete and Nonsolicitation Agreement between CenterState Banks, Inc. and subsidiary bank president Timothy A. Pierson (Incorporated by reference to Exhibit 10.7 to the Company’s Form

10-K dated March 7, 2008.)*

10.8	-	Executive Deferred Compensation Agreement between the Company and Ernest S. Pinner, its Chairman of the Board, Chief Executive Officer and President (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008.)*

10.9	-	Amendment to Change in Control and Severance Agreement between the Company and John C. Corbett, Timothy A. Pierson and Thomas E. White (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Form 8-K dated January 14, 2009.)

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks of Florida, Inc.

23.1	-	Consent of Crowe Horwath LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks, Inc.

Davenport, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years ending December 31, 2009, 2008 and 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A.(c) of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years ending December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida

March 4, 2010

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands of dollars, except per share data)

	2009	2008
Assets
Cash and due from banks	$19,139	$19,702
Federal funds sold and Federal Reserve Bank deposits	173,268	57,850

Cash and cash equivalents	192,407	77,552

Investment securities available for sale, at fair value	463,186	252,080

Loans	959,021	892,001
Less allowance for loan losses	(23,289)	(13,335)

Net loans	935,732	878,666
Accrued interest receivable	6,378	5,406
Federal Home Loan Bank and Federal Reserve Bank stock	7,908	5,327
Bank premises and equipment, net	62,368	61,343
Deferred income taxes, net	3,495	1,682
Goodwill	32,840	28,118
Core deposit intangible	2,422	3,948
Bank owned life insurance	15,665	10,115
Other real estate owned	10,196	4,494
Prepaid expenses and other assets	18,702	4,412

Total assets	$1,751,299	$1,333,143

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$1,071,348	$852,571
Noninterest bearing	233,688	141,229

Total deposits	1,305,036	993,800
Securities sold under agreement to repurchase	29,562	26,457
Federal funds purchased	144,939	88,976
Federal Home Loan Bank advances and other borrowed funds	21,000	25,750
Corporate debentures	12,500	12,500
Accrued interest payable	1,268	1,410
Accounts payable and accrued expenses	7,584	5,085

Total liabilities	1,521,889	1,153,978

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference; 5,000,000 shares authorized, no shares and 27,875 issued and outstanding at December 31, 2009 and 2008, respectively	—	26,787
Common stock, $.01 par value: 100,000,000 shares authorized; 25,773,229 and 12,474,315 shares issued and outstanding at December 31, 2009 and 2008, respectively	258	125
Additional paid-in capital	193,464	112,329
Retained earnings	28,623	38,269
Accumulated other comprehensive income	7,065	1,655

Total stockholders’ equity	229,410	179,165

Total liabilities and stockholders’ equity	$1,751,299	$1,333,143

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except per share data)

	2009	2008	2007
Interest income:
Loans	$53,428	$57,403	$61,873
Investment securities available for sale:
Taxable	18,436	7,822	9,388
Tax-exempt	1,472	1,512	1,381
Federal funds sold and other	608	1,345	2,531

	73,944	68,082	75,173

Interest expense:
Deposits	20,521	24,936	28,690
Securities sold under agreement to repurchase	100	459	2,582
Corporate debentures	473	818	1,021
Federal funds purchased	553	200	—
Federal Home Loan Bank advances and other borrowings	643	1,384	532

	22,290	27,797	32,825

Net interest income	51,654	40,285	42,348
Provision for loan losses	23,896	6,520	2,792

Net interest income after provision for loan losses	27,758	33,765	39,556

Other income:
Service charges on deposit accounts	5,450	4,490	4,436
Income from correspondent banking and bond sales division	17,916	1,412	—
Commissions from mortgage broker activities	129	87	187
Commissions from sale of mutual funds and annuities	532	503	586
Debit card and ATM fees	1,341	1,075	905
Loan related fees	452	402	381
Gain on sale of bank branch office real estate	—	1,483	—
Sale of bank shell	—	—	1,000
BOLI income	550	387	353
Trading securities revenue	427	—	—
Net gain on sale of securities	2,516	661	7
Other service charges and fees	739	307	249

	30,052	10,807	8,104

Other expenses:
Salaries, wages and employee benefits	36,670	21,484	20,027
Occupancy expense	5,375	4,143	3,966
Depreciation of premises and equipment	2,882	2,590	2,305
Marketing expenses	1,910	1,359	1,096
Data processing expense	2,417	1,141	1,452
Legal, audit and other professional fees	2,354	1,245	1,101
Supplies, stationary and printing	848	743	690
Core deposit intangible (CDI) amortization	792	777	842
Core deposit intangible impairment	1,200	—	—
Bank regulatory expenses	3,114	1,230	468
ATM and debit card related expenses	1,060	724	667
Postage and delivery	425	367	308
Loss on sale of repossessed real estate (“OREO”)	772	51	5
Valuation write down of repossessed real estate (“OREO”)	2,188	434	—
Loss on repossessed assets other than real estate	544	125	2
Foreclosure related expenses	1,049	396	69
Other expenses	5,114	3,127	2,966

Total other expenses	68,714	39,936	35,964

(Loss) Income before provision for income taxes	(10,904)	4,636	11,696
Provision for income taxes	(4,687)	1,215	3,897

Net (loss) income	$(6,217)	$3,421	$7,799

(Loss) earnings per share:
Basic	$(0.47)	$0.26	$0.64

Diluted	$(0.47)	$0.26	$0.63

Common shares used in the calculation of (loss) earnings per share:
Basic	17,905,042	12,452,375	12,108,590

Diluted	17,905,042	12,585,036	12,294,537

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2009, 2008, and 2007

(in thousands of dollars)

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2007			11,129,020	$111	$86,989	$30,878	$(646)	$117,332
Comprehensive income:
Net income				—	—	7,799	—	7,799
Unrealized holding gain on available for sale securities, net of deferred income taxes of $844				—	—	—	1,343	1,343

Total comprehensive income								9,142
Dividends paid ($0.15 per share)				—	—	(1,820)	—	(1,820)
Stock options exercised, including tax benefit			67,470	1	675	—	—	676
Stock based compensation expense				—	509	—	—	509
Shares issued pursuant to the acquisition of VSB			1,239,917	12	22,431	—	—	22,443

Balances at December 31, 2007			12,436,407	$124	$110,604	$36,857	$697	$148,282
Comprehensive income:
Net income						3,421		3,421
Unrealized holding gain on available for sale securities, net of deferred income taxes of $601							958	958

Total comprehensive income								4,379
Dividends paid ($0.16 per share)						(1,993)		(1,993)
Stock options exercised, including tax benefit			37,908	1	334			335
Stock based compensation expense					402			402
Preferred stock issued pursuant to TARP	27,875	$26,771						26,771
Preferred stock amortization of discount		16				(16)		—
Warrant issued pursuant to TARP					989			989

Balances at December 31, 2008	27,875	$26,787	12,474,315	$125	$112,329	$38,269	$1,655	$179,165
Comprehensive income:
Net loss						(6,217)		(6,217)
Unrealized holding loss on available for sale securities, net of deferred income taxes of $3,397							5,410	5,410

Total comprehensive loss								(807)
Dividends paid—common ($0.07 per share)						(1,139)		(1,139)
Dividends paid—preferred (5%)						(1,196)		(1,196)
Stock options exercised, including tax benefit			26,974		187			187
Stock based compensation expense					405			405
Stock grants issued			940		9			9
Proceeds from public stock offering, net of $5,382 in underwriting fees and transaction costs			13,271,000	133	80,746			80,879
Preferred stock amortization of discount		1,094				(1,094)		—
Redemption of perpetual preferred stock previously issued pursuant to TARP	(27,875)	(27,875)						(27,875)
Purchased warrants previously issued pursuant to TARP					(212)			(212)
Adjustment to preferred stock and warrants		(6)						(6)

Balances at December 31, 2009	—	$—	25,773,229	$258	$193,464	$28,623	$7,065	$229,410

			2009	2008	2007
Disclosure of reclassification amounts:
Unrealized holding gain arising during the year, net of income taxes			$6,979	$1,370	$1,347
Add: reclassified adjustments for (gain) included in net income, net of income taxes, at December 31, 2009, 2008 and 2007 of $947, $249 and $3, respectively			(1,569)	(412)	(4)

Net unrealized gain on securities, net of income taxes			$5,410	$958	$1,343

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

(in thousands of dollars)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(6,217)	$3,421	$7,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,896	6,520	2,792
Depreciation of premises and equipment	2,882	2,590	2,305
Amortization of purchase accounting adjustments	(800)	581	513
Impairment of core deposit intangible	1,200	—	—
Net amortization of investment securities	5,017	36	119
Net deferred loan origination fees	25	(268)	(250)
Loss on sale of other real estate owned	772	51	5
Valuation write down on other real estate owned	2,188	434	—
Loss on sale of repossessed assets other than real estate	227	85	—
Valuation write down on repossessed assets other than real estate	317	40	—
(Gain) loss on sale or disposal of fixed assets	(79)	(1,470)	20
Deferred income taxes	(5,211)	(1,163)	(1,366)
Net realized gain on sale or call of available for sale securities	(2,516)	(661)	(7)
Trading securities revenue	(427)	—	—
Purchases of trading securities	(32,714)	—	—
Proceeds from sale of trading securities	33,141	—	—
Stock based compensation expense	414	402	509
Bank owned life insurance income	(550)	(387)	(353)
Gain on sale of bank shell	—	—	(1,000)
Cash provided by (used in) changes in:
Net change in accrued interest receivable, prepaid expenses, and other assets	(7,694)	(112)	(2,335)
Net change in interest payable, accounts payable and accrued expenses	2,069	(1,858)	(1,087)

Net cash provided by operating activities	15,940	8,241	7,664

Cash flows from investing activities:
Purchases of investment securities available for sale	(25,792)	(21,083)	(16,612)
Purchases of mortgage backed securities available for sale	(530,920)	(117,401)	(16,819)
Purchases of FHLB and FRB stock	(2,724)	(2,320)	(1,981)
Proceeds from callable investment securities available for sale	11,039	11,613	1,250
Proceeds from maturities of investment securities available for sale	5,993	5,614	38,000
Proceeds from pay-downs of mortgage backed securities available for sale	143,570	32,761	32,486
Proceeds from sales of investment securities available for sale	43,333	26,012	10,966
Proceeds from sales of mortgage backed securities available for sale	159,524	12,022	—
Proceeds from sales of FHLB and FRB stock	143	2,401	135
Purchase of bank owned life insurance	(5,000)	—	—
Increase in loans, net of repayments	(93,977)	(59,126)	(62,840)
Purchases of premises and equipment, net	(3,917)	(9,209)	(8,615)
Proceeds from the sale of premises and equipment, net	92	2,204	—
Proceeds from sale of bank shell	—	—	1,000
Proceeds from sale of other real estate owned	4,419	590	210
Net cash from acquisition of Valrico State bank	—	—	7,650
Net cash from acquisition of Ocala branches	155,640	—	—

Net cash used in investing activities	(138,577)	(115,922)	(15,170)

Cash flows from financing activities:
Net increase (decrease) in deposits	132,536	21,146	(50,777)
Net increase (decrease) in securities sold under agreement to repurchase	3,105	(6,671)	(19,664)
Net increase in federal funds purchased	55,963	88,976	—
Net (decrease) increase in other borrowed funds	(4,750)	(16,768)	31,518
Net proceeds from preferred stock and warrant issuance	—	27,760	—
Redemption of perpetual preferred stock	(27,875)	—	—
Repurchase of TARP warrant	(212)	—	—
Adjustment to net proceeds from preferred stock and warrant issue	(6)	—	—
Net proceeds from public stock offering	80,879	—	—
Stock options exercised, including tax benefit	187	335	676
Dividends paid	(2,335)	(1,993)	(1,820)

Net cash provided by (used in ) financing activities	237,492	112,785	(40,067)

Net increase (decrease) in cash and cash equivalents	114,855	5,104	(47,573)
Cash and cash equivalents, at beginning of year	77,552	72,448	120,021

Cash and cash equivalents, at end of year	$192,407	$77,552	$72,448

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years ended December 31, 2009, 2008, and 2007

(in thousands of dollars)

	2009	2008	2007
Transfer of loans to other real estate owned	$13,081	$4,986	$798

Shares issued pursuant to acquisitions	$—	$—	$22,443

Cash paid during the year for:
Interest	$23,932	$28,328	$32,568

Income taxes	$892	$2,796	$4,292

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

(1)	Nature of Operations and Summary of Significant Accounting Policies

The consolidated financial statements of CenterState Banks, Inc. (the “Company”) include the accounts of CenterState Banks, Inc. (the “Parent Company”), its four wholly owned subsidiary banks (CenterState Bank of Florida, N.A., CenterState Bank, N.A., CenterState Bank Central Florida, N.A. and Valrico State Bank) and their wholly owned subsidiary, CenterState Shared Services (“CSS”).

The Company, through its subsidiary banks, operates through 38 full service banking locations in ten counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. CSS is a 100% owned subsidiary, which provides information technology, item processing, credit analysis, single family mortgage loan brokerage and human resource services for the Company’s four subsidiary banks. The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans. Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

The Company also operates a correspondent banking and bond sales division. The division is integrated with and part of the lead subsidiary bank located in Winter Haven, Florida, although the majority of the bond salesmen and traders are physically located in leased facilities in Birmingham, Alabama and Atlanta, Georgia. The primary revenue generating activity of this division is commissions earned on fixed income security sales. Other revenue generating activities include correspondent bank deposits (i.e. federal funds purchased), correspondent bank checking accounts, fees earned from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities.

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include allowance for loan losses, fair values of financial instruments, useful life of intangibles and valuation of goodwill, fair value estimates of stock-based compensation, fair value estimates of OREO, and deferred tax assets. Actual results could differ from these estimates.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

(c)	Cash flow reporting

For purposes of the statement of cash flows, the Company considers cash and due from banks, federal funds sold, money market and non interest bearing deposits in other banks with a purchased maturity of three months or less to be cash equivalents. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, repurchase agreements, proceeds from capital offering and other borrowed funds.

(d)	Trading securities

The Company engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Interest is included in net interest income.

(e)	Investment securities available for sale

Debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The assessment of whether an other-than-temporary decline exist involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

(f)	Bond commissions revenue recognition

Bond sales transactions and related revenue and expenses are recorded on a settlement date basis. The effect on the financial statements of using the settlement date basis rather than the trade date basis is not material.

(g)	Loans

Loans receivable that management has the intent and the Company has the ability to hold for the foreseeable future or payoff are reported at their outstanding unpaid principal balance, net of deferred loan fees and costs, and an allowance for loan losses.

Loan origination fees and the incremental direct cost of loan origination, are capitalized and recognized in interest income over the contractual life of the loans. If the loan is prepaid, the remaining unamortized fees and costs are charged or credited to interest income. Amortization ceases for non-accrual loans.

Loans are placed on nonaccrual status when the loan becomes 90 days past due as to interest or principal, or when the full timely collection of interest or principal becomes uncertain, unless the loan is both well secured and in the process of collection. All interest accrued but not received for loans

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non real estate consumer loans are typically charged off no later than 120 days past due.

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

(h)	Concentration of credit risk

Most of the Company’s business activity is with customers located within central Florida. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and the real estate market within central Florida.

(i)	Allowance for loan losses

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Commercial, commercial real estate, land, acquisition and development, and construction loans over $250 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

(j)	Foreclosed assets

Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

(k)	Premises and equipment

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

(l)	Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock

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

(m)	Bank owned life insurance (BOLI)

The Company, through its subsidiary banks, has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

(n)	Goodwill and intangible assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

The core deposit intangibles are intangible assets arising from either whole bank acquisitions or branch acquisitions. They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits.

(o)	Long-term assets

Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(p)	Loan commitments and related financial instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(q)	Stock-based compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

(r)	Retirement plans

Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

(s)	Marketing and advertising costs

Marketing and advertising costs are expensed as incurred.

(t)	Income taxes

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in other expenses.

(u)	Basic earnings per common share

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

(v)	Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of shareholders’ equity.

(w)	Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

(x)	Restrictions on cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances generally do not earn interest.

(y)	Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the holding company or by the holding company to stockholders.

(z)	Fair value of financial instruments

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

(aa)	Segment reporting

The Company’s recently initiated correspondent banking and bond sales division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking in central Florida. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in note 23.

(ab)	Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

(ac)	Effect of new pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (ASC 820-10). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which is currently FASB ASC 820-10. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting this new guidance was not material.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (ASC 805). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 was effective for fiscal years beginning on or after December 15, 2008. The effect of adopting this new guidance was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (ASC 815) which amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. ASC 815 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The effect of adopting this new guidance was not material.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, to replace Statement 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods after September 15, 2009.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ( ASC 260-10). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. The effect of adopting this new guidance was not material.

In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

about other-than-temporary impairments for debt and equity securities were expanded. ASC 320-10 was effective for interim and annual reporting periods ending June 15, 2009. The effect of adopting this new guidance was not material.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10). This FSP emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices would be needed to determine the appropriate fair value. The FSP, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009. The effect of adopting this new guidance was not material.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (ASC 820). This Update provides amendments to ASC 820 for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this guidance also clarify that both a quoted price for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period (including interim periods) beginning after issuance. The effect of adopting this new guidance was not material.

Newly Issued Not Yet Effective Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance is not expected to be material.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

(2)	Trading Securities

During the third quarter of 2009, the Company initiated a trading securities portfolio at its lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income. Securities purchased for this portfolio have primarily been municipal securities. A list of the activity in this portfolio for 2009 is summarized below.

Beginning balance	$—
Purchases	32,714
Proceeds from sales	(33,141)
Net realized gain on sales	427

Ending balance	$—

(3)	Investment Securities Available for Sale

All of the mortgaged back securities listed below are residential FNMA and FHLMC MBSs. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies	$17,826	$128	$44	$17,910
Mortgage backed securities	398,482	11,467	169	409,780
Municipal securities	35,376	396	276	35,496

Total	$451,684	$11,991	$489	$463,186

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,000	$28	$—	$1,028
Obligations of U.S. government agencies	23,031	566	—	23,597
Mortgage backed securities	188,218	3,798	33	191,983
Municipal securities	37,136	135	1,799	35,472

Total	$249,385	$4,527	$1,832	$252,080

Sales of available for sale securities were as follows:

	2009	2008	2007
Proceeds	$202,857	$38,034	$10,966
Gross gains	$2,567	$667	$7
Gross losses	$51	$6	$—

The tax provisions related to these net realized gains were $947, $249 and $3, respectively.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

The fair value of available for sale securities at year end 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Investment securities available for sale
Due in one year or less	$4,351
Due after one year through five years	4,676
Due after five years through ten years	10,873
Due after ten years through thirty years	33,506
Mortgage backed securities	409,780

$463,186

Securities pledged at December 31, 2009 and 2008 had a carrying amount (estimated fair value) of $214,785 and $113,832, respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$7,287	$44	$—	$—	$7,287	$44
Mortgage backed securities	46,537	169	—	—	46,537	169
Municipal securities	7,713	236	892	40	8,605	276

Total temporarily impaired securities	$61,537	$449	$892	$40	$62,429	$489

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	$8,969	$31	$1,347	$2	$10,316	$33
Municipal securities	26,844	1,689	1,390	110	28,234	1,799

Total temporarily impaired securities	$35,813	$1,720	$2,737	$112	$38,550	$1,832

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. Fannie Mae guarantees the contractual cash flows of these securities. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments or more likely than not will not be required to sell these

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

investments before their anticipated recovery, these investments are not considered other-than-temporarily impaired.

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

(4)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2009 and 2008 are:

	December 31,
	2009	2008
Real estate:
Residential	$251,634	$223,290
Commercial	438,540	434,488
Construction, development, land	115,937	92,475

Total real estate	806,111	750,253
Commercial	98,273	80,523
Consumer and other loans	55,376	61,939

	959,760	892,715
Less: Deferred loan origination fees, net	739	714

Total loans	959,021	892,001
Less: Allowance for loan losses	23,289	13,335

Total net loans	$935,732	$878,666

The following is a summary of information regarding impaired loans at December 31, 2009 and 2008:

Individually impaired loans were as follows:	December 31,
	2009	2008
Impaired loans with no allocated allowance for loan losses	$63,557	$17,575
Impaired loans with allocated allowance for loan losses	15,391	6,616

Total	$78,948	$24,191

Amount of the allowance for loan losses allocated to impaired loans	$4,612	$1,799

	2009	2008	2007
Average of impaired loans during the year	$42,962	$19,526	$6,094

Interest income recognized on impaired loans during the impairment period during 2009 and 2008 was $1,731 and $867, respectively. Cash basis interest income recognized during these same periods was $1,590 and $795, respectively.

Non performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

Non performing loans were as follows:	December 31,
	2009	2008
Non accrual loans	$42,059	$19,863
Loans past due over 90 days and still accruing interest	282	50

Total non performing loans	$42,341	$19,913

Included in the Company’s $4,612 of total specific reserves, is $2,739 of specific reserves which the Company has allocated to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007, are as follows:

	December 31,
	2009	2008	2007
Balance, beginning of year	$13,335	$10,828	$7,355
Provision charged to operations	23,896	6,520	2,792
Loans charged-off	(14,083)	(4,189)	(997)
Recoveries of previous charge-offs	141	176	61
Acquisition of Valrico State Bank	—	—	1,617

Balance, end of year	$23,289	$13,335	$10,828

(5)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure. Activity in the valuation allowance was as follows:

	2009	2008	2007
Beginning of year	$339	$—	$—
Additions charged to expenses	2,188	434	—
Sales and/or dispositions	(823)	(95)	—

End of year	$1,704	$339	$—

Expenses related to foreclosed real estate include:

	2009	2008	2007
Net loss on sales	$772	$51	$5
Provision for unrealized losses	2,188	434	—
Operating expenses, net of rental income	1,049	396	69

Total	$4,009	$881	$74

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

(6)	Fair value

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
at December 31, 2009		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale securities
U.S. government agencies	$17,910	—	$17,910	—
Mortgage backed securities	409,780	—	409,780	—
Municipal securities	35,496	—	35,496	—

at December 31, 2008
Assets:
Available for sale securities
U.S. treasury securities	$1,028	—	$1,028	—
U.S. government agencies	23,597	—	23,597	—
Mortgage backed securities	191,983	—	191,983	—
Municipal securities	35,472	—	35,472	—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
at December 31, 2009		Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired loans	$10,779	—	—	$10,779
Other real estate owned	$10,196	—	—	$10,196

at December 31, 2008
Assets
Impaired loans	$4,817	—	$4,817	—
Other real estate owned	$4,494	—	—	$4,494

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,391, with a valuation allowance of $4,612, at December 31, 2009, and a carrying amount of $6,616, with a valuation allowance of $1,799, at December 31, 2008. The net increase in the specific allowance for loan losses was $2,813 and $987 during the twelve month periods ending December 31, 2009 and 2008, respectively.

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

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The decline in fair value of other real estate owned was $2,188 and $434 during the twelve month periods ending December 31, 2009 and 2008, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using underlying collateral values. Fair value of debt is

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock or Federal Reserve Bank stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments:

	Dec 31, 2009		Dec 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$192,407	$192,407	$77,552	$77,552
Investment securities available for sale	463,186	463,186	252,080	252,080
FHLB and FRB stock	7,908	n/a	5,327	n/a
Loans, less allowance for loan losses of
$23,289 and $13,335, at December 31, 2009 and 2008, respectively	935,732	945,993	878,666	906,355
Accrued interest receivable	6,378	6,378	5,406	5,406

Financial liabilities:
Deposits- without stated maturities	$734,728	$734,728	$507,106	$507,106
Deposits- with stated maturities	570,308	576,237	486,694	491,830
Securities sold under agreement to repurchase	29,562	29,562	26,457	26,457
Federal funds purchased (correspondent bank deposits)	144,939	144,939	88,976	88,976
Federal Home Loan Bank advances and other borrowed funds	21,000	21,274	25,750	26,047
Corporate debentures	12,500	6,865	12,500	7,608
Accrued interest payable	1,268	1,268	1,410	1,410

(7)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2009 and 2008, is as follows:

	December 31,
	2009	2008
Land	$24,577	$25,180
Land improvements	682	671
Buildings	36,315	34,463
Leasehold improvements	1,370	1,320
Furniture, fixtures and equipment	14,982	14,080
Construction in progress	1,247	317

	79,173	76,031
Less: Accumulated depreciation	16,805	14,688

	$62,368	$61,343

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

The Company leases land and certain facilities under noncancellable operating leases. The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2010	$683
2011	695
2012	643
2013	633
2014	553

$3,207

Rent expense for the years ended December 31, 2009, 2008 and 2007, was $1,059, $684 and $626, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Operations.

(8)	Goodwill and Intangible Assets

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment. The change in balance for goodwill during the years 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Beginning of year	$28,118	$28,118	$9,863
Acquired goodwill	4,722	—	18,255
Impairment	—	—	—

End of year	$32,840	$28,118	$28,118

Acquired intangible assets consists of core deposit intangibles (“CDI”) which are intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits. The change in balance for CDI during the years 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Beginning of year	$3,948	$4,725	$3,083
Acquired CDI	466	—	2,484
Amortization expense	(792)	(777)	(842)
Impairment expense	(1,200)	—	—

End of year	$2,422	$3,948	$4,725

Due to a sustained loss of previously acquired core deposit accounts combined with an overall decrease in the cost of alternative funds, a core deposit intangible impairment loss of $1,200 was recognized at year end 2009. The fair value used to determine the impairment loss was estimated using present value of expected future cash flows.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

Acquired intangible assets were as followed for years ended December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$5,607	$3,185	$6,341	$2,393

Estimated amortization expense for each of the next five years:

2010	$403
2011	372
2012	364
2013	293
2014	293

(9)	Deposits

A detail of deposits at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	Weighted Average Interest Rate	2008	Weighted Average Interest Rate
Non-interest bearing deposits	$233,688	—%	$141,229	—%
Interest bearing deposits:
Interest bearing demand deposits	193,527	0.5%	143,510	0.6%
Savings deposits	148,915	1.0%	84,837	1.2%
Money market accounts	158,598	1.0%	137,530	2.1%
Time deposits less than $100,000	258,078	2.2%	217,206	3.5%
Time deposits of $100,000 or greater	312,230	2.4%	269,488	3.8%

	$1,305,036	1.3%	$993,800	2.3%

The following table presents the amount of certificate accounts at December 31, 2009, maturing during the periods reflected below:

Year	Amount
2010	$413,507
2011	53,038
2012	68,560
2013	13,847
2014	19,774
Thereafter	1,582

Total	$570,308

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

(10)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2009 and 2008, the Company had $29,562 and $26,457 in repurchase agreements. Repurchase agreements are secured by U.S. treasury securities and government agency securities with fair values of $72,567 and $61,050 at December 31, 2009 and 2008, respectively.

Information concerning repurchase agreements is summarized as follows:

	2009	2008	2007
Average daily balance during the year	$24,276	$30,818	$58,329
Average interest rate during the year	1.01%	1.49%	4.43%
Maximum month-end balance during the year	$29,562	$36,825	$74,526
Weighted average interest rate at year end	0.40%	0.19%	2.93%

(11)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks. The Company commenced accepting correspondent bank deposits during September 2008. Information concerning these deposits is summarized as follows:

	2009	2008	2007
Average daily balance during the year	$228,815	$19,651	—
Average interest rate during the period	0.24%	1.23%	—
Maximum month-end balance during the year	$298,620	$88,976	—
Weighted average interest rate at year end	0.10%	0.45%	—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

(12)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits listed in note 8 above. At year end, advances from the Federal Home Loan Bank were as follows:

	2009	2008	2007
Daily overnight advances, the interest rate was 0.46% and 4.4% at December 31, 2008 and 2007, respectively	$—	$6,750	$36,000
Matures January 2, 2008, interest rate is fixed at 4.6%	—	—	1,518
Matures March 28, 2008, interest rate is fixed at 5.51%	—	—	2,000
Matures December 31, 2008, interest rate is fixed at 4.11%	—	—	3,000
Matures February 2, 2009, interest rate is fixed at 2.72%	—	10,000	—
Matures June 29, 2009, interest rate is fixed at 1.18%	—	3,000	—
Matures January 11, 2010, interest rate is fixed at 1.04%	3,000	—	—
Matures January 12, 2010, interest rate is fixed at 1.04%	3,000	—	—
Matures July 12, 2010, interest rate is fixed at 1.50%	3,000	—	—
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	3,000	—
Matures January 10, 2011, interest rate is fixed at 1.84%	3,000	—	—
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	3,000	—
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	—	—

Total	$21,000	$25,750	$42,518

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $267,849 of pledged securities, and residential and commercial loans under a blanket lien arrangement at year end. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $118,142 at year end 2009.

(13)	Corporate Debenture

In September 2003, the Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $310 and is included in other assets.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

corporate debenture in the amount of $2,500. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $77 and is included in other assets.

(14)	Income Taxes

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31, 2009, 2008 and 2007, is as follows:

	Current	Deferred	Total
December 31, 2009:
Federal	$417	$(4,499)	$(4,082)
State	107	(712)	(605)

	$524	$(5,211)	$(4,687)

December 31, 2008:
Federal	$1,941	$(985)	$956
State	437	(178)	259

	$2,378	$(1,163)	$1,215

December 31, 2007:
Federal	$4,425	$(1,171)	$3,254
State	838	(195)	643

	$5,263	$(1,366)	$3,897

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, are presented below:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$8,917	$5,077
Deferred loan fees	252	245
Stock based compensation	293	255
Deferred compensation	872	782
Impairment expenses	402	—
Other real estate owned expenses	701	167
Nonaccrual interest	291	189
Other	406	201

Total deferred tax asset	12,134	6,916

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(2,700)	(2,631)
Fair value adjustments	(1,138)	(1,206)
Like kind exchange	(300)	(300)
Unrealized gain on investment securities available for sale	(4,437)	(1,039)
Accretion of discounts on investments	(64)	(58)

Total deferred tax liability	(8,639)	(5,234)

Net deferred tax asset	$3,495	$1,682

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for the years before 2006.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

A reconciliation between the actual tax expense and the “expected” tax (benefit) expense, computed by applying the U.S. federal corporate rate of 34 percent (35 percent for 2007) is as follows:

	December 31,
	2009	2008	2007
“Expected” tax (benefit) expense	$(3,707)	$1,576	$4,094
Tax exempt interest, net	(546)	(561)	(515)
Bank owned life insurance	(187)	(132)	(127)
State income taxes, net of federal income tax benefits	(400)	171	418
Stock based compensation	106	110	81
Other, net	47	51	(54)

	$(4,687)	$1,215	$3,897

(15)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2009 were as follows:

Beginning balance	$26,445
New loans	15,425
Effect of changes in composition of related parties	—
Repayments	(5,362)

Ending balance	$36,508

At December 31, 2009 and 2008 principal officers, directors, and their affiliates had $11,933 and $8,445, respectively, available lines of credit.

Deposits from principal officers, directors, and their affiliates at year-end 2009 and 2008 were approximately $29,731 and $18,122, respectively.

(16)	Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2009, that the Company meets all capital adequacy requirements to which it is subject.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

As of December 31, 2009, the most recent notification from the Office of Comptroller of the Currency and the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2009 and 2008, are presented in the table below.

	Actual		For capital adequacy purposes			To be well capitalized under Prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2009:
Total capital (to risk weighted assets)	$213,569	19.2%	$88,768	≥	8%	$110,960	≥	10%
Tier 1 capital (to risk weighted assets)	199,583	18.0%	44,384	≥	4%	66,576	≥	6%
Tier 1 capital (to average assets)	199,583	11.4%	70,265	≥	4%	87,831	≥	5%

December 31, 2008:
Total capital (to risk weighted assets)	$170,164	17.4%	$78,119	≥	8%	$97,648	≥	10%
Tier 1 capital (to risk weighted assets)	157,944	16.2%	39,059	≥	4%	58,589	≥	6%
Tier 1 capital (to average assets)	157,944	12.6%	50,201	≥	4%	62,751	≥	5%

A summary of actual, required, and capital levels necessary to be considered well-capitalized for each of the Company’s subsidiary Banks as of December 31, 2009 and 2008, are presented in the table below.

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2009:
CenterState Bank Central Florida, N.A.
Total capital (to risk weighted assets)	$29,679	12.7%	$18,769	≥	8%	$23,462	≥	10%
Tier 1 capital (to risk weighted assets)	26,705	11.4%	9,385	≥	4%	14,077	≥	6%
Tier 1 capital (to average assets)	26,705	8.9%	12,034	≥	4%	15,042	≥	5%
CenterState Bank, N.A.
Total capital (to risk weighted assets)	37,932	14.0%	21,752	≥	8%	27,190	≥	10%
Tier 1 capital (to risk weighted assets)	34,498	12.7%	10,876	≥	4%	16,314	≥	6%
Tier 1 capital (to average assets)	34,498	9.8%	14,134	≥	4%	17,667	≥	5%
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	75,093	16.4%	36,658	≥	8%	45,823	≥	10%
Tier 1 capital (to risk weighted assets)	69,347	15.1%	18,329	≥	4%	27,494	≥	6%
Tier 1 capital (to average assets)	69,347	7.4%	37,689	≥	4%	47,111	≥	5%
Valrico State Bank
Total capital (to risk weighted assets)	23,722	16.3%	11,624	≥	8%	14,530	≥	10%
Tier 1 capital (to risk weighted assets)	21,880	15.1%	5,812	≥	4%	8,718	≥	6%
Tier 1 capital (to average assets)	21,880	11.9%	7,353	≥	4%	9,192	≥	5%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2008:
CenterState Bank Central Florida, N.A.
Total capital (to risk weighted assets)	$26,951	12.2%	$17,663	≥	8%	$22,079	≥	10%
Tier 1 capital (to risk weighted assets)	24,179	11.0%	8,832	≥	4%	13,247	≥	6%
Tier 1 capital (to average assets)	24,179	9.0%	10,694	≥	4%	13,368	≥	5%
CenterState Bank, N.A.
Total capital (to risk weighted assets)	40,293	13.3%	24,160	≥	8%	30,200	≥	10%
Tier 1 capital (to risk weighted assets)	36,507	12.1%	12,080	≥	4%	18,120	≥	6%
Tier 1 capital (to average assets)	36,507	10.6%	13,775	≥	4%	17,219	≥	5%
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	44,706	13.8%	26,002	≥	8%	32,502	≥	10%
Tier 1 capital (to risk weighted assets)	41,093	12.6%	13,001	≥	4%	19,501	≥	6%
Tier 1 capital (to average assets)	41,093	8.7%	18,804	≥	4%	23,504	≥	5%
Valrico State Bank
Total capital (to risk weighted assets)	22,610	16.8%	10,792	≥	8%	13,491	≥	10%
Tier 1 capital (to risk weighted assets)	20,912	15.5%	5,396	≥	4%	8,094	≥	6%
Tier 1 capital (to average assets)	20,912	13.1%	6,393	≥	4%	7,992	≥	5%

(17)	Dividends

The Company declared and paid cash dividends on its common stock of $1,139, $1,993 and $1,820 during the years ended December 31, 2009, 2008 and 2007, respectively. The Company also paid dividends on its preferred stock issued pursuant to TARP of $1,196 during the year ended December 31, 2009. The Company repurchased all of its preferred stock issued pursuant to TARP on September 30, 2009 and is no long subject to preferred stock dividend payments. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2009, dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Banks’ regulatory agency, was $12,257, subject to the Banks meeting or exceeding regulatory capital requirements.

(18)	Stock-Based Compensation

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”) and approved an amendment to the 2007 Plan on April 28, 2009. The 2007 Plan, as amended, replaces the 1999 Plan discussed below. The 2007 Plan, as amended, authorizes the issuance of up to 1,350,000 shares of the Company stock. Of this amount, 1,200,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 150,000 shares are allocated to directors. During 2009, the Company granted employee incentive stock options for 145,500 shares, with a weighted average exercise price of $10.15 per share, pursuant to this plan. Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. These options vest over a nine year period. At December 31, 2009, there were a total of 601,410 shares available for future grants pursuant to this Plan.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

In 1999, the Company authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options became 25% vested immediately as of the grant date and continued to vest at a rate of 25% on each anniversary date thereafter until fully vested. There were no stock options granted pursuant to the 1999 Plan during 2009, 2008 and 2007. The 2007 Plan, discussed above, replaced the 1999 Plan. At December 31, 2009 there were 442,174 stock options outstanding which were granted pursuant to the 1999 Plan, all of which were currently exercisable. No future stock options will be granted from this Plan.

In addition to the 1999 Plan, the Company assumed and converted the stock option plans of its subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2009, they represented exercisable options for 147,990 shares of the Company’s common stock.

In 2004, the Company’s shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 400,000, which amount shall be increased on December 31 of each calendar year. At December 31, 2009, there were no options outstanding pursuant to this plan, and no activity occurred during the twelve month periods ending December 31, 2009, 2008 and 2007 relating to our ESPP.

The Company’s stock-based compensation consists primarily of stock options and commencing in 2009 also includes restricted stock grants. During the twelve month period ended December 31, 2009, 2008 and 2007, the Company recognized approximately $405, $402 and $509 of stock-based compensation expense, respectively. The total income tax benefit was $7, $52 and $126. As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $2,530 and will be recognized over the next nine years. The weighted average period over which this expense is expected to be recognized is approximately 4.1 years.

The Company granted stock options for 145,500, 540,000 and 84,000 shares of common stock during the twelve month periods ending December 31, 2009, 2008 and 2007, respectively.

The estimated fair value of options granted during these periods were calculated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date are as follows:

	2009	2008	2007
Expected option life	7.7 years	7.4 years	6.4 years
Risk-free interest rate	2.80%	3.04%	4.75%
Expected volatility	33.6%	31.2%	29.7%
Dividend yield	0.41%	1.06%	0.82%

In 2009 and 2008, the Company determined the expected life of the stock options using the simplified method approach allowed for plain-vanilla share options as described in SAB 107. For options granted during 2007 and prior to 2006, the Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation would be reduced for estimated forfeitures prior to vesting. Based on historical data, the Company expects the annual forfeiture rates to be immaterial. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

The weighted-average estimated fair value of stock options granted during the twelve month periods ended December 31, 2009, 2008 and 2007 were $4.12 per share, $5.31 per share and $6.33 per share respectively.

The table below present’s information related to stock option activity for the years ended December 31, 2009, 2008 and 2007 (in thousands of dollars):

	2009	2008	2007
Total intrinsic value of stock options exercised	$58	$292	$689
Cash received from stock options exercised	180	283	550
Gross income tax benefit from the exercise of stock options	7	52	126

A summary of stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows (dollars are in thousands, except for per share data):

	December 31, 2009		December 31, 2008		December 31, 2007
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	1,224,556	$13.66	737,674	$12.26	742,236	$11.41
Options granted	145,500	$10.15	540,000	$15.14	84,000	$17.32
Options exercised	(26,974)	$6.68	(37,908)	$7.45	(67,470)	$8.14
Options forfeited	(25,918)	$14.34	(15,210)	$13.81	(21,092)	$15.47

Options outstanding, end of period	1,317,164	$13.40	1,224,556	$13.66	737,674	$12.26

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	1,317,164	$13.40	6.2 years	$642
Options fully vested and expected to vest, December 31, 2009	1,223,536	$13.42	8.7 years	$642
Options exercisable, December 31, 2009	668,764	$12.60	4.1 years	$596

In April 2009, the Company awarded 3,500 shares of restricted stock with a fair value of $10.85 per share at the date of grate. In July 2009, the Company awarded 1,200 shares of restricted stock with a fair value of $7.69 per share at the date of grant. These awards vest at a rate of 20% at date of grant and 20% each anniversary date thereafter. In December 2009, the Company awarded 16,890 shares of restricted stock with a fair value of $10.36 per share at the date of grant. These shares will vest in December 2011.

During the twelve month period ended December 31, 2009, 2008 and 2007, the Company recognized approximately $15, $0 and $0 of stock-based compensation expense, respectively, related to restricted stock grants. The total income tax benefit was $6, $0 and $0. As of December 31, 2009, the total remaining

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

unrecognized compensation cost related to restricted stock grants, net of estimated forfeitures, was approximately $207 and will be recognized over the next four years. The weighted average period over which this expense is expected to be recognized is approximately 1.6 years.

(19)	Employee Benefit Plan

Substantially all of the subsidiary banks’ employees are covered under the Company’s 401(k) compensation and incentive plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2009, 2008 and 2007, the Company’s contributions to the plan were $541, $556 and $668, respectively, which are included in salary and benefits on the Consolidated Statements of Operations.

(20)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheet

December 31, 2009 and 2008

	2009	2008
Assets:
Cash and due from banks	$302	$1,078
Inter-company receivable from bank subsidiaries	37,300	35,000
Investment in wholly-owned bank subsidiaries	194,757	156,411
Investment in other wholly-owned subsidiary	9,513	—
Prepaid expenses and other assets	2,463	2,043

Total assets	$244,335	$194,532

Liabilities:
Accounts payable and accrued expenses	$2,425	$2,867
Corporate debenture	12,500	12,500

Total liabilities	14,925	15,367

Stockholders’ Equity:
Preferred stock	—	26,787
Common stock	258	125
Additional paid-in capital	193,464	112,329
Retained earnings	28,623	38,269
Accumulated other comprehensive income	7,065	1,655

Total stockholders’ equity	229,410	179,165

Total liabilities and stockholders’ equity	$244,335	$194,532

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

Condensed Statements of Operations

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Other income	$—	$1	$4
Interest expense	473	818	1,021
Operating expenses	2,576	2,594	2,721

Loss before equity in net earnings of subsidiaries	(3,049)	(3,411)	(3,738)
Equity in net earnings of subsidiaries (net of income tax (benefit) expense of ($3,559), $2,364 and $5,211 at December 31, 2009, 2008 and 2007, respectively)	(4,296)	5,683	10,223

Net income before income tax benefit	(7,345)	2,272	6,485
Income tax benefit	(1,128)	(1,149)	(1,314)

Net (loss) income	$(6,217)	$3,421	$7,799

Condensed Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

	2009		2008		2007
Cash flows from operating activities:
Net (loss) income	$(6,217)		$3,421		$7,799
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net loss (earnings) of subsidiaries	4,296		(5,683)		(10,223)
Increase (decrease) in payables and accrued expenses	209		(334)		307
Increase in other assets Stock based compensation expense	(420 125)		(10 402)		(278 509)

Net cash flows used in operating activities	(2,007)		(2,204)		(1,886)

Cash flows from investing activities:
Inter-company receivables from subsidiary banks	(2,300)		(18,000)		15,000
Cash payments for merger transaction costs	—		—		(454)
Cash payments to VSB shareholders Cash payments to Mid FL shareholders	(562 (89	) )	(338 (6	) )	(12,223 (47	) )
Investment in subsidiaries	(46,457)		(5,000)		—

Net cash flows (used in) provided by investing activities	(49,408)		(23,344)		2,276

Cash flows from financing activities:
Stock options exercised, net of tax benefit	188		335		676
Dividends paid to shareholders	(2,335)		(1,993)		(1,820)
Net proceeds from issuance of preferred stock and warrant	—		27,760		—
Proceeds from public stock offering	80,879		—		—
Adjustment to preferred stock and warrants	(6)		—		—
Redemption of preferred stock previously issued pursuant to TARP	(27,875)		—		—
Purchased warrants previously issued pursuant to TARP	(212)		—		—

Net cash flows provided by (used in) financing activities	50,639		26,102		(1,144)

Net (decrease) increase in cash and cash equivalents	(776)		554		(754)
Cash and cash equivalents at beginning of year	1,078		524		1,278

Cash and cash equivalents at end of year	$302		$1,078		$524

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

(21)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2009 and 2008, are as follows:

	December 31,
	2009	2008
Standby letters of credit	$5,309	$4,338
Available lines of credit	94,573	98,189
Unfunded loan commitments—fixed	5,698	10,863
Unfunded loan commitments—variable	1,691	6,846

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

(22)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough, Polk and Marion Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2009, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough, Polk and Marion Counties and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

(23)	Basic and Diluted Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

during the periods and the further dilution from stock options using the treasury method. There were 1,078,300,000 stock options that were anti dilutive at December 31, 2009. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	2009	2008	2007
Numerator for basic and diluted earnings per share:
Net (loss) income	$(6,217)	$3,421	$7,799
Preferred stock dividend	(1,045)	(151)	—
Preferred stock discount accretion	(1,088)	(16)	—

Net income available for common shareholders	$(8,350)	$3,254	$7,799

Denominator:
Denominator for basic earnings per share
—weighted-average shares	17,905,042	12,452,375	12,108,590
Effect of dilutive securities:
Employee stock based compensation awards	—	132,661	185,947

Denominator for diluted earnings per share
—adjusted weighted-average shares	17,905,042	12,585,036	12,294,537

Basic (loss) earnings per share	$(0.47)	$0.26	$0.64
Diluted (loss) earnings per share	$(0.47)	$0.26	$0.63

(24)	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The tables below are reconciliations of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the year ending December 31, 2009 and 2008.

Year ending December 31, 2009

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$66,749	$7,195	$—		$73,944
Interest expense	(21,244)	(573)	(473)		(22,290)

Net interest income	45,505	6,622	(473)		51,654
Provision for loan losses	(23,287)	(12)	—		(23,299)
Non interest income	11,306	18,746	—		30,052
Non interest expense	(50,781)	(15,954)	(2,576)		(69,311)

Net income before taxes	(17,257)	9,402	(3,049)		(10,904)
Income tax (benefit) provision	6,841	(3,282)	1,128		4,687

Net (loss) income	$(10,416)	$6,120	$(1,921)		$(6,217)

Total assets	$1,555,611	$201,018	$244,335	$(249,665)	$1,751,299

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

Year ending December 31, 2008

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$67,906	$176	$—		$68,082
Interest expense	(26,779)	(200)	(818)		(27,797)

Net interest income	41,127	(24)	(818)		40,285
Provision for loan losses	(6,520)	—	—		(6,520)
Non interest income	9,395	1,412	—		10,807
Non interest expense	(36,340)	(1,006)	(2,590)		(39,936)

Net income before taxes	7,662	382	(3,408)		4,636
Income tax (benefit) provision	(2,220)	(144)	1,149		(1,215)

Net income (loss)	$5,442	$238	$(2,259)		$3,421

Total assets	$1,243,232	$89,615	$194,532	($194,236)	$1,333,143

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through four separately chartered subsidiary banks with 38 locations in ten counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

Corresponding banking and bond sales division: Operating as a division of the Company’s largest subsidiary bank, its primary revenue generating activities are as follows: 1) the first, and largest, revenue generator is commissions earned on fixed income security sales; 2) the second category includes: (a) correspondent bank deposits (i.e., federal funds purchased); (b) correspondent bank checking accounts; and (c) loans to correspondent banks; and, 3) the third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama and Georgia.

Corporate overhead and administration: Corporate overhead and administration is comprised primarily of compensation and benefits for certain members of management, interest on parent company debt, office occupancy and depreciation of parent company facilities, merger related costs and other expenses.

(25)	Sale of branch real estate

The Company sold one of its branch office buildings on April 1, 2008 for $2,500 and simultaneously entered into an agreement to lease back the real estate for a period of one year with an option to renew the lease for an additional year. A $1,483 pre-tax gain on the sale was recognized on the transaction. The sale was for the real estate only. The branch was subsequently closed and the related customer accounts were transferred to one of our existing branch locations.

(26)	Business combinations

On April 2, 2007, the Company acquired 100% of the outstanding shares of Valrico Bancorp, Inc. (“VBI”) and its wholly owned subsidiary, Valrico State Bank (“VSB”). The $36,100 purchase price was a

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

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

On January 30, 2009 the Company, through its lead bank headquartered in Winter Haven, Florida, purchased the deposits of Ocala National Bank (“ONB”), from the Federal Deposit Insurance Corporation (“FDIC”) for approximately $3,000, a premium of approximately 1.7%. Total deposits purchased approximated $178,000. At the date of acquisition, ONB operated from four branch locations all within Ocala. Two locations were leased and two were owned. The Company had the option to purchase the two owned locations at fair market value, to be determined by appraisal, and to assume the lease on the other two locations. Currently, the Company has purchased one of the leased locations, has agreed to purchase the two owned locations, and has entered into a short-term lease on the remaining leased location, while renovation is occurring at a new location which the Company is in the process of purchasing after which it will move the remaining leased facility to this new nearby location. As a result of this acquisition, the Company expects to further solidify its market share in the Marion County, Florida market, expand its customer base to enhance deposit fee income, and reduce operating costs through economies of scale. All of the goodwill and core deposit intangible listed below is tax deductible over a 15 year period on a straight line basis. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts are in thousands of dollars, except per share data)

December 31, 2009, 2008 and 2007

Assets:
Cash	$155,640
Securities available for sale	11,549
Goodwill	4,722
Core deposit intangible	466
Other assets	8,113

Total assets	$180,490

Liabilities:
Deposits	$180,182
Other liabilities	308

Total liabilities	$180,490

(27)	Sale of bank shell

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

(28)	Capital offering

On August 4, 2009, the Company raised approximately $86,261 through a previously announced public offering by issuing 13,271,000 shares of common stock, including 1,731,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds of the offering, after all expenses including underwriters fees, were approximately $81,300.

(29)	Preferred stock

On November 21, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company issued and sold to the U. S. Department of the Treasury (the “Treasury”), (a) 27,875 shares (the “Preferred Shares”) of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (b) a ten-year warrant (the “Warrants”) to purchase up to 250,825 shares of voting common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $16.67 per share.

On September 30, 2009, the Company repurchased all of the outstanding Preferred Shares issued pursuant to TARP for $28,875 plus accrued dividends. In October 2009, the Company purchased all remaining outstanding Warrants issued pursuant to TARP for $212.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davenport, State of Florida, on the 4th day of March, 2010.

CENTERSTATE BANKS, INC.

/s/ ERNEST S. PINNER
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 4, 2010.

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
J. Thomas Rocker

CenterState Banks, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit
3.6	Articles of Amendment to Articles of Incorporation of CenterState Banks, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002