Form 10-K/A
period 2009-12-31
CenterState Banks, Inc.
filed 2010-03-25
CIK 1102266

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A to the CenterState Banks, Inc. Annual Report on Form 10-K for fiscal year ending December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010 is being filed solely for the purpose of adding the enclosed Exhibits 99.1 and 99.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davenport, State of Florida, on the 25th day of March, 2010.

CENTERSTATE BANKS, INC.

/s/ ERNEST S. PINNER
Ernest S. Pinner
Chairman of the Board, President and Chief Executive Officer

/s/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 25, 2010.

Signature	Title

/s/ ERNEST S. PINNER Ernest S. Pinner	Chairman of the Board President and Chief Executive Officer

/s/ JAMES H. BINGHAM James H. Bingham	Director

/s/ G. ROBERT BLANCHARD, JR. G. Robert Blanchard, Jr.	Director

/s/ C. DENNIS CARLTON C. Dennis Carlton	Director

/s/ FRANK M. FOSTER, JR. Frank M. Foster, Jr.	Director

/s/ GAIL E. GREGG-STRIMENOS Gail E. Gregg-Strimenos	Director

/s/ BRYAN W. JUDGE Bryan W. Judge	Director

/s/ SAMUEL L. LUPFER, IV Samuel L. Lupfer, IV	Director

/s/ LAWRENCE W. MAXWELL Lawrence W. Maxwell	Director

/s/ RULON D. MUNNS Rulon D. Munns	Director

/s/ G. TIERSO NUNEZ II G. Tierso Nunez II	Director

/s/ THOMAS E. OAKLEY Thomas E. Oakley	Director

/s/ J. THOMAS ROCKER J. Thomas Rocker	Director

CenterState Banks, Inc.

Form 10-K/A

For Fiscal Year Ending December 31, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer pursuant to section 111(b)(4) of EESA for TARP recipient

99.2	Certification of Chief Financial Officer pursuant to section 111(b)(4) of EESA for TARP recipient