Form 10-Q
period 2010-03-31
CenterState Banks, Inc.
filed 2010-05-04
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES            NO

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer	Accelerated filer	☒

Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES            NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	25,778,767 shares
(class)	Outstanding at April 15, 2010

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Centerstate Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of March 31, 2010	As of December 31, 2009
ASSETS
Cash and due from banks	$17,638	$19,139
Federal funds sold and Federal Reserve Bank deposits	172,472	173,268

Cash and cash equivalents	190,110	192,407

Trading securities, at fair value	1,153	—
Investment securities available for sale, at fair value	496,715	463,186
Loans held for sale, at lower of cost or market	573	—

Loans	946,407	959,021
Less allowance for loan losses	(24,088)	(23,289)

Net Loans	922,319	935,732

Accrued interest receivable	6,696	6,378
Federal Home Loan Bank and Federal Reserve Bank stock	8,511	7,908
Bank premises and equipment, net	63,804	62,368
Deferred income taxes, net	4,422	3,495
Goodwill	32,840	32,840
Core deposit intangible	2,318	2,422
Bank owned life insurance	15,818	15,665
Other repossessed real estate owned (“OREO”)	10,059	10,196
Excess bank property held for sale	2,368	2,368
Prepaid expense and other assets	18,948	16,334

TOTAL ASSETS	$1,776,654	$1,751,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$231,662	$233,688
Demand - interest bearing	186,536	193,527
Savings and money market accounts	343,321	307,513
Time deposits	579,419	570,308

Total deposits	1,340,938	1,305,036

Securities sold under agreement to repurchase	25,367	29,562
Federal funds purchased	139,032	144,939
Federal Home Loan Bank advances	18,000	21,000
Corporate debenture	12,500	12,500
Accrued interest payable	1,145	1,268
Accounts payables and accrued expenses	10,199	7,584

Total liabilities	1,547,181	1,521,889

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value: 100,000,000 shares authorized;
25,778,767 and 25,773,229 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	258	258
Additional paid-in capital	193,615	193,464
Retained earnings	28,758	28,623
Accumulated other comprehensive income	6,842	7,065

Total stockholders’ equity	229,473	229,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,776,654	$1,751,299

See notes to the accompanying condensed consolidated financial statements

Centerstate Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar 31, 2010	Mar 31, 2009
Interest income:
Loans	$13,235	$13,018
Investment securities available for sale:
Taxable	4,429	4,529
Tax-exempt	362	374
Federal funds sold and other	135	126

	18,161	18,047

Interest expense:
Deposits	4,047	6,033
Securities sold under agreement to repurchase	24	21
Federal funds purchased	35	188
Federal Home Loan Bank advances	108	178
Corporate debentures	101	135

	4,315	6,555

Net interest income	13,846	11,492
Provision for loan losses	4,075	1,703

Net interest income after loan loss provision	9,771	9,789

Other income:
Service charges on deposit accounts	1,596	1,133
Income from correspondent banking and bond sales division	6,356	2,557
Commissions on sale of mutual funds and annuities	104	193
Debit card and ATM fees	402	280
Loan related fees	130	88
BOLI income	152	94
Gain on sale of securities	1,436	418
Trading securities revenue	84	—
Other service charges and fees	213	187

	10,473	4,950

Other expenses:
Salaries, wages and employee benefits	11,882	7,346
Occupancy expense	1,447	1,209
Depreciation of premises and equipment	755	751
Supplies, stationary and printing	215	187
Marketing expenses	555	442
Data processing expense	534	547
Legal, auditing and other professional fees	632	449
Core deposit intangible (CDI) amortization	104	198
Postage and delivery	110	100
ATM and debit card related expenses	286	222
Bank regulatory expenses	614	493
Loss on sale of repossessed real estate (“OREO”)	27	80
Valuation write down of repossessed real estate (“OREO”)	882	394
Loss on repossessed assets other than real estate	107	214
Foreclosure related expenses	418	173
Other expenses	1,157	896

Total other expenses	19,725	13,701

Income before provision for income taxes	519	1,038
Provision for income taxes	126	266

Net income	$393	$772

Earnings per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03
Common shares used in calculation of earnings per share:
Basic	25,776,820	12,475,432
Diluted	25,975,584	12,575,424

See notes to the accompanying condensed consolidated financial statements.

Centerstate Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net Income	$393	$772
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,075	1,703
Depreciation of premises and equipment	755	751
Amortization of purchase accounting adjustments	(4)	(313)
Net amortization/accretion of investment securities	1,078	683
Net deferred loan origination fees	(14)	(16)
Valuation write down of OREO	882	394
Loss on sale of OREO	27	80
Valuation write down on repossessed assets other than OREO	—	138
Loss on sale of repossessed assets other than OREO	107	76
Gain on sale of securities available for sale	(1,436)	(418)
Trading securities revenue	(84)	—
Purchases of trading securities	(21,091)	—
Proceeds from sale of trading securities	20,022	—
Gain on sale of loans held for sale	(12)	—
Loans originated and held for sale	(1,357)	—
Proceeds from loans sold	796	—
Gain on sale of fixed assets	—	(82)
Deferred income taxes	(787)	(869)
Stock based compensation expense	158	104
Bank owned life insurance income	(152)	(94)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(3,040)	6,490
Net change in accrued interest payable, accrued expense, and other liabilities	2,439	1,160

Net cash provided by operating activities	2,755	10,559

Cash flows from investing activities:
Purchases of investment securities available for sale	(118,846)	(18,460)
Purchases of mortgage backed securities available for sale	(14,151)	(396,516)
Purchases of FHLB and FRB stock	(603)	(577)
Proceeds from maturities of investment securities available for sale	133	—
Proceeds from called investment securities available for sale	25,765	3,100
Proceeds from pay-downs of mortgage backed securities available for sale	31,547	24,978
Proceeds from sales of investment securities available for sale	—	10,789
Proceeds from sales of mortgage backed securities available for sale	42,018	24,429
Proceeds from sales of FHLB and FRB stock	—	143
Decrease (increase) in loans, net of repayments	7,969	(20,503)
Purchases of premises and equipment, net	(2,191)	(1,819)
Proceeds from sale of other real estate owned	623	851
Proceeds from sale of fixed assets	—	92
Net cash from acquisition of Ocala branches	—	155,640

Net cash used in investing activities	(27,736)	(217,853)

Centerstate Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Three months ended March 31,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	35,998	137,634
Net (decrease) increase in securities sold under agreement to repurchase	(4,195)	399
Net (decrease) increase in federal funds purchased	(5,907)	120,997
Net (decrease) increase in FHLB advances and other borrowings	(3,000)	7,250
Stock options exercised, including tax benefit	46	57
Dividends paid	(258)	(824)
Adjustments to net proceeds from preferred stock and warrant issuance	—	(5)

Net cash provided by financing activities	22,684	265,508

Net (decrease) increase in cash and cash equivalents	(2,297)	58,214
Cash and cash equivalents, beginning of period	192,407	77,552

Cash and cash equivalents, end of period	$190,110	$135,766

	Three months ended March 31,
	2010	2009
Transfer of loan to other real estate owned	$1,395	$8,734

Cash paid during the period for:
Interest	$4,534	$6,363

Income taxes	$206	$—

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, CenterState Shared Services (“CSS”). Our four subsidiary banks operate through 38 locations in ten Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. In addition, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia and Winston Salem, North Carolina. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e. federal funds purchased); (b) correspondent bank checking account deposits; and (c) loans to correspondent banks. The third revenue generating category includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,115,300 and 884,000 stock options that were anti dilutive at March 31, 2010 and 2009, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

For the three months ended March 31,	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$393	$772
Preferred stock dividend accrued	—	(348)
Preferred stock discount accretion	—	(48)

Net income available for common shareholders	$393	$376

Denominator:
Denominator for basic earnings per share - weighted-average shares	25,776,820	12,475,432
Effect of dilutive securities: Employee stock options and stock grants	198,764	99,992

Denominator for diluted earnings per share - adjusted weighted-average shares	25,975,584	12,575,424

Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

NOTE 3: Comprehensive income

As required by generally accepted accounting principles, certain transactions and other economic events that bypass our income statement must be displayed as other comprehensive income. Our comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale, net of deferred income taxes.

The table below sets forth our comprehensive income for the periods indicated below (in thousands of dollars).

	Three months ended
	Mar 31, 2010	Mar 31, 2009
Net income	$393	$772

Other comprehensive income, net of tax:
Unrealized holding gain arising during the period	669	1,947
Reclassified adjustments for gain included in net income, net of income taxes of $544 and $157 for the three month periods ended March 31, 2010 and 2009, respectively	(892)	(261)

Other comprehensive income, net of tax	(223)	1,686

Comprehensive income	$170	$2,458

NOTE 4: Fair value

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to March 31, 2010 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of March 31, 2010, the fair value was determined by broker price indications of similar or same securities.

All of the mortgaged back securities listed below are residential FNMA and FHLMC MBSs. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in Active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2009
Assets:
Available for sale securities
U.S. government agencies	$17,910	$—	$17,910	$—
Mortgage backed securities	409,780	—	409,780	—
Municipal securities	35,496	—	35,496	—

at March 31, 2010
Assets:
Trading securities	$1,153	$—	$1,153	$—
Available for sale securities
U.S. government agencies	111,357	—	111,357	—
Mortgage backed securities	350,089	—	350,089	—
Municipal securities	35,269	—	35,269	—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
at December 31, 2009
Assets:
Impaired loans	$10,779	$—	$—	$10,779
Other real estate owned	$10,196	$—	$—	$10,196
Excess bank real estate held for sale	$2,368	$—	$—	$2,368
at March 31, 2010
Assets
Impaired loans	$12,275	$—	$—	$12,275
Other real estate owned	$10,059	$—	$—	$10,059
Excess bank real estate held for sale	$2,368	$—	$—	$2,368

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16,727,000 with a valuation allowance of $4,452,000 at March 31, 2010, and a carrying amount of $15,391,000 with a valuation allowance of $4,612,000 at December 31, 2009. The Company recorded a provision for loan loss expense of $688,000 on these loans during the three month period ended March 31, 2010.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

The fair value of our repossessed real estate (“other real estate owned” or “OREO”) is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The decline in fair value of other real estate owned was $882,000 during the three month period ending March 31, 2010. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Excess bank real estate held for sale represents several parcels of commercial real estate purchased in prior years with the intention of denovo branch expansion. At this time, management has made them available for sale. As such, current generally accepted accounting principles require the real estate to be carried on our balance sheet at the lower of cost or market value. This category also includes a single family house we purchased from one of our executives when the executive was relocated to another county. The fair value of excess bank real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. Changes in fair value are recorded directly as an adjustment to current earnings through non interest expense.

Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using underlying collateral values. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock or Federal Reserve Bank stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material. The following table presents the carry amounts and estimated fair values of the Company’s financial instruments (in thousands of dollars):

	Mar 31, 2010		Dec 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$190,110	$190,110	$192,407	$192,407
Trading securities	1,153	1,153	—	—
Investment securities available for sale	496,715	496,715	463,186	463,186
FHLB and FRB stock	8,511	n/a	7,908	n/a
Loans held for sale	573	573	—	—
Loans, less allowance for loan losses of
$24,088 and $23,289, at March 31, 2010 and December 31, 2009, respectively	922,319	932,246	935,732	945,993
Accrued interest receivable	6,696	6,696	6,378	6,378

Financial liabilities:
Deposits-without stated maturities	$761,519	$761,519	$734,728	$734,728
Deposits-with stated maturities	579,419	584,820	570,308	576,237
Securities sold under agreement to repurchase	25,367	25,367	29,562	29,562
Federal funds purchased (correspondent bank deposits)	139,032	139,032	144,939	144,939
Federal Home Loan Bank advances	18,000	18,275	21,000	21,274
Corporate debentures	12,500	6,820	12,500	6,865
Accrued interest payable	1,145	1,145	1,268	1,268

NOTE 5: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month period ending March 31, 2010 (in thousands of dollars).

	Three month period ending March 31, 2010
	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$16,597	$1,564			$18,161
Interest expense	(4,176)	(38)	(101)		(4,315)

Net interest income	12,421	1,526	(101)		13,846
Provision for loan losses	(4,075)	—	—		(4,075)
Non interest income	3,851	6,622	—		10,473
Non interest expense	(12,815)	(6,164)	(746)		(19,725)

Net income before taxes	(618)	1,984	(847)		519
Income tax (expense) benefit	315	(764)	323		(126)

Net (loss) income	$(303)	$1,220	$(524)		$393

Total assets	$1,572,126	$208,045	$244,523	$(248,040)	$1,776,654

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, we operate through our four separately chartered subsidiary banks with 38 locations in 10 counties throughout Central Florida providing traditional deposit and lending products and services to our commercial and retail customers.

Corresponding banking and bond sales division: Operating as a division of our largest subsidiary bank, its primary revenue generating activities are as follows: 1) the first, and largest, revenue generator is commissions earned on fixed income security sales; 2) the second category includes: (a) correspondent bank deposits (i.e., federal funds purchased); (b) correspondent bank checking account deposits; and (c) loans to correspondent banks; and, 3) the third revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

Corporate overhead and administration: Corporate overhead and administration is comprised primarily of compensation and benefits for certain members of management, interest on parent company debt, office occupancy and depreciation of parent company facilities, merger related costs and other expenses.

NOTE 6: Investment securities available for sale

All of the mortgaged back securities listed below are residential FNMA and FHLMC MBSs. Cost of securities is determined using the specific identification method. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands of dollars):

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Obligations of U.S. government agencies	$111,079	$469	$191	$111,357
Mortgage backed securities	339,383	10,828	122	350,089
Municipal securities	35,114	491	336	35,269

	$485,576	$11,788	$649	$496,715

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross unrealized losses	Estimated fair value
Obligations of U.S. government agencies	$17,826	$128	$44	$17,910
Mortgage backed securities	398,482	11,467	169	409,780
Municipal securities	35,376	396	276	35,496

	$451,684	$11,991	$489	$463,186

Sales of available for sale securities were as follows:

For the three months ended:	Mar 31, 2010	Mar 31, 2009
Proceeds	$42,018	$35,218
Gross gains	$1,436	$444
Gross losses	$—	$26

The tax provision related to these net realized gains was $554 and $157, respectively.

The fair value of available for sale securities at March 31, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Amounts are shown in thousands of dollars.

Fair Value
Investment securities available for sale
Due in one year or less	$8,047
Due after one year through five years	23,657
Due after five years through ten years	48,209
Due after ten years through thirty years	66,713
Mortgage backed securities	350,089

$496,715

Securities pledged at March 31, 2010 and December 31, 2009 had a carrying amount (estimated fair value) of $197,550,000 and $214,785,000 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 (in thousands of dollars).

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$48,295	$191	$—	$—	$48,295	$191
Mortgage backed securities	27,648	122	—	—	27,648	122
Municipal securities	7,514	225	1,821	111	9,335	336

Total temporarily impaired securities	$83,457	$538	$1,821	$111	$85,278	$649

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$7,287	$44	$—	$—	$7,287	$44
Mortgage backed securities	46,537	169	—	—	46,537	169
Municipal securities	7,713	236	892	40	8,605	276

Total temporarily impaired securities	$61,537	$449	$892	$40	$62,429	$489

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

NOTE 7: Effect of new pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance was not material.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2010 AND DECEMBER 31, 2009

Overview

Our total assets increased slightly, approximately 1%, during the current quarter. Our outstanding loan balances decreased slightly, again approximately 1%, our securities available for sale increased approximately 7%, deposits were up almost 3%, all other borrowings as a group were down approximately 6% and our total stockholders’ equity at March 31, 2010 was approximately the same as December 31, 2009. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $172,472,000 at March 31, 2010 (approximately 9.7% of total assets) as compared to $173,268,000 at December 31, 2009 (approximately 9.9% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Trading securities

During the third quarter of 2009, we initiated a trading securities portfolio at our lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities. At March 31, 2010 our trading securities had a fair market value of $1,153,000, all of which were municipal securities. A list of the activity in this portfolio is summarized below. Amounts are in thousands of dollars.

Balance at December 31, 2009	$—
Purchases	21,091
Proceeds from sales	(20,022)
Net realized gain on sales	91
Net unrealized loss at March 31, 2010	(7)

Balance at March 31, 2010	$1,153

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $496,715,000 at March 31, 2010 (approximately 28% of total assets) compared to $463,186,000 at December 31, 2009 (approximately 26% of total assets), an increase of $33,529,000 or 7%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs, as discussed above.

Loans held for sale

During the first quarter of 2010, we initiated a loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. These loans are recorded at the lower of cost or market. Gains and losses on the sale of loans held for sale are included as a component of non interest income in our Condensed Consolidated Statement of Earnings. A list of the activity in this portfolio is summarized below. Amounts are in thousands of dollars.

Balance at December 31, 2009	$—
Loans originated	1,357
Proceeds from sales	(796)
Net realized gain on sales	12

Balance at March 31, 2010	$573

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended March 31, 2010, were $951,009,000, or 59% of average earning assets, as compared to $931,681,000, or 56% of average earning assets, for the quarter ending December 31, 2009. Total loans, net of unearned fees and cost, at March 31, 2010 and December 31, 2009 were $946,407,000 and $959,021,000, respectively, a decrease of $12,614,000, or 1.3%. This represents a loan to total asset ratio of 53% and 55% and a loan to deposit ratio of 71% and 73%, at March 31, 2010 and December 31, 2009, respectively.

Our single family residential real estate loans totaled $251,368,000 or 27% of our total loans as of March 31, 2010. As with all of our loans, these are originated in our geographical market area in central Florida. We do not and have never engaged in sub-prime lending. As of this same date, our commercial real estate loans totaled $443,876,000, or 47% of our total loans. Construction, development, and land loans totaled $108,614,000, or 11% of our loans. As a group, all of our real estate collateralized loans represented approximately 85% of our total loans at March 31, 2010. The remaining 15% is comprised of commercial loans (9%) and consumer loans (6%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	March 31, 2010	Dec 31, 2009
Real estate loans
Residential	$251,368	$251,634
Commercial	443,876	438,540
Construction, development, land	108,614	115,937

Total real estate	803,858	806,111

Commercial	87,521	98,273
Consumer and other	55,754	55,376

Gross loans before	947,133	959,760

Unearned fees/costs	(726)	(739)

Total loans net of unearned fees	946,407	959,021

Allowance for loan losses	(24,088)	(23,289)

Total loans net of unearned fees and allowance for loan losses	$922,319	$935,732

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

The allowance consists of two components. The first component is an allocation for impaired loans, as defined by generally accepted accounting principles. Impaired loans are those loans whereby management has arrived at a determination that the Company will not be repaid according to the original terms. Each of these loans is required to have a written analysis supporting the amount of specific allowance allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e., not expected to be repaid as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific allowance is warranted.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at March 31, 2010 and December 31, 2009.

(amounts are in thousands of dollars)	Mar 31, 2010	Dec 31, 2009	Increase (decrease)
Impaired loans	$82,755	$78,948	$3,807
Component 1 (specific allowance)	4,452	4,612	(160)
Specific allowance as percentage of impaired loans	5.38%	5.84%	(46 bps )

Total loans other than impaired loans	863,652	880,073	(16,421)
Component 2 (general allowance)	19,636	18,677	959
General allowance as percentage of non impaired loans	2.27%	2.12%	15 bps

Total loans	946,407	959,021	(12,614)
Total allowance for loan losses	24,088	23,289	799
Allowance for loan losses as percentage of total loans	2.55%	2.43%	12 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 2.55% at March 31, 2010 compared to 2.43% at December 31, 2009. Our ALLL increased by a net amount of $799,000 during this three month period. Component 2 (general allowance) increased by $959,000 during the period. This increase is primarily due to changes in our historical charge-off rates, changes in our current environmental factors and changes in the loan portfolio mix.

Component 1 (specific allowance) decreased by $160,000. This Component is the result of specific allowance analyses prepared for each of our impaired loans. Although our impaired loans increased by $3,807,000, our specific allowance related to impaired loans decreased. Our specific allowance is the aggregate of the results of individual analyses prepared for each one of our impaired loans on a loan by loan basis. The decrease in our specific allowance is the result of charge-offs taken during the period, as well as the change in mix and evaluation of impaired loans.

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

For the three month period ending March 31,	2010	2009
Allowance at beginning of period	$23,289	$13,335
Charge-offs
Real estate loans
Residential	(767)	(313)
Commercial	(1,195)	(417)
Construction, development, land	(832)	(622)

Total real estate loans	(2,794)	(1,352)
Commercial	(361)	(184)
Consumer and other	(155)	(61)

Total charge-offs	(3,310)	(1,597)

Recoveries
Real estate loans
Residential	3	4
Commercial	13	5
Construction, development, land	5	—

Total real estate loans	21	9
Commercial	—	11
Consumer and other	13	11

Total recoveries	34	31

Net charge-offs	(3,276)	(1,566)
Provision for loan losses	4,075	1,703

Allowance at end of period	$24,088	$13,472

Nonperforming loans and nonperforming assets

Non performing loans are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans as a percentage of total loans were 5.15% at March 31, 2010, compared to 4.42% at December 31, 2009.

Non performing assets (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $59,540,000 at March 31, 2010, compared to $53,452,000 at December 31, 2009. Non performing assets as a percentage of total assets were 3.35% at March 31, 2010, compared to 3.05% at December 31, 2009.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Mar 31, 2010	Dec 31, 2009
Non-accrual loans	$48,753	$42,059
Past due loans 90 days or more and still accruing interest	34	282

Total non-performing loans (NPLs)	48,787	42,341

Other real estate owned (OREO)	10,059	10,196
Repossessed assets other than real estate	694	915

Total non-performing assets (NPAs)	$59,540	$53,452

Total NPLs as a percentage of total loans	5.15%	4.42%
Total NPAs as a percentage of total assets	3.35%	3.05%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans	1.20%	1.28%
Allowance for loan losses	$24,088	$23,289
Allowance for loan losses as a percentage of NPLs	49%	55%
Allowance for loan losses as a percentage of NPAs	40%	44%

Troubled debt restructured loans (“TDRs”):
Performing TDRs	$15,235	$14,517
Non performing TDRs, included in NPLs above	12,718	11,982

Total TDRs	$27,953	$26,499

As shown in the table above, the largest component of non performing loans is non accrual loans. As of March 31, 2010 the Company had reported a total of 205 non accrual loans with an aggregate book value of $48,753,000, compared to December 31, 2009 when 171 non accrual loans with an aggregate book value of $42,059,000 were reported. The increase was spread among all five categories, with no material disproportional increase in any particular category.

This amount is further delineated by collateral category and number of loans in the table below (in thousands of dollars).

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate loans	$11,274	23%	73
Commercial real estate loans	24,198	50%	51
Construction, development and land loans	12,547	25%	45
Non real estate commercial loans	357	1%	16
Non real estate consumer and other loans	377	1%	20

Total non accrual loans at March 31, 2010	$48,753	100%	205

There are no construction or development loans with national builders. The Company has historically done business with local builders and developers that have typically been long time customers. However, the Company believes that this category (i.e. construction, development and land) is the loan category where the most risk is present. On the positive side, the category only represents about 11% of the total loan portfolio. However, it represents a disproportionate 25% of the Company’s total non accrual loans and approximately 34% of the Company’s total repossessed real estate (“OREO”).

As indicated above, non accrual construction, development, and land loans totaled $12,547,000 at March 31, 2010. Most of this amount relates to land, either developed or not developed, commercial and residential. There are four single family homes where construction is not yet completed and not sold. This mix is consistent with the performing loans in this category, where the mix is approximately 85% land related, either developed lots or not developed, both commercial and residential, and less than 15% of the category represents vertical construction and the majority of that is commercial.

During the current quarter, the Company has charged off, net of recoveries, approximately $827,000 of the loans in this category, about 25% of the total net charge offs. During the year ending December 31, 2009, the Company had total charge offs, net of recoveries, of $13,942,000. Almost half ($6,414,000) came from this category.

The second largest component in non performing assets after non accrual loans is repossessed real estate, or OREO. OREO is carried at the lower of cost or market, less the cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Statement of Operations. At March 31, 2010, OREO was $10,059,000, which is further delineated in the table below (in thousands of dollars).

Description of repossessed real estate	carry amount at Mar 31, 2010
25 single family homes	$2,584
4 mobile homes with land	231
9 commercial buildings	3,662
Mixed (5 duplexes/ 1 single fam/ 2 vac lots)	187
50 residential building lots	1,344
Vacant land / various acreages	1,967
1 commercial building lot	84

Total	$10,059

In this current real estate crisis that the Nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $27,953,000 of TDRs. Of this amount $15,235,000 are performing pursuant to their modified terms, and $12,718,000 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”). Current accounting standards require TDRs to be included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs.

Impaired loans are defined as loans that management has concluded will not repay as agreed. (Small balance homogeneous loans are not considered for impairment purposes.) Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the specific loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or other economic conditions change. At March 31, 2010 we have identified a total of $82,755,000 impaired loans. A specific valuation allowance of $4,452,000 has been attached to $16,727,000 of the total identified impaired loans. As such, these loans are place on non accrual and included in our NPLs regardless if the borrower is current with his/her payment or not. Approximately $13,373,000 of these $16,727,000 impaired loans was current at March 31, 2010. The table below summarizes impaired loan data for the periods presented (in thousands of dollars).

	Mar 31, 2010	Dec 31, 2009
Impaired loans with a specific valuation allowance	$16,727	$15,391
Impaired loans without a specific valuation allowance	66,028	63,557

Total impaired loans	$82,755	$78,948
Amount of allowance for loan losses allocated to impaired loans	4,452	4,612

Payments are current as of period end	$13,373	$9,296
Payments are not current as of period end	3,354	6,095

Total impaired loans with a specific valuation allowance	$16,727	$15,391

Performing TDRs	$15,235	$14,517
Non performing TDRs, included in NPLs	12,718	11,982

Total TDRs (TDRs are required to be included in impaired loans)	$27,953	$26,499
Impaired loans that are not TDRs	54,802	52,449

Total impaired loans	$82,755	$78,948

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of March 31, 2010, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $63,804,000 at March 31, 2010 compared to $62,368,000 at December 31, 2009, an increase of $1,436,000 or 2.3%. This amount is the result of purchases and construction in process totaling $2,191,000 less $755,000 of depreciation expense. Most of the gross increases, approximately $1,466,000, relates to construction in process on several of our branch offices. The remaining $725,000 relates to purchases of furniture and equipment, and capitalization of certain software development costs related to our correspondent banking and bond sales division.

Deposits

During the current quarter, total deposits increased by $35,902,000, or 2.8%. Time deposits increased by $9,111,000, or 1.6%, and non time deposits (i.e., core deposits) increased by $26,791,000, or 3.6%. With the purchase of an Ocala bank’s deposits from the FDIC in January 2009 and the correspondent banking activity, the Company believes it has excess liquidity, and has no incentive to aggressively price rate sensitive time deposits. Management continues to believe that core deposits and the number of customer relationships are the value of the franchise, and continues to incentivize employees to grow these accounts and relationships.

The table below sets forth our deposits by type and as a percentage to total deposits at March 31, 2010 and December 31, 2009 (amounts shown in the table are in thousands of dollars).

	Mar 31, 2010	% of total	Dec 31, 2009	% of total
Demand - non-interest bearing	$231,662	17%	$233,688	18%
Demand - interest bearing	186,536	14%	193,527	15%
Savings deposits	166,033	13%	148,915	11%
Money market accounts	177,288	13%	158,598	12%
Time deposits	579,419	43%	570,308	44%

Total deposits	$1,340,938	100%	$1,305,036	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $25,367,000 at March 31, 2010 compared to $29,562,000 at December 31, 2009.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. We commenced accepting correspondent bank deposits during September 2008. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below. At March 31, 2010 we had $139,032,000 of correspondent bank deposits or federal funds purchased, compared to $144,939,000 at December 31, 2009.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At March 31, 2010 and December 31, 2009, advances from the Federal Home Loan Bank were as follows (amounts are in thousands of dollars).

	Mar 31, 2010	Dec 31, 2009
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	3,000
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	3,000
Matures January 11, 2010, interest rate is fixed at 1.04%	—	3,000
Matures January 12, 2010, interest rate is fixed at 1.04%	—	3,000
Matures July 12, 2010, interest rate is fixed at 1.50%	3,000	3,000
Matures January 10, 2011, interest rate is fixed at 1.84%	3,000	3,000
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	3,000
Matures January 11, 2011, interest rate is fixed at 0.61%	3,000	—

Total	$18,000	$21,000

Corporate debentures

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

Stockholders’ equity

Stockholders’ equity at March 31, 2010, was $229,473,000, or 12.9% of total assets, compared to $229,410,000, or 13.1% of total assets at December 31, 2009. The increase in stockholders’ equity was due to the following items:

$229,410,000	Total stockholders’ equity at December 31, 2009
393,000	Net income during the period
(258,000)	Dividends paid on common shares
(223,000)	Net decrease in market value of securities available for sale, net of deferred taxes
46,000	Employee stock options exercised
105,000	Employee equity based compensation

$229,473,000	Total stockholders’ equity at March 31, 2010

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2010, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2010 and December 31, 2009 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2010
Total capital (to risk weighted assets)	$213,957	19.3%	$110,856	> 10%	$103,101
Tier 1 capital (to risk weighted assets)	199,973	18.0%	66,514	> 6%	133,459
Tier 1 capital (to average assets)	199,973	11.6%	86,232	> 5%	113,741

December 31, 2009
Total capital (to risk weighted assets)	$213,569	19.2%	$110,960	> 10%	$102,609
Tier 1 capital (to risk weighted assets)	199,583	18.0%	66,576	> 6%	133,007
Tier 1 capital (to average assets)	199,583	11.4%	87,831	> 5%	111,752

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Overview

Net income for the three months ended March 31, 2010 was $393,000 or $0.02 per share basic and diluted, compared to $772,000 or $0.03 per share basic and diluted for the same period in 2009. We repurchased our preferred stock, issued pursuant to TARP, during the third quarter of 2009. As such, it affected our income available to common shareholders during the first quarter of 2009 but not the current quarter. We also substantially increased the number of common shares outstanding as a result of our capital offering in July 2009. Please refer to note 2 in the Condensed Consolidated Financial Statements for additional detail.

Our average earning assets increased by $113,763,000 between these two periods and our net interest margin (“NIM”) increased by 38bps to 3.54% resulting in a $2,354,000 increase in our net interest income. This increase was offset by a $2,372,000 increase in our allowance for loan loss provision.

Our non interest income also increased significantly primarily due to income from correspondent banking and bond sales division (commissions from bond sales) and from gain on sales of securities. This was offset by increases in our non interest expense which was primarily due to compensation expense and compensation related expenses resulting primarily from our newly formed correspondent banking and bond sales division, and increases in foreclosure and foreclosure related expenses.

Each of the above referenced income and expense categories, along with other items, are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $2,354,000 or 20% to $13,846,000 during the three month period ended March 31, 2010 compared to $11,492,000 for the same period in 2009. The $2,354,000 increase was the result of a $114,000 increase in interest income plus a $2,240,000 decrease in interest expense.

Interest earning assets averaged $1,608,823,000 during the three month period ended March 31, 2010 as compared to $1,495,060,000 for the same period in 2009, an increase of $113,763,000, or 7.6%. The yield on average interest earning assets decreased 32bps to 4.58% (31bps to 4.63% tax equivalent basis) during the three month period ended March 31, 2010, compared to 4.90% (4.94% tax equivalent basis) for the same period in 2009. The combined effects of the $113,763,000 increase in average interest earning assets and the 32bps (31bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $114,000 increase in interest income between the two periods.

Interest bearing liabilities averaged $1,275,676,000 during the three month period ended March 31, 2010 as compared to $1,266,716,000 for the same period in 2009, an increase of $8,960,000, or 0.7%. The cost of average interest bearing liabilities decreased 73bps to 1.37% during the three month period ended March 31, 2010, compared to 2.10% for the same period in 2009. The combined effects of the $8,960,000 increase in average interest bearing liabilities and the 73bps decrease in cost on average interest bearing liabilities resulted in the $2,240,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2010 and 2009 on a tax equivalent basis (in thousands of dollars).

	Three months ended March 31,
	2010			2009
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$951,009	$13,261	5.66%	$894,676	$13,041	5.91%
Securities-taxable (3) (9)	621,981	4,564	2.98%	562,602	4,655	3.36%
Securities-tax exempt (9)	35,833	531	6.01%	37,782	526	5.65%

Total earning assets	1,608,823	18,356	4.63%	1,495,060	18,222	4.94%

Allowance for loan losses	(23,731)			(13,188)
All other assets	174,697			153,880

Total assets	$1,759,789			$1,635,752

Deposits (4)	1,077,922	4,047	1.52%	1,029,330	6,033	2.38%
Borrowings (5)	185,254	167	0.37%	224,886	387	0.70%
Corporate debenture (6)	12,500	101	3.28%	12,500	135	4.38%

Total interest bearing Liabilities	1,275,676	4,315	1.37%	1,266,716	6,555	2.10%

Demand deposits	242,490			176,900
Other liabilities	11,536			11,814
Stockholders’ equity	230,087			180,322

Total liabilities and Stockholders’ equity	$1,759,789			$1,635,752

Net interest spread (tax equivalent basis) (7)			3.26%			2.84%

Net interest income (tax equivalent basis)		$14,041			$11,667

Net interest margin (tax equivalent basis) (8)			3.54%			3.16%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $76,000 and $80,000 for the three month periods ended March 31, 2010 and 2009.
Note 3:	Includes securities available-for-sale, interest earned on trading securities, federal funds sold, Federal Reserve Bank deposits and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above.
Note 5:	Includes securities sold under agreements to repurchase, federal funds purchased and federal home loan bank advances.
Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of $0 and ($7,000) for the three month periods ended March 31, 2010 and 2009. Amounts are shown net.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.

Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $2,372,000, or 139%, to $4,075,000 during the three month period ending March 31, 2010 compared to $1,703,000 for the comparable period in 2009. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2010 was $10,473,000 compared to $4,950,000 for the comparable period in 2009. This increase was the result of the following components listed in the table below.

Three month period ending: (in thousands of dollars)	Mar 31, 2010	Mar 31, 2009	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,596	$1,133	$463	40.9%
Income from correspondent banking and bond sales division	6,356	2,557	3,799	148.6%
Commissions from sale of mutual funds and annuities	104	193	(89)	(46.1)%
Debit card and ATM fees	402	280	122	43.6%
Loan related fees	130	88	42	47.7%
BOLI income	152	94	58	61.7%
Gain on sale of securities available for sale	1,436	418	1,018	243.5%
Trading securities revenue	84	—	84	—%
Gain on sale of loans held for sale	12	—	12	—%
Other service charges and fees	201	187	14	7.5%

Total non-interest income	$10,473	$4,950	$5,523	111.6%

The increase in non-interest income between the two quarters presented above were primarily due to income from the correspondent banking and bond sales division (commissions on bond sales) and gain on sale of securities available for sale.

Through our lead bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the end of the third quarter of 2008 by hiring substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. In July of 2009, we added to this business segment by hiring a substantial percentage of the correspondent banking and bond sales division of the failed Silverton Bank, N.A. in Atlanta Georgia. The division operates primarily out of leased facilities in Birmingham, Alabama, Atlanta, Georgia and Winston Salem, North Carolina. The division’s largest revenue generating activity is commissions earned on fixed income security sales.

We sold approximately $42,018,000 and $35,218,000 of our securities available for sale, realizing a net gain on sale of $1,436,000 and $418,000, during the quarters ending March 31, 2010 and 2009, respectively. These securities were sold as part of our on-going asset/liability portfolio management strategies.

Non-interest expense

Non-interest expense for the three months ended March 31, 2010 increased $6,024,000, or 44%, to $19,725,000, compared to $13,701,000 for the same period in 2009. Components of our non-interest expenses are listed in the table below.

Three month period ending: (in thousands of dollars)	Mar 31, 2010	Mar 31, 2009	$ increase (decrease)	% increase (decrease)
Employee salaries and wage compensation	$9,250	$5,879	$3,371	57.3%
Employee incentive/bonus compensation	708	408	300	73.5%
Equity based compensation expense	158	104	54	51.9%
Deferred compensation	67	55	12	21.8%
401K employer contribution	170	126	44	34.9%
Health insurance and other employee benefits	840	393	447	113.7%
Payroll taxes	687	440	247	56.1%
Other employee related expenses	129	104	25	24.0%
Incremental direct cost of loan origination	(127)	(163)	36	22.1%

Total salaries, wages and employee benefits	$11,882	$7,346	$4,536	61.7%

Occupancy expense	1,447	1,209	238	19.7%
Depreciation of premises and equipment	755	751	4	0.5%
Supplies, stationary and printing	215	187	28	15.0%
Marketing expenses	555	442	113	25.6%
Data processing expense	534	547	(13)	(2.4)%
Legal, auditing and other professional fees	632	449	183	40.8%
Core deposit intangible (CDI) amortization	104	198	(94)	(47.5)%
Postage and delivery	110	100	10	10.0%
ATM and debit card related expenses	286	222	64	28.8%
Bank regulatory related expenses	614	493	121	24.5%
Loss on sale of repossessed real estate	27	80	(53)	(66.3)%
Valuation write down on repossessed real estate	882	394	488	123.9%
Loss on other repossessed assets	107	214	(107)	(50.0)%
Foreclosure related expenses	418	173	245	141.6%
Internet and telephone banking	134	111	23	20.7%
Operational write-offs and losses	40	33	7	21.2%
Correspondent accounts and Federal Reserve charges	72	77	(5)	(6.5)%
Conferences, seminars, education, training	155	92	63	68.5%
Director fees	95	88	7	8.0%
Other expenses	661	495	166	33.5%

Total non-interest expense	$19,725	$13,701	$6,024	44.0%

From a global perspective, the primary reasons for the overall increase in non interest expense for the periods presented above are (1) our enhancement of our correspondent banking and bond sales division by hiring substantially all of the correspondent and bond sales team from the failed Silverton Bank N.A. in Atlanta, Georgia in July 2009; (2) our acquisition of four bank branch offices in Ocala from the FDIC at the end of January 2009; and (3) OREO and foreclosure related expenses.

Total salaries, wages and employee benefits increased by $4,536,000, or 61.7%, between the two periods presented above. This increase is primarily due to enhancing our new correspondent banking and bond sales division by hiring approximately forty new bond salesmen, traders and operational personnel from the failed Silverton Bank N.A. in July 2009. These employees were not employees of the Company during the first quarter of 2009. The team of new bond salesmen are compensated solely on a commission basis, similar to the Birmingham business unit initiated in November 2008, is expected to include some of the highest paid employees of the Company and, as such, the average cost per FTE for this division is not comparable to the rest of our Company. The other event that occurred which is also contributing to increased compensation expense is the four Ocala bank branch offices acquired from the FDIC. On January 31, 2009 we hired approximately twenty of the employees who were working for the Ocala bank.

Occupancy and depreciation expense increased due to the new correspondent banking and bond sales division as well as the additional branches we acquired in Ocala, as discussed above.

OREO, repossessed assets other than OREO and other foreclosure related expenses (group of four line items above) were $1,434,000 as a group during the current quarter compared to $861,000 during the similar quarter of last year, as presented above. The $573,000 increase in these types of expenses is reflective of the overall economy in general and the real estate market in particular.

Provision for income taxes

The income tax provision for the three months ended March 31, 2010 was $126,000 (effective rate of 24.3%) which was comparable to the $266,000 provision (effective rate of 25.6%) for the same period in 2009.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2009 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2009. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2010. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2009 annual report on Form 10-K

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Other Information

None.

Item 5.	Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

CENTERSTATE BANKS OF FLORIDA, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS OF FLORIDA, INC.
(Registrant)

Date: May 4, 2010	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: May 4, 2010	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer