Form 10-Q/A
period 2010-03-31
CenterState Banks, Inc.
filed 2010-06-03
CIK 1102266

U. S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date:

Common stock, par value $.01 per share	25,778,767 shares
(class)	Outstanding at April 15, 2010

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A to the CenterState Banks, Inc. Quarterly Report on Form 10-Q for the quarter ending March 31, 2010 filed with the Securities and Exchange Commission on May 4, 2010 is being filed solely for the purpose of replacing the reference to CenterState Banks of Florida, Inc. with CenterState Banks, Inc. on the signature page and certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

CENTERSTATE BANKS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS, INC.

(Registrant)

Date: June 3, 2010	By:	/s/ Ernest S. Pinner
Ernest S. Pinner Chairman, President and Chief Executive Officer

Date: June 3, 2010	By:	/s/ James J. Antal
James J. Antal Senior Vice President and Chief Financial Officer

3