Form 10-Q
period 2010-06-30
CenterState Banks, Inc.
filed 2010-08-04
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,002,801 shares
(class)	Outstanding at July 30, 2010

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of June 30, 2010	As of December 31, 2009
ASSETS
Cash and due from banks	$14,759	$19,139
Federal funds sold and Federal Reserve Bank deposits	92,098	173,268

Cash and cash equivalents	106,857	192,407
Trading securities, at fair value	242	—
Investment securities available for sale, at fair value	607,314	463,186
Loans held for sale, at lower of cost or market	851	—

Loans	941,779	959,021
Less allowance for loan losses	(24,191)	(23,289)

Net Loans	917,588	935,732

Accrued interest receivable	6,795	6,378
Federal Home Loan Bank and Federal Reserve Bank stock	8,517	7,908
Bank premises and equipment, net	71,912	62,368
Deferred income taxes, net	3,643	3,495
Goodwill	32,840	32,840
Core deposit intangible	2,216	2,422
Bank owned life insurance	15,969	15,665
Other repossessed real estate owned (“OREO”)	11,144	10,196
Excess bank property held for sale	500	2,368
Prepaid expense and other assets	34,954	16,334

TOTAL ASSETS	$1,821,342	$1,751,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$307,726	$233,688
Demand - interest bearing	188,845	193,527
Savings and money market accounts	347,057	307,513
Time deposits	583,786	570,308

Total deposits	1,427,414	1,305,036

Securities sold under agreement to repurchase	22,275	29,562
Federal funds purchased	84,630	144,939
Federal Home Loan Bank advances	18,000	21,000
Corporate debentures	12,500	12,500
Accrued interest payable	1,156	1,268
Accounts payables and accrued expenses	22,736	7,584

Total liabilities	1,588,711	1,521,889

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; 25,862,801 and 25,773,229 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	259	258
Additional paid-in capital	194,408	193,464
Retained earnings	29,404	28,623
Accumulated other comprehensive income	8,560	7,065

Total stockholders’ equity	232,631	229,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,821,342	$1,751,299

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest income:
Loans	$13,034	$13,089	$26,269	$26,107
Investment securities available for sale:
Taxable	4,307	5,343	8,737	9,872
Tax-exempt	361	374	722	748
Federal funds sold and other	138	100	273	226

	17,840	18,906	36,001	36,953

Interest expense:
Deposits	3,957	5,569	8,004	11,602
Securities sold under agreement to repurchase	26	30	50	51
Federal funds purchased	30	165	65	353
Federal Home Loan Bank advances	102	166	210	344
Corporate debentures	103	124	204	259

	4,218	6,054	8,533	12,609

Net interest income	13,622	12,852	27,468	24,344
Provision for loan losses	4,045	4,125	8,120	5,828

Net interest income after loan loss provision	9,577	8,727	19,348	18,516

Other income:
Service charges on deposit accounts	1,655	1,300	3,251	2,433
Income from correspondent banking and bond sales division	7,372	2,610	13,728	5,167
Commissions from sale of mutual funds and annuities	361	103	465	296
Debit card and ATM fees	465	352	867	632
Loan related fees	117	125	247	213
BOLI income	152	148	304	242
Gain on sale of securities	1,639	303	3,075	721
Trading securities revenue	115	—	199	—
Other service charges and fees	283	176	496	363

	12,159	5,117	22,632	10,067

Other expenses:
Salaries, wages and employee benefits	12,510	7,421	24,392	14,767
Occupancy expense	1,488	1,368	2,935	2,577
Depreciation of premises and equipment	706	681	1,461	1,432
Supplies, stationary and printing	283	233	498	420
Marketing expenses	596	444	1,151	886
Data processing expense	664	607	1,198	1,154
Legal, auditing and other professional fees	750	488	1,382	937
Core deposit intangible (CDI) amortization	102	201	206	399
Postage and delivery	125	110	235	210
ATM and debit card related expenses	313	284	599	506
Bank regulatory expenses	688	1,349	1,302	1,842
(Gain) loss on sale of repossessed real estate (“OREO”)	(3)	209	24	289
Valuation write down of repossessed real estate (“OREO”)	428	511	1,310	905
Loss on repossessed assets other than real estate	126	54	233	268
Foreclosure related expenses	276	284	694	457
Other expenses	1,546	901	2,703	1,797

Total other expenses	20,598	15,145	40,323	28,846

Income (loss) before provision for income taxes	1,138	(1,301)	1,657	(263)
Provision (benefit) for income taxes	234	(569)	360	(303)

Net income (loss)	$904	$(732)	$1,297	$40

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income (loss)	$904	$(732)	$1,297	$40

Net income (loss) available for common shareholders	$904	$(1,129)	$1,297	$(754)

Earnings (loss) per share:
Basic	$0.03	$(0.09)	$0.05	$(0.06)
Diluted	$0.03	$(0.09)	$0.05	$(0.06)
Common shares used in the calculation of earnings per share:
Basic	25,802,818	12,481,504	25,789,891	12,478,485
Diluted	25,967,594	12,551,741	25,978,805	12,566,882

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net Income	$1,297	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,120	5,828
Depreciation of premises and equipment	1,461	1,432
Amortization of purchase accounting adjustments	4	(689)
Net amortization/accretion of investment securities	2,519	2,450
Net deferred loan origination fees	(40)	32
Gain on sale of securities available for sale	(3,075)	(721)
Trading securities revenue	(199)	—
Purchases of trading securities	(94,562)	—
Proceeds from sale of trading securities	94,519	—
Repossessed real estate owned valuation write down	1,310	905
Loss on sale of repossessed real estate owned	24	289
Repossessed assets other than real estate valuation write down	23	—
Loss on sale of repossessed assets other than real estate	210	—
Gain on sale of loans held for sale	(21)	—
Loans originated and held for sale	(2,557)	—
Proceeds from loans sold	1,727	—
Gain on disposal of and or sale of fixed assets	—	(82)
Deferred income taxes	(1,087)	(1,462)
Stock based compensation expense	338	214
Bank owned life insurance income	(304)	(242)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(19,270)	(8,193)
Net change in accrued interest payable, accrued expense, and other liabilities	14,923	7,428

Net cash provided by operating activities	5,360	7,229

Cash flows from investing activities:
Purchases of investment securities available for sale	(278,212)	(18,461)
Purchases of mortgage backed securities available for sale	(120,787)	(450,582)
Purchases of FHLB and FRB stock	(609)	(1,943)
Proceeds from maturities of investment securities available for sale	7,154	3,203
Proceeds from called investment securities available for sale	51,765	5,100
Proceeds from pay-downs of mortgage backed securities available for sale	63,287	75,868
Proceeds from the sale of investment securities available for sale	29,909	35,521
Proceeds from sales of mortgage backed securities available for sale	105,746	64,165
Proceeds from sales of FHLB and FRB stock	—	143
Decrease (increase) in loans, net of repayments	6,163	(42,670)
Purchases of premises and equipment, net	(9,137)	(3,234)
Proceeds from sale of fixed assets	—	92
Proceeds from sale of repossessed real estate	1,641	1,960
Purchase of bank owned life insurance	—	(5,000)
Net cash from acquisition of Ocala branches	—	155,640

Net cash used in investing activities	(143,080)	(180,198)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Six months ended June 30,
	2010	2009

Cash flows from financing activities:
Net increase (decrease) in deposits	122,558	51,839
Net decrease in securities sold under agreement to repurchase	(7,287)	(157)
Net (decrease) increase in federal funds purchased	(60,309)	132,683
Net (decrease) increase in FHLB advances and other borrowings	(3,000)	17,750
Stock options exercised, including tax benefit	724	57
Dividends paid	(516)	(1,298)
Adjustment to net proceeds from preferred stock and warrant issue	—	(5)

Net cash provided by (used in) financing activities	52,170	200,869

Net (decrease) increase in cash and cash equivalents	(85,550)	27,900
Cash and cash equivalents, beginning of period	192,407	77,552

Cash and cash equivalents, end of period	$106,857	$105,452

Transfer of loans to other real estate owned	$3,923	$5,672

Cash paid during the period for:
Interest	$8,826	$13,408

Income taxes	$378	$470

See notes to the accompanying condensed consolidated financial statements.

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, CenterState Shared Services (“CSS”). Currently, our four subsidiary banks operate through 43 locations in 12 Counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. In addition, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia and Winston Salem, North Carolina. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e. federal funds purchased); (b) correspondent bank checking account deposits; and (c) loans to correspondent banks. The third revenue generating category includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the six month period ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,110,300 and 1,004,000 stock options that were anti dilutive at June 30, 2010 and 2009, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income (loss)	$904	$(732)	$1,297	$40
Preferred stock dividend accrued	—	(348)	—	(697)
Preferred stock discount accretion	—	(49)	—	(97)

Net income (loss) available for common shareholders	$904	$(1,129)	$1,297	$(754)

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average shares	25,802,818	12,481,504	25,789,891	12,478,485
Effect of dilutive securities: Employee stock Options and stock grants	164,776	70,237	188,914	88,397

Denominator for diluted earnings per share - adjusted weighted average shares	25,967,594	12,551,741	25,978,805	12,566,882

Basic earnings (loss) per share	$0.03	$(0.09)	$0.05	$(0.06)
Diluted earnings (loss) per share	$0.03	$(0.09)	$0.05	$(0.06)

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

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss)	$904	$(732)	$1,297	$40

Other comprehensive gain (loss), net of tax:
Unrealized holding gain (loss) arising during the period, net of tax	2,715	213	3,384	2,160
Reclassified adjustments for gain included in net income, net of income taxes of $642, $114, $1,186 and $271, respectively, for the periods presented	(997)	(189)	(1,889)	(450)

Other comprehensive gain, net of tax	1,718	24	1,495	1,710

Comprehensive income (loss)	$2,622	$(708)	$2,792	$1,750

NOTE 4: Fair value

Generally accepted accounting principles establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to June 30, 2010 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of June 30, 2010, the fair value was determined by broker price indications of similar or same securities.

All of the mortgaged back securities (“MBSs”) listed below are residential FNMA and FHLMC MBSs. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in Active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2009
Assets:
Available for sale securities
U.S. government agencies	$17,910	$—	$17,910	$—
Mortgage backed securities	409,780	—	409,780	—
Municipal securities	35,496	—	35,496	—

at June 30, 2010
Assets:
Trading securities	$242	$—	$242	$—
Available for sale securities
U.S. government agencies	210,541	—	210,541	—
Mortgage backed securities	361,544	—	361,544	—
Municipal securities	35,229	—	35,229	—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
at December 31, 2009
Assets:
Impaired loans	$10,779	$—	$—	$10,779
Other real estate owned	$10,196	$—	$—	$10,196
Excess bank real estate held for sale	$2,368	$—	$—	$2,368
at June 30, 2010
Assets
Impaired loans	$8,632	$—	$—	$8,632
Other real estate owned	$11,144	$—	$—	$11,144
Excess bank real estate held for sale	$500	$—	$—	$500

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11,953,000 with a valuation allowance of $3,321,000 at June 30, 2010, and a carrying amount of $15,391,000 with a valuation allowance of $4,612,000 at December 31, 2009. The Company recorded a provision for loan loss expense of $395,000 and $579,000 on these loans during the three month and six month periods ending June 30, 2010, respectively.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

The fair value of our repossessed real estate (“other real estate owned” or “OREO”) is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The decline in fair value of other real estate owned was $428,000 and $1,310,000 during the three month and six month periods ending June 30, 2010, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Excess bank real estate held for sale represents a single family house we purchased from one of our executives when the executive was relocated to another county. The fair value of excess bank real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Changes in fair value are recorded directly as an adjustment to current earnings through non interest expense. The reason for the decline between December 31, 2009 and June 30, 2010, was a transfer of land to bank premises and equipment for future branch sites.

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

	June 30, 2010		Dec 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$106,857	$106,857	$192,407	$192,407

Trading securities	242	242	—	—
Investment securities available for sale	607,314	607,314	463,186	463,186
FHLB and FRB stock	8,517	n/a	7,908	n/a

Loans held for sale	851	851	—	—
Loans, less allowance for loan losses of
$24,191 and $23,289, at June 30, 2010 and December 31, 2009, respectively	917,588	926,668	935,732	945,993
Accrued interest receivable	6,795	6,795	6,378	6,378

Financial liabilities:
Deposits- without stated maturities	$843,628	$843,628	$734,728	$734,728
Deposits- with stated maturities	583,786	590,717	570,308	576,237
Securities sold under agreement to repurchase	22,275	22,275	29,562	29,562
Federal funds purchased (correspondent bank deposits)	84,630	84,630	144,939	144,939
Federal Home Loan Bank advances	18,000	18,243	21,000	21,274
Corporate debentures	12,500	6,978	12,500	6,865
Accrued interest payable	1,156	1,156	1,268	1,268

NOTE 5: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the six and three month periods ending June 30, 2010 (in thousands of dollars).

Six month period ending June 30, 2010

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$33,084	$2,917	$—	$—	$36,001
Interest expense	(8,257)	(72)	(204)	—	(8,533)

Net interest income	24,827	2,845	(204)		27,468
Provision for loan losses	(8,117)	(3)			(8,120)
Non interest income	8,252	14,380			22,632
Non interest expense	(25,951)	(12,901)	(1,471)		(40,323)

Net income before taxes	(989)	4,321	(1,675)		1,657
Income tax provision	666	(1,664)	638		(360)

Net income	$(323)	$2,657	$(1,037)		$1,297

Total assets	$1,626,365	$201,056	$247,287	$(253,366)	$1,821,342

Three month period ending June 30, 2010

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$16,487	$1,353	$—	$—	$17,840
Interest expense	(4,081)	(34)	(103)		(4,218)

Net interest income	12,406	1,319	(103)		13,622
Provision for loan losses	(4,043)	(2)			(4,045)
Non interest income	4,401	7,758			12,159
Non interest expense	(13,135)	(6,738)	(725)		(20,598)

Net income before taxes	(371)	2,337	(828)		1,138
Income tax provision	351	(900)	315		(234)

Net income	$(20)	$1,437	$(513)		$904

Total assets	$1,626,365	$201,056	$247,287	$(253,366)	$1,821,342

Six month period ending June 30, 2009

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$33,435	$3,518	$—		$36,953
Interest expense	(11,984)	(365)	(260)		(12,609)

Net interest income	21,451	3,153	(260)		24,344
Provision for loan losses	(5,828)	—	—		(5,828)
Non interest income	4,800	5,267	—		10,067
Non interest expense	(23,369)	(4,142)	(1,335)		(28,846)

Net income before taxes	(2,946)	4,278	(1,595)		(263)
Income tax provision	1,022	(1,309)	590		303

Net income	$(1,924)	$2,969	$(1,005)		$40

Total assets	$1,488,515	$252,660	$194,440	$(212,750)	$1,722,865

Three month period ending June 30, 2009

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$16,758	$2,148	$—		$18,906
Interest expense	(5,756)	(173)	(125)		(6,054)

Net interest income	11,002	1,975	(125)		12,852
Provision for loan losses	(4,125)	—	—		(4,125)
Non interest income	2,447	2,670	—		5,117
Non interest expense	(12,457)	(2,038)	(650)		(15,145)

Net income before taxes	(3,133)	2,607	(775)		(1,301)
Income tax provision	1,164	(881)	286		569

Net income	$(1,969)	$1,726	$(489)		$(732)

Total assets	$1,488,515	$252,660	$194,440	$(212,750)	$1,722,865

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, we operate through our four separately chartered subsidiary banks with 43 locations in 12 counties throughout Central Florida providing traditional deposit and lending products and services to our commercial and retail customers.

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

NOTE 6: Investment Securities Available for Sale

All of the mortgaged back securities listed below are residential FNMA and FHLMC MBSs. Cost of securities is determined using the specific identification method. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands of dollars):

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Obligations of U.S. government agencies	$209,033	$1,508	$—	$210,541
Mortgage backed securities	349,252	12,339	47	361,544
Municipal securities	35,092	464	327	35,229

	$593,377	$14,311	$374	$607,314

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross unrealized losses	Estimated fair value
Obligations of U.S. government agencies	$17,826	$128	$44	$17,910
Mortgage backed securities	398,482	11,467	169	409,780
Municipal securities	35,376	396	276	35,496

	$451,684	$11,991	$489	$463,186

Sales of available for sale securities were as follows (in thousands of dollars):

For the six months ended:	June 30, 2010	June 30, 2009
Proceeds	$135,655	$99,686
Gross gains	$3,075	$772
Gross losses	$—	$51

The tax provision related to these net realized gains was $1,186 and $271, respectively.

The fair value of available for sale securities at June 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Amounts are shown in thousands of dollars.

Investment securities available for sale	Fair Value	Amortized Cost
Due in one year or less	$14,967	$14,949
Due after one year through five years	55,535	55,359
Due after five years through ten years	115,488	114,362
Due after ten years through thirty years	59,780	59,455
Mortgage backed securities	361,544	349,252

	$607,314	$593,377

Securities pledged at June 30, 2010 and December 31, 2009 had a carrying amount (estimated fair value) of $199,804,000 and $214,785,000 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009 (in thousands of dollars).

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$7,008	$—	$—	$—	$7,008	$—
Mortgage backed securities	6,015	47	—	—	6,015	47
Municipal securities	9,225	220	1,824	107	11,049	327

Total temporarily impaired securities	$22,248	$267	$1,824	$107	$24,072	$374

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$7,287	$44	$—	$—	$7,287	$44
Mortgage backed securities	46,537	169	—	—	46,537	169
Municipal securities	7,713	236	892	40	8,605	276

Total temporarily impaired securities	$61,537	$449	$892	$40	$62,429	$489

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

NOTE 7: Subsequent Event – Capital raise

On July 27, 2010, the Company raised $35,190,000 through a previously announced public offering by issuing 4,140,000 shares of common stock including the underwriter’s 15% over-allotment option. The net proceeds of the offering were approximately $32,816,000.

NOTE 8: Subsequent Event – Failed Bank Purchase

Effective July 16, 2010, we acquired substantially all the assets and assumed substantially all the deposits of Olde Cypress Community Bank in Clewiston, Florida (“Olde Cypress) through a purchase and assumption agreement, including loss-sharing (the “P&A Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”) dated as July 16, 2010. The final carrying values and the final list of the assets acquired and liabilities assumed remains subject to finalization by the FDIC and CenterState.

Under the terms of the P&A Agreement, we acquired approximately $164,900,000 in assets, including approximately $132,600,000 in loans and other real estate owned by Olde Cypress, approximately $8,500,000 of marketable securities, approximately $22,300,000 of cash and cash equivalents (excluding cash paid by CenterState to the FDIC to complete the Acquisition) and approximately $1,500,000 of other assets. We also assumed approximately $153,100,000 in liabilities, including approximately $151,600,000 in customer deposits, and $1,500,000 in other liabilities. We did not pay the FDIC a premium to assume the deposits, and the assets were acquired at a discount to Olde Cypress’s historical book value as of July 16, 2010 of approximately $8,100,000, subject to customary adjustments. In connection with the Acquisition, we made a payment to the FDIC in the amount of approximately $3,600,000, subject to customary post-closing adjustments based upon the final closing date balance sheet for Olde Cypress. The cash payment is settlement for the net equity received, the assets at the discounted purchase price and other customary closing adjustments. The P&A Agreement provides that the FDIC will indemnify us against certain claims, including claims with respect to liabilities of Olde Cypress not assumed or otherwise purchased by us, claims made by shareholders of Olde Cypress, and claims based on any prior action or inaction by Olde Cypress directors, officers and other employees.

In connection with the Acquisition, we entered into loss sharing agreements with the FDIC. The loss sharing agreements provide that the FDIC is obligated to reimburse us for 80% of losses with respect to the covered assets of approximately $132,600,000. In addition, we agreed to pay on September 15, 2020 the FDIC certain potential amounts as calculated in accordance with the True Up provisions included in the P&A Agreement, which was furnished as Exhibit 2.1 in our July 21, 2010 Form 8-K, and incorporated by reference herein.

The Olde Cypress acquisition will be accounted for under the purchase method of accounting. In the future, the results of operations of the acquired company will be included in the Company’s results of operations. Under this method of accounting, assets and liabilities acquired will be recorded at their estimated fair values, net of applicable income tax effects. Due to the timing of the transaction, the fair value of the assets purchased and liabilities assumed are not yet available. The excess cost over fair value of net assets acquired is recorded as goodwill. If the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition.

NOTE 9: Effect of new pronouncements

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

In January 2010, the FASB issued an amendment to Fair Value Measurements and Disclosures, Topic 820, Improving Disclosures about Fair Value Measurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2010 AND DECEMBER 31, 2009

Overview

Our total assets increased approximately 4% during the six month period ending June 30, 2010. Our outstanding loan balances decreased slightly, approximately 2%, our securities available for sale increased approximately 31%, deposits were up about 9%, all other borrowings as a group were down approximately 34% and our total stockholders’ equity increased approximately 1%. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $92,098,000 at June 30, 2010 (approximately 5.1% of total assets) as compared to $173,268,000 at December 31, 2009 (approximately 9.9% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Trading securities

During the third quarter of 2009, we initiated a trading securities portfolio at our lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities. At June 30, 2010 our trading securities had a fair market value of $242,000, which was one municipal security. A list of the activity in this portfolio is summarized below. Amounts are in thousands of dollars.

Balance at December 31, 2009	$—
Purchases	94,562
Proceeds from sales	(94,519)
Net realized gain on sales	199

Balance at June 30, 2010	$242

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $607,314,000 at June 30, 2010 (approximately 33% of total assets)

compared to $463,186,000 at December 31, 2009 (approximately 26% of total assets), an increase of $144,128,000 or 31%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

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

Balance at December 31, 2009	$—
Loans originated	2,557
Proceeds from sales	(1,727)
Net realized gain on sales	21

Balance at June 30, 2010	$851

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended June 30, 2010, were $944,734,000, or 57% of average earning assets, as compared to $931,681,000, or 56% of average earning assets, for the quarter ending December 31, 2009. Total loans, net of unearned fees and cost, at June 30, 2010 and December 31, 2009 were $941,779,000 and $959,021,000, respectively, a decrease of $17,242,000, or 1.8%. This represents a loan to total asset ratio of 52% and 55% and a loan to deposit ratio of 66% and 73%, at June 30, 2010 and December 31, 2009, respectively.

The current weak economy in general and the struggling central Florida real estate market in particular, has made it difficult to grow our loan portfolio. As indicated above, our loans decreased by approximately $17,242,000 during the current six month period. Part of this decrease was due to charge-offs (approximately $7,218,000) and transfers out of loans into repossessed real estate and repossessed assets other than real estate (approximately $3,923,000 and $329,000, respectively). Excluding these components, loans deceased $5,772,000 which is a net amount comprised of approximately $94,728,000 of new loan originations less $100,500,000 of maturities, pay-offs and normal amortization.

Our single family residential real estate loans totaled $249,628,000 or 27% of our total loans as of June 30, 2010. As with all of our loans, these are originated in our geographical market area in central Florida. We do not and have never engaged in sub-prime lending. As of this same date, our commercial real estate loans totaled $441,652,000, or 47% of our total loans. Construction, development, and land loans totaled $106,486,000, or 11% of our loans. As a group, all of our real estate collateralized loans represented approximately 85% of our total loans at June 30, 2010. The remaining 15% is comprised of commercial loans (9%) and consumer loans (6%).

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	June 30,	Dec 31,
	2010	2009
Real estate loans
Residential	$249,628	$251,634
Commercial	441,652	438,540
Construction, development, land	106,486	115,937

Total real estate	797,766	806,111

Commercial	88,056	98,273
Consumer and other	56,657	55,376

Gross loans before	942,479	959,760

Unearned fees/costs	(700)	(739)

Total loans net of unearned fees	941,779	959,021

Allowance for loan losses	(24,191)	(23,289)

Total loans net of unearned fees and allowance for loan losses	$917,588	$935,732

Credit quality and allowance for loan losses

On at least a quarterly basis, management reviews each impaired loan to determine whether it should have a specific reserve or partial charge-off. Management relies on appraisals to help make this determination. Updated appraisals are obtained for collateral dependent loans when a loan is scheduled for renewal or refinance. In addition, if the classification of the loan is downgraded to substandard, identified as impaired, or placed on non accrual status (collectively “Problem Loans”), an updated appraisal is obtained if the loan amount is greater than $250,000 and individually evaluated for impairment. If the loan amount is less than $250,000 and individually evaluated for impairment then either a Brokers Price Opinion (“BPO”) is obtained or an internal evaluation is performed, in lieu of an updated appraisal.

After an updated appraisal is obtained for a Problem Loan, as described above, an additional updated appraisal will be obtained on at least an annual basis. That is, current appraisals for Problem Loans will not be older than one year.

After the initial updated appraisal is obtained for a Problem Loan and before its next annual appraisal update is due, management considers the need for a downward adjustment to the current appraisal amount to reflect current market conditions, based on management’s analysis, judgment and experience. In an extremely volatile market, management may update the appraisal prior to the one year anniversary date.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at June 30, 2010 and December 31, 2009.

	June 30,	Dec 31,	Increase
(amounts are in thousands of dollars)	2010	2009	(decrease)
Impaired loans	$83,971	$78,948	$5,023
Component 1 (specific allowance)	3,321	4,612	(1,291)
Specific allowance as percentage of impaired loans	3.95%	5.84%	(189 bps )

Total loans other than impaired loans	857,808	880,073	(22,265)
Component 2 (general allowance)	20,870	18,677	2,193
General allowance as percentage of non impaired loans	2.43%	2.12%	31 bps

Total loans	941,779	959,021	(17,242)
Total allowance for loan losses	24,191	23,289	902
Allowance for loan losses as percentage of total loans	2.57%	2.43%	14 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 2.57% at June 30, 2010 compared to 2.43% at December 31, 2009. Our ALLL increased by a net amount of $902,000 during this six month period. Component 2 (general allowance) increased by $2,193,000 during the period. This increase is primarily due to changes in our historical charge-off rates, changes in our current environmental factors and changes in the loan portfolio mix.

Component 1 (specific allowance) decreased by $1,291,000. This Component is the result of a specific allowance analysis prepared for each of our impaired loans. Although our impaired loans increased by $5,023,000, our specific allowance related to impaired loans decreased. Our specific allowance is the aggregate of the results of individual analysis prepared for each one of our impaired loans on a loan by loan basis. The decrease in our specific allowance is the result of charge-offs taken during the period, as well as the change in mix and evaluation of impaired loans.

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

	Three month period		Six month period
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Allowance at beginning of period	$24,088	$13,472	$23,289	$13,335
Charge-offs
Residential real estate loans	(1,530)	(484)	(2,297)	(797)
Commercial real estate loans	(242)	(63)	(1,437)	(480)
Construction, development and land loans	(2,252)	(250)	(3,084)	(872)
Non real estate commercial loans	(65)	(358)	(426)	(542)
Non real estate consumer and other loans	(74)	(53)	(229)	(114)

Total charge-offs	(4,163)	(1,208)	(7,473)	(2,805)

Recoveries
Residential real estate loans	42	2	45	6
Commercial real estate loans	3	—	16	5
Construction, development and land loans	154	—	159	—
Non real estate commercial loans	10	2	10	13
Non real estate consumer and other loans	12	16	25	27

Total recoveries	221	20	255	51

Net charge-offs	(3,942)	(1,188)	(7,218)	(2,754)
Provision for loan losses	4,045	4,125	8,120	5,828

Allowance at end of period	$24,191	$16,409	$24,191	$16,409

Nonperforming loans and nonperforming assets

Non performing loans are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans as a percentage of total loans were 5.53% at June 30, 2010, compared to 4.42% at December 31, 2009.

Non performing assets (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $63,843,000 at June 30, 2010, compared to $53,452,000 at December 31, 2009. Non performing assets as a percentage of total assets were 3.51% at June 30, 2010, compared to 3.05% at December 31, 2009.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	June 30, 2010	Dec 31, 2009
Non-accrual loans	$51,468	$42,059
Past due loans 90 days or more and still accruing interest	602	282

Total non-performing loans (NPLs)	52,070	42,341

Other real estate owned (OREO)	11,144	10,196
Repossessed assets other than real estate	629	915

Total non-performing assets (NPAs)	$63,843	$53,452

Total NPLs as a percentage of total loans	5.53%	4.42%
Total NPAs as a percentage of total assets	3.51%	3.05%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans	1.27%	1.28%
Allowance for loan losses	$24,191	$23,289
Allowance for loan losses as a percentage of NPLs	46%	55%
Allowance for loan losses as a percentage of NPAs	38%	44%

As shown in the table above, the largest component of non performing loans is non accrual loans. As of June 30, 2010 the Company had reported a total of 230 non accrual loans with an aggregate book value of $51,468,000, compared to December 31, 2009 when 171 non accrual loans with an aggregate book value of $42,059,000 were reported. Each of the five categories increased over the six month period, with the largest increases occurring in residential real estate followed by commercial real estate.

This amount is further delineated by collateral category and number of loans in the table below (in thousands of dollars).

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate loans	$14,844	29%	87
Commercial real estate loans	24,250	47%	52
Construction, development and land loans	11,401	22%	46
Non real estate commercial loans	512	1%	19
Non real estate consumer and other loans	461	1%	26

Total non accrual loans at March 31, 2010	$51,468	100%	230

There are no construction or development loans with national builders. We have historically done business with local builders and developers that have typically been long time customers. However, management believes that this category (i.e. construction, development and land) is the loan category where the most risk is present. On the positive side, the category only represents about 11% of the total loan portfolio. However, it represents a disproportionate 22% of the Company’s total non accrual loans and approximately 31% of the Company’s total repossessed real estate (“OREO”).

As indicated above, non accrual construction, development, and land loans totaled $11,401,000 at June 30, 2010. Most of this amount relates to land, either developed or not developed, commercial and residential. The mix is approximately 89% land related, either developed lots or not developed, both commercial and residential, and the remaining 11% of the category represents vertical construction, which includes three single family homes and one multi-family project. The ratios are consistent with our total portfolio of construction, development and land loans, performing and non performing combined.

During the six month period ending June 30, 2010, the Company has charged off, net of recoveries, approximately $2,925,000 of the loans in this category, about 41% of the total net charge offs. During the year ending December 31, 2009, the Company had total charge offs, net of recoveries, of $13,942,000. Almost half ($6,414,000) came from this category.

The second largest component in non performing assets after non accrual loans is repossessed real estate, or OREO. OREO is carried at the lower of cost or market, less the cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Statement of Operations. At June 30, 2010, OREO was $11,144,000, which is further delineated in the table below (in thousands of dollars).

Description of repossessed real estate	carry amount at June 30, 2010
22 single family homes	$1,783
6 mobile homes with land	151
50 residential building lots	1,229
15 commercial buildings	5,609
Land / various acreages	2,185
Mixed (5 duplexes/ 1 single fam/ 2 vac lots)	187

Total	$11,144

In this current real estate crisis that the Nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $29,863,000 of TDRs. Of this amount $15,246,000 are performing pursuant to their modified terms, and $14,617,000 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”). Current accounting standards generally require TDRs to be included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs.

Troubled debt restructured loans (“TDRs”): (in thousands of dollars)	June 30, 2010	Dec 31, 2009
Performing TDRs	$15,246	$14,517
Non performing TDRs, included in NPLs above	14,617	11,982

Total TDRs	$29,863	$26,499

TDRs as of June 30, 2010 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below. Amounts are in thousands of dollars.

TDRs	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,200	$5,502	$12,702
Commercial	6,118	8,702	14,820
Construction, development, land	864	403	1,267

Total real estate loans	14,182	14,607	28,789
Commercial	587	—	587
Consumer and other	477	10	487

Total TDRs	$15,246	$14,617	$29,863

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. Generally we do not forgive principal, however, we forgave $25,000 of principal on one of our TDR loans. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. A summary of the types of concessions made are presented in the table below. Amounts are in thousands of dollars.

June 30, 2010
3 months interest only	$284
6 months interest only	2,656
7 months interest only	240
9 months interest only	379
12 months interest only	18,368
18 months interest only	191
payment reduction for 12 months	4,929
all other	2,816

Total TDRs	$29,863

It is still early in our experience with these types of activities, but approximately 51% of our TDRs are current pursuant to their modified terms. On the other hand, $14,617,000, or approximately 49% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. Non performing TDRs average approximately thirteen months in age from their modification date through June 30, 2010. Performing TDRs average approximately eight months in age from their modification date through June 30, 2010.

Impaired loans are defined as loans that management has concluded will not repay as agreed. (Small balance homogeneous loans are not considered for impairment purposes.) Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or other economic conditions change. At June 30, 2010 we have identified a total of $83,971,000 impaired loans. A specific valuation allowance of $3,321,000 has been attached to $11,953,000 of the total identified impaired loans.

The table below summarizes impaired loan data for the periods presented (in thousands of dollars).

	June 30, 2010	Dec 31, 2009
Impaired loans with a specific valuation allowance	$11,953	$15,391
Impaired loans without a specific valuation allowance	72,018	63,557

Total impaired loans	$83,971	$78,948
Amount of allowance for loan losses allocated to impaired loans	3,321	4,612

Performing TDRs	$15,246	$14,517
Non performing TDRs, included in NPLs	14,617	11,982

Total TDRs (TDRs are required to be included in impaired loans)	$29,863	$26,499
Impaired loans that are not TDRs	54,108	52,449

Total impaired loans	$83,971	$78,948

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of June 30, 2010, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $71,912,000 at June 30, 2010 compared to $62,368,000 at December 31, 2009, an increase of $9,544,000 or 15%. This amount is the result of purchases and construction in process of $9,137,000 plus transfer in from bank property held for sale of $1,868,000 less $1,461,000 of depreciation expense. The $9,137,000 of purchases and construction cost can be further delineated as follows: approximately $2,230,000 for purchase of buildings from the FDIC, $3,090,000 in construction costs related to a number of the Company’s branch office locations, $928,000 for the purchase of land, $797,000 in capitalization of certain software development costs related to our correspondent banking division, and the remaining $2,092,000 relates to furniture, fixtures and equipment purchases.

Deposits

During the six month period ending June 30, 2010, total deposits increased by $122,378,000, or 9.4%. Time deposits increased by $13,478,000, or 2.4%, and non time deposits (i.e., core deposits) increased by $108,900,000, or 14.8%. The majority of the core deposit increase was a result of the $74,038,000, or 31.7% increase in non interest bearing checking accounts. Most of the increase in non interest bearing checking accounts was the result of the $60,347,000 increase in commercial checking accounts held by our correspondent bank customers. In addition to federal funds purchased we receive from our correspondent banking customers, discussed below, the correspondents also generally keep a commercial checking account with us as well. These accounts have grown in number and balances. The average balance during the six month period ending June 30, 2010 was approximately $85,395,000 compared to $43,305,000 average for the year 2009. The table below sets forth our deposits by type and as a percentage to total deposits at June 30, 2010 and December 31, 2009 (amounts shown in the table are in thousands of dollars).

	June 30, 2010	% of total	Dec 31, 2009	% of total
Demand - non-interest bearing	$307,726	22%	$233,688	18%
Demand - interest bearing	188,845	13%	193,527	15%
Savings deposits	170,079	12%	148,915	11%
Money market accounts	176,978	12%	158,598	12%
Time deposits	583,786	41%	570,308	44%

Total deposits	$1,427,414	100%	$1,305,036	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $22,275,000 at June 30, 2010 compared to $29,562,000 at December 31, 2009.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. We commenced accepting correspondent bank deposits during September 2008. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below. At June 30, 2010 we had $84,630,000 of correspondent bank deposits or federal funds purchased, compared to $144,939,000 at December 31, 2009.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At June 30, 2010 and December 31, 2009, advances from the Federal Home Loan Bank were as follows (amounts are in thousands of dollars).

	June 30, 2010	Dec 31, 2009
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	3,000
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	3,000
Matures January 11, 2010, interest rate is fixed at 1.04%	—	3,000
Matures January 12, 2010, interest rate is fixed at 1.04%	—	3,000
Matures July 12, 2010, interest rate is fixed at 1.50%	3,000	3,000
Matures January 10, 2011, interest rate is fixed at 1.84%	3,000	3,000
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	3,000
Matures January 11, 2011, interest rate is fixed at 0.61%	3,000	—

Total	$18,000	$21,000

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

Stockholders’ equity

Stockholders’ equity at June 30, 2010, was $232,631,000, or 12.8% of total assets, compared to $229,410,000, or 13.1% of total assets at December 31, 2009. The increase in stockholders’ equity was due to the following items:

$229,410,000	Total stockholders’ equity at December 31, 2009
1,297,000	Net income during the period
(516,000)	Dividends paid on common shares, $0.02 per common share
1,495,000	Net increase in market value of securities available for sale, net of deferred taxes
724,000	Employee stock options exercised
221,000	Employee equity based compensation

$232,631,000	Total stockholders’ equity at June 30, 2010

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2010, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2010 and December 31, 2009 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2010
Total capital (to risk weighted assets)	$215,934	18.9%	$114,378	> 10%	$101,556
Tier 1 capital (to risk weighted assets)	201,515	17.6%	68,627	> 6%	132,888
Tier 1 capital (to average assets)	201,515	11.3%	89,198	> 5%	112,317

December 31, 2009
Total capital (to risk weighted assets)	$213,569	19.2%	$110,960	> 10%	$102,609
Tier 1 capital (to risk weighted assets)	199,583	18.0%	66,576	> 6%	133,007
Tier 1 capital (to average assets)	199,583	11.4%	87,831	> 5%	111,752

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Overview

We recognized net income of $904,000 or $0.03 per share basic and diluted for the three month period ended June 30, 2010, compared to net loss of $732,000 or $0.09 loss per share basic and diluted for the same period in 2009.

Our non interest income increased significantly primarily due to commissions on bond sales and gain on sales of securities available for sale.

Non interest expense also increased significantly primarily due to expenses relating to the activity in our bond sales division.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $770,000 or 6% to $13,622,000 during the three month period ended June 30, 2010 compared to $12,852,000 for the same period in 2009. The $770,000 increase was the result of a $1,066,000 decrease in interest income and a $1,836,000 decrease in interest expense.

Interest earning assets averaged $1,665,067,000 during the three month period ended June 30, 2010 as compared to $1,664,117,000 for the same period in 2009, an increase of $950,000, or 0.06%. The yield on average interest earning assets decreased 26bps to 4.30% (26bps to 4.34% tax equivalent basis) during the three month period ended June 30, 2010, compared to 4.56% (4.60% tax equivalent basis) for the same period in 2009. The combined effects of the $950,000 increase in average interest earning assets and the 26bps (26bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $1,066,000 ($1,057,000 tax equivalent basis) decrease in interest income between the two periods.

Interest bearing liabilities averaged $1,288,210,000 during the three month period ended June 30, 2010 as compared to $1,435,584,000 for the same period in 2009, a decrease of $147,374,000, or 10%. The cost of average interest bearing liabilities decreased 38bps to 1.31% during the three month period ended June 30, 2010, compared to 1.69% for the same period in 2009. The combined effects of the $147,374,000 decrease in average interest bearing liabilities and the 38bps decrease in cost of average interest bearing liabilities resulted in the $1,836,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2010 and 2009 on a tax equivalent basis (in thousands of dollars).

	Three months ended June 30,
	2010			2009
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$944,734	$13,060	5.54%	$920,434	$13,114	5.71%
Securities- taxable (3)	684,666	4,445	2.60%	704,060	5,443	3.10%
Securities- tax exempt (9)	35,667	522	5.87%	39,623	527	5.33%

Total earning assets	1,665,067	18,027	4.34%	1,664,117	19,084	4.60%

Allowance for loan losses	(23,907)			(13,910)
All other assets	177,852			168,546

Total assets	$1,819,012			$1,818,753

Deposits (4)	1,117,986	3,957	1.42%	1,082,911	5,569	2.06%
Borrowings (5)	157,724	158	0.40%	340,173	361	0.43%
Corporate debenture (6)	12,500	103	3.31%	12,500	124	3.98%
Total interest bearing

Liabilities	1,288,210	4,218	1.31%	1,435,584	6,054	1.69%

Demand deposits	289,220			180,774
Other liabilities	10,492			21,177
Stockholders’ equity	231,090			181,218
Total liabilities and

Stockholders’ equity	$1,819,012			$1,818,753

Net interest spread (tax equivalent basis) (7)			3.03%			2.91%

Net interest income (tax equivalent basis)		$13,809			$13,030

Net interest margin (tax equivalent basis) (8)			3.33%			3.14%

Note 1:	Loan balances are net of deferred origination fees and costs.

Note 2:	Interest income on average loans includes amortization of loan fee recognition of $48,000 and $87,000 for the three month periods ended June 30, 2010 and 2009.

Note 3:	Includes securities available-for-sale, federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.

Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($84,000) and ($544,000) for the three month periods ended June 30, 2010 and 2009.

Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.

Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of $0 and ($7,000) for the three month periods ended June 30, 2010 and 2009.

Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

Note 8:	Represents net interest income divided by total interest earning assets.

Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses decreased $80,000, or 2%, to $4,045,000 during the three month period ending June 30, 2010 compared to $4,125,000 for the comparable period in 2009. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2010 was $12,159,000 compared to $5,117,000 for the comparable period in 2009. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	June 30, 2010	June 30, 2009	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	1,655	1,300	$355	27.3%
Income from correspondent banking and bond sales division	7,372	2,610	4,762	182.5%
Commissions from sale of mutual funds and annuities	361	103	258	250.5%
Debit card and ATM fees	465	352	113	32.1%
Loan related fees	117	125	(8)	(6.4%)
BOLI income	152	148	4	2.7%
Gain on sale of securities	1,639	303	1,336	440.9%
Trading securities revenue	115	—	115	n/a
Other service charges and fees	283	176	107	60.8%

Total non-interest income	$12,159	$5,117	$7,042	137.6%

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

We sold approximately $93,637,000 and $64,468,000 of our securities available for sale, realizing a net gain on sale of $1,639,000 and $303,000, during the quarters ending June 30, 2010 and 2009, respectively. These securities were sold as part of our on-going asset/liability portfolio management strategies.

Non-interest expense

Non-interest expense for the three months ended June 30, 2010 increased $5,453,000, or 36.0%, to $20,598,000, compared to $15,145,000 for the same period in 2009. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	June 30, 2010	June 30, 2009	$ increase (decrease)	% increase (decrease)
Employee salaries and wage compensation	$10,244	$6,085	$4,159	68.3%
Employee incentive/bonus compensation	954	365	589	161.4%
Stock based compensation expense	180	110	70	63.6%
Health insurance and other employee benefits	398	346	52	15.0%
Payroll taxes	466	389	77	19.8%
Other employee related expenses	424	323	101	31.3%
Incremental direct cost of loan origination	(156)	(197)	41	20.8%

Total salaries, wages and employee benefits	$12,510	$7,421	$5,089	68.6%

Occupancy expense	1,488	1,368	120	8.8%
Depreciation of premises & equipment	706	681	25	3.7%
Supplies, stationary & printing	283	233	50	21.5%
Marketing expense	596	444	152	34.2%
Data processing expense	664	607	57	9.4%
Legal, auditing & other professional exp	750	488	262	53.7%
Core deposit intangible (CDI) amortization	102	201	(99)	(49.3%)
Postage & delivery	125	110	15	13.6%
ATM related expenses	313	284	29	10.2%
Bank regulatory related expenses	688	1,349	(661)	(49.0%)
(Gain) loss on sale of repossessed real estate	(3)	209	(212)	(101.4%)
Valuation writedown on repossessed real estate	428	511	(83)	(16.2%)
Loss (gain) on other repossessed assets	126	54	72	133.3%
Foreclosure related expenses	276	284	(8)	(2.8%)
Internet and telephone banking	177	136	41	30.1%
Operational write-offs and losses	319	44	275	625.0%
Correspondent acct and Federal Reserve charges	79	92	(13)	(14.1%)
Conferences/Seminars/Education/Training	164	81	83	102.5%
Directors fees	98	84	14	16.7%
Other expenses	709	464	245	52.8%

Total non-interest expense	$20,598	$15,145	$5,453	36.0%

The primary reason for the overall increase in non interest expense for the periods presented above is due to enhancing our correspondent banking and bond sales division by hiring approximately forty new bond salesmen, traders and operational personnel from the failed Silverton Bank N.A. in July 2009. These employees were not employees of the Company during the second quarter of 2009. The team of new bond salesmen are compensated on a commission basis, similar to the Birmingham business unit initiated in November 2008, and is expected to include some of the highest paid employees of the Company and, as such, the average cost per FTE for this division is not comparable to the rest of our Company. The compensation related expenses for this business unit will vary period to period based on the revenue from correspondent banking and bond sales division listed in our table of non interest income.

Provision (benefit) for income taxes

We recognized an income tax provision (expense) for the three months ended June 30, 2010 of $234,000 (an effective tax rate of 20.6%) compared to an income tax benefit of $569,000 (an effective tax rate of 43.7%) for the comparable period in 2009. We have substantial tax exempt income in excess of non deductible expenses, which will generally produce an effective tax rate which is lower than our statutory tax rate (approximately 38.6%) when we have pre tax earnings. When we have a loss, as in the second quarter of 2009, and our net tax exempt income in excess of non deductible expenses is larger in absolute numbers than the reported book pre tax loss, then the effective tax rate is generally higher than the statutory tax rate.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Overview

Net income and net income available to common shareholders for the six months ended June 30, 2010 was $1,297,000 or $0.05 per share basic and diluted. Net income for the six months ended June 30, 2009 was $40,000 which resulted in a loss available to common shareholders of $754,000 after consideration of our preferred dividends. Our loss per common share for the six month period in 2009 was $0.06 per share basic and diluted.

Our average earning assets increased by $57,357,000 between these two periods, and our net interest margin (“NIM”) increased by 28bps. The combined effect was an increase in our net interest income of $3,124,000 or 12.8%. Most of this increase was offset by a $2,292,000 increase in our allowance for loan loss provision.

Our non interest income also increased significantly primarily due to commissions on bond sales and gain on sales of securities.

Non interest expense also increased significantly due to compensation and compensation related expenses resulting primarily from the correspondent banking and bond sales division

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $3,124,000 or 12.8% to $27,468,000 during the six month period ended June 30, 2010 compared to $24,344,000 for the same period in 2009. The increase was the result of a $4,076,000 decrease in interest expense less a decrease of $952,000 in interest income.

Interest earning assets averaged $1,636,945,000 during the six month period ended June 30, 2010 as compared to $1,579,588,000 for the same period in 2009, an increase of $57,357,000, or 3.6%. The yield on average interest earning assets decreased 28bps to 4.44% (28bps to 4.48% tax equivalent basis) during the six month period ended June 30, 2010, compared to 4.72% (4.76% tax equivalent basis) for the same period in 2009. The combined net effects of the $57,357,000 increase in average interest earning assets and the 28bps (28bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $952,000 ($934,000 tax equivalent basis) decrease in interest income between the two periods.

Interest bearing liabilities averaged $1,281,943,000 during the six month period ended June 30, 2010 as compared to $1,351,150,000 for the same period in 2009, a decrease of $69,207,000, or 5.1%. The cost of average interest bearing liabilities decreased 54bps to 1.34% during the six month period ended June 30, 2010, compared to 1.88% for the same period in 2009. The combined net effects of the $69,207,000 decrease in average interest bearing liabilities and the 54bps decrease in cost of average interest bearing liabilities resulted in the $4,076,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2010 and 2009 (in thousands of dollars).

	Six months ended June 30,
	2010			2009
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$947,871	$26,318	5.60%	$907,555	$26,155	5.81%
Securities- taxable (3)	653,324	9,010	2.78%	633,331	10,098	3.22%
Securities- tax exempt (9)	35,750	1,045	5.89%	38,702	1,054	5.49%

Total earning assets	1,636,945	36,373	4.48%	1,579,588	37,307	4.76%

Allowance for loan losses	(23,819)			(13,549)
All other assets	176,274			161,213

Total assets	$1,789,400			$1,727,252

Deposits (4)	1,097,954	8,004	1.47%	1,056,121	11,602	2.22%
Borrowings (5)	171,489	325	0.38%	282,529	748	0.53%
Corporate debenture (6)	12,500	204	3.29%	12,500	259	4.18%
Total interest bearing

Liabilities	1,281,943	8,533	1.34%	1,351,150	12,609	1.88%

Demand deposits	265,855			178,837
Other liabilities	11,014			16,495
Stockholders’ equity	230,588			180,770

Total liabilities and

Stockholders’ equity	$1,789,400			$1,727,252

Net interest spread (tax equivalent basis) (7)			3.14%			2.88%

Net interest income (tax equivalent basis)		$27,840			$24,698

Net interest margin (tax equivalent basis) (8)			3.43%			3.15%

Note 1:	Loan balances are net of deferred origination fees and costs.

Note 2:	Interest income on average loans includes loan fee recognition of $123,000 and $166,000 for the six month periods ended June 30, 2010 and 2009.

Note 3:	Includes securities available-for-sale, federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.

Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($180,000) and ($1,016,000) for the six month periods ended June 30, 2010 and 2009.

Note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased.

Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of $0 and ($14,000) for the six month periods ended June 30, 2010 and 2009.

Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

Note 8:	Represents net interest income divided by total interest earning assets.

Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $2,292,000, or 39%, to $8,120,000 during the six month period ending June 30, 2010 compared to $5,828,000 for the comparable period in 2009. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six months ended June 30, 2010 was $22,632,000 compared to $10,067,000 for the comparable period in 2009, resulting in an increase of $12,565,000, or 124.8%. This increase was the result of the following components listed in the table below. Amounts listed are in thousands of dollars.

Six month period ending:	June 30,	June 30,	$ Increase	% increase
(in thousands of dollars)	2010	2009	(decrease)	(decrease)
Service charges on deposit accounts	3,251	2,433	$818	33.6%
Income from correspondent banking and bond sales division	13,728	5,167	8,561	165.7%
Commissions from sale of mutual funds and annuities	465	296	169	57.1%
Debit card and ATM fees	867	632	235	37.2%
Loan related fees	247	213	34	16.0%
BOLI income	304	242	62	25.6%
Gain on sale of securities	3,075	721	2,354	326.5%
Trading securities revenue	199	—	199	n/a
Other service charges and fees	496	363	133	36.6%

Total non-interest income	22,632	10,067	$12,565	124.8%

The increase in non-interest income between the two periods presented above was primarily due to commissions on bond sales and gain on sale of securities.

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

We sold approximately $135,655,000 and $99,686,000 of our securities available for sale, realizing a net gain on sale of $3,075,000 and $721,000, during the six month periods ending June 30, 2010 and 2009, respectively. These securities were sold as part of our on-going asset/liability portfolio management strategies.

Non-interest expense

Non-interest expense for the six months ended June 30, 2010 increased $11,477,000, or 39.8%, to $40,323,000, compared to $28,846,000 for the same period in 2009. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Six month period ending:	Jun 30,	Jun 30,	$ increase	% increase
(in thousands of dollars)	2010	2009	(decrease)	(decrease)
Employee salaries and wages	$19,494	$11,964	$7,530	62.9%
Employee incentive/bonus compensation	1,662	773	889	115.0%
Stock based compensation expense	338	214	124	57.9%
Health insurance and other employee benefits	1,238	739	499	67.5%
Payroll taxes	1,153	829	324	39.1%
Other employee related expenses	790	608	182	29.9%
Incremental direct cost of loan origination	(283)	(360)	77	21.4%

Total salaries, wages and employee benefits	$24,392	$14,767	$9,625	65.2%

Occupancy expense	2,935	2,577	358	13.9%
Depreciation of premises & equipment	1,461	1,432	29	2.0%
Supplies, stationary & printing	498	420	78	18.6%
Marketing expense	1,151	886	265	29.9%
Data processing expense	1,198	1,154	44	3.8%
Legal, auditing & other professional exp	1,382	937	445	47.5%
Core deposit intangible (CDI) amortization	206	399	(193)	(48.4%)
Postage & delivery	235	210	25	11.9%
ATM related expenses	599	506	93	18.4%
Bank regulatory related expenses	1,302	1,842	(540)	(29.3%)
Loss on sale of repossessed real estate	24	289	(265)	(91.7%)
Valuation write down on repossessed real estate	1,310	905	405	44.8%
Loss (gain) on other repossessed assets	233	268	(35)	(13.1%)
Foreclosure related expenses	694	457	237	51.9%
Internet and telephone banking	311	248	63	25.4%
Operational write-offs and losses	359	77	282	366.2%
Correspondent accounts and Federal Reserve charges	151	169	(18)	(10.7%)
Conferences, seminars, education, training	319	173	146	84.4%
Directors fees	193	172	21	12.2%
Other expenses	1,370	958	412	43.0%

Total non-interest expense	$40,323	$28,846	$11,477	39.8%

The primary reason for the overall increase in non interest expense for the periods presented above is due to enhancing our correspondent banking and bond sales division by hiring approximately forty new bond salesmen, traders and operational personnel from the failed Silverton Bank N.A. in July 2009. These employees were not employees of the Company during the six month period ending June 30,

2009. The team of new bond salesmen are compensated on a commission basis, similar to the Birmingham business unit initiated in November 2008, and is expected to include some of the highest paid employees of the Company and, as such, the average cost per FTE for this division is not comparable to the rest of our Company. The compensation related expenses for this business unit will vary period to period based on the revenue from correspondent banking and bond sales division listed in our table of non interest income.

Provision (benefit) for income taxes

We recognized an income tax provision (expense) for the six months ended June 30, 2010 of $360,000 (an effective tax rate of 21.7%) compared to an income tax benefit of $303,000 (an effective tax rate of 115%) for the comparable period in 2009. We have substantial tax exempt income in excess of non deductible expenses, which will generally produce an effective tax rate which is lower than our statutory tax rate (approximately 38.6%) when we have pre tax earnings. When we have a loss, as in the six month period ending June 30, 2009, and our net tax exempt income in excess of non deductible expenses is larger in absolute numbers than the reported book pre tax loss, then the effective tax rate is generally higher than the statutory tax rate.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on

Form 10-K for the fiscal year ended December 31, 2009 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2009. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2010. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2009 annual report on Form 10-K.

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

CENTERSTATE BANKS, INC.
(Registrant)

Date: August 4, 2010	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: August 4, 2010	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer