Form 10-Q
period 2010-09-30
CenterState Banks, Inc.
filed 2010-11-09
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,004,761 shares
(class)	Outstanding at November 1, 2010

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

	As of September 30, 2010	As of December 31, 2009
ASSETS
Cash and due from banks	$41,447	$19,139
Federal funds sold and Federal Reserve Bank deposits	85,312	173,268

Cash and cash equivalents	126,759	192,407
Trading securities, at fair value	1,581	—
Investment securities available for sale, at fair value	619,282	463,186
Loans held for sale, at lower of cost or market	1,810	—

Loans	1,129,809	959,021
Less allowance for loan losses	(28,012)	(23,289)

Net Loans	1,101,797	935,732

Bank premises and equipment, net	74,484	62,368
Accrued interest receivable	7,342	6,378
Federal Home Loan Bank and Federal Reserve Bank stock	9,766	7,908
Goodwill	38,035	32,840
Core deposit intangible	4,092	2,422
Bank owned life insurance	27,190	15,665
Other repossessed real estate owned (“OREO”)	21,266	10,196
FDIC indemnification asset	58,175	—
Deferred income taxes, net	3,752	3,495
Excess bank property held for sale	—	2,368
Prepaid expense and other assets	28,112	16,334

TOTAL ASSETS	$2,123,443	$1,751,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand—non-interest bearing	$330,255	$233,688
Demand—interest bearing	253,950	193,527
Savings and money market accounts	417,952	307,513
Time deposits	718,148	570,308

Total deposits	1,720,305	1,305,036

Securities sold under agreement to repurchase	19,216	29,562
Federal funds purchased	72,859	144,939
Federal Home Loan Bank advances	15,000	21,000
Corporate debentures	12,500	12,500
Accrued interest payable	1,270	1,268
Accounts payables and accrued expenses	24,806	7,584

Total liabilities	1,865,956	1,521,889

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; 30,004,761 and 25,773,229 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	300	258
Additional paid-in capital	227,252	193,464
Retained earnings	21,828	28,623
Accumulated other comprehensive income	8,107	7,065

Total stockholders’ equity	257,487	229,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,123,443	$1,751,299

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Interest income:
Loans	$14,409	$13,751	$40,678	$39,858
Investment securities available for sale:
Taxable	4,203	4,559	12,940	14,432
Tax-exempt	367	375	1,089	1,122
Federal funds sold and other	127	162	400	388

	19,106	18,847	55,107	55,800

Interest expense:
Deposits	4,085	4,624	12,089	16,226
Securities sold under agreement to repurchase	19	27	69	78
Federal funds purchased	23	108	88	461
Federal Home Loan Bank advances	104	153	314	497
Corporate debentures	112	110	316	369

	4,343	5,022	12,876	17,631

Net interest income	14,763	13,825	42,231	38,169
Provision for loan losses	16,448	8,682	24,568	14,510

Net interest (expense) income after loan loss provision	(1,685)	5,143	17,663	23,659

Other income:
Service charges on deposit accounts	1,713	1,405	4,964	3,838
Income from correspondent banking and bond sales division	11,828	5,630	25,556	10,797
Commissions from sale of mutual funds and annuities	318	130	783	426
Debit card and ATM fees	458	344	1,325	976
Loan related fees	128	103	375	316
BOLI income	220	156	524	398
Gain on sale of securities	151	257	3,226	978
Trading securities revenue	249	312	448	312
Bargain purchase gain, acquisition of failed institution	2,010	—	2,010	—
Other service charges and fees	680	199	1,176	562

	17,755	8,536	40,387	18,603

Other expenses:
Salaries, wages and employee benefits	16,009	10,093	40,401	24,860
Occupancy expense	1,633	1,408	4,568	3,985
Depreciation of premises and equipment	971	728	2,432	2,160
Supplies, stationary and printing	248	210	746	630
Marketing expenses	615	464	1,766	1,350
Data processing expense	726	621	1,924	1,775
Legal, auditing and other professional fees	1,554	602	2,936	1,539
Core deposit intangible (CDI) amortization	142	197	348	596
Postage and delivery	198	113	433	323
ATM and debit card related expenses	365	264	964	770
Bank regulatory expenses	819	612	2,121	2,454
Loss on sale of repossessed real estate (“OREO”)	153	175	177	464
Valuation write down of repossessed real estate (“OREO”)	1,273	482	2,583	1,387
Loss on repossessed assets other than real estate	171	176	404	444
Foreclosure related expenses	803	218	1,497	675
Other expenses	1,850	1,300	4,553	3,097

Total other expenses	27,530	17,663	67,853	46,509
Loss before benefit for income taxes	(11,460)	(3,984)	(9,803)	(4,247)
Benefit for income taxes	(4,184)	(1,754)	(3,824)	(2,057)

Net loss	$(7,276)	$(2,230)	$(5,979)	$(2,190)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended		Nine months ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Net income (loss)	$(7,276)	$(2,230)	$(5,979)	$(2,190)

Net income (loss) available for common shareholders	$(7,276)	$(3,569)	$(5,979)	$(4,323)

Earnings (loss) per share:
Basic	$(0.25)	$(0.17)	$(0.22)	$(0.28)
Diluted	$(0.25)	$(0.17)	$(0.22)	$(0.28)
Common shares used in the calculation of earnings per share:
Basic	28,789,008	20,713,017	26,800,582	15,253,492
Diluted	28,789,008	20,713,017	26,800,582	15,253,492

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine months ended Sept 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,979)	$(2,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	24,568	14,510
Depreciation of premises and equipment	2,432	2,160
Amortization of purchase accounting adjustments	(1,851)	(806)
Net amortization/accretion of investment securities	4,556	3,870
Net deferred loan origination fees	(24)	60
Gain on sale of securities available for sale	(3,226)	(978)
Trading securities revenue	(448)	(312)
Purchases of trading securities	(215,284)	(26,964)
Proceeds from sale of trading securities	214,151	23,845
Repossessed real estate owned valuation write down	2,583	1,387
Loss on sale of repossessed real estate owned	177	464
Repossessed assets other than real estate valuation write down	163	—
Loss on sale of repossessed assets other than real estate	241	444
Gain on sale of loans held for sale	(36)	—
Loans originated and held for sale	(6,003)	—
Proceeds from sale of loans held for sale	4,229	—
Loss (gain) on disposal of and or sale of fixed assets	25	(82)
Deferred income taxes	(711)	(3,152)
Stock based compensation expense	518	312
Bank owned life insurance income	(524)	(398)
Bargain purchase gain from a FDIC assisted failed bank acquisition	(2,010)	—
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(68)	131
Net change in accrued interest payable, accrued expense, and other liabilities	2,313	4,181

Net cash provided by operating activities	19,792	16,482

Cash flows from investing activities:
Purchases of investment securities available for sale	(326,692)	(18,461)
Purchases of mortgage backed securities available for sale	(199,870)	(474,704)
Purchases of FHLB and FRB stock	(479)	(2,226)
Proceeds from maturities of investment securities available for sale	14,154	5,493
Proceeds from called investment securities available for sale	121,365	7,124
Proceeds from pay-downs of mortgage backed securities available for sale	93,744	114,954
Proceeds from the sale of investment securities available for sale	31,009	41,795
Proceeds from sales of mortgage backed securities available for sale	121,849	87,625
Proceeds from sales of FHLB and FRB stock	241	143
Decrease (increase) in loans, net of repayments	14,731	(74,712)
Proceeds from wholesale disposal of problem loans	8,579	—
Purchases of premises and equipment, net	(12,705)	(5,543)
Proceeds from sale of fixed assets	—	92
Proceeds from sale of repossessed real estate	3,322	2,794
Purchase of bank owned life insurance	(11,000)	(5,000)
Net cash from FDIC assisted acquisitions of failed banks	55,368	—
Net cash from acquisition of Ocala branches	—	155,640

Net cash used in investing activities	(86,384)	(164,986)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Nine months ended Sept 30,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	71,426	83,573
Net decrease in securities sold under agreement to repurchase	(10,346)	(3,129)
Net (decrease) increase in federal funds purchased	(72,080)	129,297
Net (decrease) increase in FHLB advances and other borrowings	(20,741)	1,250
Stock options exercised, including tax benefit	735	187
Net proceeds from public stock offering	32,766	81,003
Redemption of perpetual preferred stock	—	(27,875)
Dividends paid	(816)	(2,078)
Adjustment to net proceeds from preferred stock and warrant issue	—	(5)

Net cash provided by (used in) financing activities	944	262,223

Net (decrease) increase in cash and cash equivalents	(65,648)	113,719
Cash and cash equivalents, beginning of period	192,407	77,552

Cash and cash equivalents, end of period	$126,759	$191,271

Transfer of loans to other real estate owned	$8,356	$9,134

Cash paid during the period for:
Interest	$13,371	$18,786

Income taxes	$384	$896

See notes to the accompanying condensed consolidated financial statements.

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and our wholly owned subsidiary banks and their wholly owned subsidiary, CenterState Shared Services (“CSS”). Currently, our four subsidiary banks operate through 49 full service banking locations in 13 counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. After the branch acquisition transaction with TD Bank N.A., announced on August 9, 2010, closes, the Company will then have a total of 53 full service banking locations in 14 counties throughout Central Florida. This transaction is expected to close during the first quarter of 2011.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the nine month period ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,175,000 and 1,000,000 stock options that were anti dilutive at September 30, 2010 and 2009, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (dollars are in thousands, except per share data).

	Three months ended Sept 30,		Nine months ended Sept 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net loss	$(7,276)	$(2,230)	$(5,979)	$(2,190)
Preferred stock dividend accrued	—	(349)	—	(1,045)
Preferred stock discount accretion	—	(990)	—	(1,088)

Net loss available for common shareholders	$(7,276)	$(3,569)	$(5,979)	$(4,323)

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share—weighted average shares	28,789,008	20,713,017	26,800,582	15,253,492
Effect of dilutive securities: Employee stock
Options and stock grants	—	—	—	—

Denominator for diluted earnings per share—adjusted weighted average shares	28,789,008	20,713,017	26,800,582	15,253,492

Basic loss per share	$(0.25)	$(0.17)	$(0.22)	$(0.28)
Diluted loss per share	$(0.25)	$(0.17)	$(0.22)	$(0.28)

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

	Three months ended		Nine months ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Net loss	$(7,276)	$(2,230)	$(5,979)	$(2,190)

Other comprehensive gain (loss), net of tax:
Unrealized holding gain (loss) arising during the period, net of tax	(330)	5,440	3,054	7,600
Reclassified adjustments for gain included in net income, net of income taxes of $28, $97, $1,214 and $368, respectively, for the periods presented	(123)	160	(2,012)	610

Other comprehensive gain (loss), net of tax	(453)	5,280	1,042	6,990

Comprehensive income (loss)	$(7,729)	$3,050	$(4,937)	$4,800

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to September 30, 2010 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of September 30, 2010, the fair value was determined by broker price indications of similar or same securities.

All of the mortgaged back securities (“MBSs”) listed below are residential FNMA, FHLMC, and GNMA MBSs. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in Active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2009
Assets:
Available for sale securities
U.S. government agencies and government sponsored enterprises	$17,910	$—	$17,910	$—
Mortgage backed securities	409,780	—	409,780	—
Municipal securities	35,496	—	35,496	—

at September 30, 2010
Assets:
Trading securities	$1,581	$—	$1,581	$—
Available for sale securities
U.S. government agencies and government sponsored enterprises	182,206	—	182,206	—
Mortgage backed securities	401,957	—	401,957	—
Municipal securities	35,119	—	35,119	—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
at December 31, 2009
Assets:
Impaired loans	$10,779	$—	$—	$10,779
Other real estate owned	$10,196	$—	$—	$10,196
Excess bank real estate held for sale	$2,368	$—	$—	$2,368

at September 30, 2010
Assets
Impaired loans	$16,844	$—	$—	$16,844
Other real estate owned	$21,266	$—	$—	$21,266

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22,069,000 with a valuation allowance of $5,225,000 at September 30, 2010, and a carrying amount of $15,391,000 with a valuation allowance of $4,612,000 at December 31, 2009. The Company recorded a provision for loan loss expense of $3,579,000 and $3,709,000 on these loans during the three month and nine month periods ending September 30, 2010, respectively.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

The fair value of our repossessed real estate (“other real estate owned” or “OREO”) is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The decline in fair value of other real estate owned was $1,273,000 and $2,583,000 during the three month and nine month periods ending September 30, 2010, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Excess bank real estate held for sale represents a single family house we purchased from one of our executives when the executive was relocated to another county, and land which was originally purchased for future branch sites. The fair value of excess bank real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Changes in fair value are recorded directly as an adjustment to current earnings through non interest expense. The reason for the decrease between December 31, 2009 and September 30, 2010, was the transfer of land to bank premises and equipment for future branch sites, and the sale of the house we purchased from the relocated executive. We incurred a loss of approximately $74,000 on the sale of the executive’s house, which was recorded directly as an adjustment to current earnings through non interest expense.

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

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments (in thousands of dollars):

	Sept 30, 2010		Dec 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$126,759	$126,759	$192,407	$192,407
Trading securities	1,581	1,581	—	—
Investment securities available for sale	619,282	619,282	463,186	463,186
FHLB and FRB stock	9,766	n/a	7,908	n/a
Loans held for sale	1,810	1,810	—	—
Loans, less allowance for loan losses of $28,012 and $23,289, at September 30, 2010 and December 31, 2009, respectively	1,101,797	1,110,881	935,732	945,993
Accrued interest receivable	7,342	7,342	6,378	6,378

Financial liabilities:
Deposits- without stated maturities	$1,002,157	$1,002,157	$734,728	$734,728
Deposits- with stated maturities	718,148	726,448	570,308	576,237
Securities sold under agreement to repurchase	19,216	19,216	29,562	29,562
Federal funds purchased (correspondent bank deposits)	72,859	72,859	144,939	144,939
Federal Home Loan Bank advances	15,000	15,192	21,000	21,274
Corporate debentures	12,500	6,884	12,500	6,865
Accrued interest payable	1,270	1,270	1,268	1,268

NOTE 5: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the nine and three month periods ending September 30, 2010 and 2009 (in thousands of dollars).

Nine month period ending September 30, 2010

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$51,010	$4,097	$0	$0	$55,107
Interest expense	(12,456)	(104)	(316)	0	(12,876)

Net interest income	38,554	3,993	(316)		42,231
Provision for loan losses	(24,562)	(6)			(24,568)
Non interest income	13,649	26,738			40,387
Non interest expense	(43,529)	(22,147)	(2,177)		(67,853)

Net income before taxes	(15,888)	8,578	(2,493)		(9,803)
Income tax provision	6,138	(3,228)	914		3,824

Net income	$(9,750)	$5,350	$(1,579)		$(5,979)

Total assets	$1,965,563	$169,450	$273,794	$(285,364)	$2,123,443

Three month period ending September 30, 2010

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$17,926	$1,180			$19,106
Interest expense	(4,199)	(32)	(112)		(4,343)

Net interest income	13,727	1,148	(112)		14,763
Provision for loan losses	(16,445)	(3)			(16,448)
Non interest income	5,397	12,358			17,755
Non interest expense	(17,578)	(9,246)	(706)		(27,530)

Net income before taxes	(14,899)	4,257	(818)		(11,460)
Income tax provision (benefit)	5,472	(1,564)	276		4,184

Net (loss) income	$(9,427)	$2,693	$(542)		$(7,276)

Total assets	$1,965,563	$169,450	$273,794	$(285,364)	$2,123,443

Nine month period ending September 30, 2009

	Commercial and retail banking	Correspondent banking and bond sales Division	Corporate Overhead And Administration	Elimination Entries	Total
Interest income	$50,357	$5,443	$—	$—	$55,800
Interest expense	(16,785)	(477)	(369)		(17,631)

Net interest income	33,572	4,966	(369)		38,169
Provision for loan losses	(14,510)	—	—		(14,510)
Non interest income	7,325	11,278	—		18,603
Non interest expense	(35,107)	(9,454)	(1,948)		(46,509)

Net income before taxes	(8,720)	6,790	(2,317)		(4,247)
Income tax (benefit) provision	3,476	(2,277)	858		2,057

Net (loss) income	$(5,244)	$4,513	$(1,459)		$(2,190)

Total assets	$1,515,713	$279,150	$250,219	$(261,259)	$1,783,823

Three month period ending September 30, 2009

	Commercial and retail banking	Correspondent banking and bond sales Division	Corporate Overhead And Administration	Elimination entries	Total
Interest income	$16,922	$1,925	$—	$—	$18,847
Interest expense	(4,801)	(112)	(109)		(5,022)

Net interest income	12,121	1,813	(109)		13,825
Provision for loan losses	(8,682)	—	—		(8,682)
Non interest income	2,525	6,011	—		8,536
Non interest expense	(11,738)	(5,312)	(613)		(17,663)

Net income before taxes	(5,774)	2,512	(722)		(3,984)
Income tax (benefit) provision	2,453	(967)	268		1,754

Net (loss) income	$(3,321)	$1,545	$(454)		$(2,230)

Total assets	$1,515,713	$279,150	$250,219	$(261,259)	$1,783,823

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, we operate through our four separately chartered subsidiary banks with 49 locations in 13 counties throughout Central Florida providing traditional deposit and lending products and services to our commercial and retail customers.

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

NOTE 6: Investment Securities Available for Sale

All of the mortgaged back securities listed below are residential FNMA, FHLMC, and GNMA MBSs. Cost of securities is determined using the specific identification method. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands of dollars):

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Obligations of U.S. government agencies and government sponsored enterprises	$180,672	$1,534	$—	$182,206
Mortgage backed securities	391,526	10,733	302	401,957
Municipal securities	34,086	1,125	92	35,119

	$606,284	$13,392	$394	$619,282

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross unrealized losses	Estimated fair value
Obligations of U.S. government agencies and government sponsored enterprises	$17,826	$128	$44	$17,910
Mortgage backed securities	398,482	11,467	169	409,780
Municipal securities	35,376	396	276	35,496

	$451,684	$11,991	$489	$463,186

Sales of available for sale securities were as follows (in thousands of dollars):

For the nine months ended:	Sept 30, 2010	Sept 30, 2009
Proceeds	$152,858	$129,420
Gross gains	$3,248	$1,029
Gross losses	$22	$51

The tax provision related to these net realized gains was $1,214 and $368, respectively.

The fair value of available for sale securities at September 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Amounts are shown in thousands of dollars.

	Fair Value	Amortized Cost
Investment securities available for sale
Due in one year or less	$14,778	$14,646
Due after one year through five years	32,860	32,645
Due after five years through ten years	125,667	124,452
Due after ten years through thirty years	44,020	43,014
Mortgage backed securities	401,957	391,527

	$619,282	$606,284

Securities pledged at September 30, 2010 and December 31, 2009 had a carrying amount (estimated fair value) of $202,369,000 and $214,785,000 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (in thousands of dollars).

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	$62,861	$302	$—	$—	$62,861	$302
Municipal securities	1,280	15	1,730	77	3,010	92

Total temporarily impaired securities	$64,141	$317	$1,730	$77	$65,871	$394

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and government sponsored enterprises	$7,287	$44	$—	$—	$7,287	$44
Mortgage backed securities	46,537	169	—	—	46,537	169
Municipal securities	7,713	236	892	40	8,605	276

Total temporarily impaired securities	$61,537	$449	$892	$40	$62,429	$489

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by changes in interest rate. Fannie Mae and Freddie Mac guarantee the contractual cash flows of these securities. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

NOTE 7: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30, 2010	Dec 31, 2009
Loans not covered by FDIC loss share agreements
Real estate loans
Residential	$252,867	$251,634
Commercial	414,383	438,540
Construction, development, land	107,028	115,937

Total real estate	774,278	806,111
Commercial	83,715	98,273
Consumer and other loans, at fair value (note 1)	5,493	—
Consumer and other	57,445	55,376

Loans before unearned fees and cost	920,931	959,760
Unearned fees/costs	(716)	(739)

Total loans not covered by FDIC loss share agreements	920,215	959,021

Loans covered by FDIC loss share agreements
Real estate loans
Residential	119,576	—
Commercial	72,793	—
Construction, development, land	10,880	—

Total real estate	203,249	—
Commercial	6,345	—

Total loans covered by FDIC loss share agreements	209,594	—

Total loans	1,129,809	959,021
Allowance for loan losses	(28,012)	(23,289)

Total loans, net of allowance for loan losses	$1,101,797	$935,732

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value, which includes a discount of $899, or 14% of the unpaid legal balance as of the acquisition date, and are being accounted for pursuant to ASC Topic 310-30.

The table below summarizes impaired loan data for the periods presented (in thousands of dollars).

	Sept 30, 2010	Dec 31, 2009
Impaired loans with a specific valuation allowance	$22,069	$15,391
Impaired loans without a specific valuation allowance	59,025	63,557

Total impaired loans	$81,094	$78,948
Amount of allowance for loan losses allocated to impaired loans	5,225	4,612

Performing TDRs	$11,624	$14,517
Non performing TDRs, included in NPLs	11,804	11,982

Total TDRs (TDRs are required to be included in impaired loans)	$23,428	$26,499
Impaired loans that are not TDRs	57,666	52,449

Total impaired loans	$81,094	$78,948

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

	Nine month period ended Sept 30, 2010	Twelve month period ended Dec 31, 2009
Allowance at beginning of period	$23,289	$13,335
Charge-offs
Residential real estate loans	(3,029)	(3,442)
Commercial real estate loans	(12,525)	(3,001)
Construction, development and land loans	(3,718)	(6,457)
Non real estate commercial loans	(460)	(830)
Non real estate consumer and other loans	(445)	(353)

Total charge-offs	(20,177)	(14,083)

Recoveries
Residential real estate loans	108	16
Commercial real estate loans	16	6
Construction, development and land loans	163	43
Non real estate commercial loans	11	29
Non real estate consumer and other loans	34	47

Total recoveries	332	141

Net charge-offs	(19,845)	(13,942)
Provision for loan losses	24,568	23,896

Allowance at end of period	$28,012	$23,289

NOTE 8: Capital raise

On July 27, 2010, we raised $35,190,000 through a previously announced public offering by issuing 4,140,000 shares of common stock including the underwriter’s 15% over-allotment option. The net proceeds of the offering were approximately $32,766,000.

NOTE 9: Failed Bank Purchases

Effective July 16, 2010, we acquired substantially all the assets and assumed substantially all the deposits of Olde Cypress Community Bank in Clewiston, Florida (“Olde Cypress) through a purchase and assumption agreement, including loss-sharing (the “P&A Agreements”) with the Federal Deposit Insurance Corporation (“FDIC”) dated as July 16, 2010. As a result of this acquisition, the Company expects to further solidify its market share in the Hendry County, Florida market, expand its customer base to enhance deposit fee income, and reduce operating costs through economies of scale.

Effective August 20, 2010, we acquired substantially all the assets and assumed substantially all the deposits of Independent National Bank in Ocala, Florida (“Independent National”) and Community National Bank in Bartow, Florida (“Community National”) through separate purchase and assumption agreements, including loss-sharing (the “P&A Agreements”) with the Federal Deposit Insurance Corporation (“FDIC”) dated as of August 20, 2010. As a result of these acquisitions, the Company expects to further solidify its market share in the Marion County and Polk County, Florida markets, expand its customer base to enhance deposit fee income, and reduce operating costs through economies of scale.

Pursuant to the P&A Agreements, CenterState received a discount (bargain purchase gain) of $2,010,000 from the Olde Cypress transaction, and recognized goodwill of $3,490,000 and $1,704,000 from the Independent National transaction and the Community National transaction, respectively. As a result of the three failed bank acquisitions, the Company incurred approximately $769,000 in acquisition related costs which are reported in legal, auditing, and other professional expenses on the income statement. All of the loans acquired, except for $7,862,000 of consumer loans at fair value, are covered by loss share agreements with the FDIC. In addition, all of the repossessed real estate (“OREO”) acquired, $8,796,000 at fair value, is also covered by loss share agreements with the FDIC. The covered loans and OREO are collectively referred to as the “Covered Assets.” We did not pay the FDIC a premium to assume the customer deposits.

Under and subject to the terms of these loss share agreements, the FDIC is obligated to reimburse CenterState for 80% of the losses with respect to the unpaid legal balance of the Covered Assets beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid CenterState a reimbursement under the loss sharing agreements. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreement applicable to commercial loans and other Covered Assets provides for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries.

As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the Covered Assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with ASC Topic 805, the FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal. The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the Covered Assets fluctuates, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreements. This discount will be accreted to non interest income over future periods.

We did not immediately acquire the real estate, banking facilities, furniture or equipment as part of the P&A Agreements. On November 2, 2010, CenterState notified the FDIC it would purchase the real estate and related furniture and equipment of two full service branches and the furniture and equipment of one leased facility related to the Olde Cypress transaction. We have not yet received the appraisals back for Independent National and Community National. When these appraisals are completed, we will have thirty days to decide whether to purchase at appraised values or not.

The acquisitions were accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

All of the loans acquired are being accounted for pursuant to ASC Topic 310-30. We arrived at this conclusion as follows.

First, we segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we used were all acquired loans that were non-accrual, 60 days or more past due, designated as Trouble Debt Restructured (“TDR”), graded “special mention” or “substandard,” had more than five 30 day past due notices or had any 60 day or 90 day past due notices during the loan term. For this disclosure purpose, we refer to these loans as Type A loans. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30.

Second, all remaining acquired loans, those without specifically identified credit deficiency factors, we refer to as Type B loans for disclosure purposes, were then grouped into pools with common risk characteristics. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the poor economic environment both nationally and locally as well as the unfavorable real estate market particularly in Florida. In addition, these loans were acquired from three failed financial institutions, which implies potentially deficient, or at least questionable, credit underwriting. Based on management’s estimate of fair value, each of these pools was assigned a discount credit mark. We have applied ASC Topic 310-30 accounting treatment by analogy to Type B loans. The result is that all loans acquired from these three failed financial institutions will be accounted for under ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the respective acquisition dates and carrying amounts as of September 30, 2010.

	at acquisition dates			3Q activity	total Sept 30, 2010
in thousands of dollars:	Type A loans	Type B loans	total
Contractually required principal and interest	$182,967	$174,979	$357,946	(7,181)	$350,765
Non-accretable difference	(65,655)	(28,384)	(94,039)	—	(94,039)

Cash flows expected to be collected	117,312	146,595	263,907	(7,181)	256,726
Accretable yield	(27,056)	(16,278)	(43,334)	1,695	(41,639)

Total acquired loans	$90,256	$130,317	$220,573	$(5,486)	$215,087

Type A loans:    acquired loans with specifically identified credit deficiency factor(s).

Type B loans:    all other acquired loans.

Income on acquired loans, whether Type As or Type Bs, is recognized in the same manner pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The operating results of the Company for the three and nine month periods ended September 30, 2010, includes the operating results of the acquired assets and assumed liabilities since the acquisition date of July 16, 2010 for Olde Cypress and August 20, 2010 for Community National and Independent National. Due primarily to the significant amount of fair value adjustments and the Loss Share Agreements now in place, historical results of Olde Cypress, Community National, and Independent National are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

The following tables present the assets acquired and liabilities assumed at the acquisition date and as adjusted for purchase accounting adjustments for Olde Cypress, Independent National and Community National.

Olde Cypress (in thousands of dollars) Acquisition date: July 16, 2010	balances acquired from FDIC	fair value adjustments		as recorded by CenterState
Assets:
Cash and cash equivalents, net	$18,643			$18,643
Investment securities available for sale	8,509			8,509

Covered loans	120,248	(30,647	)(a)	89,601
Consumer loans not covered by loss share agreements	4,093	(334	)(a)	3,759

Total loans	124,341			93,360

Covered other repossessed real estate owned (“OREO”)	8,274	(1,886	)(b)	6,388
FDIC indemnification asset	—	26,637	(c)	26,637
FHLB stock	305			305
Core deposit intangible	—	714	(d)	714
Other assets	1,159			1,159

Total assets acquired	$161,231			$155,715

Liabilities:
Deposits:
Non interest bearing demand accounts	$6,693			$6,693
Interest bearing checking accounts	26,711			26,711
Interest bearing savings accounts	17,485			17,485
Time deposits	100,758	617	(e)	101,375

Total deposits	151,647			152,264
Other liabilities	1,441			1,441

Total liabilities assumed	$153,088			$153,705

Net assets acquired				$2,010

Deferred tax impact				$775

Net assets acquired, including deferred tax impact				$1,235

(a)	Adjustment reflects the fair value adjustments based on CenterState’s evaluation of the acquired loan portfolio.
(b)	Adjustment reflects the estimated OREO losses based on CenterState’s evaluation of the acquired OREO portfolio.
(c)	Adjustment reflects the estimated fair value of payments CenterState expects to receive from the FDIC under the loss share agreements.
(d)	Adjustment reflects the recording of the core deposit intangible on the acquired non time deposit accounts.
(e)	Adjustment reflects the difference between the rates paid on time deposits acquired versus rates available on similar duration time deposits as of the acquisition date.

Independent National (in thousands of dollars) Acquisition date: August 20, 2010	balances acquired from FDIC	fair value adjustments		as recorded by CenterState
Assets:
Cash and cash equivalents, net	$26,005			$26,005
Investment securities available for sale	1,416			1,416

Covered loans	113,148	(25,790	)(a)	87,358
Consumer loans not covered by loss share agreements	1,587	(351	)(a)	1,236

Total loans	114,735			88,594

Covered other repossessed real estate owned (“OREO”)	1,244	(104	)(b)	1,140
FDIC indemnification asset	—	21,477	(c)	21,477
FHLB and FRB stock	954			954
Core deposit intangible	—	968	(d)	968
Goodwill	—	3,490	(e)	3,490
Receivable from FDIC	—	10,872	(f)	10,872
Other assets	443			443

Total assets acquired	$144,797			$155,359

Liabilities:
Deposits:
Non interest bearing demand accounts	$13,872			$13,872
Interest bearing checking accounts	21,009			21,009
Interest bearing savings accounts	45,345			45,345
Time deposits	63,036	1,131	(g)	64,167

Total deposits	143,262			144,393
FHLB advances	10,000	591	(h)	10,591
Other liabilities	375			375

Total liabilities assumed	$153,637			$155,359

(a)	Adjustment reflects the fair value adjustments based on CenterState’s evaluation of the acquired loan portfolio.
(b)	Adjustment reflects the estimated OREO losses based on CenterState’s evaluation of the acquired OREO portfolio.
(c)	Adjustment reflects the estimated fair value of payments CenterState expects to receive from the FDIC under the loss share agreements.
(d)	Adjustment reflects the recording of the core deposit intangible on the acquired non time deposit accounts.
(e)	Adjustment reflects the recording of goodwill, which represents the payment received from the FDIC less the fair value of the net liabilities assumed.
(f)	Reflects the amount due from the FDIC pursuant to the P&A Agreement.
(g)	Adjustment reflects the difference between the rates paid on time deposits acquired versus rates available on similar duration time deposits as of the acquisition date.
(h)	Adjustment reflects the prepayment penalty paid when FHLB advances were completely paid off immediately subsequent to the date of the acquisition.

Community National (in thousands of dollars) Acquisition date: August 20, 2010	balances acquired from FDIC	fair value adjustments		as recorded by CenterState
Assets:
Cash and cash equivalents, net	$10,720			$10,720
Investment securities available for sale	1,564			1,564

Covered loans	47,565	(11,813	)(a)	35,752
Consumer loans not covered by loss share agreements	3,105	(238	)(a)	2,867

Total loans	50,670			38,619

Covered other repossessed real estate owned (“OREO”)	1,774	(506	)(b)	1,268
FDIC indemnification asset	—	9,837	(c)	9,837
FHLB stock	361			361
Core deposit intangible	—	336	(d)	336
Goodwill	—	1,704	(e)	1,704
Other assets	330			330

Total assets acquired	$65,419			$64,739

Liabilities:
Deposits:
Non interest bearing demand accounts	$10,937			$10,937
Interest bearing checking accounts	3,783			3,783
Interest bearing savings accounts	9,909			9,909
Time deposits	22,966	88	(f)	23,054

Total deposits	47,595			47,683
FHLB advances	4,000	150	(g)	4,150
Payable to FDIC	—	12,860	(h)	12,860
Other liabilities	46			46

Total liabilities assumed	$51,641			$64,739

(a)	Adjustment reflects the fair value adjustments based on CenterState’s evaluation of the acquired loan portfolio.
(b)	Adjustment reflects the estimated OREO losses based on CenterState’s evaluation of the acquired OREO portfolio.
(c)	Adjustment reflects the estimated fair value of payments CenterState expects to receive from the FDIC under the loss share agreements.
(d)	Adjustment reflects the recording of the core deposit intangible on the acquired non time deposit accounts.
(e)	Adjustment reflects the recording of goodwill, which represents the payment received from the FDIC less the fair value of the net liabilities assumed.
(f)	Adjustment reflects the difference between the rates paid on time deposits acquired versus rates available on similar duration time deposits as of the acquisition date.
(g)	Adjustment reflects the prepayment penalty paid when FHLB advances were completely paid off immediately subsequent to the date of the acquisition.
(h)	Reflects the amount payable to the FDIC pursuant to the P&A Agreement.

NOTE 10: Effect of new pronouncements

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Overview

Our total assets increased approximately 21% during the nine month period ending September 30, 2010 due to the three FDIC assisted failed bank acquisitions discussed in Note 8. Our loans increase 18% and our deposits increased by 32% primarily due to the failed bank acquisitions. As discussed in Note 7, we raised capital through a public offering during the third quarter of 2010 adding net proceeds of approximately $32,766,000 to our stockholders’ equity. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $85,312,000 at September 30, 2010 (approximately 4.0% of total assets) as compared to $173,268,000 at December 31, 2009 (approximately 9.9% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Trading securities

During the third quarter of 2009, we initiated a trading securities portfolio at our lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities. At September 30, 2010 our trading securities had a fair market value of $1,581,000, which were two municipal securities. A list of the activity in this portfolio is summarized below (amounts are in thousands of dollars).

Balance at December 31, 2009	$—
Purchases	215,284
Proceeds from sales	(214,151)
Net realized gain on sales	423
Unrealized gains	25

Balance at September 30, 2010	$1,581

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $619,282,000 at September 30, 2010 (approximately 29% of total assets) compared to $463,186,000 at December 31, 2009 (approximately 26% of total assets), an increase of $156,096,000 or 34%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans held for sale

During the first quarter of 2010, we initiated a loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. These loans are recorded at the lower of cost or market. Gains and losses on the sale of loans held for sale are included as a component of non interest income in our Condensed Consolidated Statement of Earnings. A list of the activity in this portfolio is summarized below (amounts are in thousands of dollars).

Balance at December 31, 2009	$—
Loans originated	6,003
Proceeds from sales	(4,229)
Net realized gain on sales	36

Balance at September 30, 2010	$1,810

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended September 30, 2010, were $1,046,194,000, or 58% of average earning assets, as compared to $931,681,000, or 56% of average earning assets, for the quarter ending December 31, 2009. Total loans, net of unearned fees and cost, at September 30, 2010 and December 31, 2009 were $1,129,809,000 and $959,021,000, respectively, an increase of $170,788,000, or 18%. This represents a loan to total asset ratio of 53% and 55% and a loan to deposit ratio of 66% and 73%, at September 30, 2010 and December 31, 2009, respectively.

The current weak economy in general and the struggling Florida real estate market in particular, has made it difficult to grow our loan portfolio. Although our loans increased by $170,788,000, or 18% as indicated above, we purchased loans with fair values of approximately $220,573,000 pursuant to the three FDIC assisted failed financial institution acquisitions described in Note 8. Excluding these acquisitions our loan portfolio decreased by $49,785,000, or 5% during the nine month period ending September 30, 2010. Part of this decrease was due to charge-offs (approximately $19,845,000), disposal of troubled loans in the wholesale debt market (approximately $8,579,000) and transfers out of loans into OREO and repossessed assets other than real estate (approximately $8,356,000 and $544,000, respectively). Excluding these components, loans deceased $12,461,000 which is a net amount comprised of new loan originations less maturities, pay-offs and normal amortization.

Eighteen and a half percent (18.5%) of our loans, or $209,594,000, are covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. The covered loans are carried at their estimated fair value which represents an aggregate discount to their unpaid legal balances outstanding of approximately 24%, or $67,095,000, at September 30, 2010. Within the covered loan portfolio, ninety-seven percent (97%) is collateralized by real estate, of which single family loans represent the largest component at $119,576,000 or 59% of total covered real estate loans.

Eighty-one and a half percent (81.5%) of the Company’s loans, or $920,215,000, are not covered by FDIC loss sharing agreements. Of this amount approximately eighty-four percent (84%) are collateralized by real estate, 9% are commercial non real estate loans and the remaining 7% are consumer and other non real estate loans. Our non covered single family residential real estate loans totaled $252,867,000 or 27% of our total non covered loans as of September 30, 2010. As with all of our loans, these are originated in our geographical market area in central Florida. We do not and have never engaged in sub-prime lending. Our largest category of non covered loans is commercial real estate which represents approximately 45% of our total non covered loans. The largest category within non covered commercial real estate loans is office buildings which represents about a quarter of this amount, followed by retail which represents about 15% of the category. There is no other single category within the non covered commercial real estate portfolio that would represent 10% or more of the total.

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

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated (dollars are in thousands).

	Sept 30, 2010	Dec 31, 2009
Loans not covered by FDIC loss share agreements
Real estate loans
Residential	$252,867	$251,634
Commercial	414,383	438,540
Construction, development, land	107,028	115,937

Total real estate	774,278	806,111
Commercial	83,715	98,273
Consumer and other loans, at fair value (note 1)	5,493	—
Consumer and other	57,445	55,376

Loans before unearned fees and cost	920,931	959,760
Unearned fees/costs	(716)	(739)

Total loans not covered by FDIC loss share agreements	920,215	959,021

Loans covered by FDIC loss share agreements
Real estate loans
Residential	119,576	—
Commercial	72,793	—
Construction, development, land	10,880	—

Total real estate	203,249	—
Commercial	6,345	—

Total loans covered by FDIC loss share agreements	209,594	—

Total loans	1,129,809	959,021
Allowance for loan losses	(28,012)	(23,289)

Total loans, net of allowance for loan losses	$1,101,797	$935,732

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value, which includes a discount of $899, or 14% of the unpaid legal balance as of the acquisition date, and are being accounted for pursuant to ASC Topic 310-30.

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

After an updated appraisal is obtained for a Problem Loan, as described above, an additional updated appraisal will be obtained on at least an annual basis. Thus, current appraisals for Problem Loans in excess of $250,000 will not be older than one year.

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

We maintain an allowance for loan losses that we believe is adequate to absorb probable losses incurred in our non covered loan portfolio. The FDIC is obligated to reimburse us for 80% of losses incurred in our covered loan portfolio. Our covered loan portfolio has been marked to fair value, which considers an estimate of probable losses. We believe that our total loans are adequately recorded to absorb probable losses.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely.

The allowance consists of two components. The first component is an allocation for impaired loans, as defined by generally accepted accounting principles. Impaired loans are those loans whereby management has arrived at a determination that the Company will not be repaid according to the original terms of the loan agreement. Each of these loans is required to have a written analysis supporting the amount of specific allowance allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e., not expected to be repaid as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific allowance is warranted.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at September 30, 2010 and December 31, 2009. The data in the table below excludes loans covered by FDIC loss share agreement.

(amounts are in thousands of dollars)	Sept 30, 2010	Dec 31, 2009	Increase (decrease)
Impaired loans	$81,094	$78,948	$2,146
Component 1 (specific allowance)	5,225	4,612	613
Specific allowance as percentage of impaired loans	6.44%	5.84%	60 bps

Total loans other than impaired loans	839,121	880,073	(40,952)
Component 2 (general allowance)	22,787	18,677	4,110
General allowance as percentage of non impaired loans	2.72%	2.12%	60 bps

Total loans, excluding loans covered by FDIC loss share agreements	920,215	959,021	(38,806)
Total allowance for loan losses	28,012	23,289	4,723
Allowance for loan losses as percentage of non covered loans	3.04%	2.43%	61 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans not covered by FDIC loss share agreements outstanding was 3.04% at September 30, 2010 compared to 2.43% at December 31, 2009. Our ALLL increased by a net amount of $4,723,000 during this nine month period. Component 2 (general allowance) increased by $4,110,000 during the period. This increase is primarily due to changes in our historical charge-off rates and changes in our current environmental factors.

Component 1 (specific allowance) increased by $613,000. This Component is the result of a specific allowance analysis prepared for each of our impaired loans excluding loans covered by FDIC loss share agreements. Our specific allowance is the aggregate of the results of individual analysis prepared for each one of these impaired loans on a loan by loan basis. The increase in our specific allowance is the result of charge-offs taken during the period, as well as the change in mix and evaluation of impaired loans.

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

	Three month period ended Sept 30,		Nine month period ended Sept 30,
	2010	2009	2010	2009
Allowance at beginning of period	$24,191	$16,409	$23,289	$13,335
Charge-offs
Residential real estate loans	(732)	(1,287)	(3,029)	(2,084)
Commercial real estate loans	(11,088)	(1,531)	(12,525)	(2,011)
Construction, development and land loans	(634)	(4,566)	(3,718)	(5,439)
Non real estate commercial loans	(34)	(113)	(460)	(655)
Non real estate consumer and other loans	(216)	(57)	(445)	(170)

Total charge-offs	(12,704)	(7,554)	(20,177)	(10,359)

Recoveries
Residential real estate loans	63	5	108	11
Commercial real estate loans	—	1	16	6
Construction, development and land loans	4	—	163	—
Non real estate commercial loans	1	2	11	15
Non real estate consumer and other loans	9	8	34	35

Total recoveries	77	16	332	67

Net charge-offs	(12,627)	(7,538)	(19,845)	(10,292)
Provision for loan losses	16,448	8,682	24,568	14,510

Allowance at end of period	$28,012	$17,553	$28,012	$17,553

During the current quarter, the Company disposed of commercial real estate problem loans with an unpaid legal balance of approximately $18,807,000 for $8,579,000 or approximately 46% of the aggregate unpaid legal balance in the wholesale debt market. Approximately $13,184,000 of this total amount represented non accrual and therefore non performing loans. The remaining $5,623,000 represented impaired loans or classified loans which were still accruing and therefore considered performing loans.

Approximately $9,746,000 of commercial loan charge-offs during the current quarter related to the troubled loans which were disposed of in the wholesale debt market. As discussed above, the Company sold troubled commercial loans with an aggregate unpaid legal balance of approximately $18,807,000 for an amount equal to about 46% of the unpaid legal balance. The Company had been receiving about 55% to 65% on average of the unpaid legal balance when a troubled loan is eventually foreclosed and the asset is repossessed and eventually sold. The foreclosure, repossession and asset disposition process has been taking a long time. It could have been several years before these troubled loans would eventually be repossessed and eventually sold. In addition to the time value of money, the Company also considered the effective use and cost of management time when it made a decision to sell off a portion of the troubled loans that were not yet OREO for a deeper discount than may have been attainable several years in the future.

As described in Note 9 in this Form 10-Q we acquired three FDIC failed financial institutions during the current quarter, including loans covered by FDIC loss share agreements. All of the loans acquired are being accounted for pursuant to ASC Topic 310-30. We arrived at this conclusion as follows.

First, we segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we used were all acquired loans that were non-accrual, 60 days or more past due, designated as Trouble Debt Restructured (“TDR”), graded “special mention” or “substandard,” had more than five 30 day past due notices or had any 60 day or 90 day past due notices during the loan term. For this disclosure purpose, we refer to these loans as Type A loans. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30.

Second, all remaining acquired loans, those without specifically identified credit deficiency factors, we refer to as Type B loans for disclosure purposes, were then grouped into pools with common risk characteristics. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the poor economic environment both nationally and locally as well as the unfavorable real estate market particularly in Florida. In addition, these loans were acquired from three failed financial institutions, which implies potentially deficient, or at least questionable, credit underwriting. Based on management’s estimate of fair value, each of these pools was assigned a discount credit mark. We have applied ASC Topic 310-30 accounting treatment by analogy to Type B loans. The result is that all loans acquired from these three failed financial institutions will be accounted for under ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the respective acquisition dates and carrying amounts as of September 30, 2010.

	at acquisition dates
in thousands of dollars:	Type A loans	Type B loans	total	3Q activity	total Sept 30, 2010
Contractually required principal and interest	$182,967	$174,979	$357,946	(7,181)	$350,765
Non-accretable difference	(65,655)	(28,384)	(94,039)	—	(94,039)

Cash flows expected to be collected	117,312	146,595	263,907	(7,181)	256,726
Accretable yield	(27,056)	(16,278)	(43,334)	1,695	(41,639)

Total acquired loans	$90,256	$130,317	$220,573	$(5,486)	$215,087

Type A loans:    acquired loans with specifically identified credit deficiency factor(s).

Type B loans:     all other acquired loans.

Income on acquired loans, whether Type As or Type Bs, is recognized in the same manner pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below shows the changes in the carrying value of acquired loans at the July 16, 2010 and August 20, 2010 acquisition dates through period ending September 30, 2010.

in thousands of dollars:	fair value of acquired loans
Balance at June 30, 2010	$—
Fair value of acquired loans	220,573
Cash flows collected	(7,181)
Accretable yield	1,695

Balance at September 30, 2010	$215,087

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 6.13% at September 30, 2010, compared to 4.42% at December 31, 2009.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $68,827,000 at September 30, 2010, compared to $53,452,000 at December 31, 2009. Non performing assets as a percentage of total assets were 3.24% at September 30, 2010, compared to 3.05% at December 31, 2009.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands of dollars).

	Sept 30, 2010	Dec 31, 2009
Non-accrual loans (note 1)	$55,921	$42,059
Past due loans 90 days or more and still accruing interest (note 1)	478	282

Total non-performing loans (NPLs) (note 1)	56,399	42,341

Other real estate owned (OREO) (note 1)	11,861	10,196
Repossessed assets other than real estate (note 1)	567	915

Total non-performing assets (NPAs) (note 1)	$68,827	$53,452

Total NPLs as a percentage of total loans (note 1)	6.13%	4.42%
Total NPAs as a percentage of total assets (note 1)	3.24%	3.05%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans (note 1)	1.50%	1.28%
Allowance for loan losses	$28,012	$23,289
Allowance for loan losses as a percentage of NPLs (note 1)	50%	55%
Allowance for loan losses as a percentage of NPAs (note 1)	41%	44%

Note 1:	Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of September 30, 2010 the Company had reported a total of 243 non accrual loans with an aggregate book value of $55,921,000, compared to December 31, 2009 when 171 non accrual loans with an aggregate book value of $42,059,000 were reported. Each of the five categories increased over the nine month period, with the largest increases occurring in residential real estate followed by commercial real estate.

This amount is further delineated by collateral category and number of loans in the table below (in thousands of dollars).

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate loans	$16,626	30%	101
Commercial real estate loans	25,892	46%	50
Construction, development and land loans	12,421	22%	52
Non real estate commercial loans	440	1%	17
Non real estate consumer and other loans	542	1%	23

Total non accrual loans at March 31, 2010	$55,921	100%	243

There are no construction or development loans with national builders. The Company has historically done business with local builders and developers that have typically been long time customers. However, the Company believes that this category (i.e. construction, development and land) is the loan category where the most risk is present. On the positive side, the category only represents about 12% of the total loan portfolio excluding loans covered by FDIC loss share agreements. Evidencing the riskier nature of the category, it represents a disproportionate 22% of the Company’s total non accrual loans and approximately 25% of the Company’s total OREO, excluding OREO covered by FDIC loss share agreements.

As indicated above, non accrual construction, development, and land loans totaled $12,421,000 at September 30, 2010. All but about $914,000 of this amount relates to land, either developed or not developed, commercial and residential. The $914,000 represents one single family home and one multi family project where construction is either completed or not yet completed, but in either case the homes are not sold.

During the first nine months of the current year, the Company charged off, net of recoveries, approximately $3,555,000 of its construction, development and land loans, about 18% of the total net charge offs. During the year ending December 31, 2009, the Company had total charge offs, net of recoveries, of $13,942,000. Almost half ($6,414,000) came from this same category.

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At September 30, 2010, total OREO was $21,266,000. Of this amount, $9,405,000 was acquired pursuant to the acquisition of three failed financial institutions during the third quarter of 2010. The acquired OREO is covered by FDIC subject to the terms if the loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $11,861,000 at September 30, 2010. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Statement of Operations. OREO is further delineated in the table below (in thousands of dollars).

(unaudited) Description of repossessed real estate	carrying amount at Sept 30, 2010
29 single family homes	$3,037
6 mobile homes with land	151
48 residential building lots	1,140
18 commercial buildings	5,737
Land / various acreages	1,796

Total, excluding OREO covered by FDIC loss share agreements	$11,861

In this current real estate crisis that the Nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $23,428,000 of TDRs. Of this amount $11,624,000 are performing pursuant to their modified terms, and $11,804,000 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”). Current accounting standards generally require TDRs to be included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs.

Troubled debt restructured loans (“TDRs”): (in thousands of dollars)	Sept 30, 2010	Dec 31, 2009
Performing TDRs	$11,624	$14,517
Non performing TDRs, included in NPLs above	11,804	11,982

Total TDRs	$23,428	$26,499

TDRs as of September 30, 2010 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below. Amounts are in thousands of dollars.

TDRs	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,130	$4,920	$11,050
Commercial	3,178	6,552	9,730
Construction, development, land	1,084	315	1,399

Total real estate loans	10,392	11,787	22,179
Commercial	582	—	582
Consumer and other	650	17	667

Total TDRs	$11,624	$11,804	$23,428

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

Sept 30, 2010
3 months interest only	$282
6 months interest only	2,882
7 months interest only	236
9 months interest only	381
12 months interest only	12,322
18 months interest only	191
payment reduction for 12 months	4,448
all other	2,686

Total TDRs	$23,428

It is still early in our experience with these types of activities, but approximately 50% of our TDRs are current pursuant to their modified terms. On the other hand, $11,804,000, or approximately 50% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. Non performing TDRs average approximately fourteen months in age from their modification date through September 30, 2010. Performing TDRs average approximately nine months in age from their modification date through September 30, 2010.

Impaired loans are defined as loans that management has concluded will not repay as agreed. (Small balance homogeneous loans are not considered for impairment purposes.) Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or other economic conditions change. At September 30, 2010 we have identified a total of $81,094,000 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $5,225,000 has been attached to $22,069,000 of the total identified impaired loans.

The table below summarizes impaired loan data for the periods presented (in thousands of dollars).

	Sept 30, 2010	Dec 31, 2009
Impaired loans with a specific valuation allowance	$22,069	$15,391
Impaired loans without a specific valuation allowance	59,025	63,557

Total impaired loans	$81,094	$78,948
Amount of allowance for loan losses allocated to impaired loans	5,225	4,612

Performing TDRs	$11,624	$14,517
Non performing TDRs, included in NPLs	11,804	11,982

Total TDRs (TDRs are required to be included in impaired loans)	$23,428	$26,499
Impaired loans that are not TDRs	57,666	52,449

Total impaired loans	$81,094	$78,948

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of September 30, 2010, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $74,484,000 at September 30, 2010 compared to $62,368,000 at December 31, 2009, an increase of $12,116,000 or 19%. This amount is the result of purchases and construction in process of $12,680,000 plus transfer in from bank property held for sale of $1,868,000 less $2,432,000 of depreciation expense. The $12,680,000 of purchases and construction cost can be further delineated as follows: approximately $2,230,000 for purchase of buildings from the FDIC (related to the 2009 Ocala National Bank transaction), $3,548,000 in construction costs related to a number of the Company’s branch office locations, $2,856,000 for the purchase of land, $1,544,000 in capitalization of certain software development costs related to our correspondent banking division, and the remaining $2,502,000 relates to furniture, fixtures and equipment purchases net of disposals.

Deposits

During the nine month period ending September 30, 2010, total deposits increased by $415,269,000, or 31.8%. We acquired $344,340,000 of deposits from the three failed bank acquisitions during the third quarter as of their respective acquisition dates. Approximately 55% of the acquired deposits were time deposits. As of September 30, 2010, these deposits decreased by $48,354,000, or 14% to $295,986,000. At this date, approximately 49% of the acquired deposits were in time deposits. Another way to look at this is of the $48,354,000 decrease in these acquired deposits, $42,685,000 related to time deposits, which most of this decrease was by design and/or expected.

Excluding the deposits acquired in the failed bank transactions, our legacy bank deposits increased by $119,283,000, or 9.1% during the nine month period. The table below sets forth our deposits by type and as a percentage to total deposits at September 30, 2010 and December 31, 2009 (amounts shown in the table are in thousands of dollars).

	Sept 30, 2010	% of total	Dec 31, 2009	% of total
Demand—non-interest bearing	$330,255	19%	$233,688	18%
Demand—interest bearing	253,950	15%	193,527	15%
Savings deposits	196,950	11%	148,915	11%
Money market accounts	221,002	13%	158,598	12%
Time deposits	718,148	42%	570,308	44%

Total deposits	$1,720,305	100%	$1,305,036	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $19,216,000 at September 30, 2010 compared to $29,562,000 at December 31, 2009.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. We commenced accepting correspondent bank deposits during September 2008. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below. At September 30, 2010 we had $72,859,000 of correspondent bank deposits or federal funds purchased, compared to $144,939,000 at December 31, 2009.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At September 30, 2010 and December 31, 2009, advances from the Federal Home Loan Bank were as follows (amounts are in thousands of dollars).

	Sept 30, 2010	Dec 31, 2009
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	3,000
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	3,000
Matures January 11, 2010, interest rate is fixed at 1.04%	—	3,000
Matures January 12, 2010, interest rate is fixed at 1.04%	—	3,000
Matures July 12, 2010, interest rate is fixed at 1.50%	—	3,000
Matures January 10, 2011, interest rate is fixed at 1.84%	3,000	3,000
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	3,000
Matures January 11, 2011, interest rate is fixed at 0.61%	3,000	—

Total	$15,000	$21,000

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

Stockholders’ equity

Stockholders’ equity at September 30, 2010, was $257,487,000, or 12.1% of total assets, compared to $229,410,000, or 13.1% of total assets at December 31, 2009. The increase in stockholders’ equity was due to the following items:

$229,410,000	Total stockholders’ equity at December 31, 2009
(5,979,000)	Net loss during the period
(816,000)	Dividends paid on common shares, $0.03 per common share
32,766,000	Net proceeds from public stock offering
1,042,000	Net increase in market value of securities available for sale, net of deferred taxes
735,000	Employee stock options exercised
329,000	Employee equity based compensation

$257,487,000	Total stockholders’ equity at September 30, 2010

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2010, each of our four subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2010 and December 31, 2009 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2010
Total capital (to risk weighted assets)	$234,838	19.7%	$119,388	> 10%	$115,450
Tier 1 capital (to risk weighted assets)	219,753	18.4%	71,633	> 6%	148,120
Tier 1 capital (to average assets)	219,753	11.0%	100,300	> 5%	119,453

December 31, 2009
Total capital (to risk weighted assets)	$213,569	19.2%	$110,960	> 10%	$102,609
Tier 1 capital (to risk weighted assets)	199,583	18.0%	66,576	> 6%	133,007
Tier 1 capital (to average assets)	199,583	11.4%	87,831	> 5%	111,752

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Overview

We recognized a net loss of $7,276,000 or $0.25 per share basic and diluted for the three month period ended September 30, 2010, compared to a net loss of $2,230,000 or $0.17 per share basic and diluted for the same period in 2009.

The major factor causing our loss was credit related expenses. Our loan loss provision expense during the current quarter was significantly larger than the same period last year. Similarly, our other credit related expenses currently was twice as much as the same quarter last year.

Our non interest income increased significantly primarily due to commissions on bond sales and a bargain purchase gain recognized on the acquisition of a FDIC failed financial institution.

Non interest expense also increased significantly primarily due to expenses relating to the activity in our bond sales division, as well as operating expenses related to our acquisition of three failed financial institutions during the current quarter.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $938,000 or 6.8% to $14,763,000 during the three month period ended September 30, 2010 compared to $13,825,000 for the same period in 2009. The $938,000 increase was the result of a $259,000 increase in interest income and a $679,000 decrease in interest expense.

Interest earning assets averaged $1,795,889,000 during the three month period ended September 30, 2010 as compared to $1,625,204,000 for the same period in 2009, an increase of $170,685,000, or 10.5%. The yield on average interest earning assets decreased 38bps to 4.22% (39bps to 4.26% tax equivalent basis) during the three month period ended September 30, 2010, compared to 4.60% (4.65% tax equivalent basis) for the same period in 2009. The combined effects of the $170,685,000 increase in average interest earning assets and the 38bps (39bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $259,000 ($264,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,430,595,000 during the three month period ended September 30, 2010 as compared to $1,348,868,000 for the same period in 2009, a increase of $81,727,000, or 6%. The cost of average interest bearing liabilities decreased 28bps to 1.20% during the three month period ended September 30, 2010, compared to 1.48% for the same period in 2009. The combined effects of the $81,727,000 increase in average interest bearing liabilities and the 28bps decrease in cost of average interest bearing liabilities resulted in the $679,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2010 and 2009 on a tax equivalent basis (in thousands of dollars).

	Three months ended Sept 30,
	2010			2009
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$1,046,194	$14,431	5.47%	$921,405	$13,776	5.93%
Securities—taxable	588,154	4,203	2.84%	488,141	4,559	3.71%
Securities—tax exempt (9)	35,969	531	5.86%	37,330	531	5.64%
Fed funds sold and other (3)	125,572	127	0.40%	178,328	162	0.32%

Total interest earning assets	1,795,889	19,292	4.26%	1,625,204	19,028	4.65%

Allowance for loan losses	(25,916)			(15,785)
All other assets	278,149			163,697

Total assets	$2,048,122			$1,773,116

Interest bearing deposits (4)	$1,292,668	4,085	1.25%	$1,036,896	4,624	1.77%
Fed funds purchased	90,368	23	0.10%	241,128	108	0.18%
Other borrowings (5)	35,059	123	1.39%	58,344	180	1.23%
Corporate debenture (6)	12,500	112	3.55%	12,500	110	3.47%

Total interest bearing liabilities	1,430,595	4,343	1.20%	1,348,868	5,022	1.48%

Demand deposits	331,507			203,982
Other liabilities	30,958			5,031
Stockholders’ equity	255,062			215,235

Total liabilities and stockholders’ equity	$2,048,122			$1,773,116

Net interest spread (tax equivalent basis) (7)			3.06%			3.17%

Net interest income (tax equivalent basis)		$14,949			$14,006

Net interest margin (tax equivalent basis) (8)			3.30%			3.42%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $58,000 and $88,000 for the three month periods ended September 30, 2010 and 2009.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($317,000) and ($291,000) for the three month periods ended September 30, 2010 and 2009.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of $0 and ($5,000) for the three month periods ended September 30, 2010 and 2009.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $7,766,000, or 89%, to $16,448,000 during the three month period ending September 30, 2010 compared to $8,682,000 for the comparable period in 2009. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2010 was $17,755,000 compared to $8,536,000 for the comparable period in 2009. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

Three month period ending: (in thousands of dollars)	Sept 30, 2010	Sept 30, 2009	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	1,713	1,405	$308	21.9%
Income from correspondent banking and bond sales division	11,828	5,630	6,198	110.1%
Commissions from sale of mutual funds and annuities	318	130	188	144.6%
Debit card and ATM fees	458	344	114	33.1%
Loan related fees	128	103	25	24.3%
BOLI income	220	156	64	41.0%
Gain on sale of securities	151	257	(106)	(41.2)%
Trading securities revenue	249	312	(63)	(20.2)%
Bargain purchase gain, acquisition of failed FDIC bank	2,010	—	2,010	n/a
FDIC indemnification asset amortization	225	—	225	n/a
Other service charges and fees	455	199	256	128.6%

Total non-interest income	$17,755	$8,536	$9,219	108.0%

The increase in non-interest income between the two quarters presented above was primarily due to commissions on bond sales and bargain purchase gain resulting from the FDIC assisted acquisition of a failed financial institution during the current quarter. We acquired a total of three FDIC failed financial institutions during the quarter, of which one resulted in the above bargain purchase gain and the other two resulted in the recognition of goodwill.

Through our lead bank in Winter Haven, Florida, we have initiated a correspondent banking and bond sales division during the end of the third quarter of 2008 by hiring substantially all the employees of the Royal Bank of Canada’s (“RBC”) bond sales division who were previously employees of Alabama National Bank (“ALAB”) prior to RBC’s acquisition of ALAB. In July of 2009, we added to this business segment by hiring a substantial percentage of the correspondent banking and bond sales division of the failed Silverton Bank, N.A. in Atlanta Georgia. The division operates primarily out of leased facilities in Birmingham, Alabama, Atlanta, Georgia and Winston Salem, North Carolina. The division’s largest revenue generating activity is commissions earned on fixed income security sales. This was a record earnings quarter for the division.

Non-interest expense

Non-interest expense for the three months ended September 30, 2010 increased $9,867,000, or 55.9%, to $27,530,000, compared to $17,663,000 for the same period in 2009. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Three month period ending: (in thousands of dollars)	Sept 30, 2010	Sept 30, 2009	$ increase (decrease)	% increase (decrease)
Employee salaries and wage compensation	$13,544	$8,496	$5,048	59.4%
Employee incentive/bonus compensation	1,020	548	472	86.1%
Employee stock based compensation expense	180	99	81	81.8%
Employee deferred compensation expense	97	55	42	76.4%
Health insurance and other employee benefits	311	367	(56)	(15.3)%
Payroll taxes	642	451	191	42.4%
Other employee related expenses	390	267	123	46.1%
Incremental direct cost of loan origination	(175)	(190)	15	7.9%

Total salaries, wages and employee benefits	$16,009	$10,093	$5,916	58.6%

Occupancy expense	1,633	1,408	225	16.0%
Depreciation of premises & equipment	971	728	243	33.4%
Supplies, stationary & printing	248	210	38	18.1%
Marketing expense	615	464	151	32.5%
Data processing expense	726	621	105	16.9%
Legal, auditing & other professional exp	785	602	183	30.4%
FDIC acquisition expenses	769	—	769	n/a %
Core deposit intangible (CDI) amortization	142	197	(55)	(27.9)%
Postage & delivery	198	113	85	75.2%
ATM related expenses	365	264	101	38.3%
Bank regulatory related expenses	819	612	207	33.8%
Loss on sale of repossessed real estate	153	175	(22)	(12.6)%
Valuation writedown on repossessed real estate	1,273	482	791	164.1%
Loss on other repossessed assets	171	176	(5)	(2.8)%
Foreclosure related expenses	803	218	585	268.3%
Internet and telephone banking	132	111	21	18.9%
Operational write-offs and losses	296	85	211	248.2%
Correspondent acct and Federal Reserve charges	83	83	—	—%
Conferences/Seminars/Education/Training	236	122	114	93.4%
Directors fees	92	87	5	5.7%
Travel expenses	224	143	81	56.6%
Other expenses	787	669	118	17.6%

Total non-interest expense	$27,530	$17,663	$9,867	55.9%

The primary reason for the overall increase in non interest expense for the periods presented above is primarily due to the following.

The compensation expense related to our bond salesmen is based on commissions and is variable in nature. The salesforce had a record quarter in terms of earnings. Gross commission revenue was up 110% or approximately $6,198,000 between the two periods presented above. Approximately half of this amount is reflected in increased compensation and compensation related expenses. In addition, we hired a team of experienced bankers in Vero Beach, Florida, including a previous community bank CEO during the first quarter of 2010. We hired another team of experienced bankers in Okeechobee, Florida, including another previous community bank CEO in the second quarter of 2010. During the second quarter of 2010 we also hired the former CIO (“Chief Investment Officer”) of Alabama National Bank and a regular contributor to CNBC and Bloomberg, along with two private bankers in Orlando, Florida. We also hired several other executive level individuals during the first, second and third quarter of this year to fill key roles in special assets, finance and commercial credit. In addition, we acquired a failed FDIC institution on July 16, 2010 and two other failed institutions on August 20, 2010. These three institutions not only added significant compensation and related compensation expense, but also overall operating expenses. Each of these institutions is operating on their separate legacy systems. We expect to fully convert and integrate them into our system during the spring and summer of next year.

FDIC acquisition expenses listed above relate to the acquisition of the three FDIC assisted failed bank acquisitions that occurred during the current quarter. These expenses include investment banker fees, third party evaluation and consulting fees, legal fees, audit fees, and other various fees related to the acquisition process.

Credit related costs included in the non interest expense category include, loss on sale of repossessed real estate, valuation write down on repossessed real estate, loss on other repossessed assets and foreclosure related expenses. As a group, these cost increased from $1,051,000 in the third quarter of 2009 to $2,400,000 during the current quarter. These costs are a reflection of the local real estate markets and economy in general, as well as the Company’s effort to accelerate the resolutions of its problem assets this year.

Benefit for income taxes

We recognized an income tax benefit for the three months ended September 30, 2010 of $4,184,000 (an effective tax rate of 36.5%) compared to an income tax benefit of $1,754,000 (an effective tax rate of 44.0%) for the comparable quarter in 2009. Net tax exempt income generally decreases a company’s effective tax rate (compared to statutory rates) when the company reports earnings. When there is a loss, the same net tax exempt income will generally produce higher effective tax rates. We had similar net tax exempt income in both quarters, but the pre tax book loss in the current quarter was substantially larger than the pre tax book loss in last year’s quarter. Therefore the effective tax rate was significantly higher in last year’s comparable quarter than in the current quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

Overview

Net loss and net loss available to common shareholders for the nine months ended September 30, 2010 was $5,979,000 or $0.22 per share basic and diluted. Net loss for the nine months ended September 30, 2009 was $2,190,000 which resulted in a loss available to common shareholders of $4,323,000 after consideration of our preferred dividends. Our loss per common share for the nine month period in 2009 was $0.28 per share basic and diluted. The reason our net loss available to common shareholders was larger but the per share amount was less during the current period compared to last year, was because we issued additional common shares through a public stock offering on August 4, 2009 and another on July 27, 2010.

The major factor causing our loss was credit related expenses. Our loan loss provision expense during the current nine month period was significantly larger than the same period last year. Similarly, our other credit related expenses currently was larger compared to same period last year.

Our non interest income increased significantly primarily due to commissions on bond sales, gain on sale of securities held for sale and a bargain purchase gain recognized on the acquisition of a FDIC failed financial institution.

Non interest expense also increased significantly primarily due to expenses relating to the activity in our bond sales division, as well as operating expenses related to our acquisition of three failed financial institutions during the current period.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $4,062,000 or 10.6% to $42,231,000 during the nine month period ended September 30, 2010 compared to $38,169,000 for the same period in 2009. The increase was the result of a $4,755,000 decrease in interest expense less a decrease of $693,000 in interest income.

Interest earning assets averaged $1,690,508,000 during the nine month period ended September 30, 2010 as compared to $1,602,396,000 for the same period in 2009, an increase of $88,112,000, or 5.5%. The yield on average interest earning assets decreased 30bps to 4.36% (30bps to 4.40% tax equivalent basis) during the nine month period ended September 30, 2010, compared to 4.66% (4.70% tax equivalent basis) for the same period in 2009. The combined net effects of the $88,112,000 increase in average interest earning assets and the 30bps (30bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $693,000 ($677,000 tax equivalent basis) decrease in interest income between the two periods.

Interest bearing liabilities averaged $1,332,038,000 during the nine month period ended September 30, 2010 as compared to $1,350,009,000 for the same period in 2009, a decrease of $17,971,000, or 1.3%. The cost of average interest bearing liabilities decreased 46bps to 1.29% during the nine month period ended September 30, 2010, compared to 1.75% for the same period in 2009. The combined net effects of the $17,971,000 decrease in average interest bearing liabilities and the 46bps decrease in cost of average interest bearing liabilities resulted in the $4,755,000 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2010 and 2009 on a tax equivalent basis (in thousands of dollars).

	Nine months ended Sept 30,
	2010			2009
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$981,006	$40,749	5.56%	$914,480	$39,932	5.84%
Securities—taxable	524,413	12,940	3.30%	493,903	14,432	3.91%
Securities—tax exempt (9)	35,823	1,577	5.89%	37,217	1,591	5.72%
Fed funds sold and other (3)	149,266	400	0.36%	156,796	388	0.33%

Total interest earning assets	1,690,508	55,666	4.40%	1,602,396	56,343	4.70%

Allowance for loan losses	(24,526)			(14,667)
All other assets	210,606			162,455

Total assets	$1,876,588			$1,750,184

Interest bearing deposits (4)	$1,163,572	12,089	1.39%	$1,046,509	16,226	2.07%
Fed funds purchased	115,577	88	0.10%	230,906	461	0.27%
Other borrowings (5)	40,389	383	1.27%	60,094	575	1.28%
Corporate debenture (6)	12,500	316	3.38%	12,500	369	3.95%

Total interest bearing liabilities	1,332,038	12,876	1.29%	1,350,009	17,631	1.75%

Demand deposits	287,979			191,409
Other liabilities	17,735			10,763
Stockholders’ equity	238,836			198,003

Total liabilities and stockholders’ equity	$1,876,588			$1,750,184

Net interest spread (tax equivalent basis) (7)			3.11%			2.95%

Net interest income (tax equivalent basis)		$42,790			$38,712

Net interest margin (tax equivalent basis) (8)			3.38%			3.23%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes loan fee recognition of $181,000 and $254,000 for the nine month periods ended June 30, 2010 and 2009.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($497,000) and ($1,307,000) for the nine month periods ended September 30, 2010 and 2009.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Includes amortization of origination costs and amortization of fair market value adjustment related to our April 2, 2007 acquisition of VSB of $0 and ($19,000) for the nine month periods ended September 30, 2010 and 2009.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $10,058,000, or 69%, to $24,568,000 during the nine month period ending September 30, 2010 compared to $14,510,000 for the comparable period in 2009. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine months ended September 30, 2010 was $40,387,000 compared to $18,603,000 for the comparable period in 2009, resulting in an increase of $21,784,000, or 117.1%. This increase was the result of the following components listed in the table below. Amounts listed are in thousands of dollars.

Nine month period ending: (in thousands of dollars)	Sept 30, 2010	Sept 30, 2009	$ Increase (decrease)	% increase (decrease)
Service charges on deposit accounts	4,964	3,838	$1,126	29.3%
Income from correspondent banking and bond sales division	25,556	10,797	14,759	136.7%
Commissions from sale of mutual funds and annuities	783	426	357	83.8%
Debit card and ATM fees	1,325	976	349	35.8%
Loan related fees	375	316	59	18.7%
BOLI income	524	398	126	31.7%
Gain on sale of securities	3,226	978	2,248	229.9%
Trading securities revenue	448	312	136	43.6%
Bargain purchase gain, acquisition of failed institution	2,010	—	2,010	n/a %
FDIC indemnification asset- amortization of discount rate	225	—	225	n/a %
Other service charges and fees	951	562	389	69.2%

Total non-interest income	40,387	18,603	$21,784	117.1%

The increase in non-interest income between the two periods presented above was primarily due to commissions on bond sales and gain on sale of securities.

The increase in non-interest income between the two periods presented above was primarily due to commissions on bond sales, gain on sales of securities available for sale and bargain purchase gain resulting from the FDIC assisted acquisition of a failed financial institution during the current period. We acquired a total of three FDIC failed financial institutions during the current period, of which one resulted in the above bargain purchase gain and the other two resulted in the recognition of goodwill.

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

We sold approximately $152,858,000 and $129,420,000 of our securities available for sale, realizing a net gain on sale of $3,226,000 and $978,000, during the nine month periods ending September 30, 2010 and 2009, respectively. These securities were sold as part of our on-going asset/liability portfolio management strategies.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2010 increased $21,344,000, or 45.9%, to $67,853,000, compared to $46,509,000 for the same period in 2009. Components of our non-interest expenses are listed in the table below. Amounts are in thousands of dollars.

Nine month period ending: (in thousands of dollars)	Sept 30, 2010	Sept 30, 2009	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$33,038	$20,460	$12,578	61.5%
Employee incentive/bonus compensation	2,682	1,321	1,361	103.0%
Employee stock based compensation expense	518	315	203	64.4%
Employee deferred compensation expense	222	165	57	34.5%
Health insurance and other employee benefits	1,549	1,106	443	40.1%
Payroll taxes	1,795	1,280	515	40.2%
Other employee related expenses	1,055	763	292	38.3%
Incremental direct cost of loan origination	(458)	(550)	92	16.7%

Total salaries, wages and employee benefits	$40,401	$24,860	$15,541	62.5%

Occupancy expense	4,568	3,985	583	14.6%
Depreciation of premises & equipment	2,432	2,160	272	12.6%
Supplies, stationary & printing	746	630	116	18.4%
Marketing expense	1,766	1,350	416	30.8%
Data processing expense	1,924	1,775	149	8.4%
FDIC acquisition expenses	769	—	769	n/a %
Legal, auditing & other professional exp	2,167	1,539	628	40.8%
Core deposit intangible (CDI) amortization	348	596	(248)	(41.6)%
Postage & delivery	433	323	110	34.1%
ATM related expenses	964	770	194	25.2%
Bank regulatory related expenses	2,121	2,454	(333)	(13.6)%
Loss on sale of repossessed real estate	177	464	(287)	(61.9)%
Valuation write down on repossessed real estate	2,583	1,387	1,196	86.2%
Loss on other repossessed assets	404	444	(40)	(9.0)%
Foreclosure related expenses	1,497	675	822	121.8%
Internet and telephone banking	442	359	83	23.1%
Operational write-offs and losses	655	162	493	304.3%
Correspondent accounts and Federal Reserve charges	234	252	(18)	(7.1)%
Conferences, seminars, education, training	555	294	261	88.8%
Directors fees	285	259	26	10.0%
Travel expenses	470	300	170	56.7%
Other expenses	1,912	1,471	441	30.0%

Total non-interest expense	$67,853	$46,509	$21,344	45.9%

The primary reason for the overall increase in non interest expense for the periods presented above is primarily due to the following.

The compensation expense related to our bond salesmen is based on commissions and is variable in nature. The salesforce had record earnings during the current period. Gross commission revenue was up 137% or approximately $14,759,000 between the two periods presented above. Approximately half of this amount is reflected in increased compensation and compensation related expenses. In addition, we hired a team of experienced bankers in Vero Beach, Florida, including a previous community bank CEO during the first quarter of 2010. We hired another team of experienced bankers in Okeechobee, Florida, including another previous community bank CEO in the second quarter of 2010. During the second quarter of 2010 we also hired the former CIO (“Chief Investment Officer”) of Alabama National Bank and a regular contributor to CNBC and Bloomberg, along with two private bankers in Orlando, Florida. We also hired several other executive level individuals during the first, second and third quarter of this year to fill key roles in special assets, finance and commercial credit. In addition, we acquired a failed FDIC institution on July 16, 2010 and two other failed institutions on August 20, 2010. These three institutions not only added significant compensation and related compensation expense, but also overall operating expenses. Each of these institutions is operating on their separate legacy systems. We expect to fully convert and integrate them into our system during the spring and summer of next year.

FDIC acquisition expenses listed above relate to the acquisition of the three FDIC assisted failed bank acquisitions that occurred during the current quarter. These expenses include investment banker fees, third party evaluation and consulting fees, legal fees, audit fees, and other various fees related to the acquisition process.

Credit related costs included in the non interest expense category include, loss on sale of repossessed real estate, valuation write down on repossessed real estate, loss on other repossessed assets and foreclosure related expenses. As a group, these cost increased from $2,970,000 reported in the nine month period ending September 30, 2009 to $4,661,000 reported during the current nine month period ending September 30, 2010. These costs are a reflection of the local real estate markets and economy in general, as well as the Company’s effort to accelerate the resolutions of its problem assets this year.

Benefit for income taxes

We recognized an income tax benefit for the nine months ended September 30, 2010 of $3,824,000 (an effective tax rate of 39.0%) compared to an income tax benefit of $2,057,000 (an effective tax rate of 48.4%) for the comparable period in 2009. Net tax exempt income generally decreases a company’s effective tax rate (compared to statutory rates) when the company reports earnings. When there is a loss, the same net tax exempt income will generally produce higher effective tax rates. We had similar net tax exempt income in both periods, but the pre tax book loss in the current period was substantially larger than the pre tax book loss in comparable period last year. Therefore the effective tax rate was significantly higher in last year’s comparable period than in the current quarter.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2009. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2010. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: November 9, 2010	By:	/S/ ERNEST S. PINNER
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: November 9, 2010	By:	/S/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer