Form 10-K
period 2010-12-31
CenterState Banks, Inc.
filed 2011-03-16
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES ☐    NO ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (20,948,695 shares) on June 30, 2010, was approximately $211,372,000. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $10.09 per share on June 30, 2010. For the purposes of this response, directors, executive officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of March 1, 2011 there were outstanding 30,027,341 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Banks, Inc. (“We,” “CenterState,” “CSFL,” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all the outstanding shares of CenterState Bank of Florida, N.A. (“CSB”), Valrico State Bank (“VSB”) (collectively, the “Banks”), and R4ALL, Inc. (“R4ALL”) a non bank subsidiary.

The Company was formed and commenced operations by acquiring CenterState Bank Central Florida, N.A. (“Central”), CenterState Bank, N.A. (“CSNA”) and First National Bank of Polk County (“FNB/Polk”) in June of 2000. Central and CSNA commenced operations in 1989. FNB/Polk commenced operations in 1992.

CSB commenced operations in April of 2000 and was acquired by the Company on December 31, 2002. In January 2006, FNB/Polk was merged with CSB.

The Company purchased CenterState Bank Mid Florida in March of 2006 and merged it with CSNA in November of 2007. In April of 2007 we purchased VSB. In December 2010 Central and CSNA were merged into CSB.

In September 2009 we formed a separate non bank subsidiary, R4ALL, for the purpose of acquisition and disposition of troubled assets from our subsidiary banks.

Through our lead bank, CSB, we acquired assets and deposits from four failed financial institutions from the Federal Deposit Insurance Corporation (“FDIC”) in 2009 and 2010.

In January 2011, we acquired four branch banking offices with approximately $113 million of deposits and approximately $121 million of performing loans from TD Bank, N.A.

Headquartered in Davenport, Florida between Orlando and Tampa, we provide a range of consumer and commercial banking services to individuals, businesses and industries through our 53 bank branch network located within fourteen counties throughout central Florida. We currently have bank branch locations in the following Florida counties:

Citrus	Indian River	Orange	Polk
Hendry	Lake	Osceola	Putnam
Hernando	Marion	Pasco	Sumter
Hillsborough	Okeechobee

The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail and by internet. In addition, we make residential and commercial real estate loans, secured and unsecured commercial loans and consumer loans. Our banks provide automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. We also offer internet banking services to our customers. In addition to the foregoing services, our offices provide customers with extended banking hours. We do not have a trust department, however, trust services are available to customers through a business relationship with another institution. We also offer other financial products to our customers, including mutual funds, annuities and other products, through a relationship with Infinex Investment, Inc.

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

In addition to providing traditional deposit and lending products and services to our commercial and retail customers through our 53 locations in central Florida, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased) and (b) correspondent bank checking accounts. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

As is the case with banking institutions generally, our operations are materially and significantly influenced by the real estate market, general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in the attraction of deposits (our primary source of lendable funds) and in the origination of loans. See “Competition.”

At December 31, 2010, our primary assets were our ownership of 100% of the stock of our subsidiary banks. At December 31, 2010, we had total consolidated assets of $2,063,319,000, total consolidated deposits of $1,685,594,000, and total consolidated stockholders’ equity of $252,644,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our consolidated loans at December 31, 2010 and 2009 were $1,129,946,000, or 55% and $959,021,000 or 55%, respectively, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2010, approximately 86% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 9% of the loan portfolio consisted of commercial loans (not secured by real estate) and 5% of our loan portfolio consisted of consumer and other loans.

Approximately 17.5% of the Company’s loans, or $198,197,000, are covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred, subject to the terms of the agreements. The Company will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

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

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in fourteen central Florida counties listed under “Business” or contiguous counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 9% and 10% of our Company’s total loan portfolio as of December 31, 2010 and 2009, respectively.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 61% and 56% of our consolidated total deposits at December 31, 2010 and 2009, respectively. Approximately 39% of our consolidated deposits at December 31, 2010, were certificates of deposit compared to 44% at December 31, 2009. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 23% of consolidated total deposits at December 31, 2010 and 24% at December 31, 2009. The majority of the deposits are generated from the fourteen central Florida counties listed in the “Business” section. Generally, we do not accept brokered deposits and we do not solicit deposits on a national level. We obtain all of our deposits from customers in our local markets. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Deposits.”

Investments

Our investment securities portfolio available for sale was $500,927,000 and $463,186,000 at December 31, 2010 and 2009, respectively, representing 24% and 26% of our total consolidated assets. At December 31, 2010 approximately 71% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential FNMA, FHLMC, and GNMA MBSs. We do not own any private label MBS. Approximately 22% or $113,416,000 of this portfolio is invested in obligations of U.S. government agencies and government sponsored enterprises, and the remaining 7%, or $33,253,000 is invested in municipal securities. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities available for sale are recorded on our balance sheet at market value at each balance sheet date. Any change in market value is recorded directly in our stockholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary. During 2010, we sold approximately $235,273,000 of these securities and recognized in our income statement a net gain on the sales of approximately $7,034,000.

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

We also have a trading securities portfolio managed at our lead subsidiary bank. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. During 2010 we purchased approximately $304,750,000 of securities for this portfolio and sold $303,147,000 recognizing a net gain on sale of approximately $597,000. At December 31, 2010, we owned approximately $2,225,000 of securities in our trading portfolio, which includes unrealized gains of approximately $25,000.

Correspondent Banking

We have a corresponding banking and bond sales business segment which operates as a division within our lead subsidiary bank. Its primary revenue generating activities are as follows: 1) the first, and largest revenue generator, is commissions earned on fixed income security sales; 2) the second category is interest income spread earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits; and 3) the third revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

Data Processing

Beginning in December 2007 and ending in February 2008 each of our banks converted their third party core data processing service bureau to a single in-house solution. The core data processing system provides automated general ledgers, deposit processing and accounting services, and loan processing and accounting services. The systems were substantially identical to the third party system, except all the processing now occurs in-house. Each of our subsidiary business units maintains its own data processing system, with its own general ledger, deposit accounting system and loan accounting system, all housed on the same equipment maintained by the Company. The output of each of these comprehensive systems for each of our banks is then consolidated at the holding company level. In September 2010, our lead bank upgraded to an enhanced in-house system. In December 2010, Central and CSNA converted to the upgraded system simultaneously with their merger into the Company’s lead bank. The Company’s remaining subsidiary bank, VSB, is expected to convert to the enhanced system at the end of March 2011.

During 2010, the Company’s lead subsidiary bank acquired three failed financial institutions from the FDIC. Each of these acquired banks have not yet converted and merged their data processing systems into the Company’s lead subsidiary bank. They are each operating a different legacy system, which is causing cost inefficiencies in the short-term. Two of these acquired banks are scheduled to convert next September and the other one in July.

A division of the lead bank also provides item processing services and certain other information technology (“IT”) services for both subsidiary banks and the Company overall. These services include; sorting, encoding, processing, and imaging checks and rendering checking and other deposit statements to commercial and retail customers, as well as provide IT services, including intranet and internet services for each subsidiary bank and the Company overall. The cost of providing these services is charged to VSB based on usage.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including potentially significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) potential changes to capital and liquidity requirements; (3) changes to regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the Federal Deposit Insurance Corporation, or the FDIC. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations, or principles or changes thereto, may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and shareholders.

The following items provide a brief description of the impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively.

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase the Company’s cost of operations.

•

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau, or the Bureau, within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. Generally, we will not be directly subject to the rules and regulations of the Bureau. However, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Any such new regulations could increase our cost of operations and, as a result, could limit our ability to expand into these products and services.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund, or the DIF, will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by us. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the, various limits.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

Bank Regulation. CSB is chartered under the national banking laws and is subject to comprehensive regulation, examination and supervision by the OCC. VSB is a state chartered bank and is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office. Each of the deposits of the Banks is insured by the FDIC to the extent provided by law. The Banks also are subject to various laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks submit to their examining agencies periodic reports regarding their financial condition and other matters. The bank regulatory agencies have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

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

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets and disallowed deferred tax assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2010, our Tier 1 and total risk-based capital ratios were 18.0% and 19.3%, respectively.

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

As of December 31, 2010, each of our subsidiary Banks met the capital requirements of a “well capitalized” institution.

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

Competition

We encounter strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, our Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that we do not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2010, we had a total of approximately 600 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Developments in the capital markets over past several years have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing in the 2011 and potentially longer. Loan portfolio performance has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of collateral. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets and the economy, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior periods. As a result, new laws and regulations, including the Dodd-Frank Act, regarding lending, funding practices and capital and liquidity standards have been adopted or are being proposed. The financial institution regulatory agencies are expected to aggressively respond to concerns and adverse trends identified in examinations, including the expected issuance of many enforcement actions. Changes in the financial services industry and the effects of the Dodd-Frank Act and other regulatory responses to the credit crisis could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Recent Legislative and Regulatory Initiatives Could Affect Our Operations

President Obama recently signed the Dodd-Frank Act which will further increase the regulation and oversight of the financial services industry. The Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the banking regulatory agencies. Many of the provisions of the Dodd-Frank Act require studies and regulations. Certain provisions will not apply to banking organizations with less than $10 billion of assets. We cannot predict the effects of this legislation and regulations on us, our competitors, customers, counter parties, and on the financial markets and the economy, although it may significantly increase costs and impede efficiency of internal business processes. It also may require us to hold higher levels of regulatory capital and/or liquidity and it may cause us to adjust our business strategy and limit our future business opportunities.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful. The Dodd-Frank Act has just been adopted, and requires numerous studies and rulemaking. We cannot predict the effects of this recent legislation or the new regulations that will be issued to implement it, on us, our competitors, counterparties, and on the financial markets and the economy.

Deterioration in local economic and housing markets has led to loan losses and reduced earnings and could lead to additional loan losses and reduced earnings.

There has been a dramatic decrease in housing and real estate values in Florida during the current economic downturn, coupled with a significant increase in the rate of unemployment. These trends have contributed to an increase in our non-performing loans and reduced asset quality. As of December 31, 2010, our non-performing loans were approximately $65.8 million, or 7.06% of the loan portfolio, excluding loans covered by FDIC loss share agreements. Nonperforming assets were approximately $78.5 million as of this same date, or 3.81% of total assets. In addition, we had approximately $18.3 million in accruing loans that were between 30 and 89 days delinquent at December 31, 2010. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolio and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. We may determine to sell nonperforming assets from time to time to improve our credit quality and reduce the time and costs of carrying these assets. These sales likely will result in losses.

A portion of our loans are to customers who have been adversely affected by the home building industry.

Customers who are builders and developers face greater difficulty in selling their homes in markets where the decrease in housing and real estate values are more pronounced. Consequently, we are facing increased delinquencies and nonperforming assets as these customers are forced to default on their loans. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to their loan portfolios may occur.

Our loan portfolio includes commercial and commercial real estate loans that have higher risks.

Our commercial and commercial real estate loans at December 31, 2010 and 2009 were $584.5 million and $536.8 million, respectively, or 52% and 56% of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

The federal bank regulatory agencies have released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:

•	total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.

The Guidance applies to the lending activities of each of our Banks. Although our regulators have not required us to maintain elevated levels of capital or liquidity due to our commercial real estate loan concentrations, the regulators may do so in the future, especially if there is a further downturn in our local real estate markets.

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

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. During the current economic downturn, the rate of growth of each of these four factors has decreased substantially and in some cases has turned negative. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. Our specific market areas have experienced decreased growth, which has affected the ability of our customers to repay their loans to us and has generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in our core Florida markets were to remain depressed or decline further, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With our loans concentrated in Florida, the decline in local economic conditions has adversely affected the values of our real estate collateral and will likely continue to do so for the foreseeable future. Consequently, a prolonged decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure loans with real estate collateral. At December 31, 2010, approximately 86% of the Banks’ loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Our bank holding company and the Banks must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions are expected to hold additional capital, above regulatory minimums. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if any of the Banks ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. Although the Banks had no wholesale brokered deposits as of December 31, 2010, they had $31.1 million of in-market CDARs deposits, which are considered brokered deposits for regulatory purposes.

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

We may acquire other financial institutions through FDIC assisted transactions or otherwise or parts of those institutions in the future and we may engage in additional de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirors of us. Acquisitions and mergers involve a number of risks, including:

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

The FDIC-assisted transactions we have engaged in or may engage in could present additional risks to our business.

We have closed several FDIC-assisted transactions and continue to seek opportunities to continue to acquire the assets and liabilities of other failed banks in FDIC-assisted transactions. Current and future FDIC-assisted transactions present the risks of acquisitions, generally, as well as some risks specific to these transactions. These FDIC-assisted transactions typically provide for FDIC assistance, including potential loss-sharing, to an acquirer to mitigate the credit risks of acquired loans and securities, which, may include loss-sharing. FDIC-assisted transactions have many of the same risks we could face in acquiring another open bank without FDIC assistance, including risks associated with competitive bidding and pricing of such transactions, the risk of loss of deposits and, liquidity through runoff or customer attrition, and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may pose risks not present in open bank transactions. Loss sharing with the FDIC reduces the credit risks of, and capital required for, FDIC-assisted transactions, but requires additional resources and time to service acquired problem loans, costs related to integration of personnel and operating systems, and the establishment of processes and internal controls to service acquired assets in accordance with FDIC standards. If we are unable to manage these risks, FDIC-assisted acquisitions could have material adverse effect on our business, financial condition and results of operations.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, as our earnings and capital position improve, we may consider the acquisition of other businesses, including, as discussed above, failed depository institutions offered for sale in FDIC-assisted transactions. The FDIC determines the timing and terms of the sale of failed institutions, and selects the winning bidder based on the “least cost” to the FDIC. The failed banks offered for sale may or may not meet our business objectives. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions, including the premiums on deposits and the prices paid for assets in FDIC-assisted transactions. This could reduce our potential returns, and reduce the attractiveness of these opportunities and increase their credit and other risks. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

FDIC insurance premiums increased substantially in the past two years and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The Dodd-Frank Act changes the FDIC deposit insurance assessments and increased the required Deposit Insurance Fund (“DIF”) reserve ratio, and no longer requires that dividends be paid to FDIC members from excess reserves. It is likely that FDIC insurance costs will increase further, although banks with less than $10 billion of assets will have the effects of the higher DIF reserve ratio offset by the FDIC.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption the past several years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

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

Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. Although we currently have employment agreements in place with our senior management team, we cannot guarantee you that our senior executives will remain with us. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in retaining such personnel.

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

Our Holding Company owns no real property. Our corporate office is leased from our lead subsidiary bank, and is located at 42745 U.S. Highway 27, Davenport, Florida 33837. Our Company, through our Banks, currently operates a total of 53 banking offices in fourteen counties in central Florida. We own 41 and lease 12 of these offices. In addition, we have leased office space in Birmingham, Alabama, Atlanta, Georgia and Winston-Salem, North Carolina used by our correspondent banking division personnel. See Note 8 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K and Managements Discussion and Analysis—Bank Premises and Equipment, for additional information regarding our premises and equipment.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our Common Stock are traded on the Nasdaq Global Select Market. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2010 and 2009.

	2010		2009
	High	Low	High	Low
1st Quarter	$12.98	$9.85	$17.15	$6.21
2nd Quarter	$13.86	$10.07	$12.94	$7.32
3rd Quarter	$10.42	$7.84	$9.39	$6.50
4th Quarter	$9.83	$6.24	$10.92	$6.92

As of December 31, 2010, there are 30,004,761 shares of common stock outstanding. There were approximately 923 registered shareholders as of that date, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter. The following sets forth per share cash dividends paid during 2010 and 2009.

	2010	2009
1st Quarter	$0.01	$0.04
2nd Quarter	$0.01	$0.01
3rd Quarter	$0.01	$0.01
4th Quarter	$0.01	$0.01

The payment of dividends is a decision of our Board of Directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. Also, during the period we were under TARP restrictions, between November 21, 2008 and September 30, 2009, we were under a further restriction prohibiting any quarterly cash dividend in excess of $0.04 per share. Our source of funds for payment of dividends is dividends received from our Banks, or excess cash available to us. Payments by our subsidiary Banks to us are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of our Banks to pay dividends to us. The bank regulatory agencies also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Our subsidiaries may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. As to a state bank, no dividends may be paid at a time when the bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office or a Federal regulatory agency.

Share Repurchases

We did not repurchase any shares of our common stock during 2010.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the NASDAQ Global Select Market. The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2005 (assuming a $100 investment on December 31, 2005 and reinvestment of all dividends).

	2005	2006	2007	2008	2009	2010
CenterState Banks, Inc.	100	122	71	101	61	48
S&P 500	100	116	122	77	97	112
SNL Southeast Bank Index	100	117	88	36	36	35

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2010 and 2009, and the three year period ended December 31, 2010, presented elsewhere herein.

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS:
Total interest income	$74,580	$73,944	$68,082	$75,173	$59,113
Total interest expense	(16,742)	(22,290)	(27,797)	(32,825)	(22,010)

Net interest income	57,838	51,654	40,285	42,348	37,103
Provision for loan losses	(29,624)	(23,896)	(6,520)	(2,792)	(717)

Net interest income after provision for loan losses	28,214	27,758	33,765	39,556	36,386
Non-interest income	13,826	9,620	7,251	7,097	5,896
Income from correspondent banking and bond sales division	32,696	17,916	1,412	—	—
Net gain on sale of securities available for sale	7,034	2,516	661	7	17
Bargain purchase gain, acquisition of failed institution	2,010	—	—	—	—
Gain on sale of bank branch office real estate	—	—	1,483	—	—
Sale of bank shell	—	—	—	1,000	—
Impairment charge-core deposit intangible	—	(1,200)	—	—	—
Credit related expenses	(6,278)	(4,553)	(1,006)	(76)	—
Non-interest expense	(87,047)	(62,961)	(38,930)	(35,888)	(28,981)

(Loss) income before income taxes	(9,545)	(10,904)	4,636	11,696	13,318
Income tax benefit (expense)	4,002	4,687	(1,215)	(3,897)	(4,859)

Net (loss) income	$(5,543)	$(6,217)	$3,421	$7,799	$8,459

PER COMMON SHARE DATA:
Basic (loss) earnings per share	$(0.20)	$(0.47)	$0.26	$0.64	$0.77
Diluted (loss) earnings per share	$(0.20)	$(0.47)	$0.26	$0.63	$0.75
Common equity per common share outstanding	$8.42	$8.90	$12.22	$11.92	$10.54
Tangible common equity per common share outstanding	$7.02	$7.53	$9.64	$9.28	$9.38
Dividends per common share	$0.04	$0.07	$0.16	$0.15	$0.14
Actual shares outstanding	30,004,761	25,773,229	12,474,315	12,436,407	11,129,020
Weighted average common shares outstanding	27,608,211	17,905,042	12,452,375	12,108,590	10,964,890
Diluted weighted average common shares outstanding	27,608,211	17,905,042	12,585,036	12,294,537	11,232,059

BALANCE SHEET DATA:
Assets	$2,063,319	$1,751,299	$1,333,143	$1,217,430	$1,077,102
Total loans	1,129,946	959,021	892,001	841,405	657,963
Allowance for loan loss	26,267	23,289	13,335	10,828	7,355
Total deposits	1,685,594	1,305,036	993,800	972,620	892,806
Short-term borrowings	97,284	195,501	141,183	75,646	52,792
Corporate debenture	12,500	12,500	12,500	12,500	10,000
Preferred stockholders’ equity	—	—	26,787	—	—
Common stockholders’ equity	252,644	229,410	152,378	148,282	117,332
Total stockholders’ equity	252,644	229,410	179,165	148,282	117,332
Tangible capital	210,688	194,148	147,099	115,439	104,386
Goodwill	38,035	32,840	28,118	28,118	9,863
Core deposit intangible (CDI)	3,921	2,422	3,948	4,725	3,083
Average total assets	1,935,495	1,771,034	1,238,005	1,189,268	981,640
Average loans	1,023,597	923,080	856,260	791,886	605,236
Average interest earning assets	1,734,746	1,628,798	1,108,180	1,068,591	894,286
Average deposits	1,517,302	1,254,169	975,352	963,033	807,471
Average interest bearing deposits	1,214,435	1,047,436	823,121	775,282	610,732
Average interest bearing liabilities	1,369,417	1,346,051	923,591	854,251	670,562
Average total stockholders’ equity	243,063	206,914	154,521	138,425	109,794

Selected Consolidated Financial Data—continued

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2010	2009	2008	2007	2006
SELECTED FINANCIAL RATIOS:
Return on average assets	(0.29%)	(0.35%)	0.28%	0.66%	0.86%
Return on average equity	(2.28%)	(3.00%)	2.21%	5.63%	7.70%
Dividend payout	na	na	58%	23%	18%
Efficiency (1)	89%	85%	82%	73%	67%
Net interest margin, tax equivalent basis (2)	3.38%	3.22%	3.70%	4.01%	4.17%
Net interest spread, tax equivalent basis (3)	3.12%	2.92%	3.19%	3.25%	3.35%

CAPITAL RATIOS:
Tier 1 leverage ratio	10.33%	11.36%	12.59%	10.78%	11.23%
Risk-based capital
Tier 1	18.01%	17.99%	16.17%	13.80%	15.60%
Total	19.28%	19.25%	17.43%	14.97%	16.60%
Tangible common equity ratio	10.42%	11.31%	9.25%	9.75%	9.81%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	2.83%	1.51%	0.47%	0.12%	0.08%
Allowance to period end loans	2.82%	2.43%	1.49%	1.29%	1.12%
Allowance for loan losses to non-performing loans	40%	55%	67%	266%	1,206%
Non-performing assets to total assets	3.81%	3.05%	1.86%	0.40%	0.06%

OTHER DATA:
Banking locations	53	38	37	37	30
Full-time equivalent employees	602	478	399	371	320

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income, exclusive of non-recurring items.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The sum of the four quarters of earnings per share may not equal the total earnings per share for the full year due to rounding and due to the additional shares issued pursuant to our capital offerings in August 2009 and July 2010. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data

(unaudited)

	2010				2009
(Dollars in thousands except for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$19,473	$19,106	$17,840	$18,161	$18,144	$18,847	$18,906	$18,047
Interest expense	(3,866)	(4,343)	(4,218)	4,315	(4,659)	(5,022)	(6,054)	(6,555)

Net interest income	15,607	14,763	13,622	13,846	13,485	13,825	12,852	11,492
Provision for loan losses	(5,056)	(16,448)	(4,045)	(4,075)	(9,386)	(8,682)	(4,125)	(1,703)

Net interest income after provision for loan losses	10,551	(1,685)	9,577	9,771	4,099	5,143	8,727	9,789
Non-interest income	4,231	3,766	3,148	2,681	2,792	2,649	2,204	1,975
Income from correspondent banking and bond sales division	7,140	11,828	7,372	6,356	7,119	5,630	2,610	2,557
Bargain purchase gain on FDIC acquisition	—	2,010	—	—	—	—	—	—
Gain on sales of securities available for sale	3,808	151	1,639	1,436	1,538	257	303	418
Impairment charge on core deposit intangible	—	—	—	—	(1,200)	—	—	—
Non-interest expenses	(25,472)	(27,530)	(20,598)	(19,725)	(21,005)	(17,663)	(15,145)	(13,701)

Income (loss) before income tax	258	(11,460)	1,138	519	(6,657)	(3,984)	(1,301)	1,038
Income tax benefit (expense)	178	4,184	(234)	(126)	2,630	1,754	569	(266)

Net income (loss)	$436	$(7,276)	$904	$393	$(4,027)	$(2,230)	$(732)	$772

Basic earnings (loss) per common share	$0.01	$(0.25)	$0.03	$0.02	$(0.16)	$(0.17)	$(0.09)	$0.03
Diluted earnings (loss) per common share	$0.01	$(0.25)	$0.03	$0.02	$(0.16)	$(0.17)	$(0.09)	$0.03

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2010 and 2009, and the results of operations for the years ended December 31, 2010, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein. Historical per share data has been adjusted to reflect our May 2006 two for one stock split.

Executive Summary

Organizational structure

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company,” “Corporate,” “CenterState” or “CSFL”), and our two wholly owned subsidiary banks (“CSB” and “VSB”) and our non bank subsidiary R4ALL, Inc. (“R4ALL”).

In December 2010 we merged our three national chartered banks together, combining Central, CSBNA and CSB into the surviving bank, CSB. On January 1, 2011 we merged CenterState Shared Services (“CSSS”), a wholly owned subsidiary of our previous four subsidiary banks, into CSB. CSSS provided item processing services and information technology services to all of our subsidiary banks. After it was merged into CSB, it continues performing these same services as a department within CSB.

At the holding company, or Parent Company, level, we perform functions that include strategic planning, merger and acquisition functions, investor relations, capital management, financial reporting, income tax management and reporting, loan review, internal audit, risk assessment and monitoring, and generally oversee and monitor the activities of our subsidiary banks. All of the operating activities associated with and related to the commercial banking business is performed and managed at the subsidiary bank level. In September 2009 we formed a separate non bank subsidiary, R4ALL, for the purpose of acquisition and disposition of troubled assets from our subsidiary banks.

A condensed consolidating balance sheet at December 31, 2010 and a condensed consolidating statement of operations for the twelve month period ending December 31, 2010 is presented below.

Condensed Consolidating Balance Sheet

At December 31, 2010 (Dollars are in thousands)	CSB	CSSS	VSB	R4ALL	PARENT COMPANY	ELIMINATIONS	CONSOLIDATED
Cash and due from banks	$14,006	$2,106	$9,245	$170	$679	$(2,955)	$23,251
Federal funds sold and Federal Reserve deposits	142,297	—	12,037	—	—	(70)	154,264

Cash and cash equivalents	156,303	2,106	21,282	170	679	(3,025)	177,515
Investment securities available for sale, at fair value	482,954	—	17,973	—	—	—	500,927
Loans covered by FDIC loss share agreements	198,197	—	—	—	—	—	198,197
Loans, excluding those covered by FDIC loss share	790,547	—	118,609	22,593	—	—	931,749
Allowance for loan losses	(20,466)	—	(4,423)	(1,378)	—	—	(26,267)
Bank premises and equipment, net	71,389	1,528	11,501	—	564	—	84,982
Goodwill	19,779	—	18,256	—	—	—	38,035
Core deposit intangibles	2,571	—	1,350	—	—	—	3,921
OREO covered by FDIC loss share agreements	11,104	—	—	—	—	—	11,104
OREO not covered by FDIC loss share agreements	6,619	—	3,078	2,542	—	—	12,239
Investment in subsidiaries	3,200	—	1,066	—	247,716	(251,982)	—
All other assets	114,848	688	6,394	6,326	18,723	(16,062)	130,917

Total assets	$1,837,045	$4,322	$195,086	$30,253	$267,682	$(271,069)	$2,063,319

Deposits	$1,547,119	$—	$141,430	$—	$—	$(2,955)	$1,685,594
Other borrowings	88,354	—	9,000	—	12,500	(70)	109,784
All other liabilities	26,914	56	1,812	39	2,538	(16,062)	15,297
Total stockholders equity	174,658	4,266	42,844	30,214	252,644	(251,982)	252,644

Total liabilities and stockholders’ equity	$1,837,045	$4,322	$195,086	$30,253	$267,682	$(271,069)	$2,063,319

Condensed Consolidating Statement of Operations

For the 12 month period ending December 31, 2010 (Dollars are in thousands)	CSB	CSSS	VSB	R4ALL	PARENT COMPANY	ELIMINATIONS	CONSOLIDATED
Interest income	$65,448	$—	$9,007	$133	$—	$(8)	$74,580
Interest expense	(14,609)	—	(1,720)	0	(421)	8	(16,742)

Net interest income	50,839	—	7,287	133	(421)	—	57,838
Provision for loan losses	(12,542)	—	(2,293)	(14,789)	—	—	(29,624)

Net interest income after loan loss provision	38,297	—	4,994	(14,656)	(421)	—	28,214
Non interest income	53,450	3,949	3,193		(3,540)	(1,486)	55,566
Non interest expense	(83,458)	(3,949)	(6,674)	(1,529)	(2,741)	5,026	(93,325)

Net income (loss) before income tax provision	8,289	—	1,513	(16,185)	(6,702)	3,540	(9,545)
Income tax (provision) benefit	(2,754)	—	(491)	6,088	1,159	—	4,002

Net income (loss)	$5,535	$—	$1,022	$(10,097)	$(5,543)	$3,540	$(5,543)

Through our subsidiary banks, we conduct commercial and retail banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial real estate loans, residential real estate loans, construction, development and land loans, and commercial loans and consumer loans. Most of our loans are secured by real estate located in central Florida.

Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the interest rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, our profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and related services, and also includes commissions earned on bond sales, brokering single family home loans, sale of mutual funds, annuities and other non traditional and non insured investments. Non-interest expense consists of compensation, employee benefits, occupancy and equipment expenses, and other operating expenses.

Our two subsidiary banks operate through 53 bank branch locations in fourteen Counties in central Florida, including the four branches acquired from TD Bank, N.A. during January 2010, as summarized in the table below:

Subsidiary Banks	No. of locations	Counties
CenterState Bank of Florida (“CSB”)	49	Citrus, Hendry, Hernando, Indian River, Lake, Marion, Okeechobee, Osceola, Orange, Pasco, Polk, Sumter, Putnam
Valrico State Bank (“VSB”)	5	Hillsborough

Correspondent banking division

We also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased) and (b) correspondent bank checking accounts. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

FDIC assisted acquisitions and other branching activities

We closed three small branches during 2009 and transferred the deposit and loan accounts to other existing branches. We did not open any new branches during 2009. However, we acquired four additional branches with $178 million of deposits pursuant to a FDIC assisted transaction on January 30, 2009. No loans were included in the assisted acquisition, but subsequently we selected and purchased approximately $18 million of performing loans from the FDIC at par without loss share protection.

During 2010 we acquired three failed financial institutions through FDIC assisted transactions. These acquisitions included approximately $344 million of deposits and loans with a fair value as of the acquisition date of approximately $221 million. Substantially all the loans have loss share agreements beginning with the first dollar of loss. In total, these three acquisitions included nine branch locations, all within or contiguous with our current geographical market footprint.

Also during 2010, we hired a seasoned and experienced management team in the Vero Beach, Florida area, and opened a new branch around this team. Similarly, we also hired another seasoned and experienced management team in the Okeechobee, Florida area, and opened a new branch around this team as well.

In January 2011 we closed on a previously announced transaction with TD Bank, N.A. whereby we acquired four branches in Putnam County, Florida. Total deposits acquired approximated $114 million of which we did not pay a premium. In addition, we selected and purchased approximately $121 million of performing loans located within our fourteen county market area in central Florida. We purchased the loans for 90% of the legal unpaid balance and have an option during the initial two year period to put back any loan that becomes past due greater than thirty days or becomes classified pursuant to banking regulation guidelines.

Capital offering

During the third quarter of 2009 we raised additional capital through a public stock offering. We sold a total of 13,271,000 common shares at $6.50 per share. After investment banking fees and other expenses, the net increase to our common equity was approximately $81 million. About a year later, during the third quarter of 2010 we again raised additional capital through another public stock offering. We sold a total of 4,140,000 common shares at $8.50 per share. After investment banking fees and other expenses, the net increase to our common equity was approximately $33 million. These capital raises were both offensive and defensive in nature. We used them to support our growth from the acquisitions discussed above, as well as a buffer against losses and potential losses in our loan portfolio resulting from the significant downturn in the Florida real estate market. We also used a portion of this capital to redeem the TARP preferred shares and warrants in 2009.

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

A standardized loan grading system is utilized at each of our subsidiary banks. The grading system is integral to our risk assessment function related to lending. Loan officers of each bank assign a loan grade to their newly originated loans in accordance with the standard loan grades. Throughout the lending relationship, the loan officer is responsible for periodic reviews, and if warranted he/she will downgrade or upgrade a particular loan based on specific events and/or analyses. We use a loan grading system of 1 through 7. Grade 1 is “excellent” and grade 7 is “doubtful.” Loans graded 5 or higher are placed on a watch list each month end and reported to that particular bank’s board of directors. Our loan review officer, who is independent of the lending function and is not an employee of any subsidiary bank, periodically reviews each bank’s loan portfolio and lending relationships. The officer may disagree with a particular bank’s grade on a particular loan and subsequently downgrade or upgrade such loan(s) based on his risk analysis. As such, our lending process is decentralized, but our credit review process is centralized.

Beginning in late 2007, our CEO initiated a new program referred to as “Centercourt,” whereby all of our bank presidents and our chief lending officers are gathered together in one room along with our CEO, CFO, COO and Chief Loan Review officer. Each bank president and chief lending officer present their prepared written report on the status of their bank’s loan portfolio. Past due, non accrual, impaired, potentially impaired, and loans in process of foreclosure, as well as OREO issues are presented and discussed. These meetings are generally held once per quarter. The objectives include early and quick identification and resolutions of potential loan losses, as well as sharing information and ideas between banks. The process also contributes to each bank’s allowance for loan loss analysis assumptions and preparation.

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

Goodwill and intangible assets are described further in Note 9 of the notes to the consolidated financial statements.

Deferred Tax Asset

A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% probability) that all or part of the benefit related to such assets will not be realized. Income tax expense (or benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We expect to realize our deferred tax asset over the allowable carryforward periods. Therefore, no valuation allowance is deemed necessary against our deferred tax asset as of December 31, 2010. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, a valuation allowance may become necessary.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009.

Net Income

Our net loss for the year ended December 31, 2010 was $5,543,000 or $0.20 loss per share basic and diluted, compared to net loss of $6,217,000, or $0.47 loss per share basic and diluted for the year ended December 31, 2009.

This was our second consecutive year we reported losses, and in both years the primary underlying reason was related to credit costs, which is a reflection of the continued deterioration of the real estate market in Florida. Although our overall credit cost was higher in 2010 versus 2009, our net loss was lower, due to a variety of other factors including higher commissions earned on correspondent banking bond sales, higher gain on sale of securities available for sale, a bargain purchase gain from one of our FDIC assisted transactions, and earnings growth from the acquisitions during the year. These and other factors contributing to our 2010 results are discussed below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $6,184,000 or 12% to $57,838,000 during the year ended December 31, 2010 compared to $51,654,000 for the same period in 2009. The increase was the result of a $636,000 increase in interest income plus a $5,548,000 decrease in interest expense.

Interest earning assets averaged $1,734,746,000 during the year ended December 31, 2010 as compared to $1,628,798,000 for the same period in 2009, an increase of $105,948,000, or 6.5%. The yield on average interest earning assets decreased 24 basis points (“bps”) to 4.30% (24bps to 4.34% tax equivalent basis) during the year ended December 31, 2010, compared to 4.54% (4.58% tax equivalent basis) for the same period in 2009. The combined net effects of the $105,948,000 increase in average interest earning assets and the 24bps decrease in yield on average interest earning assets resulted in the $636,000 ($668,000 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $1,369,417,000 during the year ended December 31, 2010 as compared to $1,346,051,000 for the same period in 2009, an increase of $23,366,000, or 1.7%. The cost of average interest bearing liabilities decreased 44bps to 1.22% during the year ended December 31, 2010, compared to 1.66% for the same period in 2009. The combined net effects of the $23,366,000 increase in average interest bearing liabilities and the 44bps decrease in cost of average interest bearing liabilities resulted in the $5,548,000 decrease in interest expense between the two years. See the tables “Average Balances—Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances(8)—Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2010			2009
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Noncovered loans (1) (2) (7)	$940,198	$51,651	5.49%	$923,080	$53,528	5.80%
Covered loans (9)	83,399	4,159	4.99%	—	—	—
Securities available for sale—taxable	524,336	16,833	3.21%	475,160	18,436	3.88%
Securities available for sale—tax exempt (7)	34,852	2,069	5.94%	36,634	2,098	5.73%
Federal funds sold and other	151,961	626	0.41%	193,924	608	0.31%

TOTAL INTEREST EARNING ASSETS	$1,734,746	$75,338	4.34%	$1,628,798	$74,670	4.58%

Allowance for loan losses	(25,578)			(15,958)
All other assets	226,327			158,194

TOTAL ASSETS	$1,935,495			$1,771,034

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$217,083	$868	0.40%	$167,269	$849	0.51%
Money market	190,778	1,486	0.78%	152,005	1,960	1.29%
Savings	177,632	1,165	0.66%	119,768	1,197	1.00%
Time deposits	628,942	12,203	1.94%	608,394	16,515	2.71%
Repurchase agreements	21,254	89	0.42%	24,276	100	0.41%
Federal funds purchased	105,344	107	0.10%	228,815	553	0.24%
Other borrowed funds (3)	15,884	403	2.54%	33,024	643	1.95%
Corporate debenture (4)	12,500	421	3.37%	12,500	473	3.78%

TOTAL INTEREST BEARING LIABILITIES	$1,369,417	16,742	1.22%	$1,346,051	$22,290	1.66%

Demand deposits	302,867			206,733
Other liabilities	20,148			11,336
Total stockholders’ equity	243,063			206,914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,935,495			$1,771,034

NET INTEREST SPREAD (tax equivalent basis) (5)			3.12%			2.92%

NET INTEREST INCOME (tax equivalent basis)		$58,596			$52,380

NET INTEREST MARGIN (tax equivalent basis) (6)			3.38%			3.22%

(1)	Loan balances are net of deferred origination fees and costs. Non accrual loans are included in total loan balances.

(2)	Interest income on average loans includes loan fee recognition of $293 and $432 for the years ended December 31, 2010 and 2009, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances, Federal Funds Purchased and correspondent bank deposits (Federal Funds Purchased).
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $0 and ($19) during year ended December 31, 2010 and 2009, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(8)	Averages balances are average daily balances.
(9)	Covered loans are loans purchased from the FDIC pursuant to assisted acquisitions of failed financial institutions, and are covered with respect to certain loss sharing agreements with the FDIC.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2010 versus 2009
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$5,604	$(3,322)	$2,282
Securities available for sale—taxable	1,785	(3,388)	(1,603)
Securities available for sale—tax exempt	(104)	75	(29)
Federal funds sold and other	(148)	166	18

TOTAL INTEREST INCOME (tax equivalent basis)	$7,137	$(6,469)	$668

INTEREST EXPENSE
Deposits
NOW accounts	$222	$(203)	$19
Money market accounts	422	(896)	(474)
Savings	462	(494)	(32)
Time deposits	541	(4,853)	(4,312)
Repurchase agreements	(13)	2	(11)
Federal funds purchased	(215)	(231)	(446)
Other borrowed funds	(398)	158	(240)
Corporate debenture	—	(52)	(52)

TOTAL INTEREST EXPENSE	$1,021	$(6,569)	$(5,548)

NET INTEREST INCOME (tax equivalent basis)	$6,116	$100	$6,216

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

Provision for Loan Losses

The provision for loan losses (expense) increased $5,728,000, to $29,624,000 during the year ending December 31, 2010 compared to $23,896,000 for the comparable period in 2009. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2010 was $55,566,000 compared to $30,052,000 for the comparable period in 2009. This increase was the result of the following components listed in the table below (amounts listed are in thousands of dollars).

(in thousands of dollars)	2010	2009	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$6,873	$5,450	$1,423	26.1%
Income from correspondent banking and bond sales division	32,696	17,916	14,780	82.5%
Correspondent banking division—other fees	996	403	593	147.1%
Commissions from sale of mutual funds and annuities	1,118	532	586	110.2%
Debit card and ATM fees	1,890	1,341	549	40.9%
Loan related fees	534	452	82	18.1%
BOLI income	774	550	224	40.7%
Trading securities revenue	622	427	195	45.6%
FDIC indemnification asset-accretion of discount rate	598	—	598	n/a
Other service charges and fees	421	465	(44)	(9.5%)
Gain on sale of securities	7,034	2,516	4,518	179.6%

Subtotal	$53,556	$30,052	$23,504	78.2%
Bargain purchase gain, acquisition of failed institution	2,010	—	2,010	n/a

Total non-interest income	$55,566	$30,052	$25,514	84.9%

As shown in the table above, the primary reasons for the increase in non interest income year to year was the significant revenue growth in the correspondent banking division, the increased gain on sale of securities available for sale, the bargain purchase gain from one of the FDIC assisted acquisitions, and the overall growth in fee revenue due to the business growth from the three FDIC assisted acquisitions.

The correspondent banking bond sales division had an outstanding year most of which can be attributed to a record third quarter. We expect significant volatility in the fixed income business, and therefore do not consider their initial three year performance necessarily a trend.

We sold a significant amount of securities available for sale during the current year pursuant to our asset/liability management process. We manage our balance sheet with the objectives of lowering our overall cost of deposits and freeing up additional capital. As we shrink higher cost time deposits, the release on the asset side of the balance sheet is security sales. With a slightly smaller balance sheet, as well as improving margins, results in excess capital to deploy on additional acquisitions, which tend to produce substantially higher rates of returns than a small incremental net interest income margin. We do not know if we will be successful with additional acquisitions, and if we do shrink the balance sheet with security sales, we do not know what future interest rates will be and therefore uncertain as what potential gains, if any, could be expected.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2010 increased $24,611,000, or 35.8%, to $93,325,000, compared to $68,714,000 for 2009. The table below breaks down the individual components. Amounts are in thousands of dollars.

(in thousands of dollars)	2010	2009	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$44,985	$29,955	$15,030	50.2%
Employee incentive/bonus compensation	3,620	2,223	1,397	62.8%
Employee stock based compensation	699	419	280	66.8%
Employer 401K matching contributions	814	538	276	51.3%
Deferred compensation expense	342	233	109	46.8%
Health insurance and other employee benefits	2,208	1,869	339	18.1%
Payroll taxes	2,373	1,714	659	38.4%
Other employee related expenses	594	439	155	35.3%
Incremental direct cost of loan origination	(602)	(720)	118	(16.4%)

Total salaries, wages and employee benefits	$55,033	$36,670	$18,363	50.1%

Occupancy expense	6,652	5,375	1,277	23.8%
Depreciation of premises and equipment	3,350	2,882	468	16.2%
Supplies, stationary and printing	1,091	848	243	28.7%
Marketing expenses	2,498	1,910	588	30.8%
Data processing expense	2,789	2,417	372	15.4%
Legal, auditing and other professional fees	2,995	2,354	641	27.2%
FDIC acquisition expenses	769	—	769	n/a
Bank regulatory related expenses	2,989	3,114	(125)	(4.0%)
Postage and delivery	735	425	310	72.9%
ATM and debit card related expenses	1,298	1,060	238	22.5%
CDI amortization	519	792	(273)	(34.5%)
CDI impairment	—	1,200	(1,200)	n/a
Impairment of excess bank owned land held for sale	74	939	(865)	(92.1%)
Loss on sale of repossessed real estate (“OREO”)	756	772	(16)	(2.1%)
Valuation write down of repossessed real estate (“OREO”)	2,951	2,188	763	34.9%
Loss on repossessed assets other than real estate	458	544	(86)	(15.8%)
Foreclosure related expenses	2,113	1,049	1,064	101.4%
Internet and telephone banking	679	499	180	36.1%
Operational write-offs and losses	920	225	695	308.9%
Correspondent accounts and Federal Reserve charges	348	319	29	9.1%
Conferences/Seminars/Education/Training	807	392	415	105.9%
Director fees	368	332	36	10.8%
Travel expenses	561	463	98	21.2%
Other expenses	2,572	1,945	627	32.2%

Total non-interest expense	$93,325	$68,714	$24,611	35.8%

Overall, our non interest expenses increased significantly due primarily to the following:

•	significant increase in variable compensation at our correspondent banking division related to increase sales volume;

•	hired a team of experienced seasoned bankers and opened a denovo branch for them in Vero Beach, Florida;

•	hired another team of experienced seasoned bankers and opened a denovo branch for them in Okeechobee, Florida;

•

acquired three failed financial institutions pursuant to FDIC assisted transactions; the three FDIC failed banks have not yet been converted and merged into our lead bank causing our lead bank to operate on four different core processing systems adding elevated cost in terms of data processing, personnel and other temporary inefficiencies;

•	converted three of our subsidiary banks to a new enhanced data processing system;

•	merged three of our banks in December 2010;

•	temporarily carried a conversion team of employee bankers with different specialties whose sole purpose is to focus on conversions, mergers and due diligence projects;

•	created and significantly upgraded our Special Asset Disposition (“SAD”) department to work through our troubled assets in our loan portfolio and OREO; and,

•	hired additional management and senior level staff including an economist, wealth management salesmen, managerial level staffing in loan operations, deposit operations, accounting and finance.

Our largest non interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for 2010 accounted for 59% of our total non-interest expense, and 53% for 2009. Referring to the table above, employee salaries and wages increased by $15,030,000, or 50.2% to $44,985,000 for 2010, compared to $29,955,000 for 2009. The increase was primarily due to the increase in variable compensation at our correspondent banking division. The majority of employee salaries and wage expense from the correspondent banking division is related to commissions on bond sales, which is all variable based. The expense for 2010 was approximately $22,184,000 compared to $12,022,000 for 2009, an increase of $10,162,000 or 85%. The increase was primarily, but not completely, related to the increase in sales. Gross commissions from sales of fixed income securities was approximately $32,696,000 in 2010 compared to $17,916,000 in 2009, an increase of $14,780,000, or 83%.

Excluding the correspondent banking division, discussed above, total salaries and wage expense was approximately $22,801,000 for 2010 compared to $17,933,000 for 2009, an increase of 27%. This increase was due to the increase in full time equivalent employees (“FTEs”), excluding the correspondent banking division. At the end of 2010 we had approximately 602 FTEs, however, since most of the new employees were added mid year, the average FTEs for 2010 is approximately 550. In addition, our average cost per FTE, excluding the correspondent division, increased from $44,000 in 2009 to $47,000 in 2010 because many of the additional hires discussed above are managerial levels, and has added some upward pressure to our averages. The table below summarizes the above discussion. In addition, year 2008 is also included in the table below for reference only. Additional discussion comparing 2009 and 2008 is included later in our discussion under the topic, Non-Interest Expense, comparing 2009 versus 2008.

(in thousands of dollars)	Year 2010	Year 2009	Year 2008
Employee salary and wages	$44,985	$29,955	$17,172
Remove correspondent banking division salary and wages	(22,184)	(12,022)	(674)

Employee salary and wages, excluding correspondent banking division	$22,801	$17,933	$16,498

Total average FTEs	550.0	447.7	388.2
Remove correspondent banking division average FTEs	(61.0)	(38.1)	(2.8)

Average FTEs excluding correspondent banking division	489.0	409.6	385.4

Cost per average FTE, excluding correspondent banking division	$47	$44	$43

We use a combination of performance incentive/bonus guidelines to motivate our employees and influence behavior. These are primarily tied to earnings performance and growth metrics at each business unit. As our net income increases and our assets grow, our employee incentive/bonus compensation also increases. In addition, we also have incentive compensation programs tied to growth of core deposits for certain employee classes responsible for these types of deposit customer relationships. Although we reported a net loss for 2010 on a consolidated basis, two of our banks were profitable. In addition, our performance guidelines reward balance sheet growth as well, up to certain levels. As a result, several business units qualified for an incentive award. Approximately 91% of the $3,620,000 employee incentive/bonus compensation recognized during 2010 relates to our largest subsidiary bank, CSB, excluding the employees from the other two national chartered banks that were merged into it during December 2010. The remaining 9% was dispersed among most of the remaining business units and several of the senior corporate officers. See our “Compensation Discussion and Analysis” in our current year’s Proxy Statement for a discussion of executive compensation.

During 2010 our occupancy expense increased by $1,277,000, or 23.8% and our depreciation expense increased by $468,000, or 16.2% compared to 2009. This increase was due to the nine additional offices we acquired and the two denovo branches discussed above.

Marketing expenses increased by $588,000, or 30.8% year to year. Most of this increase relates to the continued checking account marketing campaign as well as an effort to develop internet related marking programs. In addition, we have grown in geographical markets as our branch network continues to grow.

Data processing expenses increased by $372,000, or 15.4% during 2010 compared to 2009. This increase was primarily due to conversion and merger related activities and adding additional offices.

The increase in the line item legal, accounting and other professional expenses was primarily due to consulting fees paid for services relating to managing foreclosure and repossessed properties, outsourcing fees related to certain internal audit functions, and increases in legal fees associated with various new and potentially new business lines and various regulatory issues.

Loss from the sale of repossessed real estate, loss from the write down in valuation of repossessed real estate and losses from other repossessed assets as well as foreclosure related expenses as a group was $6,278,000 during 2010 compared to $4,553,000 during 2009, resulting in an increase of $1,725,000, or 37.9%. The increase is reflective of the continuing deterioration in the real estate market in central Florida and the economy in general.

Income Tax (Benefit)/Provision

We recognized an income tax benefit for the year ended December 31, 2010 of $4,002,000 (an effective tax rate of 41.9%) compared to an income tax benefit of $4,687,000 (an effective tax rate of 43.0%) for the year ended December 31, 2009. The reason our effective tax rates are higher than our statutory tax rate is because we had substantial tax exempt income in excess of non deductible expenses thereby increasing our taxable loss substantially above our book loss as recorded in our Consolidated Statement of Operations. The table below demonstrates this difference.

(in thousands of dollars)	Year 2010	Year 2009
loss before provision for income taxes	$(9,545)	$(10,904)
net tax exempt income	(1,090)	(1,551)

taxable loss	(10,635)	(12,455)
statutory income tax rates	37.63%	37.63%

income tax benefit	$(4,002)	$(4,687)

effective tax rates	41.9%	43.0%

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

Average Balances(8)—Yields & Rates

(Dollars are in thousands)

	Years Ended December 31,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Loans (1) (2) (7)	$923,080	$53,528	5.80%	$856,260	$57,519	6.72%
Securities available for sale—taxable	475,160	18,436	3.88%	154,270	7,822	5.07%
Securities available for sale—tax exempt (7)	36,634	2,098	5.73%	38,070	2,060	5.41%
Federal funds sold and other	193,924	608	0.31%	59,580	1,345	2.26%

TOTAL INTEREST EARNING ASSETS	$1,628,798	$74,670	4.58%	$1,108,180	$68,746	6.20%

Allowance for loan losses	(15,958)			(11,750)
All other assets	158,194			141,575

TOTAL ASSETS	$1,771,034			$1,238,005

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$167,269	$849	0.51%	$141,756	$953	0.67%
Money market	152,005	1,960	1.29%	112,957	2,298	2.03%
Savings	119,768	1,197	1.00%	67,215	733	1.09%
Time deposits	608,394	16,515	2.71%	501,193	20,952	4.18%
Repurchase agreements	24,276	100	0.41%	30,818	459	1.49%
Other borrowed funds (3)	261,839	1,196	0.46%	57,152	1,584	2.77%
Corporate debenture (4)	12,500	473	3.78%	12,500	818	6.54%

TOTAL INTEREST BEARING LIABILITIES	$1,346,051	$22,290	1.66%	$923,591	$27,797	3.01%
Demand deposits	206,733			152,231
Other liabilities	11,336			7,662
Total stockholders’ equity	206,914			154,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,771,034			$1,238,005

NET INTEREST SPREAD (tax equivalent basis) (5)			2.92%			3.19%

NET INTEREST INCOME (tax equivalent basis)		$52,380			$40,949

NET INTEREST MARGIN (tax equivalent basis) (6)			3.22%			3.70%

(1)	Loan balances are net of deferred origination fees and costs. Non accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $432 and $336 for the years ended December 31, 2009 and 2008, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances, Federal Funds Purchased and correspondent bank deposits (Federal Funds Purchased).
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of ($19) and ($1) during year ended December 31, 2009 and 2008, respectively.

(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(8)	Averages balances are average daily balances.

Analysis of Changes in Interest Income and Expenses

(Dollars are in thousands)

	Net Change Dec 31, 2009 versus 2008
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$4,266	$(8,257)	$(3,991)
Securities available for sale—taxable	12,838	(2,224)	10,614
Securities available for sale—tax exempt	(79)	117	38
Federal funds sold and other	1,143	(1,880)	(737)

TOTAL INTEREST INCOME (tax equivalent basis)	$18,168	$(12,244)	$5,924

INTEREST EXPENSE
Deposits
NOW accounts	$154	$(258)	$(104)
Money market accounts	653	(991)	(338)
Savings	530	(66)	464
Time deposits	3,886	(8,323)	(4,437)
Repurchase agreements	(81)	(278)	(359)
Other borrowed funds	1,831	(2,219)	(388)
Corporate debenture	—	(345)	(345)

TOTAL INTEREST EXPENSE	$6,973	$(12,480)	$(5,507)

NET INTEREST INCOME (tax equivalent basis)	$11,195	$236	$11,431

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

We recognized a core deposit impairment charge related to deposits acquired in our 2006 acquisition of the former Mid Florida bank, now part of our CSNA bank. The transaction account balances decayed faster than originally expected, and as such a write down in value was required.

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

Loss from the sale of repossessed real estate, loss from the write down in valuation of repossessed real estate and losses from other repossessed assets as well as foreclosure related expenses as a group was $4,553,000 during 2009 compared to $1,006,000 during 2008, resulting in an increase of $3,547,000, or 353%. The increase was reflective of the deterioration in the real estate market in central Florida and the economy in general.

Income Tax (Benefit)/Provision

We recognized an income tax benefit for the year ended December 31, 2009 of $4,687,000 (an effective tax rate of 43.0%) compared to an income tax provision (expense) of $1,215,000 (an effective tax rate of 26.2%) for the year ended December 31, 2008. The reason 2009’s effective tax rate was higher than our statutory tax rate is because we had substantial tax exempt income in excess of non deductible expenses thereby increasing our taxable loss substantially above our book loss as recorded in our Consolidated Statement of Operations. The primary reason for the difference in effective tax rates between the two years is that we went from a relative small pre-tax income amount in 2008 to a much larger pre-tax loss in 2009. The table below demonstrates this difference.

(in thousands of dollars)	Year 2009	Year 2008
(loss) income before provision for income taxes	$(10,904)	$4,636
net tax exempt income	(1,551)	(1,408)

taxable (loss) income	(12,455)	3,228
statutory income tax rates	37.63%	37.63%

income tax (benefit) provision	$(4,687)	$1,215

effective tax rates	43.0%	26.2%

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2010 AND DECEMBER 31, 2009

Overview

Our total assets grew by $312,020,000, or 18%, from $1,751,299,000 at December 31, 2009 to $2,063,319,000 at December 31, 2010. The increase was the result of our three failed bank acquisitions from the FDIC.

Investment securities available for sale

We account for our securities at fair value and classify them as available for sale, except for trading securities. Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

If our management intends to sell or it is more likely than not we will be required to sell the security before recovery of our amortized cost basis, less any current period credit loss, the other than temporary impairment (“OTTI”) will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If our management does not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Our available for sale portfolio totaled $500,927,000 at December 31, 2010 and $463,186,000 at December 31, 2009, or 24% and 26%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative. Typically, we remain short-term in our decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. We have designated all of our securities as available for sale, except our trading portfolio, to provide flexibility, in case an immediate need for liquidity arises. We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $4,675,000 at December 31, 2010, compared to a net unrealized gain of approximately $11,502,000 at December 31, 2009.

We invest primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States, mortgage backed securities, municipal securities and obligations of government sponsored entities and agencies of the United States. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by us, which are shown separately in our consolidated balance sheet.

The tables below summarize the maturity distribution of securities, weighted average yield by range of maturities, and distribution of securities for the periods provided (dollars are in thousands).

	One year or less		Over one through five years		Over five through ten years		Over ten years		Total
	$	%	$	%	$	%	$	%	$	%
AVAILABLE-FOR-SALE
US government sponsored entities and agencies	$—	—%	$22,641	1.57%	$64,332	2.51%	$26,443	2.88%	$113,416	2.41%
State, county, & municipal	—	—%	825	3.75%	4,739	3.94%	27,689	4.08%	33,253	4.05%
Mortgage-backed securities	3,177	4.96%	3,942	4.95%	67,096	4.23%	280,043	4.74%	354,258	4.65%

Total	$3,177	4.96%	$27,408	2.11%	$136,167	3.40%	$334,175	4.54%	$500,927	4.10%

Distribution of Investment Securities

(Dollars are in thousands)

	December 31, 2010		December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AVAILABLE-FOR-SALE
US treasury securities	$—	$—	$—	$—	$1,001	$1,028
US government sponsored entities and agencies	113,183	113,416	17,826	17,910	23,031	23,597
State, county, & municipal	34,079	33,253	35,376	35,496	37,134	35,472
Mortgage-backed securities	348,990	354,258	398,482	409,780	188,219	191,983

Total	$496,252	$500,927	$451,684	$463,186	$249,385	$252,080

Beginning in 2009, we initiated a trading securities portfolio at our lead subsidiary bank. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. This activity was initiated to take advantage of market opportunities, when presented, for short term revenue gains. The table below summarizes our trading activity during the years presented.

(dollars are in thousands)	2010	2009
Beginning balance	$—	$—
Purchases	304,750	32,714
Proceeds from sales	(303,147)	(33,141)
Net realized gain on sales	597	427
Mark-to-market adjustment	25	0

Ending balance	$2,225	$—

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2010, were $1,023,597,000, or 59% of average earning assets, as compared to $923,080,000, or 57% of average earning assets, for the year ending December 31, 2009. Total loans, net of unearned fees and cost, at December 31, 2010 and 2009 were $1,129,946,000 and $959,021,000, respectively, an increase of $170,925,000, or 18%. Substantially all of this net increase is a result of our three failed financial institution acquisitions during 2010. This also represents a loan to total asset ratio of 55% and 55% and a loan to deposit ratio of 67% and 73%, at December 31, 2010 and 2009, respectively.

Seventeen and a half percent (17.5%) of our total loans, or $198,197,000, are covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse us for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred, subject to the terms of the agreements. We will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and our reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

Eighty-two and a half percent (82.5%) of our loans, or $931,749,000, are not covered by FDIC loss sharing agreements. Of this amount approximately 83% are collateralized by real estate, 11% are commercial non real estate loans and the remaining 6% are consumer and other non real estate loans. The loans collateralized by real estate are further delineated as follows.

Residential real estate loans: These are single family home loans originated within our local market areas by employee loan officers. We do not use loan brokers to originate loans for our own portfolio, nor do we acquire loans outside of our geographical markets. The size of this portfolio is $255,571,000 representing approximately 27% of our total loans, excluding those covered by FDIC loss share agreements. Within this category there are approximately $17,282,000 non performing (non accrual) loans (105 loans) as of December 31, 2010.

Commercial real estate loans: This is the largest category ($410,162,000) of our loan portfolio representing approximately 44% of our total loans, excluding those covered by FDIC loss share agreements. This category, along with commercial non real estate lending, is our primary business. There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are all located in central Florida. The borrowers are a mix of professionals, doctors, lawyers, and other small business people. Approximately 55% of these loans are owner occupied. Within this category there are approximately $28,364,000 non performing (non accrual) loans (59 loans) as of December 31, 2010.

Construction, development and land loans: We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. This category represents approximately 12% ($109,380,000) of our total loan portfolio. The majority of this amount is land development, lots, and other land loans. Approximately $15,546,000 of loans in this category are non performing (non accrual) loans (57 loans) as of December 31, 2010, of which substantially all are collateralized by residential building lots, commercial building lots, undeveloped land and vacant land both residential and commercial.

Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities, which collectively could be similarly impacted by economic or other conditions and when the total of such amounts would exceed 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, we have concentrations in geographic regions as well as in types of loans funded.

The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

Loan Portfolio Composition

(Dollars are in thousands)

Types of Loans

at December 31:	2010	2009	2008	2007	2006
Loans not covered by FDIC loss share agreements
Real estate loans:
Residential	$255,571	$251,634	$223,290	$209,186	$180,869
Commercial	410,162	438,540	434,488	385,669	291,536
Construction, development, land	109,380	115,937	92,475	108,615	60,950

Total real estate loans	775,113	806,111	750,253	703,470	533,355
Commercial	100,906	98,273	80,523	78,231	68,948
Consumer and other loans	56,458	55,376	61,939	60,687	56,684

Total loans—gross	932,477	959,760	892,715	842,388	658,987
Less: unearned fees/costs	(728)	(739)	(714)	(983)	(1,024)

Total loans not covered by FDIC loss share agreements	931,749	959,021	892,001	841,405	657,963

Loans covered by FDIC loss share agreements
Real estate loans:
Residential	111,472	—	—	—	—
Commercial	67,761	—	—	—	—
Construction, development, land	13,253	—	—	—	—

Total real estate loans	192,486	—	—	—	—
Commercial	5,711	—	—	—	—

Total loans covered by FDIC loss share agreements	198,197	—	—	—	—

Total loans	$1,129,946	$959,021	$892,001	$841,405	$657,963

Total loans, gross (excludes unearned fees/cost)	$1,130,674	$959,760	$892,715	$842,388	$658,987

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans maturing within specific intervals at December 31, 2010.

Loan Maturity Schedule

(Dollars are in thousands)

	December 31, 2010
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction, development, land	$219,473	$405,181	$383,387	$1,008,041
Real estate—construction, development, land	47,623	56,978	18,032	122,633

Total	$267,096	$462,159	$401,419	$1,130,674

Fixed interest rate	$122,984	$328,204	$128,839	$580,027
Variable interest rate	144,112	133,955	272,580	550,647

Total	$267,096	$462,159	$401,419	$1,130,674

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

The allowance consists of two components. The first component consists of amounts reserved for impaired loans, as defined by ASC 310. Impaired loans are those loans that management has estimated will not repay as agreed pursuant to the loan contract. Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principle and interest eventually, and therefore no specific reserve is warranted.

The second component is a general reserve on all of our loans other than those identified as impaired and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced over the most recent two years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. The following portfolio segments have been identified:

Residential real estate loans

First mortgage residential real estate

Second mortgage residential real estate

Home equity lines of credit

Commercial real estate loans

Apartment loans

Commercial real estate other than multifamily apartment loans

Construction, development, land loans

Commercial loans not collateralized by real estate

Consumer and other loans not collateralized by real estate

The historical loss factors for each portfolio segment is adjusted for current internal and external environmental factors, as well as for certain loan grading factors. The environmental factors that we consider are listed below.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at December 31, 2010 and 2009. The data in the table below excludes loans covered by FDIC loss share agreements.

	December 31,		increase (decrease)
(amounts are in thousands of dollars)	2010	2009
Impaired loans	$86,977	$78,948	$8,029
Component 1 (specific allowance)	3,194	4,612	(1,418)
Specific allowance as percentage of impaired loans	3.67%	5.84%	(217)bps

Total loans other than impaired loans	844,772	880,073	(35,301)
Component 2 (general allowance)	23,073	18,677	4,396
General allowance as percentage of non impaired loans	2.73%	2.12%	61bps

Total loans	931,749	959,021	(27,272)
Total allowance for loan losses	26,267	23,289	2,978
Allowance for loan losses as percentage of total loans	2.82%	2.43%	39bps

During 2010, we observed increasing trends in our loan delinquencies and non-accrual loans. We also observed continued degradation of real estate values nationally in general, and within Florida specifically. We believe the changes in these trends differ significantly enough from historical trends such that we have increased our general allowance risk factors.

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans outstanding was 2.82% at December 31, 2010 and 2.43% at December 31, 2009. Our ALLL had a net increase of $2,978,000 during this twelve month period. Of this amount, $4,396,000 relates to an increase in our Component 2, or general allowance, which is due to changes in this component’s risk factors, as discussed above. Our specific allowance, Component 1, is the aggregate of the results of individual analyses prepared for each one of our impaired loans, excluding loans covered by FDIC loss share agreements, on a loan by loan basis. This Component decreased by $1,418,000 during the same period. The primary reason the specific allowance decreased was due to partial charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Net charge-offs during 2010 were $26,646,000 compared to $13,942,000 in 2009. Approximately $9,746,000 of commercial loan charge-offs during the year is related to the troubled loans which were disposed of in the wholesale debt market. The Company sold troubled commercial loans with an aggregate unpaid legal balance of approximately $18,807,000 for an amount equal to about 46% of the unpaid legal balance. The Company had been receiving about 55% to 65% on average of the unpaid legal balance when a troubled loan is eventually foreclosed and the asset is repossessed and eventually sold. We are committed to the early recognition of problems and to maintaining a sufficient allowance. We believe our allowance for loan losses at December 31, 2010 was adequate.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

(Dollars are in thousands)

	2010	2009	2008	2007	2006
Balance, beginning of year	$23,289	$13,335	$10,828	$7,355	$6,491

Loans charged-off:
Commercial	(774)	(830)	(856)	(206)	(368)
Real estate mortgage	(25,792)	(12,900)	(2,697)	(386)	(131)
Consumer	(523)	(353)	(636)	(405)	(99)

Total loans charged-off	(27,089)	(14,083)	(4,189)	(997)	(598)

Recoveries on loans previously charged-off:
Commercial	11	29	14	1	53
Real estate mortgage	387	65	95	16	9
Consumer	45	47	67	44	36

Total loan recoveries	443	141	176	61	98

Net loans charged-off	(26,646)	(13,942)	(4,013)	(936)	(500)

Provision for loan losses charged to expense	29,624	23,896	6,520	2,792	717
Acquisition of Mid FL	—	—	—	—	647
Acquisition of VSB	—	—	—	1,617	—

Balance, end of year	$26,267	$23,289	$13,335	$10,828	$7,355

Total loans at year end (Note 1)	$931,749	$959,021	$892,001	$841,405	$657,963
Average loans outstanding (Note 1)	$940,198	$923,080	$856,260	$791,886	$605,236

Allowance for loan losses to total loans at year end	2.82%	2.43%	1.49%	1.29%	1.12%
Net charge-offs to average loans outstanding	2.83%	1.51%	0.47%	0.12%	0.08%

Note 1: Excludes loans covered by FDIC loss share agreements.

Non performing loans consist of non accrual loans and loans past due 90 days or more and still accruing interest, excluding loans covered by FDIC loss share agreements. Non performing assets consist of non-performing loans plus (a) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); (b) other repossessed assets that is not real estate; and (c) are not covered by FDIC loss share agreements. We place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status or interest is recognized only to extent received in cash.

The largest component of non performing loans is non accrual loans, which as of December 31, 2010 totaled $62,553,000 (268 loans), excluding loans covered by FDIC loss share agreements. This amount is further delineated by loan category as follows:

Non accrual loans at 12/31/10 (in thousands of dollars)	Aggregate loan amounts	% of non accrual by category	Number of loans
Residential real estate	$17,282	28%	105
Commercial real estate	28,364	45%	59
Construction, development, land	15,546	25%	57
Commercial	615	1%	17
Consumer and other	746	1%	30

Total	$62,553	100%	268

The other component of non performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non accrual status unless they are both well secured and in the process of collection.

At December 31, 2010, total OREO was $23,343,000. Of this amount, $11,104,000 was acquired pursuant to the acquisition of three failed financial institutions during the third quarter of 2010. The acquired OREO is covered by FDIC loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred, subject to the terms of the agreements. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and our reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $12,239,000 at December 31, 2010, and is included in our non performing assets (“NPA”). OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in our Statement of Operations. The current carrying value represents approximately 62% of the unpaid legal balance of the related loan when the asset was repossessed. OREO is further delineated in the table below (in thousands of dollars).

(unaudited) Description of repossessed real estate (OREO)	carrying amount at Dec 31, 2010
15 single family homes	$2,271
4 mobile homes with land	101
45 residential building lots	889
16 commercial buildings	6,851
Land/various acreages	2,127

Total, excluding OREO covered by FDIC loss share agreements	$12,239

At December 31, 2010 we had repossessed assets other than real estate with an aggregate estimated fair value of approximately $532,000. This amount included equipment with an aggregate estimated fair value of $225,000 and sixteen mobile homes with an aggregate estimated fair value of $307,000.

Interest income not recognized on non-accrual loans was approximately $1,087,000, $974,000 and $490,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The table below summarizes non performing loans and assets for the periods provided. The increases in non performing loans and non performing assets are a reflection of the real estate market in Florida and the overall economy in general.

Non Performing Loans and Non Performing Assets

(Dollars are in thousands)

	December 31,
	2010	2009	2008	2007	2006
Non accrual loans (Note 1)	$62,553	$42,059	$19,863	$3,797	$448
Past due loans 90 days or more and still accruing interest (Note 1)	3,200	282	50	277	162

Total non performing loans (Note 1)	65,753	42,341	19,913	4,074	610
Repossessed real estate (“OREO”) (Note 1)	12,239	10,196	4,494	583
Repossessed assets other than real estate (Note 1)	532	915	428	170	35

Total non performing assets (Note 1)	$78,524	$53,452	$24,835	$4,827	$645

Total non performing loans as a percentage of total loans (Note 1)	7.06%	4.42%	2.23%	0.48%	0.09%

Total non performing assets as a percentage of total assets (Note 1)	3.81%	3.05%	1.86%	0.40%	0.06%

Allowance for loan losses as a percentage of non performing loans (Note 1)	40%	55%	67%	266%	1,206%

Note 1: Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

Management considers a loan to be impaired when it is probable that we will not be repaid as agreed pursuant to the contractual terms of the loan agreement. Once the loan has been identified as impaired, a written analysis is performed to determine if there is a potential for a loss. If it is probable that a loss may occur, a specific reserve, or a partial charge down, for that particular loan is then recognized. The loan is then placed on non accrual status and included in non performing loans. If the analysis indicates that a loss is not probable, then no specific reserve, or partial charge down, is recognized. If the loan is still accruing, it is not included in non performing loans.

Loans that are monitored for impairment pursuant to ASC 310 generally include commercial, commercial real estate, land, acquisition & development of land, and construction loans greater than $500,000. Smaller homogeneous loans, such as single family first and second mortgages, consumer loans, and small business and commercial related loans are not generally subject to impairment monitoring pursuant to ASC 310, but are analyzed for potential losses based on historical loss factors, current environmental factors and to some extent loan grading.

Interest income recognized on impaired loans was approximately $2,330,000, $1,731,000 and $867,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The average recorded investment in impaired loans during 2010, 2009 and 2008 were $82,695,000, $42,962,000 and $19,526,000, respectively.

In this current real estate crisis that the Nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions. In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually reduce the monthly payment for generally about twelve months. We have approximately $22,322,000 of troubled debt restructures (“TDRs”). Of this amount $10,591,000 are performing pursuant to their modified terms, and $11,731,000 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”).

Current accounting standards require TDRs to be included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs. The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure (“TDRs”)

(Dollars are in thousands)

	December 31,
	2010	2009	2008	2007	2006
Performing TDRs	$10,591	$14,517	$—	$—	$—
Non performing TDRs	11,731	11,982	—	—	—

Total TDRs	$22,322	$26,499	$—	$—	$—

Impaired loans that are not TDRs	$64,655	$52,449	$24,191	$11,803	$4,986
Impaired loans that are TDRs	22,322	26,499	—	—	—

Recorded investment in impaired loans	$86,977	$78,948	$24,191	$11,803	$4,986

Allowance for loan losses related to impaired loans	$3,194	$4,612	$1,799	$812	$372

TDRs as of December 31, 2010 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below. Amounts are in thousands of dollars.

TDRs	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,222	$5,322	$11,544
Commercial	2,273	5,857	8,130
Construction, development, land	918	464	1,382

Total real estate loans	9,413	11,643	21,056

Commercial	582	—	582
Consumer and other	596	88	684

Total TDRs	$10,591	$11,731	$22,322

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. Generally we do not forgive principal, however, we forgave $25,000 of principal on one of our TDR loans in 2009. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. A summary of the types of concessions made are presented in the table below. Amounts are in thousands of dollars.

	Dec 31, 2010	Dec 31, 2009
3 months interest only	$282	$87
6 months interest only	2,553	3,396
7 months interest only	236	—
9 months interest only	382	—
12 months interest only	11,073	15,276
18 months interest only	191	191
payment reduction for 12 months	4,947	5,319
all other	2,658	2,230

Total TDRs	$22,322	26,499

It is still early in our experience with these types of activities, but approximately 47% of our TDRs are current pursuant to their modified terms. On the other hand, $11,731,000, or approximately 53% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. Non performing TDRs average approximately seventeen months in age from their modification date through December 31, 2010. Performing TDRs average approximately eleven months in age from their modification date through December 31, 2010.

We are continually analyzing our loan portfolio in an effort to recognize and resolve our problem assets as quickly and efficiently as possible. While we believe we use the best information available at the time to make a determination with respect to the allowance for loan losses, we recognize that many factors can adversely impact various segments of our markets, and subsequent adjustments in the allowance may be necessary if future economic indications or other factors differ from the assumptions used in making the initial determination or if regulatory policies change. We continuously focus our attention on promptly identifying and providing for potential problem loans, as they arise. The table below summarizes our loans past due greater than 30 days and less than 90 days for the periods presented, excluding loans covered by FDIC loss share agreements. Dollars are in thousands.

	December 31
	2010	2009	2008	2007	2006
past due loans 30-89 days	$18,249	$12,237	$19,346	$9,399	$2,821
as percentage of total loans	1.96%	1.28%	2.17%	1.12%	0.43%

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

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented, excluding loans covered by FDIC loss share agreements. Dollar amounts are in thousands.

	December 31,
	2010		2009		2008
Real estate loans:
Residential	$7,704	27%	$5,827	26%	$2,390	25%
Commercial	8,587	44%	9,378	46%	6,268	49%
Construction, development, land	6,893	12%	4,882	12%	2,058	10%

Total real estate loans	23,184	83%	20,087	84%	10,716	84%

Commercial loans	2,182	11%	2,023	10%	1,726	9%
Consumer and other loans	896	6%	1,169	6%	892	7%
Unallocated	5		10		1

Total	$26,267	100%	$23,289	100%	$13,335	100%

	December 31,
	2007		2006
Real estate loans:
Residential	$1,441	25%	$998	28%
Commercial	5,202	46%	2,969	44%
Construction, development, land	1,636	13%	1,213	9%

Total real estate loans	8,279	84%	5,180	81%

Commercial loans	1,413	9%	1,271	10%
Consumer and other loans	929	7%	904	9%
Unallocated	207		—

Total	$10,828	100%	$7,355	100%

Bank Premises and Equipment

Bank premises and equipment was $84,982,000 at December 31, 2010 compared to $62,368,000 at December 31, 2009, an increase of $22,614,000 or 36%. The increase is the result of purchases and construction costs totaling approximately $24,121,000 plus land previously held for sale transferred back to inventory for future branch sites of $1,868,000, less $25,000 loss on disposition of fixed asset and less $3,350,000 of depreciation expense.

At December 31, 2010, we operated from 49 banking locations in thirteen central Florida Counties. In January 2011, we acquired four additional branch sites located in Putnam County, FL. We currently lease 12 of the 53 banking locations and own 41. In addition to our banking locations, we lease non banking office space in Birmingham, Alabama and in Atlanta, Georgia. Both are used by our correspondent banking division.

During 2010, we purchased and/or incurred construction costs for a total of twelve buildings costing approximately $15,238,000, including land. We also capitalized software development cost of approximately $2,269,000 related to our correspondent banking division, and purchased core data processing software for our commercial banking segment of approximately $2,380,000. Our leasehold improvement and land improvement expenses were approximately $747,000. We also purchased computer equipment, furniture and equipment of approximately $3,487,000, excluding the core processing software purchase.

Deposits

Total deposits increased $380,558,000, or 29%, to $1,685,594,000 as of December 31, 2010, compared to $1,305,036,000 at December 31, 2009. Average deposit balances for the year 2010 compared to 2009 increased by 21%. The growth in deposits was due to our three FDIC acquisitions during the third quarter of 2010, checking accounts from our correspondent bank customers and internally generated growth. We believe the value of our franchise is our core deposit customers and as such this is where we focus our marketing efforts. We initiated and/or continued various incentive programs as well as other marketing efforts focusing on core deposit (defined as non time deposit accounts) growth. Between December 31, 2010 and December 31, 2009, our core deposits increased by $293,053,000, or 40%. Average core deposit balances for the year 2010 compared to 2009 increased by 38%. The tables below summarize selected deposit information for the periods indicated.

	December 31,
(Dollars are in thousands)	2010		2009		2008
Non time deposits	$1,027,781	61.0%	$734,728	56.3%	$507,106	51.0%
Time deposits	657,813	39.0%	570,308	43.7%	486,694	49.0%

Total deposits	$1,685,594	100%	$1,305,036	100%	$993,800	100%

Average deposit balance by type and average interest rates

(Dollars are in thousands)

	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non interest bearing demand deposits	$302,867	—%	$206,733	—%	$152,231	—%
NOW accounts	217,083	0.40%	167,269	0.51%	141,756	0.67%
Money market accounts	190,778	0.78%	152,005	1.29%	112,957	2.03%
Savings accounts	177,632	0.66%	119,768	1.00%	67,215	1.09%
Time deposits	628,942	1.94%	608,394	2.71%	501,193	4.18%

Total	$1,517,302	1.04%	$1,254,169	1.63%	$975,352	2.56%

Maturity of time deposits of $100,000 or more

(Dollars are in thousands)

	December 31,
	2010	2009	2008
Three months or less	$86,748	$56,011	$80,726
Three through six months	71,282	55,149	64,081
Six through twelve months	74,841	93,880	79,867
Over twelve months	158,198	107,190	44,814

Total	$391,069	$312,230	$269,488

Repurchase Agreements

We enter into borrowing arrangements with retail business customers by agreements to repurchase (“repurchase agreements”) under which we pledge investment securities owned and under our control as collateral against the one-day borrowing arrangement. These arrangements are not transactions with investment bankers or brokerage firms, but rather, with several of our larger commercial customers who periodically have excess cash balances and do not want to keep those balances in non interest bearing checking accounts. Because our banks are not permitted to pay interest on commercial checking accounts, we offer an arrangement through a repurchase agreement whereby balances are transferred from their checking account into a repurchase agreement arrangement which we will pay a daily adjustable interest rate of the federal fund rate minus an amount that traditional ranged between 0.35% and 0.75%, but currently is a much smaller due to the low interest rate environment during 2010.

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2010, 2009 and 2008, was approximately $21,254,000, $24,276,000 and $30,818,000, respectively. Interest expense for the same periods was approximately $89,000, $100,000 and $459,000, respectively, resulting in an average rate paid of 0.42%, 0.41% and 1.49% for the years ended December 31, 2010, 2009, and 2008, respectively. The table below summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2010	$25,367	$21,254	0.42%	$13,789	0.50%
2009	29,562	24,276	0.41%	$29,562	0.40%
2008	36,825	30,818	1.49%	$26,457	0.19%

(1)	Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank advances or Federal Funds Purchased. Included in Federal Funds Purchased are overnight deposits from correspondent banks. We began accepting correspondent bank deposits (classified as Federal Funds Purchased) during September 2008 pursuant to the initiation of our new correspondent banking division. At December 31, 2010 we had $68,495,000 overnight Federal Funds Purchased correspondent bank deposits. During the year, these deposits had a daily average balance of approximately $105,344,000. These accounts are included with other Federal Funds Purchased and Federal Home Loan Bank advances in the table below, which summarizes our other borrowings for the periods presented. For additional information refer to Notes 12 and 13 in our Notes to Consolidated Financial Statements.

Schedule of short-term borrowing (1)

(Dollars are in thousands)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2010	$157,037	$121,228	0.42%	$83,495	0.52%
2009	$343,370	$261,839	0.46%	$165,939	0.36%
2008	114,726	57,152	2.77%	$114,726	0.84%

(1)	Consist of Federal Home Loan Bank advances and Federal Funds Purchased

Corporate debenture

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of

$10,000,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change quarterly. The rate in effect during the quarter ended December 31, 2010 was 3.34%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2010 was 3.00%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by VBI or the Valrico Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

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

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. The measurement of our interest rate sensitivity, or gap, is one of the principal techniques we use in our asset/liability management effort. Each of our banks generally attempts to maintain a range set by policy between rate-sensitive assets and liabilities by repricing periods. The range set by the banks has been approved by their board of directors. If any of our banks fall outside their pre-approved range, it requires board action and board approval, by that particular bank’s board of directors. The asset mix of our balance sheet is evaluated continually in terms of several variables: yield, credit quality, and appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2010, approximately 49% of total gross loans were adjustable rate. Approximately 71% of our investment securities ($354,258,000 fair value) are invested in U.S. Government Agency mortgage backed securities. Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month. The duration (average life of expected cash flows) of our securities at December 31, 2010 was approximately 2.9 years. Deposit liabilities, at that date, consisted of approximately $282,405,000 (17%) in NOW accounts, $422,152,000 (25%) in money market accounts and savings, $657,813,000 (39%) in time deposits and $323,224,000 (19%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on our judgment of the most appropriate factors, there is no assurance that, if we had to dispose of such instruments at December 31, 2010, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2010, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS

December 31, 2010

(Dollars are in thousands)	0 - 1Yr	1 - 2Yrs	2 - 3Yrs	3 - 4Yrs	4 - 5Yrs	5Yrs +	Total
Interest earning assets
Fixed rate loans (1)	$122,984	$76,195	$115,105	$71,074	$65,830	$128,839	$580,027
Variable rate loans (1)	423,141	31,113	29,004	30,125	27,545	9,719	550,647
Investment securities (2)	30,827	11,440	1,391	626	13,650	438,318	496,252
Federal funds sold and other (3)	154,264	—	—	—	—	—	154,264
Other earning assets (4)	10,122	—	—	—	—	—	10,122

Total interest earning assets	$741,338	$118,748	$145,500	$101,825	$107,025	$576,876	$1,791,312

Interest bearing liabilities
NOW accounts	$282,405	$—	$—	$—	$—	$—	$282,405
Money market accounts	223,724	—	—	—	—	—	223,724
Savings accounts	198,428	—	—	—	—	—	198,428
Time deposits (5)	403,228	128,932	27,847	27,653	69,175	978	657,813
Repurchase agreements (6)	13,789	—	—	—	—	—	13,789
Federal funds purchased	68,495	—	—	—	—	—	68,495
FHLB advances	15,000	—	—	—	—	—	15,000
Corporate debentures	12,500	—	—	—	—	—	12,500

Total interest bearing liabilities	$1,217,569	$128,932	$27,847	$27,653	$69,175	$978	$1,472,154

Interest sensitivity gap	(476,231)	(10,184)	117,653	74,172	37,850	575,898
Cumulative gap	(476,231)	(486,415)	(368,762)	(294,590)	(256,740)	319,158
Cumulative gap RSA/RSL (7)	0.61	0.64	0.73	0.79	0.83	1.22

(1)	Loans are shown at gross values and do not include $728 of net deferred origination fees and costs. Estimated fair value of fixed loans and variable rate loans combined at December 31, 2010 is approximately $1,137,111.
(2)	Securities are shown at amortized cost. Includes $348,990 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate. Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis. Estimated fair value of securities at December 31, 2010 is approximately $500,927.

(3)	Includes Federal Funds sold and interest bearing deposits at the Federal Reserve Bank.
(4)	Includes Federal Home Loan Bank stock and Federal Reserve Bank Stock.
(5)	Time deposits are shown at carrying value. Estimated fair value at December 31, 2010 is approximately $667,632.
(6)	Includes securities sold under agreements to repurchase. These are short-term borrowings, generally overnight, from our retail business customers.
(7)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time. It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections. However, in addition to static gap analysis, our banks also use simulation models to estimate the sensitivity of their net interest income to changes in interest rates. Simulation is a better technique than gap analysis because variables are changed for the various rate conditions. Each category’s interest change is calculated as rates ramp up and down. In addition, the repayment speeds and repricing speeds are changed. Rate Shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span in 100bps increments up and down from the current interest rates. In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and a margin risk profile is developed. The results of these calculations, as of December 31, 2010 looking four quarters into the future, for our combined banks, are summarized in the table below.

change in interest rates	-300 bps	-200 bps	-100 bps	0 bps	+100 bps	+200 bps	+300 bps
resulting effect on net interest income (a)	-20.04%	-13.92%	-6.57%	current	+1.68%	+4.42%	+7.65%

(a)	The percentage change in each of these boxes represents a percentage change from the net interest income (dollars) that the models projected for the next four quarters. To put this in perspective, as an example, our net interest income for 2010 was $57,838,000. Assuming a 100bps decrease in rates, our model is suggesting that our net interest income would decrease by 6.57%, or approximately $3,800,000. Likewise, assuming a 100bps increase in rates, our model is suggesting that our net interest income would increase by 1.68%, or approximately $972,000. It is important to reiterate again, that these models are built on a multitude of assumptions and predictions. This is not an exact science. The benefit that we see is measuring our overall interest rate risk profile. Although we are by no means suggesting the exactness of the numbers above, what we see as a take away is that in general, it appears that if market interest rates increase, it would suggest a benefit to our net interest income. If market interest rates decrease, it would suggest a negative effect on our net interest income. We believe that our interest rate risk is manageable and under control as of December 31, 2010.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis. That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates. Another way of analyzing our interest rate risk profile is looking at history. The table below measures the correlation between our NIM and market interest rates over a ten year period starting at the beginning of 2000 and ending on December 31, 2010. We used the Prime lending rate as a surrogate for market interest rates. This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time, as well as other significant environmental changes that may occur, such as the banking crisis of 2008 and 2009. However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive. That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased. In the table below, the Prime rate is measured by the vertical bars, and their scale is on the left hand side of the graph. Each bar represents a month. Our NIM is represented by the line graph and its scale is on the right hand side of the graph. The line graph is connecting a series of dots, which represents our NIM for a given quarter.

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

	December 31, 2010
(in thousands of dollars)	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five Years
Contractual commitments:
Deposit maturities	$1,685,594	$1,431,009	$156,779	$96,828	$978
Securities sold under agreements to repurchase	13,789	13,789	—	—	—
Corporate debenture	12,500	—	—	—	12,500
Other borrowed funds	83,495	83,495	—	—	—
Deferred compensation	17,730	2,590	787	914	13,439
Operating lease obligations	5,633	1,137	2,250	2,246	—

Total	$1,818,741	$1,532,020	$159,816	$99,988	$26,917

Primary Sources and Uses of Funds

Our primary sources of funds during the year ended December 31, 2010 included $235,545,000 from the sale of securities, $213,692,000 from security calls and maturities, $127,599,000 from mortgage backed security pay downs, $55,368,000 net cash received from our three FDIC acquisitions, $37,208,000 net increase in deposits, $32,872,000 net proceeds for our public stock offering, $3,324,000 net decrease in loans, proceeds of $8,579,000 from our loan sale in the wholesale debt market, proceeds of $7,370,000 from the sale of OREO, $21,721,000 provided by operations, net decrease in cash and cash equivalents of $14,892,000 and $735,000 from exercise of stock options.

Our primary uses of funds during 2010 included $609,710,000 purchases of securities, $11,000,000 purchase of bank owned life insurance, $24,121,000 purchases and construction cost of bank premises and purchases of furniture, fixtures and equipment, repayment of repurchase agreements, federal funds purchased and other borrowings of $112,958,000 and dividend payments of $1,116,000.

Capital Resources

Total stockholders’ equity at December 31, 2010 was $252,644,000, or 12.2% of total assets compared to $229,410,000, or 13.1% of total assets at December 31, 2009. The $23,234,000 increase was the result of the following items: issuance of common stock in a public stock offering ($32,872,000), plus exercise of stock options ($735,000), plus stock based compensation expense ($425,000), plus stock grants issued ($10,000), less net change in unrealized gains in securities available for sale ($4,149,000), less net loss ($5,543,000) and less dividends paid ($1,116,000).

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. Each of our subsidiary Banks’ objective is to maintain its current status as a “well-capitalized institution” as that term is defined by its regulators.

Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on our Company.

Selected consolidated capital ratios at December 31, 2010, and 2009 were as follows:

Capital Ratios

(Dollars are in thousands)

	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2010:
Total capital: (to risk weighted assets):	$227,907	19.3%	$118,230	10.0%	$109,677
Tier 1 capital: (to risk weighted assets):	$212,986	18.0%	$70,938	6.0%	$142,048
Tier 1 capital: (to average assets):	$212,986	10.3%	$103,053	5.0%	$109,933

As of December 31, 2009:
Total capital: (to risk weighted assets):	$213,569	19.2%	$110,960	10.0%	$102,609
Tier 1 capital: (to risk weighted assets):	$199,583	18.0%	$66,576	6.0%	$133,007
Tier 1 capital: (to average assets):	$199,583	11.4%	$87,831	5.0%	$111,752

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

Accounting Pronouncements

Refer to Note 1(ad) in our Notes to Consolidated Financial Statements for a discussion on the effects of new accounting pronouncements.

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

The financial statements of our Company as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 are set forth in this Form 10-K beginning at page 69.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were not effective.

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Management’s report on internal control over financial reporting. Management of our Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance to our company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that our company’s internal control over financial reporting was not effective as of December 31, 2010 because of the material weakness disclosed below.

In connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2010 Crowe Horwath LLP (Crowe Horwath), the Company’s independent registered public accounting firm, advised the Board of Directors, the Audit Committee and Management of a significant internal control deficiency that they consider to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management and Crowe Horwath determined that our Company did not maintain effective internal control over specific reserves on impaired loans.

Plan of Remediation of Material Weakness. Our management and Crowe Horwath determined that the Company’s internal controls over downward adjustments to appraisals to reflect current market conditions were ineffective resulting in a material weakness as identified under “Management’s report on internal control over financial reporting” above. Our management has taken the following remedial actions to address the aforementioned material weaknesses.

First, the Company’s three national bank subsidiaries were combined under one charter during December 2010, and the credit oversight function is now centralized under the lead bank. Second, the Company’s CEO, the CEO of the Company’s lead subsidiary bank, the Company’s senior credit officer and a senior accounting officer will meet no less frequently than quarterly and one of these meetings will be at or near each calendar quarter end. The committee will be responsible for reviewing all loans identified as impaired pursuant to FASB Accounting Standards Codification No. 310 to ensure that values are reflective of current market conditions. Third, the Company’s outsourced internal auditing firm will periodically test management’s estimate of specific reserves on impaired loans.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations/Governance Documents. The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One—Election of Directors,” and in the sections captioned “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the sections captioned “Information About the Board of Directors and Its Committees” under “Proposal One—Election of Directors,” and the sections captioned “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the section captioned “Management and Principal Stock Ownership” under “Election of Directors,” and under the table captioned “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the section entitled “Certain Related Transactions” and the section entitled “Director Independence” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive

Income for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))

3.2	-	Bylaws of CenterState Banks, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.3	-	Amendments to Articles of Incorporation of CenterState Banks, Inc. (Incorporated by reference to the Company’s Form 8-K dated April 25, 2006).

3.4	-	Amendment to bylaws of CenterState Banks, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K dated March 7, 2008.)

3.5	-	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 24, 2008.)

3.6	-	Articles of Amendment to the Articles of Incorporation authorizing a change of the Corporation’s name from CenterState Banks Florida, Inc. to CenterState Banks, Inc. effective June 17, 2009. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K dated March 4, 2010)

3.7	-	Articles of Amendment to the Articles of Incorporation increasing the number of authorized common shares from 40,000,000 to 100,000,000 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009.)

4.1	-	Specimen Stock Certificate of CenterState Banks, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	CenterState Banks, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.2	-	CenterState Banks, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 25, 2004)*

10.3	-	Form of CenterState Banks, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*

10.4	-	CenterState Banks, Inc. 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*

10.5	-	Executive Deferred Compensation Agreement between the Company and Ernest S. Pinner, its Chairman of the Board, Chief Executive Officer and President (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008.)*

10.6	-	Supplemental Executive Retirement Agreements (“SERP”) between the Company and John C. Corbett and James J. Antal (Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K dated July 14, 2010.)*

10.7	-	Employment Agreements between the Company and John C. Corbett and James J. Antal (Incorporated by reference to Exhibits 10.4 and 10.5 to the Company’s Form 8-K dated July 14, 2010.)*

10.8	-	Supplemental Executive Retirement Agreement (“SERP”) between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A.*

10.9	-	Supplemental Executive Retirement Agreement (“SERP”) between the Company and Rodney A. Anthony, its Chief Operations Officer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A.*

10.10	-	Employment Agreement between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A.*

10.11	-	Employment Agreement between the Company and Rodney A. Anthony, its Chief Operations Officer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A.*

10.12	-	Employment Agreement between the Company and Ernest S. Pinner, its President, Chief Executive Officer and Chairman of the Board of Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 14, 2011.)*

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks, Inc.

23.1	-	Consent of Crowe Horwath LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks, Inc.

Davenport, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years ending December 31, 2010, 2009 and 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of authorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s report. The Company did not maintain effective internal control over financial reporting for the allowance for loan losses. This material weakness was considered in the determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements. This matter does not affect our opinion on these 2010 consolidated financial statements.

In our opinion, because the effect of the material weakness described above, CenterState Banks, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years ending December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/    Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida

March 16, 2011

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands of dollars, except per share data)

	2010	2009
Assets
Cash and due from banks	$23,251	$19,139
Federal funds sold and Federal Reserve Bank deposits	154,264	173,268

Cash and cash equivalents	177,515	192,407

Trading securities, at fair value	2,225	—
Investment securities available for sale, at fair value	500,927	463,186
Loans held for sale, at lower of cost or market	673	—

Loans covered by FDIC loss share agreements	198,197	—
Loans, excluding those covered by FDIC loss share agreements	931,749	959,021
Less allowance for loan losses	(26,267)	(23,289)

Net loans	1,103,679	935,732

Accrued interest receivable	6,570	6,378
Federal Home Loan Bank and Federal Reserve Bank stock	10,122	7,908
Bank premises and equipment, net	84,982	62,368
Deferred income taxes, net	8,201	3,670
Goodwill	38,035	32,840
Core deposit intangible	3,921	2,422
Bank owned life insurance	27,440	15,665
Other repossessed real estate owned covered by FDIC loss share agreements	11,104	—
Other repossessed real estate owned	12,239	10,196
FDIC indemnification asset	59,098	—
Prepaid expenses and other assets	16,588	18,527

Total assets	$2,063,319	$1,751,299

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$1,362,370	$1,071,348
Noninterest bearing	323,224	233,688

Total deposits	1,685,594	1,305,036
Securities sold under agreement to repurchase	13,789	29,562
Federal funds purchased	68,495	144,939
Federal Home Loan Bank advances	15,000	21,000
Corporate debentures	12,500	12,500
Accrued interest payable	1,148	1,268
Settlement payments due FDIC	6,258	—
Accounts payable and accrued expenses	7,891	7,584

Total liabilities	1,810,675	1,521,889

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; 30,004,761 and 25,773,229 shares issued and outstanding at December 31, 2010 and 2009, respectively	300	258
Additional paid-in capital	227,464	193,464
Retained earnings	21,964	28,623
Accumulated other comprehensive income	2,916	7,065

Total stockholders’ equity	252,644	229,410

Total liabilities and stockholders’ equity	$2,063,319	$1,751,299

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except per share data)

	2010	2009	2008
Interest income:
Loans	$55,697	$53,428	$57,403
Investment securities available for sale:
Taxable	16,833	18,436	7,822
Tax-exempt	1,424	1,472	1,512
Federal funds sold and other	626	608	1,345

	74,580	73,944	68,082

Interest expense:
Deposits	15,722	20,521	24,936
Securities sold under agreement to repurchase	89	100	459
Corporate debentures	421	473	818
Federal funds purchased	107	553	200
Federal Home Loan Bank advances	403	643	1,384

	16,742	22,290	27,797

Net interest income	57,838	51,654	40,285
Provision for loan losses	29,624	23,896	6,520

Net interest income after provision for loan losses	28,214	27,758	33,765

Other income:
Service charges on deposit accounts	6,873	5,450	4,490
Income from correspondent banking and bond sales division	32,696	17,916	1,412
Commissions from sale of mutual funds and annuities	1,118	532	503
Debit card and ATM fees	1,890	1,341	1,075
Loan related fees	534	452	402
Gain on sale of bank branch office real estate	—	—	1,483
BOLI income	774	550	387
Trading securities revenue	622	427	—
Net gain on sale of securities	7,034	2,516	661
Bargain purchase gain, acquisition of failed institution	2,010	—	—
Other service charges and fees	2,015	868	394

	55,566	30,052	10,807

Other expenses:
Salaries, wages and employee benefits	55,033	36,670	21,484
Occupancy expense	6,652	5,375	4,143
Depreciation of premises and equipment	3,350	2,882	2,590
Marketing expenses	2,498	1,910	1,359
Data processing expense	2,789	2,417	1,141
Legal, audit and other professional fees	3,764	2,354	1,245
Supplies, stationary and printing	1,091	848	743
Core deposit intangible (CDI) amortization	519	792	777
Core deposit intangible impairment	—	1,200	—
Bank regulatory expenses	2,989	3,114	1,230
ATM and debit card related expenses	1,298	1,060	724
Postage and delivery	735	425	367
Loss on sale of repossessed real estate (“OREO”)	756	772	51
Valuation write down of repossessed real estate (“OREO”)	2,951	2,188	434
Loss on repossessed assets other than real estate	458	544	125
Foreclosure related expenses	2,113	1,049	396
Other expenses	6,329	5,114	3,127

Total other expenses	93,325	68,714	39,936

(Loss) Income before provision for income taxes	(9,545)	(10,904)	4,636
(Benefit) provision for income taxes	(4,002)	(4,687)	1,215

Net (loss) income	$(5,543)	$(6,217)	$3,421

(Loss) earnings per share:
Basic	$(0.20)	$(0.47)	$0.26

Diluted	$(0.20)	$(0.47)	$0.26

Common shares used in the calculation of (loss) earnings per share:
Basic	27,608,211	17,905,042	12,452,375

Diluted	27,608,211	17,905,042	12,585,036

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2010, 2009, and 2008

(in thousands of dollars)

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2008			12,436,407	$124	$110,604	$36,857	$697	$148,282
Comprehensive income:
Net income						3,421		3,421
Unrealized holding gain on available for sale securities, net of deferred income taxes of $601							958	958

Total comprehensive income								4,379
Dividends paid ($0.16 per share)						(1,993)		(1,993)
Stock options exercised, including tax benefit			37,908	1	334			335
Stock based compensation expense					402			402
Preferred stock issued pursuant to TARP	27,875	$26,771						26,771
Preferred stock amortization of discount		16				(16)		—
Warrant issued pursuant to TARP					989			989

Balances at December 31, 2008	27,875	$26,787	12,474,315	$125	$112,329	$38,269	$1,655	$179,165
Comprehensive income:
Net loss						(6,217)		(6,217)
Unrealized holding gain on available for sale securities, net of deferred income taxes of $3,397							5,410	5,410

Total comprehensive loss								(807)
Dividends paid—common ($0.07 per share)						(1,139)		(1,139)
Dividends paid—preferred (5%)						(1,196)		(1,196)
Stock options exercised, including tax benefit			26,974		187			187
Stock based compensation expense					405			405
Stock grants issued			940		9			9
Proceeds from public stock offering, net of $5,382 in underwriting fees and transaction costs			13,271,000	133	80,746			80,879
Preferred stock amortization of discount		1,094				(1,094)		—
Redemption of perpetual preferred stock previously issued pursuant to TARP	(27,875)	(27,875)						(27,875)
Purchased warrants previously issued pursuant to TARP					(212)			(212)
Adjustment to preferred stock and warrants		(6)						(6)

Balances at December 31, 2009	—	$—	25,773,229	$258	$193,464	$28,623	$7,065	$229,410
Comprehensive income:
Net loss						(5,543)		(5,543)
Unrealized holding loss on available for sale securities, net of deferred income taxes of $1,759							(4,149)	(4,149)

Total comprehensive loss								(9,692)
Dividends paid—common ($0.04 per share)						(1,116)		(1,116)
Stock options exercised, including tax benefit			90,592	1	734			735
Stock based compensation expense					425			425
Stock grants issued			940		10			10
Proceeds from public stock offering, net of $2,318 in underwriting fees and transaction costs			4,140,000	41	32,831			32,872

Balances at December 31, 2010	—	$—	30,004,761	$300	$227,464	$21,964	$2,916	$252,644

			2010	2009	2008
Disclosure of reclassification amounts:
Unrealized holding gain arising during the year, net of income taxes			$238	$6,979	$1,370
Less: reclassified adjustments for gain included in net income, net of income taxes, at December 31, 2010, 2009 and 2008 of $2,647, $947 and $249, respectively			4,387	1,569	412

Net unrealized gain (loss) on securities, net of income taxes			$(4,149)	$5,410	$958

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(in thousands of dollars)

	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(5,543)	$(6,217)	$3,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,624	23,896	6,520
Depreciation of premises and equipment	3,350	2,882	2,590
Amortization of purchase accounting adjustments	(4,788)	(800)	581
Impairment of core deposit intangible	—	1,200	—
Net amortization of investment securities	6,235	5,017	36
Net deferred loan origination fees	(11)	25	(268)
Loss on sale of other real estate owned	756	772	51
Valuation write down on other real estate owned	2,951	2,188	434
Loss on sale of repossessed assets other than real estate	270	227	85
Valuation write down on repossessed assets other than real estate	188	317	40
Loss (gain) on sale or disposal of fixed assets	25	(79)	(1,470)
Deferred income taxes	(2,028)	(5,386)	(1,163)
Net realized gain on sale or call of available for sale securities	(7,034)	(2,516)	(661)
Trading securities revenue	(622)	(427)	—
Purchases of trading securities	(304,750)	(32,714)	—
Proceeds from sale of trading securities	303,147	33,141	—
Gain on sale of loans held for sale	(95)	—	—
Loans originated and held for sale	(7,858)	—	—
Proceeds from sale of loans held for sale	7,280	—	—
Stock based compensation expense	699	414	402
Bank owned life insurance income	(774)	(550)	(387)
Bargain purchase gain from a FDIC assisted failed bank acquisition	(2,010)	—	—
Cash provided by (used in) changes in:
Net change in accrued interest receivable, prepaid expenses, and other assets	11,251	(7,519)	(112)
Net change in interest payable, accounts payable and accrued expenses	(8,542)	2,069	(1,858)

Net cash provided by operating activities	21,721	15,940	8,241

Cash flows from investing activities:
Purchases of investment securities available for sale	(336,692)	(25,792)	(21,083)
Purchases of mortgage backed securities available for sale	(272,152)	(530,920)	(117,401)
Purchases of FHLB and FRB stock	(866)	(2,724)	(2,320)
Proceeds from callable investment securities available for sale	198,865	11,039	11,613
Proceeds from maturities of investment securities available for sale	14,827	5,993	5,614
Proceeds from pay-downs of mortgage backed securities available for sale	127,599	143,570	32,761
Proceeds from sales of investment securities available for sale	34,817	43,333	26,012
Proceeds from sales of mortgage backed securities available for sale	200,456	159,524	12,022
Proceeds from sales of FHLB and FRB stock	272	143	2,401
Purchase of bank owned life insurance	(11,000)	(5,000)	—
Decrease (increase) in loans, net of repayments	3,324	(93,977)	(59,126)
Proceeds from the sale of loans in wholesale market	8,579	—	—
Purchases of premises and equipment, net	(24,121)	(3,917)	(9,209)
Proceeds from the sale of premises and equipment, net	—	92	2,204
Proceeds from sale of other real estate owned	7,370	4,419	590
Net cash from FDIC assisted acquisitions of failed banks	55,368	—	—
Net cash from acquisition of Ocala branches	—	155,640	—

Net cash used in investing activities	6,646	(138,577)	(115,922)

Cash flows from financing activities:
Net increase in deposits	37,208	132,536	21,146
Net (decrease) increase in securities sold under agreement to repurchase	(15,773)	3,105	(6,671)
Net (decrease) increase in federal funds purchased	(76,444)	55,963	88,976
Net decrease in other borrowed funds	(20,741)	(4,750)	(16,768)
Net proceeds from preferred stock and warrant issuance	—	—	27,760
Redemption of perpetual preferred stock	—	(27,875)	—
Repurchase of TARP warrant	—	(212)	—
Adjustment to net proceeds from preferred stock and warrant issue	—	(6)	—
Net proceeds from public stock offering	32,872	80,879	—
Stock options exercised, including tax benefit	735	187	335
Dividends paid	(1,116)	(2,335)	(1,993)

Net cash (used in ) provided by financing activities	(43,259)	237,492	112,785

Net increase in cash and cash equivalents	(14,892)	114,855	5,104
Cash and cash equivalents, at beginning of year	192,407	77,552	72,448

Cash and cash equivalents, at end of year	$177,515	$192,407	$77,552

Transfer of loans to other real estate owned	$15,427	$13,081	$4,986

Cash paid during the year for:
Interest	$17,853	$23,932	$28,328

Income taxes	$422	$892	$2,796

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(1)	Summary of significant accounting policies

(a)	Nature of operations and principles of consolidation

The consolidated financial statements of CenterState Banks, Inc. (the “Company”) include the accounts of CenterState Banks, Inc. (the “Parent Company”), and its wholly owned subsidiaries CenterState Bank of Florida, N.A., Valrico State Bank and R4ALL, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, through its subsidiary banks, operates through 49 full service banking locations in thirteen counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans. Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

The Company, through its CenterState Bank of Florida, N.A. subsidiary, also operates a correspondent banking and bond sales division. The division is integrated with and part of the lead subsidiary bank located in Winter Haven, Florida, although the majority of the bond salesmen, traders and support personnel are physically located in leased facilities in Birmingham, Alabama and Atlanta, Georgia. The primary revenue generating activity of this division is commissions earned on fixed income security sales. Other revenue generating activities include correspondent bank deposits (i.e. federal funds purchased), fees earned on correspondent bank checking accounts, fees earned from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities.

R4ALL, Inc. is a non bank subsidiary incorporated during the third quarter of 2009. The primary purpose of this subsidiary is to purchase, hold, and dispose of troubled assets acquired from the Company’s subsidiary banks.

The following is a description of the basis of presentation and the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements.

(b)	Use of estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Significant items subject to estimates and assumptions include allowance for loan losses, fair values of financial instruments, useful life of intangibles and valuation of goodwill, fair value estimates of stock-based compensation, fair value estimates of OREO, and deferred tax assets. Actual results could differ from these estimates.

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(d)	Interest bearing deposits in other financial institutions

Interest bearing deposits in other financial institutions mature within one year and are carried at cost.

(e)	Trading securities

The Company engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Interest is included in net interest income.

(f)	Investment securities available for sale

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

Securities are evaluated for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

(g)	Bond commissions revenue recognition

Bond sales transactions and related revenue and expenses are recorded on a settlement date basis. The effect on the financial statements of using the settlement date basis rather than the trade date basis is not material.

(h)	Loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(i)	Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balance net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.

Loan origination fees and the incremental direct cost of loan origination, are deferred and recognized in interest income without anticipating prepayments over the contractual life of the loans. If the loan is prepaid, the remaining unamortized fees and costs are charged or credited to interest income. Amortization ceases for nonaccrual loans.

A loan is moved to nonaccrual status in accordance with the Company’s policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

(j)	Certain acquired loans

As a part of business acquisitions, The Company acquires loans, some of which have shown evidence of credit deterioration since origination. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Such acquired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, delinquency status, payment history, loan type, specific analysis and date of origination. The Company estimates the amount and timing of expected cash flows for each acquired loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

(k)	Concentration of credit risk

Most of the Company’s business activity is with customers located within central Florida. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and the real estate market within central Florida.

(l)	Allowance for loan losses

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial, commercial real estate, land, acquisition and development, and construction loans over $500 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. The portfolio segments identified by the Company are residential loans, commercial real estate loans, construction and land development loans, commercial and industrial and consumer and other. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

During the fourth quarter of 2010 the Company changed its policy relating to the size of commercial, commercial real estate, land, acquisition and development, and construction loans to be individually evaluated for impairment from over $250 to over $500. The reason for the change was due to growth in the size of the Company as compared to its size when the initial $250 policy guideline was originally initiated.

(m)	Transfer of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(n)	Foreclosed assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(o)	Premises and equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets (3 to 40 years). Leasehold improvements are depreciated over the shorter of their useful lives or the term of the lease. Major renewals and betterments of property are capitalized; maintenance, repairs, and minor renewals and betterments are expensed in the period incurred. Upon retirement or other disposition of the asset, the asset cost and related accumulated depreciation are removed from the accounts, and gains or losses are included in income.

(p)	Software costs

Costs of software developed for internal use, such as those related to software licenses, programming, testing, configuration, direct materials and integration, are capitalized and included in premises and equipment. Included in the capitalized costs are those costs related to both our personnel and third party consultants involved in the software development and installation. Once placed in service, the capitalized asset is amortized on a straight-line basis over its estimated useful life, generally three to five years. Capitalized costs of software developed for internal use are reviewed periodically for impairment.

(q)	Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock

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

(r)	Bank owned life insurance (BOLI)

The Company, through its subsidiary banks, has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

(s)	Goodwill and other intangible assets

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The core deposit intangibles are intangible assets arising from either whole bank acquisitions or branch acquisitions. They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits.

(t)	FDIC Indemnification Asset

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC related to the Loss Share Agreements which were booked as of the acquisition dates of July 16, 2010 and August 20, 2010. The estimate represents the discounted value of the FDIC’s reimbursed portion of the estimated losses we expect to realize on the loans and other real estate (“Covered Assets”) acquired as a result of the acquisitions. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Indemnification Asset. On a quarterly basis the Company will evaluate the FDIC Indemnification Asset to determine if the estimated losses on Covered Assets support the amount recorded as the FDIC Indemnification Asset. If the Company determines that it cannot support the FDIC Indemnification Asset, it will record a charge to earnings for the unsupported amount.

(u)	Loan commitments and related financial instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(v)	Stock-based compensation

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

(w)	Income taxes

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

The Company recognizes interest and/or penalties related to income tax matters in other expenses.

(x)	Retirement plans

Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(y)	Marketing and advertising costs

Marketing and advertising costs are expensed as incurred.

(z)	Earnings per common share

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

(aa)	Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of shareholders’ equity.

(ab)	Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

(ac)	Restrictions on cash

Cash on hand or on deposit with the Federal Reserve Bank is generally required to meet regulatory reserve and clearing requirements.

(ad)	Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the holding company or by the holding company to stockholders.

(ae)	Fair value of financial instruments

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(af)	Segment reporting

The Company’s correspondent banking and bond sales division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking in central Florida. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in note 25.

(ag)	Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

(ah)	Effect of new pronouncements

In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this guidance were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance was not material.

(2)	Trading Securities

During the third quarter of 2009, the Company initiated a trading securities portfolio at its lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income. Securities purchased for this portfolio have primarily been municipal securities. A list of the activity in this portfolio for 2010 and 2009 is summarized below.

	2010	2009
Beginning balance	$—	$—
Purchases	304,750	32,714
Proceeds from sales	(303,147)	(33,141)
Net realized gain on sales	597	427
Mark to market adjustment	25	—

Ending balance	$2,225	$—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(3)	Investment Securities Available for Sale

All of the mortgage backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and government sponsored enterprises	$113,183	$732	$499	$113,416
Mortgage backed securities	348,990	6,563	1,295	354,258
Municipal securities	34,079	259	1,085	33,253

Total	$496,252	$7,554	$2,879	$500,927

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and government sponsored enterprises	$17,826	$128	$44	$17,910
Mortgage backed securities	398,482	11,467	169	409,780
Municipal securities	35,376	396	276	35,496

Total	$451,684	$11,991	$489	$463,186

Sales of available for sale securities were as follows:

	2010	2009	2008
Proceeds	$235,273	$202,857	$38,034
Gross gains	$7,056	$2,567	$667
Gross losses	$22	$51	$6

The tax provisions related to these net realized gains were $2,647, $947 and $249, respectively.

The fair value and amortized cost of available for sale securities at year end 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
	Value	Cost
Investment securities available for sale
Due in one year or less	$—	$—
Due after one year through five years	23,466	23,317
Due after five years through ten years	69,071	68,940
Due after ten years through thirty years	54,132	55,005
Mortgage backed securities	354,258	348,990

	$500,927	$496,252

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Securities pledged at December 31, 2010 and 2009 had a carrying amount (estimated fair value) of $157,087 and $214,785, respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than U.S. Government agencies and government sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government entities and agencies	$14,501	$499	$—	$—	$14,501	$499
Mortgage backed securities	130,937	1,295	—	—	130,937	1,295
Municipal securities	19,135	880	1,246	205	20,381	1,085

Total temporarily impaired securities	$164,573	$2,674	$1,246	$205	$165,819	$2,879

	December 31, 2009

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government entities and agencies	$7,287	$44	$—	$—	$7,287	$44
Mortgage backed securities	46,537	169	—	—	46,537	169
Municipal securities	7,713	236	892	40	8,605	276

Total temporarily impaired securities	$61,537	$449	$892	$40	$62,429	$489

Mortgage-backed securities: At December 31, 2010, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(4)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2010 and 2009 are:

	December 31,
	2010	2009
Loans not covered by FDIC loss share agreements:
Real estate:
Residential	$255,571	$251,634
Commercial	410,162	438,540
Construction, development, land	109,380	115,937

Total real estate	775,113	806,111

Commercial	100,906	98,273
Consumer and other loans	56,458	55,376

	932,477	959,760
Less: Deferred loan origination fees, net	728	739
Less: Allowance for loan losses for noncovered loans	26,267	23,289

Net loans not covered by FDIC loss share agreements	905,482	935,732

Loans covered by FDIC loss share agreements:
Real estate:
Residential	111,472	—
Commercial	67,761	—
Construction, development, land	13,253	—

Total real estate	192,486	—

Commercial	5,711	—

Total loans covered by FDIC loss share agreements	198,197	—

Total net loans	$1,103,679	$935,732

The Company has divided the loan portfolio into five portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are residential loans, commercial real estate loans, construction and land development loans, commercial and industrial and consumer and other. We originate adjustable-rate and fixed-rate, residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. Commercial real estate loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. These loans are secured by first liens on office buildings, apartments, farms, retail and mixed-use properties, churches, warehouses and restaurants located within the market area. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows. Commercial real estate loans are larger than residential loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than residential real estate loans. Construction loans consist of loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

borrowers. To the extent construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. Consumer loans mainly consist of variable-rate and fixed-rate home equity lines-of-credit secured by a lien on the borrower’s primary residence. Most of our consumer loans share approximately the same level of risk as residential mortgages.

Changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008, are as follows:

	December 31,
	2010	2009	2008
Balance, beginning of year	$23,289	$13,335	$10,828
Charge-offs
Residential real estate loans	(4,306)	(3,442)	(1,966)
Commercial real estate loans	(16,492)	(3,001)	(363)
Construction, development and land loans	(4,994)	(6,457)	(368)
Non real estate commercial loans	(774)	(830)	(856)
Non real estate consumer and other loans	(523)	(353)	(636)

Loans charged-off	(27,089)	(14,083)	(4,189)

Recoveries
Residential real estate loans	178	16	88
Commercial real estate loans	42	6	7
Construction, development and land loans	167	43	—
Non real estate commercial loans	11	29	14
Non real estate consumer and other loans	45	47	67

Recoveries of previous charge-offs	443	141	176

Net charge-offs	(26,646)	(13,942)	(4,013)
Provision charged to operations	29,624	23,896	6,520

Balance, end of year	$26,267	$23,289	$13,335

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010, excluding loans purchased from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements. Accrued interest receivable is not included in the recorded investment because it is not material.

	Real Estate Loans
	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$679	$1,981	$534	—	—	$3,194
Collectively evaluated for impairment	7,025	6,606	6,359	2,182	901	23,073
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$7,704	$8,587	$6,893	$2,182	$901	$26,267

Loans, excluding loans covered by FDIC loss share:
Loans individually evaluated for impairment	14,856	49,427	16,298	5,712	684	86,977
Loans collectively evaluated for impairment	240,715	360,735	93,082	95,194	51,431	841,157
Loans acquired with deteriorated credit quality	—	—	—	—	4,343	4,343

Total ending loans balance	255,571	410,162	109,380	100,906	56,458	932,477

The following is a summary of information regarding impaired loans at December 31, 2010 and 2009:

Individually impaired loans were as follows:	December 31,
	2010	2009
Impaired loans with no allocated allowance for loan losses	$72,903	$63,557
Impaired loans with allocated allowance for loan losses	14,074	15,391

Total impaired loans	$86,977	$78,948

Amount of the allowance for loan losses allocated to impaired loans	$3,194	$4,612

Performing Trouble Debt Restructurings (TDRs)	$10,591	$14,517
Nonperforming TDRs, included in nonperforming loans	11,731	11,982

Total TDRs (TDRs are required to be included in impaired loans)	$22,322	$26,499
Impaired loans that are not TDRs	64,655	52,449

Total impaired loans	$86,977	$78,948

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Troubled Debt Restructurings:

Included in the Company’s $3,194 of total specific reserves, is $1,278 of specific reserves which the Company has allocated to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

	2010	2009	2008
Average of impaired loans during the year	$82,695	$42,962	$19,526

Interest income recognized on impaired loans during the impairment period during 2010 and 2009 was $2,330 and $1,731, respectively. Cash basis interest income recognized during these same periods was $2,234 and $1,590, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$13,313	$12,177	$—
Commercial real estate	46,616	42,515	—
Construction, development, land	15,539	11,815	—
Commercial	5,712	5,712	—
Consumer, other	684	684	—

With an allowance recorded:
Residential real estate	2,679	2,679	679
Commercial real estate	7,123	6,912	1,981
Construction, development, land	4,483	4,483	534
Commercial	—	—	—
Consumer, other	—	—	—

Total	$96,149	$86,977	$3,194

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonperforming loans were as follows:	December 31,
	2010	2009
Non accrual loans	$62,553	$42,059
Loans past due over 90 days and still accruing interest	3,200	282

Total non performing loans	$65,753	$42,341

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2010, excluding loans acquired from the FDIC with evidence of credit deterioration:

	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$17,282	$1,820
Commercial real estate	28,364	869
Construction, development, land	15,546	366
Commercial	615	83
Consumer, other	746	62

Total	$62,553	$3,200

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010, excluding loans acquired from the FDIC with evidence of credit deterioration:

		Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$255,571	$4,901	$800	$1,820	$7,521	$230,768	$17,282
Commercial Real Estate	410,162	4,093	1,945	869	6,907	374,891	28,364
Construction/Dev/Land	109,380	2,575	619	366	3,560	90,274	15,546
Commercial	100,906	1,293	627	83	2,003	98,288	615
Consumer	52,115	710	236	62	1,008	50,361	746

	$928,134	$13,572	$4,227	$3,200	$20,999	$844,582	$62,553

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $500 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on at least an annual basis. The Company uses the following definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC, is as follows:

Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$216,164	$8,555	$30,852	$—
Commercial Real Estate	336,869	19,300	53,993	—
Construction/Dev/Land	77,811	8,001	23,568	—
Commercial	88,290	2,806	9,810	—
Consumer	49,586	838	1,691	—

	$768,720	$39,500	$119,914	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC, based on payment activity as of December 31, 2010:

	Residential	Consumer
Performing	$236,469	$51,307
Nonperforming	19,102	808

Total	$255,571	$52,115

Purchased Loans:

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	December 31,
	2010	2009
Real estate:
Residential	$111,472	$—
Commercial	67,761	—
Construction, development, land	13,253	—

Total real estate loans	192,486	—
Commercial	5,711	—

Total loans covered by FDIC loss share agreements	198,197
Consumer	4,343	—

Total loans purchased from the FDIC	$202,540	$—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2009	$—
New loans purchased	43,334
Accretion of income	(4,283)
Reclassifications from nonaccretable difference	—

Balance at December 31,2010	$39,051

For those purchased loans discussed above, no allowance for loan losses was recorded in 2010.

Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	2010	2009
Contractually required payments receivable of loans purchased during the year at acquisition	$357,946	$—
Cash flows expected to be collected at acquisition	$263,907	$—
Fair Value of acquired loans at acquisition	$220,573	$—

(5)	FDIC indemnification asset

The activity in the FDIC loss share indemnification asset which resulted from the July 16, 2010 acquisition of Olde Cypress Community Bank and the August 20, 2010 acquisitions of the Community National Bank of Bartow and Independent National Bank in Ocala loss share agreements is as follows:

	2010	2009
Beginning of the year	$—	$—
Effect of acquisition	57,951	—
Discount accretion	598	—
Foreclosure expenses	549	—
Impairment	—	—

End of the year	$59,098	$—

(6)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure. Activity in the valuation allowance was as follows:

	2010	2009	2008
Beginning of year	$1,704	$339	$—
Additions charged to expenses	2,951	2,188	434
Sales and/or dispositions	(2,005)	(823)	(95)

End of year	$2,650	$1,704	$339

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Expenses related to foreclosed real estate include:

	2010	2009	2008
Net loss on sales	$756	$772	$51
Provision for unrealized losses	2,951	2,188	434
Operating expenses, net of rental income	2,113	1,049	396

Total	$5,820	$4,009	$881

(7)	Fair value

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to December 31, 2010 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and (2) for those securities which have not traded as of December 31, 2010, the fair value was determined by broker price indications of similar or same securities.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
at December 31, 2010		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Trading securities	$2,225	—	$2,225	—
Available for sale securities
U.S. government sponsored entities and agencies	113,416	—	113,416	—
Mortgage backed securities	354,258	—	354,258	—
Municipal securities	33,253	—	33,253	—

at December 31, 2009
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$17,910	—	$17,910	—
Mortgage backed securities	409,780	—	409,780	—
Municipal securities	35,496	—	35,496	—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
at December 31, 2010		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired loans
Residential real estate	$2,000	—	—	$2,000
Commercial real estate	4,931	—	—	4,931
Construction, land development and land	3,949	—	—	3,949
Commercial	—	—	—	—
Consumer	—	—	—	—
Other real estate owned
Residential real estate	$2,372	—	—	$2,372
Commercial real estate	6,851	—	—	6,851
Construction, land development and land	3,016	—	—	3,016
Commercial	—	—	—	—
Consumer	—	—	—	—

at December 31, 2009
Assets:
Impaired loans
Residential real estate	$2,266	—	—	$2,266
Commercial real estate	7,356	—	—	7,356
Construction, land development and land	1,157	—	—	1,157
Commercial	—	—	—	—
Consumer	—	—	—	—
Other real estate owned
Residential real estate	$3,155	—	—	$3,155
Commercial real estate	3,283	—	—	3,283
Construction, land development and land	3,758	—	—	3 758
Commercial	—	—	—	—
Consumer	—	—	—	—
Excess bank real estate held for sale	$2,368	—	—	$2,368

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14,074, with a valuation allowance of $3,194, at December 31, 2010, and a carrying amount of $15,391, with a valuation allowance of $4,612, at December 31, 2009. The Company recorded a provision for loan loss expense of $2,455 and $4,220 on these loans during years ending 2010 and 2009, respectively.

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The fair value of repossessed real estate (“other real estate owned” or “OREO”) is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The decline in fair value of other real estate owned was $2,951 and $2,188 during the twelve month periods ending December 31, 2010 and 2009, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using underlying collateral values. For the FDIC indemnification asset, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock or Federal Reserve Bank stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments:

	Dec 31, 2010		Dec 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$177,515	$177,515	$192,407	$192,407
Trading securities	2,225	2,225	—	—
Investment securities available for sale	500,927	500,927	463,186	463,186
FHLB and FRB stock	10,122	n/a	7,908	n/a
Loans held for sale	673	673	—	—
Loans, less allowance for loan losses of $26,267 and $23,289, at December 31, 2010 and 2009, respectively	1,103,679	1,110,844	935,732	945,993
FDIC indemnification asset	59,098	59,098
Accrued interest receivable	6,570	6,570	6,378	6,378

Financial liabilities:
Deposits- without stated maturities	$1,027,781	$1,027,781	$734,728	$734,728
Deposits- with stated maturities	657,813	668,673	570,308	576,237
Securities sold under agreement to repurchase	13,789	13,789	29,562	29,562
Federal funds purchased (correspondent bank deposits)	68,495	68,495	144,939	144,939
Federal Home Loan Bank advances and other borrowed funds	15,000	15,113	21,000	21,274
Corporate debentures	12,500	6,075	12,500	6,865
Accrued interest payable	1,148	1,148	1,268	1,268

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(8)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2010 and 2009, is as follows:

	December 31,
	2010	2009
Land	$32,647	$24,577
Land improvements	751	682
Buildings	45,351	36,315
Leasehold improvements	1,870	1,370
Furniture, fixtures and equipment	20,802	14,982
Construction in progress	3,314	1,247

	104,735	79,173
Less: Accumulated depreciation	19,753	16,805

	$84,982	$62,368

The Company leases land and certain facilities under noncancellable operating leases. The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2011	$1,137
2012	1,127
2013	1,123
2014	1,123
2015	1,123

$5,633

Rent expense for the years ended December 31, 2010, 2009 and 2008, was $1,245, $1,059 and $684, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Operations. Rental income for the years ended December 31, 2010, 2009, and 2008, was $527, $489, and $364, respectively, and is included in occupancy expense.

(9)	Goodwill and Intangible Assets

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment. The change in balance for goodwill during the years 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Beginning of year	$32,840	$28,118	$28,118
Acquired goodwill	5,195	4,722	—
Impairment	—	—	—

End of year	$38,035	$32,840	$28,118

Acquired intangible assets consists of core deposit intangibles (“CDI”) which are intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then amortized over a ten-year

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

period on an accelerated basis using the projected decay rates of the underlying core deposits. The change in balance for CDI during the years 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Beginning of year	$2,422	$3,948	$4,725
Acquired CDI	2,018	466	—
Amortization expense	(519)	(792)	(777)
Impairment expense	—	(1,200)	—

End of year	$3,921	$2,422	$3,948

Due to a sustained loss of previously acquired core deposit accounts combined with an overall decrease in the cost of alternative funds, a core deposit intangible impairment loss of $1,200 was recognized at year end 2009. The fair value used to determine the impairment loss was estimated using present value of expected future cash flows.

Acquired intangible assets were as follows for years ended December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$7,625	$3,704	$5,607	$3,185

Estimated amortization expense for each of the next five years:

2011	$660
2012	599
2013	492
2014	473
2015	469

(10)	Deposits

A detail of deposits at December 31, 2010 and 2009 is as follows:

	December 31,
		Weighted		Weighted
		Average		Average
		Interest		Interest
	2010	Rate	2009	Rate
Non-interest bearing deposits	$323,224	—%	$233,688	—%
Interest bearing deposits:
Interest bearing demand deposits	282,405	0.3%	193,527	0.5%
Savings deposits	198,428	0.4%	148,915	1.0%
Money market accounts	223,724	0.5%	158,598	1.0%
Time deposits less than $100,000	266,744	1.5%	258,078	2.2%
Time deposits of $100,000 or greater	391,069	1.8%	312,230	2.4%

	$1,685,594	0.8%	$1,305,036	1.3%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The following table presents the amount of certificate accounts at December 31, 2010, maturing during the periods reflected below:

Year	Amount
2011	$403,228
2012	128,932
2013	27,847
2014	27,653
2015	69,175
Thereafter	978

Total	$657,813

(11)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2010 and 2009, the Company had $13,789 and $29,562 in repurchase agreements. Repurchase agreements are secured by U.S. treasury securities and government agency securities with fair values of $41,131 and $72,567 at December 31, 2010 and 2009, respectively.

Information concerning repurchase agreements is summarized as follows:

	2010	2009	2008
Average daily balance during the year	$21,254	$24,276	$30,818
Average interest rate during the year	0.42%	0.41%	1.49%
Maximum month-end balance during the year	$25,367	$29,562	$36,825
Weighted average interest rate at year end	0.50%	0.40%	0.19%

(12)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks. The Company commenced accepting correspondent bank deposits during September 2008. Information concerning these deposits is summarized as follows:

	2010	2009	2008
Average daily balance during the year	$105,344	$228,815	$19,651
Average interest rate during the period	0.10%	0.24%	1.23%
Maximum month-end balance during the year	$139,032	$298,620	$88,976
Weighted average interest rate at year end	0.10%	0.10%	0.45%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(13)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits listed in note 11 above. At year end, advances from the Federal Home Loan Bank were as follows:

	2010	2009
Daily overnight advances, the interest rate was 0.46% at December 31, 2008	$—	$—
Matured February 2, 2009, interest rate is fixed at 2.72%	—	—
Matured June 29, 2009, interest rate is fixed at 1.18%	—	—
Matured January 11, 2010, interest rate is fixed at 1.04%	—	3,000
Matured January 12, 2010, interest rate is fixed at 1.04%	—	3,000
Matured July 12, 2010, interest rate is fixed at 1.50%	—	3,000
Matures January 7, 2011, interest rate is fixed at 3.63%	3,000	3,000
Matures January 10, 2011, interest rate is fixed at 1.84%	3,000	3,000
Matures January 11, 2011, interest rate is fixed at 0.61%	3,000	—
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	3,000
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	3,000

Total	$15,000	$21,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $135,653 of pledged securities, and residential and commercial loans under a blanket lien arrangement at year end. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $87,655 at year end 2010.

(14)	Corporate Debenture

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

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

(15)	Income Taxes

Allocation of federal and state income tax expense (benefit) between current and deferred portions for the years ended December 31, 2010, 2009 and 2008, is as follows:

	Current	Deferred	Total
December 31, 2010:
Federal	$(1,772)	$(1,732)	$(3,504)
State	(202)	(296)	(498)

	$(1,974)	$(2,028)	$(4,002)

December 31, 2009:
Federal	$417	$(4,499)	$(4,082)
State	107	(712)	(605)

	$524	$(5,211)	$(4,687)

December 31, 2008:
Federal	$1,941	$(985)	$956
State	437	(178)	259

	$2,378	$(1,163)	$1,215

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, are presented below:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$9,819	$8,917
Deferred loan fees	255	252
Stock based compensation	413	293
Deferred compensation	980	872
Impairment expenses	290	402
Net operating loss carryforward	2,332	—
Other real estate owned expenses	1,269	701
Nonaccrual interest	243	291
Other	476	406

Total deferred tax asset	16,077	12,134

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(4,612)	(2,700)
Fair value adjustments	(1,167)	(1,138)
Like kind exchange	(293)	(300)
Unrealized gain on investment securities available for sale	(1,759)	(4,437)
Accretion of discounts on investments	(45)	(64)

Total deferred tax liability	(7,876)	(8,639)

Net deferred tax asset	$8,201	$3,495

At December 31, 2010, the Company had net operating loss carryforwards of approximately $5,764 for Federal and $7,497 for state which will begin to expire in 2030. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia and Alabama. The Company is no longer subject to examination by taxing authorities for the years before 2007. A reconciliation between the actual tax expense and the “expected” tax (benefit) expense, computed by applying the U.S. federal corporate rate of 34 percent is as follows:

	December 31,
	2010	2009	2008
“Expected” tax (benefit) expense	$(3,245)	$(3,707)	$1,576
Tax exempt interest, net	(546)	(546)	(561)
Bank owned life insurance	(263)	(187)	(132)
State income taxes, net of federal income tax benefits	(329)	(400)	171
Stock based compensation	120	106	110
Other, net	261	47	51

	$(4,002)	$(4,687)	$1,215

(16)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2010 and 2009 were as follows:

	2010	2009
Beginning balance	$36,508	$26,445
New loans	3,982	15,425
Effect of changes in composition of related parties	(13,629)	—
Repayments	(3,536)	(5,362)

Ending balance	$23,325	$36,508

At December 31, 2010 and 2009 principal officers, directors, and their affiliates had $8,636 and $11,933, respectively, of available lines of credit.

Deposits from principal officers, directors, and their affiliates at year-end 2010 and 2009 were approximately $14,622 and $29,731, respectively.

(17)	Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2010, that the Company meets all capital adequacy requirements to which it is subject.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

As of December 31, 2010, the most recent notification from the Office of Comptroller of the Currency and the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for the Company as of December 31, 2010 and 2009, are presented in the table below.

	Actual		For capital adequacy purposes			To be well capitalized under Prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2010:
Total capital (to risk weighted assets)	$227,907	19.3%	$94,584	≥	8%	$118,230	≥	10%
Tier 1 capital (to risk weighted assets)	212,986	18.0%	47,292	≥	4%	70,938	≥	6%
Tier 1 capital (to average assets)	212,986	10.3%	82,442	≥	4%	103,053	≥	5%

December 31, 2009:
Total capital (to risk weighted assets)	$213,569	19.2%	$88,768	≥	8%	$110,960	≥	10%
Tier 1 capital (to risk weighted assets)	199,583	18.0%	44,384	≥	4%	66,576	≥	6%
Tier 1 capital (to average assets)	199,583	11.4%	70,265	≥	4%	87,831	≥	5%

A summary of actual, required, and capital levels necessary to be considered well-capitalized for each of the Company’s subsidiary Banks as of December 31, 2010 and 2009, are presented in the table below.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	$158,587	16.1%	$78,625	>8%	$98,281	>10%
Tier 1 capital (to risk weighted assets)	146,201	14.9%	39,312	>4%	58,968	> 6%
Tier 1 capital (to average assets)	146,201	7.9%	74,440	>4%	93,051	> 5%
Valrico State Bank
Total capital (to risk weighted assets)	24,762	15.2%	13,071	>8%	16,338	>10%
Tier 1 capital (to risk weighted assets)	22,690	13.9%	6,535	>4%	9,803	> 6%
Tier 1 capital (to average assets)	22,690	12.7%	7,126	>4%	8,908	> 5%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
CenterState Bank Central Florida, N.A.
Total capital (to risk weighted assets)	$29,679	12.7%	$18,769	>8%	$23,462	>10%
Tier 1 capital (to risk weighted assets)	26,705	11.4%	9,385	>4%	14,077	> 6%
Tier 1 capital (to average assets)	26,705	8.9%	12,034	>4%	15,042	> 5%
CenterState Bank, N.A.
Total capital (to risk weighted assets)	37,932	14.0%	21,752	>8%	27,190	>10%
Tier 1 capital (to risk weighted assets)	34,498	12.7%	10,876	>4%	16,314	> 6%
Tier 1 capital (to average assets)	34,498	9.8%	14,134	>4%	17,667	> 5%
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	75,093	16.4%	36,658	>8%	45,823	>10%
Tier 1 capital (to risk weighted assets)	69,347	15.1%	18,329	>4%	27,494	> 6%
Tier 1 capital (to average assets)	69,347	7.4%	37,689	>4%	47,111	> 5%
Valrico State Bank
Total capital (to risk weighted assets)	23,722	16.3%	11,624	>8%	14,530	>10%
Tier 1 capital (to risk weighted assets)	21,880	15.1%	5,812	>4%	8,718	> 6%
Tier 1 capital (to average assets)	21,880	11.9%	7,353	>4%	9,192	> 5%

(18)	Dividends

The Company declared and paid cash dividends on its common stock of $1,116, $1,139 and $1,993 during the years ended December 31, 2010, 2009 and 2008, respectively. The Company also paid dividends on its preferred stock issued pursuant to TARP of $1,196 during the year ended December 31, 2009. The Company repurchased all of its preferred stock issued pursuant to TARP on September 30, 2009 and is no longer subject to preferred stock dividend payments. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2010, dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Banks’ regulatory agency, was $8,389, subject to the Banks meeting or exceeding regulatory capital requirements.

(19)	Stock-Based Compensation

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”) and approved an amendment to the 2007 Plan on April 28, 2009. The 2007 Plan, as amended, replaces the 1999 Plan discussed below. The 2007 Plan, as amended, authorizes the issuance of up to 1,350,000 shares of the Company stock. Of this amount, 1,200,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 150,000 shares are allocated to directors. During 2010, the Company granted employee incentive stock options for 70,800 shares, with a weighted average exercise price of $10.76 per share, pursuant to this plan. Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. These options vest over a nine year period. In addition to incentive stock options, on February 2, 2010, the Company also awarded 152,000 shares of restricted stock with a fair value of $10.92 per share at the date of grate. On May 10, 2010, the

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Company awarded 25,500 shares of additional restricted stock with a fair value of $12.11 per share at the date of grant. These restricted stock awards vest ratably over periods ranging from five to ten years. At December 31, 2010, there were a total of 374,110 shares available for future grants pursuant to this Plan.

In 1999, the Company authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options became 25% vested immediately as of the grant date and continued to vest at a rate of 25% on each anniversary date thereafter until fully vested. There were no stock options granted pursuant to the 1999 Plan subsequent to December 31, 2006. The 2007 Plan, discussed above, replaced the 1999 Plan. At December 31, 2010 there were 421,454 stock options outstanding which were granted pursuant to the 1999 Plan, all of which were currently exercisable. No future stock options will be granted from this Plan.

In addition to the 1999 Plan, the Company assumed and converted the stock option plans of its subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2010, they represented exercisable options for 66,800 shares of the Company’s common stock.

In 2004, the Company’s shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 400,000, which amount shall be increased on December 31 of each calendar year. At December 31, 2010, there were no options outstanding pursuant to this plan, and no activity occurred during the twelve month periods ending December 31, 2010, 2009, 2008 and 2007 relating to our ESPP.

The Company’s stock-based compensation consists primarily of stock options and commencing in 2009 also includes restricted stock grants (“RSA”). During the twelve month period ended December 31, 2010, 2009 and 2008, the Company recognized total stock-based compensation expense as listed in the table below.

	2010	2009	2008
Stock option expense	$425	$405	$402
RSA expense	274	15	—

Total stock-based compensation expense	$699	$420	$402

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options. The Company receives a tax benefit when a non qualified stock option is exercised. The total income tax benefit related to the exercise of non qualified stock options was approximately $66, $7 and $52 during the twelve month periods ending December 31, 2010, 2009 and 2008, respectively. The Company provided an income tax benefit in its tax provision for RSA expenses of approximately $103, $5 and $0 during the twelve month periods ending December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $2,366 and will be recognized over the next nine years. The weighted average period over which this expense is expected to be recognized is approximately 3.9 years.

As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested restricted grants, net of estimated forfeitures, was approximately $1,901 and will be recognized over the next ten years. The weighted average period over which this expense is expected to be recognized is approximately 4.7 years.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The Company granted stock options for 70,800, 145,000 and 540,000 shares of common stock during the twelve month periods ending December 31, 2010, 2009 and 2008, respectively.

The estimated fair value of options granted during these periods were calculated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date are as follows:

	2010	2009	2008
Expected option life	7.7 years	7.7 years	7.4 years
Risk-free interest rate	2.96%	2.80%	3.04%
Expected volatility	31.9%	33.6%	31.2%
Dividend yield	0.38%	0.41%	1.06%

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

The weighted-average estimated fair value of stock options granted during the twelve month periods ended December 31, 2010, 2009 and 2008 were $4.25 per share, $4.12 per share and $5.31 per share respectively.

The table below present’s information related to stock option activity for the years ended December 31, 2010, 2009 and 2008 (in thousands of dollars):

	2010	2009	2008
Total intrinsic value of stock options exercised	$342	$58	$292
Cash received from stock options exercised	669	180	283
Gross income tax benefit from the exercise of stock options	66	7	52

A summary of stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows (dollars are in thousands, except for per share data):

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of period	1,319,846	$13.39	1,224,556	$13.66	737,674	$12.26
Options granted	70,800	$10.76	145,500	$10.15	540,000	$15.14
Options exercised	(90,592)	$7.38	(26,974)	$6.68	(37,908)	$7.45
Options forfeited	(35,000)	$16.56	(23,236)	$15.13	(15,210)	$13.81

Options outstanding, end of period	1,265,054	$13.59	1,319,846	$13.39	1,224,556	$13.66

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding, December 31, 2010	1,265,054	$13.59	5.8 years	$136
Options fully vested and expected to vest, December 31, 2010	1,165,717	$13.66	5.6 years	$136
Options exercisable, December 31, 2010	645,754	$13.43	4.0 years	$136

(20)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under it’s 401(k) defined contribution retirement plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2010, 2009 and 2008, the Company’s contributions to the plan were $814, $541 and $556, respectively, which are included in salary and benefits on the Consolidated Statements of Operations.

In 2008, the Company entered into a salary continuation agreement with its chief executive officer. Five additional Company executive officers entered into salary continuation agreements during 2010. In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition. The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants. The Company expensed $342, $232 and $149 for the accrual of future salary continuation benefits in 2010, 2009 and 2008, respectively. Other liabilities included salary continuation benefits payable of $1,563, $1,222 and $989 at December 31, 2010, 2009 and 2008, respectively.

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition. The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities. The Rabbi Trust asset and the related deferred compensation payable at December 31, 2010, 2009, and 2008 were $986, $922 and $750, respectively. Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable. Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable. There is no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(21)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks of Florida, Inc. (parent company only) follow:

Condensed Balance Sheet

December 31, 2010 and 2009

	2010	2009
Assets:
Cash and due from banks	$679	$302
Inter-company receivable from bank subsidiaries	15,516	37,305
Investment in wholly-owned bank subsidiaries	217,502	194,757
Investment in other wholly-owned subsidiary	30,214	9,513
Prepaid expenses and other assets	3,771	2,458

Total assets	$267,682	$244,335

Liabilities:
Accounts payable and accrued expenses	$2,538	$2,425
Corporate debenture	12,500	12,500

Total liabilities	15,038	14,925
Stockholders’ Equity:
Preferred stock	—	—
Common stock	300	258
Additional paid-in capital	227,464	193,464
Retained earnings	21,964	28,623
Accumulated other comprehensive income	2,916	7,065

Total stockholders’ equity	252,644	229,410

Total liabilities and stockholders’ equity	$267,682	$244,335

Condensed Statements of Operations

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Other income	$—	$—	$1
Interest expense	421	473	818
Operating expenses	2,741	2,576	2,594

Loss before equity in net earnings of subsidiaries	(3,162)	(3,049)	(3,411)
Equity in net earnings of subsidiaries (net of income tax (benefit) expense of ($2,843), ($3,559) and $2,364 at December 31, 2010, 2009 and 2008, respectively)	(3,540)	(4,296)	5,683

Net income before income tax benefit	(6,702)	(7,345)	2,272
Income tax benefit	(1,159)	(1,128)	(1,149)

Net (loss) income	$(5,543)	$(6,217)	$3,421

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Condensed Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(5,543)	$(6,217)	$3,421
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net loss (earnings) of subsidiaries	3,540	4,296	(5,683)
Increase (decrease) in payables and accrued expenses	131	209	(334)
Increase in other assets	(1,374)	(420)	(10)
Stock based compensation expense	97	125	402

Net cash flows used in operating activities	(3,149)	(2,007)	(2,204)

Cash flows from investing activities:
Inter-company receivables from subsidiary banks	32,581	(2,300)	(18,000)
Cash payments to VSB shareholders	(1)	(562)	(338)
Cash payments to Mid FL shareholders	(17)	(89)	(6)
Investment in subsidiaries	(61,528)	(46,457)	(5,000)

Net cash flows (used in) provided by investing activities	(28,965)	(49,408)	(23,344)

Cash flows from financing activities:
Stock options exercised, net of tax benefit	735	188	335
Dividends paid to shareholders	(1,116)	(2,335)	(1,993)
Net proceeds from issuance of preferred stock and warrant	—	—	27,760
Proceeds from public stock offering	32,872	80,879	—
Adjustment to preferred stock and warrants	—	(6)	—
Redemption of preferred stock previously issued pursuant to TARP	—	(27,875)	—
Purchased warrants previously issued pursuant to TARP	—	(212)	—

Net cash flows provided by (used in) financing activities	32,491	50,639	26,102

Net (decrease) increase in cash and cash equivalents	377	(776)	554
Cash and cash equivalents at beginning of year	302	1,078	524

Cash and cash equivalents at end of year	$679	$302	$1,078

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

(22)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2010 and 2009, are as follows:

	December 31,
	2010	2009
Standby letters of credit	$2,643	$5,309
Available lines of credit	68,495	94,573
Unfunded loan commitments—fixed	7,630	5,698
Unfunded loan commitments—variable	6,616	1,691

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

(23)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough, Polk, Okeechobee, Indian River, Hendry, Marion and Putnam Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2010, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those Counties listed above and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

(24)	Basic and Diluted Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,265,054 stock

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

options outstanding at December 31, 2010, all of which are considered anti dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	2010	2009	2008
Numerator for basic and diluted earnings per share:
Net (loss) income	$(5,543)	$(6,217)	$3,421
Preferred stock dividend	—	(1,045)	(151)
Preferred stock discount accretion	—	(1,088)	(16)

Net income available for common shareholders	$(5,543)	$(8,350)	$3,254

Denominator:
Denominator for basic earnings per share
—weighted-average shares	27,608,211	17,905,042	12,452,375
Effect of dilutive securities:
Employee stock based compensation awards	—	—	132,661

Denominator for diluted earnings per share
—adjusted weighted-average shares	27,608,211	17,905,042	12,585,036

Basic (loss) earnings per share	$(0.20)	$(0.47)	$0.26
Diluted (loss) earnings per share	$(0.20)	$(0.47)	$0.26

(25)	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2010, 2009 and 2008.

Year ending December 31, 2010

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$69,493	$5,087	$—		$74,580
Interest expense	(16,201)	(120)	(421)		(16,742)

Net interest income	53,292	4,967	(421)		57,838
Provision for loan losses	(29,619)	(5)	—		(29,624)
Other interest income	21,252	34,314	—		55,566
Other interest expense	(61,747)	(28,837)	(2,741)		(93,325)

Net (loss) income before taxes	(16,822)	10,439	(3,162)		(9,545)
Income tax benefit (provision)	6,771	(3,928)	1,159		4,002

Net (loss) income	$(10,051)	$6,511	$(2,003)		$(5,543)

Total assets	$1,928,934	$137,772	$267,682	$(271,069)	$2,063,319

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Year ending December 31, 2009

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$66,749	$7,195	$—		$73,944
Interest expense	(21,244)	(573)	(473)		(22,290)

Net interest income	45,505	6,622	(473)		51,654
Provision for loan losses	(23,287)	(12)	—		(23,299)
Other interest income	11,306	18,746	—		30,052
Other interest expense	(50,781)	(15,954)	(2,576)		(69,311)

Net (loss) income before taxes	(17,257)	9,402	(3,049)		(10,904)
Income tax benefit (provision)	6,841	(3,282)	1,128		4,687

Net (loss) income	$(10,416)	$6,120	$(1,921)		$(6,217)

Total assets	$1,555,611	$201,018	$244,335	$(249,665)	$1,751,299

Year ending December 31, 2008

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$67,906	$176	$—		$68,082
Interest expense	(26,779)	(200)	(818)		(27,797)

Net interest income	41,127	(24)	(818)		40,285
Provision for loan losses	(6,520)	—	—		(6,520)
Other interest income	9,395	1,412	—		10,807
Other interest expense	(36,340)	(1,006)	(2,590)		(39,936)

Net income (loss) before taxes	7,662	382	(3,408)		4,636
Income tax (provision) benefit	(2,220)	(144)	1,149		(1,215)

Net income (loss)	$5,442	$238	$(2,259)		$3,421

Total assets	$1,243,232	$89,615	$194,532	($194,236)	$1,333,143

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through two subsidiary banks and non bank subsidiary, R4ALL, with 49 locations in thirteen counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

Correspondent banking and bond sales division: Operating as a division of the Company’s largest subsidiary bank, its primary revenue generating activities are as follows: 1) the first, and largest, revenue generator is commissions earned on fixed income security sales; 2) the second category includes: spread income earned on correspondent bank deposits (i.e., federal funds purchased) and service fees on correspondent bank checking accounts; and, 3) the third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama and Georgia.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

Corporate overhead and administration: Corporate overhead and administration is comprised primarily of compensation and benefits for certain members of management, interest on parent company debt, office occupancy and depreciation of parent company facilities, merger related costs and other expenses.

(26)	Business combinations

The Company, through its lead bank headquartered in Winter Haven, Florida, purchased four failed financial institutions from the Federal Deposit Insurance Corporation (“FDIC”). On January 30, 2009 it purchased Ocala National Bank (“ONB”) in Ocala, Florida. On July 16, 2010 it purchased Olde Cypress Community Bank (“OCCB”) in Clewiston, Florida. On August 20, 2010, the Company purchased Independent National Bank (“INB”) in Ocala, Florida, and on the same day it also purchased the Community National Bank of Bartow (“CNBB”) in Bartow, Florida.

As a result of these acquisitions, the Company expects to further solidify its market share in the central Florida market, expand its customer base to enhance deposit fee income, and reduce operating costs through economies of scale. We acquired the real estate, banking facilities, furniture or equipment as part of the Purchase and Assumption Agreements. All of the goodwill and core deposit intangible listed below is tax deductible over a 15 year period on a straight line basis. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Acquired institution Date of acquisition	ONB Jan 30, 2009	OCCB July 16, 2010	INB Aug 20, 2010	CNBB Aug 20, 2010
Assets:
Cash, due from banks and Federal Reserve Bank, net	$155,640	$18,643	$8,378	$10,720
Federal funds sold			17,627
Securities available for sale	11,549	8,509	1,416	1,564
Loans covered by FDIC loss share agreements		89,601	87,358	35,752
Loans not covered by FDIC loss share		3,759	1,236	2,867
Covered repossessed real estate owned (“OREO”)		6,388	1,140	1,268
FDIC indemnification asset		26,637	21,477	9,837
FHLB stock and FRB stock		305	954	361
Goodwill	4,722		3,490	1,704
Core deposit intangible	466	714	968	336
Receivable from the FDIC			10,872
Other assets	8,113	1,159	443	330

Total assets acquired	$180,490	$155,715	$155,359	$64,739

Liabilities:
Deposits	$180,182	$152,264	$144,393	$47,683
FHLB advances			10,591	4,150
Escrow accounts		1,308
Payable to FDIC				12,860
Other liabilities	308	133	375	46

Total liabilities assumed	$180,490	$153,705	$155,359	$64,739

Net assets acquired		$2,010

Deferred tax impact		775

Net assets acquired, including deferred tax impact		$1,235

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The Company entered into loss share agreements with the FDIC that collectively cover legal unpaid balances of substantially all the loans acquired (except those loans identified above as not covered by FDIC loss share) and all the OREO acquired (collectively, the “Covered Assets”). Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse the Company for losses with respect to Covered Assets begins with the first dollar of loss incurred. The FDIC will reimburse the Company for 80% of losses with respect to the Covered Assets. The Company will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Company a reimbursement under the loss sharing agreements. The loss share agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and Company reimbursement to the FDIC for recoveries for ten years. The loss share agreements applicable to commercial loans and other Covered Assets provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the respective acquisition dates and as of December 31, 2010.

	at acquisition dates
	Type A	Type B		2010	Total
in thousands of dollars:	loans	loans	Total	activity	Dec. 31, 2010
Contractually required principal and interest	$182,967	$174,979	$357,946	(22,316)	$335,630
Non-accretable difference	(65,655)	(28,384)	(94,039)	—	(94,039)

Cash flows expected to be collected	117,312	146,595	263,907	(22,316)	241,591
Accretable yield	(27,056)	(16,278)	(43,334)	4,283	(39,051)

Total acquired loans	$90,256	$130,317	$220,573	$(18,033)	$202,540

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

The operating results of the Company for the twelve month period ended December 31, 2010 includes the operating results of the acquired assets and assumed liabilities since the acquisition date of July 16, 2010 for Olde Cypress and August 20, 2010 for Community National and Independent National. Due primarily to the significant amount of fair value adjustments and the Loss Share Agreements now in place, historical results of Olde Cypress, Community National, and Independent National are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

(27)	Capital offering

On August 4, 2009, the Company raised approximately $86,261 through a previously announced public offering by issuing 13,271,000 shares of common stock, including 1,731,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds of the offering, after all expenses including underwriters’ fees, were approximately $81,300.

On July 27, 2010, the Company raised approximately $35,190 through a previously announced public offering by issuing 4,140,000 shares of common stock, including 540,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds of the offering, after all expenses including underwriters’ fees, were approximately $32,872.

(28)	Preferred stock

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2010, 2009 and 2008

On September 30, 2009, the Company repurchased all of the outstanding Preferred Shares issued pursuant to TARP for $28,875 plus accrued dividends. In October 2009, the Company purchased all remaining outstanding Warrants issued pursuant to TARP for $212.

(29)	Subsequent event (Unaudited)

On January 20, 2011 the Company completed its previously announced transaction as described in the Purchase and Assumption Agreement dated as of August 8, 2010 by and among CenterState, Carolina First Bank and, to the extent provided therein, The South Financial Group, Inc. and TD Bank, National Association (the “P&A Agreement).

Pursuant to the P&A Agreement, CenterState acquired approximately $114,000 of deposits, two branch offices and assumed the leases on an additional two branch offices within Putnam County, Florida. CenterState did not pay a premium for the deposits and purchased the two owned branches for approximately $700. In addition, CenterState purchased approximately $121,400 of performing loans previously selected by CenterState and located within CenterState’s fourteen County market areas within central Florida. CenterState purchased the performing loans for 90% of their face value amount, plus accrued and unpaid interest. During the two year period following the closing of this transaction, CenterState may put back to TD Bank N.A. (“TD”) any acquired loan that (1) becomes more than 30 days delinquent or (2) becomes classified as “nonaccrual,” “substandard,” “doubtful,” or “loss” in accordance with applicable regulatory standards for loss classification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davenport, State of Florida, on the 16th day of March, 2011.

CENTERSTATE BANKS, INC.

/S/ ERNEST S. PINNER
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/S/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 16, 2011.

Signature	Title

/S/ ERNEST S. PINNER Ernest S. Pinner	Chairman of the Board President and Chief Executive Officer

/S/ JAMES H. BINGHAM James H. Bingham	Director

/S/ G. ROBERT BLANCHARD, JR. G. Robert Blanchard, Jr.	Director

/S/ C. DENNIS CARLTON C. Dennis Carlton	Director

/S/ JOHN C. CORBETT John C. Corbett	Director

/S/ GAIL E. GREGG-STRIMENOS Gail E. Gregg-Strimenos	Director

/S/ BRYAN W. JUDGE Bryan W. Judge	Director

/S/ SAMUEL L. LUPFER, IV Samuel L. Lupfer, IV	Director

/S/ RULON D. MUNNS Rulon D. Munns	Director

/S/ G. TIERSO NUNEZ II G. Tierso Nunez II	Director

/S/ THOMAS E. OAKLEY Thomas E. Oakley	Director

/S/ J. THOMAS ROCKER J. Thomas Rocker	Director

CenterState Banks, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2010

EXHIBIT INDEX

Exhibit No.		Exhibit

10.8	-	Supplemental Executive Retirement Agreement (“SERP”) between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A.

10.9	-	Supplemental Executive Retirement Agreement (“SERP”) between the Company and Rodney A. Anthony, its Chief Operations Officer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A.

10.10	-	Employment Agreement between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A.

10.11	-	Employment Agreement between the Company and Rodney A. Anthony, its Chief Operations Officer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A.

21.1		Subsidiaries of the Registrant

23.1		Consent of Crowe Horwath LLP

31.1		Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002