Form 10-Q
period 2011-03-31
CenterState Banks, Inc.
filed 2011-05-10
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,035,292 shares
(class)	Outstanding at April 30, 2011

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars)

ASSETS	As of March 31, 2011	As of December 31, 2010
Cash and due from banks	$19,542	$23,251
Federal funds sold and Federal Reserve Bank deposits	146,275	154,264

Cash and cash equivalents	165,817	177,515
Trading securities, at fair value	2,192	2,225
Investment securities available for sale, at fair value	575,098	500,927
Loans held for sale, at lower of cost or fair value	168	673

Loans covered by FDIC loss share agreements	189,708	198,285
Loans, excluding those covered by FDIC loss share agreements	1,039,311	930,670
Less allowance for loan losses	(28,245)	(26,267)

Net Loans	1,200,774	1,102,688

Bank premises and equipment, net	86,652	84,982
Accrued interest receivable	6,764	6,570
Federal Home Loan Bank and Federal Reserve Bank stock	10,122	10,122
Goodwill	38,035	38,035
Core deposit intangible	4,582	3,921
Bank owned life insurance	27,678	27,440
Other repossessed real estate owned covered by FDIC loss share agreements	11,332	11,104
Other repossessed real estate owned (“OREO”)	10,222	12,239
FDIC indemnification asset	60,122	59,456
Deferred income taxes, net	8,263	8,439
Prepaid expense and other assets	17,690	16,588

TOTAL ASSETS	$2,225,511	$2,062,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$378,395	$323,224
Demand - interest bearing	310,660	282,405
Savings and money market accounts	485,419	422,152
Time deposits	653,428	657,813

Total deposits	1,827,902	1,685,594

Securities sold under agreement to repurchase	15,522	13,789
Federal funds purchased	92,111	68,495
Federal Home Loan Bank advances	6,000	15,000
Corporate debentures	12,500	12,500
Accrued interest payable	1,104	1,148
Settlement payments due FDIC	6,247	6,258
Accounts payables and accrued expenses	11,138	7,891

Total liabilities	1,972,524	1,810,675

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; 30,035,292 and 30,004,761 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	300	300
Additional paid-in capital	227,845	227,464
Retained earnings	21,434	21,569
Accumulated other comprehensive income	3,408	2,916

Total stockholders’ equity	252,987	252,249

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,225,511	$2,062,924

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar. 31, 2011	Mar. 31, 2010
Interest income:
Loans	$16,327	$13,235
Investment securities available for sale:
Taxable	3,569	4,429
Tax-exempt	347	362
Federal funds sold and other	134	135

	20,377	18,161

Interest expense:
Deposits	3,209	4,047
Securities sold under agreement to repurchase	24	24
Federal funds purchased	19	35
Federal Home Loan Bank advances	48	108
Corporate debentures	103	101

	3,403	4,315

Net interest income	16,974	13,846
Provision for loan losses	11,276	4,075

Net interest income after loan loss provision	5,698	9,771

Other income:
Service charges on deposit accounts	1,556	1,596
Income from correspondent banking and bond sales division	4,470	6,356
Commissions from sale of mutual funds and annuities	439	104
Debit card and ATM fees	656	402
Loan related fees	165	130
BOLI income	239	152
Gain on sale of securities	9	1,436
Trading securities revenue	161	84
Bargain purchase gain	11,129	—
Adjustment to FDIC indemnification asset	1,136	—
FDIC indemnification asset accretion	468	—
Other non interest revenue and fees	871	213

Total other income	21,299	10,473

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended
	Mar. 31, 2011	Mar. 31, 2010
Other expenses:
Salaries, wages and employee benefits	13,506	11,882
Occupancy expense	1,814	1,447
Depreciation of premises and equipment	999	755
Supplies, stationary and printing	312	215
Marketing expenses	728	555
Data processing expense	1,381	534
Legal, auditing and other professional fees	925	632
Core deposit intangible (CDI) amortization	190	104
Postage and delivery	231	110
ATM and debit card related expenses	316	286
Bank regulatory expenses	800	614
Loss on sale of repossessed real estate (“OREO”)	518	27
Valuation write down of repossessed real estate (“OREO”)	2,035	882
Loss on repossessed assets other than real estate	21	107
Foreclosure related expenses	987	418
Other expenses	2,279	1,157

Total other expenses	27,042	19,725

Income (loss) before benefit for income taxes	(45)	519
(Benefit) provision for income taxes	(210)	126

Net income	$165	$393

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Common shares used in the calculation of earnings per share:
Basic	30,020,035	25,776,820
Diluted	30,047,618	25,975,584

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2011 and 2010 (unaudited)

(in thousands of dollars)

	Number of common shares	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income(loss)	Total stockholders’ equity
Balances at January 1, 2010	25,773,229	$258	$193,464	$28,623	$7,065	$229,410

Comprehensive income:
Net income				393		393
Unrealized holding loss on available for sale securities, net of deferred income tax benefit of $139					(223)	(223)

Total comprehensive income						170

Dividends paid - common ($0.01 per share)				(258)		(258)
Stock options exercised, including tax benefit	5,538		46			46
Stock based compensation expense			105			105

Balances at March 31, 2010	25,778,767	$258	$193,615	$28,758	$6,842	$229,473

Balances at January 1, 2011	30,004,761	$300	$227,464	$21,569	$2,916	$252,249

Comprehensive income:
Net income				165		165
Unrealized holding gain on available for sale securities, net of deferred income tax of $297					492	492

Total comprehensive income						657

Dividends paid - common ($0.01 per share)				(300)		(300)
Stock options exercised, including tax benefit	14,903		95			95
Stock grants issued	15,628		171			171
Stock based compensation expense			115			115

Balances at March 31, 2011	30,035,292	$300	$227,845	$21,434	$3,408	$252,987

Disclosure of reclassification amounts:	Three month period ended Mar 31, 2011	Three month period ended Mar 31, 2010
Unrealized holding gain (loss) arising during the period, net of income taxes	$498	$669
Less: reclassified adjustments for gain included in net income, net of income taxes, at March 31, 2011 and 2010 of $3 and $544, respectively	(6)	(892)

Net unrealized gain (loss) on securities, net of income taxes	$492	$(223)

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three months ended Mar 31,
	2011	2010
Cash flows from operating activities:
Net income	$165	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,276	4,075
Depreciation of premises and equipment	999	755
Amortization of purchase accounting adjustments	(3,707)	(4)
Net amortization/accretion of investment securities	1,909	1,078
Net deferred loan origination fees	(8)	(14)
Gain on sale of securities available for sale	(9)	(1,436)
Trading securities revenue	(161)	(84)
Purchases of trading securities	(64,549)	(21,091)
Proceeds from sale of trading securities	64,743	20,022
Repossessed real estate owned valuation write down	2,035	882
Loss on sale of repossessed real estate owned	518	27
Repossessed assets other than real estate valuation write down	15	—
Loss on sale of repossessed assets other than real estate	6	107
Gain on sale of loans held for sale	(25)	(12)
Loans originated and held for sale	(929)	(1,357)
Proceeds from sale of loans held for sale	1,459	796
Gain on disposal of and or sale of fixed assets	(27)	—
Deferred income taxes	(121)	(787)
Stock based compensation expense	195	158
Bank owned life insurance income	(239)	(152)
Bargain purchase gain from TD acquisition	(11,129)	—
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(819)	(3,040)
Net change in accrued interest payable, accrued expense, and other liabilities	3,141	2,439

Net cash provided by operating activities	4,738	2,755

Cash flows from investing activities:
Purchases of investment securities available for sale	(22,753)	(118,846)
Purchases of mortgage backed securities available for sale	(135,786)	(14,151)
Purchases of FHLB and FRB stock	—	(603)
Proceeds from maturities of investment securities available for sale	244	133
Proceeds from called investment securities available for sale	17,900	25,765
Proceeds from pay-downs of mortgage backed securities available for sale	31,764	31,547
Proceeds from sales of mortgage backed securities available for sale	33,349	42,018
Net decrease in loans	8,704	7,969
Purchases of premises and equipment, net	(1,981)	(2,191)
Proceeds from sale of repossessed real estate	3,799	623
Proceeds from insurance claims related to repossessed real estate	263	—
Proceeds from sale of fixed assets	70	—
Net cash from bank acquisition	4,349	—

Net cash used in investing activities	(60,078)	(27,736)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Three months ended Mar 31,
	2011	2010
Cash flows from financing activities:
Net increase in deposits	27,498	35,998
Net increase (decrease) in securities sold under agreement to repurchase	1,733	(4,195)
Net increase (decrease) increase in federal funds purchased	23,616	(5,907)
Net decrease in FHLB advances	(9,000)	(3,000)
Stock options exercised, including tax benefit	95	46
Dividends paid	(300)	(258)

Net cash provided by financing activities	43,642	22,684

Net decrease in cash and cash equivalents	(11,698)	(2,297)
Cash and cash equivalents, beginning of period	177,515	192,407

Cash and cash equivalents, end of period	$165,817	$190,110

Transfer of loans to other real estate owned	$4,826	$1,395

Cash paid during the period for:
Interest	$3,920	$4,534

Income taxes	$25	$206

See notes to the accompanying condensed consolidated financial statements.

All dollar amounts presented herein are in thousands, except per share data.

NOTE 1:	Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and our wholly owned subsidiary banks, CenterState Bank of Florida, N.A. and Valrico State Bank, and our non bank subsidiary, R4ALL, Inc. Our subsidiary banks operate through 52 full service banking locations in 14 counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from our two subsidiary banks and manage their eventual disposition.

In addition, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia and Winston Salem, North Carolina. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits. The third revenue generating category includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

NOTE 2:	Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,175,000 stock options that were anti dilutive at March 31, 2011 and 2010, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

For the three months ended March 31,	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$165	$393

Net (loss) income available for common shareholders	$165	$393

Denominator:
Denominator for basic earnings per share
- weighted-average shares	30,020,035	25,776,820
Effect of dilutive securities:
Employee stock options and stock grants	27,583	198,764
Denominator for diluted earnings per share

- adjusted weighted-average shares	30,047,618	25,975,584

Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02

NOTE 3:	Fair value

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to March 31, 2011 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of March 31, 2011, the fair value was determined by broker price indications of similar or same securities.

All of the mortgaged back securities (“MBSs”) listed below are FNMA, FHLMC, and GNMA MBSs. Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at March 31, 2011
Assets:
Trading securities	$2,192	—	$2,192	—
Available for sale securities				—
U.S. government sponsored entities and agencies	115,929	—	115,929	—
Mortgage backed securities	423,194	—	423,194	—
Municipal securities	35,975	—	35,975	—

at December 31, 2010
Assets:
Trading securities	$2,225	—	$2,225	—
Available for sale securities
U.S. government sponsored entities and agencies	113,416	—	113,416	—
Mortgage backed securities	354,258	—	354,258	—
Municipal securities	33,253	—	33,253	—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at March 31, 2011
Assets:
Impaired loans
Residential real estate	$1,973	—	—	$1,973
Commercial real estate	3,330	—	—	3,330
Construction, land development and land	5,290	—	—	5,290
Commercial	—	—	—	—
Consumer	—	—	—	—
Other real estate owned
Residential real estate	$1,600	—	—	$1,600
Commercial real estate	2,576	—	—	2,576
Construction, land development and land	2,900	—	—	2,900
Commercial	—	—	—	—
Consumer	—	—	—	—

at December 31, 2010
Assets:
Impaired loans
Residential real estate	$2,000	—	—	$2,000
Commercial real estate	4,931	—	—	4,931
Construction, land development and land	3,949	—	—	3,949
Commercial	—	—	—	—
Consumer	—	—	—	—
Other real estate owned
Residential real estate	$2,372	—	—	$2,372
Commercial real estate	6,851	—	—	6,851
Construction, land development and land	3,016	—	—	3,016
Commercial	—	—	—	—
Consumer	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,085, with a valuation allowance of $4,492, at March 31, 2011, and a carrying amount of $14,074, with a valuation allowance of $3,194, at December 31, 2010. The Company recorded a provision for loan loss expense of $2,176 on these loans during the three month period ending March 31, 2011.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

The fair value of our repossessed real estate (“other real estate owned” or “OREO”) is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The decline in fair value of other real estate owned was $2,035 during the three month period ending March 31, 2011. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

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

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

	Mar 31, 2011		Dec 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$165,817	$165,817	$177,515	$177,515
Trading securities	2,192	2,192	2,225	2,225
Investment securities available for sale	575,098	575,098	500,927	500,927
FHLB and FRB stock	10,122	n/a	10,122	n/a
Loans held for sale	168	168	673	673
Loans, less allowance for loan losses of $28,245 and $26,267, at March 31, 2011 and December 31, 2010, respectively	1,200,774	1,210,881	1,102,688	1,110,844
FDIC indemnification asset	60,122	60,122	59,098	59,098
Accrued interest receivable	6,764	6,764	6,570	6,570

Financial liabilities:
Deposits- without stated maturities	$1,174,474	$1,174,474	$1,027,781	$1,027,781
Deposits- with stated maturities	653,428	662,653	657,813	667,632
Securities sold under agreement to repurchase	15,522	15,522	13,789	13,789
Federal funds purchased (correspondent bank deposits)	92,111	92,111	68,495	68,495
Federal Home Loan Bank advances and other borrowed funds	6,000	6,072	15,000	15,113
Corporate debentures	12,500	6,101	12,500	6,075
Accrued interest payable	1,104	1,104	1,148	1,148

NOTE 4:	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month periods ending March 31, 2011 and 2010.

	Three month period ending March 31, 2011
	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$19,695	$682			$20,377
Interest expense	(3,280)	(20)	(103)		(3,403)

Net interest income	16,415	662	(103)		16,974
Provision for loan losses	(11,276)	—	—		(11,276)
Non interest income	16,315	4,984	—		21,299
Non interest expense	(21,284)	(4,978)	(780)		(27,042)

Net income before taxes	170	668	(883)		(45)
Income tax provision (benefit)	137	(251)	324		210

Net (loss) income	$307	$417	($559)		$165

Total assets	$2,047,968	$174,431	$267,981	($264,869)	$2,225,511

	Three month period ending March 31, 2010
	Commercial and retail banking	Correspondent banking and bond sales Division	Corporate Overhead And Administration	Elimination entries	Total
Interest income	$16,597	$1,564			$18,161
Interest expense	(4,176)	(38)	(101)		(4,315)

Net interest income	12,421	1,526	(101)		13,846
Provision for loan losses	(4,075)	—	—		(4,075)
Non interest income	3,851	6,622	—		10,473
Non interest expense	(12,815)	(6,164)	(746)		(19,725)

Net income before taxes	(618)	1,984	(847)		519
Income tax (benefit)provision	315	(764)	323		(126)

Net (loss) income	($303)	$1,220	($524)		$393

Total assets	$1,572,126	$208,045	$244,523	($248,040)	$1,776,654

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through two subsidiary banks and a non bank subsidiary, R4ALL, with 52 locations in fourteen counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

Corresponding banking and bond sales division: Operating as a division of our largest subsidiary bank, its primary revenue generating activities are as follows: 1) the first, and largest, revenue generator is commissions earned on fixed income security sales; 2) the second category includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and service fees on correspondent bank checking accounts; and, 3) the third revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

Corporate overhead and administration: Corporate overhead and administration is comprised primarily of compensation and benefits for certain members of management, interest on parent company debt, office occupancy and depreciation of parent company facilities, merger related costs and other expenses.

NOTE 5:	Investment Securities Available for Sale

All of the mortgaged back securities listed below are FNMA, FHLMC, and GNMA MBSs. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$115,993	$546	$610	$115,929
Mortgage backed securities	417,673	6,250	729	423,194
Municipal securities	35,968	433	426	35,975

Total	$569,634	$7,229	$1,765	$575,098

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$113,183	$732	$499	$113,416
Mortgage backed securities	348,990	6,563	1,295	354,258
Municipal securities	34,079	259	1,085	33,253

Total	$496,252	$7,554	$2,879	$500,927

The cost of securities sold is determined using the specific identification method. Sales of available for sale securities were as follows:

For the three months ended:	Mar 31, 2011	Mar 31, 2010
Proceeds	$33,349	$42,018
Gross gains	140	1,436
Gross losses	131	—

The tax provision related to these net realized gains was $3 and $544, respectively.

The fair value of available for sale securities at March 31, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Investment securities available for sale	Fair Value	Amortized Cost
Due in one year or less	$10,796	$10,785
Due after one year through five years	20,967	20,854
Due after five years through ten years	59,302	59,239
Due after ten years through thirty years	60,839	61,083
Mortgage backed securities	423,194	417,673

	$575,098	$569,634

Securities pledged at March 31, 2011 and December 31, 2010 had a carrying amount (estimated fair value) of $173,549 and $157,087 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$33,733	$610	$—	$—	$33,733	$610
Mortgage backed securities	171,919	729	—	—	171,919	729
Municipal securities	11,588	287	1,312	139	12,900	426

Total temporarily impaired securities	$217,240	$1,626	$1,312	$139	$218,552	$1,765

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$14,501	$499	$—	$—	$14,501	$499
Mortgage backed securities	130,937	1,295	—	—	130,937	1,295
Municipal securities	19,135	880	1,246	205	20,381	1,085

Total temporarily impaired securities	$164,573	$2,674	$1,246	$205	$165,819	$2,879

Mortgage-backed securities: At March 31, 2011, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6:	Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Mar 31, 2011	Dec 31, 2010
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$259,327	$255,571
Commercial	500,512	410,162
Construction, development, land	107,179	109,380

Total real estate	867,018	775,113
Commercial	116,424	100,906
Consumer and other loans, at fair value (note 1)	2,599	3,264
Consumer and other	53,990	52,115

Loans before unearned fees and cost	1,040,031	931,398
Unearned fees/costs	(720)	(728)

Total loans not covered by FDIC loss share agreements	1,039,311	930,670

Loans covered by FDIC loss share agreements
Real estate loans
Residential	106,655	110,586
Commercial	65,975	68,286
Construction, development, land	12,217	13,653

Total real estate	184,847	192,525
Commercial	4,861	5,760

Total loans covered by FDIC loss share agreements	189,708	198,285

Total loans	1,229,019	1,128,955
Allowance for loan losses	(28,245)	(26,267)

Total loans, net of allowance for loan losses	$1,200,774	$1,102,688

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.
Note 2:	Includes $114,737 of loans that are subject to a two year put back option with TD Bank, N.A., so that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank.

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

Three month period ended Mar 31, 2011
Allowance at beginning of period	$26,267
Charge-offs
Residential real estate loans	(2,772)
Commercial real estate loans	(3,977)
Construction, development and land loans	(2,101)
Non real estate commercial loans	(257)
Non real estate consumer and other loans	(351)

Total charge-offs	(9,458)

Recoveries
Residential real estate loans	108
Commercial real estate loans	12
Construction, development and land loans	2
Non real estate commercial loans	11
Non real estate consumer and other loans	27

Total recoveries	160

Net charge-offs	(9,298)

Provision for loan losses
Residential real estate loans	2,416
Commercial real estate loans	5,528
Construction, development and land loans	3,275
Non real estate commercial loans	(275)
Non real estate consumer and other loans	332

Total provision for loan losses	11,276

Allowance at end of period	$28,245

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010, excluding loans purchased from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements (in thousands of dollars). Accrued interest receivable is not included in the recorded investment because it is not material.

	Real Estate Loans
As of March 31, 2011	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$679	$1,984	$1,829	—	—	$4,492
Collectively evaluated for impairment	6,777	8,166	6,240	1,661	909	23,753
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	7,456	10,150	8,069	1,661	909	28,245

Loans, excluding loans covered by FDIC loss share:
Loans individually evaluated for impairment	14,207	46,651	16,765	5,500	679	83,802
Loans collectively evaluated for impairment (1)	245,120	453,861	90,414	110,924	53,311	953,630
Loans acquired with deteriorated credit quality	—	—	—	—	2,599	2,599

Total ending loans balance	$259,327	$500,512	$107,179	$116,424	$56,589	$1,040,031

(1)	Includes $114,737 of loans purchased from TD Bank during the first quarter of 2011. The loans purchased are all performing loans with a two year put back option. This segment of the loan portfolio has no allocation of the allowance for loan loss.

	Real Estate Loans
As of December 31, 2010	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$679	$1,981	$534	—	—	$3,194
Collectively evaluated for impairment	7,025	6,606	6,359	2,182	901	23,073
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$7,704	$8,587	$6,893	$2,182	$901	$26,267

Loans, excluding loans covered by FDIC loss share:

Loans individually evaluated for impairment	14,856	49,427	16,298	5,712	684	86,977
Loans collectively evaluated for impairment	240,715	360,735	93,082	95,194	51,431	841,157
Loans acquired with deteriorated credit quality	—	—	—	—	4,343	4,343

Total ending loans balance	255,571	410,162	109,380	100,906	56,458	932,477

The table below summarizes impaired loan data for the periods presented.

	Mar 31, 2011	Dec 31, 2010
Impaired loans with a specific valuation allowance	$15,085	$72,903
Impaired loans without a specific valuation allowance	68,717	14,074

Total impaired loans	$83,802	$86,977
Amount of allowance for loan losses allocated to impaired loans	4,492	$3,194

Performing TDRs	$8,659	$10,591
Non performing TDRs, included in NPLs	12,517	11,731

Total TDRs (TDRs are required to be included in impaired loans)	$21,176	$22,322
Impaired loans that are not TDRs	62,626	64,655

Total impaired loans	$83,802	$86,977

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of March 31, 2011	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$12,918	$11,555	$—
Commercial real estate	47,183	41,337	—
Construction, development, land	14,552	9,646	—
Commercial	5,624	5,500	—
Consumer, other	737	679	—

With an allowance recorded:
Residential real estate	2,652	2,652	679
Commercial real estate	5,817	5,314	1,984
Construction, development, land	8,154	7,119	1,829
Commercial	—	—	—
Consumer, other	—	—	—

Total	$97,637	$83,802	$4,492

As of December 31, 2010	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$13,313	$12,177	$—
Commercial real estate	46,616	42,515	—
Construction, development, land	15,539	11,815	—
Commercial	5,712	5,712	—
Consumer, other	684	684	—

With an allowance recorded:
Residential real estate	2,679	2,679	679
Commercial real estate	7,123	6,912	1,981
Construction, development, land	4,483	4,483	534
Commercial	—	—	—
Consumer, other	—	—	—

Total	$96,149	$86,977	$3,194

As of March, 31, 2011	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$14,531	$27	$—
Commercial	48,039	197	—
Construction, development, land	16,532	11	—

Total real estate loans	79,102	235	—

Commercial loans	5,606	62	—
Consumer and other loans	681	0	—

Total	$85,389	$297	$—

As of March 31, 2010
Average impaired loans during the year	$80,851
Interest income recognized during impairment	575
Cash-basis interest income recognized	551

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonperforming loans were as follows:
	Mar 31, 2011	Dec 31, 2010
Non accrual loans	$71,631	$62,553
Loans past due over 90 days and still accruing interest	—	3,200

Total non performing loans	$71,631	$65,753

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010, excluding loans acquired from the FDIC with evidence of credit deterioration:

As of March 31, 2011	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$17,940	$—
Commercial real estate	33,529	—
Construction, development, land	18,730	—
Commercial	808	—
Consumer, other	624	—

Total	$71,631	$—

As of December 31, 2010	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$17,282	$1,820
Commercial real estate	28,364	869
Construction, development, land	15,546	366
Commercial	615	83
Consumer, other	746	62

Total	$62,553	$3,200

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010, excluding loans acquired from the FDIC with evidence of credit deterioration:

	Accruing Loans
As of March 31, 2010	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$259,327	$5,431	$164	$—	$5,595	$235,792	$17,940
Commercial Real Estate	500,512	7,001	2,185	—	9,186	457,797	33,529
Construction/Dev/Land	107,179	1,741	214	—	1,955	86,494	18,730
Commercial	116,424	197	54	—	251	115,365	808
Consumer	53,660	259	13	—	272	53,094	624

	$1,037,432	$14,629	$2,630	$—	$17,259	$948,542	$71,631

	Accruing Loans
As of December 31, 2010	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$255,571	$4,901	$800	$1,820	$7,521	$230,768	$17,282
Commercial Real Estate	410,162	4,093	1,945	869	6,907	374,891	28,364
Construction/Dev/Land	109,380	2,575	619	366	3,560	90,274	15,546
Commercial	100,906	1,293	627	83	2,003	98,288	615
Consumer	52,115	710	236	62	1,008	50,361	746

	$928,134	$13,572	$4,227	$3,200	$20,999	$844,582	$62,553

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC, is as follows:

	As of March 31, 2011
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$241,349	$7,765	$29,897	$—
Commercial Real Estate	522,870	25,892	57,381	—
Construction/Dev/Land	100,477	6,659	20,378	—
Commercial	108,197	2,816	9,148	—
Consumer	54,006	776	1,376	—

	$1,026,899	$43,908	$118,180	$—

	As of December 31, 2010
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$216,164	$8,555	$30,852	$—
Commercial Real Estate	336,869	19,300	53,993	—
Construction/Dev/Land	77,811	8,001	23,568	—
Commercial	88,290	2,806	9,810	—
Consumer	49,586	838	1,691	—

	$768,720	$39,500	$119,914	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC, based on payment activity as of March 31, 2011:

	Residential	Consumer
Performing	$241,387	$53,366
Nonperforming	17,940	624

Total	$259,327	$53,990

Loans purchased from the FDIC:

Income recognized on loans we purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. Accretable yield, or interest income expected to be collected is as follows:

Balance at December 31, 2010	$39,051
Accretion of interest income	(3,248)
Reclassification from non-accretable difference	—

Balance at March 31, 2011	$35,803

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2011.

Balance at Mar 31, 2011
Contractually required principal and interest	$322,149
Non-accretable difference	(94,039)

Cash flows expected to be collected	228,110
Accretable yield	(35,803)

Carrying value of acquired loans	$192,307

NOTE 7:	FDIC indemnification asset

The activity in the FDIC loss share indemnification asset which resulted from the July 16, 2010 acquisition of Olde Cypress Community Bank and the August 20, 2010 acquisitions of the Community National Bank of Bartow and Independent National Bank in Ocala loss share agreements is as follows:

	Three months period ended Mar 31, 2011	Twelve months period ended Dec 31, 2010
Beginning of the year	$59,456	$—
Effect of acquisitions	—	58,309
Discount accretion	468	598
Indemnification revenue	1,136	549
Proceeds from FDIC	(938)	—
Impairment	—	—

End of the year	$60,122	$59,456

NOTE 8:	Acquisition of certain assets and liabilities

On January 20, 2011 the Company completed its previously announced transaction as described in the Purchase and Assumption Agreement dated as of August 8, 2010 by and among CenterState, Carolina First Bank and, to the extent provided therein, The South Financial Group, Inc. and TD Bank, National Association (the “P&A Agreement). The reason for this transaction is as follows. The seller had recently entered into several acquisition transactions and pursuant to certain concentration of deposit regulations, was required to divest a certain amount of deposit liabilities in Putnam County, Florida. CenterState (purchaser) was in a position to assist them with this divesture, if the seller was willing to sell performing loans, selected by CenterState, and to sell them at a discount with a put back option.

Pursuant to the P&A Agreement, CenterState acquired deposits with an estimated fair value of approximately $115,283, two branch offices and assumed the leases on an additional two branch offices within Putnam County, Florida. CenterState did not pay a premium for the deposits and purchased the two owned branches for approximately $700. In addition, CenterState purchased performing loans with an estimated fair value of approximately $119,387 previously selected by CenterState and located within CenterState’s fourteen County market areas within Central Florida. CenterState purchased the performing loans for 90% of their face value amount, plus accrued and unpaid interest. During the two year period following the closing of this transaction and subject to the terms of the P&A Agreement, CenterState may put back to TD Bank N.A. (“TD”) any acquired loan that (1) becomes more than 30 days delinquent or (2) becomes classified as “nonaccrual,” “substandard,” “doubtful,” or “loss” in accordance with applicable regulatory standards for loss classification.

The loans acquired pursuant to this transaction are not being accounted for pursuant to ASC Topic 310-30. We arrived at this conclusion because none of these loans have specifically identifiable or implied credit deficiencies associated with them. We base this on the results of our due diligence team who reviewed and selected only qualified performing loans rejecting approximately 80% of the potential loan pool offered in terms of dollars. That is, our team looked at a total loan population of approximately $800 million in order to identify enough qualified loans to fill the $120 million target amount. In addition, the Company has the option during a two year period to put back any loan that becomes 30 days past due or becomes adversely classified, as discussed previously. This transaction has a different fact pattern than the three FDIC fail banks we purchased during the third quarter of 2010. The loans we purchased pursuant to the FDIC failed bank transactions are being accounted for pursuant to ASC Topic 310-30 because we acquired all the loans in those troubled loan portfolios. These loans had either specifically identifiable credit deficiencies factors or implied factors such that we believed there to be an element of elevated risk as to whether all contractual cash flows will eventually be received. In this case, the loans were not hand selected from fourteen counties within Central Florida, but acquired as an entire portfolio in a single county. This is a combined loan portfolio of three failed financial institutions, which implies potentially deficient, or at least questionable, credit underwriting.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets:
Cash	$724
Cash due from seller	3,624
Loans, net	119,388
Interest receivable	357
Premises and equipment	731
Put back option	876
CDI	851
Other assets	3

Total assets acquired	$126,554

Liabilities:
Deposits	$115,283
Interest payable	131
Other liabilities	11

Total assets assumed	$115,425

Net assets acquired	$11,129

Deferred tax impact	4,188

Net assets acquired, including deferred tax impact	$6,941

NOTE 9:	Measurement period adjustments

On July 16, 2010 the Company acquired substantially all the assets and assumed substantially all the deposits of Olde Cypress Community Bank through a purchase and assumption agreement, including loss sharing with the Federal Deposit Insurance Corporation (“FDIC”). As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. Preliminary valuation and purchase price allocation adjustments are reflected in the table below.

	July 16, 2010 (as initially reported)	Preliminary measurement period adjustments	July 16, 2010 (as adjusted)
Cash due from banks and Federal Reserve Bank, net	$18,643	$—	$18,643
Investment securities available for sale	8,509		8,509
Loans	93,360	(991)	92,369
Other repossessed real estate owned (“OREO”)	6,388		6,388
FDIC indemnification asset	26,637	358	26,995
FHLB stock	305		305
Core deposit intangible	714		714
Other assets	1,159		1,159

Total assets acquired	$155,715	$(633)	$155,082

Deposits	$152,264		$152,264
Escrow accounts	1,308		1,308
Interest payable on deposits	132		132
other liabilities	1		1

Total liabilities assumed	$153,705	$—	$153,705

Net assets acquired	$2,010	$(633)	$1,377
Deferred tax impact	$775	$(238)	$537
Net assets acquired, including deferred tax impact	$1,235	$(395)	$840

NOTE 10:	Effect of new pronouncements

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has not determined the impact, if any, upon adoption of this standard.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2011 AND DECEMBER 31, 2010

Overview

Our total assets increased approximately 7.9% during the three month period ending March 31, 2011 primarily due to the TD Bank transaction discussed in Note 8, as well as organic growth in deposits and in federal funds purchased related to our correspondent banking customers. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $146,275 at March 31, 2011 (approximately 6.6% of total assets) as compared to $154,264 at December 31, 2010 (approximately 7.5% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $575,098 at March 31, 2011 (approximately 26% of total assets) compared to $500,927 at December 31, 2010 (approximately 24% of total assets), an increase of $74,171 or 15%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities. At March 31, 2011 our trading securities had a fair market value of $2,192, which were two municipal securities. A list of the activity in this portfolio is summarized below.

	Three month period ended Mar 31, 2011	Three month period ended Mar 31, 2010
Beginning balance	$2,225	$—
Purchases	64,549	21,091
Proceeds from sales	(64,743)	(20,022)
Net realized gain on sales	159	91
Mark to market adjustment	2	(7)

Ending balance	$2,192	$1,153

Loans held for sale

We also have a loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. These loans are recorded at the lower of cost or market. Gains and losses on the sale of loans held for sale are included as a component of non interest income in our Condensed Consolidated Statement of Earnings. A list of the activity in this portfolio is summarized below.

	Three month period ended Mar 31, 2011	Three month period ended Mar 31, 2010
Beginning balance	$673	$—
Loans originated	929	1,357
Proceeds from sales	(1,459)	(796)
Net realized gain on sales	25	12

Ending balance	$168	$573

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended March 31, 2011, were $1,212,512, or 64% of average earning assets, as compared to $951,009, or 59% of average earning assets, for the quarter ending March 31, 2010. Total loans at March 31, 2011 and December 31, 2010 were $1,229,019 and $1,130,034, respectively, an increase of $98,985, or 8.8%. This represents a loan to total asset ratio of 55% and 55% and a loan to deposit ratio of 67% and 67%, at March 31, 2011 and December 31, 2010, respectively.

The current weak economy in general and the struggling Florida real estate market in particular, have made it difficult to grow our loan portfolio. Although our loans increased by $98,985, or 8.8% as indicated above, this was primarily due to the TD Bank transaction described in Note 8. Excluding these purchased loans (outstanding balance of $114,737 at March 31, 2011), our loan portfolio decreased by $15,752, or 1.4% during the three month period ending March 31, 2011. Part of this decrease was due to charge-offs (approximately $9,298), and transfers out of loans into OREO and repossessed assets other than real estate (approximately $4,826 and $286, respectively). Excluding these components, loans deceased $1,342 which is a net amount comprised of new loan originations less maturities, pay-offs and normal amortization.

Approximately 15.4% of our loans, or $189,708, is covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. Within the FDIC covered loan portfolio, ninety-seven percent (97%) is collateralized by real estate, of which single family loans represent the largest component at $106,655 or 56% of total covered real estate loans.

In addition to the loans covered by FDIC loss share agreements discussed above, approximately 9.3% of our total loans, or $114,737, are subject to a two year put back option with TD Bank, whereas if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, we have the option to put back these loans to TD Bank subject to the terms of our agreement with TD Bank. We have no allowance for loan losses set aside for either the FDIC covered loans or the loans subject to the put back options discussed above. There is a total of approximately $924,574, or 75.3% of our total loans, that are not subject to either of these agreements of which we have set aside a total allowance for loan losses of $28,245 or 3.05%.

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

Our total loans, including those with and without loss protection agreements, total $1,229,019 at March 31, 2011. Of this amount approximately 86% are collateralized by real estate, 10% are commercial non real estate loans and the remaining 4% are consumer and other non real estate loans. We have approximately $365,982 of single family residential loans which represents about 30% of our total loan portfolio. As with all of our loans, these are originated in our geographical market area in central Florida. Our largest category of loans is commercial real estate which represents approximately 46% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Mar 31, 2011	Dec 31, 2010
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$259,327	$255,571
Commercial	500,512	410,162
Construction, development, land	107,179	109,380

Total real estate	867,018	775,113
Commercial	116,424	100,906
Consumer and other loans, at fair value (note 1)	2,599	3,264
Consumer and other	53,990	52,115

Loans before unearned fees and cost	1,040,031	931,398
Unearned fees/costs	(720)	(728)

Total loans not covered by FDIC loss share agreements	1,039,311	930,670

Loans covered by FDIC loss share agreements
Real estate loans
Residential	106,655	110,586
Commercial	65,975	68,286
Construction, development, land	12,217	13,653

Total real estate	184,847	192,525
Commercial	4,861	5,760

Total loans covered by FDIC loss share agreements	189,708	198,285

Total loans	$1,229,019	$1,128,955

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.

Note 2:	Includes $114,737 of loans that are subject to a two year put back option with TD Bank, N.A., so that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank.

Credit quality and allowance for loan losses

Commercial, commercial real estate, construction, land, and land development loans in excess of $500 are monitored and evaluated for impairment on an individual loan basis. Commercial, commercial real estate, construction, land, and land development loans less than $500 are evaluated for impairment on a pool basis. All consumer and single family residential loans are evaluated for impairment on a pool basis.

On at least a quarterly basis, management reviews each impaired loan to determine whether it should have a specific reserve or partial charge-off. Management relies on appraisals to help make this determination. Updated appraisals are obtained for collateral dependent loans when a loan is scheduled for renewal or refinance. In addition, if the classification of the loan is downgraded to substandard, identified as impaired, or placed on non accrual status (collectively “Problem Loans”), an updated appraisal is obtained if the loan amount is greater than $500 and individually evaluated for impairment.

After an updated appraisal is obtained for a Problem Loan, as described above, an additional updated appraisal will be obtained on at least an annual basis. Thus, current appraisals for Problem Loans in excess of $500 will not be older than one year.

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

We maintain an allowance for loan losses that we believe is adequate to absorb probable losses incurred in our non covered loan portfolio. The FDIC is obligated to reimburse us for 80% of losses incurred in our covered loan portfolio subject to the terms of our loss share agreements with the FDIC. Our covered loan portfolio, loans purchased from the FDIC with specific identified credit deficiencies and those with implied credit deficiencies, has been marked to fair value at the acquisition date, which considers an estimate of probable losses, and is evaluated for impairment on a pool basis on a quarterly basis, pursuant to ASC Topic 310-30. Performing loans purchased pursuant to the TD Bank transaction described in Note 8, are performing loans without any specific or implied credit deficiencies. These loans are included in our allowance for loan loss analysis, but do not have any loss factor assigned to them since they are at fair value and due to the two year put back option in place with TD Bank as described in Note 8. We believe that our total loans are adequately recorded to absorb probable losses.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at March 31, 2011 and December 31, 2010. The data in the table below excludes loans covered by FDIC loss share agreement.

	Mar 31, 2011	Dec 31, 2010	Increase (decrease)
Impaired loans	$83,802	$86,977	($3,175)
Component 1 (specific allowance)	4,492	3,194	1,298
Specific allowance as percentage of impaired loans	5.36%	3.67%	169 bps

Performing loans purchased from TD Bank and subject to put back option	114,737	—	114,737
Component 2 (general allowance)	—	—	—
General allowance as percentage of purchased loans	—	—	—

Total loans other than impaired loans	840,772	843,693	(2,921)
Component 2 (general allowance)	23,753	23,073	680
General allowance as percentage of non impaired loans	2.83%	2.73%	10 bps

Total loans, excluding loans covered by FDIC loss share agreements	1,039,311	930,670	108,641
Total allowance for loan losses	28,245	26,267	1,978
Allowance for loan losses as percentage of non covered loans	2.72%	2.82%	(10 bps )
Allowance for loan losses as percentage of non covered loans excluding loans purchased from TD Bank and subject to put back option	3.05%	2.82%	23 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans not covered by FDIC loss share agreements outstanding was 2.72% (3.05% excluding loans purchased from TD Bank and subject to put back option) at March 31, 2011 compared to 2.82% at December 31, 2010. Our ALLL increased by a net amount of $1,978 during this three month period. Component 2 (general allowance) increased by $680 during the period. This increase is primarily due to changes in our historical charge-off rates and changes in our current environmental factors.

Component 1 (specific allowance) increased by $1,298. This Component is the result of a specific allowance analysis prepared for each of our impaired loans excluding loans covered by FDIC loss share agreements. Our specific allowance is the aggregate of the results of individual analysis prepared for each one of these impaired loans on a loan by loan basis. The increase in our specific allowance is the result of charge-offs taken during the period, as well as the change in mix and evaluation of impaired loans.

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

	Three month period ended Mar 31,
	2011	2010
Allowance at beginning of period	$26,267	$23,289
Charge-offs
Residential real estate loans	(2,772)	(767)
Commercial real estate loans	(3,977)	(1,195)
Construction, development and land loans	(2,101)	(832)
Non real estate commercial loans	(257)	(361)
Non real estate consumer and other loans	(351)	(155)

Total charge-offs	(9,458)	(3,310)

Recoveries
Residential real estate loans	108	3
Commercial real estate loans	12	13
Construction, development and land loans	2	5
Non real estate commercial loans	11	—
Non real estate consumer and other loans	27	13

Total recoveries	160	34

Net charge-offs	(9,298)	(3,276)
Provision for loan losses	11,276	4,075

Allowance at end of period	$28,245	$24,088

Our charge-offs increased during the current quarter compared to the same quarter from the previous year as indicated in the table above. This is consistent with the continued degradation of real estate values in Florida and the poor economic environment in general.

We acquired three FDIC failed financial institutions during the third quarter of 2010, including loans covered by FDIC loss share agreements. All of the loans acquired are being accounted for pursuant to ASC Topic 310-30. We arrived at this conclusion as follows.

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

The carrying amount of the loans we acquired from the FDIC, both Type A and Type B, as we defined in the two preceding paragraphs, are summarized as follows:

	Mar 31, 2011	Dec 31, 2010
Real estate loans
Residential	$106,655	$110,586
Commercial	65,975	68,286
Construction, development, land	12,217	13,653

Total real estate loans	184,847	192,525
Commercial	4,861	5,760

Total loans covered by FDIC loss share agreements	189,708	198,285
Consumer	2,599	3,264

Total loans purchased from the FDIC	$192,307	$201,549

Income recognized on loans we purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. Accretable yield, or interest income expected to be collected is as follows:

Balance at December 31, 2010	$39,051
Accretion of interest income	(3,248)
Reclassification from non-accretable difference	—

Balance at March 31, 2011	$35,803

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of the respective acquisition dates during the third quarter of 2010 and as of March 31, 2011.

	at acquisition	activity during the three month periods ending			Balance at
	dates	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Mar 31, 2011
Contractually required principal and interest	$357,946	$(6,477)	$(16,830)	$(12,490)	$322,149
Non-accretable difference	(94,039)				(94,039)

Cash flows expected to be collected	263,907	(6,477)	(16,830)	(12,490)	228,110
Accretable yield	(43,334)	1,696	2,587	3,248	(35,803)

Carry value of acquired loans	$220,573	$(4,781)	$(14,243)	$(9,242)	$192,307

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 6.89% at March 31, 2011, compared to 7.07% at December 31, 2010.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $82,334 at March 31, 2011, compared to $78,524 at December 31, 2010. Non performing assets as a percentage of total assets were 3.70% at March 31, 2011, compared to 3.81% at December 31, 2010.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated.

	Mar 31, 2011	Dec 31, 2010
Non-accrual loans (note 1)	$71,631	$62,553
Past due loans 90 days or more and still accruing interest (note 1)	—	3,200

Total non-performing loans (NPLs) (note 1)	71,631	65,753

Other real estate owned (OREO) (note 1)	10,222	12,239
Repossessed assets other than real estate (note 1)	481	532

Total non-performing assets (NPAs) (note 1)	$82,334	$78,524

Total NPLs as a percentage of total loans (note 1)	6.89%	7.07%
Total NPAs as a percentage of total assets (note 1)	3.70%	3.81%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans (note 1)	1.66%	1.96%
Allowance for loan losses	$28,245	$26,267
Allowance for loan losses as a percentage of NPLs (note 1)	39%	40%

Note 1:	Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of March 31, 2011 the Company had reported a total of 319 non accrual loans with an aggregate book value of $71,631, compared to December 31, 2010 when 268 non accrual loans with an aggregate book value of $62,553 were reported. All but one of the five categories increased over the three month period, with the largest increases occurring in commercial real estate (approximately $5,165 net increase) followed by land related loans (approximately $3,184).

This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate loans	$17,940	25%	128
Commercial real estate loans	33,529	47%	76
Construction, development and land loans	18,730	26%	67
Non real estate commercial loans	808	1%	21
Non real estate consumer and other loans	624	1%	27

Total non accrual loans at March 31, 2010	$71,631	100%	319

There are no construction or development loans with national builders. The Company has historically done business with local builders and developers that have typically been long time customers. However, the Company believes that this category (i.e. construction, development and land) is the loan category where the most risk is present. On the positive side, the category only represents about 10% of the total loan portfolio excluding loans covered by FDIC loss share agreements. Evidencing the riskier nature of the category, it represents a disproportionate 26% of the Company’s total non accrual loans and approximately 22% of the Company’s total OREO, excluding OREO covered by FDIC loss share agreements.

As indicated above, non accrual construction, development, and land loans totaled $18,730 at March 31, 2011. Most of this relates to land, either developed or not developed, commercial and residential. About $710 is single family residential construction and $466 is commercial construction.

During the first three months of the current year, the Company charged off, net of recoveries, approximately $2,099 of its construction, development and land loans, about 23% of the total net charge offs. During the year ending December 31, 2010, the Company had total charge offs, net of recoveries, of $26,646. About 18% ($4,827) came from this same category.

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At March 31, 2011, total OREO was $21,554. Of this amount, $11,332 is covered by FDIC loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $10,222 at March 31, 2011. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Statement of Operations. OREO is further delineated in the table below.

(unaudited) Description of repossessed real estate	carrying amount at Mar 31, 2011
29 single family homes	$2,482
6 mobile homes with land	74
48 residential building lots	848
18 commercial buildings	5,431
Land / various acreages	1,387

Total, excluding OREO covered by FDIC loss share agreements	$10,222

In this current depressed real estate environment that the Nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $21,176 of TDRs. Of this amount $8,659 are performing pursuant to their modified terms, and $12,517 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”). Current accounting standards generally require TDRs to be included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs.

Troubled debt restructured loans (“TDRs”):	Mar 31,	Dec 31,
(in thousands of dollars)	2011	2010
Performing TDRs	$8,659	$10,591
Non performing TDRs, included in NPLs above	12,517	11,731

Total TDRs	$21,176	$22,322

TDRs as of March 31, 2011 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below.

TDRs	Accruing	Non Accrual	Total
Real estate loans:
Residential	$5,521	$5,725	$11,246
Commercial	1,862	6,065	7,927
Construction, development, land	459	466	925

Total real estate loans	7,842	12,256	20,098
Commercial	349	50	399
Consumer and other	468	211	679

Total TDRs	$8,659	$12,517	$21,176

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. A summary of the types of concessions made are presented in the table below.

Mar 31, 2011
3 months interest only	$270
6 months interest only	2,538
7 months interest only	50
9 months interest only	307
12 months interest only	10,256
18 months interest only	191
payment reduction for 12 months	4,425
all other	3,139

Total TDRs	$21,176

It is still early in our experience with these types of activities, but approximately 41% of our TDRs are current pursuant to their modified terms, and about $12,517, or approximately 59% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. Non performing TDRs average approximately nineteen months in age from their modification date through March 31, 2011. Performing TDRs average approximately fourteen months in age from their modification date through March 31, 2011.

Impaired loans are defined as loans that management has concluded will not repay as agreed. (Small balance homogeneous loans are not considered for impairment purposes.) Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or other economic conditions change. At March 31, 2011 we have identified a total of $83,802 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $4,492 has been attached to $15,085 of the total identified impaired loans.

The table below summarizes impaired loan data for the periods presented.

	Mar 31, 2011	Dec 31, 2010
Impaired loans with a specific valuation allowance	$15,085	$72,903
Impaired loans without a specific valuation allowance	68,717	14,074

Total impaired loans	$83,802	$86,977
Amount of allowance for loan losses allocated to impaired loans	4,492	$3,194

Performing TDRs	$8,659	$10,591
Non performing TDRs, included in NPLs	12,517	11,731

Total TDRs (TDRs are required to be included in impaired loans)	$21,176	$22,322
Impaired loans that are not TDRs	62,626	64,655

Total impaired loans	$83,802	$86,977

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of March 31, 2011, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $86,652 at March 31, 2011 compared to $84,982 at December 31, 2010, an increase of $1,670 or 2%. This amount is the result of purchases and construction in process of $2,669 less $999 of depreciation expense. The $2,669 of purchases and construction cost can be further delineated as follows: approximately $887 for purchases of buildings, land and construction costs; approximately $378 in capitalization of certain software development costs related to our correspondent banking division; and, the remaining $1,404 is a combination of purchases of equipment, furniture and software, net of disposals.

Deposits

During the three month period ending March 31, 2011, time deposits decreased by $4,385 and non time deposits increased by $146,693. In these two sequential quarters, cost of deposits decreased in each deposit category, but the category affecting the overall decrease the most was time deposits. In addition to repricing maturing time deposits to current market rates, time deposits as a percentage of total deposits decreased from 39% to 36%. During the same time, core deposits (non time deposits) as a percentage of total deposits increased, both in terms of actual dollars and as a percentage of total deposits. A summary of our deposit mix over the previous five quarters is presented in the table below.

	Mar 31, 2011	% of total	Dec 31, 2010	% of total
Demand - non-interest bearing	$378,395	21%	$323,224	19%
Demand - interest bearing	310,660	17%	282,405	17%
Savings deposits	209,690	11%	198,428	12%
Money market accounts	275,729	15%	223,724	13%
Time deposits	653,428	36%	657,813	39%

Total deposits	$1,827,902	100%	$1,685,594	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $15,522 at March 31, 2011 compared to $13,789 at December 31, 2010.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At March 31, 2011 we had $92,111 of correspondent bank deposits or federal funds purchased, compared to $68,495 at December 31, 2010.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At March 31, 2011 and December 31, 2010, advances from the Federal Home Loan Bank were as follows.

	Mar 31, 2011	Dec 31, 2010
Matures January 7, 2011, interest rate is fixed at 3.63%	$—	$3,000
Matures January 10, 2011, interest rate is fixed at 1.84%	—	3,000
Matures January 11, 2011, interest rate is fixed at 0.61%	—	3,000
Matures June 27, 2011, interest rate is fixed at 3.93%	3,000	3,000
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	3,000

Total	$6,000	$15,000

Corporate debentures

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

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

Stockholders’ equity

Stockholders’ equity at March 31, 2011, was $252,987, or 11.4% of total assets, compared to $252,249, or 12.2% of total assets at December 31, 2010. The increase in stockholders’ equity was due to the following items:

$252,249	Total stockholders’ equity at December 31, 2010
165	Net income during the period
(300)	Dividends paid on common shares, $0.01 per common share
492	Net increase in market value of securities available for sale, net of deferred taxes
95	Employee stock options exercised
286	Employee equity based compensation

$252,987	Total stockholders’ equity at March 31, 2011

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2011, each of our subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2011 and December 31, 2010 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2011
Total capital (to risk weighted assets)	$227,136	18.0%	$126,269	> 10%	$100,867
Tier 1 capital (to risk weighted assets)	211,199	16.7%	75,761	> 6%	135,438
Tier 1 capital (to average assets)	211,199	10.0%	105,704	> 5%	105,495

December 31, 2010
Total capital (to risk weighted assets)	$227,907	19.3%	$118,230	> 10%	$109,677
Tier 1 capital (to risk weighted assets)	212,986	18.0%	70,938	> 6%	142,048
Tier 1 capital (to average assets)	212,986	10.3%	103,053	> 5%	109,933

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Overview

We recognized net income of $165 or $0.01 per share basic and diluted for the three month period ended March 31, 2011, compared to net income of $393 or $0.02 per share basic and diluted for the same period in 2010.

Although the net income amounts were similar between these two quarters, there were significant differences in the components, including:

•

increase in net interest income due to the acquisition of three failed financial institutions from the FDIC during the third quarter of 2010 and from the purchase of loans and deposits from TD Bank, N.A. during January 2011; these acquisitions were also a primary contributing factor causing the increase in operating expenses;

•	significant increase in loan loss provision which is reflective of the deteriorating real estate market in Central Florida;

•

offsetting the increase in credit related expenses during the current quarter was a significant bargain purchase gain related to the acquisition and assumption of certain assets and liabilities from TD Bank, N.A. as discussed in Note 8; and

•	commission revenue from bond sales at our correspondent banking division was lower primarily due to the interest rate environment.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $3,128 or 23% to $16,974 during the three month period ended March 31, 2011 compared to $13,846 for the same period in 2010. The $3,128 increase was the result of a $2,216 increase in interest income and a $912 decrease in interest expense.

Interest earning assets averaged $1,896,577 during the three month period ended March 31, 2011 as compared to $1,608,823 for the same period in 2010, an increase of $287,754, or 18%. The yield on average interest earning assets decreased 22bps to 4.36% (22bps to 4.41% tax equivalent basis) during the three month period ended March 31, 2011, compared to 4.58% (4.63% tax equivalent basis) for the same period in 2010. The combined effects of the $287,754 increase in average interest earning assets and the 22bps (22bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $2,216 ($2,249 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,537,416 during the three month period ended March 31, 2011 as compared to $1,275,676 for the same period in 2010, an increase of $261,740, or 21%. The cost of average interest bearing liabilities decreased 47bps to 0.90% during the three month period ended March 31, 2011, compared to 1.37% for the same period in 2010. The combined effects of the $261,740 increase in average interest bearing liabilities and the 47bps decrease in cost of average interest bearing liabilities resulted in the $912 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2011 and 2010 on a tax equivalent basis.

	Three months ended March 31,
	2011			2010
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (8)	$1,212,512	$16,393	5.48%	$951,009	$13,261	5.66%
Securities- taxable	506,699	3,569	2.86%	463,128	4,429	3.88%
Securities- tax exempt (8)	33,902	509	6.09%	35,833	531	6.01%
Fed funds sold and other (3)	143,464	134	0.38%	158,853	135	0.34%

Total interest earning assets	1,896,577	20,605	4.41%	1,608,823	18,356	4.63%

Allowance for loan losses	(26,614)			(23,731)
All other assets	294,991			174,697

Total assets	$2,164,954			$1,759,789

Interest bearing deposits (4)	1,422,934	3,209	0.91%	$1,077,922	4,047	1.52%
Fed funds purchased	77,311	19	0.10%	140,595	35	0.10%
Other borrowings (5)	24,671	72	1.18%	44,659	132	1.20%
Corporate debenture	12,500	103	3.34%	12,500	101	3.28%

Total interest bearing liabilities	1,537,416	3,403	0.90%	1,275,676	4,315	1.37%

Demand deposits	354,036			242,490
Other liabilities	21,814			11,536
Stockholders’ equity	251,688			230,087

Total liabilities and stockholders’ equity	$2,164,954			$1,759,789

Net interest spread (tax equivalent basis) (6)			3.51%			3.26%

Net interest income (tax equivalent basis)		$17,202			$14,041

Net interest margin (tax equivalent basis) (7)			3.68%			3.54%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $64 and $76 for the three month periods ended March 31, 2011 and 2010.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($473) and ($96) for the three month periods ended March 31, 2011 and 2010.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 7:	Represents net interest income divided by total interest earning assets.
Note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $7,201, or 177%, to $11,276 during the three month period ending March 31, 2011 compared to $4,075 for the comparable period in 2010. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2011 was $21,299 compared to $10,473 for the comparable period in 2010. This increase was the result of the following components listed in the table below.

Three month period ending:	Mar 31, 2011	Mar 31, 2010	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,556	$1,596	$(40)	(2.5%)
Income from correspondent banking and bond sales division	4,470	6,356	(1,886)	(29.7%)
Correspondent banking division – other fees	339	135	204	151.1%
Commissions from sale of mutual funds and annuities	439	104	335	322.1%
Debit card and ATM fees	656	402	254	63.2%
Loan related fees	190	130	60	46.2%
BOLI income	239	152	87	57.2%
Trading securities revenue	161	84	77	91.7%
FDIC indemnification asset- accretion of discount rate	468	—	468	n/a
FDIC OREO indemnification income	1,136	—	1,136	n/a
Other service charges and fees	507	78	429	550.0%
Gain on sale of securities	9	1,436	(1,427)	(99.4%)

Subtotal	$10,170	$10,473	$(303)	(2.9%)
Bargain purchase gain	11,129	—	11,129	n/a

Total non-interest income	$21,299	$10,473	$10,826	103.4%

The increase in non-interest income between the two quarters presented above was primarily due to the bargain purchase gain recognized pursuant to the TD Bank, N.A. transaction discussed in Note 8.

We recognized revenue of approximately $1,136 relating to FDIC OREO indemnification during the current quarter. This relates to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. To the extent we recognize further degradation of value related to these OREO properties, the loss or charge-down is recognized as non interest expense, and approximately 80% of the recognized loss is recognized as income in our non interest income, pursuant to the loss sharing agreements we have with the FDIC.

We also recognized accretion income relating to our FDIC indemnification asset of approximately $468. This also relates to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. We make estimates of expected losses on the loans we purchased from the FDIC and we estimate the time period we expect those losses to occur. Pursuant to our loss share agreements (indemnification agreements) with the FDIC, we expect to be reimbursed for those expected future losses during those expected future periods. The present value of these expected future reimbursements is the estimated value of our indemnification asset carried on our balance sheet. Over time, we accrete non interest income based on the discount factor(s) we used to present value our expected future reimbursements. During the current quarter, this accretion was $468.

Commissions earned on bond sales (“Income from correspondent banking and bond sales division”) was lower this quarter due to lower volume of bond sales which was management believes is related to the current interest rate environment. Our customers our small to medium size financial institutions primarily located in the southeast. When interest rates are falling, these institutions generate significant unrealized gains in their security portfolios, some of which they will lock in by selling bonds, and reinvesting. That type of interest rate environment will generally increase volume, which will increase our commission revenue. When interest rates are low, with the propensity to increase, volume tends to slow, which will tend to generally decrease our revenue from bond sales commissions.

Non-interest expense

Non-interest expense for the three months ended March 31, 2011 increased $7,317, or 37.1%, to $27,042, compared to $19,725 for the same period in 2010. Components of our non-interest expenses are listed in the table below.

Three month period ending:	Mar 31, 2011	Mar 31, 2010	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$10,572	$9,250	$1,322	14.3%
Employee incentive/bonus compensation	612	708	(96)	(13.6%)
Employee stock based compensation	195	158	37	23.4%
Employer 401K matching contributions	279	170	109	64.1%
Deferred compensation expense	116	67	49	73.1%
Health insurance and other employee benefits	833	840	(7)	(0.8%)
Payroll taxes	933	687	246	35.8%
Other employee related expenses	92	129	(37)	(28.7%)
Incremental direct cost of loan origination	(126)	(127)	1	0.8%

Total salaries, wages and employee benefits	$13,506	$11,882	$1,624	13.7%

Occupancy expense	2,106	1,447	659	45.5%
Depreciation of premises and equipment	999	755	244	32.3%
Supplies, stationary and printing	312	215	97	45.1%
Marketing expenses	728	555	173	31.2%
Data processing expense	1,381	534	847	158.6%
Legal, auditing and other professional fees	925	632	293	46.4%
Bank regulatory related expenses	800	614	186	30.3%
Postage and delivery	231	110	121	110.0%
ATM and debit card related expenses	316	286	30	10.5%
CDI amortization	190	104	86	82.7%
Loss on sale of repossessed real estate (“OREO”)	518	27	491	1818.5%
Valuation write down of repossessed real estate (“OREO”)	2,035	882	1,153	130.7%
Loss on repossessed assets other than real estate	21	107	(86)	(80.4%)
Foreclosure related expenses	987	418	569	136.1%
Internet and telephone banking	185	134	51	38.1%
Put-back option amortization	73	—	73	n/a
Visa/Mastercard processing and prepaid card expenses	389	47	342	727.7%
Operational write-offs and losses	121	40	81	202.5%
Correspondent accounts and Federal Reserve charges	118	72	46	63.9%
Conferences/Seminars/Education/Training	74	155	(81)	(52.3%)
Director fees	68	95	(27)	(28.4%)
Travel expenses	37	114	(77)	(67.5%)
Other expenses	922	453	469	103.5%

Total non-interest expense	$27,042	$19,725	$7,317	37.1%

We continue the integration process of the three failed institutions acquired from the FDIC during the third quarter. These institutions continue to operate on their legacy core processing systems. Conversion is scheduled for summer and early fall 2011. We will not fully realize the expected operating efficiencies from these acquisitions until that time. In addition, several seasoned bank management teams were hired last year and two new offices were opened. The teams are growing and developing business in the new markets rapidly and are expected to eventually add significant contributions to the Company’s profitability, but at the present time they have added additional overhead expenses. The Company has conversion teams in place for the upcoming three FDIC bank conversions and the merger of the remaining subsidiary bank not yet merged into the lead bank. This team has contributed to the elevated operating expenses, as well as the due diligence team used for evaluating potential FDIC and other acquisition transactions, and a large special asset disposition department that is charged with the task of resolving the Company’s NPAs and OREO. All of these activities have elevated the Company’s operating expenses, but much of this added expense is temporary in nature.

Benefit for income taxes

We recognized an income tax benefit for the three months ended March 31, 2011 of $210 on pre-tax loss of $45 (an effective tax rate of 467%) compared to an income tax provision of $126 on pre-tax earnings of $519 (an effective tax rate of 24.3%) for the comparable quarter in 2010. Net tax exempt income generally decreases a company’s effective tax rate (compared to statutory rates) when the company reports earnings. When there is a loss, the same net tax exempt income will generally produce higher effective tax rates. In addition, we had more tax exempt income during the current quarter compared to the same quarter last year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2010. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2011. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). Based on that evaluation and the identification of the material weakness in our internal control over financial reporting as described below, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

As reported in our 2010 Annual Report, management conducted a thorough and methodical evaluation and testing of our internal controls over financial reporting as of December 31, 2010, which resulted in the identification of one material control weakness. Management continues their ongoing efforts to correct and revise the existing processes surrounding this material weakness and additional changes will be implemented as determined necessary.

Allowance for Loan Losses

During the fourth quarter of 2010, management determined that we did not maintain effective internal control over specific reserves on impaired loans. Specifically, management identified a material weakness in our internal controls related to the timing of specific reserve recognition on our impaired loans.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2010 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: May 10, 2011	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief
Executive Officer

Date: May 10, 2011	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer