Form 10-Q
period 2011-06-30
CenterState Banks, Inc.
filed 2011-08-05
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,039,332 shares
(class)	Outstanding at August 1, 2011

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	As of June 30, 2011	As of December 31, 2010
ASSETS
Cash and due from banks	$19,176	$23,251
Federal funds sold and Federal Reserve Bank deposits	230,322	154,264

Cash and cash equivalents	249,498	177,515
Trading securities, at fair value	1,249	2,225
Investment securities available for sale, at fair value	455,131	500,927
Loans held for sale, at lower of cost or fair value	899	673

Loans covered by FDIC loss share agreements	179,982	198,285
Loans, excluding those covered by FDIC loss share agreements	1,014,215	930,670
Less allowance for loan losses	(27,418)	(26,267)

Net Loans	1,166,779	1,102,688

Bank premises and equipment, net	88,015	84,982
Accrued interest receivable	5,897	6,570
Federal Home Loan Bank and Federal Reserve Bank stock	9,151	10,122
Goodwill	38,035	38,035
Core deposit intangible	4,382	3,921
Bank owned life insurance (“BOLI”)	27,914	27,440
Other repossessed real estate owned covered by FDIC loss share agreements	9,696	11,104
Other repossessed real estate owned (“OREO”)	11,284	12,239
FDIC indemnification asset	58,944	59,456
Deferred income taxes, net	10,214	8,439
Prepaid expense and other assets	19,438	16,588

TOTAL ASSETS	$2,156,526	$2,062,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$395,775	$323,224
Demand - interest bearing	310,533	282,405
Savings and money market accounts	448,347	422,152
Time deposits	611,280	657,813

Total deposits	1,765,935	1,685,594

Securities sold under agreement to repurchase	18,652	13,789
Federal funds purchased	87,435	68,495
Federal Home Loan Bank advances	3,000	15,000
Corporate debentures	12,500	12,500
Accrued interest payable	985	1,148
Settlement payments due FDIC	2,389	6,258
Accounts payables and accrued expenses	15,344	7,891

Total liabilities	1,906,240	1,810,675

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; 30,039,092 and 30,004,761 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	300	300
Additional paid-in capital	227,992	227,464
Retained earnings	16,788	21,569
Accumulated other comprehensive income	5,206	2,916

Total stockholders’ equity	250,286	252,249

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,156,526	$2,062,924

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest income:
Loans	$16,254	$13,034	$32,581	$26,269
Investment securities available for sale:
Taxable	3,945	4,307	7,514	8,737
Tax-exempt	341	361	688	722
Federal funds sold and other	165	138	299	273

	20,705	17,840	41,082	36,001

Interest expense:
Deposits	2,982	3,957	6,191	8,004
Securities sold under agreement to repurchase	23	26	47	50
Federal funds purchased	12	30	32	65
Federal Home Loan Bank advances	46	102	93	210
Corporate debentures	103	103	206	204

	3,166	4,218	6,569	8,533

Net interest income	17,539	13,622	34,513	27,468
Provision for loan losses	11,645	4,045	22,921	8,120

Net interest income after loan loss provision	5,894	9,577	11,592	19,348

Non interest income:
Service charges on deposit accounts	1,417	1,655	2,973	3,251
Income from correspondent banking and bond sales division	5,759	7,372	10,229	13,728
Commissions from sale of mutual funds and annuities	322	361	761	465
Debit card and ATM fees	714	465	1,370	867
Loan related fees	306	117	471	247
BOLI income	235	152	474	304
Gain on sale of securities	3,120	1,639	3,129	3,075
Trading securities revenue	106	115	267	199
Bargain purchase gain	—	—	11,129	—
Adjustment to FDIC indemnification asset	585	—	1,721	—
FDIC indemnification asset accretion	(47)	—	421	—
Other non interest revenue and fees	701	283	1,179	496

Total other income	13,218	12,159	34,124	22,632

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Non interest expenses:
Salaries, wages and employee benefits	13,820	12,510	27,326	24,392
Occupancy expense	2,114	1,488	4,208	2,935
Depreciation of premises and equipment	996	706	1,995	1,461
Supplies, stationary and printing	366	283	670	498
Marketing expenses	760	596	1,488	1,151
Data processing expense	1,625	664	2,917	1,198
Legal, auditing and other professional fees	623	750	1,317	1,382
Core deposit intangible (CDI) amortization	201	102	391	206
Postage and delivery	200	125	431	235
ATM and debit card related expenses	424	313	740	599
Bank regulatory expenses	645	688	1,445	1,302
(Gain) loss on sale of repossessed real estate (“OREO”)	(463)	(3)	55	24
Valuation write down of repossessed real estate (“OREO”)	1,235	428	3,270	1,310
Loss on repossessed assets other than real estate	82	126	103	233
Foreclosure related expenses	2,008	276	2,995	694
Other expenses	1,893	1,546	3,827	2,703

Total other expenses	26,529	20,598	53,178	40,323

(Loss) income before income taxes	(7,417)	1,138	(7,462)	1,657
(Benefit) provision for income taxes	(3,071)	234	(3,281)	360

Net (loss) income	$(4,346)	$904	$(4,181)	$1,297

Comprehensive (loss) income	$(2,548)	$2,622	$(1,891)	$2,792

(Loss) earnings per share:
Basic	$(0.14)	$0.03	$(0.14)	$0.05
Diluted	$(0.14)	$0.03	$(0.14)	$0.05

Common shares used in the calculation of (loss) earnings per share:
Basic	30,037,556	25,802,818	30,028,844	25,789,891
Diluted	30,037,556	25,967,594	30,028,844	25,978,805

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2011 and 2010 (unaudited)

(in thousands of dollars, except per share data)

	Number of common shares	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income(loss)	Total stockholders’ equity
Balances at January 1, 2010	25,773,229	$258	$193,464	$28,623	$7,065	$229,410

Comprehensive income:
Net income				1,297		1,297
Unrealized holding gain on available for sale securities, net of deferred income tax benefit of $940					1,495	1,495

Total comprehensive income						2,792

Dividends paid - common ($0.02 per share)				(516)		(516)
Stock options exercised, including tax benefit	88,872	1	723			724
Stock grants issued	700		8			8
Stock based compensation expense			213			213

Balances at June 30, 2010	25,862,801	$259	$194,408	$29,404	$8,560	$232,631

Balances at January 1, 2011	30,004,761	$300	$227,464	$21,569	$2,916	$252,249

Comprehensive income:
Net loss				(4,181)		(4,181)
Unrealized holding gain on available for sale securities, net of deferred income tax benefit of $1,382					2,290	2,290

Total comprehensive loss						(1,891)

Dividends paid - common ($0.02 per share)				(600)		(600)
Stock options exercised, including tax benefit	14,903		95			95
Stock grants issued	19,428		216			216
Stock based compensation expense			217			217

Balances at June 30, 2011	30,039,092	$300	$227,992	$16,788	$5,206	$250,286

	Three months ended		Six months ended
Disclosure of reclassification amounts:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Unrealized holding gain arising during the period, net of income taxes	$3,744	$2,715	$4,242	$3,384
Less: reclassified adjustments for gain included in net income, net of income taxes of $1,174, $642, $1,177, and $1,186, respectively, for the periods presented	(1,946)	(997)	(1,952)	(1,889)

Net unrealized gain on securities, net of income taxes	$1,798	$1,718	$2,290	$1,495

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six months ended June,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(4,181)	$1,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,921	8,120
Depreciation of premises and equipment	1,995	1,461
Amortization of purchase accounting adjustments	(6,636)	4
Net amortization/accretion of investment securities	3,526	2,519
Net deferred loan origination fees	(64)	(40)
Gain on sale of securities available for sale	(3,129)	(3,075)
Trading securities revenue	(267)	(199)
Purchases of trading securities	(118,082)	(94,562)
Proceeds from sale of trading securities	119,325	94,519
Repossessed real estate owned valuation write down	3,270	1,310
Loss on sale of repossessed real estate owned	55	24
Repossessed assets other than real estate valuation write down	77	23
Loss on sale of repossessed assets other than real estate	26	210
Gain on sale of loans held for sale	(52)	(21)
Loans originated and held for sale	(3,140)	(2,557)
Proceeds from sale of loans held for sale	2,966	1,727
Gain on disposal of and or sale of fixed assets	(28)	—
Deferred income taxes	(3,157)	(1,087)
Stock based compensation expense	372	338
Bank owned life insurance income	(474)	(304)
Bargain purchase gain from TD acquisition	(11,129)	—
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(716)	(19,270)
Net change in accrued interest payable, accrued expense, and other liabilities	3,340	14,923

Net cash provided by operating activities	6,818	5,360

Cash flows from investing activities:
Purchases of investment securities available for sale	(35,767)	(278,212)
Purchases of mortgage backed securities available for sale	(177,866)	(120,787)
Purchases of FHLB and FRB stock	—	(609)
Proceeds from maturities of investment securities available for sale	419	7,154
Proceeds from called investment securities available for sale	53,520	51,765
Proceeds from pay-downs of mortgage backed securities available for sale	55,572	63,287
Proceeds from sale of investment securities available for sale	10,621	29,909
Proceeds from sales of mortgage backed securities available for sale	142,572	105,746
Proceeds from sale of FHLB and FRB stock	971	—
Net decrease in loans	27,538	6,163
Purchases of premises and equipment, net	(4,340)	(9,137)
Proceeds from sale of repossessed real estate	10,005	1,641
Proceeds from insurance claims related to repossessed real estate	263	—
Proceeds from sale of fixed assets	71	—
Net cash from bank acquisition	4,349	—

Net cash (used) provided by investing activities	87,928	(143,080)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Six months ended June 30,
	2011	2010
Cash flows from financing activities:
Net (decrease) increase in deposits	(34,061)	122,558
Net increase (decrease) in securities sold under agreement to repurchase	4,863	(7,287)
Net increase (decrease) increase in federal funds purchased	18,940	(60,309)
Net decrease in FHLB advances	(12,000)	(3,000)
Stock options exercised, including tax benefit	95	724
Dividends paid	(600)	(516)

Net cash (used) provided by financing activities	(22,763)	52,170

Net increase (decrease) in cash and cash equivalents	71,983	(85,550)
Cash and cash equivalents, beginning of period	177,515	192,407

Cash and cash equivalents, end of period	$249,498	$106,857

Transfer of loans to other real estate owned	$11,230	$3,923

Cash paid during the period for:
Interest	$7,612	$8,826

Income taxes	$147	$378

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the six month period ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were approximately 1,155,304 and 1,110,300 stock options that were anti dilutive at June 30, 2011 and 2010, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net (loss) income	$(4,346)	$904	$(4,181)	$1,297

Net (loss) income available for common shareholders	$(4,346)	$904	$(4,181)	$1,297

Denominator:
Denominator for basic earnings per share
- weighted-average shares	30,037,556	25,802,818	30,028,844	25,789,891
Effect of dilutive securities:
Employee stock options and stock grants	—	164,776	—	188,914
Denominator for diluted earnings per share

- adjusted weighted-average shares	30,037,556	25,967,594	30,028,844	25,978,805

Basic (loss) earnings per share	$(0.14)	$0.03	$(0.14)	$0.05
Diluted (loss) earnings per share	$(0.14)	$0.03	$(0.14)	$0.05

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to period end but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of period end, the fair value was determined by broker price indications of similar or same securities.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The mortgage back securities held by the Company were issued by U. S. government sponsored entities and agencies. Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at June 30, 2011
Assets:
Trading securities	$1,249	—	$1,249	—
Available for sale securities
U.S. government sponsored entities and agencies	81,284	—	81,284	—
Mortgage backed securities	335,363	—	335,363	—
Municipal securities	38,484	—	38,484	—

at December 31, 2010
Assets:
Trading securities	$2,225	—	$2,225	—
Available for sale securities
U.S. government sponsored entities and agencies	113,416	—	113,416	—
Mortgage backed securities	354,258	—	354,258	—
Municipal securities	33,253	—	33,253	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at June 30, 2011
Assets:
Impaired loans
Residential real estate	$—	—	—	$—
Commercial real estate	3,087	—	—	3,087
Construction, land development and land	2,146	—	—	2,146
Commercial	—	—	—	—
Consumer	—	—	—	—
Other real estate owned
Residential real estate	$2,385	—	—	$2,385
Commercial real estate	3,607	—	—	3,607
Construction, land development and land	2,148	—	—	2,148
Commercial	—	—	—	—
Consumer	—	—	—	—

at December 31, 2010
Assets:
Impaired loans
Residential real estate	$2,000	—	—	$2,000
Commercial real estate	4,931	—	—	4,931
Construction, land development and land	3,949	—	—	3,949
Commercial	—	—	—	—
Consumer	—	—	—	—
Other real estate owned
Residential real estate	$2,372	—	—	$2,372
Commercial real estate	6,851	—	—	6,851
Construction, land development and land	3,016	—	—	3,016
Commercial	—	—	—	—
Consumer	—	—	—	—

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $7,503, with a valuation allowance of $2,270, at June 30, 2011, and a carrying amount of $14,074, with a valuation allowance of $3,194, at December 31, 2010. The Company recorded a provision for loan loss expense of $305, $1,266 and $2,455 on these loans during the three and six month period ending June 30, 2011, and the year ending December 31, 2010, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data. Such adjustments are typically significant and result in level 3 classification of inputs for determining fair value.

The fair value of our repossessed real estate (“other real estate owned” or “OREO”) is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The decline in fair value of other real estate owned was $1,235 and $3,270 during the three and six month period ending June 30, 2011. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

	Jun 30, 2011		Dec 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$249,498	$249,498	$177,515	$177,515
Trading securities	1,249	1,249	2,225	2,225
Investment securities available for sale	455,131	455,131	500,927	500,927
FHLB and FRB stock	9,151	n/a	10,122	n/a
Loans held for sale	899	899	673	673
Loans, less allowance for loan losses of $27,418 and $26,267, at June 30, 2011 and December 31, 2010, respectively	1,166,779	1,175,200	1,102,688	1,109,853
FDIC indemnification asset	58,544	58,544	59,456	59,456
Accrued interest receivable	5,897	5,897	6,570	6,570

Financial liabilities:
Deposits- without stated maturities	$1,154,655	$1,154,655	$1,027,781	$1,027,781
Deposits- with stated maturities	611,280	619,470	657,813	667,632
Securities sold under agreement to repurchase	18,652	18,652	13,789	13,789
Federal funds purchased (correspondent bank deposits)	87,435	87,435	68,495	68,495
Federal Home Loan Bank advances and other borrowed funds	3,000	3,031	15,000	15,113
Corporate debentures	12,500	6,094	12,500	6,075
Accrued interest payable	985	985	1,148	1,148

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the six and three month periods ending June 30, 2011 and 2010.

Six month period ending June 30, 2011

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$39,276	$1,806	—		$41,082
Interest expense	(6,332)	(31)	(206)		(6,569)

Net interest income	32,944	1,775	(206)		34,513
Provision for loan losses	(22,915)	(6)	—		(22,921)
Non interest income	22,835	11,289	—		34,124
Non interest expense	(41,065)	(10,704)	(1,409)		(53,178)

Net income before taxes	(8,201)	2,354	(1,615)		(7,462)
Income tax benefit (provision)	3,574	(885)	592		3,281

Net (loss) income	$(4,627)	$1,469	$(1,023)		$(4,181)

Total assets	$1,960,804	$192,882	$265,670	$(262,830)	$2,156,526

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

Three month period ending June 30, 2011

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$19,581	$1,124	—		$20,705
Interest expense	(3,052)	(11)	(103)		(3,166)

Net interest income	16,529	1,113	(103)		17,539
Provision for loan losses	(11,639)	(6)	—		(11,645)
Non interest income	6,913	6,305	—		13,218
Non interest expense	(20,174)	(5,726)	(629)		(26,529)

Net income before taxes	(8,371)	1,686	(732)		(7,417)
Income tax benefit (provision)	3,437	(634)	268		3,071

Net (loss) income	$(4,934)	$1,052	$(464)		$(4,346)

Total assets	$1,960,804	$192,882	$265,670	$(262,830)	$2,156,526

Six month period ending June 30, 2010
	Commercial and retail banking	Correspondent banking and bond sales Division	Corporate Overhead And Administration	Elimination entries	Total
Interest income	$33,084	$2,917	—		$36,001
Interest expense	(8,257)	(72)	(204)		(8,533)

Net interest income	24,827	2,845	(204)		27,468
Provision for loan losses	(8,117)	(3)	—		(8,120)
Non interest income	8,252	14,380	—		22,632
Non interest expense	(25,951)	(12,901)	(1,471)		(40,323)

Net income before taxes	(989)	4,321	(1,675)		1,657
Income tax benefit (provision)	666	(1,664)	638		(360)

Net (loss) income	$(323)	$2,657	$(1,037)		$1,297

Total assets	$1,626,365	$201,056	$247,287	$(253,366)	$1,821,342

Three month period ending June 30, 2010
	Commercial and retail banking	Correspondent banking and bond sales Division	Corporate Overhead And Administration	Elimination entries	Total
Interest income	$16,487	$1,353	—		$17,840
Interest expense	(4,081)	(34)	(103)		(4,218)

Net interest income	12,406	1,319	(103)		13,622
Provision for loan losses	(4,043)	(2)	—		(4,045)
Non interest income	4,401	7,758	—		12,159
Non interest expense	(13,135)	(6,738)	(725)		(20,598)

Net income before taxes	(371)	2,337	(828)		1,138
Income tax benefit (provision)	351	(900)	315		(234)

Net (loss) income	$(20)	$1,437	$(513)		$904

Total assets	$1,626,365	$201,056	$247,287	$(253,366)	$1,821,342

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

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

NOTE 5: Investment Securities Available for Sale

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$80,783	$631	$130	$81,284
Mortgage backed securities	328,229	7,173	39	335,363
Municipal securities	37,773	872	161	38,484

Total	$446,785	$8,676	$330	$455,131

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$113,183	$732	$499	$113,416
Mortgage backed securities	348,990	6,563	1,295	354,258
Municipal securities	34,079	259	1,085	33,253

Total	$496,252	$7,554	$2,879	$500,927

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The cost of securities sold is determined using the specific identification method. Sales of available for sale securities were as follows:

For the six months ended:	June 30, 2011	June 30, 2010
Proceeds	$153,193	$135,655
Gross gains	3,260	3,075
Gross losses	131	—

The tax provision related to these net realized gains was $1,177 and $1,186, respectively.

The fair value of available for sale securities at June 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Investment securities available for sale	Fair Value	Amortized Cost
Due in one year or less	$746	$745
Due after one year through five years	12,331	12,192
Due after five years through ten years	47,201	46,650
Due after ten years through thirty years	59,490	58,969
Mortgage backed securities	335,363	328,229

	$455,131	$446,785

Securities pledged at June, 2011 and December 31, 2010 had a carrying amount (estimated fair value) of $162,496 and $157,087 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$14,870	$130	$—	$—	$14,870	$130
Mortgage backed securities	13,016	39	—	—	13,016	39
Municipal securities	3,427	92	1,383	69	4,810	161

Total temporarily impaired securities	$31,313	$261	$1,383	$69	$32,696	$330

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

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

Mortgage-backed securities: At June 30, 2011, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Jun 30, 2011	Dec 31, 2010
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$261,773	$255,571
Commercial	484,897	410,162
Construction, development, land	101,606	109,380

Total real estate	848,276	775,113
Commercial	113,030	100,906
Consumer and other loans, at fair value (note 1)	2,287	3,264
Consumer and other	51,287	52,115

Loans before unearned fees and cost	1,014,880	931,398
Unearned fees/costs	(665)	(728)

Total loans not covered by FDIC loss share agreements	1,014,215	930,670

Loans covered by FDIC loss share agreements
Real estate loans
Residential	105,249	110,586
Commercial	58,867	68,286
Construction, development, land	11,771	13,653

Total real estate	175,887	192,525
Commercial	4,095	5,760

Total loans covered by FDIC loss share agreements	179,982	198,285

Total loans	1,194,197	1,128,955
Allowance for loan losses	(27,418)	(26,267)

Total loans, net of allowance for loan losses	$1,166,779	$1,102,688

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.
Note 2:	Includes $104,772 of loans that are subject to a two year put back option with TD Bank, N.A., so that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

	Three month period ended June 30, 2011	Six month period ended June 30, 2011
Allowance at beginning of period	$28,245	$26,267
Charge-offs
Residential real estate loans	(2,751)	(5,523)
Commercial real estate loans	(5,954)	(9,931)
Construction, development and land loans	(3,376)	(5,477)
Non real estate commercial loans	(368)	(625)
Non real estate consumer and other loans	(147)	(498)

Total charge-offs	(12,596)	(22,054)

Recoveries
Residential real estate loans	(30)	78
Commercial real estate loans	62	74
Construction, development and land loans	10	12
Non real estate commercial loans	4	15
Non real estate consumer and other loans	78	105

Total recoveries	124	284

Net charge-offs	(12,472)	(21,770)

Provision for loan losses
Residential real estate loans	3,257	5,673
Commercial real estate loans	5,281	10,809
Construction, development and land loans	2,885	6,160
Non real estate commercial loans	196	(79)
Non real estate consumer and other loans	26	358

Total provision for loan losses	11,645	22,921

Allowance at end of period	$27,418	$27,418

	Three month period ended June 30, 2010	Six month period ended June 30, 2010
Allowance at beginning of period	$24,088	$23,289
Charge-offs	(4,163)	(7,473)
Recoveries	221	255
Provision	4,045	8,120

Allowance at end of period	$24,191	$24,191

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010, excluding loans purchased from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements (in thousands of dollars). Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of June 30, 2011	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$1,361	$909	$—	$—	$2,270
Collectively evaluated for impairment	7,932	8,178	6,679	1,493	866	25,148
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	7,932	9,539	7,588	1,493	866	27,418

Loans, excluding loans covered by FDIC loss share:

Loans individually evaluated for impairment	13,233	38,909	14,341	6,200	624	73,307
Loans collectively evaluated for impairment (1)	248,540	445,988	87,265	106,830	50,663	939,286
Loans acquired with deteriorated credit quality	—	—	—	—	2,287	2,287

Total ending loans balance	$261,773	$484,897	$101,606	$113,030	$53,574	$1,014,880

(1)	Includes $104,772 of loans purchased from TD Bank during the first quarter of 2011. The loans purchased are all performing loans with a two year put back option. This segment of the loan portfolio has no allocation of the allowance for loan loss.

	Real Estate Loans
As of December 31, 2010	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$679	$1,981	$534	—	—	$3,194
Collectively evaluated for impairment	7,025	6,606	6,359	2,182	901	23,073
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$7,704	$8,587	$6,893	$2,182	$901	$26,267

Loans, excluding loans covered by FDIC loss share:

Loans individually evaluated for impairment	14,856	49,427	16,298	5,712	684	86,977
Loans collectively evaluated for impairment	240,715	360,735	93,082	95,194	51,431	841,157
Loans acquired with deteriorated credit quality	—	—	—	—	3,264	3,264

Total ending loans balance	255,571	410,162	109,380	100,906	55,379	931,398

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The table below summarizes impaired loan data for the periods presented.

	June 30, 2011	Dec 31, 2010
Impaired loans with a specific valuation allowance	$7,503	$14,074
Impaired loans without a specific valuation allowance	65,804	72,903

Total impaired loans	$73,307	$86,977
Amount of allowance for loan losses allocated to impaired loans	$2,270	$3,194

Performing TDRs	$8,547	$10,591
Non performing TDRs, included in NPLs	10,056	11,731

Total TDRs (TDRs are required to be included in impaired loans)	$18,603	$22,322
Impaired loans that are not TDRs	54,704	64,655

Total impaired loans	$73,307	$86,977

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of June 30, 2011	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$15,931	$13,234	$—
Commercial real estate	40,846	34,461	—
Construction, development, land	17,617	11,285	—
Commercial	6,447	6,200	—
Consumer, other	625	624	—

With an allowance recorded:
Residential real estate	—	—	—
Commercial real estate	5,210	4,448	1,361
Construction, development, land	3,327	3,055	909
Commercial	—	—	—
Consumer, other	—	—	—

Total	$90,003	$73,307	$2,270

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

As of December 31, 2010	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$13,313	$12,177	$—
Commercial real estate	46,616	42,515	—
Construction, development, land	15,539	11,815	—
Commercial	5,712	5,712	—
Consumer, other	684	684	—

With an allowance recorded:
Residential real estate	2,679	2,679	679
Commercial real estate	7,123	6,912	1,981
Construction, development, land	4,483	4,483	534
Commercial	—	—	—
Consumer, other	—	—	—

Total	$96,149	$86,977	$3,194

Three month period ending June 30, 2011	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$13,720	$84	$—
Commercial	42,780	159	—
Construction, development, land	15,553	31	—

Total real estate loans	72,053	274	—

Commercial loans	5,850	64	—
Consumer and other loans	651	10	—

Total	$78,554	$348	$—

Six month period ending June 30, 2011
Real estate loans:
Residential	$14,125	$110	$—
Commercial	45,410	356	—
Construction, development, land	16,042	41	—

Total real estate loans	75,577	507	—

Commercial loans	5,728	127	—
Consumer and other loans	667	11	—

Total	$81,972	$645	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three month period ended June 30, 2010	Six month period ended June 30, 2010
Average impaired loans during the period	$83,362	$82,107
Interest income recognized during impairment	581	1,156
Cash-basis interest income recognized	557	1,108

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents non-performing loans, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements.

Nonperforming loans were as follows:
	Jun 30, 2011	Dec 31, 2010
Non accrual loans	$65,658	$62,553
Loans past due over 90 days and still accruing interest	301	3,200

Total non performing loans	$65,959	$65,753

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

As of June 30, 2011	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$18,951	$—
Commercial real estate	29,437	—
Construction, development, land	15,344	—
Commercial	1,612	—
Consumer, other	314	301

Total	$65,658	$301

As of December 31, 2010	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$17,282	$1,820
Commercial real estate	28,364	869
Construction, development, land	15,546	366
Commercial	615	83
Consumer, other	746	62

Total	$62,553	$3,200

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

	Accruing Loans
As of June 30, 2011	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$261,773	$1,970	$1,484	$—	$3,454	$239,368	$18,951
Commercial Real Estate	484,897	1,742	3,186	—	4,928	450,532	29,437
Construction/Dev/Land	101,606	267	350	—	617	85,645	15,344
Commercial	113,030	290	239	—	529	110,889	1,612
Consumer	53,574	309	238	301	848	52,412	314

	$1,014,880	$4,578	$5,497	$301	$10,376	$938,846	$65,658

	Accruing Loans
As of December 31, 2010	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$255,571	$4,901	$800	$1,820	$7,521	$230,768	$17,282
Commercial Real Estate	410,162	4,093	1,945	869	6,907	374,891	28,364
Construction/Dev/Land	109,380	2,575	619	366	3,560	90,274	15,546
Commercial	100,906	1,293	627	83	2,003	98,288	615
Consumer	55,379	710	236	62	1,008	53,625	746

	$931,398	$13,572	$4,227	$3,200	$20,999	$847,846	$62,553

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

	As of June 30, 2011
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$224,781	$5,715	$31,277	$—
Commercial Real Estate	410,068	24,655	50,174	—
Construction/Dev/Land	76,328	7,052	18,226	—
Commercial	99,257	2,862	10,911	—
Consumer	51,882	762	930	—

	$862,316	$41,046	$111,518	$—

	As of December 31, 2010
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$216,164	$8,555	$30,852	$—
Commercial Real Estate	336,869	19,300	53,993	—
Construction/Dev/Land	77,811	8,001	23,568	—
Commercial	88,290	2,806	9,810	—
Consumer	52,850	838	1,691	—

	$771,984	$39,500	$119,914	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, based on payment activity as of June 30, 2011:

	Residential	Consumer
Performing	$242,822	$52,959
Nonperforming	18,951	615

Total	$261,773	$53,574

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

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

Balance at December 31, 2010	$39,013
Accretion of interest income	(5,828)
Reclassification from non-accretable difference	1,933

Balance at June 30, 2011	$35,118

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2011.

Balance at Jun 30, 2011
Contractually required principal and interest	$295,112
Non-accretable difference	(77,725)

Cash flows expected to be collected	217,387
Accretable yield	(35,118)

Carrying value of acquired loans	$182,269

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of the December 31, 2010 and June 30, 2011.

	Balance at Dec 31, 2010	Activity during 1Q 2011	Activity during 2Q 2011	Balance at June 30, 2011
Contractually required principal and interest	$320,220	$(12,490)	$(12,618)	$295,112
Non-accretable difference	(79,658)		1,933	(77,725)

Cash flows expected to be collected	240,562	(12,490)	(10,685)	217,387
Accretable yield	(39,013)	3,248	647	(35,118)

Carrying value of acquired loans	$201,549	$(9,242)	$(10,038)	$182,269

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

NOTE 7: FDIC indemnification asset

The activity in the FDIC loss share indemnification asset which resulted from the July 16, 2010 acquisition of Olde Cypress Community Bank and the August 20, 2010 acquisitions of the Community National Bank of Bartow and Independent National Bank in Ocala loss share agreements is as follows:

	Six months period ended Jun 30, 2011	Twelve months period ended Dec 31, 2010
Beginning of the year	$59,456	$—
Effect of acquisitions	—	58,309
Discount accretion	421	598
Indemnification revenue	2,422	549
Proceeds from FDIC	(3,590)	—
Impairment of loan pool	235	—

End of the year	$58,944	$59,456

NOTE 8: Announced acquisitions

On May 23, 2011, the Company announced that it had entered into a definitive agreement with The Hartford Financial Services Group, Inc. to purchase Federal Trust Corporation and subsequently merge Federal Trust Bank into its lead subsidiary bank, CenterState Bank of Florida, NA. This transaction is expected to close by the end of the year pending regulatory approval. With the closing of this transaction, the Company will assume all of the deposits, approximately $230 million, and purchase selected performing loans totaling approximately $170 million and other assets of Federal Trust Bank. The Company will not pay a premium to assume the deposits and will receive a 27% discount on selected performing loans. The Company also has the option to put back any purchased loan for up to one year after closing that becomes 30 days past due or becomes adversely classified by applicable regulatory standards.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

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

NOTE 11: Effect of new pronouncements

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

All dollar amounts presented herein are in thousands, except per share data.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2011 AND DECEMBER 31, 2010

Overview

Our total assets increased approximately 4.5% during the six month period ending June 30, 2011 primarily due to the TD Bank transaction occurring in our previous quarter whereby we acquired four branches and approximately $115,283 of deposits and $119,388 of loans on January 20, 2011. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $230,322 at June 30, 2011 (approximately 10.7% of total assets) as compared to $154,264 at December 31, 2010 (approximately 7.5% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored entities and agency securities and municipal tax exempt securities, were $455,131 at June 30, 2011 (approximately 21% of total assets) compared to $500,927 at December 31, 2010 (approximately 24% of total assets), a decrease of $45,796 or 9%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities. At June 30, 2011 our trading securities had a fair market value of $1,249, which were three securities. A list of the activity in this portfolio is summarized below.

	Six month period ended Jun 30, 2011	Six month period ended Jun 30, 2010
Beginning balance	$2,225	$—
Purchases	118,082	94,562
Proceeds from sales	(119,325)	(94,519)
Net realized gain on sales	261	199
Mark to market adjustment	6	—

Ending balance	$1,249	$242

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

	Six month period ended Jun 30, 2011	Six month period ended Jun 30, 2010
Beginning balance	$673	$—
Loans originated	3,140	2,557
Proceeds from sales	(2,966)	(1,727)
Net realized gain on sales	52	21

Ending balance	$899	$851

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the six month period ended June 30, 2011, were $1,214,772, or 64% of average earning assets, as compared to $947,871, or 58% of average earning assets, for the similar period in 2010. Total loans at June 30, 2011 and December 31, 2010 were $1,194,197 and $1,128,955, respectively, an increase of $65,242, or 5.8%. This represents a loan to total asset ratio of 55% and 55% and a loan to deposit ratio of 68% and 67%, at June 30, 2011 and December 31, 2010, respectively.

The continuing weak economy in general and the struggling Florida real estate market in particular, have made it difficult to grow our loan portfolio. Although our loans increased by $65,242, or 5.8% as indicated above, this was primarily due to the TD Bank transaction during the prior quarter whereby we purchased approximately $119,388 of performing loans on January 20, 2011. Excluding these purchased loans (outstanding balance of $104,772 at June 30, 2011), our loan portfolio decreased by $39,530, or 3.5% during the six month period ending June 30, 2011. Part of this decrease was due to charge-offs (approximately $21,770), and transfers out of loans into OREO and repossessed assets other than real estate (approximately $11,230 and $801, respectively), and net proceeds from loan sales of approximately $4,156. Excluding these components, loans decreased $1,573 which is a net amount comprised of new loan originations less maturities, pay-offs and normal amortization. This continued decrease is reflective of a sluggish economy and weak loan demand.

Approximately 15.1% of our loans, or $179,982, is covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. Within the FDIC covered loan portfolio, ninety-eight percent (98%) is collateralized by real estate, of which single family loans represent the largest component at $105,249 or 60% of total covered real estate loans.

In addition to the loans covered by FDIC loss share agreements discussed above, approximately 8.8% of our total loans, or $104,772, are subject to a two year put back option with TD Bank, whereas if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, we have the option to put back these loans to TD Bank subject to the terms of our agreement with TD Bank. We have no allowance for loan losses set aside for either the FDIC covered loans or the loans subject to the put back options discussed above. There is a total of approximately $909,443, or 76.1% of our total loans, that are not subject to either of these agreements of which we have set aside a total allowance for loan losses of $27,418 or 3.01%, plus partial charge-offs on certain impaired loans of approximately $16,696.

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

Our total loans, including those with and without loss protection agreements, total $1,194,197 at June 30, 2011. Of this amount approximately 86% are collateralized by real estate, 10% are commercial non real estate loans and the remaining 4% are consumer and other non real estate loans. We have approximately $367,022 of single family residential loans which represents about 31% of our total loan portfolio. As with all of our loans, these are originated in our geographical market area in central Florida. Our largest category of loans is commercial real estate which represents approximately 46% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Jun 30, 2011	Dec 31, 2010
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$261,773	$255,571
Commercial	484,897	410,162
Construction, development, land	101,606	109,380

Total real estate	848,276	775,113
Commercial	113,030	100,906
Consumer and other loans, at fair value (note 1)	2,287	3,264
Consumer and other	51,287	52,115

Loans before unearned fees and cost	1,014,880	931,398
Unearned fees/costs	(665)	(728)

Total loans not covered by FDIC loss share agreements	1,014,215	930,670

Loans covered by FDIC loss share agreements
Real estate loans
Residential	105,249	110,586
Commercial	58,867	68,286
Construction, development, land	11,771	13,653

Total real estate	175,887	192,525
Commercial	4,095	5,760

Total loans covered by FDIC loss share agreements	179,982	198,285

Total loans	1,194,197	$1,128,955

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.

Note 2:	Includes $104,772 of loans that are subject to a two year put back option with TD Bank, N.A., so that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank.

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

After the initial updated appraisal is obtained for a Problem Loan and before its next annual appraisal update is due, management considers the need for a downward adjustment to the current appraisal amount to reflect current market conditions. Downward adjustments are based upon changes in nationally publicized real estate indices and on management’s analysis, judgment and experience. In an extremely volatile market, management may update the appraisal prior to the one year anniversary date.

We maintain an allowance for loan losses that we believe is adequate to absorb probable losses incurred in our non covered loan portfolio. The FDIC is obligated to reimburse us for 80% of losses incurred in our covered loan portfolio subject to the terms of our loss share agreements with the FDIC. Our covered loan portfolio, loans purchased from the FDIC with specific identified credit deficiencies and those with implied credit deficiencies, has been marked to fair value at the acquisition date, which considers an estimate of probable losses, and is evaluated for impairment on a pool basis on a quarterly basis, pursuant to ASC Topic 310-30. Performing loans purchased pursuant to the January 20, 2011 TD Bank transaction, are performing loans without any specific or implied credit deficiencies. These loans are included in our allowance for loan loss analysis, but do not have any loss factor assigned to them since they are at fair value at the acquisition date and due to the two year put back option in place with TD Bank, as described in Note 8 in our Form 10-Q for the period ending March 31, 2011, filed on May 10, 2011, and incorporated herein by reference. We believe that our total loans are adequately recorded to absorb probable losses.

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

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at June 30, 2011 and December 31, 2010. The data in the table below excludes loans covered by FDIC loss share agreement.

	Jun 30, 2011	Dec 31, 2010	Increase (decrease)

Impaired loans	$73,307	$86,977	($13,670)
Component 1 (specific allowance)	2,270	3,194	(924)
Specific allowance as percentage of impaired loans	3.10%	3.67%	(57 bps )

Performing loans purchased from TD Bank and subject to put back option	104,772	—	104,772
Component 2 (general allowance)	—	—	—
General allowance as percentage of purchased loans	—	—	—

Total loans other than impaired loans	836,136	843,693	(7,557)
Component 2 (general allowance)	25,148	23,073	2,075
General allowance as percentage of non impaired loans	3.01%	2.73%	28 bps

Total loans, excluding loans covered by FDIC loss share agreements	1,014,215	930,670	83,545
Total allowance for loan losses	27,418	26,267	1,151
Allowance for loan losses as percentage of non covered loans	2.70%	2.82%	(12 bps )
Allowance for loan losses as percentage of non covered loans excluding loans purchased from TD Bank and subject to put back option	3.01%	2.82%	19 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans not covered by FDIC loss share agreements outstanding was 2.70% (3.01% excluding loans purchased from TD Bank and subject to put back option) at June 30, 2011 compared to 2.82% at December 31, 2010. Our ALLL increased by a net amount of $1,151 during this six month period. Component 2 (general allowance) increased by $2,075 during the period. This increase is primarily due to changes in our historical charge-off rates and changes in our current environmental factors.

Component 1 (specific allowance) decreased by $924. This Component is the result of a specific allowance analysis prepared for each of our impaired loans excluding loans covered by FDIC loss share agreements. Our specific allowance is the aggregate of the results of individual analysis prepared for each one of these impaired loans on a loan by loan basis. The decrease in our specific allowance during this period is primarily the result of recording partial charge-offs versus specific allowance. The change in mix and evaluation of impaired loans also impacts these changes.

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

	Three month period ended Jun 30,		Six month period ended Jun 30,

	2011	2010	2011	2010
Allowance at beginning of period	$28,245	$24,088	$26,267	$23,289
Charge-offs
Residential real estate loans	(2,751)	(1,530)	(5,523)	(2,297)
Commercial real estate loans	(5,954)	(242)	(9,931)	(1,437)
Construction, development and land loans	(3,376)	(2,252)	(5,477)	(3,084)
Non real estate commercial loans	(368)	(65)	(625)	(426)
Non real estate consumer and other loans	(147)	(74)	(498)	(229)

Total charge-offs	(12,596)	(4,163)	(22,054)	(7,473)

Recoveries
Residential real estate loans	34	42	78	45
Commercial real estate loans	1	3	74	16
Construction, development and land loans	7	154	12	159
Non real estate commercial loans	4	10	15	10
Non real estate consumer and other loans	78	12	105	25

Total recoveries	124	221	284	255

Net charge-offs	(12,472)	(3,942)	(21,770)	(7,218)
Provision for loan losses	11,645	4,045	22,921	8,120

Allowance at end of period	$27,418	$24,191	$27,418	$24,191

Our charge-offs increased during the current quarter compared to the same quarter from the previous year as indicated in the table above. This is consistent with the continued degradation of real estate values in Florida and the challenging economic environment in general. In addition, charge-offs increased over the past several quarters due to recording partial charge-offs versus specific loan loss allowance, which is the primary reason for the decreases in our specific allowance component in our allowances for loan losses. Our impaired loans at June 30, 2011 have cumulative partial charge-offs approximating $16,696.

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

Second, all remaining acquired loans, those without specifically identified credit deficiency factors, we refer to as Type B loans for disclosure purposes, were then grouped into pools with common risk characteristics. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the challenging economic environment both nationally and locally as well as the unfavorable real estate market particularly in Florida. In addition, these loans were acquired from three failed financial institutions, which implies potentially deficient, or at least questionable, credit underwriting. Based on management’s estimate of fair value, each of these pools was assigned a discount credit mark. We have applied ASC Topic 310-30 accounting treatment by analogy to Type B loans. The result is that all loans acquired from these three failed financial institutions will be accounted for under ASC Topic 310-30.

The carrying amount of the loans we acquired from the FDIC, both Type A and Type B, as we defined in the two preceding paragraphs, are summarized as follows:

	Jun 30, 2011	Dec 31, 2010
Real estate loans
Residential	$105,249	$110,586
Commercial	58,867	68,286
Construction, development, land	11,771	13,653

Total real estate loans	175,887	192,525
Commercial	4,095	5,760

Total loans covered by FDIC loss share agreements	179,982	198,285
Consumer (not covered by FDIC loss share)	2,287	3,264

Total loans purchased from the FDIC	$182,269	$201,549

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

Balance at December 31, 2010	$39,013
Accretion of interest income	(5,828)
Reclassification from non-accretable difference	1,933

Balance at June 30, 2011	$35,118

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2010 and June 30, 2011.

	Balance at Dec 31, 2010	Activity during 1Q 2011	Activity during 2Q 2011	Balance at June 30, 2011

Contractually required principal and interest	$320,220	$(12,490)	$(12,618)	$295,112
Non-accretable difference	(79,658)		1,933	(77,725)

Cash flows expected to be collected	240,562	(12,490)	(10,685)	217,387
Accretable yield	(39,013)	3,248	647	(35,118)

Carrying value of acquired loans	$201,549	$(9,242)	$(10,038)	$182,269

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 6.50% at June 30, 2011, compared to 7.07% at December 31, 2010.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $78,029 at June 30, 2011, compared to $78,524 at December 31, 2010. Non performing assets as a percentage of total assets were 3.62% at June 30, 2011, compared to 3.81% at December 31, 2010.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated.

	Jun 30, 2011	Dec 31, 2010

Non-accrual loans (note 1)	$65,658	$62,553
Past due loans 90 days or more and still accruing interest (note 1)	301	3,200

Total non-performing loans (NPLs) (note 1)	65,959	65,753

Other real estate owned (OREO) (note 1)	11,284	12,239
Repossessed assets other than real estate (note 1)	786	532

Total non-performing assets (NPAs) (note 1)	$78,029	$78,524

Total NPLs as a percentage of total loans (note 1)	6.50%	7.07%
Total NPAs as a percentage of total assets (note 1)	3.62%	3.81%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans (note 1)	0.99%	1.96%
Allowance for loan losses	$27,418	$26,267
Allowance for loan losses as a percentage of NPLs (note 1)	42%	40%

Note 1:	Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of June 30, 2011 the Company had reported a total of 313 non accrual loans with an aggregate book value of $65,658, compared to December 31, 2010 when 268 non accrual loans with an aggregate book value of $62,553 were reported. The $3,105 increase was approximately evenly distributed between residential real estate, commercial real estate and commercial loans. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category

Residential real estate loans	$18,951	29%	128
Commercial real estate loans	29,437	45%	76
Construction, development and land loans	15,344	23%	61
Non real estate commercial loans	1,612	2%	27
Non real estate consumer and other loans	314	1%	21

Total non accrual loans at June 30, 2011	$65,658	100%	313

The Company believes that the construction, development and land loan category is the loan category where the most risk is present. This category includes primarily land and building lots, both residential and commercial, with very little vertical construction included. On the positive side, the category only represents about 10% of the total loan portfolio excluding loans covered by FDIC loss share agreements. Evidencing the riskier nature of the category, it represents a disproportionate 23% of the Company’s total non accrual loans and approximately 37% of the Company’s total OREO, excluding OREO covered by FDIC loss share agreements.

During the first six months of the current year, the Company charged off, net of recoveries, approximately $5,465 of its construction, development and land loans, about 25% of the total net charge offs. During the year ending December 31, 2010, the Company had total charge offs, net of recoveries, of $26,646. About 18% ($4,827) came from this same category.

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At June 30, 2011, total OREO was $20,980. Of this amount, $9,696 is covered by FDIC loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $11,284 at June 30, 2011. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Statement of Operations. OREO is further delineated in the table below.

(unaudited) Description of repossessed real estate	carrying amount at Jun 30, 2011
17 single family homes	$2,239
5 mobile homes with land	262
69 residential building lots	2,385
13 commercial buildings	4,615
Land / various acreages	1,783

Total, excluding OREO covered by FDIC loss share agreements	$11,284

In this current depressed real estate environment that the Nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $18,603 of TDRs. Of this amount $8,547 are performing pursuant to their modified terms, and $10,056 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”). Current accounting standards generally require TDRs to be included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs.

Troubled debt restructured loans (“TDRs”):	Jun 30,	Dec 31,
(in thousands of dollars)	2011	2010
Performing TDRs	$8,547	$10,591
Non performing TDRs, included in NPLs above	10,056	11,731

Total TDRs	$18,603	$22,322

TDRs as of June 30, 2011 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below.

TDRs	Accruing	Non Accrual	Total
Real estate loans:
Residential	$5,079	$5,348	$10,427
Commercial	2,163	4,128	6,291
Construction, development, land	365	519	884

Total real estate loans	7,607	9,995	17,602
Commercial	351	26	377
Consumer and other	589	35	624

Total TDRs	$8,547	$10,056	$18,603

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

Jun 30, 2011
3 months interest only	$214
6 months interest only	2,513
7 months interest only	26
9 months interest only	196
12 months interest only	7,201
18 months interest only	190
payment reduction for 12 months	3,908
all other	4,355

Total TDRs	$18,603

It is still early in our experience with these types of activities, but approximately 46% of our TDRs are current pursuant to their modified terms, and about $10,056, or approximately 54% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. Non performing TDRs average approximately nineteen months in age from their modification date through June 30, 2011. Performing TDRs average approximately thirteen months in age from their modification date through June 30, 2011.

Impaired loans are defined as loans that management has concluded will not repay as agreed. (Small balance homogeneous loans are not considered for impairment purposes.) Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or other economic conditions change. At June 30, 2011 we have identified a total of $73,307 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $2,270 has been attached to $7,503 of the total identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $73,307, has been partially charged down by $16,696 from their aggregate legal unpaid balance of $90,003. The table below summarizes impaired loan data for the periods presented.

	Jun 30, 2011	Dec 31, 2010
Impaired loans with a specific valuation allowance	$7,503	$72,903
Impaired loans without a specific valuation allowance	65,804	14,074

Total impaired loans	$73,307	$86,977
Amount of allowance for loan losses allocated to impaired loans	2,270	$3,194

Performing TDRs	$8,547	$10,591
Non performing TDRs, included in NPLs	10,056	11,731

Total TDRs (TDRs are required to be included in impaired loans)	$18,603	$22,322
Impaired loans that are not TDRs	54,704	64,655

Total impaired loans	$73,307	$86,977

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of June 30, 2011, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $88,015 at June 30, 2011 compared to $84,982 at December 31, 2010, an increase of $3,033 or 4%. This amount is the result of purchases and construction in process of $5,028 less $1,995 of depreciation expense. The $5,028 of purchases and construction cost can be further delineated as follows: approximately $1,349 for purchases of buildings, land and construction costs; approximately $681 in capitalization of certain software development costs related to our correspondent banking division; $502 for purchase of software, also related to our correspondent banking division; and, the remaining $2,496 is a combination of purchases of equipment, furniture and software, net of disposals.

Deposits

During the six month period ending June 30, 2011, time deposits decreased by $46,533 and non time deposits increased by $126,874. Cost of deposits decreased in each deposit category, but the category affecting the overall decrease the most was time deposits. In addition to repricing maturing time deposits to current market rates, time deposits as a percentage of total deposits decreased from 39% to 35%. During the same time, core deposits (non time deposits) as a percentage of total deposits increased, both in terms of actual dollars and as a percentage of total deposits. A summary of our deposit mix over the previous five quarters is presented in the table below.

	Jun 30, 2011	% of total	Dec 31, 2010	% of total
Demand - non-interest bearing	$395,775	22%	$323,224	19%
Demand - interest bearing	310,533	18%	282,405	17%
Savings deposits	209,966	12%	198,428	12%
Money market accounts	238,381	13%	223,724	13%
Time deposits	611,280	35%	657,813	39%

Total deposits	$1,765,935	100%	$1,685,594	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $18,652 at June 30, 2011 compared to $13,789 at December 31, 2010.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At June 30, 2011 we had $87,435 of correspondent bank deposits or federal funds purchased, compared to $68,495 at December 31, 2010.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At June 30, 2011 and December 31, 2010, advances from the Federal Home Loan Bank were as follows.

	Jun 30, 2011	Dec 31, 2010
Matured January 7, 2011, interest rate is fixed at 3.63%	$—	$3,000
Matured January 10, 2011, interest rate is fixed at 1.84%	—	3,000
Matured January 11, 2011, interest rate is fixed at 0.61%	—	3,000
Matured June 27, 2011, interest rate is fixed at 3.93%	—	3,000
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	3,000

Total	$3,000	$15,000

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

Stockholders’ equity

Stockholders’ equity at June 30, 2011, was $250,286, or 11.6% of total assets, compared to $252,249, or 12.2% of total assets at December 31, 2010. The increase in stockholders’ equity was due to the following items:

$252,249	Total stockholders’ equity at December 31, 2010
(4,181)	Net loss during the period
(600)	Dividends paid on common shares, $0.02 per common share
2,290	Net increase in market value of securities available for sale, net of deferred taxes
95	Employee stock options exercised
433	Employee equity based compensation

$250,286	Total stockholders’ equity at June 30, 2011

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2011, each of our subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2011 and December 31, 2010 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2011
Total capital (to risk weighted assets)	$230,637	18.8%	$122,596	> 10%	$108,041
Tier 1 capital (to risk weighted assets)	215,163	17.6%	73,558	> 6%	141,605
Tier 1 capital (to average assets)	215,163	10.1%	106,853	> 5%	108,310

December 31, 2010
Total capital (to risk weighted assets)	$227,907	19.3%	$118,230	> 10%	$109,677
Tier 1 capital (to risk weighted assets)	212,986	18.0%	70,938	> 6%	142,048
Tier 1 capital (to average assets)	212,986	10.3%	103,053	> 5%	109,933

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

Overview

We recognized a net loss of $4,346 or $0.14 per share basic and diluted for the three month period ended June 30, 2011, compared to net income of $904 or $0.03 per share basic and diluted for the same period in 2010.

The primary reason for the difference between the two periods and resulting in a loss during the current quarter is credit related costs which is reflective of a continuing sluggish economy and weak real estate market in Florida.

Income and expense categories, along with other items are discussed and analyzed below.

Net interest income/margin

Net interest income increased $3,917 or 29% to $17,539 during the three month period ended June 30, 2011 compared to $13,622 for the same period in 2010. The $3,917 increase was the result of a $2,865 increase in interest income and a $1,052 decrease in interest expense.

Interest earning assets averaged $1,919,109 during the three month period ended June 30, 2011 as compared to $1,665,067 for the same period in 2010, an increase of $254,042, or 15%. The yield on average interest earning assets increased 3bps to 4.33% (5bps to 4.39% tax equivalent basis) during the three month period ended June 30, 2011, compared to 4.30% (4.34% tax equivalent basis) for the same period in 2010. The combined effects of the $254,042 increase in average interest earning assets and the 3bps (5bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $2,865 ($3,000 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,517,884 during the three month period ended June 30, 2011 as compared to $1,288,210 for the same period in 2010, an increase of $229,674, or 18%. The cost of average interest bearing liabilities decreased 47bps to 0.84% during the three month period ended June 30, 2011, compared to 1.31% for the same period in 2010. The combined effects of the $229,674 increase in average interest bearing liabilities and the 47bps decrease in cost of average interest bearing liabilities resulted in the $1,052 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2011 and 2010 on a tax equivalent basis.

	Three months ended June 30,
	2011			2010
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (8)	$1,217,005	$16,417	5.41%	$944,734	$13,060	5.54%
Securities- taxable	513,132	3,945	3.08%	520,899	4,306	3.32%
Securities- tax exempt (8)	35,132	500	5.71%	35,667	522	5.87%
Fed funds sold and other (3)	153,840	165	0.43%	163,767	139	0.34%

Total interest earning assets	1,919,109	21,027	4.39%	1,665,067	18,027	4.34%

Allowance for loan losses	(26,549)			(23,907)
All other assets	286,908			177,852

Total assets	$2,179,468			$1,819,012

Interest bearing deposits (4)	1,399,653	2,982	0.85%	$1,117,986	3,957	1.42%
Fed funds purchased	82,118	12	0.06%	116,184	30	0.10%
Other borrowings (5)	23,613	69	1.17%	41,540	128	1.24%
Corporate debenture	12,500	103	3.31%	12,500	103	3.31%

Total interest bearing liabilities	1,517,884	3,166	0.84%	1,288,210	4,218	1.31%

Demand deposits	392,504			289,220
Other liabilities	15,172			10,492
Stockholders’ equity	253,908			231,090

Total liabilities and stockholders’ equity	$2,179,468			$1,819,012

Net interest spread (tax equivalent basis) (6)			3.55%			3.03%

Net interest income (tax equivalent basis)		$17,861			$13,809

Net interest margin (tax equivalent basis) (7)			3.73%			3.33%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $80 and $48 for the three month periods ended June 30, 2011 and 2010.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($408) and ($84) for the three month periods ended June 30, 2011 and 2010.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 7:	Represents net interest income divided by total interest earning assets.
Note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $7,600, or 188%, to $11,645 during the three month period ending June 30, 2011 compared to $4,045 for the comparable period in 2010. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2011 was $13,218 compared to $12,159 for the comparable period in 2010. This increase was the result of the following components listed in the table below.

Three month period ending:	Jun 30, 2011	Jun 30, 2010	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,417	$1,655	$(238)	(14.4%)
Income from correspondent banking and bond sales division	5,759	7,372	(1,613)	(21.9%)
Correspondent banking division – other fees	430	200	230	115.0%
Commissions from sale of mutual funds and annuities	322	361	(39)	(10.8%)
Debit card and ATM fees	714	465	249	53.5%
Loan related fees	306	117	189	161.5%
BOLI income	235	152	83	54.6%
Trading securities revenue	106	115	(9)	(7.8%)
FDIC indemnification asset- accretion of discount rate	(47)	—	(47)	n/a
Adjustments to FDIC indemnification asset	585	—	585	n/a
Other service charges and fees	271	83	188	226.5%
Gain on sale of securities	3,120	1,639	1,481	90.4%

Total non-interest income	$13,218	$12,159	$1,059	8.7%

We recognized revenue of approximately $585 relating to adjustments to our FDIC indemnification asset. Approximately $350 of this amount relates to FDIC OREO indemnification and approximately $235 relates to the indemnification of a FDIC loss share loan pool impairment. Both of these relate to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. To the extent we recognize further degradation of value related to these OREO properties, the loss or charge-down is recognized as non interest expense, and approximately 80% of the recognized loss is recognized as income in our non interest income, pursuant to the loss sharing agreements we have with the FDIC. Similar, to the extent we recognize a loan pool impairment (expense is included in provision for loan loss expense included in our condensed consolidated statement of earnings), approximately 80% of the recognized loss is recognized as non interest income, pursuant to the loss sharing agreements we have with the FDIC.

We also recognized accretion income, or in this particular quarter negative income, relating to our FDIC indemnification asset of approximately $47. This also relates to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. We make estimates of expected losses on the loans we purchased from the FDIC and we estimate the time period we expect those losses to occur. Pursuant to our loss share agreements (indemnification agreements) with the FDIC, we expect to be reimbursed for those expected future losses during those expected future periods. The present value of these expected future reimbursements is the estimated value of our indemnification asset carried on our balance sheet. Over time, we accrete non interest income based on the discount factor(s) we used to present value our expected future reimbursements. Each quarter we adjust our estimates of losses and the estimated time period to recover those losses. As these factors change, the income accretion will change and occasionally can go negative relative to changes in expected loss reimbursements and timing thereof. During the current quarter, this accretion was a negative $47.

Commissions earned on bond sales (“Income from correspondent banking and bond sales division”) was lower this quarter due to lower volume of bond sales which management believes is related to the current interest rate environment, as well as the needs of our institutional customers. Our customers our small to medium size financial institutions primarily located in the southeast. Typically, when interest rates are falling, these institutions generate significant unrealized gains in their security portfolios, some of which they will lock in by selling bonds, and reinvesting. That type of interest rate environment will generally increase volume, which will increase our commission revenue. When interest rates are low, with the propensity to increase, volume tends to slow, which will tend to generally decrease our revenue from bond sales commissions. Although the sales were less this quarter compared to the same quarter last year, on a sequential basis, the current quarter was higher than the first quarter of 2011.

We also sold approximately $116,724 of securities available for sale during the current quarter recognizing a gain on sale of $3,120. The sales were primarily for asset/liability management purposes.

Non-interest expense

Non-interest expense for the three months ended June 30, 2011 increased $5,931, or 28.8%, to $26,529, compared to $20,598 for the same period in 2010. Components of our non-interest expenses are listed in the table below.

Three month period ending:	Jun 30, 2011	Jun 30, 2010	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$11,246	$10,244	$1,002	9.8%
Employee incentive/bonus compensation	594	954	(360)	(37.7%)
Employee stock based compensation	182	180	2	1.1%
Deferred compensation expense	115	58	57	98.3%
Health insurance and other employee benefits	831	398	433	108.8%
Payroll taxes	649	466	183	39.3%
Employer 401K matching contributions	230	242	(12)	(5.0%)
Other employee related expenses	104	124	(20)	(16.1%)
Incremental direct cost of loan origination	(131)	(156)	25	16.0%

Total salaries, wages and employee benefits	$13,820	$12,510	$1,310	10.5%

Occupancy expense	2,114	1,488	626	42.1%
Depreciation of premises and equipment	996	706	290	41.1%
Supplies, stationary and printing	366	283	83	29.3%
Marketing expenses	760	596	164	27.5%
Data processing expense	1,625	664	961	144.7%
Legal, auditing and other professional fees	623	750	(127)	(16.9%)
Bank regulatory related expenses	645	688	(43)	(6.3%)
Postage and delivery	200	125	75	60.0%
ATM and debit card related expenses	424	313	111	35.5%
CDI amortization	201	102	99	97.1%
Loss on sale of repossessed real estate (“OREO”)	(463)	(3)	(460)	15,333.3%
Valuation write down of repossessed real estate (“OREO”)	1,235	428	807	188.6%
Loss on repossessed assets other than real estate	82	126	(44)	(34.9%)
Foreclosure and other credit related expenses	2,008	276	1,732	627.5%
Internet and telephone banking	282	177	105	59.3%
Visa/Mastercard processing and prepaid card expenses	35	33	2	6.1%
Put-back option amortization	110	—	110	n/a
Operational write-offs and losses	120	319	(199)	(62.4%)
Correspondent accounts and Federal Reserve charges	120	79	41	51.9%
Conferences/Seminars/Education/Training	122	164	(42)	(25.6%)
Director fees	66	98	(32)	(32.7%)
Travel expenses	40	132	(92)	(69.7%)
Other expenses	529	544	(15)	(2.8%)

Subtotal	$26,060	$20,598	$5,462	26.5%
Merger and acquisition related expenses	469	—	469	n/a

Total non-interest expense	$26,529	$20,598	$5,931	28.8%

We acquired three failed institutions from the FDIC in the third quarter of last year, which had a combined nine branches (one of which we recently closed). In addition, we closed on our TD Bank transaction in January 2011, adding four additional branches and their related additional operating expenses. These branches, employees and added support cost were not included in our second quarter 2010 expenses, which is the primary reason for the increases during the current quarter compared to the same quarter for last year.

We continue the integration process of the three failed institutions acquired from the FDIC during the third quarter of 2010. These institutions continued to operate on their legacy core processing systems. We converted the first one during June 2011, the second during July 2011 and expect to convert the third during September 2011. We will not fully realize the expected operating efficiencies from these acquisitions until that time.

In addition, several seasoned bank management teams were hired last year and two additional new offices were opened. The teams are growing and developing business in the new markets rapidly and are expected to eventually add significant contributions to the Company’s profitability, but at the present time they have added additional overhead expenses.

The Company has conversion teams in place for the three FDIC bank conversions and the merger of the remaining subsidiary bank not yet merged into the lead bank. This team has contributed to the elevated operating expenses, as well as the due diligence team used for evaluating potential FDIC and other acquisition transactions, and a large special asset disposition department that is charged with the task of resolving the Company’s NPAs and OREO. All of these activities have elevated the Company’s operating expenses, but much of this added expense is temporary in nature.

(Benefit) provision for income taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, which includes a substantial bargain purchase gain, management believes it is more likely than not that the Company will realize the benefits of those deductible differences.

We recognized an income tax benefit for the three months ended June 30, 2011 of $3,071 on pre-tax loss of $7,417 (an effective tax rate of 41.4%) compared to an income tax provision of $234 on pre-tax earnings of $1,138 (an effective tax rate of 20.6%) for the comparable quarter in 2010. Net tax exempt income generally decreases a company’s effective tax rate (compared to statutory rates) when the company reports earnings. When there is a loss, the same net tax exempt income will generally produce higher effective tax rates. During the quarter ended June 30, 2010, we had substantial tax exempt income in excess of non deductible expenses, which produced an effective tax rate which is lower than our statutory tax rate (38.6%).

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

Overview

We recognized a net loss of $4,181 or $0.14 per share basic and diluted for the six month period ended June 30, 2011, compared to net income of $1,297 or $0.05 per share basic and diluted for the same period in 2010.

The primary reason for the difference between the two periods and resulting in a loss during the current period is credit related costs which is reflective of a continuing sluggish economy and weak real estate market in Florida, partially offset by a bargain purchase gain related to our January 2011 TD Bank transaction. Income and expense categories, along with other items are discussed and analyzed below.

Net interest income/margin

Net interest income increased $7,045 or 26% to $34,513 during the six month period ended June 30, 2011 compared to $27,468 for the same period in 2010. The $7,045 increase was the result of a $5,081 increase in interest income and a $1,964 decrease in interest expense.

Interest earning assets averaged $1,907,905 during the six month period ended June 30, 2011 as compared to $1,636,945 for the same period in 2010, an increase of $270,960, or 17%. The yield on average interest earning assets decreased 10bps to 4.34% (8bps to 4.40% tax equivalent basis) during the six month period ended June 30, 2011, compared to 4.44% (4.48% tax equivalent basis) for the same period in 2010. The combined effects of the $270,960 increase in average interest earning assets and the 10bps (8bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $5,081 ($5,260 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,527,596 during the six month period ended June 30, 2011 as compared to $1,281,943 for the same period in 2010, an increase of $245,653, or 19%. The cost of average interest bearing liabilities decreased 47bps to 0.87% during the six month period ended June 30, 2011, compared to 1.34% for the same period in 2010. The combined effects of the $245,653 increase in average interest bearing liabilities and the 47bps decrease in cost of average interest bearing liabilities resulted in the $1,964 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2011 and 2010 on a tax equivalent basis.

	Six months ended June 30,
	2011			2010
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (8)	$1,214,772	$32,810	5.45%	$947,871	$26,318	5.60%
Securities- taxable	509,936	7,514	2.97%	492,014	8,736	3.58%
Securities- tax exempt (8)	34,517	1,009	5.89%	35,750	1,045	5.89%
Fed funds sold and other (3)	148,680	300	0.41%	161,310	274	0.34%

Total interest earning assets	1,907,905	41,633	4.40%	1,636,945	36,373	4.48%

Allowance for loan losses	(26,581)			(23,819)
All other assets	290,927			176,274

Total assets	$2,172,251			$1,789,400

Interest bearing deposits (4)	1,411,230	6,191	0.88%	1,097,954	8,004	1.47%
Fed funds purchased	79,728	32	0.08%	128,390	65	0.10%
Other borrowings (5)	24,138	140	1.17%	43,099	260	1.22%
Corporate debenture	12,500	206	3.32%	12,500	204	3.29%

Total interest bearing liabilities	1,527,596	6,569	0.87%	1,281,943	8,533	1.34%

Demand deposits	373,376			265,855
Other liabilities	18,475			11,014
Stockholders’ equity	252,804			230,588

Total liabilities and stockholders’ equity	$2,172,251			$1,789,400

Net interest spread (tax equivalent basis) (6)			3.53%			3.14%

Net interest income (tax equivalent basis)		$35,064			$27,840

Net interest margin (tax equivalent basis) (7)			3.71%			3.43%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $144 and $123 for the three month periods ended June 30, 2011 and 2010.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($881) and ($180) for the three month periods ended June 30, 2011 and 2010.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 7:	Represents net interest income divided by total interest earning assets.
Note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $14,801, or 182%, to $22,921 during the six month period ending June 30, 2011 compared to $8,120 for the comparable period in 2010. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six months ended June 30, 2011 was $34,124 compared to $22,632 for the comparable period in 2010. This increase was the result of the following components listed in the table below.

Six month period ending:	Jun 30, 2011	Jun 30, 2010	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$2,973	$3,251	$(278)	(8.6%)
Income from correspondent banking and bond sales division	10,229	13,728	(3,499)	(25.5%)
Correspondent banking division – other fees	769	335	434	129.6%
Commissions from sale of mutual funds and annuities	761	465	296	63.7%
Debit card and ATM fees	1,370	867	503	58.0%
Loan related fees	471	247	224	90.7%
BOLI income	474	304	170	55.9%
Trading securities revenue	267	199	68	34.2%
FDIC indemnification asset- accretion of discount rate	421	—	421	n/a
Adjustments to FDIC indemnification asset	1,721	—	1,721	n/a
Other service charges and fees	410	161	249	154.7%
Gain on sale of securities	3,129	3,075	54	1.8%

Subtotal	22,995	22,632	363	1.6%
Bargain purchase gain	11,129	—	11,129	n/a

Total non-interest income	$34,124	$22,632	$11,492	50.8%

The increase in non-interest income between the two periods presented above was primarily due to the bargain purchase gain recognized pursuant to the TD Bank, N.A. transaction discussed in Note 8 in our Form 10-Q for the period ending March 31, 2010 filed on May 10, 2011 and incorporated herein by reference.

We recognized revenue of approximately $1,721 relating to adjustments to our FDIC indemnification asset. Approximately $1,486 of this amount relates to FDIC OREO indemnification and approximately $235 relates to the indemnification of a FDIC loss share loan pool impairment. Both of these relate to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. To the extent we recognize further degradation of value related to these OREO properties, the loss or charge-down is recognized as non interest expense, and approximately 80% of the recognized loss is recognized as income in our non interest income, pursuant to the loss sharing agreements we have with the FDIC. Similar, to the extent we recognize a loan pool impairment (expense is included in provision for loan loss expense included in our condensed consolidated statement of earnings), approximately 80% of the recognized loss is recognized as non interest income, pursuant to the loss sharing agreements we have with the FDIC.

We also recognized accretion income relating to our FDIC indemnification asset of approximately $421. This also relates to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. We make estimates of expected losses on the loans we purchased from the FDIC and we estimate the time period we expect those losses to occur. Pursuant to our loss share agreements (indemnification agreements) with the FDIC, we expect to be reimbursed for those expected future losses during those expected future periods. The present value of these expected future reimbursements is the estimated value of our indemnification asset carried on our balance sheet. Over time, we accrete non interest income based on the discount factor(s) we used to present value our expected future reimbursements. During the six month period ending June 30, 201, this accretion was $421.

Commissions earned on bond sales (“Income from correspondent banking and bond sales division”) was lower this period due to lower volume of bond sales which management believes is related to the current interest rate environment, as well as the needs of our institutional customers. Our customers our small to medium size financial institutions primarily located in the southeast. Typically, when interest rates are falling, these institutions generate significant unrealized gains in their security portfolios, some of which they will lock in by selling bonds, and reinvesting. That type of interest rate environment will generally increase volume, which will increase our commission revenue. When interest rates are low, with the propensity to increase, volume tends to slow, which will tend to generally decrease our revenue from bond sales commissions.

Non-interest expense

Non-interest expense for the six months ended June 30, 2011 increased $12,855, or 31.9%, to $53,178, compared to $40,323 for the same period in 2010. Components of our non-interest expenses are listed in the table below.

Six month period ending:	Jun 30, 2011	Jun 30, 2010	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$21,818	19,494	2,324	11.9%
Employee incentive/bonus compensation	1,206	1,662	(456)	(27.4%)
Employee stock based compensation	377	338	39	11.5%
Deferred compensation expense	231	125	106	84.8%
Health insurance and other employee benefits	1,664	1,238	426	34.4%
Payroll taxes	1,582	1,153	429	37.2%
Employer 401K matching contributions	509	412	97	23.5%
Other employee related expenses	196	253	(57)	(22.5%)
Incremental direct cost of loan origination	(257)	(283)	26	9.2%

Total salaries, wages and employee benefits	27,326	24,392	2,934	12.0%

Occupancy expense	4,208	2,935	1,273	43.4%
Depreciation of premises and equipment	1,995	1,461	534	36.6%
Supplies, stationary and printing	670	498	172	34.5%
Marketing expenses	1,488	1,151	337	29.3%
Data processing expense	2,917	1,198	1,719	143.5%
Legal, auditing and other professional fees	1,317	1,382	(65)	(4.7%)
Bank regulatory related expenses	1,445	1,302	143	11.0%
Postage and delivery	431	235	196	83.4%
ATM and debit card related expenses	740	599	141	23.5%
CDI amortization	391	206	185	89.8%
Loss on sale of repossessed real estate (“OREO”)	55	24	31	129.2%
Valuation write down of repossessed real estate (“OREO”)	3,270	1,310	1,960	149.6%
Loss on repossessed assets other than real estate	103	233	(130)	(55.8%)
Foreclosure and other credit related expenses	2,995	694	2,301	331.6%
Internet and telephone banking	438	311	127	40.8%
Visa/Mastercard processing and prepaid card expenses	70	80	(10)	(12.5%)
Put-back option amortization	183	—	183	n/a
Operational write-offs and losses	241	359	(118)	(32.9%)
Correspondent accounts and Federal Reserve charges	238	151	87	57.6%
Conferences/Seminars/Education/Training	196	319	(123)	(38.6%)
Director fees	134	193	(59)	(30.6%)
Travel expenses	77	246	(169)	(68.7%)
Other expenses	1,380	1,044	336	32.2%

Subtotal	$52,308	$40,323	$11,985	29.7%
Merger and acquisition related expenses	870	—	870	n/a

Total non-interest expense	$53,178	$40,323	$12,855	31.9%

We acquired three failed institutions from the FDIC in the third quarter of last year, which had a combined nine branches (one of which we recently closed). In addition, we closed on our TD Bank transaction in January 2011, adding four additional branches and their related additional operating expenses. These branches, employees and added support cost were not included in our non interest expense for the six month period ending June 30, 2010, which is the primary reason for the increases during the current six month period compared to the same period for last year.

We continue the integration process of the three failed institutions acquired from the FDIC during the third quarter of 2010. These institutions continued to operate on their legacy core processing systems. We converted the first one during June 2011, the second during July 2011 and expect to convert the third during September 2011. We will not fully realize the expected operating efficiencies from these acquisitions until that time.

In addition, several seasoned bank management teams were hired last year and two additional new offices were opened. The teams are growing and developing business in the new markets rapidly and are expected to eventually add significant contributions to the Company’s profitability, but at the present time they have added additional overhead expenses.

The Company has conversion teams in place for the three FDIC bank conversions and the merger of the remaining subsidiary bank not yet merged into the lead bank. This team has contributed to the elevated operating expenses, as well as the due diligence team used for evaluating potential FDIC and other acquisition transactions, and a large special asset disposition department that is charged with the task of resolving the Company’s NPAs and OREO. All of these activities have elevated the Company’s operating expenses, but much of this added expense is temporary in nature.

(Benefit) provision for income taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, which includes a substantial bargain purchase gain, management believes it is more likely than not that the Company will realize the benefits of those deductible differences.

We recognized an income tax benefit for the six months ended June 30, 2011 of $3,281 on pre-tax loss of $7,462 (an effective tax rate of 44%) compared to an income tax provision of $360 on pre-tax earnings of $1,657 (an effective tax rate of 21.7%) for the comparable period in 2010. Net tax exempt income generally decreases a company’s effective tax rate (compared to statutory rates) when the company reports earnings. When there is a loss, the same net tax exempt income will generally produce higher effective tax rates. In addition, we had more tax exempt income during the current quarter compared to the same quarter last year. During the period ended June 30, 2010, we had substantial tax exempt income in excess of non deductible expenses, which produced an effective tax rate which is lower than our statutory tax rate (38.6%).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2010. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2011. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

As reported in our 2010 Annual Report, management conducted a thorough and methodical evaluation and testing of our internal controls over financial reporting as of December 31, 2010, which resulted in the identification of one material control weakness. This material weakness continued to exist at the end of the first quarter 2011, during which time we were engaged in the implementation and testing of remedial measures designed to address this material weakness. The following remedial actions were taken during the fourth quarter of 2010, and during the first and second quarters of 2011:

•	The Company’s three national bank subsidiaries were combined under one charter during December 2010, and the credit oversight function was centralized under the lead bank;

•

During 2011, the Company’s CEO, the CEO of the Company’s lead subsidiary bank, the Company’s chief credit officer and a senior accounting officer met monthly and reviewed all loans identified as impaired pursuant to FASB Accounting Standards Codification No. 310 to ensure that specific reserves on impaired loans are reflective of current market conditions;

•

Specific reserve worksheets, which are used to estimate specific reserves on impaired loans, are prepared by a special asset team leader, reviewed and approved by the special asset manager and the chief credit officer.

•

During the first month of each quarter the committee reviewed new additions to the impaired loan list, potential loan upgrades, prospects for possible loan sales, NPA inflows and outflow trends, and recent appraisal orders;

•

During the second month of each quarter the committee reviewed new additions to the impaired loan list, potential upgrades, any updates on pending loan sales, and review and discuss recently prepared specific reserve worksheets containing new appraisal information in order to determine possible further impairments and/or charge-offs;

•

During the third month of the quarter the committee reviewed any new additions to the impaired loan list, potential upgrades, pending loan sales, and recently prepared specific reserve worksheets containing new recommended time value adjustments in order to determine possible further impairments and/or charge-offs;

•	The allowance for loan loss analysis is prepared by a senior accounting officer and reviewed by the Company’s chief credit officer;

•

The impaired loan report is prepared monthly by loan department personnel and reviewed monthly by the committee, it is reconciled on a quarterly basis to the Company’s accounting system and is reviewed by and certified by the loan special asset manager and the Company’s chief credit officer;

In the second quarter of 2011, we completed testing of the design and operating effectiveness of the enhanced controls to demonstrate their operating effectiveness over a period of time sufficient to support our conclusion that we have remediated the previously reported material weakness in our internal control over financial reporting. We will continue to perform testing of the aforementioned remedial measures designed to address the material weakness.

Except as described above, during our most recent fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2010 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

At our annual meeting of shareholders of April 28, 2011, our shareholders approved a one year frequency of future advisory on the compensation of our named executive officers. In light of the recommendation of the shareholders, we intend to include the say-on-pay advisory vote in our proxy materials on an annual basis until the next shareholder vote on the frequency of say-on-pay or our Board of Directors otherwise determines that a different frequency of say-on-pay is in the best interest of the Company.

Item 6. Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

CENTERSTATE BANKS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS, INC.

(Registrant)

Date:	August 5, 2011	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date:	August 5, 2011	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer