Form 10-Q
period 2011-09-30
CenterState Banks, Inc.
filed 2011-11-02
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,039,332 shares
(class)	Outstanding at October 31, 2011

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	As of September 30, 2011	As of December 31, 2010
ASSETS
Cash and due from banks	$19,119	$23,251
Federal funds sold and Federal Reserve Bank deposits	163,745	154,264

Cash and cash equivalents	182,864	177,515
Trading securities, at fair value	—	2,225
Investment securities available for sale, at fair value	557,129	500,927
Loans held for sale, at lower of cost or fair value	664	673

Loans covered by FDIC loss share agreements	171,193	198,285
Loans, excluding those covered by FDIC loss share agreements	991,725	930,670
Less allowance for loan losses	(26,192)	(26,267)

Net Loans	1,136,726	1,102,688

Bank premises and equipment, net	88,995	84,982
Accrued interest receivable	6,105	6,570
Federal Home Loan Bank and Federal Reserve Bank stock	8,521	10,122
Goodwill	38,035	38,035
Core deposit intangible	4,187	3,921
Bank owned life insurance (“BOLI”)	28,141	27,440
Other repossessed real estate owned covered by FDIC loss share agreements	9,634	11,104
Other repossessed real estate owned (“OREO”)	12,061	12,239
FDIC indemnification asset	53,820	59,456
Deferred income taxes, net	10,302	8,439
Prepaid expense and other assets	16,621	16,588

TOTAL ASSETS	$2,153,805	$2,062,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$402,683	$323,224
Demand -interest bearing	310,723	282,405
Savings and money market accounts	494,945	422,152
Time deposits	583,587	657,813

Total deposits	1,791,938	1,685,594

Securities sold under agreement to repurchase	14,482	13,789
Federal funds purchased	61,343	68,495
Federal Home Loan Bank advances	3,000	15,000
Corporate debentures	12,500	12,500
Accrued interest payable	832	1,148
Settlement payments due FDIC	2,391	6,258
Accounts payable and accrued expenses	17,283	7,891

Total liabilities	1,903,769	1,810,675

Stockholders’ equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; 30,039,332 and 30,004,761 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	300	300
Additional paid-in capital	228,085	227,464
Retained earnings	14,495	21,569
Accumulated other comprehensive income	7,156	2,916

Total stockholders’ equity	250,036	252,249

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,153,805	$2,062,924

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

	00000000	00000000	00000000	00000000
	Three months ended		Nine months ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010

Interest income:
Loans	$16,164	$14,409	$48,745	$40,678
Investment securities available for sale:
Taxable	3,132	4,203	10,646	12,940
Tax-exempt	353	367	1,041	1,089
Federal funds sold and other	188	127	487	400

	19,837	19,106	60,919	55,107

Interest expense:
Deposits	2,731	4,085	8,922	12,089
Securities sold under agreement to repurchase	20	19	67	69
Federal funds purchased	9	23	41	88
Federal Home Loan Bank advances	17	104	110	314
Corporate debentures	104	112	310	316

	2,881	4,343	9,450	12,876

Net interest income	16,956	14,763	51,469	42,231
Provision for loan losses	5,005	16,448	27,926	24,568

Net interest income after loan loss provision	11,951	(1,685)	23,543	17,663

Non interest income:
Service charges on deposit accounts	1,629	1,713	4,602	4,964
Income from correspondent banking and bond sales division	7,999	11,828	18,228	25,556
Commissions from sale of mutual funds and annuities	557	318	1,318	783
Debit card and ATM fees	713	458	2,083	1,325
Loan related fees	199	128	670	375
BOLI income	227	220	701	524
Gain on sale of securities	205	151	3,334	3,226
Trading securities revenue	130	249	397	448
Bargain purchase gain	—	1,377	11,129	1,377
Adjustment to FDIC indemnification asset	256	—	1,977	—
FDIC indemnification asset accretion/(amortization)	(225)	225	196	225
Other non interest revenue and fees	555	455	1,734	951

Total other income	12,245	17,122	46,369	39,754

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	00000000	00000000	00000000	00000000
	Three months ended		Nine months ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010

Non interest expenses:
Salaries, wages and employee benefits	14,944	16,009	42,270	40,401
Occupancy expense	2,036	1,633	6,244	4,568
Depreciation of premises and equipment	1,016	971	3,011	2,432
Supplies, stationary and printing	314	248	984	746
Marketing expenses	611	615	2,099	1,766
Data processing expense	848	726	3,765	1,924
Legal, auditing and other professional fees	559	1,554	1,876	2,936
Core deposit intangible (CDI) amortization	194	142	585	348
Postage and delivery	293	198	724	433
ATM and debit card related expenses	335	365	1,075	964
Bank regulatory expenses	617	819	2,062	2,121
Loss on sale of repossessed real estate (“OREO”)	307	153	362	177
Valuation write down of repossessed real estate (“OREO”)	1,389	1,273	4,659	2,583
Loss on repossessed assets other than real estate	218	171	321	404
Foreclosure related expenses	1,052	803	4,048	1,497
Other expenses	2,054	1,850	5,880	4,553

Total other expenses	26,787	27,530	79,965	67,853

Loss before income taxes	(2,591)	(12,093)	(10,053)	(10,436)
Benefit for income taxes	(599)	(4,422)	(3,880)	(4,062)

Net loss	$(1,992)	$(7,671)	$(6,173)	$(6,374)

Comprehensive loss	$(42)	$(8,124)	$(1,933)	$(5,332)

Loss per share:
Basic	$(0.07)	$(0.27)	$(0.21)	$(0.24)
Diluted	$(0.07)	$(0.27)	$(0.21)	$(0.24)

Common shares used in the calculation of loss per share:
Basic	30,039,329	28,789,008	30,032,377	26,800,582
Diluted	30,039,329	28,789,008	30,032,377	26,800,582

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011 and 2010 (unaudited)

(in thousands of dollars, except per share data)

	Number of common shares	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income(loss)	Total stockholders’ equity
Balances at January 1, 2010	25,773,229	$258	$193,464	$28,623	$7,065	$229,410

Comprehensive income:
Net loss				(6,374)		(6,374)
Unrealized holding gain on available for sale securities, net of deferred income taxes of $455					1,042	1,042

Total comprehensive income						(5,332)

Dividends paid - common ($0.03 per share)				(816)		(816)
Stock options exercised, including tax benefit	90,592	1	734			735
Stock grants issued	940		10			10
Stock based compensation expense			319			319
Proceeds from issuance of common stock	4,140,000	41	32,725			32,766

Balances at September 30, 2010	30,004,761	$300	$227,252	$21,433	$8,107	$257,092

Balances at January 1, 2011	30,004,761	$300	$227,464	$21,569	$2,916	$252,249

Comprehensive income:
Net loss				(6,173)		(6,173)
Unrealized holding gain on available for sale securities, net of deferred income taxes of $2,558					4,240	4,240

Total comprehensive loss						(1,933)

Dividends paid - common ($0.03 per share)				(901)		(901)
Stock options exercised, including tax benefit	14,903		96			96
Stock grants issued	19,668		218			218
Stock based compensation expense			307			307

Balances at September 30, 2011	30,039,332	$300	$228,085	$14,495	$7,156	$250,036

	Three months ended		Nine months ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
Disclosure of reclassification amounts:
Unrealized holding gain arising during the period, net of income taxes	$2,077	$(330)	$6,319	$3,054
Less: reclassified adjustments for gain included in net income, net of income taxes of $78, $28, $1,255 and $1,214, respectively	(127)	(123)	(2,079)	(2,012)

Net unrealized gain (loss) on securities, net of income taxes	$1,950	$(453)	$4,240	$1,042

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	000000	000000
	Nine months ended Sept 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,173)	$(6,374)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,926	24,568
Depreciation of premises and equipment	3,011	2,432
Amortization of purchase accounting adjustments	(9,639)	(1,851)
Net amortization/accretion of investment securities	5,146	4,556
Net deferred loan origination fees	(55)	(24)
Gain on sale of securities available for sale	(3,334)	(3,226)
Trading securities revenue	(397)	(448)
Purchases of trading securities	(189,880)	(215,284)
Proceeds from sale of trading securities	192,502	214,151
Repossessed real estate owned valuation write down	4,659	2,583
Loss on sale of repossessed real estate owned	362	177
Repossessed assets other than real estate valuation write down	222	163
Loss on sale of repossessed assets other than real estate	99	241
Gain on sale of loans held for sale	(88)	(36)
Loans originated and held for sale	(5,271)	(6,003)
Proceeds from sale of loans held for sale	5,368	4,229
(Gain) loss on disposal of and or sale of fixed assets	(28)	25
Deferred income taxes	(4,422)	(949)
Stock based compensation expense	535	518
Bank owned life insurance income	(701)	(524)
Bargain purchase gain from acquisition	(11,129)	(1,377)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	6,691	(68)
Net change in accrued interest payable, accrued expense, and other liabilities	5,057	2,313

Net cash provided by operating activities	20,461	19,792

Cash flows from investing activities:
Purchases of investment securities available for sale	(82,749)	(326,692)
Purchases of mortgage backed securities available for sale	(294,653)	(199,870)
Purchases of FHLB and FRB stock	—	(479)
Proceeds from maturities of investment securities available for sale	977	14,154
Proceeds from called investment securities available for sale	84,125	121,365
Proceeds from pay-downs of mortgage backed securities available for sale	77,829	93,744
Proceeds from sale of investment securities available for sale	20,684	31,009
Proceeds from sales of mortgage backed securities available for sale	142,572	121,849
Proceeds from sale of FHLB and FRB stock	1,601	241
Net decrease in loans	44,600	14,731
Proceeds from wholesale disposal of problem loans	4,156	8,579
Purchases of premises and equipment, net	(6,367)	(12,705)
Proceeds from sale of repossessed real estate	14,447	3,322
Proceeds from insurance claims related to repossessed real estate	263	—
Proceeds from sale of fixed assets	102	—
Purchase of bank owned life insurance	—	(11,000)
Net cash from bank acquisitions	4,349	55,368

Net cash (used) provided by investing activities	11,936	(86,384)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	000000	000000
	Nine months ended Sept 30,
	2011	2010

Cash flows from financing activities:
Net (decrease) increase in deposits	(7,784)	71,426
Net decrease in securities sold under agreement to repurchase	693	(10,346)
Net decrease increase in federal funds purchased	(7,152)	(72,080)
Net decrease in FHLB advances	(12,000)	(20,741)
Stock options exercised, including tax benefit	96	735
Net proceeds from public stock offering	—	32,766
Dividends paid	(901)	(816)

Net cash (used) provided by financing activities	(27,048)	944

Net increase (decrease) in cash and cash equivalents	5,349	(65,648)
Cash and cash equivalents, beginning of period	177,515	192,407

Cash and cash equivalents, end of period	$182,864	$126,759

Transfer of loans to other real estate owned	$18,083	$8,356

Cash paid during the period for:
Interest	$10,921	$13,371

Income taxes	$178	$384

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the nine month period ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were approximately 1,135,304 and 1,175,000 stock options that were anti dilutive at September 30, 2011 and 2010, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended Sept 30,		Nine months ended Sept 30,
	2011	2010	2011	2010
Numerator for basic and diluted loss per share:
Net loss	$(1,992)	$(7,671)	$(6,173)	$(6,374)

Net (loss) income available for common shareholders	$(1,992)	$(7,671)	$(6,173)	$(6,374)

Denominator:
Denominator for basic loss per share
- weighted-average shares	30,039,329	28,789,008	30,032,377	26,800,582
Effect of dilutive securities:
Employee stock options and stock grants	—	—	—	—

Denominator for diluted loss per share
- adjusted weighted-average shares	30,039,329	28,789,008	30,032,377	26,800,582

Basic loss per share	$(0.07)	$(0.27)	$(0.21)	$(0.24)
Diluted loss per share	$(0.07)	$(0.27)	$(0.21)	$(0.24)

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

	000000	000000	000000	000000
		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at September 30, 2011
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	82,818	—	82,818	—
Mortgage backed securities	429,857	—	429,857	—
Municipal securities	44,454	—	44,454	—

at December 31, 2010
Assets:
Trading securities	$2,225	—	$2,225	—
Available for sale securities
U.S. government sponsored entities and agencies	113,416	—	113,416	—
Mortgage backed securities	354,258	—	354,258	—
Municipal securities	33,253	—	33,253	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	000000	000000	000000	000000
		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at September 30, 2011
Assets:
Impaired loans
Residential real estate	$—	—	—	$—
Commercial real estate	1,318	—	—	1,318
Construction, land development and land	620	—	—	620
Commercial	—	—	—	—
Consumer	—	—	—	—
Other real estate owned
Residential real estate	$2,153	—	—	$2,153
Commercial real estate	4,391	—	—	4,391
Construction, land development and land	2,091	—	—	2,091

at December 31, 2010
Assets:
Impaired loans
Residential real estate	$2,000	—	—	$2,000
Commercial real estate	4,931	—	—	4,931
Construction, land development and land	3,949	—	—	3,949
Other real estate owned
Residential real estate	$2,372	—	—	$2,372
Commercial real estate	6,851	—	—	6,851
Construction, land development and land	3,016	—	—	3,016

Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $2,677, with a valuation allowance of $739, at September 30, 2011, and a carrying amount of $14,074, with a valuation allowance of $3,194, at December 31, 2010. The Company recorded a provision for loan loss expense of $413, $889 and $2,455 on these loans during the three and nine month period ending September 30, 2011, and the year ending December 31, 2010, respectively.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The fair value of our repossessed real estate (“other real estate owned” or “OREO”) is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The decline in fair value of other real estate owned was $1,389 and $4,659 during the three and nine month period ending September 30, 2011. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

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

	Sept 30, 2011		Dec 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$182,864	$182,864	$177,515	$177,515
Trading securities	—	—	2,225	2,225
Investment securities available for sale	557,129	557,129	500,927	500,927
FHLB and FRB stock	8,521	n/a	10,122	n/a
Loans held for sale	664	664	673	673
Loans, less allowance for loan losses of $26,192 and $26,267, at September 30, 2011 and December 31, 2010, respectively	1,136,726	1,143,319	1,102,688	1,109,853
FDIC indemnification asset	53,820	53,820	59,456	59,456
Accrued interest receivable	6,105	6,105	6,570	6,570
Financial liabilities:
Deposits- without stated maturities	$1,208,351	$1,208,351	$1,027,781	$1,027,781
Deposits- with stated maturities	583,587	593,654	657,813	667,632
Securities sold under agreement to repurchase	14,482	14,482	13,789	13,789
Federal funds purchased	61,343	61,343	68,495	68,495
Federal Home Loan Bank advances and other borrowed funds	3,000	3,016	15,000	15,113
Corporate debentures	12,500	6,159	12,500	6,075
Accrued interest payable	832	832	1,148	1,148

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the nine and three month periods ending September 30, 2011 and 2010.

Nine month period ending September 30, 2011

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$58,022	$2,897	—		$60,919
Interest expense	(9,101)	(40)	(309)		(9,450)

Net interest income	48,921	2,857	(309)		51,469
Provision for loan losses	(27,920)	(6)	—		(27,926)
Non interest income	26,506	19,863	—		46,369
Non interest expense	(60,412)	(17,510)	(2,043)		(79,965)

Net income (loss) before taxes	(12,905)	5,204	(2,352)		(10,053)
Income tax benefit (provision)	4,977	(1,958)	861		3,880

Net (loss) income	$(7,928)	$3,246	$(1,491)		$(6,173)

Total assets	$1,971,417	$178,042	$265,284	$(260,938)	$2,153,805

Three month period ending September 30, 2011

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$18,746	$1,091	—		$19,837
Interest expense	(2,769)	(9)	(103)		(2,881)

Net interest income	15,977	1,082	(103)		16,956
Provision for loan losses	(5,005)	—	—		(5,005)
Non interest income	3,671	8,574	—		12,245
Non interest expense	(19,347)	(6,806)	(634)		(26,787)

Net income (loss) before taxes	(4,704)	2,850	(737)		(2,591)
Income tax benefit (provision)	1,403	(1,073)	269		599

Net (loss) income	$(3,301)	$1,777	$(468)		$(1,992)

Total assets	$1,971,417	$178,042	$265,284	$(260,938)	$2,153,805

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

Nine month period ending September 30, 2010

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$51,010	$4,097	$0	$0	$55,107
Interest expense	(12,456)	(104)	(316)	0	(12,876)

Net interest income	38,554	3,993	(316)		42,231
Provision for loan losses	(24,562)	(6)			(24,568)
Non interest income	13,016	26,738			39,754
Non interest expense	(43,529)	(22,147)	(2,177)		(67,853)

Net income before taxes	(16,521)	8,578	(2,493)		(10,436)
Income tax benefit (provision)	6,376	(3,228)	914		4,062

Net income	($10,145)	$5,350	($1,579)		($6,374)

Total assets	$1,965,563	$169,450	$273,794	($285,364)	$2,123,443

Three month period ending September 30, 2010

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$17,926	$1,180			$19,106
Interest expense	(4,199)	(32)	(112)		(4,343)

Net interest income	13,727	1,148	(112)		14,763
Provision for loan losses	(16,445)	(3)			(16,448)
Non interest income	4,764	12,358			17,122
Non interest expense	(17,578)	(9,246)	(706)		(27,530)

Net income before taxes	(15,532)	4,257	(818)		(12,093)
Income tax benefit (provision)	5,710	(1,564)	276		4,422

Net (loss) income	($9,822)	$2,693	($542)		($7,671)

Total assets	$1,965,563	$169,450	$273,794	($285,364)	$2,123,443

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

NOTE 5: Investment Securities Available for Sale

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$82,128	$690	$—	$82,818
Mortgage backed securities	420,758	9,176	77	429,857
Municipal securities	42,769	1,716	31	44,454

Total	$545,655	$11,582	$108	$557,129

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$113,183	$732	$499	$113,416
Mortgage backed securities	348,990	6,563	1,295	354,258
Municipal securities	34,079	259	1,085	33,253

Total	$496,252	$7,554	$2,879	$500,927

The cost of securities sold is determined using the specific identification method. Sales of available for sale securities were as follows:

For the nine months ended:	Sept 30, 2011	Sept 30, 2010
Proceeds	$163,256	$152,858
Gross gains	3,465	3,248
Gross losses	131	22

The tax provision related to these net realized gains was $1,255 and $1,214, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The fair value of available for sale securities at September 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Investment securities available for sale	Fair Value	Amortized Cost
Due in one year or less	$2,266	$2,265
Due after one year through five years	11,306	11,193
Due after five years through ten years	31,027	30,192
Due after ten years through thirty years	82,673	81,247
Mortgage backed securities	429,857	420,758

	$557,129	$545,655

Securities pledged at September 30, 2011 and December 31, 2010 had a carrying amount (estimated fair value) of $160,547 and $157,087 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	16,224	77	—	—	16,224	77
Municipal securities	4,395	31	—	—	4,395	31

Total temporarily impaired securities	$20,619	$108	$—	$—	$20,619	$108

	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000
	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$14,501	$499	$—	$—	$14,501	$499
Mortgage backed securities	130,937	1,295	—	—	130,937	1,295
Municipal securities	19,135	880	1,246	205	20,381	1,085

Total temporarily impaired securities	$164,573	$2,674	$1,246	$205	$165,819	$2,879

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

Mortgage-backed securities: At September 30, 2011, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Sept 30, 2011	Dec 31, 2010
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$259,829	$255,571
Commercial	466,860	410,162
Construction, development, land	95,894	109,380

Total real estate	822,583	775,113
Commercial	117,900	100,906
Consumer and other loans (note 1)	1,633	3,264
Consumer and other	50,283	52,115

Loans before unearned fees and cost	992,399	931,398
Unearned fees/costs	(674)	(728)

Total loans not covered by FDIC loss share agreements	991,725	930,670

Loans covered by FDIC loss share agreements
Real estate loans
Residential	102,852	110,586
Commercial	56,839	68,286
Construction, development, land	8,686	13,653

Total real estate	168,377	192,525
Commercial	2,816	5,760

Total loans covered by FDIC loss share agreements	171,193	198,285

Total loans	1,162,918	1,128,955
Allowance for loan losses	(26,192)	(26,267)

Total loans, net of allowance for loan losses	$1,136,726	$1,102,688

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value at the acquisition date and are being accounted for pursuant to ASC Topic 310-30.
Note 2:	Includes $97,048 of loans that are subject to a two year put back option with TD Bank, N.A., so that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The tables below sets forth the activity in the allowance for loan losses for the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended September 30, 2011
Balance at beginning of period	$27,418	$—	$27,418
Loans charged-off	(7,186)	—	(7,186)
Recoveries of loans previously charged-off	662	293	955

Net charge-offs	(6,524)	293	(6,231)
Provision for loan loss	4,985	20	5,005

Balance at end of period	$25,879	$313	$26,192

Three months ended September 30, 2010
Balance at beginning of period	$24,191	$—	$24,191
Loans charged-off	(12,704)	—	(12,704)
Recoveries of loans previously charged-off	77	—	77

Net charge-offs	(12,627)	—	(12,627)
Provision for loan losses	16,448	—	16,448

Balance at end of period	$28,012	$—	$28,012

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Nine months ended September 30, 2011
Balance at beginning of period	$26,267	$—	$26,267
Loans charged-off	(28,947)	(293)	(29,240)
Recoveries of loans previously charged-off	946	293	1,239

Net charge-offs	(28,001)	—	(28,001)
Provision for loan loss	27,613	313	27,926

Balance at end of period	$25,879	$313	$26,192

Nine months ended September 30, 2010
Balance at beginning of period	$23,289	$—	$23,289
Loans charged-off	(20,177)	—	(20,177)
Recoveries of loans previously charged-off	332	—	332

Net charge-offs	(19,845)	—	(19,845)
Provision for loan losses	24,568	—	24,568

Balance at end of period	$28,012	$—	$28,012

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	000000	000000	000000	000000	000000	000000
	Real Estate Loans
	Residential	Commercial	Construction, development, and land	Commercial & Industrial	Consumer and other	Total

Three months ended September 30, 2011
Beginning of the period	$7,932	$9,539	$7,588	$1,493	$866	$27,418
Charge-offs	(1,232)	(3,317)	(1,968)	(289)	(380)	(7,186)
Recoveries	235	264	325	66	65	955
Provisions	1,192	2,446	784	201	382	5,005

Balance at September 30, 2011	$8,127	$8,932	$6,729	$1,471	$933	$26,192

Nine months ended September 30, 2011
Beginning of the period	$7,704	$8,587	$6,893	$2,182	$901	$26,267
Charge-offs	(6,755)	(12,955)	(7,738)	(914)	(878)	(29,240)
Recoveries	313	338	337	81	170	1,239
Provisions	6,865	12,962	7,237	122	740	27,926

Balance at September 30, 2011	$8,127	$8,932	$6,729	$1,471	$933	$26,192

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010. Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	000000	000000	000000	000000	000000	000000
	Real Estate Loans
As of September 30, 2011	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$588	$151	$—	$—	$739
Collectively evaluated for impairment	8,045	8,121	6,528	1,463	933	25,090
Acquired with deteriorated credit quality	82	223	—	8	—	313

Total ending allowance balance	8,127	8,932	6,729	1,471	933	26,192

Loans:

Loans individually evaluated for impairment	12,575	41,832	13,292	6,531	450	74,680
Loans collectively evaluated for impairment (1)	247,254	425,028	82,602	111,369	49,833	916,086
Loans acquired with deteriorated credit quality	102,852	56,839	8,686	2,816	1,633	172,826

Total ending loans balance	$362,681	$523,699	$104,580	$120,716	$51,916	$1,163,592

(1)	Includes $97,048 of loans purchased from TD Bank during the first quarter of 2011. The loans purchased are all performing loans with a two year put back option. This segment of the loan portfolio has no allocation of the allowance for loan loss.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Real Estate Loans
As of December 31, 2010	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$679	$1,981	$534	—	—	$3,194
Collectively evaluated for impairment	7,025	6,606	6,359	2,182	901	23,073
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$7,704	$8,587	$6,893	$2,182	$901	$26,267

Loans:
Loans individually evaluated for impairment	14,856	49,427	16,298	5,712	684	86,977
Loans collectively evaluated for impairment	240,715	360,735	93,082	95,194	51,431	841,157
Loans acquired with deteriorated credit quality	110,586	68,286	13,653	5,760	3,264	201,549

Total ending loans balance	$366,157	$478,448	$123,033	$106,666	$55,379	$1,129,683

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans, which is the primary reason for the decrease in specific allowance and for the appearance of low specific allowance on impaired loans overall. The Company’s impaired loans have been written down by $17,425 to $74,680 ($73,941 when the $739 specific allowance is considered) from their legal unpaid principal balance outstanding of $92,105. The table below summarizes impaired loan data for the periods presented.

	Sept 30, 2011	Dec 31, 2010
Impaired loans with a specific valuation allowance	$2,677	$14,074
Impaired loans without a specific valuation allowance	72,003	72,903

Total impaired loans	$74,680	$86,977
Amount of allowance for loan losses allocated to impaired loans	739	$3,194

Performing TDRs	$7,131	$10,591
Non performing TDRs, included in NPLs	9,112	11,731

Total TDRs (TDRs are required to be included in impaired loans)	$16,243	$22,322
Impaired loans that are not TDRs	58,437	64,655

Total impaired loans	$74,680	$86,977

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $16,243 of TDRs. Of this amount $7,131 are performing pursuant to their modified terms, and $9,112 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”).

Troubled debt restructured loans (“TDRs”):	Sept 30, 2011	Dec 31, 2010
Performing TDRs	$7,131	$10,591
Non performing TDRs	9,112	11,731

Total TDRs	$16,243	$22,322

TDRs as of September 30, 2011 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below.

TDRs	Accruing	Non Accrual	Total
Real estate loans:
Residential	$5,193	$4,880	$10,073
Commercial	699	3,797	4,496
Construction, development, land	498	378	876

Total real estate loans	6,390	9,055	15,445
Commercial	348	—	348
Consumer and other	393	57	450

Total TDRs	$7,131	$9,112	$16,243

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $517 and $1,943 and partial charge offs of $517 and $2,613 on the TDR loans described above during the three and nine month period ending September 30, 2011.

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

Sept 30, 2011
3 months interest only	$212
6 months interest only	2,115
9 months interest only	199
12 months interest only	5,786
18 months interest only	189
payment reduction for 12 months	2,878
all other	4,864

Total TDRs	$16,243

It is still early in our experience with these types of activities, but approximately 44% of our TDRs are current pursuant to their modified terms, and about $9,112, or approximately 56% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. It appears that the longer the period from modification date, the higher the probability of not performing pursuant to the modified terms. Non performing TDRs average approximately twenty-two months in age from their modification date through September 30, 2011. Performing TDRs average approximately thirteen months in age from their modification date through September 30, 2011.

The following table presents loans by class modified as TDRs within the past twelve months for which there was a payment default within the nine month period ending September 30, 2011.

	Number of Loans	Recorded Investment
Residential	—	$—
Commercial real estate	1	75
Construction, development, land	1	108
Commercial	—	—
Consumer and other	—	—

Total	2	$183

The Company recorded a provision for loan loss expense and partial charge offs of $0 and $198 on TDR loans that subsequently defaulted as described above during the three and nine month period ending September 30, 2011.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements, which are evaluated on a pool basis. The recorded investment is less than the unpaid principal balance due to partial charge-offs of $17,425 and $9,172 as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$14,821	$12,575	$—
Commercial real estate	46,582	39,926	—
Construction, development, land	19,801	12,521	—
Commercial	6,614	6,531	—
Consumer, other	452	450	—

With an allowance recorded:
Residential real estate	—	—	—
Commercial real estate	2,707	1,906	588
Construction, development, land	1,128	771	151
Commercial	—	—	—
Consumer, other	—	—	—

Total	$92,105	$74,680	$739

As of December 31, 2010	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$13,313	$12,177	$—
Commercial real estate	46,616	42,515	—
Construction, development, land	15,539	11,815	—
Commercial	5,712	5,712	—
Consumer, other	684	684	—

With an allowance recorded:
Residential real estate	2,679	2,679	679
Commercial real estate	7,123	6,912	1,981
Construction, development, land	4,483	4,483	534
Commercial	—	—	—
Consumer, other	—	—	—

Total	$96,149	$86,977	$3,194

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

Three month period ending September 30, 2011	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$12,904	$83	$—
Commercial	40,370	244	—
Construction, development, land	13,817	57	—

Total real estate loans	67,091	384	—

Commercial loans	6,366	67	—
Consumer and other loans	537	5	—

Total	$73,994	$456	$—

Nine month period ending September 30, 2011
Real estate loans:
Residential	$13,515	$193	$—
Commercial	42,890	600	—
Construction, development, land	14,929	98	—

Total real estate loans	71,334	891	—

Commercial loans	6,047	194	—
Consumer and other loans	602	16	—

Total	$77,983	$1,101	$—

	Three month period ended Sept 30, 2010	Nine month period ended Sept 30, 2010
Average impaired loans during the period	$82,532	$82,248
Interest income recognized during impairment	587	1,743
Cash-basis interest income recognized	563	1,671

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents non-performing loans, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements.

Nonperforming loans were as follows:
	Sept 30, 2011	Dec 31, 2010
Non accrual loans	$61,990	$62,553
Loans past due over 90 days and still accruing interest	207	3,200

Total non performing loans	$62,197	$65,753

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

As of September 30, 2011	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$19,213	$106
Commercial real estate	29,261	—
Construction, development, land	11,376	—
Commercial	1,810	6
Consumer, other	330	95

Total	$61,990	$207

As of December 31, 2010	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$17,282	$1,820
Commercial real estate	28,364	869
Construction, development, land	15,546	366
Commercial	615	83
Consumer, other	746	62

Total	$62,553	$3,200

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Accruing Loans
As of September 30, 2011	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$259,829	$2,385	$1,464	$106	$3,955	$236,661	$19,213
Commercial Real Estate	466,860	2,047	139	—	2,186	435,413	29,261
Construction/Dev/Land	95,894	864	267	—	1,131	83,387	11,376
Commercial	117,900	172	479	6	657	115,433	1,810
Consumer	51,916	348	31	95	474	51,112	330

	$992,399	$5,816	$2,380	$207	$8,403	$922,006	$61,990

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Accruing Loans
As of December 31, 2010	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$255,571	$4,901	$800	$1,820	$7,521	$230,768	$17,282
Commercial Real Estate	410,162	4,093	1,945	869	6,907	374,891	28,364
Construction/Dev/Land	109,380	2,575	619	366	3,560	90,274	15,546
Commercial	100,906	1,293	627	83	2,003	98,288	615
Consumer	55,379	710	236	62	1,008	53,625	746

	$931,398	$13,572	$4,227	$3,200	$20,999	$847,846	$62,553

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

	As of September 30, 2011
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$220,516	$5,887	$33,426	$—
Commercial Real Estate	381,156	37,186	48,518	—
Construction/Dev/Land	69,317	9,911	16,666	—
Commercial	102,863	3,764	11,273	—
Consumer	50,433	722	761	—

	$824,285	$57,470	$110,644	$—

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

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, based on payment activity as of September 30, 2011:

	Residential	Consumer
Performing	$240,510	$51,491
Nonperforming	19,319	425

Total	$259,829	$51,916

Loans purchased from the FDIC:

Income recognized on loans we purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2011 and December 31, 2010.

	Balance at Sept 30, 2011	Balance at Dec 31, 2010
Contractually required principal and interest	$305,241	$320,220
Non-accretable difference	(58,155)	(79,658)

Cash flows expected to be collected	247,086	240,562
Accretable yield	(74,260)	(39,013)

Carrying value of acquired loans	$172,826	$201,549

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase of approximately $42 million in expected cash flows and, as a result, accretable yield, which will be recognized on a prospective basis over the life of the loans. The tables below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month and nine month periods ending September 30, 2011.

Activity during the Three month period ending Sept 30, 2011	Balance at June 30, 2011	income accretion	all other adjustments	Balance at Sept 30, 2011
Contractually required principal and interest	$295,112		$10,129	$305,241
Non-accretable difference	(77,725)		19,570	(58,155)

Cash flows expected to be collected	217,387		29,699	247,086
Accretable yield	(35,118)	2,850	(41,992)	(74,260)

Carry value of acquired loans	$182,269	$2,850	$(12,293)	$172,826

Activity during the Nine month period ending Sept 30, 2011	Balance at Dec 31, 2010	income accretion	all other adjustments	Balance at Sept 30, 2011
Contractually required principal and interest	$320,220		$(14,979)	$305,241
Non-accretable difference	(79,658)		21,503	(58,155)

Cash flows expected to be collected	240,562		6,524	247,086
Accretable yield	(39,013)	8,678	(43,925)	(74,260)

Carry value of acquired loans	$201,549	$8,678	$(37,401)	$172,826

NOTE 7: FDIC indemnification asset

The activity in the FDIC loss share indemnification asset which resulted from the July 16, 2010 acquisition of Olde Cypress Community Bank and the August 20, 2010 acquisitions of the Community National Bank of Bartow and Independent National Bank in Ocala loss share agreements is as follows:

	Nine months period ended Sept 30, 2011	Twelve months period ended Dec 31, 2010
Beginning of the year	$59,456	$—
Effect of acquisitions	—	58,309
Discount accretion	196	598
Indemnification revenue	2,870	549
Proceeds from FDIC	(8,952)	—
Impairment of loan pool	250	—

End of the period	$53,820	$59,456

Impairment of loan pools

Loan pools covered by FDIC loss share agreements were impaired by $313 which was an expense included in our loan loss provision expense. The 80% FDIC reimbursable amount of this expense ($250) was included in the Company’s non interest income and as an increase in the Company’s FDIC indemnification asset.

Indemnification Revenue

Indemnification Revenue represents approximately 80% of the cost incurred pursuant to the repossession process and losses incurred on the sale of OREO, or writedown of OREO values to current fair value. These costs are reimbursable from the FDIC.

Discount Accretion

If expected cash flows from loan pools are greater than previously expected, the accretable yield increases and is accreted into interest income over the remaining lives of the related loan pools. The increase in future accretable income may result in less reimbursements from the FDIC (i.e. if the expected losses decrease, then the expected reimbursements from the FDIC decrease). The expected decrease in FDIC reimbursements is amortized over the period of the related increase in accretable yield from the related loan pools.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

NOTE 8: Announced acquisitions

On May 23, 2011, the Company announced that it had entered into a definitive agreement with The Hartford Financial Services Group, Inc. to purchase Federal Trust Corporation and subsequently merge Federal Trust Bank into its lead subsidiary bank, CenterState Bank of Florida. This transaction closed on November 1, 2011. With the closing of this transaction, the Company will assume all of the deposits, approximately $200 million, and purchase selected performing loans totaling approximately $165 million and other assets of Federal Trust Bank. The Company will not pay a premium to assume the deposits and will receive a 27% discount on the selected performing loans. The Company also has the option to put back any purchased loan for up to one year after closing that becomes 30 days past due or becomes adversely classified by applicable regulatory standards. Due to the timing of this acquisition, the Company has not been able to complete the fair value estimates of loans, deposits, and other tangible and intangible assets and liabilities, therefore, disclosures have been omitted. The Company expects to recognize a substantial bargain purchase gain as a result of the discount received on loans and the put back option, but the amount will not be known until the Company completes the estimates of the fair value of assets acquired and liabilities assumed. As a result of this acquisition, the Company expects to solidify its market share in Central Florida, expand its customer base to enhance its core deposit franchise and its deposit fee income, and reduce operating costs through economies of scale.

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

NOTE 11: Effect of new pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The effect of adopting this new guidance is disclosed in Note 6.

In September 2011, the FASB amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

(continued)

guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts presented herein are in thousands, except per share data.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Overview

Our total assets increased approximately 4.4% during the nine month period ending September 30, 2011 due to the TD Bank acquisition, whereby we acquired four branches and approximately $115,283 of deposits and $119,388 of loans on January 20, 2011. Excluding the loans acquired from TD Bank, our loans decreased by about 5.6%, or $63,085 during the nine month period. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $163,745 at September 30, 2011 (approximately 7.6% of total assets) as compared to $154,264 at December 31, 2010 (approximately 7.5% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored entities and agency securities and municipal tax exempt securities, were $557,129 at September 30, 2011 (approximately 26% of total assets) compared to $500,927 at December 31, 2010 (approximately 24% of total assets), an increase of $56,202 or 11%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities. We were not holding any securities in our trading portfolio at September 30, 2011. A list of the activity in this portfolio is summarized below.

	Nine month period ended Sept 30, 2011	Nine month period ended Sept 30, 2010
Beginning balance	$2,225	$—
Purchases	189,880	215,284
Proceeds from sales	(192,502)	(214,151)
Net realized gain on sales	397	423
Mark to market adjustment	—	25

Ending balance	$—	$1,581

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

	Nine month period ended Sept 30, 2011	Nine month period ended Sept 30, 2010
Beginning balance	$673	$—
Loans originated	5,271	6,003
Proceeds from sales	(5,368)	(4,229)
Net realized gain on sales	88	36

Ending balance	$664	$1,810

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the nine month period ended September 30, 2011, were $1,198,838, or 63% of average earning assets, as compared to $981,006, or 58% of average earning assets, for the similar period in 2010. Total loans at September 30, 2011 and December 31, 2010 were $1,162,918 and $1,128,955, respectively, an increase of $33,963, or 3.0%. This represents a loan to total asset ratio of 54% and 55% and a loan to deposit ratio of 65% and 67%, at September 30, 2011 and December 31, 2010, respectively.

The continuing weak economy in general and the struggling Florida real estate market in particular, have made it difficult to grow our loan portfolio. Although our loans increased by $33,963, or 3.0% as indicated above, this was primarily due to the TD Bank transaction whereby we purchased approximately $119,388 of performing loans on January 20, 2011. Excluding these purchased loans (outstanding balance of $97,048 at September 30, 2011), our loan portfolio decreased by $63,085, or 5.6% during the nine month period ending September 30, 2011. Part of this decrease was due to net charge-offs (approximately $28,001), and transfers out of loans into OREO and repossessed assets other than real estate (approximately $18,083 and $2,207, respectively), and net proceeds from loan sales of approximately $4,156. Excluding these components, loans decreased $10,638 which is a net amount comprised of new loan originations less maturities, pay-offs and normal amortization. This continued decrease is reflective of a sluggish economy and weak loan demand.

Approximately 14.7% of our loans, or $171,193, are covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. Within the FDIC covered loan portfolio, ninety-eight percent (98%) is collateralized by real estate, of which single family loans represent the largest component at $102,852 or 61% of total covered real estate loans.

In addition to the loans covered by FDIC loss share agreements discussed above, approximately 8.3% of our total loans, or $97,048, are subject to a two year put back option, commencing on January 20, 2011, with TD Bank, whereas if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, we have the option to put back these loans to TD Bank subject to the terms of our agreement with TD Bank. We have no allowance for loan losses set aside for loans subject to the put back options discussed above. There is a total of approximately $894,677, or 77% of our total loans, that are not subject to either of these agreements of which we have set aside a total allowance for loan losses of $25,879 or 2.89%, after partial charge-offs on certain impaired loans of approximately $17,425.

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

Our total loans, including those with and without loss protection agreements, total $1,162,918 at September 30, 2011. Of this amount approximately 85% are collateralized by real estate, 10% are commercial non real estate loans and the remaining 5% are consumer and other non real estate loans. We have approximately $362,681 of single family residential loans which represents about 31% of our total loan portfolio. As with all of our loans, these are originated in our geographical market area in central Florida. Our largest category of loans is commercial real estate which represents approximately 45% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Sept 30, 2011	Dec 31, 2010
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$259,829	$255,571
Commercial	466,860	410,162
Construction, development, land	95,894	109,380

Total real estate	822,583	775,113
Commercial	117,900	100,906
Consumer and other loans, at fair value (note 1)	1,633	3,264
Consumer and other	50,283	52,115

Loans before unearned fees and cost	992,399	931,398
Unearned fees/costs	(674)	(728)

Total loans not covered by FDIC loss share agreements	991,725	930,670

Loans covered by FDIC loss share agreements
Real estate loans
Residential	102,852	110,586
Commercial	56,839	68,286
Construction, development, land	8,686	13,653

Total real estate	168,377	192,525
Commercial	2,816	5,760

Total loans covered by FDIC loss share agreements	171,193	198,285

Total loans	$1,162,918	$1,128,955

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value at the acquisition date and are being accounted for pursuant to ASC Topic 310-30.
Note 2:	Includes $97,048 of loans that are subject to a two year put back option with TD Bank, N.A., so that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank.

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

Any losses in loans covered by FDIC loss share agreements, as described above, are reimbursable from the FDIC to the extent of 80% of any losses. These loans are being accounted for pursuant to ASC Topic 310-30. Loan pools in this portfolio are evaluated for impairment each quarter. If a pool is impaired, an allowance for potential loan loss is recorded.

In the table below we have shown the two components, as discussed above, of our allowance for loan losses at September 30, 2011 and December 31, 2010. The data in the table below excludes loans covered by FDIC loss share agreement.

	Sept 30, 2011	Dec 31, 2010	Increase (decrease)
Impaired loans	$74,680	$86,977	($12,297)
Component 1 (specific allowance)	739	3,194	(2,455)
Specific allowance as percentage of impaired loans	0.99%	3.67%	(268 bps )

Performing loans purchased from TD Bank and subject to put back option	97,048	—	97,048
Component 2 (general allowance)	—	—	—
General allowance as percentage of purchased loans	—	—	—

Non impaired loans excluding loans subject to put back option	819,997	843,693	(23,696)
Component 2 (general allowance)	25,140	23,073	2,067
General allowance as percentage of non impaired loans	3.07%	2.73%	34 bps

Total loans, excluding loans covered by FDIC loss share agreements	991,725	930,670	61,055
Total allowance for loan losses, excluding FDIC covered loans	25,879	26,267	(388)
Allowance for loan losses as percentage of non covered loans	2.61%	2.82%	(21 bps )
Allowance for loan losses as percentage of non covered loans excluding loans purchased from TD Bank and subject to put back option	2.89%	2.82%	7 bps

As shown in the table above, our allowance for loan losses (“ALLL”) as a percentage of total loans not covered by FDIC loss share agreements outstanding was 2.61% (2.89% excluding loans purchased from TD Bank and subject to put back option) at September 30, 2011 compared to 2.82% at December 31, 2010. Our ALLL, excluding covered loans, decreased by a net amount of $388 during this nine month period. Component 2 (general allowance) increased by $2,067 during the period. This increase is primarily due to changes in our historical charge-off rates, current environmental factors and portfolio mix.

Component 1 (specific allowance) decreased by $2,455. This Component is the result of a specific allowance analysis prepared for each of our impaired loans excluding loans covered by FDIC loss share agreements. Our specific allowance is the aggregate of the results of individual analysis prepared for each one of these impaired loans on a loan by loan basis. The decrease in our specific allowance during this period is primarily the result of recording partial charge-offs versus specific allowance. The change in mix and evaluation of impaired loans also impacts these changes. The carrying value of our impaired loans ($74,680) represents approximately 81% of the related legal unpaid principal balances (80% when we consider the $739 specific allowance), which is a result of using charge-offs versus specific allowance.

The tables below sets forth the activity in the allowance for loan losses for the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended September 30, 2011
Balance at beginning of period	$27,418	$—	$27,418
Loans charged-off	(7,186)	—	(7,186)
Recoveries of loans previously charged-off	662	293	955

Net charge-offs	(6,524)	293	(6,231)
Provision for loan loss	4,985	20	5,005

Balance at end of period	$25,879	$313	$26,192

Three months ended September 30, 2010
Balance at beginning of period	$24,191	$—	$24,191
Loans charged-off	(12,704)	—	(12,704)
Recoveries of loans previously charged-off	77	—	77

Net charge-offs	(12,627)	—	(12,627)
Provision for loan losses	16,448	—	16,448

Balance at end of period	$28,012	$—	$28,012

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Nine months ended September 30, 2011
Balance at beginning of period	$26,267	$—	$26,267
Loans charged-off	(28,947)	(293)	(29,240)
Recoveries of loans previously charged-off	946	293	1,239

Net charge-offs	(28,001)	—	(28,001)
Provision for loan loss	27,613	313	27,926

Balance at end of period	$25,879	$313	$26,192

Nine months ended September 30, 2010
Balance at beginning of period	$23,289	$—	$23,289
Loans charged-off	(20,177)	—	(20,177)
Recoveries of loans previously charged-off	332	—	332

Net charge-offs	(19,845)	—	(19,845)
Provision for loan losses	24,568	—	24,568

Balance at end of period	$28,012	$—	$28,012

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

The carrying amount of the loans we acquired from the FDIC, both Type A and Type B, as we defined in the two preceding paragraphs, are summarized as follows:

	Sept 30, 2011	Dec 31, 2010
Real estate loans
Residential	$102,852	$110,586
Commercial	56,839	68,286
Construction, development, land	8,686	13,653

Total real estate loans	168,377	192,525
Commercial	2,816	5,760

Total loans covered by FDIC loss share agreements	171,193	198,285
Consumer (not covered by FDIC loss share)	1,633	3,264

Total loans purchased from the FDIC	$172,826	$201,549

Income recognized on loans we purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. We have accreted interest income from these loans acquired during the third quarter of 2010, in the amounts and in the periods as summarized below.

	2011	2010
Three month periods ending September 30	$2,850	$1,695
Nine month periods ending September 30	$8,678	$1,695

Each quarter, management reevaluates expected future losses and expected future cash flows compared to previously estimated expected losses and cash flows. To the extent revised expected cash flows are higher than previously expected cash flows, the estimated difference is reclassified from non-accretable difference to accretable yield, and future yield accretion will increase over the remaining life of the loans in the related pool. This has occurred during the current quarter in a number of pools resulting in higher yield accretion in 3Q11 compared to 2Q11.

To the extent future expected cash flows are determined to be less than previously estimated future expected cash flows, then that particular pool is impaired. When a pool is deemed to be impaired the estimated loss is recognized in the current period. This has also occurred with four of our thirty accounting pools. We recognized impairment losses of $329 of which $16 relates to a non covered consumer loan pool and the remaining $313 relate to pools with FDIC loss share coverage. Within our total loan loss allowance, as indicated on the previous page, we have recognized an allowance against three covered pools in the amount of $313. Because the loans within these pools are subject to FDIC loss share coverage to the extent of 80% of the loss, we also recognized $250 (80% of $313) of non interest income included in our Condensed Consolidated Statement of Earnings, and increased our indemnification asset by $250. Refer to Notes 6 and 7 for additional discussion and information regarding this subject.

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 6.27% at September 30, 2011, compared to 7.07% at December 31, 2010.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $75,985 at September 30, 2011, compared to $78,524 at December 31, 2010. Non performing assets as a percentage of total assets were 3.53% at September 30, 2011, compared to 3.81% at December 31, 2010.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated.

	Sept 30, 2011	Dec 31, 2010
Non-accrual loans (note 1)	$61,990	$62,553
Past due loans 90 days or more and still accruing interest (note 1)	207	3,200

Total non-performing loans (NPLs) (note 1)	62,197	65,753

Other real estate owned (OREO) (note 1)	12,061	12,239
Repossessed assets other than real estate (note 1)	1,727	532

Total non-performing assets (NPAs) (note 1)	$75,985	$78,524

Total NPLs as a percentage of total loans (note 1)	6.27%	7.07%
Total NPAs as a percentage of total assets (note 1)	3.53%	3.81%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans (note 1)	0.83%	1.96%
Allowance for loan losses, excluding FDIC covered loans	$25,879	$26,267
Allowance for loan losses as a percentage of NPLs (note 1)	42%	40%

Note 1:	Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of September 30, 2011 the Company had reported a total of 302 non accrual loans with an aggregate book value of $61,990, compared to December 31, 2010 when 268 non accrual loans with an aggregate book value of $62,553 were reported. The $563 decrease was due primarily to a decrease in construction/development/land category of approximately $4,170 which was partially offset by increases in residential real estate, commercial and commercial real estate. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate loans	$19,213	31%	120
Commercial real estate loans	29,261	47%	70
Construction, development and land loans	11,376	18%	60
Non real estate commercial loans	1,810	3%	29
Non real estate consumer and other loans	330	1%	23

Total non accrual loans at September 30, 2011	$61,990	100%	302

The Company believes that the construction, development and land loan category is the loan category where the most risk is present. This category includes primarily land and building lots, both residential and commercial, with very little vertical construction included. On the positive side, the category only represents about 10% of the total loan portfolio excluding loans covered by FDIC loss share agreements. Evidencing the riskier nature of the category, it represents a disproportionate 18% of the Company’s total non accrual loans and approximately 35% of the Company’s total OREO, excluding OREO covered by FDIC loss share agreements.

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At September 30, 2011, total OREO was $21,695. Of this amount, $9,634 is covered by FDIC loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $12,061 at September 30, 2011. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Statement of Operations. OREO is further delineated in the table below.

(unaudited) Description of repossessed real estate	carrying amount at Sept 30, 2011
27 single family homes	$2,778
2 mobile homes with land	153
42 residential building lots	1,880
18 commercial buildings	4,890
Land / various acreages	2,360

Total, excluding OREO covered by FDIC loss share agreements	$12,061

Impaired loans are defined as loans that management has concluded will not repay as agreed. (Small balance homogeneous loans are not considered for impairment purposes.) Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or other economic conditions change. At September 30, 2011 we have identified a total of $74,680 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $739 has been attached to $2,677 of the total identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $74,680, has been partially charged down by $17,425 from their aggregate legal unpaid balance of $92,105. The table below summarizes impaired loan data for the periods presented.

	Sept 30, 2011	Dec 31, 2010
Impaired loans with a specific valuation allowance	$2,677	$14,074
Impaired loans without a specific valuation allowance	72,003	72,903

Total impaired loans	$74,680	$86,977
Amount of allowance for loan losses allocated to impaired loans	739	$3,194

Performing TDRs	$7,131	$10,591
Non performing TDRs, included in NPLs	9,112	11,731

Total TDRs (TDRs are required to be included in impaired loans)	$16,243	$22,322
Impaired loans that are not TDRs	58,437	64,655

Total impaired loans	$74,680	$86,977

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of September 30, 2011, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $88,995 at September 30, 2011 compared to $84,982 at December 31, 2010, an increase of $4,013 or 4.7%. This amount is the result of purchases and construction in process of $7,024 less $3,011 of depreciation expense. The $7,024 of purchases and construction cost can be further delineated as follows: approximately $2,270 for purchases of buildings, land and construction costs; approximately $681 in capitalization of certain software development costs related to our correspondent banking division; $677 for purchase of software, also related to our correspondent banking division; and, the remaining $3,396 is a combination of purchases of equipment, furniture and software, net of disposals.

Deposits

During the nine month period ending September 30, 2011, time deposits decreased by $74,226 and non time deposits increased by $180,570. Cost of deposits decreased in each deposit category, but the category affecting the overall decrease the most was time deposits. In addition to repricing maturing time deposits to current market rates, time deposits as a percentage of total deposits decreased from 39% to 33%. During the same time, core deposits (non time deposits) as a percentage of total deposits increased, both in terms of actual dollars and as a percentage of total deposits. A summary of our deposit mix over the previous five quarters is presented in the table below.

	Sept 30, 2011	% of total	Dec 31, 2010	% of total
Demand - non-interest bearing	$402,683	22%	$323,224	19%
Demand - interest bearing	310,723	17%	282,405	17%
Savings deposits	206,053	12%	198,428	12%
Money market accounts	288,892	16%	223,724	13%
Time deposits	583,587	33%	657,813	39%

Total deposits	$1,791,938	100%	$1,685,594	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $14,482 at September 30, 2011 compared to $13,789 at December 31, 2010.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At September 30, 2011 we had $61,343 of correspondent bank deposits or federal funds purchased, compared to $68,495 at December 31, 2010.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At September 30, 2011 and December 31, 2010, advances from the Federal Home Loan Bank were as follows.

	Sept 30, 2011	Dec 31, 2010
Matured January 7, 2011, interest rate is fixed at 3.63%	$—	$3,000
Matured January 10, 2011, interest rate is fixed at 1.84%	—	3,000
Matured January 11, 2011, interest rate is fixed at 0.61%	—	3,000
Matured June 27, 2011, interest rate is fixed at 3.93%	—	3,000
Matures December 30, 2011, interest rate is fixed at 2.30%	3,000	3,000

Total	$3,000	$15,000

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

Stockholders’ equity

Stockholders’ equity at September 30, 2011, was $250,036, or 11.6% of total assets, compared to $252,249, or 12.2% of total assets at December 31, 2010. The increase in stockholders’ equity was due to the following items:

$252,249	Total stockholders’ equity at December 31, 2010
(6,173)	Net loss during the period
(901)	Dividends paid on common shares, $0.02 per common share
4,240	Net increase in market value of securities available for sale, net of deferred taxes
96	Employee stock options exercised
525	Employee equity based compensation
$250,036	Total stockholders’ equity at September 30, 2011

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2011, each of our subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2011 and December 31, 2010 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2011
Total capital (to risk weighted assets)	$228,615	18.7%	$122,582	> 10%	$106,033
Tier 1 capital (to risk weighted assets)	213,158	17.4%	73,549	> 6%	139,609
Tier 1 capital (to average assets)	213,158	10.3%	103,667	> 5%	109,491
December 31, 2010
Total capital (to risk weighted assets)	$227,907	19.3%	$118,230	> 10%	$109,677
Tier 1 capital (to risk weighted assets)	212,986	18.0%	70,938	> 6%	142,048
Tier 1 capital (to average assets)	212,986	10.3%	103,053	> 5%	109,933

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER, 2011 AND 2010

Overview

We recognized a net loss of $1,992 or $0.07 per share basic and diluted for the three month period ended September 30, 2011, compared to net loss of $7,671 or $0.27 per share basic and diluted for the same period in 2010.

The primary reason for the smaller loss during the current quarter is lower credit cost. Although Florida continues to struggle with a sluggish economy and a weak real estate market, our credit metrics have indicated modest improvement during the current quarter.

Credit cost, income and expense categories, along with other items are discussed and analyzed below.

Net interest income/margin

Net interest income increased $2,193 or 15% to $16,956 during the three month period ended September 30, 2011 compared to $14,763 for the same period in 2010. The $2,193 increase was the result of a $731 increase in interest income and a $1,462 decrease in interest expense.

Interest earning assets averaged $1,857,078 during the three month period ended September 30, 2011 as compared to $1,795,889 for the same period in 2010, an increase of $61,189, or 3%. The yield on average interest earning assets increased 2 bps to 4.24% (4 bps to 4.30% tax equivalent basis) during the three month period ended September 30, 2011, compared to 4.22% (4.26% tax equivalent basis) for the same period in 2010. The combined effects of the $61,189 increase in average interest earning assets and the 2 bps (4 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $731 ($857 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,451,731 during the three month period ended September 30, 2011 as compared to $1,430,595 for the same period in 2010, an increase of $21,136, or 1.5%. The cost of average interest bearing liabilities decreased 41 bps to 0.79% during the three month period ended September 30, 2011, compared to 1.20% for the same period in 2010. The combined effects of the $21,136 increase in average interest bearing liabilities and the 41 bps decrease in cost of average interest bearing liabilities resulted in the $1,462 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2011 and 2010 on a tax equivalent basis.

	Three months ended September 30,
	2011			2010
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (8)	$991,217	$13,549	5.42%	$918,553	$12,786	5.52%
Covered loans	176,275	2,759	6.21%	127,641	1,645	5.11%
Securities- taxable	422,641	3,132	2.94%	588,154	4,203	2.84%
Securities- tax exempt (8)	36,229	521	5.71%	35,969	531	5.86%
Fed funds sold and other (3)	230,716	188	0.32%	125,572	127	0.40%

Total interest earning assets	1,857,078	20,149	4.30%	1,795,889	19,292	4.26%

Allowance for loan losses	(29,009)			(25,916)
All other assets	287,483			278,149

Total assets	$2,115,552			$2,048,122

Interest bearing deposits (4)	1,353,164	2,731	0.80%	$1,292,668	4,085	1.25%
Fed funds purchased	67,540	9	0.05%	90,368	23	0.10%
Other borrowings (5)	18,527	37	0.79%	35,059	123	1.39%
Corporate debenture	12,500	104	3.30%	12,500	112	3.55%

Total interest bearing liabilities	1,451,731	2,881	0.79%	1,430,595	4,343	1.20%

Demand deposits	406,455			331,507
Other liabilities	8,374			30,958
Stockholders’ equity	248,992			255,062

Total liabilities and stockholders’ equity	$2,115,552			$2,048,122

Net interest spread (tax equivalent basis) (6)			3.52%			3.06%

Net interest income (tax equivalent basis)		$17,268			$14,949

Net interest margin (tax equivalent basis) (7)			3.69%			3.30%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $79 and $58 for the three month periods ended September 30, 2011 and 2010.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($274) and ($317) for the three month periods ended September 30, 2011 and 2010.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 7:	Represents net interest income divided by total interest earning assets.
Note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses decreased $11,443, or 70%, to $5,005 during the three month period ending September 30, 2011 compared to $16,448 for the comparable period in 2010. During the third quarter of 2010, the Company disposed of commercial real estate problem loans with a carrying balance of $16,940 for $8,579 in the wholesale debt market, resulting in loan loss expense of $8,361 directly related to the sale. No loans were sold in the wholesale debt market during the third quarter of 2011. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. The lower loan loss provision during the current quarter versus same quarter last year is the primary reason for lower net loss during the current quarter. Although Florida continues to endure a sluggish economy and a depressed real estate market, our credit metrics have improved during the current quarter. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2011 was $12,245 compared to $17,122 for the comparable period in 2010. This increase was the result of the following components listed in the table below.

Three month period ending:	Sept 30, 2011	Sept 30, 2010	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,629	$1,713	$(84)	(4.9%)
Income from correspondent banking and bond sales division	7,999	11,828	(3,829)	(32.4%)
Correspondent banking division – other fees	434	362	72	19.9%
Commissions from sale of mutual funds and annuities	557	318	239	75.2%
Debit card and ATM fees	713	458	255	55.7%
Loan related fees	199	128	71	55.5%
BOLI income	227	220	7	3.2%
Trading securities revenue	130	249	(119)	(47.8%)
FDIC indemnification asset- accretion of discount rate	(225)	225	(450)	(200.0%)
Adjustments to FDIC indemnification asset	256	—	256	n/a
Other service charges and fees	121	93	28	30.1%
Gain on sale of securities	205	151	54	35.8%

Subtotal	12,245	15,745	(3,500)	(22.2%)
Bargain purchase gain	—	1,377	(1,377)	n/a

Total non-interest income	$12,245	$17,122	$(4,877)	28.5%

We recognized revenue of approximately $256 relating to adjustments to our FDIC indemnification asset. Approximately $241 of this amount relates to FDIC OREO indemnification and approximately $15 relates to the indemnification of a FDIC loss share loan pool impairment. Both of these relate to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. To the extent we recognize further degradation of value related to these OREO properties, the loss or charge-down is recognized as non interest expense, and approximately 80% of the recognized loss is recognized as income in our non interest income, pursuant to the loss sharing agreements we have with the FDIC. Similar, to the extent we recognize a loan pool impairment (expense is included in provision for loan loss expense included in our condensed consolidated statement of earnings), approximately 80% of the recognized loss is recognized as non interest income, pursuant to the loss sharing agreements we have with the FDIC.

We also recognized accretion income, or in this particular quarter negative income, relating to our FDIC indemnification asset of approximately $225. This also relates to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. We make estimates of expected losses on the loans we purchased from the FDIC and we estimate the time period we expect those losses to occur. Pursuant to our loss share agreements (indemnification agreements) with the FDIC, we expect to be reimbursed for those expected future losses during those expected future periods. The present value of these expected future reimbursements is the estimated value of our indemnification asset carried on our balance sheet. Over time, we accrete non interest income based on the discount factor(s) we used to present value our expected future reimbursements. Each quarter we adjust our estimates of losses and the estimated time period to recover those losses. As these factors change, the income accretion will change and can go negative relative to changes in expected loss reimbursements and timing thereof. Based on our recent evaluations of expected cash flows from acquired loans, we have estimated new expected future cash flows in excess of previously estimated future cash flows (this valuation process occurs quarterly). As such, the higher expected future cash flows are recognized through higher interest income accretion over the lives of the related loans. Since we now have estimated higher future expected cash flows, we are estimating lower future losses. Since future losses are now expected to be less than previously estimated, the resulting future reimbursements for losses from the FDIC is expected to be less. These lower expected reimbursements from the FDIC reduce the FDIC indemnification asset over time, and can exceed the original present value accretion discussed above resulting in a net negative accretion. During the current quarter, this accretion was a negative $225. The alternative to this method of adjusting expected reimbursements over the life of the related loan pools is to recognize an impairment expense immediately on the indemnification asset. We believe that it is more appropriate to match the lower expected reimbursement loss against the pick-up in loan yield over the future periods as they occur.

Non-interest expense

Non-interest expense for the three months ended September 30, 2011 decreased $743, or 2.7%, to $26,787, compared to $27,530 for the same period in 2010. Components of our non-interest expenses are listed in the table below.

Three month period ending:	Sept 30, 2011	Sept 30, 2010	$ Increase (decrease)	% increase (decrease)
Employee salaries and wages	$12,621	$13,544	$(923)	(6.8%)
Employee incentive/bonus compensation	600	1,020	(420)	(41.2%)
Employee stock based compensation	158	180	(22)	(12.2%)
Deferred compensation expense	114	97	17	17.5%
Health insurance and other employee benefits	483	311	172	55.3%
Payroll taxes	618	642	(24)	(3.7%)
Employer 401K matching contributions	231	211	20	9.5%
Other employee related expenses	231	179	52	29.1%
Incremental direct cost of loan origination	(112)	(175)	63	(36.0%)

Total salaries, wages and employee benefits	$14,944	$16,009	$(1,065)	(6.7%)

Occupancy expense	2,036	1,633	403	24.7%
Depreciation of premises and equipment	1,016	971	45	4.6%
Supplies, stationary and printing	314	248	66	26.6%
Marketing expenses	611	615	(4)	(0.7%)
Data processing expense	848	726	122	16.8%
Legal, auditing and other professional fees	559	785	(226)	(28.8%)
Bank regulatory related expenses	617	819	(202)	(24.7%)
Postage and delivery	293	198	95	48.0%
ATM and debit card related expenses	335	365	(30)	(8.2%)
CDI amortization	194	142	52	36.6%
Loss on sale of repossessed real estate (“OREO”)	307	153	154	100.7%
Valuation write down of repossessed real estate (“OREO”)	1,389	1,273	116	9.1%
Loss on repossessed assets other than real estate	218	171	47	27.5%
Foreclosure and other credit related expenses	1,052	803	249	31.0%
Internet and telephone banking	324	132	192	145.5%
Visa/Mastercard processing and prepaid card expenses	35	82	(47)	(57.3%)
Put-back option amortization	109	—	109	n/a
Operational write-offs and losses	166	296	(130)	(43.9%)
Correspondent accounts and Federal Reserve charges	118	83	35	42.2%
Conferences/Seminars/Education/Training	134	236	(102)	(43.2%)
Director fees	71	92	(21)	(22.8%)
Travel expenses	30	224	(194)	(86.6%)
Other expenses	488	705	(217)	(30.8%)

Subtotal	$26,208	$26,761	$(553)	(2.1%)
Merger and acquisition related expenses	579	769	(190)	(24.7%)

Total non-interest expense	$26,787	$27,530	$(743)	(2.7%)

We acquired three failed institutions from the FDIC in the third quarter of last year, which had a combined nine branches, one of which we subsequently closed. In addition, we closed on our TD Bank transaction in January 2011, adding four additional branches and their related additional operating expenses. The four TD Bank branches and their related operating expenses were not included in our third quarter 2010 expenses. The FDIC branches and their related operating expenses occurred in the middle of the third quarter of 2010, approximately.

In September 2011, we have completed the integration process of the three failed institutions acquired from the FDIC during the third quarter of 2010. These institutions continued to operate on their legacy core processing systems. We converted the first one during June 2011, the second during July 2011 and the third during September 2011. We are beginning to realize the expected operating efficiencies from these acquisitions during the third quarter of 2011 and expect to see additional efficiencies in 4Q11 as well.

In addition, several seasoned bank management teams were hired last year and two additional new offices were opened. The teams are growing and developing business in the new markets rapidly and are expected to eventually add significant contributions to the Company’s profitability, but at the present time they have added additional overhead expenses.

The Company has conversion teams in place for the three FDIC bank conversions, the Federal Trust Bank acquisition scheduled for the fourth quarter 2011 and the merger of the remaining subsidiary bank not yet merged into the lead bank. This team has contributed to the elevated operating expenses, as well as the due diligence team used for evaluating potential FDIC and other acquisition transactions, and a large special asset disposition department that is charged with the task of resolving the Company’s NPAs and OREO. All of these activities have elevated the Company’s operating expenses, but much of this added expense is temporary in nature, and as indicated above, we are beginning to realize expected efficiencies.

Lastly, as indicated in “non interest income,” our gross commission from bond sales was $7,999 this quarter, compared to $11,828 during the same quarter last year, which was a record quarter. Much of the related expense in our correspondent banking division (bond sales) is variable in nature. To the extent gross commissions were lower this quarter versus last year, the related compensation expense is also lower.

Benefit for income taxes

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

We recognized an income tax benefit for the three months ended September 30, 2011 of $599 on pre-tax loss of $2,591 (an effective tax rate of 23.1%) compared to an income tax benefit of $4,422 on pre-tax loss of $12,093 (an effective tax rate of 36.6%) for the comparable quarter in 2010. We reported pre-tax losses of $45, $7,417 and $2,591 during quarters one, two and three of this year, respectively. Due to the volatility of pre-tax losses, and our tax exempt income net of non deductible expenses, quarterly effective tax rates can fluctuate. Our pre-tax loss for the current nine month period is similar to the pre-tax loss for the same period last year resulting in comparable effect tax rates of 38.6% versus 38.9%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

Overview

We recognized a net loss of $6,173 or $0.21 per share basic and diluted for the nine month period ended September 30, 2011, compared to net loss of $6,374 or $0.24 per share basic and diluted for the same period in 2010.

The primary reason for our losses during both of these periods is credit related costs which is reflective of a continuing sluggish economy and weak real estate market in Florida. Income and expense categories, along with other items are discussed and analyzed below.

Net interest income/margin

Net interest income increased $9,238 or 22% to $51,469 during the nine month period ended September 30, 2011 compared to $42,231 for the same period in 2010. The $9,238 increase was the result of a $5,812 increase in interest income and a $3,426 decrease in interest expense.

Interest earning assets averaged $1,890,776 during the nine month period ended September 30, 2011 as compared to $1,690,508 for the same period in 2010, an increase of $200,268, or 12%. The yield on average interest earning assets decreased 5 bps to 4.31% (3 bps to 4.37% tax equivalent basis) during the nine month period ended September 30, 2011, compared to 4.36% (4.40% tax equivalent basis) for the same period in 2010. The combined effects of the $200,268 increase in average interest earning assets and the 5 bps (3 bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $5,812 ($6,126 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,502,030 during the nine month period ended September 30, 2011 as compared to $1,332,038 for the same period in 2010, an increase of $169,992, or 13%. The cost of average interest bearing liabilities decreased 45 bps to 0.84% during the nine month period ended September 30, 2011, compared to 1.29% for the same period in 2010. The combined effects of the $169,992 increase in average interest bearing liabilities and the 45 bps decrease in cost of average interest bearing liabilities resulted in the $3,426 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2011 and 2010 on a tax equivalent basis.

	Nine months ended September 30,
	2011			2010
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (8)	$1,013,841	$40,600	5.35%	$937,991	$39,104	5.57%
Covered loans	184,997	8,523	6.16%	43,015	1,645	5.11%
Securities- taxable	480,524	10,646	2.96%	524,413	12,940	3.30%
Securities- tax exempt (8)	35,088	1,536	5.85%	35,823	1,577	5.89%
Fed funds sold and other (3)	176,326	487	0.37%	149,266	400	0.36%

Total interest earning assets	1,890,776	61,792	4.37%	1,690,508	55,666	4.40%

Allowance for loan losses	(27,399)			(24,526)
All other assets	289,767			210,606

Total assets	$2,153,144			$1,876,588

Interest bearing deposits (4)	1,391,661	8,922	0.86%	1,163,572	12,089	1.39%
Fed funds purchased	75,621	41	0.07%	115,577	88	0.10%
Other borrowings (5)	22,248	177	1.06%	40,389	383	1.27%
Corporate debenture	12,500	310	3.32%	12,500	316	3.38%

Total interest bearing liabilities	1,502,030	9,450	0.84%	1,332,038	12,876	1.29%

Demand deposits	384,524			287,979
Other liabilities	15,071			17,735
Stockholders’ equity	251,519			238,836

Total liabilities and stockholders’ equity	$2,153,144			$1,876,588

Net interest spread (tax equivalent basis) (6)			3.53%			3.11%

Net interest income (tax equivalent basis)		$52,342			$42,790

Net interest margin (tax equivalent basis) (7)			3.70%			3.38%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $223 and $181 for the nine month periods ended September 30, 2011 and 2010.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.

Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($1,155) and ($497) for the nine month periods ended September 30, 2011 and 2010.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 7:	Represents net interest income divided by total interest earning assets.
Note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses increased $3,358, or 14%, to $27,926 during the nine month period ending September 30, 2011 compared to $24,568 for the comparable period in 2010. During the third quarter of 2010, the Company disposed of commercial real estate problem loans with a carrying balance of $16,940 for $8,579 in the wholesale debt market, resulting in loan loss expense of $8,361 directly related to the sale. In March of 2011, the Company also disposed of a smaller pool of commercial real estate problem loans with a carrying balance of $6,648 for $4,156 in the wholesale debt market, resulting in loan loss expense of $2,492 directly related to the sale. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine months ended September 30, 2011 was $46,369 compared to $39,754 for the comparable period in 2010. This increase was the result of the following components listed in the table below.

Nine month period ending:	Sept 30, 2011	Sept 30, 2010	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$4,602	$4,964	$(362)	(7.3%)
Income from correspondent banking and bond sales division	18,228	25,556	(7,328)	(28.7%)
Correspondent banking division – other fees	1,203	697	506	72.6%
Commissions from sale of mutual funds and annuities	1,318	783	535	68.3%
Debit card and ATM fees	2,083	1,325	758	57.2%
Loan related fees	670	375	295	78.7%
BOLI income	701	524	177	33.8%
Trading securities revenue	397	448	(51)	(11.4%)
FDIC indemnification asset- accretion of discount rate	196	225	(29)	(12.9%)
Adjustments to FDIC indemnification asset	1,977	—	1,977	n/a
Other service charges and fees	531	254	277	109.1%
Gain on sale of securities	3,334	3,226	108	3.3%

Subtotal	35,240	38,377	(3,137)	(8.2%)
Bargain purchase gain	11,129	1,377	9,752	708.2%

Total non-interest income	$46,369	$39,754	$6,615	16.6%

The increase in non-interest income between the two periods presented above was primarily due to the bargain purchase gain recognized pursuant to the TD Bank, N.A. transaction discussed in Note 8 in our Form 10-Q for the period ending March 31, 2010 filed on May 10, 2011 and incorporated herein by reference.

We recognized revenue of approximately $1,977 relating to adjustments to our FDIC indemnification asset. Approximately $1,727 of this amount relates to FDIC OREO indemnification and approximately $250 relates to the indemnification of FDIC loss share loan pool impairment. Both of these relate to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. To the extent we recognize further degradation of value related to these OREO properties, the loss or charge-down is recognized as non interest expense, and approximately 80% of the recognized loss is recognized as income in our non interest income, pursuant to the loss sharing agreements we have with the FDIC. Similar, to the extent we recognize a loan pool impairment (expense is included in provision for loan loss expense included in our condensed consolidated statement of earnings), approximately 80% of the recognized loss is recognized as non interest income, pursuant to the loss sharing agreements we have with the FDIC.

We also recognized accretion income relating to our FDIC indemnification asset of approximately $196. This also relates to the acquisition of three failed financial institutions we acquired during the third quarter of 2010. We make estimates of expected losses on the loans we purchased from the FDIC and we estimate the time period we expect those losses to occur. Pursuant to our loss share agreements (indemnification agreements) with the FDIC, we expect to be reimbursed for those expected future losses during those expected future periods. The present value of these expected future reimbursements is the estimated value of our indemnification asset carried on our balance sheet. Over time, we accrete non interest income based on the discount factor(s) we used to present value our expected future reimbursements. During the nine month period ending September 30, 201, this accretion was $196. Refer to “COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010, Non-Interest Income” for additional discussion regarding potential negative accretion.

Commissions earned on bond sales (“Income from correspondent banking and bond sales division”) was lower this period due to lower volume of bond sales which management believes is related to the current interest rate environment, as well as the needs of our institutional customers. Our customers are small to medium size financial institutions primarily located in the southeast. Typically, when interest rates are falling, these institutions generate significant unrealized gains in their security portfolios, some of which they will lock in by selling bonds, and reinvesting. That type of interest rate environment will generally increase volume, which will increase our commission revenue. When interest rates are low, with the propensity to increase, volume tends to slow, which will tend to generally decrease our revenue from bond sales commissions. The third quarter of 2010 was a record quarter for bond sales.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2011 increased $12,112, or 17.9%, to $79,965, compared to $67,853 for the same period in 2010. Components of our non-interest expenses are listed in the table below.

Nine month period ending:	Sept 30, 2011	Sept 30, 2010	$ Increase (decrease)	% increase (decrease)
Employee salaries and wages	$34,439	$33,038	$1,401	4.2%
Employee incentive/bonus compensation	1,806	2,682	(876)	(32.7%)
Employee stock based compensation	535	518	17	3.3%
Deferred compensation expense	345	222	123	55.4%
Health insurance and other employee benefits	2,147	1,549	598	38.6%
Payroll taxes	2,200	1,795	405	22.6%
Employer 401K matching contributions	740	623	117	18.8%
Other employee related expenses	427	432	(5)	(1.2%)
Incremental direct cost of loan origination	(369)	(458)	89	(19.4%)

Total salaries, wages and employee benefits	42,270	40,401	1,869	4.6%

Occupancy expense	6,244	4,568	1,676	36.7%
Depreciation of premises and equipment	3,011	2,432	579	23.8%
Supplies, stationary and printing	984	746	238	31.9%
Marketing expenses	2,099	1,766	333	18.9%
Data processing expense	3,765	1,924	1,841	95.7%
Legal, auditing and other professional fees	1,876	2,167	(291)	(13.4%)
Bank regulatory related expenses	2,062	2,121	(59)	(2.8%)
Postage and delivery	724	433	291	67.2%
ATM and debit card related expenses	1,075	964	111	11.5%
CDI amortization	585	348	237	68.1%
Loss on sale of repossessed real estate (“OREO”)	362	177	185	104.5%
Valuation write down of repossessed real estate (“OREO”)	4,659	2,583	2,076	80.4%
Loss on repossessed assets other than real estate	321	404	(83)	(20.5%)
Foreclosure and other credit related expenses	4,048	1,497	2,551	170.4%
Internet and telephone banking	762	442	320	72.4%
Visa/Mastercard processing and prepaid card expenses	105	162	(57)	(35.2%)
Put-back option amortization	292	—	292	n/a
Operational write-offs and losses	407	655	(248)	(37.9%)
Correspondent accounts and Federal Reserve charges	356	234	122	52.1%
Conferences/Seminars/Education/Training	330	555	(225)	(40.5%)
Director fees	205	285	(80)	(28.1%)
Travel expenses	107	470	(363)	(77.2%)
Other expenses	1,867	1,750	117	6.7%

Subtotal	$78,516	$67,084	$11,432	17.0%
Merger and acquisition related expenses	1,449	769	680	88.4%

Total non-interest expense	$79,965	$67,853	$12,112	17.9%

We acquired three failed institutions from the FDIC in the third quarter of last year, which had a combined nine branches of which one was subsequently closed. In addition, we closed on our TD Bank transaction in January 2011, adding four additional branches and their related additional operating expenses. The four TD Bank branches and their related operating expenses were not included in our non interest expense for the nine month period ending September 30, 2010. The FDIC branches and their related operating expenses occurred in the middle of the third quarter of 2010, approximately. As a result, related expenses were not included in our non interest expense for the nine month period ending September 30, 2010.

In addition, several seasoned bank management teams were hired during the spring and summer of last year and two additional new offices were opened. The teams are growing and developing business in the new markets rapidly and are expected to eventually add significant contributions to the Company’s profitability, but at the present time they have added additional overhead expenses.

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

We recognized an income tax benefit for the nine months ended September 30, 2011 of $3,880 on pre-tax loss of $10,053 (an effective tax rate of 38.6%) compared to a tax benefit of $4,062 on pre-tax loss of $10,436 (an effective tax rate of 38.9%) for the comparable period in 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2010. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2011. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

None

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: November 2, 2011	By:	/s/ Ernest S. Pinner
Ernest S. Pinner Chairman, President and Chief Executive Officer

Date: November 2, 2011	By:	/s/ James J. Antal
James J. Antal Senior Vice President and Chief Financial Officer