Form 10-K
period 2011-12-31
CenterState Banks, Inc.
filed 2012-03-13
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (22,448,224 shares) on June 30, 2011, was approximately $155,342,000. The aggregate market value was computed by reference to the last sale of the Common Stock of the issuer at $6.92 per share on June 30, 2011. For the purposes of this response, directors, executive officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of March 1, 2012 there were outstanding 30,071,127 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2012 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Banks, Inc. (“We,” “CenterState,” “CSFL,” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and owns all the outstanding shares of CenterState Bank of Florida, N.A. (“CSB”) and Valrico State Bank (“VSB”) (collectively, the “Banks”), and R4ALL, Inc. (“R4ALL”) a non bank subsidiary.

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

Through our lead bank, CSB, we acquired assets and deposits from four failed financial institutions from the Federal Deposit Insurance Corporation (“FDIC”) in 2009 and 2010, and a fifth and sixth in January of 2012.

In January 2011, we acquired four branch banking offices with approximately $113 million of deposits and approximately $121 million of performing loans from TD Bank, N.A.

In November 2011, we acquired Federal Trust Corporation in Sanford, Florida, with approximately $157 million of selected performing loans, $198 million of deposits and five branch banking offices from The Hartford Insurance Group, the sole owner of Federal Trust Corporation.

Headquartered in Davenport, Florida between Orlando and Tampa, we provide a range of consumer and commercial banking services to individuals, businesses and industries through our 58 bank branch network located within seventeen counties throughout central Florida. As of December 31, 2011 our 58 bank branch offices were located in the following Florida counties:

Citrus	Indian River	Orange	Polk
Hendry	Lake	Osceola	Putnam
Hernando	Marion	Pasco	Sumter
Hillsborough	Okeechobee	Seminole	St. Lucie
Volusia

During January 2012 we acquired four additional bank branch offices in Marion county and eight additional bank branch offices in Duval county pursuant to our fifth and sixth acquisitions of failed financial institutions through FDIC assisted transactions.

The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail and by internet. In addition, we make residential and commercial real estate loans, secured and unsecured commercial loans and consumer loans. Our banks provide automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. We also offer internet banking services to our customers. In addition to the foregoing services, our offices provide customers with extended banking hours. We acquired a trust department pursuant to our January 2012 acquisition of a failed financial institution in Duval county and expect to offer trust services to customers throughout our existing markets in Florida. We also have a wealth management division that offers other financial products to our customers, including mutual funds, annuities and other products.

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

In addition to providing traditional deposit and lending products and services to our commercial and retail customers through our 58 locations, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased) and (b) correspondent bank checking accounts. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

At December 31, 2011, our primary assets were our ownership of 100% of the stock of our subsidiary banks. At December 31, 2011, we had total consolidated assets of $2,284,459,000, total consolidated deposits of $1,919,789,000, and total consolidated stockholders’ equity of $262,633,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our consolidated loans at December 31, 2011 and 2010 were $1,283,766,000, or 56% and $1,129,946,000 or 55%, respectively, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions. We do have immaterial amounts of loans with foreigners on property located within our Florida market area, primarily vacation and second homes.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2011, approximately 86% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 10% of the loan portfolio consisted of commercial loans (not secured by real estate) and 4% of our loan portfolio consisted of consumer and other loans.

Approximately 12.8% of the Company’s loans, or $164,051,000, are covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred, subject to the terms of the agreements. The Company will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

Approximately 7.1% of the Company’s loans, or $90,457,000, are subject to a two year put back option, commencing January 20, 2011, with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank, N.A. for 90% of unpaid principal balance (the Company purchased the loans from TD Bank, N.A. at 90% of unpaid principal balances).

Approximately 12.1% of the Company’s loans, or $155,823,000, are subject to a one year put back option, commencing November 1, 2011, with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans becomes 30 days past due or is adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford for 73% of unpaid principal balance (the Company purchased the loans from Hartford at 73% of unpaid principal balances).

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

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in eighteen Florida counties listed under “Business” or contiguous counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 10% and 9% of our Company’s total loan portfolio as of December 31, 2011 and 2010, respectively.

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

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectability. We attempt to minimize credit losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 68% and 61% of our consolidated total deposits at December 31, 2011 and 2010, respectively. Approximately 32% of our consolidated deposits at December 31, 2011, were certificates of deposit compared to 39% at December 31, 2010. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 18% of consolidated total deposits at December 31, 2011 and 23% at December 31, 2010. The majority of the deposits are generated from the eighteen Florida counties listed in the “Business” section. Generally, we do not accept brokered deposits and we do not solicit deposits on a national level. We obtain all of our deposits from customers in our local markets. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Deposits.”

Investments

Our investment securities portfolio available for sale was $591,164,000 and $500,927,000 at December 31, 2011 and 2010, respectively, representing 26% and 24% of our total consolidated assets. At December 31, 2011 approximately 80% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential FNMA, FHLMC, and GNMA MBSs. We do not own any private label MBS. Approximately 13% or $78,877,000 of this portfolio is invested in obligations of U.S. government agencies and government sponsored enterprises, and the remaining 7%, or $41,293,000 is invested in municipal securities. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities available for sale are recorded on our balance sheet at market value at each balance sheet date. Any change in market value is recorded directly in our stockholders’

equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary. During 2011, we sold approximately $173,337,000 of these securities and recognized in our income statement a net gain on the sales of approximately $3,464,000.

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

We also have a trading securities portfolio managed at our lead subsidiary bank. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. During 2011 we purchased approximately $249,430,000 of securities for this portfolio and sold $252,140,000 recognizing a net gain on sale of approximately $485,000. At December 31, 2011 we did not own any securities in our trading portfolio.

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

Data Processing

Each of our banks uses a single in-house core data processing solution. The core data processing system provides automated general ledgers, deposit processing and accounting services, and loan processing and accounting services. Each of our subsidiary business units maintains its own data processing system, with its own general ledger, deposit accounting system and loan accounting system, all housed on the same equipment maintained by the Company. The output of each of these comprehensive systems for each of our banks is then consolidated at the holding company level. In September 2010, our lead bank upgraded to an enhanced in-house system. In December 2010, Central and CSNA converted to the upgraded system simultaneously with their merger into the Company’s lead bank. The Company’s remaining subsidiary bank, VSB, was converted to the enhanced system during March 2011.

During July and August of 2010, the Company’s lead subsidiary bank acquired three failed financial institutions from the FDIC. Each of these acquired banks did not convert and merge their data processing systems into the Company’s lead subsidiary bank until the summer of 2011. They each operated under different legacy systems for almost a year, which caused cost inefficiencies in the short-term. The branches purchased from TD Bank, N.A. in January of 2011 were converted on day of acquisition. The Federal Trust Bank acquisition closed on November 1, 2011 and was converted forty days later into the Company’s core processing systems on December 9, 2011, minimizing short-term inefficiencies.

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

Dodd-Frank Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act has a broad impact on the financial services industry, including providing for potentially significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) potential changes to capital and liquidity requirements; (3) changes to regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the Federal Deposit Insurance Corporation, or the FDIC. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations, or principles or changes thereto, may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and shareholders.

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

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act permits the creation of financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The law eliminated the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repealed the exemption that banks were afforded from the definition of “broker,” and replaced it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amended the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA Act ratings when they commence the new activity.

Bank Regulation. CSB is chartered under the national banking laws and is subject to comprehensive regulation, examination and supervision by the OCC. VSB is a state chartered bank and is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation (“the “Florida Office”). Each of the deposits of the Banks is insured by the FDIC to the extent provided by law. The Banks also are subject to various laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks submit to their examining agencies periodic reports regarding their financial condition and other matters. The bank regulatory agencies have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

There are various statutory limitations on the ability of our Company to pay dividends. The bank regulatory agencies also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of our Banks to pay dividends to our Company, see Part II—Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Capital Requirements. The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets and disallowed deferred tax assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2011, our Tier 1 and total risk-based capital ratios were 17.79% and 19.05%, respectively.

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

As of December 31, 2011, each of our subsidiary Banks met the capital requirements of a “well capitalized” institution. In addition, our lead subsidiary bank, CenterState Bank of Florida, N.A. has committed to the OCC, its primary regulator, that it will maintain a Tier 1 leverage ratio (Tier 1 Capital divided by average assets) of at least 8%.

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

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, the OCC before acquiring control of any national bank and the FDIC and the Florida Office before acquiring control of a state bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

Employees

As of December 31, 2011, we had a total of approximately 655 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Developments in the capital markets over past several years have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing in 2012 and potentially longer. Loan portfolio performance has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of collateral. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets and the economy, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior periods. As a result, new laws and regulations, including the Dodd-Frank Act, regarding lending, funding practices and capital and liquidity standards have been adopted or are being proposed. The financial institution regulatory agencies are expected to aggressively respond to concerns and adverse trends identified in examinations, including the expected issuance of many enforcement actions. Changes in the financial services industry and the effects of the Dodd-Frank Act and other regulatory responses to the credit crisis could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Recent Legislative and Regulatory Initiatives Could Affect Our Operations

In 2010 the Dodd-Frank Act was enacted and will further increase the regulation and oversight of the financial services industry. The Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the banking regulatory agencies. Many of the provisions of the Dodd-Frank Act require studies and regulations. Certain provisions will not apply to banking organizations with less than $10 billion of assets. We cannot predict the effects of this legislation and regulations on us, our competitors, customers, counter parties, and on the financial markets and the economy, although it may significantly increase costs and impede efficiency of internal business processes. It also may require us to hold higher levels of regulatory capital and/or liquidity and it may cause us to adjust our business strategy and limit our future business opportunities.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful. The Dodd-Frank Act requires numerous studies and rulemaking. We cannot predict the effects of this recent legislation or the new regulations that will be issued to implement it, on us, our competitors, counterparties, and on the financial markets and the economy.

Deterioration in local economic and housing markets has led to loan losses and reduced earnings and could lead to additional loan losses and reduced earnings.

There has been a dramatic decrease in housing and real estate values in Florida during the current economic downturn, coupled with a significant increase in the rate of unemployment. These trends have contributed to an increase in our non-performing loans, reduced asset quality and increased our credit cost. Our total credit cost for 2011 was approximately $58.7 million compared to $35.9 million in 2010. As of December 31, 2011, our non-performing loans were approximately $39.0 million, or 3.48% of the loan portfolio, excluding loans covered by FDIC loss share agreements. Nonperforming assets were approximately $49.3 million as of this same date, or 2.16% of total assets. In addition, we had approximately $16.8 million in accruing loans that were between 30 and 89 days delinquent at December 31, 2011. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolio and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

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

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial and commercial real estate loans at December 31, 2011 and 2010 were $573.5 million and $511.1 million, respectively, or 51% and 55% of total loans, excluding loans covered by FDIC loss share agreements. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

The federal bank regulatory agencies have released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:

•	total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital (as of December 31, 2011, our consolidated ratio was 29%); or

•

Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital (as of December 31, 2011, our consolidated ratio was 126%).

The Guidance applies to the lending activities of each of our Banks. Regulators have the right to request banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a further downturn in our local real estate markets.

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

With our loans concentrated in Florida, the decline in local economic conditions has adversely affected the values of our real estate collateral and will likely continue to do so for the foreseeable future. Consequently, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure loans with real estate collateral. At December 31, 2011, approximately 86% of the Company’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if bank regulatory authorities require the Banks to increase the allowance for loan losses as a part of their examination process, the Banks’ earnings and capital could be significantly and adversely affected.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if any of the Banks ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. Although the Banks had no wholesale brokered deposits as of December 31, 2011, they had approximately $22 million of in-market CDARs deposits, which are considered brokered deposits for regulatory purposes.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, there is no assurance as to our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest our Banks receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but such changes could also affect (i) the Banks’ ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets. Changes in monetary policy could also expose us to the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in the past two years and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The Dodd-Frank Act changed the FDIC deposit insurance assessments and increased the required Deposit Insurance Fund (“DIF”) reserve ratio, and no longer requires that dividends be paid to FDIC members from excess reserves. It is likely that FDIC insurance costs will increase further, although banks with less than $10 billion of assets will have the effects of the higher DIF reserve ratio offset by the FDIC.

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

The banking business is highly competitive and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

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

Counterparty risk with TD Bank, N.A. (“TD”) and The Hartford Insurance Group (“Hartford”).

We purchased performing loans from TD in January 2011 and we also purchased performing loans from Hartford in November 2011, both transactions have put back options. We have the option to put back any purchased loan that becomes 30 days past due or becomes adversely classified pursuant to bank regulatory guidelines during a two year period in the case of TD and a one year period in the case of Hartford, from the acquisition date. TD and/or Hartford may not be financially able to buy back the past due or adversely classified loans.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our Holding Company owns no real property. Our corporate office is leased from our lead subsidiary bank, and is located at 42745 U.S. Highway 27, Davenport, Florida 33837. At the end of 2011, our Company, through our Banks, operated a total of 58 banking offices in seventeen counties in central Florida. We own 44 and lease 14 of these offices. In addition, during January 2012, we have acquired an additional four branches in Marion county and eight branches in Duval county (our eighteenth county of operations), through our fifth and sixth acquisitions of failed financial institutions in FDIC assisted transactions. Further, we have leased office space in

Birmingham, Alabama, Atlanta, Georgia and Winston-Salem, North Carolina used by our correspondent banking division personnel. See Note 8 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K and Managements Discussion and Analysis—Bank Premises and Equipment, for additional information regarding our premises and equipment.

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

The shares of our Common Stock are traded on the NASDAQ Global Select Market. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2011 and 2010.

	2011		2010
	High	Low	High	Low
1st Quarter	$8.23	$6.53	$12.98	$9.85
2nd Quarter	$7.08	$5.54	$13.86	$10.07
3rd Quarter	$7.05	$5.01	$10.42	$7.84
4th Quarter	$6.75	$4.80	$9.83	$6.24

As of December 31, 2011, there are 30,055,499 shares of common stock outstanding. We have approximately 895 registered shareholders, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter. The following sets forth per share cash dividends paid during 2011 and 2010.

	2011	2010
1st Quarter	$0.01	$0.01
2nd Quarter	$0.01	$0.01
3rd Quarter	$0.01	$0.01
4th Quarter	$0.01	$0.01

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

Share Repurchases

We did not repurchase any shares of our common stock during 2011.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the NASDAQ Global Select Market. The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2006 (assuming a $100 investment on December 31, 2006 and reinvestment of all dividends).

	2006	2007	2008	2009	2010	2011
CenterState Banks, Inc.	100	58	81	48	38	32
S&P 500	100	104	64	79	89	89
SNL Southeast Bank Index	100	72	27	27	26	15

Item 6. Selected Consolidated Financial Data

Use of Non-GAAP Financial Measures and Ratios

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible assets, tangible shareholders’ equity, tangible book value per common share, and tangible equity to tangible assets. Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable equivalent basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures the comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense (less nonrecurring expense) by total taxable-equivalent net revenue (less securities gains or losses and other nonrecurring income), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses.

Tangible assets is defined as total assets reduced by goodwill and other intangible assets. Tangible common equity is defined as total common equity reduced by goodwill and other intangible assets. Tangible common equity to tangible assets is defined as tangible common equity divided by tangible assets. These measures are important to many investors in the marketplace who are interested in the common equity to assets ratio exclusive of the effect of changes in intangible assets on common equity and total assets.

Tangible common equity per common share outstanding is defined as tangible common equity divided by total common shares outstanding. This measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing our tangible book value.

These disclosures should not be considered in isolation or a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures.

The following tables present a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures:

	Years ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Noncovered loans	$54,497	$51,538	$53,428	$57,403	$61,873
Covered loans	11,396	4,159	—	—	—
Securities—taxable	14,296	16,833	18,436	7,822	9,388
Securities—tax-exempt	1,422	1,424	1,472	1,512	1,381
Federal funds sold and other	632	626	608	1,345	2,531

Total Interest income (GAAP)	82,243	74,580	73,944	68,082	75,173

Taxable equivalent adjustment
Noncovered loans	539	113	100	116	99
Securities—tax-exempt	678	645	626	548	443

Total tax equivalent adjustment	1,217	758	726	664	542

Interest income—tax equivalent
Noncovered loans	55,036	51,651	53,528	57,519	61,972
Covered loans	11,396	4,159	—	—	—
Securities—taxable	14,296	16,833	18,436	7,822	9,388
Securities—tax-exempt	2,100	2,069	2,098	2,060	1,824
Federal funds sold and other	632	626	608	1,345	2,531

Total interest income—tax equivalent	83,460	75,338	74,670	68,746	75,715
Total Interest expense (GAAP)	(12,207)	(16,742)	(22,290)	(27,797)	(32,825)

Net interest income—tax equivalent	$71,253	$58,596	$52,380	$40,949	$42,890

Net interest income (GAAP)	$70,036	$57,838	$51,654	$40,285	$42,348

Yields and costs
Yield on noncovered loans—tax equivalent	5.31%	5.49%	5.80%	6.72%	7.83%
Yield on loans—tax equivalent	5.46%	5.45%	5.80%	6.72%	7.83%
Yield on securities tax-exempt—tax equivalent	5.88%	5.94%	5.73%	5.41%	5.08%
Yield on interest earning assets (GAAP)	4.30%	4.30%	4.54%	6.14%	7.03%
Yield on interest earning assets—tax equivalent	4.36%	4.34%	4.58%	6.20%	7.09%
Cost of interest bearing liabilities (GAAP)	0.81%	1.22%	1.66%	3.01%	3.84%
Net interest spread (GAAP)	3.49%	3.08%	2.88%	3.13%	3.19%
Net interest spread—tax equivalent	3.55%	3.12%	2.92%	3.19%	3.25%
Net interest margin (GAAP)	3.66%	3.33%	3.17%	3.64%	3.96%
Net interest margin—tax equivalent	3.72%	3.38%	3.22%	3.70%	4.01%

Efficiency ratio
Non interest income (GAAP)	$101,972	$54,933	$30,052	$9,324	$7,104
Gain on sale of securities	(3,464)	(7,037)	(2,516)	(661)	(7)
Nonrecurring income	(57,020)	(1,377)	—	—	—

Adjusted non interest income	41,488	46,519	27,536	8,663	7,097
Non interest expense	(114,689)	(93,325)	(68,714)	(39,936)	(35,964)
Nonrecurring expense	7,696	769	1,200	—	—

Adjusted non interest expense	($106,993)	($92,556)	($67,514)	($39,936)	($35,964)
Efficiency ratio (GAAP)	96%	89%	85%	82%	73%
Efficiency ratio—tax equivalent	95%	88%	84%	80%	72%

Income Statement Non-GAAP measures and ratios (continued)

Analysis of changes in interest income and expense

	Net change December 31, 2011 versus 2010
	Volume	Rate	Net change
Loans—tax equivalent	10,515	107	10,622
Securities—tax-exempt—tax equivalent	52	(21)	31
Total interest income—tax equivalent	9,660	(1,538)	8,122
Net interest income—tax equivalent	9,172	3,485	12,657

	Net change December 31, 2010 versus 2009
	Volume	Rate	Net change
Loans—tax equivalent	5,604	(3,322)	2,282
Securities—tax-exempt—tax equivalent	(104)	75	(29)
Total interest income—tax equivalent	7,137	(6,469)	668
Net interest income—tax equivalent	6,114	102	6,216

Non interest expense analysis

	2011	2010	$ increase (decrease)	% increase (decrease)
Total non-interest expense (GAAP)	$114,689	$93,325	$21,364	22.90%
Less: merger, acquisition, conversion	(7,696)	(769)	-6,927	900.80%

Subtotal	106,993	92,556	14,437	15.60%
Credit related expenses	(12,696)	(6,278)	-6,418	102.20%
Correspondent segment	(23,883)	(28,837)	4,954	-17.20%

Non-interest expense excluding credit cost, correspondent segment, merger related expenses (Non-GAAP)	$70,414	$57,441	$12,973	22.60%
Total average assets (GAAP)	$2,176,571	$1,935,495
Less: correspondent segment	(177,500)	(179,100)

Average assets, excluding correspondent segment (Non-GAAP)	$1,999,071	$1,756,395
Expense ratio (note 1) (Non-GAAP)	3.52%	3.27%

Note 1:	Expense ratio means non-interest expense, excluding credit cost, correspondent segment and merger, acquisition and conversion related expenses divided by average assets, excluding correspondent segment related assets.

Full time equivalent employees (FTE) analysis

	2010	2009	2008
Employee salary and wages (GAAP)	$44,985	$29,955	$17,172
Remove correspondent banking division salary and wages	(22,184)	(12,022)	(674)

Employee salary and wages, excluding correspondent banking division (Non-GAAP)	$22,801	$17,933	$16,498

Total average FTEs	550.0	447.7	388.2
Remove correspondent banking division average FTEs	(61.0)	(38.1)	(2.8)

Average FTEs excluding correspondent banking division	489.0	409.6	385.4

Cost per average FTE, excluding correspondent banking division	$47	$44	$43

	Years ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Balance Sheet Non-GAAP measures and ratios
Total assets	$2,284,459	$2,062,924	$1,751,299	$1,333,143	$1,217,430
Goodwill	(38,035)	(38,035)	(32,840)	(28,118)	(28,118)
Intangible assets, net	(5,203)	(3,921)	(2,422)	(3,948)	(4,725)

Tangible assets	$2,241,221	$2,020,968	$1,716,037	$1,301,077	$1,184,587

Common stockholders’ equity	$262,633	$252,249	$229,410	$152,378	$148,282
Goodwill	(38,035)	(38,035)	(32,840)	(28,118)	(28,118)
Intangible assets, net	(5,203)	(3,921)	(2,422)	(3,948)	(4,725)

Tangible common stockholders’ equity	$219,395	$210,293	$194,148	$120,312	$115,439

Book value per common share	$8.74	$8.41	$8.90	$12.22	$11.92
Effect of intangible assets	($1.44)	($1.40)	($1.37)	($2.57)	($2.64)
Tangible book value per common share	$7.30	$7.01	$7.53	$9.64	$9.28

Equity to total assets	11.50%	12.23%	13.10%	11.43%	12.18%
Effect of intangible assets	-1.71%	-1.82%	-1.79%	-2.18%	-2.43%
Tangible common equity to tangible assets	9.79%	10.41%	11.31%	9.25%	9.75%

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2011 and 2010, and the three year period ended December 31, 2011, presented elsewhere herein.

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS:
Total interest income	$82,243	$74,580	$73,944	$68,082	$75,173
Total interest expense	(12,207)	(16,742)	(22,290)	(27,797)	(32,825)

Net interest income	70,036	57,838	51,654	40,285	42,348
Provision for loan losses	(45,991)	(29,624)	(23,896)	(6,520)	(2,792)

Net interest income after provision for loan losses	24,045	28,214	27,758	33,765	39,556
Non-interest income	16,599	13,826	9,620	7,251	7,097
Income from correspondent banking and bond sales division	24,889	32,696	17,916	1,412	—
Net gain on sale of securities available for sale	3,464	7,034	2,516	661	7
Bargain purchase gain, acquisition of institution	57,020	1,377	—	—	—
Gain on sale of bank branch office real estate	—	—	—	1,483	—
Sale of bank shell	—	—	—	—	1,000
Impairment charge- core deposit intangible	—	—	(1,200)	—	—
Credit related expenses	(12,696)	(6,278)	(4,553)	(1,006)	(76)
Non-interest expense	(101,993)	(87,047)	(62,961)	(38,930)	(35,888)

Income (loss) before income taxes	11,328	(10,178)	(10,904)	4,636	11,696
Income tax (expense) benefit	(3,419)	4,240	4,687	(1,215)	(3,897)

Net income (loss)	$7,909	$(5,938)	$(6,217)	$3,421	$7,799

PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.26	$(0.22)	$(0.47)	$0.26	$0.64
Diluted earnings (loss) per share	$0.26	$(0.22)	$(0.47)	$0.26	$0.63
Common equity per common share outstanding	$8.74	$8.41	$8.90	$12.22	$11.92
Tangible common equity per common share outstanding	$7.30	$7.01	$7.53	$9.64	$9.28
Dividends per common share	$0.04	$0.04	$0.07	$0.16	$0.15
Actual shares outstanding	30,055,499	30,004,761	25,773,229	12,474,315	12,436,407
Weighted average common shares outstanding	30,034,573	27,608,211	17,905,042	12,452,375	12,108,590
Diluted weighted average common shares outstanding	30,039,187	27,608,211	17,905,042	12,585,036	12,294,537

BALANCE SHEET DATA:
Assets	$2,284,459	$2,062,924	$1,751,299	$1,333,143	$1,217,430
Total loans	1,283,766	1,128,955	959,021	892,001	841,405
Allowance for loan losses	27,944	26,267	23,289	13,335	10,828
Total deposits	1,919,789	1,685,594	1,305,036	993,800	972,620
Short-term borrowings	69,276	97,284	195,501	141,183	75,646
Corporate debentures	16,945	12,500	12,500	12,500	12,500
Preferred stockholders’ equity	—	—	—	26,787	—
Common stockholders’ equity	262,633	252,249	229,410	152,378	148,282
Total stockholders’ equity	262,633	252,249	229,410	179,165	148,282
Tangible capital	219,395	210,293	194,148	147,099	115,439
Goodwill	38,035	38,035	32,840	28,118	28,118
Core deposit intangible (CDI)	5,203	3,921	2,422	3,948	4,725
Average total assets	2,176,571	1,935,495	1,771,034	1,238,005	1,189,268
Average loans	1,216,086	1,023,597	923,080	856,260	791,886
Average interest earning assets	1,914,812	1,734,746	1,628,798	1,108,180	1,068,591
Average deposits	1,800,998	1,517,302	1,254,169	975,352	963,033
Average interest bearing deposits	1,407,942	1,214,435	1,047,436	823,121	775,282
Average interest bearing liabilities	1,512,898	1,369,417	1,346,051	923,591	854,251
Average total stockholders’ equity	253,398	243,063	206,914	154,521	138,425

Selected Consolidated Financial Data—continued

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2011	2010	2009	2008	2007
SELECTED FINANCIAL RATIOS:
Return on average assets	0.36%	(0.31%)	(0.35%)	0.28%	0.66%
Return on average equity	3.12%	(2.44%)	(3.00%)	2.21%	5.63%
Dividend payout	15%	na	na	58%	23%
Efficiency (1)	96%	89%	85%	82%	73%
Net interest margin, tax equivalent basis (2)	3.72%	3.38%	3.22%	3.70%	4.01%
Net interest spread, tax equivalent basis (3)	3.55%	3.12%	2.92%	3.19%	3.25%

CAPITAL RATIOS:
Tier 1 leverage ratio	10.49%	10.33%	11.36%	12.59%	10.78%
Risk-based capital
Tier 1	17.79%	18.01%	17.99%	16.17%	13.80%
Total	19.05%	19.28%	19.25%	17.43%	14.97%
Tangible common equity ratio	9.79%	10.41%	11.31%	9.25%	9.75%

ASSET QUALITY RATIOS:
Net charge-offs to average loans (4)	4.28%	2.83%	1.51%	0.47%	0.12%
Allowance to period end loans (4)	2.46%	2.82%	2.43%	1.49%	1.29%
Allowance for loan losses to non-performing loans	71%	40%	55%	67%	266%
Non-performing assets to total assets	2.16%	3.81%	3.05%	1.86%	0.40%

OTHER DATA:
Banking locations	58	53	38	37	37
Full-time equivalent employees	655	602	478	399	371

(1)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income, exclusive of non-recurring items.
(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.
(4)	Excludes loans covered by FDIC loss share agreements.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The sum of the four quarters of earnings per share may not equal the total earnings per share for the full year due to rounding and due to the additional shares issued pursuant to our capital offering in July 2010. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data

(unaudited)

	2011				2010
(Dollars in thousands except for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$21,324	$19,837	$20,705	$20,377	$19,473	$19,106	$17,840	$18,161
Interest expense	(2,757)	(2,881)	(3,166)	(3,403)	(3,866)	(4,343)	(4,218)	4,315

Net interest income	18,567	16,956	17,539	16,974	15,607	14,763	13,622	13,846
Provision for loan losses	(18,065)	(5,005)	(11,645)	(11,276)	(5,056)	(16,448)	(4,045)	(4,075)

Net interest income after provision for loan losses	502	11,951	5,894	5,698	10,551	(1,685)	9,577	9,771
Non-interest income	2,921	4,041	4,339	5,298	4,231	3,766	3,148	2,681
Income from correspondent banking and bond sales division	6,661	7,999	5,759	4,470	7,140	11,828	7,372	6,356
Bargain purchase gain on acquisition	45,891	—	—	11,129	—	1,377	—	—
Gain on sales of securities available for sale	130	205	3,120	9	3,808	151	1,639	1,436
Non-interest expenses	(34,724)	(26,787)	(26,529)	(26,649)	(25,472)	(27,530)	(20,598)	(19,725)

Income (loss) before income tax	21,381	(2,591)	(7,417)	(45)	258	(12,093)	1,138	519
Income tax (expense) benefit	(7,299)	599	3,071	210	178	4,422	(234)	(126)

Net income (loss)	$14,082	$(1,992)	$(4,346)	$165	$436	$(7,671)	$904	$393

Basic earnings (loss) per common share	$0.47	$(0.07)	$(0.14)	$0.01	$0.01	$(0.27)	$0.03	$0.02
Diluted earnings (loss) per common share	$0.47	$(0.07)	$(0.14)	$0.01	$0.01	$(0.27)	$0.03	$0.02

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts in this Item 7 are in thousands of dollars, except shares and per share data or when specifically identified.)

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2011 and 2010, and the results of operations for the years ended December 31, 2011, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein.

Executive Summary

Organizational structure

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company,” “Corporate,” “CenterState” or “CSFL”), and our two wholly owned subsidiary banks (“CSB” and “VSB”) and our non bank subsidiary R4ALL, Inc. (“R4ALL”).

In December 2010 we merged our three national chartered banks together, combining Central and CSBNA with CSB as the surviving bank. On January 1, 2011 we merged CenterState Shared Services (“CSSS”), a wholly owned subsidiary of our previous four subsidiary banks, into CSB. CSSS provided item processing services and information technology services to all of our subsidiary banks. After it was merged into CSB, it continues performing these same services as a department within CSB.

At the holding company, or Parent Company, level, we perform functions that include strategic planning, merger and acquisition functions, investor relations, capital management, financial reporting, income tax management and reporting, loan review, internal audit, risk assessment and monitoring, and generally oversee and monitor the activities of our subsidiary banks. All of the operating activities associated with and related to the commercial banking business is performed and managed at the subsidiary bank level. In 2009 we formed a separate non bank subsidiary, R4ALL, for the purpose of acquisition and disposition of troubled assets from our subsidiary banks.

A condensed consolidating balance sheet at December 31, 2011 and a condensed consolidating statement of operations for the year ending December 31, 2011 are presented below.

Condensed Consolidating Balance Sheet

At December 31, 2011	CSB	VSB	R4ALL	PARENT COMPANY	ELIMINATIONS	CONSOLIDATED
Cash and due from banks	$14,473	$3,100	$366	$2,844	$(2,890)	$17,893
Federal funds sold and Federal Reserve deposits	122,416	10,786	—	—	—	133,202

Cash and cash equivalents	136,889	13,886	366	2,844	(2,890)	151,095
Investment securities available for sale, at fair value	561,571	29,593	—	—	—	591,164
Loans covered by FDIC loss share agreements	164,051	—	—	—	—	164,051
Loans, excluding those covered by FDIC loss share	1,010,001	105,726	3,988	—	—	1,119,715
Allowance for loan losses	(24,934)	(2,560)	(450)	—	—	(27,944)
Bank premises and equipment, net	82,376	11,457	—	525	—	94,358
Goodwill	19,779	18,256	—	—	—	38,035
Core deposit intangibles	4,069	1,134	—	—	—	5,203
OREO covered by FDIC loss share agreements	9,469	—	—	—	—	9,469
OREO not covered by FDIC loss share agreements	4,629	1,552	2,531	—	—	8,712
Investment in subsidiaries	—	—	—	256,435	(256,435)	—
All other assets	107,143	7,059	9,954	23,149	(16,704)	130,601

Total assets	$2,075,043	$186,103	$16,389	$282,953	$(276,029)	$2,284,459

Deposits	$1,779,775	$143,224	$—	$—	$(3,210)	$1,919,789
Other borrowings	69,276	—	—	16,945	—	86,221
All other liabilities	27,483	1,342	—	3,375	(16,384)	15,816
Total stockholders’ equity	198,509	41,537	16,389	262,633	(256,435)	262,633

Total liabilities and stockholders’ equity	$2,075,043	$186,103	$16,389	$282,953	$(276,029)	$2,284,459

Condensed Consolidating Statement of Operations

For the 12 month period ending December 31, 2011	CSB	VSB	R4ALL	PARENT COMPANY	ELIMINATIONS	CONSOLIDATED
Interest income	$74,847	$7,315	$81	$—	$—	$82,243
Interest expense	(10,571)	(1,187)	—	(449)	—	(12,207)

Net interest income	64,276	6,128	81	(449)	—	70,036
Provision for loan losses	(30,563)	(1,521)	(13,907)	—	—	(45,991)

Net interest income after loan loss provision	33,713	4,607	(13,826)	(449)	—	24,045
Non interest income	101,855	1,752	—	10,689	(12,324)	101,972
Non interest expense	(102,816)	(7,329)	(3,258)	(3,480)	2,194	(114,689)

Net income (loss) before income tax provision	32,752	(970)	(17,084)	6,760	(10,130)	11,328
Income tax (provision) benefit	11,440	(443)	(6,429)	(1,149)	—	3,419

Net income (loss)	$21,312	$(527)	$(10,655)	$7,909	$(10,130)	$7,909

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

At December 31, 2011, our two subsidiary banks operated through 58 bank branch locations in seventeen counties in Florida as summarized in the table below:

Subsidiary Banks	No. of locations	Counties
CenterState Bank of Florida (“CSB”)	53	Citrus, Hendry, Hernando, Indian River, Lake, Marion, Okeechobee, Osceola, Orange, Pasco, Polk, Sumter, Putnam, Seminole, St. Lucie, Volusia
Valrico State Bank (“VSB”)	5	Hillsborough

Correspondent banking division

We also operate a correspondent banking and bond sales division. The division is integrated with and part of our lead subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased) and (b) correspondent bank checking accounts. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, and beginning in 2011 correspondent clearing account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

In January 2011 we closed on a previously announced transaction with TD Bank, N.A. whereby we acquired four branches in Putnam County, Florida. Total deposits acquired approximated $114 million for which we did not pay a premium. In addition, we selected and purchased approximately $121 million of performing loans located within our 14 county market area in central Florida. We purchased the loans for 90% of the legal unpaid principal balance and have an option during the initial two year period to put back any loan that becomes past due greater than 30 days or becomes adversely classified pursuant to banking regulation guidelines. We recognized an $11 million dollar bargain purchase gain during the first quarter of 2011 as a result of this transaction.

On November 1, 2011 we acquired Federal Trust Corporation (“FTC”) and its wholly owned subsidiary thrift, Federal Trust Bank (“FTB”) from The Hartford Insurance Group, Inc. (“Hartford”), the sole owner of FTC. We assumed all of the deposits (approximately $197.8 million) and certain selected other liabilities, including a $5 million Trust Preferred Security issued by FTC. We acquired only selected performing loans and five of their existing 11 branches. FTB closed the other six branches immediately prior to our acquisition. The purchased loans had a fair value at the acquisition date of approximately $156.8 million. We purchased the loans for 73% of their legal unpaid principal balance, which was the primary reason for the $40.3 million bargain purchase gain after merger related expenses recognized in our fourth quarter of 2011. In addition to the loan discount, we have an option to put back any loan that becomes 30 days past due or becomes adversely classified pursuant to banking regulation guidelines to Hartford, for a period of one year beginning with the acquisition date.

Also during 2011, we hired a seasoned and experienced prior Jacksonville, Florida bank CEO, Mr. Gil Pomar. Since hired, he had been working out of a loan production office in Jacksonville, with a small team of two lenders and an administrative assistant. During January of 2012 we acquired a failed financial institution in Jacksonville with 8 offices. This is our sixth and largest FDIC assisted transaction. Mr. Pomar will manage this acquisition and use it to leverage and build our market presence in Jacksonville.

On January 20, 2012 we acquired the banking operations of Central Florida State Bank in Belleview, Florida near Ocala (“Central FL”) through an FDIC assisted transaction of a failed bank. We acquired approximately $50 million of loans, before loan discounts and FDIC receivables with 80% loss share protection from the FDIC. Central FL had four branches, all of which are within two miles of an existing CenterState branch. We expect to combine these branches in the near future. The transaction is expected to be neutral to tangible book value and accrete about $0.025 to $0.03 per share to annualized earnings, once the branches are combined. The addition of the Central FL acquisition expands and enhances our presence in the greater Ocala, Florida market area, building on our 2009 acquisition of Ocala National Bank and 2010 acquisition of Independent National Bank, Ocala, both of which were also FDIC assisted transactions.

Capital offering

During the third quarter of 2010 we raised additional capital through another public stock offering. We sold a total of 4,140,000 common shares at $8.50 per share. After investment banking fees and other expenses, the net increase to our common equity was approximately $33 million. This capital raise along with the previous raise in 2009 were both used to support our growth from the acquisitions discussed above, as well as a buffer against losses and potential losses in our loan portfolio resulting from the significant downturn in the Florida real estate market.

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

Beginning in late 2007, our CEO initiated a new program referred to as “Centercourt,” whereby all of our bank presidents and our chief lending officers are gathered together in one room along with our CEO, CFO, COO and Chief Loan Review officer. Each bank president and chief lending officer presents their prepared written report on the status of their bank’s loan portfolio. Past due, non-accrual, impaired, potentially impaired, and loans in process of foreclosure, as well as OREO issues are presented and discussed. These meetings are generally held once per quarter. The objectives include early and quick identification and resolutions of potential loan losses, as well as sharing information and ideas between banks. The process also contributes to each bank’s allowance for loan loss analysis assumptions and preparation. Beginning in early 2011, with the December 2010 merger of our three national chartered banks as one of the catalysts, these meetings evolved into monthly meetings with a standardized report prepared by our Chief Credit Officer (“CCO”), our Chief Special Asset Manager (“CSPA”) and their teams. They now have the responsibility of identifying and reporting all impaired loans, non-accrual loans, TDRs, and OREO. They make sure that all non-performing loans, subject to ASC 310, as well as OREO properties have a current appraisal (less than one year old) and that the asset is written down to 90% of the current appraisal, or less under certain circumstances, such as a listing price in the case of OREO, or a time value adjustment in the case of loans with appraisals approaching their one year life, and the related collateral is either in a type of category or in a market area with declining values. When these monthly meetings start, these teams have already evaluated their positions and have identified the course of action on each of the troubled assets listed. Our CEO and the CEO of our lead subsidiary bank, review these evaluations with our CCO and CSPA, and either approve or modify their recommendations. We also have one of our senior accounting officers present, who along with our CCO is ultimately responsible for preparing the Company’s allowance for loan loss calculations each quarter.

We maintain an allowance for loan losses that we believe is adequate to absorb probable incurred losses inherent in our loan portfolio. The allowance consists of three components. The first component consists of amounts specifically reserved (“specific allowance”) for specific loans identified as impaired, as defined by FASB Accounting Standards Codification No. 310 (“ASC 310”). Impaired loans are those loans that management has estimated will not repay as agreed upon. Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific reserve is warranted.

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

The third component consists of amounts reserved for purchased credit-impaired loans. On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio. The aggregate of these three components results in our total allowance for loan losses.

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. We have a $38 million goodwill asset on our consolidated balance sheet at December 31, 2011.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measure at the fair value and then amortized on an accelerated method over their estimated useful lives, generally 10 years.

Goodwill and intangible assets are described further in Note 9 of the notes to the consolidated financial statements.

Income Taxes

We determine our income tax expense based on management’s judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate, which differs from the federal statutory rate. In addition, we recognize deferred tax assets and liabilities, recorded in the Consolidated Statements of Financial Condition, based on management’s judgment and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. We have a net deferred tax asset of $3.5 million in our consolidated balance sheet at December 31, 2011. For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Purchased Credit-Impaired Loans

We account for acquisitions under the purchase accounting method. All identifiable assets acquired and liabilities assumed are recorded at fair value. We review each loan or loan pool acquired to determine whether there is evidence of a deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements. We consider expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. The amount in excess of the estimated future cash flows is not accreted into earnings. The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). The Company records these loans on the acquisition date at their net realizable value. Thus, an allowance for estimated future losses is not established on the acquisition date. We refine our estimates of the fair value of loans acquired for up to one year from the date of acquisition. Subsequent to the date of acquisition, we update the expected future cash flows on loans acquired on a quarterly basis. Losses or a reduction in cash flow which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan.

FDIC Loss Share Receivable

We have entered into agreements with the FDIC for reimbursement of losses within acquired loan portfolios. The FDIC loss share receivable is recorded at fair value on the date of acquisition based upon the expected reimbursements to be received from the FDIC adjusted by a discount rate which reflects counter party credit risk and other uncertainties. Changes in the underlying credit quality of the loans covered by the FDIC loss share receivable result in either an increase or a decrease in the FDIC loss share receivable. Deterioration in loan credit quality increases the FDIC loss share receivable; increases in credit quality decrease the FDIC loss share receivable. Proceeds received for reimbursement of incurred losses reduce the FDIC loss share receivable.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010.

Net Income

Our net income for the year ended December 31, 2011 was $7,909 or $0.26 per share basic and diluted, compared to net loss of $5,938 or $0.22 per share basic and diluted for the year ended December 31, 2010. The primary reason for the profitable year in 2011 was bargain purchase gains of $57,020 from our January 2011 acquisition of loans, deposits and branch offices from TD Bank, N.A. and our November 2011 acquisition of Federal Trust Bank from The Hartford Insurance Group, Inc. The other significant issue affecting our earnings continues to be credit cost. Total credit cost, including provisions for loan losses, for 2011 was approximately $58,687 compared to $35,902 reported in 2010. These and other factors contributing to our 2011 results are discussed below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $12,198, or 22% to $70,036 during the year ended December 31, 2011 compared to $57,838 for the same period in 2010. The increase was the result of a $7,663 increase in interest income plus a $4,535 decrease in interest expense.

Interest earning assets averaged $1,914,812 during the year ended December 31, 2011 as compared to $1,734,746 for the same period in 2010, an increase of $180,066, or 10.4%. The yield on average interest earning assets was approximately the same for both year 2011 and 2010 (4.295% for 2011 and 4.299% for 2010). On a tax equivalent basis, the 2011 average yield increased 2 basis points (“bps”) to 4.36% compared to 4.34% for the same period in 2010. The combined net effects of the $180,066 increase in average interest earning assets and the change in yields on average interest earning assets resulted in the $7,663 ($8,122 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $1,512,898 during the year ended December 31, 2011 as compared to $1,369,417 for the same period in 2010, an increase of $143,481, or 10.5%. The cost of average interest bearing liabilities decreased 41bps to 0.81% during the year ended December 31, 2011, compared to 1.22% for 2010. The combined net effects of the $143,481 increase in average interest bearing liabilities and the 41bps decrease in cost of average interest bearing liabilities resulted in the $4,535 decrease in interest expense between the two years. See the tables “Average Balances—Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8)—Yields & Rates

	Years Ended December 31,
	2011			2010
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Noncovered loans (1) (2) (7)	$1,035,496	$55,036	5.31%	$940,198	$51,651	5.49%
Covered loans (9)	180,590	11,396	6.31%	83,399	4,159	4.99%
Securities available for sale—taxable	492,666	14,296	2.90%	524,336	16,833	3.21%
Securities available for sale—tax exempt (7)	35,727	2,100	5.88%	34,852	2,069	5.94%
Federal funds sold and other	170,333	632	0.37%	151,961	626	0.41%

TOTAL INTEREST EARNING ASSETS	$1,914,812	$83,460	4.36%	$1,734,746	$75,338	4.34%

Allowance for loan losses	(27,265)			(25,578)
All other assets	289,024			226,327

TOTAL ASSETS	$2,176,571			$1,935,495

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$313,178	$665	0.21%	$217,083	$868	0.40%
Money market	263,089	899	0.34%	190,778	1,486	0.78%
Savings	208,254	562	0.27%	177,632	1,165	0.66%
Time deposits	623,421	9,373	1.50%	628,942	12,203	1.94%
Repurchase agreements	15,949	84	0.53%	21,254	89	0.42%
Federal funds purchased	70,940	48	0.07%	105,344	107	0.10%
Other borrowed funds (3)	5,012	127	2.54%	15,884	403	2.54%
Corporate debenture (4)	13,055	449	3.43%	12,500	421	3.37%

TOTAL INTEREST BEARING LIABILITIES	$1,512,898	12,207	0.81%	$1,369,417	16,742	1.22%

Demand deposits	393,056			302,867
Other liabilities	17,219			20,148
Total stockholders’ equity	253,398			243,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,176,571			$1,935,495

NET INTEREST SPREAD (tax equivalent basis) (5)			3.55%			3.12%

NET INTEREST INCOME (tax equivalent basis)		$71,253			$58,596

NET INTEREST MARGIN (tax equivalent basis) (6)			3.72%			3.38%

(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.

(2)	Interest income on average loans includes loan fee recognition of $362 and $293 for the years ended December 31, 2011 and 2010, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances, Federal Funds Purchased and correspondent bank deposits (Federal Funds Purchased).
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $5 and $0 during year ended December 31, 2011 and 2010, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(8)	Averages balances are average daily balances.
(9)	Covered loans are loans purchased from the FDIC pursuant to assisted acquisitions of failed financial institutions, and are covered with respect to certain loss sharing agreements with the FDIC.

Non-accrual loans: A loan is moved to nonaccrual status in accordance with the Company’s policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued but not received for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2011 versus 2010
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$10,515	$107	$10,622
Securities available for sale—taxable	(979)	(1,557)	(2,536)
Securities available for sale—tax exempt	52	(22)	30
Federal funds sold and other	72	(66)	6

TOTAL INTEREST INCOME (tax equivalent basis)	$9,660	$(1,538)	$8,122

INTEREST EXPENSE
Deposits
NOW accounts	$297	$(501)	$(204)
Money market accounts	436	(1,023)	(587)
Savings	174	(777)	(603)
Time deposits	(106)	(2,723)	(2,829)
Repurchase agreements	(25)	20	(5)
Federal funds purchased	(29)	(30)	(59)
Other borrowed funds	(278)	3	(275)
Corporate debenture	19	8	27

TOTAL INTEREST EXPENSE	$488	$(5,023)	$(4,535)

NET INTEREST INCOME (tax equivalent basis)	$9,172	$3,485	$12,657

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

Provision for Loan Losses

The provision for loan losses (expense) increased $16,367 to $45,991 during the year ending December 31, 2011 compared to $29,624 for the comparable period in 2010. Starting in 2010, the Company took a liquidation approach to its problem assets. Troubled loans with unpaid legal balances and carrying balances of approximately $18,807 and $16,940, respectively, were sold for $8,579 during the third quarter of 2010. The portion of the provision for loan losses that represented the liquidation discount from this sale was approximately $8,361. Prior to this sale, the loans had been written down to fair value and the provision for loan losses increased accordingly. During the fourth quarter of 2011, troubled loans with unpaid legal balances and carrying balances of approximately $34,703 and $26,066, respectively, were sold for $14,095. The Company recorded approximately $11,971 of additional provision for loan losses representing the liquidation discounts as a result of this loan sale. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2011 was $101,972 compared to $54,933 for the comparable period in 2010. This increase was the result of the following components listed in the table below:

	2011	2010	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$6,316	$6,873	$(557)	(8.1%)
Income from correspondent banking and bond sales division	24,889	32,696	(7,807)	(23.9%)
Correspondent banking division—other fees	1,692	996	696	69.9%
Commissions from sale of mutual funds and annuities	1,801	1,118	683	61.1%
Debit card and ATM fees	2,852	1,890	962	50.9%
Loan related fees	747	534	213	39.9%
BOLI income	967	774	193	24.9%
Trading securities revenue	485	622	(137)	(22.0%)
FDIC indemnification asset-accretion/(amortization) of discount rate	(503)	598	(1,101)	(184.1)
FDIC indemnification income	1,132	—	1,132	n/a
Other service charges and fees	1,110	421	689	163.7%
Gain on sale of securities	3,464	7,034	(3,570)	(50.8%)

Subtotal	$44,952	$53,556	$(8,604)	(16.1%)
Bargain purchase gain from acquisitions	57,020	1,377	55,643	4040.9%

Total non-interest income	$101,972	$54,933	$47,039	85.6%

As shown in the table above, the primary reasons for the increase in non-interest income year to year was the bargain purchase gain from the January 2011 purchase from TD Bank, N.A. and the November 2011 purchase from Hartford. In both cases, selected performing loans were purchased at a 10% discount with regard to TD Bank, N.A. transaction and a 23% discount with regard to the Hartford transaction, which was the primary reason for the bargain purchase gains.

The correspondent banking bond sales division had an outstanding year in 2010 most of which can be attributed to a record 2010 third quarter. We expect significant volatility in the fixed income business, and therefore do not consider their initial three year performance necessarily a trend.

The FDIC indemnification asset (“IA”) discount amortization is producing negative amortization due to adjustments in the FDIC covered loan portfolio. That is, to the extent current adjusted projected losses in the covered loan portfolio are less than originally projected losses, and therefore future loan accretion yields increase, the related projected reimbursements from the FDIC contemplated in the IA is less, which produces a negative income accretion in non-interest income. This event corresponds to the increase in yields in the FDIC covered loan portfolio.

When a FDIC covered OREO property is sold at a loss, the loss is included in non-interest expense as loss on sale of OREO, and eighty percent of the loss is recorded as FDIC indemnification income and included in non-interest income. Eighty percent of any related loan pool impairments also are reflected in this account.

We sell securities available for sale from time to time pursuant to our asset/liability management process. We manage our balance sheet with the objectives of lowering our overall cost of deposits and freeing up additional capital. We do not know if we will sell additional securities available for sale, or to the extent of any potential sales. We do not know what future interest rates will be and therefore uncertain as what potential gains, if any, could be expected.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2011 increased $21,364, or 22.9%, to $114,689, compared to $93,325 for 2010. The table below breaks down the individual components.

	2011	2010	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$47,150	$44,985	$2,165	4.8%
Employee incentive/bonus compensation	2,830	3,620	(790)	(21.8%)
Employee stock based compensation	705	699	6	0.9%
Employer 401K matching contributions	983	814	169	20.8%
Deferred compensation expense	460	342	118	34.5%
Health insurance and other employee benefits	3,215	2,208	1,007	45.6%
Payroll taxes	2,844	2,373	471	19.9%
Other employee related expenses	585	594	(9)	(1.5)%
Incremental direct cost of loan origination	(527)	(602)	75	(12.5%)

Total salaries, wages and employee benefits	$58,245	$55,033	$3,212	5.8%

Occupancy expense	8,271	6,652	1,619	24.3%
Depreciation of premises and equipment	4,207	3,350	857	25.6%
Supplies, stationary and printing	1,285	1,091	194	17.8%
Marketing expenses	2,791	2,498	293	11.7%
Data processing expense	4,680	2,789	1,891	67.8%
Legal, auditing and other professional fees	2,729	2,995	(266)	(8.9%)
Bank regulatory related expenses	2,621	2,989	(368)	(12.3%)
Postage and delivery	930	735	195	26.5%
ATM and debit card related expenses	1,631	1,298	333	25.7%
CDI amortization	804	519	285	54.9%
Loss on sale of repossessed real estate (“OREO”)	545	756	(211)	(27.9%)
Valuation write down of repossessed real estate (“OREO”)	6,751	2,951	3,800	128.8%
Loss on repossessed assets other than real estate	234	458	(224)	(48.9%)
Foreclosure related expenses	5,023	2,113	2,910	137.7%
Internet and telephone banking	1,005	679	326	48.0%
Operational write-offs and losses	553	920	(367)	(39.9%)
Correspondent accounts and Federal Reserve charges	471	348	123	35.3%
Conferences/Seminars/Education/Training	498	807	(309)	(38.3%)
Director fees	294	368	(74)	(20.1%)
Travel expenses	134	561	(427)	(76.1)%
Other expenses	3,291	2,646	645	24.4%

Subtotal	$106,993	$92,556	$14,437	15.6%
Merger, acquisition and conversion related expenses	7,696	769	6,927	900.8%

Total non-interest expense	$114,689	$93,325	$21,364	22.9%

Overall, the largest item affecting our non interest expense in 2011 was merger, acquisition and conversion related expenses. Most of this expense relates to the Federal Trust Bank acquisition from Hartford. Included in the amount received from Hartford was a third party data processing termination fee of $2,909, severance payments of $2,052 and approximately $630 relating to attorney fees, accountant fees, valuation firm fees, investment banker fees and other related fees. The data processing termination fee and severance payments were paid by Hartford to CenterState, and as such were in the bargain purchase gain and shown in non interest expense. The remaining $2,105 relates to data processing conversion fees on the three failed banks purchased in 2010, but not converted to the Company’s core system until the summer of 2011, data processing conversion fees related to the Company’s State Bank subsidiary in preparation of an anticipated merger into the Company’s lead bank during 2012, and data processing conversion fees related to the correspondent banking division.

Excluding merger, acquisition and conversion related expenses discussed above, total non-interest expense increased $14,437 or 15.6% year to year as shown in the above table. The table below removes credit related expenses and correspondent segment expenses, which is primarily compensation related and varies significantly with levels of bond sales volumes.

	2011	2010	$ increase (decrease)	% increase (decrease)
Total non-interest expense	$114,689	$93,325	$21,364	22.9%
Less: merger, acquisition, conversion	(7,696)	(769)	(6,927)	900.8%

Subtotal	106,993	92,556	14,437	15.6%
Credit related expenses	(12,696)	(6,278)	(6,418)	102.2%
Correspondent segment	(23,883)	(28,837)	4,954	-17.2%

Non-interest expense excluding credit cost, correspondent segment, merger related expenses	$70,414	$57,441	$12,973	22.6%

Total average assets	$2,176,571	$1,935,495
Less: correspondent segment	(177,500)	(179,100)

Average assets, excluding correspondent segment	$1,999,071	$1,756,395
Expense ratio (note 1)	3.52%	3.27%

Note 1:	Expense ratio means non-interest expense, excluding credit cost, correspondent segment and merger, acquisition and conversion related expenses divided by average assets, excluding correspondent segment related assets.

Excluding merger, acquisition and conversion related expense, and excluding credit cost and our correspondent division, the remaining non-interest expense approximates the operating expense of our core commercial and consumer banking segment. As shown in the table above, this expense increased approximately $12,973, or 22.6% year to year. The reasons for this increase include the following:

•

During July and August of 2010 we acquired three failed financial institutions which included nine branches in the aggregate. We incurred the related incremental expenses for approximately five months during 2010 versus the entire year for 2011. Each of these three banks operated on three different core processing systems, which we were not able to convert to our core processing system until June, July and August of 2011, adding elevated cost in terms of data processing, personnel and other temporary inefficiencies above the normalized incremental operating expenses.

•

In January 2011 we acquired four bank branch offices, approximately $119 million of loans and assumed approximately $115 million of deposits from TD Bank, N.A. The related operating expenses associated with this business acquisition were included in our 2011 non-interest expense, but not in 2010.

•

On November 1, 2011 we acquired five bank branch offices, approximately $157 million of loans and assumed approximately $198 million of deposits from Hartford. The related operating expenses associated with this business acquisition were not included in our 2010 non-interest expense.

•

We hired a team of experienced seasoned bankers and opened a denovo branch office for them in Vero Beach, Florida during the spring of 2010. These additional expenses were outstanding all of 2011 but only for a portion of 2010.

•

We hired a team of experienced seasoned bankers and opened a denovo branch office for them in Okeechobee, Florida during the summer of 2010. These additional expenses were outstanding all of 2011 but only for a portion of 2010.

•

In July of 2011, we hired a key banking executive in the Jacksonville, Florida market, Mr. Gil Pomar. Subsequently, he hired a small team operating from a loan production office, with the intent to open a branch office in 2012. In January 2012 we acquired our sixth and largest FDIC assisted acquisition of a failed financial institution with eight branches in Jacksonville. Mr. Pomar will use this acquisition to help develop a market presence in Jacksonville. These additional expenses were not included in our 2010 non-interest expenses.

•

We hired additional management and senior level staff including an economist, wealth management salesmen, managerial level staffing in loan operations, deposit operations, retail marketing, accounting and finance throughout 2010. These additional expenses were outstanding all of 2011 but only for a portion of 2010.

Income Tax Provision (Benefit)

We recognized an income tax expense for the year ended December 31, 2011 of $3,419 (an effective tax rate of 30.2%) compared to an income tax benefit of $4,240 (an effective tax rate of 41.7%) for the year ended December 31, 2010. The reason our effective tax rate was lower than our statutory tax rate in 2011 is because we had tax exempt income in excess of non-deductible expenses thereby decreasing our taxable income below our book pre-tax income as recorded in our Consolidated Statement of Operations. The reason our effective tax rate is higher than our statutory tax rate in 2010 is because we had substantial tax exempt income in excess of non-deductible expenses thereby increasing our taxable loss substantially above our book loss as recorded in our Consolidated Statement of Operations. The table below demonstrates this difference.

	Year 2011	Year 2010
income before provision for income taxes	$11,328	$(10,178)
net tax exempt income	(2,242)	(1,090)

taxable income (loss)	9,086	(11,268)
statutory income tax rates	37.63%	37.63%

income tax expense	$3,419	$(4,240)

effective tax rates	30.2%	41.7%

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009.

Net Loss

Our net loss for the year ended December 31, 2010 was $5,938, or $0.22 loss per share basic and diluted, compared to net loss of $6,217, or $0.47 loss per share basic and diluted for the year ended December 31, 2009.

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

Net interest income increased $6,184, or 12% to $57,838 during the year ended December 31, 2010 compared to $51,654 for the same period in 2009. The increase was the result of a $636 increase in interest income plus a $5,548 decrease in interest expense.

Interest earning assets averaged $1,734,746 during the year ended December 31, 2010 as compared to $1,628,798 for the same period in 2009, an increase of $105,948, or 6.5%. The yield on average interest earning assets decreased 24 basis points (“bps”) to 4.30% (24bps to 4.34% tax equivalent basis) during the year ended December 31, 2010, compared to 4.54% (4.58% tax equivalent basis) for the same period in 2009. The combined net effects of the $105,948 increase in average interest earning assets and the 24bps decrease in yield on average interest earning assets resulted in the $636 ($668 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $1,369,417 during the year ended December 31, 2010 as compared to $1,346,051 for the same period in 2009, an increase of $23,366, or 1.7%. The cost of average interest bearing liabilities decreased 44bps to 1.22% during the year ended December 31, 2010, compared to 1.66% for the same period in 2009. The combined net effects of the $23,366 increase in average interest bearing liabilities and the 44bps decrease in cost of average interest bearing liabilities resulted in the $5,548 decrease in interest expense between the two years. See the tables “Average Balances—Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8)—Yields & Rates

	Years Ended December 31,
	2010			2009
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Noncovered loans (1) (2) (7)	$940,198	$51,651	5.49%	$923,080	$53,528	5.80%
Covered loans (9)	83,399	4,159	4.99%	—	—	—
Securities available for sale—taxable	524,336	16,833	3.21%	475,160	18,436	3.88%
Securities available for sale—tax exempt (7)	34,852	2,069	5.94%	36,634	2,098	5.73%
Federal funds sold and other	151,961	626	0.41%	193,924	608	0.31%

TOTAL INTEREST EARNING ASSETS	$1,734,746	$75,338	4.34%	$1,628,798	$74,670	4.58%

Allowance for loan losses	(25,578)			(15,958)
All other assets	226,327			158,194

TOTAL ASSETS	$1,935,495			$1,771,034

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$217,083	$868	0.40%	$167,269	$849	0.51%
Money market	190,778	1,486	0.78%	152,005	1,960	1.29%
Savings	177,632	1,165	0.66%	119,768	1,197	1.00%
Time deposits	628,942	12,203	1.94%	608,394	16,515	2.71%
Repurchase agreements	21,254	89	0.42%	24,276	100	0.41%
Federal funds purchased	105,344	107	0.10%	228,815	553	0.24%
Other borrowed funds (3)	15,884	403	2.54%	33,024	643	1.95%
Corporate debenture (4)	12,500	421	3.37%	12,500	473	3.78%

TOTAL INTEREST BEARING LIABILITIES	$1,369,417	16,742	1.22%	$1,346,051	$22,290	1.66%

Demand deposits	302,867			206,733
Other liabilities	20,148			11,336
Total stockholders’ equity	243,063			206,914
TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$1,935,495			$1,771,034

NET INTEREST SPREAD (tax equivalent basis) (5)			3.12%			2.92%

NET INTEREST INCOME (tax equivalent basis)		$58,596			$52,380

NET INTEREST MARGIN (tax equivalent basis) (6)			3.38%			3.22%

(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.

(2)	Interest income on average loans includes loan fee recognition of $293 and $432 for the years ended December 31, 2010 and 2009, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances, Federal Funds Purchased and correspondent bank deposits (Federal Funds Purchased).
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $0 and ($19) during year ended December 31, 2010 and 2009, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(8)	Averages balances are average daily balances.
(9)	Covered loans are loans purchased from the FDIC pursuant to assisted acquisitions of failed financial institutions, and are covered with respect to certain loss sharing agreements with the FDIC.

Non-accrual loans: A loan is moved to nonaccrual status in accordance with the Company’s policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued but not received for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Analysis of Changes in Interest Income and Expenses

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

Provision for Loan Losses

The provision for loan losses (expense) increased $5,728 to $29,624 during the year ending December 31, 2010 compared to $23,896 for the comparable period in 2009. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2010 was $55,566 compared to $30,052 for the comparable period in 2009. This increase was the result of the following components listed in the table below.

	2010	2009	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$6,873	$5,450	$1,423	26.1%
Income from correspondent banking and bond sales division	32,696	17,916	14,780	82.5%
Correspondent banking division—other fees	996	403	593	147.1%
Commissions from sale of mutual funds and annuities	1,118	532	586	110.2%
Debit card and ATM fees	1,890	1,341	549	40.9%
Loan related fees	534	452	82	18.1%
BOLI income	774	550	224	40.7%
Trading securities revenue	622	427	195	45.6%
FDIC indemnification asset- accretion of discount rate	598	—	598	n/a
Other service charges and fees	421	465	(44)	(9.5%)
Gain on sale of securities	7,034	2,516	4,518	179.6%

Subtotal	$53,556	$30,052	$23,504	78.2%
Bargain purchase gain, acquisition of failed institution	1,377	—	1,377	n/a

Total non-interest income	$54,933	$30,052	$24,881	82.8%

As shown in the table above, the primary reasons for the increase in non-interest income year to year was the significant revenue growth in the correspondent banking division, the increased gain on sale of securities available for sale, the bargain purchase gain from one of the FDIC assisted acquisitions, and the overall growth in fee revenue due to the business growth from the three FDIC assisted acquisitions.

The correspondent banking bond sales division had an outstanding year most of which can be attributed to a record third quarter. We expected significant volatility in the fixed income business, and therefore do not consider their initial three year performance necessarily a trend.

We sold a significant amount of securities available for sale during the current year pursuant to our asset/liability management process.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2010 increased $24,611, or 35.8%, to $93,325, compared to $68,714 for 2009. The table below breaks down the individual components.

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

Overall, our non-interest expenses increased significantly due primarily to the following:

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

Our largest non-interest expense is employee and employee related expenses. Total salaries, wages and employee benefits for 2010 accounted for 59% of our total non-interest expense, and 53% for 2009. Referring to the table above, employee salaries and wages increased by $15,030, or 50.2% to $44,985 for 2010, compared to $29,955 for 2009. The increase was primarily due to the increase in variable compensation at our correspondent banking division. The majority of employee salaries and wage expense from the correspondent banking division is related to commissions on bond sales, which is all variable based. The expense for 2010 was approximately $22,184 compared to $12,022 for 2009, an increase of $10,162 or 85%. The increase was primarily, but not completely, related to the increase in sales. Gross commissions from sales of fixed income securities was approximately $32,696 in 2010 compared to $17,916 in 2009, an increase of $14,780, or 83%.

Excluding the correspondent banking division, discussed above, total salaries and wage expense was approximately $22,801 for 2010 compared to $17,933 for 2009, an increase of 27%. This increase was due to the increase in full time equivalent employees (“FTEs”), excluding the correspondent banking division. At the end of 2010 we had approximately 602 FTEs, however, since most of these employees were added mid-year, the average FTEs for 2010 is approximately 550. In addition, our average cost per FTE, excluding the correspondent division, increased from $44 in 2009 to $47 in 2010 because many of the additional hires discussed above are managerial levels, and has added some upward pressure to our averages. The table below summarizes the above discussion. In addition, year 2008 is also included in the table below for reference only.

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

We use a combination of performance incentive/bonus guidelines to motivate our employees and influence behavior. These are primarily tied to earnings performance and growth metrics at each business unit. As our net income increases and our assets grow, our employee incentive/bonus compensation also increases. In addition, we also have incentive compensation programs tied to growth of core deposits for certain employee classes responsible for these types of deposit customer relationships. Although we reported a net loss for 2010 on a consolidated basis, two of our banks were profitable. In addition, our performance guidelines reward balance sheet growth as well, up to certain levels. As a result, several business units qualified for an incentive award. Approximately 91% of the $3,620 employee incentive/bonus compensation recognized during 2010 relates to our largest subsidiary bank, CSB, excluding the employees from the other two national chartered banks that were merged into it during December 2010. The remaining 9% was dispersed among most of the remaining business units and several of the senior corporate officers.

During 2010 our occupancy expense increased by $1,277, or 23.8% and our depreciation expense increased by $468, or 16.2% compared to 2009. This increase was due to the nine additional offices we acquired and the two denovo branches discussed above.

Marketing expenses increased by $588, or 30.8% year to year. Most of this increase relates to the continued checking account marketing campaign as well as an effort to develop internet related marking programs. In addition, we grew in geographical markets as our branch network continues to grow.

Data processing expenses increased by $372, or 15.4% during 2010 compared to 2009. This increase was primarily due to conversion and merger related activities and adding additional offices.

The increase in the line item legal, accounting and other professional expenses was primarily due to consulting fees paid for services relating to managing foreclosure and repossessed properties, outsourcing fees related to certain internal audit functions, and increases in legal fees associated with various new and potentially new business lines and various regulatory issues.

Loss from the sale of repossessed real estate, loss from the write down in valuation of repossessed real estate and losses from other repossessed assets as well as foreclosure related expenses as a group was $6,278 during 2010 compared to $4,553 during 2009, resulting in an increase of $1,725, or 37.9%. The increase was reflective of the continuing deterioration in the real estate market in Florida and the economy in general.

Income Tax Benefit

We recognized an income tax benefit for the year ended December 31, 2010 of $4,240 (an effective tax rate of 41.7%) compared to an income tax benefit of $4,687 (an effective tax rate of 43.0%) for the year ended December 31, 2009. The reason our effective tax rates are higher than our statutory tax rate is because we had substantial tax exempt income in excess of non-deductible expenses thereby increasing our taxable loss substantially above our book loss as recorded in our Consolidated Statement of Operations. The table below demonstrates this difference.

	Year 2010	Year 2009
loss before provision for income taxes	$(10,178)	$(10,904)
net tax exempt income	(1,090)	(1,551)

taxable loss	(11,268)	(12,455)
statutory income tax rates	37.63%	37.63%

income tax benefit	$(4,240)	$(4,687)

effective tax rates	41.7%	43.0%

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2011 AND DECEMBER 31, 2010

Overview

Our total assets grew by $221,535, or 10.7%, from $2,062,924 at December 31, 2010 to $2,284,459 at December 31, 2011. The increase was primarily due to our January 2011 acquisition of four branches, approximately $119,000 of loans and approximately $115,000 of deposits from TD Bank, N.A. and our November 2011 acquisition of five branches, approximately $157,000 of loans and approximately $198,000 of deposits from Hartford.

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

Our available for sale portfolio totaled $591,164 at December 31, 2011 and $500,927 at December 31, 2010, or 26% and 24%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative. Typically, we remain short-term in our decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. We have designated all of our securities as available for sale, except our trading portfolio, to provide flexibility, in case an immediate need for liquidity arises. We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $9,160 at December 31, 2011, compared to a net unrealized gain of approximately $4,675 at December 31, 2010.

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

The tables below summarize the maturity distribution of securities, weighted average yield by range of maturities, and distribution of securities for the periods provided. Yields are not presented on a tax equivalent basis in the table below.

	One year or less		Over one through five years		Over five through ten years		Over ten years		Total
	$	%	$	%	$	%	$	%	$	%
AVAILABLE-FOR-SALE
US government sponsored entities and agencies	$—	—%	$10,006	1.29%	$20,474	3.05%	$48,397	2.76%	$78,877	2.65%
State, county, and municipal	—	—%	1,945	3.49%	9,607	3.79%	29,741	3.81%	41,293	3.79%
Mortgage-backed securities	800	4.90%	5,646	5.19%	43,272	4.02%	421,276	4.40%	470,994	4.38%

Total	$800	4.90%	$17,597	2.73%	$73,353	3.72%	$499,414	4.21%	$591,164	4.10%

Distribution of Investment Securities

	December 31, 2011		December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AVAILABLE-FOR-SALE
US government sponsored entities and agencies	$78,455	$78,877	$113,183	$113,416	$17,826	$17,910
State, county, and municipal	39,312	41,293	34,079	33,253	35,376	35,496
Mortgage-backed securities	464,237	470,994	348,990	354,258	398,482	409,780

Total	$582,004	$591,164	$496,252	$500,927	$451,684	$463,186

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

	2011	2010
Beginning balance	$2,225	$—
Purchases	249,430	304,750
Proceeds from sales	(252,140)	(303,147)
Net realized gain on sales	485	597
Mark-to-market adjustment	—	25

Ending balance	$—	$2,225

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2011, were $1,216,086, or 64% of average earning assets, as compared to $1,023,597, or 59% of average earning assets, for the year ending December 31, 2010. Total loans at December 31, 2011 and 2010 were $1,283,766 and $1,128,955, respectively, an increase of $154,811, or 13.7%. Substantially all of this net increase is a result of our two acquisitions during 2011. This also represents a loan to total asset ratio of 56% and 55% and a loan to deposit ratio of 67% and 67%, at December 31, 2011 and 2010, respectively.

Approximately 12.8% of our total loans, or $164,051, is covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse us for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred, subject to the terms of the agreements. We will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and our reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

Approximately 7.1% of our loans, or $90,457, are subject to a two year put back option, commencing January 20, 2011, with TD Bank, N.A., so that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank, N.A.

Approximately 12.1% of our loans, or $155,823, are subject to a one year put back option, commencing November 1, 2011, with Hartford, so that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford.

Approximately 68% of the Company’s loans, or $873,435, are not covered by FDIC loss sharing agreements or subject to a put back option with TD Bank, N.A. or Hartford.

Of the 87.2% of our loans, or $1,119,715 not covered by FDIC loss sharing agreements, approximately 84% are collateralized by real estate, 11% are commercial non real estate loans and the remaining 5% are consumer and other non real estate loans. The loans collateralized by real estate are further delineated as follows.

Residential real estate loans: These are single family home loans originated within our local market areas by employee loan officers or purchased from TD Bank, N.A. and Hartford with put back options, as described above. We do not use loan brokers to originate loans for our own portfolio, nor do we acquire loans outside of our geographical markets. The size of this portfolio is $405,923 representing approximately 36% of our total loans, excluding those covered by FDIC loss share agreements. Within this category there are approximately $14,810 non performing (non-accrual) loans (99 loans) as of December 31, 2011.

Commercial real estate loans: This is the largest category ($447,459) of our loan portfolio representing approximately 40% of our total loans, excluding those covered by FDIC loss share agreements. This category, along with commercial non real estate lending, is our primary business. There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are all located in central Florida. The borrowers are a mix of professionals, doctors, lawyers, and other small business people. Approximately 58% of these loans are owner occupied. Within this category there are approximately $11,637 non performing (non-accrual) loans (31 loans) as of December 31, 2011.

Land, development and construction loans: We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. This category represents approximately 8% ($89,517) of our total loan portfolio. The majority of this amount is land development, lots, and other land loans. Approximately $10,482 of loans in this category are non performing (non-accrual) loans (35 loans) as of December 31, 2011, of which substantially all are collateralized by residential building lots, commercial building lots, undeveloped land and vacant land both residential and commercial.

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

The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

Loan Portfolio Composition

Types of Loans

at December 31:	2011	2010	2009	2008	2007
Loans not covered by FDIC loss share agreements
Real estate loans:
Residential	$405,923	$255,571	$251,634	$223,290	$209,186
Commercial	447,459	410,162	438,540	434,488	385,669
Construction, development, land	89,517	109,380	115,937	92,475	108,615

Total real estate loans	942,899	775,113	806,111	750,253	703,470
Commercial	126,064	100,906	98,273	80,523	78,231
Consumer and other loans	51,391	55,379	55,376	61,939	60,687

Total loans—gross	1,120,354	931,398	959,760	892,715	842,388
Less: unearned fees/costs	(639)	(728)	(739)	(714)	(983)

Total loans not covered by FDIC loss share agreements	1,119,715	930,670	959,021	892,001	841,405

Loans covered by FDIC loss share agreements
Real estate loans:
Residential	99,270	110,586	—	—	—
Commercial	54,184	68,286	—	—	—
Construction, development, land	8,231	13,653	—	—	—

Total real estate loans	161,685	192,525	—	—	—
Commercial	2,366	5,760	—	—	—

Total loans covered by FDIC loss share agreements	164,051	198,285	—	—	—

Total loans	$1,283,766	$1,128,955	$959,021	$892,001	$841,405

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans maturing within specific intervals at December 31, 2011, excluding unearned net fees and costs.

Loan Maturity Schedule

	December 31, 2011
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction, development, land	$172,477	$434,038	$580,142	$1,186,657
Real estate—construction, development, land	35,580	42,082	20,086	97,748

Total	$208,057	$476,120	$600,228	$1,284,405

Fixed interest rate	$101,531	$350,837	$172,104	$624,472
Variable interest rate	106,526	125,283	428,124	659,933

Total	$208,057	$476,120	$600,228	$1,284,405

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

The allowance consists of three components. The first component consists of amounts reserved for impaired loans, as defined by ASC 310. Impaired loans are those loans that management has estimated will not repay as agreed pursuant to the loan contract. Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principle and interest eventually, and therefore no specific reserve is warranted.

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

The third component consists of amounts reserved for purchased credit-impaired loans. On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio. The aggregate of these three components results in our total allowance for loan losses.

In the table below we have shown the components, as discussed above, of our allowance for loan losses at December 31, 2011 and 2010.

	Dec 31, 2011			Dec 31, 2010			increase (decrease)
	loan balance	ALLL balance	%	loan balance	ALLL balance	%	loan balance	ALLL balance
Impaired loans	$53,668	$3,304	6.16%	$86,977	$4,584	5.27%	($33,309)	($1,280)	89bps
Non impaired loans	819,767	24,281	2.96%	843,693	21,683	2.57%	(23,926)	2,598	39bps
TD loans (note 1)	90,457	—		—	—		90,457	—
FTB loans (note 2)	155,823	—		—	—		155,823	—

Loans (note 3)	1,119,715	27,585	2.46%	930,670	26,267	2.82%	189,045	1,318	-36bps
Covered loans (note 4)	164,051	359		198,285	—		(34,234)	359

Total loans	$1,283,766	$27,944	2.18%	$1,128,955	$26,267	2.33%	$154,811	$1,677	-8bps

Note 1:	Performing loans purchased from TD Bank subject to a two year put back option commencing on January 20, 2011, such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loans to TD Bank.
Note 2:	Performing loans purchased from Hartford’s wholly owned bank, FTB, subject to a one year put back option commencing on November 1, 2011, such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loans to Hartford.
Note 3:	Total loans not covered by FDIC loss share agreements.
Note 4:	Loans covered by FDIC loss share agreements. Eighty percent of any losses in this portfolio will be reimbursed by the FDIC and recognized as FDIC Indemnification income and included in non-interest income within the Company’s condensed consolidated statement of operations.

The general loan loss allowance (non impaired loans) increased by $2,598, or 39 bps to 2.96% of non-impaired loan balance outstanding as of the end of the current period as compared to 2.57% at the end of the previous period.

This is a result of changes in historical charge off rates, changes in current environmental factors and changes in the loan portfolio mix. Currently, there is no general loan loss allowance associated with the performing loans purchased from TD Bank and for the FTB performing loans purchased from Hartford for the reasons described in notes 1 and 2 above.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans not covered by an FDIC loss sharing agreement on a loan by loan basis. We recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $10,039 to $53,668 ($50,364 when the $3,304 specific allowance is considered) from their legal unpaid principal balance outstanding of $63,761. As such, in the aggregate, our total impaired loans have been written down to approximately 80% of their legal unpaid principal balance.

Any losses in loans covered by FDIC loss share agreements, as described in note 3 above, are reimbursable from the FDIC to the extent of 80% of any losses. These loans are being accounted for pursuant to ASC Topic 310-30. On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses.

We believe our allowance for loan losses was adequate at December 31, 2011. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The table below summarizes the changes in allowance for loan losses during the previous five years.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

	2011	2010	2009	2008	2007
Loans not covered by FDIC loss share agreements:
Balance, beginning of year	$26,267	$23,289	$13,335	$10,828	$7,355
Loans charged-off:
Commercial	(1,971)	(774)	(830)	(856)	(206)
Real estate mortgage	(28,495)	(17,431)	(12,900)	(2,697)	(386)
Consumer	(1,091)	(523)	(353)	(636)	(405)

Total loans charged-off	(31,557)	(18,728)	(14,083)	(4,189)	(997)
Loans charged-off—loan sales
Commercial	(220)	—	—	—	—
Real estate mortgage	(14,628)	(8,361)	—	—	—

Total loans charged-off—loan sales	(14,848)	(8,361)	—	—	—
Recoveries on loans previously charged-off:
Commercial	82	11	29	14	1
Real estate mortgage	1,751	387	65	95	16
Consumer	258	45	47	67	44

Total loan recoveries	2,091	443	141	176	61
Net charge-offs	(44,314)	(26,646)	(13,942)	(4,013)	(936)
Provision for loan losses charged to expense	45,632	29,624	23,896	6,520	2,792
Acquisition of VSB	—	—	—	—	1,617

Allowance at end of period for loans not covered by FDIC loss share agreements	$27,585	$26,267	$23,289	$13,335	$10,828

Loans covered by FDIC loss share agreements:
Balance, beginning of year	$—	$—	$—	$—	$—
Loans charged-off:
Commercial	—	—	—	—	—
Real estate mortgage	(293)	—	—	—	—
Consumer	—	—	—	—	—

Total loans charged-off	(293)	—	—	—	—
Recoveries on loans previously charged-off:
Commercial	—	—	—	—	—
Real estate mortgage	293	—	—	—	—
Consumer	—	—	—	—	—

Total loan recoveries	293	—	—	—	—
Net charge-offs	—	—	—	—	—
Provision for loan losses charged to expense	359	—	—	—	—

Allowance at end of period for loans covered by FDIC loss share agreements	$359	$—	$—	$—	$—

Total allowance at end of period	$27,944	$26,267	$23,289	$13,335	$10,828

Loans at year end (note 1)	$1,119,715	$931,749	$959,021	$892,001	$841,405
Average loans outstanding (note 1)	$1,035,496	$940,198	$923,080	$856,260	$791,886
Net charge-offs (note 1)	$44,314	$26,646	$13,942	$4,013	$936
Allowance for loan losses as percentage of year end loans (note 1)	2.46%	2.82%	2.43%	1.49%	1.29%
Net charge-offs as a percentage of average loans outstanding (note 1)	4.28%	2.83%	1.51%	0.47%	0.12%

Note	1: Excludes loans covered by FDIC loss share agreements.

Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest, excluding loans covered by FDIC loss share agreements. Non-performing assets consist of non-performing loans plus (a) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); (b) other repossessed assets that are not real estate; and (c) are not covered by FDIC loss share agreements. We place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status or interest is recognized only to extent received in cash.

The largest component of non-performing loans is non-accrual loans, which as of December 31, 2011 totaled $38,858 (221 loans), excluding loans covered by FDIC loss share agreements. This amount is further delineated by loan category as follows:

Non-accrual loans at 12/31/11	Aggregate loan amounts	% of Non-accrual by category	Number of loans
Residential real estate	$14,810	38%	99
Commercial real estate	11,637	30%	31
Land, development, construction	10,482	27%	35
Commercial	1,464	4%	28
Consumer and other	465	1%	28

Total	$38,858	100%	221

The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans which are past due greater than 90 days are placed on non-accrual status, unless they are both well secured and in the process of collection.

At December 31, 2011, total OREO was $18,181. Of this amount, $9,469 was acquired pursuant to the acquisition of three failed financial institutions during the third quarter of 2010. The acquired OREO is covered by FDIC loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred, subject to the terms of the agreements. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and our reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements was $8,712 at December 31, 2011, and is included in our non-performing assets (“NPA”). OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in our Statement of Operations. The current carrying value represents approximately 42% of the unpaid legal balance of the related loan when the asset was repossessed. OREO is further delineated in the following table.

(unaudited) Description of repossessed real estate (OREO)	carrying amount at Dec 31, 2011
22 single family homes	$1,704
1 mobile home with land	126
43 residential building lots	1,664
15 commercial buildings	3,167
Land/various acreages	2,051

Total, excluding OREO covered by FDIC loss share agreements	$8,712

At December 31, 2011 we had repossessed assets other than real estate with an aggregate estimated fair value of approximately $1,619. This includes 23 mobile homes without land, an RV and common stock on a non-publicly traded financial institution that had been used as collateral on a business loan and subsequently repossessed.

Interest income not recognized on non-accrual loans was approximately $2,224, $1,087 and $974 for the years ended December 31, 2011, 2010 and 2009, respectively.

The table below summarizes non performing loans and assets for the periods provided. The increases in non-performing loans and non-performing assets are a reflection of the real estate market in Florida and the overall economy in general.

Non Performing Loans and Non Performing Assets

	December 31,
	2011	2010	2009	2008	2007
Non-accrual loans (Note 1)	$38,858	$62,553	$42,059	$19,863	$3,797
Past due loans 90 days or more and still accruing interest (Note 1)	120	3,200	282	50	277

Total non-performing loans (Note 1)	38,978	65,753	42,341	19,913	4,074
Repossessed real estate (“OREO”) (Note 1)	8,712	12,239	10,196	4,494	583
Repossessed assets other than real estate (Note 1)	1,619	532	915	428	170

Total non-performing assets (Note 1)	$49,309	$78,524	$53,452	$24,835	$4,827

Total non-performing loans as a percentage of total loans (Note 1)	3.48%	7.06%	4.42%	2.23%	0.48%

Total non-performing assets as a percentage of total assets (Note 1)	2.16%	3.81%	3.05%	1.86%	0.40%

Allowance for loan losses as a percentage of non-performing loans (Note 1)	71%	40%	55%	67%	266%

Note	1: Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

Management considers a loan to be impaired when it is probable that we will not be repaid as agreed pursuant to the contractual terms of the loan agreement. Once the loan has been identified as impaired, a written analysis is performed to determine if there is a potential for a loss. If it is probable that a loss may occur, a specific allowance, or a partial charge down, for that particular loan is then recognized. The loan is then placed on non-accrual status and included in non-performing loans. If the analysis indicates that a loss is not probable, then no specific allowance, or partial charge down, is recognized. If the loan is still accruing, it is not included in non-performing loans.

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

Interest income recognized on impaired loans was approximately $1,517, $2,330 and $1,731 for the years ended December 31, 2011, 2010 and 2009, respectively. The average recorded investment in impaired loans during 2011, 2010 and 2009 were $74,502, $82,695 and $42,962, respectively.

In this current distressed real estate market that the Nation in general and Florida in particular have been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions. In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually reduce the monthly payment for generally about twelve to eighteen months. We have approximately $12,361 of troubled debt restructures (“TDRs”). Of this amount $6,554 are performing pursuant to their modified terms, and $5,807 are not performing and have been placed on non-accrual status and included in our non performing loans (“NPLs”).

Current accounting standards require TDRs to be included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs. The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure (“TDRs”)

	December 31,
	2011	2010	2009	2008	2007
Performing TDRs	$6,554	$10,591	$14,517	$—	$—
Non performing TDRs	5,807	11,731	11,982	—	—

Total TDRs	$12,361	$22,322	$26,499	$—	$—

Impaired loans that are not TDRs	$41,307	$64,655	$52,449	$24,191	$11,803
Impaired loans that are TDRs	12,361	22,322	26,499	—	—

Recorded investment in impaired loans	$53,668	$86,977	$78,948	$24,191	$11,803

Allowance for loan losses related to impaired loans	$3,304	$4,584	$4,612	$1,799	$812

TDRs as of December 31, 2011 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$4,894	$4,270	$9,164
Commercial	692	1,200	1,892
Construction, development, land	208	233	441

Total real estate loans	5,794	5,703	11,497

Commercial	344	—	344
Consumer and other	416	104	520

Total TDRs	$6,554	$5,807	$12,361

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. Generally we do not forgive principal, we generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. A summary of the types of concessions made are presented in the following table.

	Dec 31, 2011	Dec 31, 2010
3 months interest only	$136	$282
6 months interest only	1,386	2,553
9 months interest only	25	382
12 months interest only	3,471	11,073
18 months interest only	189	191
payment reduction for 12 months	2,527	4,947
all other	4,627	2,658

Total TDRs	$12,361	$22,322

It is still early in our experience with these types of activities, but approximately 53% of our TDRs are current pursuant to their modified terms. On the other hand, $5,807, or approximately 47% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. The decrease in TDRs is mainly due to loan sales of both performing and nonperforming loans and partial charge-offs of nonperforming loans. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. Non performing TDRs average approximately 21 months in age from their modification date through December 31, 2011. Performing TDRs average approximately 15 months in age from their modification date through December 31, 2011.

We are continually analyzing our loan portfolio in an effort to recognize and resolve our problem assets as quickly and efficiently as possible. While we believe we use the best information available at the time to make a determination with respect to the allowance for loan losses, we recognize that many factors can adversely impact various segments of our markets, and subsequent adjustments in the allowance may be necessary if future economic indications or other factors differ from the assumptions used in making the initial determination or if regulatory policies change. We continuously focus our attention on promptly identifying and providing for potential problem loans, as they arise. The table below summarizes our accruing loans past due greater than 30 days and less than 90 days for the periods presented, excluding loans covered by FDIC loss share agreements.

	December 31
	2011	2010	2009	2008	2007
past due loans 30-89 days	$16,257	$18,249	$12,237	$19,346	$9,399
as percentage of total loans	1.45%	1.96%	1.28%	2.17%	1.12%

Although the total allowance for loan losses is available to absorb losses from all loans, management allocates the allowance among loan portfolio categories for informational and regulatory reporting purposes. Regulatory examiners may require us to recognize additions to the allowance based upon the regulators’ judgments about the information available to them at the time of their examination, which may differ from our judgments about the allowance for loan losses.

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

	December 31,
	2011		2010		2009
Real estate loans:
Residential	$6,700	24%	$7,704	27%	$5,827	26%
Commercial	8,825	32%	8,587	44%	9,378	46%
Land, development, construction	9,098	33%	6,893	12%	4,882	12%

Total real estate loans	24,623	89%	23,184	83%	20,087	84%

Commercial loans	1,984	7%	2,182	11%	2,023	10%
Consumer and other loans	978	4%	896	6%	1,169	6%
Unallocated	—		5		10

Total	$27,585	100%	$26,267	100%	$23,289	100%

	December 31,
	2008		2007
Real estate loans:
Residential	$2,390	25%	$1,441	25%
Commercial	6,268	49%	5,202	46%
Land, development, construction	2,058	10%	1,636	13%

Total real estate loans	10,716	84%	8,279	84%

Commercial loans	1,726	9%	1,413	9%
Consumer and other loans	892	7%	929	7%
Unallocated	1		207

Total	$13,335	100%	$10,828	100%

Bank Premises and Equipment

Bank premises and equipment was $94,358 at December 31, 2011 compared to $84,982 at December 31, 2010, an increase of $9,376 or 11%. The increase is the result of purchases and construction costs totaling approximately $14,072, less $489 of disposition of fixed assets and less $4,207 of depreciation expense.

At December 31, 2011, we operated from 58 banking locations in seventeen central Florida Counties. We acquired four branches in Putnam County in January 2011 and five branches in Volusia, Orange and Seminole counties in November 2011. We currently lease 14 of the 58 banking locations and own 44. In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes. We also lease office space in Birmingham, Alabama and in Atlanta, Georgia. Both are used by our correspondent banking division.

During 2011, we purchased and/or incurred construction costs for a total of fifteen buildings costing approximately $7,752 including land. We also capitalized software development cost of approximately $681 related to our correspondent banking division, and purchased software for approximately $1,485. Our leasehold improvement and land improvement expenses were approximately $258. We also purchased computer equipment, furniture and equipment of approximately $3,896 excluding software purchases.

Deposits

Total deposits increased $234,195, or 13.9%, to $1,919,789 as of December 31, 2011, compared to $1,685,594 at December 31, 2010. Average deposit balances for the year 2011 compared to 2010 increased by 18.7%. The growth in deposits was due to our 2011 acquisitions from TD Bank, N.A. and Hartford, checking accounts from our correspondent bank customers and internally generated growth. We believe the value of our franchise is our core deposit customers and as such this is where we focus our marketing efforts. We initiated and/or continued various incentive programs as well as other marketing efforts focusing on core deposit (defined as non time deposit accounts) growth. From December 31, 2010 to December 31, 2011, our core deposits increased by $285,090, or 27.7%. Average core deposit balances for the year 2011 compared to 2010 increased by 32.6%. The tables below summarize selected deposit information for the periods indicated.

	December 31,
	2011		2010		2009
Non time deposits	$1,312,871	68.4%	$1,027,781	61.0%	$734,728	56.3%
Time deposits	606,918	31.6%	657,813	39.0%	570,308	43.7%

Total deposits	$1,919,789	100%	$1,685,594	100%	$1,305,036	100%

Average deposit balance by type and average interest rates

	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non interest bearing demand deposits	$393,056	—%	$302,867	—%	$206,733	—%
NOW accounts	313,178	0.21%	217,083	0.40%	167,269	0.51%
Money market accounts	263,089	0.34%	190,778	0.78%	152,005	1.29%
Savings accounts	208,254	0.27%	177,632	0.66%	119,768	1.00%
Time deposits	623,421	1.50%	628,942	1.94%	608,394	2.71%

Total	$1,800,998	0.64%	$1,517,302	1.04%	$1,254,169	1.63%

Maturity of time deposits of $100,000 or more

	December 31,
	2011	2010	2009
Three months or less	$121,960	$86,748	$56,011
Three through six months	38,513	71,282	55,149
Six through twelve months	67,263	74,841	93,880
Over twelve months	115,656	158,198	107,190

Total	$343,392	$391,069	$312,230

Repurchase Agreements

We enter into borrowing arrangements with retail business customers by agreements to repurchase (“repurchase agreements”) under which we pledge investment securities owned and under our control as collateral against the one-day borrowing arrangement. These arrangements are not transactions with investment bankers or brokerage firms, but rather, with several of our larger commercial customers who periodically have excess cash balances and do not want to keep those balances in non-interest bearing checking accounts. Because our banks are not permitted to pay interest on commercial checking accounts, we offer an arrangement through a repurchase agreement whereby balances are transferred from their checking account into a repurchase agreement arrangement which we will pay a daily adjustable interest rate of the federal fund rate minus an amount that traditional ranged between 0.35% and 0.75%, but currently is a much smaller due to the low interest rate environment during 2010.

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2011, 2010 and 2009, was approximately $15,949, $21,254 and $24,276, respectively. Interest expense for the same periods was approximately $84, $89 and $100, respectively, resulting in an average rate paid of 0.53%, 0.42% and 0.41% for the years ended December 31, 2011, 2010, and 2009, respectively. The following table summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2011	$18,652	$15,949	0.53%	$14,652	0.47%
2010	$25,367	$21,254	0.42%	$13,789	0.50%
2009	$29,562	$24,276	0.41%	$29,562	0.40%

(1)	Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank advances or Federal Funds Purchased. Included in Federal Funds Purchased are overnight deposits from correspondent banks. We began accepting correspondent bank deposits (classified as Federal Funds Purchased) during September 2008 pursuant to the initiation of our new correspondent banking division. At December 31, 2011 we had $54,624 overnight Federal Funds Purchased correspondent bank deposits. During the year, these deposits had a daily average balance of approximately $70,940. These accounts are included with other Federal Funds Purchased and Federal Home Loan Bank advances in the table below, which summarizes our other borrowings for the periods presented. For additional information refer to Notes 12 and 13 in our Notes to Consolidated Financial Statements.

Schedule of short-term borrowing (1)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2011	$98,211	$75,952	0.23%	$54,624	0.05%
2010	$157,037	$121,228	0.42%	$83,495	0.52%
2009	$343,370	$261,839	0.46%	$165,939	0.36%

(1)	Consist of Federal Home Loan Bank advances and Federal Funds Purchased

Corporate debenture

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of

$10,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change quarterly. The rate in effect during the quarter ended December 31, 2011 was 3.63%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2011 was 3.23%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2003, Federal Trust Corporation (“FTC”) formed Federal Trust Statutory I (“FTC Trust”) for the purpose of issuing trust preferred securities. On September 17, 2003, FTC issued a floating rate corporate debenture in the amount of $5,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 295 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2011 was 3.50%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the FTC Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required. On November 1, 2011, the Company acquired certain assets and assumed certain liabilities of FTC pursuant to the merger agreement, including FTC’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2011, approximately 51% of total gross loans were adjustable rate. Approximately 80% of our investment securities ($470,994 fair value) are invested in U.S. Government Agency mortgage backed securities. Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month. The duration (average life of expected cash flows) of our securities at December 31, 2011 was approximately 3.9 years. Deposit liabilities, at that date, consisted of approximately $344,303 (18%) in NOW accounts, $545,440 (28%) in money market accounts and savings, $606,918 (32%) in time deposits and $423,128 (22%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on our judgment of the most appropriate factors, there is no assurance that, if we had to dispose of such instruments at December 31, 2011, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2011, should not necessarily be considered to apply at subsequent dates.

RATE SENSITIVITY ANALYSIS

December 31, 2011

	0 - 1Yr	1 - 2Yrs	2 - 3Yrs	3 - 4Yrs	4 - 5Yrs	5Yrs +	Total
Interest earning assets
Fixed rate loans (1)	$103,458	$112,328	$89,559	$71,577	$75,573	$171,977	$624,472
Variable rate loans (1)	500,091	49,212	34,407	38,061	21,870	16,292	659,933
Investment securities (2)	14,208	1,040	342	11,347	4,344	550,723	582,004
Federal funds sold and other (3)	133,202	—	—	—	—	—	133,202
Other earning assets (4)	10,804	—	—	—	—	—	10,804

Total interest earning assets	$761,763	$162,580	$124,308	$120,985	$101,787	$738,992	$2,010,415

Interest bearing liabilities
NOW accounts	$344,303	$—	$—	$—	$—	$—	$344,303
Money market accounts	340,053	—	—	—	—	—	340,053
Savings accounts	205,387	—	—	—	—	—	205,387
Time deposits	399,686	65,179	56,503	71,705	12,746	1,099	606,918
Repurchase agreements (5)	14,652	—	—	—	—	—	14,652
Federal funds purchased	54,624	—	—	—	—	—	54,624
FHLB advances	0	—	—	—	—	—	—
Corporate debentures	17,500	—	—	—	—	—	17,500

Total interest bearing liabilities	$1,376,205	$65,179	$56,503	$71,705	$12,746	$1,099	$1,583,437

Interest sensitivity gap	(614,442)	97,401	67,805	49,280	89,041	737,893
Cumulative gap	(614,442)	(517,041)	(449,236)	(399,956)	(310,915)	426,978
Cumulative gap RSA/RSL (6)	0.55	0.64	0.70	0.75	0.80	1.27

(1)	Loans are shown at gross values and do not include $639 of net deferred origination fees and costs. Estimated fair value of fixed loans and variable rate loans combined at December 31, 2011 is approximately $1,257,684.
(2)	Securities are shown at amortized cost. Includes $464,237 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate. Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis. Estimated fair value of securities at December 31, 2011 is approximately $591,164.
(3)	Includes Federal Funds sold and interest bearing deposits at the Federal Reserve Bank.
(4)	Includes Federal Home Loan Bank stock and Federal Reserve Bank Stock.
(5)	Time deposits are shown at carrying value. Estimated fair value at December 31, 2011 is approximately $617,526.
(6)	Includes securities sold under agreements to repurchase. These are short-term borrowings, generally overnight, from our retail business customers.
(7)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time. It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections. However, in addition to static gap analysis, our banks also use simulation models to estimate the sensitivity of their net interest income to changes in interest rates. Simulation is a better technique than gap analysis because variables are changed for the various rate conditions. Each category’s interest change is calculated as rates ramp up and down. In addition, the repayment speeds and repricing speeds are changed. Rate Shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span in 100bps increments up and down from the current interest rates. In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and a margin risk profile is developed. The results of these calculations, as of December 31, 2011 looking four quarters into the future, for our combined banks, are summarized in the table below.

change in interest rates	-300 bps	-200 bps	-100 bps	0 bps	+100 bps	+200 bps	+300 bps
resulting effect on net interest income (a)	-14.19%	-10.67%	-6.09%	current	+2.04%	+2.27%	+1.46%

(a)	The percentage change in each of these boxes represents a percentage change from the net interest income (dollars) that the models projected for the next four quarters. To put this in perspective, as an example, our net interest income for 2011 was $70,036. Assuming a 100bps decrease in rates, our model is suggesting that our net interest income would decrease by 6.09%, or approximately $4,265. Likewise, assuming a 100bps increase in rates, our model is suggesting that our net interest income would increase by 2.04%, or approximately $1,429. It is important to reiterate again, that these models are built on a multitude of assumptions and predictions. This is not an exact science. The benefit that we see is measuring our overall interest rate risk profile. Although we are by no means suggesting the exactness of the numbers above, what we see as a take away is that in general, it appears that if market interest rates increase, it would suggest a benefit to our net interest income. If market interest rates decrease, it would suggest a negative effect on our net interest income. We believe that our interest rate risk is manageable and under control as of December 31, 2011.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis. That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates. Another way of analyzing our interest rate risk profile is looking at history. The table below measures the correlation between our NIM and market interest rates over an eleven year period starting at the beginning of 2000 and ending on December 31, 2011. We used the Prime lending rate as a surrogate for market interest rates. This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time, as well as other significant environmental changes that may occur, such as the recent banking crisis. However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive. That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased. In the following table, the Prime rate is measured by the vertical bars, and their scale is on the left hand side of the graph. Each bar represents a month. Our NIM is represented by the line graph and its scale is on the right hand side of the graph. The line graph is connecting a series of dots, which represents our NIM for a given quarter.

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

	December 31, 2011
(in thousands of dollars)	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five Years
Contractual commitments:
Deposit maturities	$1,919,789	$1,712,557	$121,682	$84,451	$1,099
Securities sold under agreements to repurchase	14,652	14,652	—	—	—
Corporate debenture	16,945	—	—	—	16,945
Other borrowed funds	54,624	54,624	—	—	—
Deferred compensation	17,486	2,939	838	882	12,827
Operating lease obligations	7,603	1,526	3,039	3,038	—

Total	$2,031,099	$1,786,298	$125,559	$88,371	$30,871

Primary Sources and Uses of Funds

Our primary sources of funds during the year ended December 31, 2011 included $176,898 from the sale of securities, $93,051 from security calls and maturities, $107,532 from mortgage backed security pay downs, $77,577 net cash received from other bank and branch acquisitions, $54,751 net decrease in loans, proceeds of $14,095 from our loan sales in the wholesale debt market, proceeds of $18,766 from the sale of OREO, $9,763 provided by operations, net decrease in cash and cash equivalents of $26,420, increase in repurchase agreements of $863, sales of furniture, fixtures and equipment of $506, and $96 from exercise of stock options.

Our primary uses of funds during 2011 included $463,492 purchases of securities, $9,341 purchases and construction cost of bank premises and purchases of furniture, fixtures and equipment, $77,413 net decrease in deposits, repayment of federal funds purchased and other borrowings of $28,871 and dividend payments of $1,201.

Capital Resources

Total stockholders’ equity at December 31, 2011 was $262,633, or 11.5% of total assets compared to $252,249, or 12.2% of total assets at December 31, 2010. The 10,384 increase was the result of the following items: net income ($7,909), plus exercise of stock options ($96), plus stock based compensation expense ($783), plus net change in unrealized gains in securities available for sale ($2,797), less dividends paid on common shares outstanding ($1,201).

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

Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 capital to average assets of 4% (“leverage ratio”). In addition, our lead subsidiary bank, CenterState Bank of Florida, N.A. has committed to the OCC, it’s primary regulators, that it will maintain an 8% leverage ratio (Tier 1 capital divided by average assets). Adherence to these guidelines has not had an adverse impact on our Company.

Selected consolidated capital ratios at December 31, 2011, and 2010 were as follows:

Capital Ratios

(Dollars are in thousands)

	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2011:
Total capital: (to risk weighted assets):	$247,567	19.1%	$129,927	10.0%	$117,640
Tier 1 capital: (to risk weighted assets):	$231,182	17.8%	$77,956	6.0%	$153,226
Tier 1 capital: (to average assets):	$231,182	10.5%	$110,143	5.0%	$121,039

As of December 31, 2010:
Total capital: (to risk weighted assets):	$227,907	19.3%	$118,230	10.0%	$109,677
Tier 1 capital: (to risk weighted assets):	$212,986	18.0%	$70,938	6.0%	$142,048
Tier 1 capital: (to average assets):	$212,986	10.3%	$103,053	5.0%	$109,933

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

Off-Balance Sheet Arrangements

We generally do not have any off-balance sheet arrangements, other than approved and unfunded loans and letters and lines of credit to our customers in the ordinary course of business.

Accounting Pronouncements

Refer to Note 1(ah) in our Notes to Consolidated Financial Statements for a discussion on the effects of new accounting pronouncements.

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

The financial statements of our Company as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are set forth in this Form 10-K beginning at page 79.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

(c)	Management’s report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations, also referred to as the Treadway Commission. Based upon our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein. As permitted, the Company has excluded the current year acquisition of Federal Trust Corporation (represents approximately 11% of total assets at December 31, 2011) from the scope of management’s report on internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents. The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One—Election of Directors,” and in the sections captioned “Nominating Committee,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2012, to be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

The following sets forth information on Company directors whose term of office will end at the Annual Meeting of Shareholders to be held on April 26, 2012:

Bryan W. Judge, (Age 84); Year first elected a Director: 1999; Mr. Judge is a WWII veteran and graduate of the University of Florida. He has forty years experience in diary farming, agricultural management, real estate, investor and retail sales development. Mr. Judge was a founding director of CenterState and served as a director for over ten years. He also has twenty years experience as a director of CenterState Bank Central, N.A., one of the initial three banks which were merged together to form the Company. Mr. Judge’s perspective of business in general and the real estate market in particular over the last half of the past century has been a valuable contribution to the Board in determining strategic direction.

Samuel L. Lupfer, IV, (Age 56); Year first elected a Director: 1999; Mr. Lupfer has 35 years of experience as a sales and marketing executive. A 1976 graduate of the University of Central Florida, Mr. Lupfer was President and majority owner of Lupfer-Frakes Insurance (1991 to 2003) and Divisional President of Bouchard Insurance (2003 to 2008). He has executed eight insurance agency acquisitions, five as a buyer and three as a seller. Mr. Lupfer retired from Bouchard Insurance on April 1, 2011. Mr. Lupfer was a founding director of CenterState and also a founding director of CenterState Bank Central Florida, N.A., one of the initial three banks which were merged together to form the Company. In addition to his experience as a bank director and business executive, Mr. Lupfer has contributed his skill, experience and knowledge in risk management, strategic planning and mergers and acquisitions.

Rulon D. Munns, (Age 62); Year first elected a Director: 2006; Mr. Munns is an attorney and shareholder of the law firm, Bogin, Munns & Munns. He is also the owner of various small businesses and real estate investment companies. Mr. Munns has been a director of the Company since 2006. He was also a director of CenterState Bank MidFlorida, N.A., which was acquired by the CenterState in 2006. In addition, Mr. Munns was also a director of CenterState Bank, N.A., one of the initial three banks which were merged together to form the Company. As an attorney, he has contributed his experience and skill as a board resource primarily as it related to real estate law, as well as a businessman and entrepreneur.

Item 11.	Executive Compensation

The information contained in the sections captioned “Information About the Board of Directors and Its Committees” under “Proposal One—Election of Directors,” and the sections captioned “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Proxy Statement, is incorporated herein by reference.

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

The information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of CenterState Banks, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-95087 (the “Registration Statement”))

3.2	-	Bylaws of CenterState Banks, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.3	-	Amendments to Articles of Incorporation of CenterState Banks, Inc. (Incorporated by reference to the Company’s Form 8-K dated April 25, 2006).

3.4	-	Amendment to bylaws of CenterState Banks, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K dated March 7, 2008.)

3.5	-	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 24, 2008.)

3.6	-	Articles of Amendment to the Articles of Incorporation authorizing a change of the Corporation’s name from CenterState Banks Florida, Inc. to CenterState Banks, Inc. effective June 17, 2009. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K dated March 4, 2010)

3.7	-	Articles of Amendment to the Articles of Incorporation increasing the number of authorized common shares from 40,000,000 to 100,000,000 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009.)

4.1	-	Specimen Stock Certificate of CenterState Banks, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	CenterState Banks, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.2	-	CenterState Banks, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 25, 2004)*

10.3	-	Form of CenterState Banks, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*

10.4	-	CenterState Banks, Inc. 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*

10.5	-	Executive Deferred Compensation Agreement between the Company and Ernest S. Pinner, its Chairman of the Board, Chief Executive Officer and President (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008.)*

10.6	-	Supplemental Executive Retirement Agreements (“SERP”) between the Company and John C. Corbett and James J. Antal (Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K dated July 14, 2010.)*

10.7	-	Employment Agreements between the Company and John C. Corbett and James J. Antal (Incorporated by reference to Exhibits 10.4 and 10.5 to the Company’s Form 8-K dated July 14, 2010.)*

10.8	-	Supplemental Executive Retirement Agreement (“SERP”) between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K dated March 16, 2011.)*

10.9	-	Employment Agreement between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s lead subsidiary bank, CenterState Bank of Florida, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 16, 2011.)*

10.10	-	Employment Agreement between the Company and Ernest S. Pinner, its President, Chief Executive Officer and Chairman of the Board of Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 14, 2011.)*

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks, Inc.

23.1	-	Consent of Crowe Horwath LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes–Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks, Inc.

Davenport, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years ending December 31, 2011, 2010 and 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A.(c) of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the current year acquisition of Federal Trust Corporation from the scope of management’s report on internal control over financial reporting. As such, this acquired institution has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years ending December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida

March 13, 2012

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands of dollars, except per share data)

	2011	2010
Assets
Cash and due from banks	$17,893	$23,251
Federal funds sold and Federal Reserve Bank deposits	133,202	154,264

Cash and cash equivalents	151,095	177,515

Trading securities, at fair value	—	2,225
Investment securities available for sale, at fair value	591,164	500,927
Loans held for sale, at lower of cost or fair value	3,741	673

Loans covered by FDIC loss share agreements	164,051	198,285
Loans, excluding those covered by FDIC loss share agreements	1,119,715	930,670
Less allowance for loan losses	(27,944)	(26,267)

Net loans	1,255,822	1,102,688

Accrued interest receivable	6,929	6,570
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,804	10,122
Bank premises and equipment, net	94,358	84,982
Deferred income taxes, net	3,451	8,439
Goodwill	38,035	38,035
Core deposit intangible	5,203	3,921
Bank owned life insurance	36,520	27,440
Other repossessed real estate owned covered by FDIC loss share agreements	9,469	11,104
Other repossessed real estate owned	8,712	12,239
FDIC indemnification asset	50,642	59,456
Prepaid expenses and other assets	18,514	16,588

Total assets	$2,284,459	$2,062,924

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$1,496,661	$1,362,370
Noninterest bearing	423,128	323,224

Total deposits	1,919,789	1,685,594
Securities sold under agreement to repurchase	14,652	13,789
Federal funds purchased	54,624	68,495
Federal Home Loan Bank advances	—	15,000
Corporate debentures	16,945	12,500
Accrued interest payable	778	1,148
Settlement payments due FDIC	2,599	6,258
Accounts payable and accrued expenses	12,439	7,891

Total liabilities	2,021,826	1,810,675

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; 30,055,499 and 30,004,761 shares issued and outstanding at December 31, 2011 and 2010, respectively	301	300
Additional paid-in capital	228,342	227,464
Retained earnings	28,277	21,569
Accumulated other comprehensive income	5,713	2,916

Total stockholders’ equity	262,633	252,249

Total liabilities and stockholders’ equity	$2,284,459	$2,062,924

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except per share data)

	2011	2010	2009
Interest income:
Loans	$65,893	$55,697	$53,428
Investment securities available for sale:
Taxable	14,296	16,833	18,436
Tax-exempt	1,422	1,424	1,472
Federal funds sold and other	632	626	608

	82,243	74,580	73,944

Interest expense:
Deposits	11,499	15,722	20,521
Securities sold under agreement to repurchase	84	89	100
Corporate debentures	448	421	473
Federal funds purchased	49	107	553
Federal Home Loan Bank advances	127	403	643

	12,207	16,742	22,290

Net interest income	70,036	57,838	51,654
Provision for loan losses	45,991	29,624	23,896

Net interest income after provision for loan losses	24,045	28,214	27,758

Non interest income:
Service charges on deposit accounts	6,316	6,873	5,450
Income from correspondent banking and bond sales division	24,889	32,696	17,916
Commissions from sale of mutual funds and annuities	1,801	1,118	532
Debit card and ATM fees	2,852	1,890	1,341
Loan related fees	747	534	452
BOLI income	967	774	550
Trading securities revenue	485	622	427
Net gain on sale of securities	3,464	7,034	2,516
Bargain purchase gain	57,020	1,377	—
FDIC indemnification income	1,132	—	—
FDIC indemnification asset accretion/(amortization)	(503)	597	—
Other service charges and fees	2,802	1,418	868

	101,972	54,933	30,052
Non interest expense:
Salaries, wages and employee benefits	58,245	55,033	36,670
Occupancy expense	8,271	6,652	5,375
Depreciation of premises and equipment	4,207	3,350	2,882
Marketing expenses	2,791	2,498	1,910
Data processing expense	4,680	2,789	2,417
Legal, audit and other professional fees	2,729	3,764	2,354
Supplies, stationary and printing	1,285	1,091	848
Core deposit intangible (CDI) amortization	804	519	792
Core deposit intangible impairment	—	—	1,200
Bank regulatory expenses	2,621	2,989	3,114
ATM and debit card related expenses	1,631	1,298	1,060
Postage and delivery	930	735	425
Loss on sale of repossessed real estate (“OREO”)	545	756	772
Valuation write down of repossessed real estate (“OREO”)	6,751	2,951	2,188
Loss on repossessed assets other than real estate	377	458	544
Foreclosure related expenses	5,023	2,113	1,049
Merger and acquisition related expenses	7,696	769	—
Other expenses	6,103	5,560	5,114

Total other expenses	114,689	93,325	68,714

Income (loss) before provision for income taxes	11,328	(10,178)	(10,904)
Provision (benefit) for income taxes	3,419	(4,240)	(4,687)

Net income (loss)	$7,909	$(5,938)	$(6,217)

Earnings (loss) per share:
Basic	$0.26	$(0.22)	$(0.47)

Diluted	$0.26	$(0.22)	$(0.47)

Common shares used in the calculation of earnings (loss) per share:
Basic	30,034,573	27,608,211	17,905,042

Diluted	30,039,187	27,608,211	17,905,042

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2011, 2010, and 2009

(in thousands of dollars, except per share data)

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2009	27875	$26,787	12,474,315	$125	$112,329	$38,269	$1,655	$179,165
Comprehensive income:
Net loss						(6,217)		(6,217)
Unrealized holding gain on available for sale securities, net of deferred income taxes of $3,397							5,410	5,410

Total comprehensive loss								(807)
Dividends paid—common ($0.07 per share)						(1,139)		(1,139)
Dividends paid—preferred (5%)						(1,196)		(1,196)
Stock options exercised, including tax benefit			26,974		187			187
Stock based compensation expense					405			405
Stock grants issued			940		9			9
Proceeds from public stock offering, net of $5,382 in underwriting fees and transaction costs			13,271,000	133	80,746			80,879
Preferred stock amortization of discount		1,094				(1,094)		—
Redemption of perpetual preferred stock previously issued pursuant to TARP	(27,875)	(27,875)						(27,875)
Purchased warrants previously issued pursuant to TARP					(212)			(212)
Adjustment to preferred stock and warrants		(6)						(6)

Balances at December 31, 2009	—	$0	25,773,229	$258	$193,464	$28,623	$7,065	$229,410
Comprehensive income:
Net loss						(5,938)		(5,938)
Unrealized holding loss on available for sale securities, net of deferred income taxes of $1,759							(4,149)	(4,149)

Total comprehensive loss								(10,087)
Dividends paid—common ($0.04 per share)						(1,116)		(1,116)
Stock options exercised, including tax benefit			90,592	1	734			735
Stock based compensation expense					425			425
Stock grants issued			940		10			10
Proceeds from public stock offering, net of $2,318 in underwriting fees and transaction costs			4,140,000	41	32,831			32,872

Balances at December 31, 2010	—	$—	30,004,761	$300	$227,464	$21,569	$2,916	$252,249
Comprehensive income:
Net Income						7,909		7,909
Unrealized holding loss on available for sale securities, net of deferred income taxes of $1,688							2,797	2,797

Total comprehensive income								10,706
Dividends paid—common ($0.04 per share)						(1,201)		(1,201)
Stock options exercised, including tax benefit			14,903	1	95			96
Stock based compensation expense					398			398
Stock grants issued			35,835		385			385

Balances at December 31, 2011	—	$—	30,055,499	$301	$228,342	$28,277	$5,713	$262,633

			2011	2010	2009
Disclosure of reclassification amounts:
Unrealized holding gain arising during the year, net of income taxes			$4,958	$238	$6,979
Less: reclassified adjustments for gain included in net income, net of income taxes, at December 31, 2011, 2010 and 2009 of $1,303, $2,647 and $947, respectively			2,161	4,387	1,569

Net unrealized gain (loss) on securities, net of income taxes			$2,797	$(4,149)	$5,410

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(in thousands of dollars)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,909	$(5,938)	$(6,217)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,991	29,624	23,896
Depreciation of premises and equipment	4,207	3,350	2,882
Amortization of purchase accounting adjustments	(12,849)	(4,788)	(800)
Impairment of core deposit intangible	—	—	1,200
Net amortization of investment securities	7,284	6,235	5,017
Net deferred loan origination fees	(90)	(11)	25
Loss on sale of other real estate owned	545	756	772
Valuation write down on other real estate owned	6,751	2,951	2,188
Loss on sale of repossessed assets other than real estate	234	270	227
Valuation write down on repossessed assets other than real estate	143	188	317
(Gain) loss on sale or disposal of fixed assets	(17)	25	(79)
Deferred income taxes	3,300	(2,266)	(5,386)
Net realized gain on sale or call of available for sale securities	(3,464)	(7,034)	(2,516)
Trading securities revenue	(485)	(622)	(427)
Purchases of trading securities	(249,430)	(304,750)	(32,714)
Proceeds from sale of trading securities	252,140	303,147	33,141
Gain on sale of loans held for sale	(143)	(95)	—
Loans originated and held for sale	(12,309)	(7,858)	—
Proceeds from sale of loans held for sale	9,384	7,280	—
Stock based compensation expense	705	699	414
Bank owned life insurance income	(967)	(774)	(550)
Bargain purchase gain from bank acquisitions	(57,020)	(1,377)	—
Cash provided by (used in) changes in:
Net change in accrued interest receivable, prepaid expenses, and other assets	10,749	11,250	(7,519)
Net change in interest payable, accounts payable and accrued expenses	(2,805)	(8,541)	2,069

Net cash from operating activities	9,763	21,721	15,940

Cash flows from investing activities:
Purchases of investment securities available for sale	(93,618)	(336,692)	(25,792)
Purchases of mortgage backed securities available for sale	(369,874)	(272,152)	(530,920)
Purchases of FHLB and FRB stock	—	(866)	(2,724)
Proceeds from callable investment securities available for sale	91,970	198,865	11,039
Proceeds from maturities of investment securities available for sale	1,081	14,827	5,993
Proceeds from pay-downs of mortgage backed securities available for sale	107,532	127,599	143,570
Proceeds from sales of investment securities available for sale	30,765	34,817	43,333
Proceeds from sales of mortgage backed securities available for sale	142,572	200,456	159,524
Proceeds from sales of FHLB and FRB stock	3,561	272	143
Purchase of bank owned life insurance	—	(11,000)	(5,000)
Decrease (increase) in loans, net of repayments	50,595	3,324	(93,977)
Proceeds from the sale of loans in wholesale market	18,251	8,579	—
Purchases of premises and equipment, net	(9,341)	(24,121)	(3,917)
Proceeds from the sale of premises and equipment, net	506	—	92
Proceeds from sale of other real estate owned	18,766	7,370	4,419
Net cash from bank acquisitions	77,577	55,368	155,640

Net cash from investing activities	70,343	6,646	(138,577)

Cash flows from financing activities:
Net (decrease) increase in deposits	(77,413)	37,208	132,536
Net increase (decrease) in securities sold under agreement to repurchase	863	(15,773)	3,105
Net (decrease) increase in federal funds purchased	(13,871)	(76,444)	55,963
Net decrease in other borrowed funds	(15,000)	(20,741)	(4,750)
Redemption of perpetual preferred stock	—	—	(27,875)
Repurchase of TARP warrant	—	—	(212)
Adjustment to net proceeds from preferred stock and warrant issue	—	—	(6)
Net proceeds from public stock offering	—	32,872	80,879
Stock options exercised, including tax benefit	96	735	187
Dividends paid	(1,201)	(1,116)	(2,335)

Net cash from financing activities	(106,526)	(43,259)	237,492

Net increase in cash and cash equivalents	(26,420)	(14,892)	114,855
Cash and cash equivalents, at beginning of year	177,515	192,407	77,552

Cash and cash equivalents, at end of year	$151,095	$177,515	$192,407

Transfer of loans to other real estate owned	$20,900	$15,427	$13,081

Cash paid during the year for:
Interest	$14,090	$17,853	$23,932

Income taxes	$235	$422	$892

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

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

The Company, through its subsidiary banks, operates through 58 full service banking locations in seventeen counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans. Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Significant items subject to estimates and assumptions include allowance for loan losses, FDIC Indemnification asset, fair values of financial instruments, useful life of intangibles and valuation of goodwill, fair value estimates of stock-based compensation, fair value estimates of OREO, and deferred tax assets. Actual results could differ from these estimates.

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

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

(i)	Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balance net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. The recorded investment in a loan excludes accrued interest receivable, deferred fees, and deferred costs because they are not considered material.

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

The Company, considering current information and events regarding the borrower’s ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. Interest income on impaired loans is recognized in accordance with the Company’s non-accrual policy. Impaired loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Impairment losses are included in the allowance for loan losses. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

(j)	Purchased credit-impaired loans

As a part of business acquisitions, the Company acquires loans, some of which have shown evidence of credit deterioration since origination. These purchased credit-impaired (“PCI”) loans were determined to be credit impaired based on specific risk characteristics of the loan, including product type, domicile of the borrower, past due status, owner occupancy status, geographic location of the collateral, and loan to value ratios. Purchasers are permitted to aggregate credit impaired loans acquired in the same fiscal

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. For the loan portfolios acquired through failed bank acquisitions, the Company aggregated the commercial, consumer, and residential loans into ten pools of loans with common risk characteristics for each FDIC failed institution acquired. These acquired loans were recorded at the acquisition date fair value, and after acquisition, losses are recognized through the allowance for loan losses. The Company estimates the amount and timing of expected cash flows for each acquired loan pool and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan pools.

On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio.

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

December 31, 2011, 2010 and 2009

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

Commercial, commercial real estate, land, acquisition and development, and construction loans over $500 (over $250 in the case of Valrico State Bank) are individually evaluated for impairment. During the fourth quarter of 2010 CenterState Bank of Florida, N.A. changed its policy relating to the size of commercial, commercial real estate, land, acquisition and development, and construction loans to be individually evaluated for impairment from over $250 to over $500. The reason for the change was due to growth in the size of CenterState Bank of Florida, N.A. as compared to its size when the initial $250 policy guideline was originally initiated.

During the third quarter of 2011, the Company changed from one quarter lag to current quarter when calculating historical loss rates, because it is more reflective of the most recent allowance for loan loss activities.

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

The Company has segregated and evaluates its loan portfolio through five portfolio segments. The five segments are residential real estate, commercial real estate, land/ land development/construction, commercial and consumer/other.

Residential real estate loans are a mixture of fixed rate and adjustable rate residential mortgage loans, including first mortgages, second mortgages or home equity lines of credit. As a policy, the Company

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

holds adjustable rate loans and sells a portion of its fixed rate loan originations into the secondary market. Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments. Residential real estate loans are secured by real property.

Commercial real estate loans include loans secured by office buildings, warehouses, retail stores and other property located in or near our markets. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

Land/land development/construction loans include residential and commercial real estate loans and include a mixture of owner occupied and non-owner occupied. The majority of the loans in this category are land related, either undeveloped land, land held for development, residential building lots and commercial building lots. Generally the terms are three to five years, with a potential for renewal at maturity.

Commercial loans consist of small-to medium-sized businesses including professional associations, medical services, retail trade, transportation, wholesale trade, manufacturing and tourism. Commercial loans are derived from our market areas and underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows. As a general practice, we obtain collateral such as inventory, accounts receivable, equipment or other assets although such loans may be uncollateralized but guaranteed.

Consumer and other loans include automobiles, boats, mobile homes without land, or uncollateralized but personally guaranteed loans. These loans are originated based primarily on credit scores, debt-to-income ratios and loan-to-value ratios.

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

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over a 39 year period, and furniture, fixtures and equipment are depreciated over their related useful life (3 to 15 years). Leasehold improvements are depreciated over the shorter of their useful lives or the term of the lease. Major renewals and betterments of property are capitalized; maintenance, repairs, and minor renewals and betterments are expensed in the period incurred. Upon retirement or other disposition of the asset, the asset cost and related accumulated depreciation are removed from the accounts, and gains or losses are included in income.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

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

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010. The estimate represents the discounted value of the FDIC’s reimbursed portion of the estimated losses the

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

Company expects to realize on the loans and other real estate (“Covered Assets”) acquired as a result of the acquisitions. The range of discount rates used on the FDIC Indemnification Asset was 1.21% to 4.53%. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Indemnification Asset. On a quarterly basis the Company will evaluate the FDIC Indemnification Asset to determine if the estimated losses on Covered Assets support the amount recorded as the FDIC Indemnification Asset. Income accretion is recognized during the loss share period. If the expectation of future losses decline, the income accretion is reduced prospectively.

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

December 31, 2011, 2010 and 2009

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

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior years net income or shareholders’ equity.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(ah)	Effect of new pronouncements

In December 2010, the FASB amended existing guidance relating to goodwill impairment testing. This guidance requires that if the carrying amount of a reporting unit is zero or negative, a qualitative assessment be performed to determine if it is more likely than not that goodwill is impaired. Step 2 of the impairment test shall be performed if it is determined that it is more likely than not that goodwill is impaired. The amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. The adoption of this guidance is expected to not have a material effect on the Company’s operating results or financial condition.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(2)	Trading Securities

During the third quarter of 2009, the Company initiated a trading securities portfolio at its lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income. Securities purchased for this portfolio have primarily been municipal securities. A list of the activity in this portfolio for 2011 and 2010 is summarized below.

	2011	2010
Beginning balance	$2,225	$—
Purchases	249,430	304,750
Proceeds from sales	(252,140)	(303,147)
Net realized gain on sales	485	597
Mark to market adjustment	—	25

Ending balance	$—	$2,225

(3)	Investment Securities Available for Sale

All of the mortgage backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and government sponsored enterprises	$78,455	$422	$—	$78,877
Mortgage backed securities	464,237	7,309	552	470,994
Municipal securities	39,312	2,141	160	41,293

Total	$582,004	$9,872	$712	$591,164

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and government sponsored enterprises	$113,183	$732	$499	$113,416
Mortgage backed securities	348,990	6,563	1,295	354,258
Municipal securities	34,079	259	1,085	33,253

Total	$496,252	$7,554	$2,879	$500,927

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

Sales of available for sale securities were as follows:

	2011	2010	2009
Proceeds	$173,337	$235,273	$202,857
Gross gains	$3,595	$7,056	$2,567
Gross losses	$131	$22	$51

The tax provisions related to these net realized gains were $1,303, $2,647 and $947, respectively.

The fair value and amortized cost of available for sale securities at year end 2011 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair Value	Amortized Cost
Investment securities available for sale
Due in one year or less	$—	$—
Due after one year through five years	11,951	11,809
Due after five years through ten years	30,081	29,325
Due after ten years through thirty years	78,138	76,633
Mortgage backed securities	470,994	464,237

	$591,164	$582,004

Securities pledged at December 31, 2011 and 2010 had a carrying amount (estimated fair value) of $147,620 and $157,087, respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed securities	96,004	552	—	—	96,004	552
Municipal securities	4,426	152	597	8	5,023	160

Total temporarily impaired securities	$100,430	$704	$597	$8	$101,027	$712

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and government sponsored enterprises	$14,501	$499	$—	$—	$14,501	$499
Mortgage backed securities	130,937	1,295	—	—	130,937	1,295
Municipal securities	19,135	880	1,246	205	20,381	1,085

Total temporarily impaired securities	$164,573	$2,674	$1,246	$205	$165,819	$2,879

Mortgage-backed securities: At December 31, 2011, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(4)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2011 and 2010 are:

	December 31,
	2011	2010
Loans not covered by FDIC loss share agreements:
Real estate:
Residential	$405,923	$255,571
Commercial	447,459	410,162
Land, development, construction	89,517	109,380

Total real estate	942,899	775,113

Commercial	126,064	100,906
Consumer and other loans	51,391	55,379

	1,120,354	931,398
Less: Deferred loan origination fees, net	639	728

Less: Allowance for loan losses for noncovered loans	27,585	26,267

Net loans not covered by FDIC loss share agreements	1,092,130	904,403

Loans covered by FDIC loss share agreements:
Real estate:
Residential	99,270	110,586
Commercial	54,184	68,286
Land, development, construction	8,231	13,653

Total real estate	161,685	192,525

Commercial	2,366	5,760

	164,051	198,285
Less: Allowance for loan losses for covered loans	359	—

Net loans covered by FDIC loss share agreements	163,692	198,285

Total net loans	$1,255,822	$1,102,688

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

Changes in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Real Estate Loans
	Residential	Commercial	Land, develop., construction	Comm. & Industrial	Consumer & Other	Total
Loans not covered by FDIC loss share agreements:

Twelve months ended December 31, 2011
Beginning of the period	$7,704	$8,587	$6,893	$2,182	$901	$26,267
Charge-offs	(9,306)	(11,179)	(7,717)	(1,971)	(1,091)	(31,264)
Charge-offs—loan sales	(3,019)	(11,153)	(456)	(220)	—	(14,848)
Recoveries	542	665	251	82	258	1,798
Provisions	10,779	21,905	10,127	1,911	910	45,632

Balance at December 31, 2011	$6,700	$8,825	$9,098	$1,984	$978	$27,585

Twelve months ended December 31, 2010
Beginning of the period	$5,840	$9,378	$4,887	$2,023	$1,161	$23,289
Charge-offs	(4,306)	(8,131)	(4,994)	(774)	(523)	(18,728)
Charge-offs—loan sales	—	(8,361)	—	—	—	(8,361)
Recoveries	178	42	167	11	45	443
Provisions	5,992	15,659	6,833	922	218	29,624

Balance at December 31, 2011	$7,704	$8,587	$6,893	$2,182	$901	$26,267

Twelve months ended December 31, 2009
Beginning of the period	$2,455	$6,211	$2,080	$1,740	$849	$13,335
Charge-offs	(3,442)	(3,001)	(6,457)	(830)	(353)	(14,083)
Charge-offs—loan sales	—	—	—	—	—	—
Recoveries	16	6	43	29	47	141
Provisions	6,811	6,162	9,221	1,084	618	23,896

Balance at December 31, 2011	$5,840	$9,378	$4,887	$2,023	$1,161	$23,289

Loans covered by FDIC loss share agreements:

Twelve months ended December 31, 2011
Beginning of the period	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(293)	—	—	(293)
Charge-offs—loan sales	—	—	—	—	—	—
Recoveries	—	—	293	—	—	293
Provisions	82	223	40	14	—	359

Balance at December 31, 2011	$82	$223	$40	$14	$—	$359

Twelve months ended December 31, 2010
Beginning of the period	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—
Charge-offs—loan sales	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provisions	—	—	—	—	—	—

Balance at December 31, 2011	$—	$—	$—	$—	$—	$—

Twelve months ended December 31, 2009
Beginning of the period	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—
Charge-offs—loan sales	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provisions	—	—	—	—	—	—

Balance at December 31, 2011	$—	$—	$—	$—	$—	$—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010. Accrued interest receivable is not included in the recorded investment because it is not material.

	Real Estate Loans
As of December 31, 2011	Residential	Commercial	Land, develop, construction	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$783	$188	$2,292	$1	$40	$3,304
Collectively evaluated for impairment	5,917	8,637	6,806	1,983	912	24,255
Acquired with deteriorated credit quality	82	223	40	14	26	385

Total ending allowance balance	$6,782	$9,048	$9,138	$1,998	$978	$27,944

Loans:
Individually evaluated for impairment	10,647	24,213	11,955	6,333	520	53,668
Collectively evaluated for impairment	395,276	423,246	77,562	119,731	49,479	1,065,294
Acquired with deteriorated credit quality	99,270	54,184	8,231	2,366	1,392	165,443

Total ending loans balance	$505,193	$501,643	$97,748	$128,430	$51,391	$1,284,405

	Real Estate Loans
As of December 31, 2010	Residential	Commercial	Land, develop, constr	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,664	$2,038	$800	$26	$56	$4,584
Collectively evaluated for impairment	6,040	6,549	6,093	2,156	845	21,683
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$7,704	$8,587	$6,893	$2,182	$901	$26,267

Loans:
Individually evaluated for impairment	14,856	49,427	16,298	5,712	684	86,977
Collectively evaluated for impairment	240,715	360,735	93,082	95,194	51,431	841,157
Acquired with deteriorated credit quality	110,586	68,286	13,653	5,760	3,264	201,549

Total ending loans balance	$366,157	$478,448	$123,033	$106,666	$55,379	$1,129,683

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

The following is a summary of information regarding impaired loans at December 31, 2011 and 2010:

Individually impaired loans were as follows:	December 31,
	2011	2010
Impaired loans with no allocated allowance for loan losses	$40,465	$61,498
Impaired loans with allocated allowance for loan losses	13,203	25,479

Total impaired loans	$53,668	$86,977

Amount of the allowance for loan losses allocated to impaired loans	$3,304	$4,584

Performing Trouble Debt Restructurings (TDRs)	$6,554	$10,591

Nonperforming TDRs, included in nonperforming loans	5,807	11,731

Total TDRs (TDRs are required to be included in impaired loans)	$12,361	$22,322
Impaired loans that are not TDRs	41,307	64,655

Total impaired loans	$53,668	$86,977

Troubled Debt Restructurings:

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $12,361 of TDRs. Of this amount $6,554 are performing pursuant to their modified terms, and $5,807 are not performing and have been placed on non-accrual status and included in our non performing loans (“NPLs”). TDRs decreased during 2011 due to loan sales, charge-offs and transfers to OREO.

	December 31,
Troubled debt restructured loans (“TDRs”):	2011	2010
Performing TDRs	$6,554	$10,591
Non performing TDRs	5,807	11,731

Total TDRs	$12,361	$22,322

TDRs as of December 31, 2011 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$4,894	$4,270	$9,164
Commercial	692	1,200	1,892
Land, development, construction	208	233	441

Total real estate loans	5,794	5,703	11,497
Commercial	344	—	344
Consumer and other	416	104	520

Total TDRs	$6,554	$5,807	$12,361

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $1,054 and partial charge offs of $1,790 on the TDR loans described above during the period ending December 31, 2011.

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

December 31, 2011
3 months interest only	$136
6 months interest only	1,386
9 months interest only	25
12 months interest only	3,471
18 months interest only	189
payment reduction for 12 months	2,527
all other	4,627

Total TDRs	$12,361

Approximately 53% of our TDRs are current pursuant to their modified terms, and about $5,807, or approximately 47% of our total TDRs are not performing pursuant to their modified terms. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. It appears that the longer the period from modification date, the higher the probability of not performing pursuant to the modified terms. Non performing TDRs average approximately twenty-one months in age from their modification date through December 31, 2011. Performing TDRs average approximately fifteen months in age from their modification date through December 31, 2011.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ending December 31, 2011.

	Number of Loans	Recorded Investment
Residential	3	$563
Commercial real estate	—	—
Land, development, construction	—	—
Commercial	—	—
Consumer and other	2	56

Total	5	$619

Provision for loan loss expense related to the table above was not material.

The Company has allocated $954 and $2,668 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and 2010 excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements, which are evaluated on a pool basis. The recorded investment is less than the unpaid principal balance primarily due to partial charge-offs of $10,039 and $9,172 as of December 31, 2011 and 2010, respectively.

As of December 31, 2011	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,314	$3,402	$—
Commercial real estate	26,966	23,854	—
Land, development, construction	11,665	6,888	—
Commercial	6,409	6,321	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	7,733	7,245	783
Commercial real estate	404	359	188
Land, development, construction	5,713	5,067	2,292
Commercial	12	12	1
Consumer, other	545	520	40

Total	$63,761	$53,668	$3,304

As of December 31, 2010	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,423	$3,468	$—
Commercial real estate	45,864	41,870	—
Land, development, construction	14,413	10,691	—
Commercial	5,469	5,469	—
Consumer, other	—	—	—

With an allowance recorded:

Residential real estate	11,569	11,387	1,664
Commercial real estate	7,875	7,557	2,038
Land, development, construction	5,609	5,608	800
Commercial	243	243	26
Consumer, other	684	684	56

Total	$96,149	$86,977	$4,584

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

December 30, 2011	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$13,035	$261	$—
Commercial	40,403	855	—
Land, development, construction	14,348	118	—

Total real estate loans	67,786	1,234	—

Commercial loans	6,144	262	—
Consumer and other loans	572	21	—

Total	$74,502	$1,517	$—

December 31,	2010	2009
Average of impaired loans during the period	$82,695	$42,962
Interest income recognized during the period	2,330	1,731
Cash basis interest income recognized	2,234	1,590

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonperforming loans were as follows:	December 31,
	2011	2010
Non accrual loans	$38,858	$62,553
Loans past due over 90 days and still accruing interest	120	3,200

Total non performing loans	$38,978	$65,753

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and, excluding loans acquired from the FDIC with evidence of credit deterioration:

As of December 31, 2011	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$14,810	$—
Commercial real estate	11,637	—
Land, development, construction	10,482	—
Commercial	1,464	—
Consumer, other	465	120

Total	$38,858	$120

As of December 31, 2010	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$17,282	$1,820
Commercial real estate	28,364	869
Land, development, construction	15,546	366
Commercial	615	83
Consumer, other	746	62

Total	$62,553	$3,200

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

	Accruing Loans
As of December 31, 2011	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$405,923	$5,551	$2,228	$—	$7,779	$383,334	$14,810
Commercial Real Estate	447,459	4,479	1,037	—	5,516	430,306	11,637
Land/Dev/Construction	89,517	1,018	216	—	1,234	77,801	10,482
Commercial	126,064	781	119	—	900	123,700	1,464
Consumer	51,391	636	192	120	948	49,978	465

	$1,120,354	$12,465	$3,792	$120	$16,377	$1,065,119	$38,858

	Accruing Loans
As of December 31, 2010	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$255,571	$4,901	$800	$1,820	$7,521	$230,768	$17,282
Commercial Real Estate	410,162	4,093	1,945	869	6,907	374,891	28,364
Land/Dev/Construction	109,380	2,575	619	366	3,560	90,274	15,546
Commercial	100,906	1,293	627	83	2,003	98,288	615
Consumer	55,379	710	236	62	1,008	53,625	746

	$931,398	$13,572	$4,227	$3,200	$20,999	$847,846	$62,553

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

	As of December 31, 2011
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$373,833	$6,723	$25,367	$—
Commercial Real Estate	363,376	52,161	31,922	—
Land/Dev/Construction	61,854	13,070	14,593	—
Commercial	111,782	4,314	9,968	—
Consumer	49,693	689	1,009	—

	$960,538	$76,957	$82,859	$—

	As of December 31, 2010
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$216,164	$8,555	$30,852	$—
Commercial Real Estate	336,869	19,300	53,993	—
Land/Dev/Construction	77,811	8,001	23,568	—
Commercial	88,290	2,806	9,810	—
Consumer	52,850	838	1,691	—

	$771,984	$39,500	$119,914	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC, based on payment activity as of December 31, 2011:

	Residential	Consumer
Performing	$391,113	$49,414
Nonperforming	14,810	585

Total	$405,923	$49,999

Purchased Loans:

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2011 and 2010.

	December 31,
	2011	2010
Contractually required principal and interest	$291,531	$320,220
Non-accretable difference	(51,536)	(79,658)

Cash flows expected to be collected	239,995	240,562
Accretable yield	(74,552)	(39,013)

Carrying value of acquired loans	$165,443	$201,549
Allowance for loan losses	(385)	—

Carrying value less allowance for loan losses	$165,058	$201,549

$385 and $0 of the allowance for loan losses was recognized in the loan loss provision during 2011 and 2010, respectively. There were reversals in the loan loss allowance of $293 for recoveries in 2011 and none for 2010.

The Company adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current year. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during period ending December 31, 2011.

	Balance at December 31, 2010	income accretion	all other adjustments	Balance at December 31, 2011
Contractually required principal and interest	$320,220		$(28,689)	$291,531
Non-accretable difference	(79,658)		28,122	(51,536)

Cash flows expected to be collected	240,562		(567)	239,995
Accretable yield	(39,013)	11,658	(47,197)	(74,552)

Carrying value of acquired loans	$201,549	$11,658	$(47,764)	$165,443

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(5)	FDIC indemnification asset

The activity in the FDIC loss share indemnification asset which resulted from the July 16, 2010 acquisition of Olde Cypress Community Bank and the August 20, 2010 acquisitions of the Community National Bank of Bartow and Independent National Bank in Ocala loss share agreements is as follows:

	2011	2010
Beginning of the year	$59,456	$—
Effect of acquisition		58,309
Discount accretion	(503)	598
Indemnification income—ORE	845	549
Indemnification of foreclosure expense	2,177	—
Proceeds from FDIC	(11,620)	—
Impairment of loan pool	287	—

End of the year	$50,642	$59,456

Impairment of loan pools

Loan pools covered by FDIC loss share agreements were impaired by $359 which was an expense included in our loan loss provision expense. The 80% FDIC reimbursable amount of this expense ($287) was included in the Company’s non interest income and as an increase in the Company’s FDIC indemnification asset.

Indemnification Income

Indemnification Income represents approximately 80% of the cost incurred pursuant to the repossession process and losses incurred on the sale of OREO, or writedown of OREO values to current fair value, and are included in non-interest income. These costs are reimbursable from the FDIC. Losses on the sale of OREO, or writedown of OREO to current fair value are included in non-interest expense.

Discount Accretion

If expected cash flows from loan pools are greater than previously expected, the accretable yield increases and is accreted into interest income over the remaining lives of the related loan pools. The increase in future accretable income may result in less reimbursement from the FDIC (i.e. if the expected losses decrease, then the expected reimbursements from the FDIC decrease). The expected decrease in FDIC reimbursements is amortized over the period of the related increase in accretable yield from the related loan pools.

Indemnification of foreclosure expense

Indemnification of foreclosure expense represents approximately 80% of the foreclosure related expenses incurred and reimbursable from the FDIC. Foreclosure expense is included in non interest expense. The amount of the reimbursable portion of the expense reduces foreclosure expense included in non interest expense.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(6)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure. Activity in the valuation allowance was as follows:

	2011	2010	2009
Beginning of year	$2,650	$1,704	$339
Additions charged to expenses	6,751	2,951	2,188
Sales and/or dispositions	(4,721)	(2,005)	(823)

End of year	$4,680	$2,650	$1,704

Expenses related to foreclosed real estate include:

	2011	2010	2009
Net loss on sales	$545	$756	$772
Provision for unrealized losses	6,751	2,951	2,188
Operating expenses, net of rental income	4,268	2,113	1,049

Total	$11,564	$5,820	$4,009

(7)	Fair value

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to December 31, 2011 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and (2) for those securities which have not traded as of December 31, 2011, the fair value was determined by broker price indications of similar or same securities.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
at December 31, 2011		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	78,877	—	78,877	—
Mortgage backed securities	470,994	—	470,994	—
Municipal securities	41,293	—	41,293	—

at December 31, 2010
Assets:
Trading securities	$2,225	—	$2,225	—
Available for sale securities
U.S. government sponsored entities and agencies	113,416	—	113,416	—
Mortgage backed securities	354,258	—	354,258	—
Municipal securities	33,253	—	33,253	—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2011
Assets:
Impaired loans
Residential real estate	$6,462	—	—	$6,462
Commercial real estate	171	—	—	171
Construction, land development and land	2,775	—	—	2,775
Commercial	11	—	—	11
Consumer	480	—	—	480
Other real estate owned
Residential real estate	$1,733	—	—	$1,733
Commercial real estate	2,948	—	—	2,948
Construction, land development and land	2,767	—	—	2,767

at December 31, 2010
Assets:
Impaired loans
Residential real estate	$9,723	—	—	$9,723
Commercial real estate	5,519	—	—	5,519
Construction, land development and land	4,808	—	—	4,808
Commercial	217	—	—	217
Consumer	628	—	—	628
Other real estate owned
Residential real estate	$2,372	—	—	$2,372
Commercial real estate	6,851	—	—	6,851
Construction, land development and land	3,016	—	—	3,016

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $13,203, with a valuation allowance of $3,304, at December 31, 2011, and a recorded investment of $25,479, with a valuation allowance of $4,584, at December 31, 2010. The Company recorded a provision for loan loss expense of $3,480 and $4,106 on these loans during years ending 2011 and 2010, respectively.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

The fair value of repossessed real estate (“other real estate owned” or “OREO”) is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The decline in fair value of other real estate owned was $6,751 and $2,951 during the twelve month periods ending December 31, 2011 and 2010, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value that were not previously described are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using underlying collateral values. At December 31, 2011 the fair value of loans was estimated by a third party specialist in connection with the Company’s goodwill impairment analysis, and at December 31, 2010 it was based upon management’s internal valuation using management’s software and management’s estimates of credit losses as described above. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of the FDIC Indemnification Asset, Federal Home Loan Bank stock or Federal Reserve Bank stock due to restrictions placed on transferability. The fair value of off-balance-sheet items is not considered material.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments:

	Dec 31, 2011		Dec 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$151,095	$151,095	$177,515	$177,515
Trading securities	—	—	2,225	2,225
Investment securities available for sale	591,164	591,164	500,927	500,927
FHLB and FRB stock	10,804	n/a	10,122	n/a
Loans held for sale	3,741	3,741	673	673
Loans, less allowance for loan losses of $27,944 and $23,289, at December 31, 2010 and 2009, respectively	1,255,822	1,185,089	1,102,688	1,109,853
FDIC indemnification asset	50,642	50,642	59,456	59,456
Accrued interest receivable	6,929	6,929	6,570	6,570

Financial liabilities:
Deposits- without stated maturities	$1,312,871	$1,312,871	$1,027,781	$1,027,781
Deposits- with stated maturities	606,918	616,238	657,813	667,632
Securities sold under agreement to repurchase	14,652	14,652	13,789	13,789
Federal funds purchased (correspondent bank deposits)	54,624	54,624	68,495	68,495
Federal Home Loan Bank advances and			15,000	15,113
other borrowed funds	—	—	12,500	6,075
Corporate debentures	16,945	8,367	1,148	1,148
Accrued interest payable	778	778	$1,027,781	$1,027,781

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(8)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2011 and 2010, is as follows:

	December 31,
	2011	2010
Land	$33,712	$32,647
Land improvements	833	751
Buildings	49,220	45,351
Leasehold improvements	2,046	1,870
Furniture, fixtures and equipment	24,849	20,802
Construction in progress	7,277	3,314

	117,937	104,735
Less: Accumulated depreciation	23,579	19,753

	$94,358	$84,982

The Company leases land and certain facilities under noncancellable operating leases. The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2012	$1,320
2013	942
2014	815
2015	502
2016	423
Thereafter	1,285

$5,287

Rent expense for the years ended December 31, 2011, 2010 and 2009, was $1,212, $1,245 and $1,059, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Operations. Rental income for the years ended December 31, 2011, 2010, and 2009, was $487, $527, and $489, respectively, and is included in occupancy expense.

(9)	Goodwill and Intangible Assets

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment. The change in balance for goodwill during the years 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Beginning of year	$38,035	$32,840	$28,118
Acquired goodwill	—	5,195	4,722
Impairment	—	—	—

End of year	$38,035	$38,035	$32,840

Our annual impairment analysis as of November 30, 2011, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss, if any. Step 2 requires that the implied fair value of the bank reporting unit goodwill be compared to the carrying amount of that

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

goodwill. If the carrying amount of the bank reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was not less than the carrying costs and no impairment loss was recognized during the year ended December 31, 2011. In the step 2 analysis, management based the fair value estimate of the loan portfolio on a valuation performed by a third party specialist. The estimated fair value of land and buildings was based upon third party real estate appraisals. The fair value of the reporting unit at November 30, 2011 was estimated based upon the fair value determined by a third party specialist that estimated the value based upon a composite of a discounted cash flow estimate of the bank reporting unit’s fair value, stock market capitalization, and deal value to book value of tangible equity ratios observed in recent comparable banking sector merger and acquisition transactions.

Acquired intangible assets consists of core deposit intangibles (“CDI”) which are intangible assets arising from either whole bank or branch acquisitions. They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits. The change in balance for CDI during the years 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Beginning of year	$3,921	$2,422	$3,948
Acquired CDI	2,086	2,018	466
Amortization expense	(804)	(519)	(792)
Impairment expense	—	—	(1,200)

End of year	$5,203	$3,921	$2,422

Due to a sustained loss of previously acquired core deposit accounts combined with an overall decrease in the cost of alternative funds, a core deposit intangible impairment loss of $1,200 was recognized at year end 2009. The fair value used to determine the impairment loss was estimated using present value of expected future cash flows.

Acquired intangible assets were as follows for years ended December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,711	$4,508	$7,625	$3,704

Estimated amortization expense for each of the next five years:

2012	$893
2013	739
2014	682
2015	656
2016	627

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(10)	Deposits

A detail of deposits at December 31, 2011 and 2010 is as follows:

	December 31,
	2011	Weighted Average Interest Rate	2010	Weighted Average Interest Rate
Non-interest bearing deposits	$423,128	—%	$323,224	—%
Interest bearing deposits:
Interest bearing demand deposits	344,303	0.1%	282,405	0.3%
Savings deposits	205,387	0.2%	198,428	0.4%
Money market accounts	340,053	0.3%	223,724	0.5%
Time deposits less than $100,000	263,997	1.5%	266,744	1.5%
Time deposits of $100,000 or greater	342,921	1.8%	391,069	1.8%

	$1,919,789	0.6%	$1,685,594	0.8%

The following table presents the amount of certificate accounts at December 31, 2011, maturing during the periods reflected below:

Year	Amount
2012	$399,686
2013	65,179
2014	56,503
2015	71,705
2016	12,746
Thereafter	1,099

Total	$606,918

(11)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary banks enter into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the banks pledge investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2011 and 2010, the Company had $14,652 and $13,789 in repurchase agreements. Repurchase agreements are secured by U.S. treasury securities and government agency securities with fair values of $42,929 and $41,131 at December 31, 2011 and 2010, respectively.

Information concerning repurchase agreements is summarized as follows:

	2011	2010	2009
Average daily balance during the year	$15,949	$21,254	$24,276
Average interest rate during the year	0.53%	0.42%	0.41%
Maximum month-end balance during the year	$18,652	$25,367	$29,562
Weighted average interest rate at year end	0.47%	0.50%	0.40%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(12)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks. The Company commenced accepting correspondent bank deposits during September 2008. Information concerning these deposits is summarized as follows:

	2011	2010	2009
Average daily balance during the year	$70,940	$105,344	$228,815
Average interest rate during the period	0.07%	0.10%	0.24%
Maximum month-end balance during the year	$92,111	$139,032	$298,620
Weighted average interest rate at year end	0.05%	0.10%	0.10%

(13)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits listed in note 11 above. At year end, advances from the Federal Home Loan Bank were as follows:

	2011	2010
Matures January 7, 2011, interest rate is fixed at 3.63%	$—	$3,000
Matures January 10, 2011, interest rate is fixed at 1.84%	—	3,000
Matures January 11, 2011, interest rate is fixed at 0.61%	—	3,000
Matures June 27, 2011, interest rate is fixed at 3.93%	—	3,000
Matures December 30, 2011, interest rate is fixed at 2.30%	—	3,000

Total	$—	$15,000

Advances are collateralized by residential and commercial loans under a blanket lien arrangement and based on this collateral, and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $112,768 at year end 2011.

(14)	Corporate Debenture

In September 2003, the Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $310 and is included in other assets.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $77 and is included in other assets.

In November 2011, the Company acquired certain assets and assumed certain liabilities of Federal Trust Corporation (“FTC”) from The Hartford Financial Services Group, Inc. (“Hartford”) pursuant to an acquisition agreement, including FTC’s corporate debenture and related trust preferred security issued through FTC’s finance subsidiary Federal Trust Statutory Trust (“FTC Trust). The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 295 basis points). The corporate debenture and the trust preferred security each have 30-year lives maturing in 2033. The trust preferred security and the corporate debenture are callable by the Company or the FTC Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $155 and is included in other assets.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(15)	Income Taxes

Allocation of federal and state income tax expense (benefit) between current and deferred portions for the years ended December 31, 2011, 2010 and 2009, is as follows:

	Current	Deferred	Total
December 31, 2011:
Federal	$(169)	$2,818	$2,649
State	288	482	770

	$119	$3,300	$3,419

December 31, 2010:
Federal	$(1,772)	$(1,935)	$(3,707)
State	(202)	(331)	(533)

	$(1,974)	$(2,266)	$(4,240)

December 31, 2009:
Federal	$417	$(4,499)	$(4,082)
State	107	(712)	(605)

	$524	$(5,211)	$(4,687)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, are presented below:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$10,450	$9,819
Deferred loan fees	230	255
Stock based compensation	411	413
Deferred compensation	1,180	980
Impairment expenses	290	290
Net operating loss carryforward	16,013	2,332
Other real estate owned expenses	2,300	1,269
Nonaccrual interest	887	243
Other	520	476

Total deferred tax asset	32,281	16,077

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(3,772)	(4,612)
Fair value adjustments	(21,273)	(929)
Like kind exchange	(293)	(293)
Unrealized gain on investment securities available for sale	(3,447)	(1,759)
Accretion of discounts on investments	(45)	(45)

Total deferred tax liability	(28,830)	(7,638)

Net deferred tax asset	$3,451	$8,439

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

At December 31, 2011, the Company had net operating loss carryforwards of approximately $42,299 for Federal and $35,373 for state which will begin to expire in 2030. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In performing this analysis, the Company considers all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, it is more likely than not the deferred tax asset will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Earnings forecasts were prepared for 2012 through 2015. These forecasts include projections of net interest income, non interest income, non interest expense, the provision for loan losses, and the impact of the acquisition of two failed banks in January of 2012. These forecasts also included the expected impact of cost savings initiatives, credit related costs, merger and acquisition related expenses, estimates of impaired loans, estimates of the levels of non performing assets and net charge-offs.

Management’s evaluation also considered the scheduled reversal of deferred tax liabilities, the Company’s long history of profitability, the three year cumulative loss position of the Company, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, improvements in the Company’s credit quality trends, the reduction in non performing assets, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the probability of achieving the projected taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia and Alabama. The Company is currently in the early stages of an Internal Revenue Service examination of years 2008 and 2009, and has not been informed of any material findings. The Company is no longer subject to examination by taxing authorities for the years before 2008. The Company has not paid any material interest or penalties in years 2009, 2010 and 2011.

A reconciliation between the actual tax expense and the “expected” tax (benefit) expense, computed by applying the U.S. federal corporate rate of 34 percent is as follows:

	December 31,
	2011	2010	2009
“Expected” tax (benefit) expense	$3,851	$(3,459)	$(3,707)
Tax exempt interest, net	(856)	(546)	(546)
Bank owned life insurance	(329)	(263)	(187)
State income taxes, net of federal income tax benefits	508	(353)	(400)
Stock based compensation	111	120	106
Other, net	134	261	47

	$3,419	$(4,240)	$(4,687)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(16)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2011 and 2010 were as follows:

	2011	2010
Beginning balance	$23,325	$36,508
New loans	6,875	3,982
Effect of changes in composition of related parties	—	(13,629)
Repayments	(7,259)	(3,536)

Ending balance	$22,941	$23,325

At December 31, 2011 and 2010 principal officers, directors, and their affiliates had $6,680 and $8,636, respectively, of available lines of credit.

Deposits from principal officers, directors, and their affiliates at year-end 2011 and 2010 were approximately $18,321 and $14,622, respectively.

(17)	Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2011, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Office of Comptroller of the Currency and the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

A summary of actual, required, and capital levels necessary for capital adequacy purposes for the Company as of December 31, 2011 and 2010, are presented in the table below. There is no threshold for “well-capitalized” status for bank holding companies.

	Actual		For capital adequacy purposes			To be well capitalized under Prompt corrective action provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2011:
Total capital (to risk weighted assets)	$247,567	19.1%	$103,942	≥	8%	n/a	n/a
Tier 1 capital (to risk weighted assets)	231,182	17.8%	51,971	≥	4%	n/a	n/a
Tier 1 capital (to average assets)	231,182	10.5%	88,114	≥	4%	n/a	n/a

December 31, 2010:						n/a	n/a
Total capital (to risk weighted assets)	$227,907	19.3%	$94,584	≥	8%	n/a	n/a
Tier 1 capital (to risk weighted assets)	212,986	18.0%	47,292	≥	4%	n/a	n/a
Tier 1 capital (to average assets)	212,986	10.3%	82,442	≥	4%	n/a	n/a

A summary of actual, required, and capital levels necessary for capital adequacy purposes in the case of the each of the Company’s subsidiary banks as of December 31, 2011 and 2010, are presented in the table below.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	$183,942	15.9%	$92,455	>8%	$115,569	>10%
Tier 1 capital (to risk weighted assets)	169,365	14.7%	46,227	>4%	69,341	>6%
Tier 1 capital (to average assets)	169,365	8.4%	80,471	>4%	100,589	>5%
Valrico State Bank
Total capital (to risk weighted assets)	23,377	17.9%	10,468	>8%	13,085	>10%
Tier 1 capital (to risk weighted assets)	21,730	16.6%	5,234	>4%	7,851	>6%
Tier 1 capital (to average assets)	21,730	12.8%	6,774	>4%	8,468	>5%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	$158,587	16.1%	$78,625	>8%	$98,281	>10%
Tier 1 capital (to risk weighted assets)	146,201	14.9%	39,312	>4%	58,968	>6%
Tier 1 capital (to average assets)	146,201	7.9%	74,440	>4%	93,051	>5%
Valrico State Bank
Total capital (to risk weighted assets)	24,762	15.2%	13,071	>8%	16,338	>10%
Tier 1 capital (to risk weighted assets)	22,690	13.9%	6,535	>4%	9,803	>6%
Tier 1 capital (to average assets)	22,690	12.7%	7,126	>4%	8,908	>5%

(18)	Dividends

The Company declared and paid cash dividends on its common stock of $1,201, $1,116 and $1,139 during the years ended December 31, 2011, 2010 and 2009, respectively. The Company also paid dividends on its preferred stock issued pursuant to TARP of $1,196 during the year ended December 31, 2009. The Company repurchased all of its preferred stock issued pursuant to TARP on September 30, 2009 and is no longer subject to preferred stock dividend payments. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2011, dividends from the subsidiary banks available to be paid to the Company, without prior approval of the Banks’ regulatory agency, was $21,927, subject to the Banks meeting or exceeding regulatory capital requirements.

(19)	Stock-Based Compensation

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”) and approved an amendment to the 2007 Plan on April 28, 2009. The 2007 Plan, as amended, replaces the 1999 Plan discussed below. The 2007 Plan, as amended, authorizes the issuance of up to 1,350,000 shares of the Company stock. Of this amount, 1,200,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 150,000 shares are allocated to directors. During 2011, the Company granted employee incentive stock options for 4,000 shares, with an average exercise price of $5.78 per share, pursuant to this plan. Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. These options vest over a nine year period. In addition to incentive stock options, on August 15, 2011, the Company also awarded 18,500 shares of restricted stock with a fair value of $5.78 per share at the date of grate. These restricted stock awards vest ratably over periods ranging from five to seven years. At December 31, 2011, there were a total of 398,333 shares available for future grants pursuant to this Plan.

In 1999, the Company authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options became 25% vested immediately as of the grant date and continued to vest at a rate of 25% on each anniversary date thereafter until fully vested. There were no stock options granted pursuant to the 1999 Plan

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

subsequent to December 31, 2006. The 2007 Plan, discussed above, replaced the 1999 Plan. At December 31, 2011 there were 326,704 stock options outstanding which were granted pursuant to the 1999 Plan, all of which were currently exercisable. No future stock options will be granted from this Plan.

In addition to the 1999 Plan, the Company assumed and converted the stock option plans of its subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2011, they represented exercisable options for 66,800 shares of the Company’s common stock.

In 2004, the Company’s shareholders authorized an Employee Stock Purchase Plan (“ESPP”). The number of shares of common stock for which options may be granted under the ESPP is 400,000, which amount shall be increased on December 31 of each calendar year. At December 31, 2011, there were no options outstanding pursuant to this plan, and no activity occurred during the twelve month periods ending December 31, 2011, 2010, 2009 and 2008 relating to our ESPP.

The Company’s stock-based compensation consists primarily of stock options and commencing in 2009 also includes restricted stock grants (“RSA”). During the twelve month period ended December 31, 2011, 2010 and 2009, the Company recognized total stock-based compensation expense as listed in the table below.

	2011	2010	2009
Stock option expense	$398	$425	$405
RSA expense	307	274	15

Total stock-based compensation expense	$705	$699	$420

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options. The Company receives a tax benefit when a non qualified stock option is exercised. The total income tax benefit related to the exercise of non qualified stock options was approximately $0, $66 and $7 during the twelve month periods ending December 31, 2011, 2010 and 2009, respectively. The Company provided an income tax benefit in its tax provision for RSA expenses of approximately $115, $103 and $5 during the twelve month periods ending December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $1,554 and will be recognized over the next nine years. The weighted average period over which this expense is expected to be recognized is approximately 3.2 years.

As of December 31, 2011, the total remaining unrecognized compensation cost related to non-vested restricted grants, net of estimated forfeitures, was approximately $1,694 and will be recognized over the next nine years. The weighted average period over which this expense is expected to be recognized is approximately 4.3 years.

The Company granted stock options for 4,000, 70,800 and 145,000 shares of common stock during the twelve month periods ending December 31, 2011, 2010 and 2009, respectively.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

The estimated fair value of options granted during these periods were calculated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date are as follows:

	2011	2010	2009
Expected option life	7.7 years	7.7 years	7.7 years
Risk-free interest rate	1.60%	2.96%	2.80%
Expected volatility	42.8%	31.9%	33.6%
Dividend yield	0.69%	0.38%	0.41%

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

The weighted-average estimated fair value of stock options granted during the twelve month periods ended December 31, 2011, 2010 and 2009 was $2.46 per share, $4.25 per share and $4.12 per share respectively.

The table below present’s information related to stock option activity for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Total intrinsic value of stock options exercised	$13	$342	$58
Cash received from stock options exercised	38	669	180
Gross income tax benefit from the exercise of stock options	—	66	7

A summary of stock option activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	December 31, 2011		December 31, 2010		December 31, 2009
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	1,265,054	$13.59	1,319,846	$13.39	1,224,556	$13.66
Options granted	4,000	$5.78	70,800	$10.76	145,500	$10.15
Options exercised	(14,903)	$6.41	(90,592)	$7.38	(26,974)	$6.68
Options forfeited	(125,847)	$10.26	(35,000)	$16.56	(23,236)	$15.13

Options outstanding, end of period	1,128,304	$14.03	1,265,054	$13.59	1,319,846	$13.39

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	1,128,304	$14.03	5.2 years	$3
Options fully vested and expected to vest, December 31, 2011	1,022,963	$14.16	5.1 years	$3
Options exercisable, December 31, 2011	628,384	$14.45	4.0 years	$—

(20)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under it is 401(k) defined contribution retirement plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2011, 2010 and 2009, the Company’s contributions to the plan were $983, $814 and $541, respectively, which are included in salary and benefits on the Consolidated Statements of Operations.

In 2008, the Company entered into a salary continuation agreement with its chief executive officer. Five additional Company executive officers entered into salary continuation agreements during 2010. In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition. The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants. The Company expensed $532, $342 and $232 for the accrual of future salary continuation benefits in 2011, 2010 and 2009, respectively. Other liabilities included salary continuation benefits payable of $2,096, $1,563 and $1,222 at December 31, 2011, 2010 and 2009, respectively.

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition. The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities. The Rabbi Trust asset and the related deferred compensation payable at December 31, 2011, 2010, and 2009 were $1,034, $986 and $922, respectively. Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable. Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable. There is no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(21)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks, Inc. (parent company only) follow:

Condensed Balance Sheet

December 31, 2011 and 2010

	2011	2010
Assets:
Cash and due from banks	$2,844	$679
Inter-company receivable from bank subsidiaries	19,381	15,513
Investment in wholly-owned bank subsidiaries	240,046	217,107
Investment in other wholly-owned subsidiary	16,389	30,214
Prepaid expenses and other assets	4,293	3,774

Total assets	$282,953	$267,287

Liabilities:
Accounts payable and accrued expenses	$3,375	$2,538
Corporate debenture	16,945	12,500

Total liabilities	20,320	15,038
Stockholders’ Equity:
Common stock	301	300
Additional paid-in capital	228,342	227,464
Retained earnings	28,277	21,569
Accumulated other comprehensive income	5,713	2,916

Total stockholders’ equity	262,633	252,249

Total liabilities and stockholders’ equity	$282,953	$267,287

Condensed Statements of Operations

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Other income	$559	$—	$—
Interest expense	448	421	473
Operating expenses	3,480	2,741	2,576

Loss before equity in net earnings of subsidiaries	(3,369)	(3,162)	(3,049)

Equity in net earnings of subsidiaries (net of income tax expense (benefit) of $4,568, ($2,843) and ($3,559) at December 31, 2011, 2010 and 2009, respectively)	10,129	(3,935)	(4,296)

Net income before income tax benefit	6,760	(7,097)	(7,345)
Income tax benefit	(1,149)	(1,159)	(1,128)

Net income (loss)	$7,909	$(5,938)	$(6,217)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

Condensed Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

	2011	2010		2009
Cash flows from operating activities:
Net (loss) income	$7,909	$(5,938)		$(6,217)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net loss (earnings) of subsidiaries	(10,129)	3,935		4,296
Increase (decrease) in payables and accrued expenses	466	131		209
Increase in other assets Stock based compensation expense	(837 203)	(1,374 97)		(420 125)

Net cash flows used in operating activities	(2,388)	(3,149)		(2,007)

Cash flows from investing activities:
Inter-company receivables from subsidiary banks	(3,550)	32,581		(2,300)
Cash payments to VSB shareholders Cash payments to Mid FL shareholders	(151 ––)	(1 (17	) )	(562 (89	) )
Net cash from bank acquisition	5,020	––		––
Investment in subsidiaries	4,339	(61,528)		(46,457)

Net cash flows provided by (used in) investing activities	5,658	(28,965)		(49,408)

Cash flows from financing activities:
Stock options exercised, net of tax benefit	96	735		188
Dividends paid to shareholders	(1,201)	(1,116)		(2,335)
Proceeds from public stock offering	—	32,872		80,879
Adjustment to preferred stock and warrants	—	—		(6)
Redemption of preferred stock previously issued pursuant to TARP	—	—		(27,875)
Purchased warrants previously issued pursuant to TARP	—	—		(212)

Net cash flows (used in) provided by financing activities	(1,105)	32,491		50,639

Net increase (decrease) in cash and cash equivalents	2,165	377		(776)
Cash and cash equivalents at beginning of year	679	302		1,078

Cash and cash equivalents at end of year	$2,844	$679		$302

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

(22)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2011 and 2010, are as follows:

	December 31,
	2011	2010
Standby letters of credit	$4,477	$2,643
Available lines of credit	130,600	68,495
Unfunded loan commitments—fixed	6,776	7,379
Unfunded loan commitments—variable	3,650	5,766

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

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough, Polk, Okeechobee, Indian River, Hendry, Marion, Putnam, Seminole, Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2011, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those Counties listed above and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

(24)	Basic and Diluted Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

during the periods and the further dilution from stock options using the treasury method. There were 1,128,304 stock options that were anti dilutive at December 31, 2011. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	2011	2010	2009
Numerator for basic and diluted earnings per share:
Net (loss) income	$7,909	$(5,938)	$(6,217)
Preferred stock dividend	—	—	(1,045)
Preferred stock discount accretion	—	—	(1,088)

Net income available for common shareholders	$7,909	$(5,938)	$(8,350)

Denominator:
Denominator for basic earnings per share
—weighted-average shares	30,034,573	27,608,211	17,905,042
Effect of dilutive securities:
Employee stock based compensation awards	4,614	—	—
Denominator for diluted earnings per share

—adjusted weighted-average shares	30,039,187	27,608,211	17,905,042

Basic (loss) earnings per share	$0.26	$(0.22)	$(0.47)
Diluted (loss) earnings per share	$0.26	$(0.22)	$(0.47)

(25)	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2011, 2010 and 2009.

Year ending December 31, 2011

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$78,373	$3,870	$0	$0	$82,243
Interest expense	(11,711)	(48)	(448)	0	(12,207)

Net interest income	66,662	3,822	(448)	0	70,036
Provision for loan losses	(45,985)	(6)	0	0	(45,991)
Other non interest income	74,347	27,066	559	0	101,972
Other non interest expense	(87,327)	(23,883)	(3,479)	0	(114,689)

Net (loss) income before taxes	7,697	6,999	(3,368)	0	11,328
Income tax benefit (provision)	(2,021)	(2,633)	1,235	0	(3,419)

Net (loss) income	$5,676	$4,366	($2,133)	$0	$7,909

Total assets	$2,115,552	$164,660	$282,954	($278,707)	$2,284,459

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

Year ending December 31, 2010

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$69,493	$5,087	$—		$74,580
Interest expense	(16,201)	(120)	(421)		(16,742)

Net interest income	53,292	4,967	(421)		57,838
Provision for loan losses	(29,619)	(5)	—		(29,624)
Other non interest income	20,619	34,314	—		54,933
Other non interest expense	(61,747)	(28,837)	(2,741)		(93,325)

Net (loss) income before taxes	(17,455)	10,439	(3,162)		(10,178)
Income tax benefit (provision)	7,009	(3,928)	1,159		4,240

Net (loss) income	$(10,446)	$6,511	$(2,003)		$(5,938)

Total assets	$1,928,144	$137,772	$267,682	$(270,674)	$2,062,924

Year ending December 31, 2009

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$66,749	$7,195	$—		$73,944
Interest expense	(21,244)	(573)	(473)		(22,290)

Net interest income	45,505	6,622	(473)		51,654
Provision for loan losses	(23,287)	(12)			(23,299)
Other non interest income	11,306	18,746			30,052
Other non interest expense	(50,781)	(15,954)	(2,576)		(69,311)

Net income (loss) before taxes	(17,257)	9,402	(3,049)		(10,904)
Income tax (provision) benefit	6,841	(3,282)	1,128		4,687

Net income (loss)	$(10,416)	$6,120	$(1,921)		$(6,217)

Total assets	$1,555,611	$201,018	$244,335	$(249,665)	$1,751,299

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through two subsidiary banks and non bank subsidiary, R4ALL, with 58 locations in thirteen counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

December 31, 2011, 2010 and 2009

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

The acquisitions were accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair value.

Measurement period adjustments

On July 16, 2010 the Company acquired substantially all the assets and assumed substantially all the deposits of Olde Cypress Community Bank through a purchase and assumption agreement, including loss sharing with the Federal Deposit Insurance Corporation (“FDIC”). As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. The Company updated the previously reported consolidated balance sheets and statements of operations, of changes in Shareholders’ Equity and of Cash Flows for the year ended December 31, 2010 for the final measurement period adjustments that are reflected in the table below.

	July 16, 2010 (as initially reported)	measurement period adjustments	July 16, 2010 (as adjusted)
Cash due from banks and Federal Reserve Bank, net	$18,643	$—	$18,643
Investment securities available for sale	8,509		8,509
Loans	93,360	(991)	92,369
Other repossessed real estate owned (“OREO”)	6,388		6,388
FDIC indemnification asset	26,637	358	26,995
FHLB stock	305		305
Core deposit intangible	714		714
Other assets	1,159		1,159

Total assets acquired	$155,715	$(633)	$155,082

Deposits	$152,264		$152,264
Escrow accounts	1,308		1,308
Interest payable on deposits	132		132
other liabilities	1		1

Total liabilities assumed	$153,705	$—	$153,705

Net assets acquired (bargain purchase gain)	$2,010	$(633)	$1,377
Deferred tax impact	$775	$(238)	$537
Net assets acquired, including deferred tax impact	$1,235	$(395)	$840

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

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

The loans acquired pursuant to this transaction are not being accounted for pursuant to ASC Topic 310-30. We arrived at this conclusion because none of these loans have specifically identifiable or implied credit deficiencies associated with them. We base this on the results of our due diligence team who reviewed and selected only qualified performing loans. In addition, the Company has the option during a two year period to put back any loan that becomes 30 days past due or becomes adversely classified, as discussed previously. This transaction has a different fact pattern than the three FDIC fail banks we purchased during the third quarter of 2010. The loans we purchased pursuant to the FDIC failed bank transactions are being accounted for pursuant to ASC Topic 310-30 because we acquired all the loans in those troubled loan portfolios. These loans had either specifically identifiable credit deficiencies factors or implied factors such that we believed there to be an element of elevated risk as to whether all contractual cash flows will eventually be received. In this case, the loans were not hand selected from fourteen counties within Central Florida, but acquired as an entire portfolio in a single county. This is a combined loan portfolio of three failed financial institutions, which implies potentially deficient, or at least questionable, credit underwriting.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets:
Cash	$724
Cash due from seller	3,624
Loans, net	119,388
Interest receivable	357
Premises and equipment	731
Put back option	876
CDI	851
Other assets	3

Total assets acquired	$126,554

Liabilities:
Deposits	$115,283
Interest payable	131
Other liabilities	11

Total liabilities assumed	$115,425

Net assets acquired (bargain purchase gain)	$11,129

Deferred tax impact	4,188

Net assets acquired, including deferred tax impact	$6,941

The operating results of the Company for the twelve month period ended December 31, 2011 includes the operating results of the acquired assets and liabilities assumed since the acquisition date of January 20, 2011 for the branches purchased from TD. Historical results of the branches acquired are unavailable. As a result, no pro forma information is presented.

Acquisition of Federal Trust Corporation

On November 1, 2011 the Company completed its previously announced transaction as set forth in the Agreement with The Hartford Insurance Group (“Hartford”), and Federal Trust Corporation (“FTC”), whereby FTC merged with and into the Company. Pursuant to and simultaneously with the merger of FTC with and into the Company, FTC’s wholly owned subsidiary bank, Federal Trust Bank (“FTB”), merged with and into the Company’s lead bank, CenterState Bank of Florida, N.A. (“Bank”).

Pursuant to the terms of the Agreement, the Company purchased approximately $161,450 of selected performing loans. The purchase price of the loans was approximately $117,993 or 73% of their outstanding unpaid principal balance (“UPB”). The estimated fair market value of the purchased loans, as of the purchase date was approximately $156,803. The Company has the option, for a period of one year beginning November 1, 2011, to put back to Hartford any loan that is 30 days past due or is adversely classified pursuant to bank regulatory guidelines. The Company acquired five of FTB’s 11 banking offices. Four were purchased at market value based on current appraisals, approximately $3,860, and the Company assumed the existing lease on the fifth location. The other six offices were closed by FTB immediately prior to the acquisition date. All of the deposits, approximately $197,221, were assumed by the Bank. The majority of

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

the deposits were from the five branches acquired. The Company did not pay a premium for the deposits assumed. The Company also assumed a $5,000 Corporate Debenture issued by FTC which qualifies for Tier 1 capital. Interest payments are due quarterly at a rate of LIBOR plus 2.95%. The instrument matures in 2033.

The Acquisition increased the Company’s total assets and total deposits by approximately 12% and 12%, respectively, as compared with the balances at December 31, 2010, and is expected to positively affect the Company’s operating results, to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities. The ability of the Company to successfully collect interest and principal on loans acquired and collect reimbursement from Hartford on potential put backs of loans during the first year will also impact cash flows and operating results.

Hartford had purchased FTC and its wholly owned subsidiary, FTB, in June 2009, for the primary purpose of accessing TARP funds. CenterState helped Hartford resolve its ownership in FTC under certain terms and conditions which resulted in CenterState recognizing a bargain purchase price at the acquisition date. CenterState’s reasons for the transaction was a relatively large gain on the transaction date with acceptable risk on the downside (only performing loans were acquired at a discount, with a one year put back option) and the Company’s desire to further solidify its market share in the central Florida market, expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.

The list below summarizes the preliminary estimates, pending the final settlement of purchased loans from Hartford, of the fair value of the assets purchased and liabilities assumed as of the November 1, 2011 purchase date.

Cash and cash items	$73,228
Loans	156,803
Interest receivable	647
Branch real estate	3,860
Furniture and fixtures	140
FHLB stock	4,243
Bank owned life insurance	8,113
Prepaid FDIC insurance	2,287
Core deposit intangible	1,235
Receivable from Hartford	404
Other assets	472

Total assets acquired	$251,432

Deposits	$197,841
Interest payable	80
Official checks outstanding	1,564
Escrow deposits	1,341
Trust Preferred Security	4,440
Other liabilities	275

Total liabilities assumed	$205,541

Net assets acquired (bargain purchase gain)	$45,891

Deferred tax impact	$17,269

Net assets acquired, including deferred tax impact	$28,622

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

The operating results of the Company for the twelve month period ended December 31, 2011 includes the operating results of FTC since the acquisition date of November 1, 2011. The following table presents pro-forma information as if the acquisition had occurred at the beginning of 2010 and 2011. The pro-forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	2011	2010
Net interest income	$81,354	$79,288

Net loss	$(23,436)	$(126,395)

EPS—basic	$(0.78)	$(4.58)
EPS—diluted	$(0.78)	$(4.58)

The Company omitted pro-forma income statements for the year ending December 31, 2009.

(27)	Capital offering

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

(29)	Subsequent events (unaudited)

Effective January 20, 2012, the Company assumed all deposits and certain other liabilities and acquired substantially all the assets of Central Florida State Bank in Belleview, Florida (“Central FL”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Central FL, pursuant to a Purchase and Assumption Agreement, including Loss Share Agreements (“Agreement”). Central FL has four branch

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except per share data)

December 31, 2011, 2010 and 2009

banking locations in the greater Ocala, Florida market area, each of which is less than two miles from an existing Company branch. The Company has an option to purchase the branch real estate at current market value. Under the terms of the Agreement, the Company acquired approximately $67,872 of assets plus additional $1,440 of window period charge-offs. Window period charge-offs are loans and/or repossessed real estate (“OREO”), that have been charged-off between the date of the bid data and the closing date of the transaction. Assets acquired include loans of approximately $48,102, OREO of approximately $3,938 plus window period charge-offs of $1,440. Other assets acquired include cash and cash items of approximately $13,410 and all other assets of approximately $2,422. The Company also assumed total liabilities of approximately $65,325, which included deposits of approximately $65,001 and all other liabilities of approximately $324. The final carrying values and the final list of the assets acquired and liabilities assumed remains subject to finalization by the FDIC and the Company. The Loss Sharing Agreements entered into with the FDIC provide that the FDIC is obligated to reimburse the Company for 80% of losses with respect to substantially all of the single family residential loans, commercial loans and OREO. The Company expects to recognize an immaterial bargain purchase price from this acquisition. Certain disclosures for business combinations have been omitted because the Company is in the process of determining fair values of the assets acquired and liabilities assumed as of the acquisition date.

Effective January 27, 2012, the Company assumed all deposits and certain other liabilities and acquired substantially all the assets of First Guaranty Bank and Trust Company of Jacksonville, in Jacksonville, Florida (“FGB”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for FGB, pursuant to a Purchase and Assumption Agreement, including Loss Share Agreements (“Agreement”). FGB has eight branch banking locations in Jacksonville, Florida. The Company has an option to purchase the branch real estate at current market value. Under the terms of the Agreement, the Company acquired approximately $376,959 of assets plus additional $134 of window period charge-offs. Window period charge-offs are loans and/or repossessed real estate (“OREO”), that have been charged-off between the date of the bid data and the closing date of the transaction. Assets acquired include loans of approximately $264,759, OREO of approximately $27,018 plus window period charge-offs of $134. Other assets acquired include cash and cash items of approximately $77,642, U.S. government agencies securities of $3,500, FHLB stock of $1,626 and all other assets of approximately $2,414. The Company also assumed total liabilities of approximately $362,979, which included deposits of approximately $352,375, an advance from the FHLB of $10,000 and other liabilities of approximately $604. The final carrying values and the final list of the assets acquired and liabilities assumed remains subject to finalization by the FDIC and the Company. The Loss Sharing Agreements entered into with the FDIC provide that the FDIC is obligated to reimburse the Company for 80% of losses with respect to substantially all of the single family residential loans, commercial loans and OREO. The Company expects to recognize goodwill from this acquisition. Certain disclosures for business combinations have been omitted because the Company is in the process of determining fair values of the assets acquired and liabilities assumed as of the acquisition date. Certain disclosures for business combinations have been omitted because the Company is in the process of determining fair values of the assets acquired and liabilities assumed as of the acquisition date.

On January 25, 2012, the Company borrowed $10,000 at the holding company level to help facilitate the acquisition of FGB. The loan mature 180 days from its origination date and bears interest at a rate of LIBOR plus 400 basis points. The Company paid a loan fee of $300 plus normal closing costs. Pursuant to the borrowing arrangement, the Company and its banking subsidiaries are required to maintain Tier 1 Capital Ratios in excess of 8% at each calendar quarter end until the obligation is repaid.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davenport, State of Florida, on the 13th day of March, 2012.

CENTERSTATE BANKS, INC.

/S/ ERNEST S. PINNER
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/S/ JAMES J. ANTAL
James J. Antal
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 13, 2012.

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

For Fiscal Year Ending December 31, 2011

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