Form 10-Q
period 2012-03-31
CenterState Banks, Inc.
filed 2012-05-07
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES    ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,071,127 shares
(class)	Outstanding at April 26, 2012

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	As of March 31, 2012 (unaudited)	As of December 31, 2011
ASSETS
Cash and due from banks	$31,471	$17,893
Federal funds sold and Federal Reserve Bank deposits	103,427	133,202

Cash and cash equivalents	134,898	151,095
Trading securities, at fair value	552	—
Investment securities available for sale, at fair value	545,559	591,164
Loans held for sale, at lower of cost or fair value	298	3,741

Loans covered by FDIC loss share agreements	347,793	164,051
Loans, excluding those covered by FDIC loss share agreements	1,109,005	1,119,715
Less allowance for loan losses	(26,010)	(27,944)

Net Loans	1,430,788	1,255,822

Bank premises and equipment, net	97,060	94,358
Accrued interest receivable	7,527	6,929
Federal Home Loan Bank and Federal Reserve Bank stock	12,598	10,804
Goodwill	46,779	38,035
Core deposit intangible	6,821	5,203
Trust intangible	1,541	—
Bank owned life insurance	46,878	36,520
Other repossessed real estate owned covered by FDIC loss share agreements	29,934	9,469
Other repossessed real estate owned (“OREO”)	6,726	8,712
FDIC indemnification asset	142,245	50,642
Deferred income taxes, net	3,278	3,451
Prepaid expense and other assets	19,621	18,514

TOTAL ASSETS	$2,533,103	$2,284,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$500,683	$423,128
Demand - interest bearing	400,492	344,303
Savings and money market accounts	602,327	545,440
Time deposits	629,306	606,918

Total deposits	2,132,808	1,919,789

Securities sold under agreement to repurchase	21,175	14,652
Federal funds purchased	74,459	54,624
Note payable	10,000	—
Corporate debentures	16,951	16,945
Accrued interest payable	992	778
Settlement payments due FDIC	—	2,599
Accounts payables and accrued expenses	13,115	12,439

Total liabilities	2,269,500	2,021,826

Stockholders’ equity:
Common stock, $.01 par value: 100,000,000 shares authorized; 30,071,127 and 30,055,499 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	301	301
Additional paid-in capital	228,604	228,342
Retained earnings	29,266	28,277
Accumulated other comprehensive income	5,432	5,713

Total stockholders’ equity	263,603	262,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,533,103	$2,284,459

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar. 31, 2012	Mar. 31, 2011
Interest income:
Loans	$19,544	$16,327
Investment securities available for sale:
Taxable	3,368	3,569
Tax-exempt	351	347
Federal funds sold and other	151	134

	23,414	20,377

Interest expense:
Deposits	2,231	3,209
Securities sold under agreement to repurchase	20	24
Federal funds purchased	8	19
Federal Home Loan Bank advances and other borrowings	87	48
Corporate debentures	164	103

	2,510	3,403

Net interest income	20,904	16,974
Provision for loan losses	2,732	11,276

Net interest income after loan loss provision	18,172	5,698

Other income:
Service charges on deposit accounts	1,483	1,556
Income from correspondent banking and bond sales division	7,784	4,470
Commissions from sale of mutual funds and annuities	660	439
Debit card and ATM fees	915	656
Loan related fees	200	165
BOLI income	358	239
Gain on sale of securities	602	9
Trading securities revenue	144	161
Bargain purchase gain	453	11,129
FDIC indemnification income	564	1,136
FDIC indemnification asset accretion/(amortization)	(496)	468
Trust fees	208	—
Other non interest revenue and fees	811	478

Total other income	13,686	20,906

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar. 31, 2012	Mar. 31, 2011
Other expenses:
Salaries, wages and employee benefits	17,461	13,506
Occupancy expense	2,061	2,094
Depreciation of premises and equipment	1,267	999
Supplies, stationary and printing	315	304
Marketing expenses	584	728
Data processing expense	1,005	1,292
Legal, auditing and other professional fees	620	694
Core deposit intangible (CDI) amortization	278	190
Postage and delivery	323	231
ATM and debit card related expenses	262	316
Bank regulatory expenses	700	800
Loss on sale of repossessed real estate (“OREO”)	272	518
Valuation write down of repossessed real estate (“OREO”)	255	2,035
Loss on repossessed assets other than real estate	98	21
Foreclosure related expenses	942	987
Merger and acquisition related expenses	1,868	401
Other expenses	1,775	1,533

Total other expenses	30,086	26,649

Income (loss) before provision for income taxes	1,772	(45)
Provision (benefit) for income taxes	483	(210)

Net income	$1,289	$165

Other comprehensive income, net of tax:
Change in unrealized holding (loss) gain on available for sale securities, net of reclassifications and deferred income tax of $170 and $259, respectively	(281)	492

Total comprehensive income	$1,008	$657

Earnings per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

Common shares used in the calculation of earnings per share:
Basic	30,065,631	30,020,035
Diluted	30,088,188	30,047,618

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2012 and 2011 (unaudited)

(in thousands of dollars, except per share data)

	Number of common shares	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income(loss)	Total stockholders’ equity
Balances at January 1, 2011	30,004,761	$300	$227,464	$21,569	$2,916	$252,249

Comprehensive income:
Net income				165		165
Change in unrealized holding gain on available for sale securities, net of deferred income tax of $259					492	492

Total comprehensive income						657

Dividends paid - common ($0.01 per share)				(300)		(300)
Stock options exercised, including tax benefit	14,903		95			95
Stock grants issued	15,628		171			171
Stock based compensation expense			115			115

Balances at March 31, 2011	30,035,292	$300	$227,845	$21,434	$3,408	$252,987

Balances at January 1, 2012	30,055,499	$301	$228,342	$28,277	$5,713	$262,633

Comprehensive income:
Net income				1,289		1,289
Change in unrealized holding loss on available for sale securities, net of deferred income tax of $170					(281)	(281)

Total comprehensive income						1,008

Dividends paid - common ($0.01 per share)				(300)		(300)
Stock grants issued	15,628		171			171
Stock based compensation expense			91			91

Balances at March 31, 2012	30,071,127	$301	$228,604	$29,266	$5,432	$263,603

Disclosure of reclassification amounts:	Three month period ended Mar 31, 2012	Three month period ended Mar 31, 2011
Unrealized holding gain arising during the period, net of income taxes	$94	$498
Less: reclassified adjustments for gain included in net income, net of income taxes, at March 31, 2012 and 2011 of $227 and $3, respectively	(375)	(6)

Net unrealized (loss) gain on securities, net of income taxes	$(281)	$492

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three months ended Mar 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,289	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,732	11,276
Depreciation of premises and equipment	1,267	999
Amortization of purchase accounting adjustments	(5,679)	(3,707)
Net amortization/accretion of investment securities	2,481	1,909
Net deferred loan origination fees	94	(8)
Gain on sale of securities available for sale	(602)	(9)
Trading securities revenue	(144)	(161)
Purchases of trading securities	(80,588)	(64,549)
Proceeds from sale of trading securities	80,180	64,743
Repossessed real estate owned valuation write down	255	2,035
Loss on sale of repossessed real estate owned	272	518
Repossessed assets other than real estate valuation write down	56	15
Loss on sale of repossessed assets other than real estate	42	6
Gain on sale of loans held for sale	(83)	(25)
Loans originated and held for sale	(3,307)	(929)
Proceeds from sale of loans held for sale	6,833	1,459
Gain on disposal of and or sale of fixed assets	(37)	(27)
Deferred income taxes	342	(121)
Stock based compensation expense	160	195
Bank owned life insurance income	(358)	(239)
Bargain purchase gain from acquisition	(453)	(11,129)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(7)	(1,780)
Net change in accrued interest payable, accrued expense, and other liabilities	(2,512)	3,141

Net cash provided by operating activities	2,233	3,777

Cash flows from investing activities:
Purchases of investment securities available for sale	(10,686)	(22,753)
Purchases of mortgage backed securities available for sale	(99,503)	(135,786)
Proceeds from maturities of investment securities available for sale	45	244
Proceeds from called investment securities available for sale	38,400	17,900
Proceeds from pay-downs of mortgage backed securities available for sale	34,878	31,764
Proceeds from sales of investment securities available for sale	12,781	—
Proceeds from sales of mortgage backed securities available for sale	72,809	33,349
Net decrease in loans	25,046	8,704
Cash received from FDIC loss sharing agreements	2,033	961
Purchases of premises and equipment, net	(2,585)	(1,981)
Proceeds from sale of repossessed real estate	5,929	3,799
Proceeds from insurance claims related to repossessed real estate	—	263
Proceeds from sale of fixed assets	37	70
Purchase of bank owned life insurance	(10,000)	—
Net cash from bank acquisitions	81,061	4,349

Net cash provided (used) in investing activities	150,245	(59,117)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Three months ended Mar 31,
	2012	2011

Cash flows from financing activities:
Net (decrease) increase in deposits	(204,733)	27,498
Net increase in securities sold under agreement to repurchase	6,523	1,733
Net increase in federal funds purchased	19,835	23,616
Net increase (decrease) in other borrowed funds	10,000	(9,000)
Stock options exercised, including tax benefit	—	95
Dividends paid	(300)	(300)

Net cash (used in) provided by financing activities	(168,675)	43,642

Net decrease in cash and cash equivalents	(16,197)	(11,698)
Cash and cash equivalents, beginning of period	151,095	177,515

Cash and cash equivalents, end of period	$134,898	$165,817

Transfer of loans to other real estate owned	$7,270	$4,826

Cash paid during the period for:
Interest	$2,846	$3,920

Income taxes	$—	$25

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and our wholly owned subsidiary banks, CenterState Bank of Florida, N.A. and Valrico State Bank, and our non bank subsidiary, R4ALL, Inc. Our subsidiary banks operate through 65 full service banking locations in 18 counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from our two subsidiary banks and manage their eventual disposition.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,128,304 and 1,175,000 stock options that were anti dilutive at March 31, 2012 and 2011, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

For the three months ended March 31,	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$1,289	$165

Denominator:
Denominator for basic earnings per share
- weighted-average shares	30,065,631	30,020,035
Effect of dilutive securities:
Stock options and stock grants	22,557	27,583
Denominator for diluted earnings per share

- adjusted weighted-average shares	30,088,188	30,047,618

Basic earnings per share	$0.04	$0.01
Diluted earnings per share	$0.04	$0.01

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to March 31, 2012 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of March 31, 2012, the fair value was determined by broker price indications of similar or same securities. Securities purchases for this portfolio are municipal securities.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

All of the mortgaged back securities (“MBSs”) listed below are FNMA, FHLMC, and GNMA MBSs. Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at March 31, 2012
Assets:
Trading securities	$552	—	$552	—
Available for sale securities
U.S. government sponsored entities and agencies	43,508	—	43,508	—
Mortgage backed securities	461,050	—	461,050	—
Municipal securities	41,001	—	41,001	—

at December 31, 2011
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	78,877	—	78,877	—
Mortgage backed securities	470,994	—	470,994	—
Municipal securities	41,293	—	41,293	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level III in the fair value hierarchy.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at March 31, 2012
Assets:
Impaired loans
Residential real estate	$6,024	—	—	$6,024
Commercial real estate	270	—	—	270
Land, land development and construction	788	—	—	788
Commercial	10	—	—	10
Consumer	439	—	—	439
Other real estate owned
Residential real estate	$797	—	—	$797
Commercial real estate	1,339	—	—	1,339
Land, land development and construction	3,895	—	—	3,895

at December 31, 2011
Assets:
Impaired loans
Residential real estate	$6,462	—	—	$6,462
Commercial real estate	171	—	—	171
Land, land development and construction	2,775	—	—	2,775
Commercial	11	—	—	11
Consumer	480	—	—	480
Other real estate owned
Residential real estate	$1,733	—	—	$1,733
Commercial real estate	2,948	—	—	2,948
Land, land development and construction	2,767	—	—	2,767

Impaired loans with specific valuation allowances had a recorded investment of $8,564, with a valuation allowance of $1,033, at March 31, 2012, and a recorded investment of $13,203, with a valuation allowance of $3,304, at December 31, 2011. The Company recorded a provision for loan loss expense of $398 on these loans during the three month period ending March 31, 2012.

Other real estate owned had a decline in fair value of $255 and $2,035 during the three month periods ending March 31, 2012 and 2011, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Fair Value of Financial Instruments

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

FHLB and FRB Stock: It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on their transferability.

Loans held for sale: The fair value of loans held for sale is estimated based upon binding contracts from third party investors resulting in a Level 2 classification.

Loans, net: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

FDIC Indemnification Asset: It is not practical to determine the fair value of the FDIC indemnification asset due to restrictions placed on its transferability.

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates fair value and is classified as Level 3.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings (note payable), generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Corporate Debentures: The fair values of the Company’s corporate debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at March 31, 2012	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$134,898	$134,898	$—	$—	$134,898
Trading securities	552	—	552	—	552
Investment securities available for sale	545,559	—	545,559	—	545,559
FHLB and FRB stock	12,598	—	—	—	n/a
Loans held for sale	298	—	298	—	298
Loans, less allowance for loan losses of $26,010	1,430,788	—	—	1,431,819	1,431,819
FDIC indemnification asset	142,245	—	—	—	n/a
Accrued interest receivable	7,527	—	—	7,527	7,527

Financial liabilities:
Deposits- without stated maturities	$1,503,502	$1,503,502	$—	$—	$1,503,502
Deposits- with stated maturities	629,306	—	639,113	—	639,113
Securities sold under agreement to repurchase	21,175	—	21,175	—	21,175
Federal funds purchased (correspondent bank deposits)	74,459	—	74,459	—	74,459
Note payable	10,000	—	10,000	—	10,000
Corporate debentures	16,951	—	—	8,496	8,496
Accrued interest payable	992	—	992	—	992

at December 31, 2011	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$151,095	$151,095
Trading securities	—	—
Investment securities available for sale	591,164	591,164
FHLB and FRB stock	10,804	n/a
Loans held for sale	3,741	3,741
Loans, less allowance for loan losses of $27,944	1,255,822	1,185,089
FDIC indemnification asset	50,642	50,642
Accrued interest receivable	6,929	6,929

Financial liabilities:
Deposits- without stated maturities	$1,312,871	$1,312,871
Deposits- with stated maturities	606,918	616,238
Securities sold under agreement to repurchase	14,652	14,652
Federal funds purchased (correspondent bank deposits)	54,624	54,624
Note payable	—	—
Corporate debentures	16,945	8,367
Accrued interest payable	778	778

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month periods ending March 31, 2012 and 2011.

Three month period ending March 31, 2012

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$22,228	$1,186			$23,414
Interest expense	(2,255)	(8)	(247)		(2,510)

Net interest income	19,973	1,178	(247)		20,904
Provision for loan losses	(2,732)	—	—		(2,732)
Non interest income	5,332	8,354	—		13,686
Non interest expense	(22,322)	(6,968)	(796)		(30,086)

Net income before taxes	251	2,564	(1,043)		1,772
Income tax (provision) benefit	90	(965)	392		(483)

Net income (loss)	$341	$1,599	($651)		$1,289

Total assets	$2,358,711	$177,707	$293,859	($297,174)	$2,533,103

Three month period ending March 31, 2011

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$19,695	$682			$20,377
Interest expense	(3,280)	(20)	(103)		(3,403)

Net interest income	16,415	662	(103)		16,974
Provision for loan losses	(11,276)	—	—		(11,276)
Non interest income	15,922	4,984	—		20,906
Non interest expense	(20,891)	(4,978)	(780)		(26,649)

Net income before taxes	170	668	(883)		(45)
Income tax (provision) benefit	137	(251)	324		210

Net income (loss)	$307	$417	($559)		$165

Total assets	$2,047,968	$174,431	$267,981	($264,869)	$2,225,511

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through two subsidiary banks and a non bank subsidiary, R4ALL, with 66 full service banking locations in 18 counties throughout Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

NOTE 5: Investment Securities Available for Sale

All of the mortgaged back securities listed below are FNMA, FHLMC, and GNMA MBSs. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$43,426	$229	$147	$43,508
Mortgage backed securities	454,260	7,072	282	461,050
Municipal securities	39,163	1,935	97	41,001

Total	$536,849	$9,236	$526	$545,559

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$78,455	$422	$—	$78,877
Mortgage backed securities	464,237	7,309	552	470,994
Municipal securities	39,312	2,141	160	41,293

Total	$582,004	$9,872	$712	$591,164

The cost of securities sold is determined using the specific identification method. Sales of available for sale securities were as follows:

For the three months ended:	Mar 31, 2012	Mar 31, 2011
Proceeds	$85,590	$33,349
Gross gains	885	140
Gross losses	283	131

The tax provision related to these net realized gains was $227 and $3, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of available for sale securities at March 31, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Investment securities available for sale	Fair Value	Amortized Cost
Due in one year or less	$6,162	$6,154
Due after one year through five years	1,950	1,826
Due after five years through ten years	23,383	22,772
Due after ten years through thirty years	53,014	51,836
Mortgage backed securities	461,050	454,261

	$545,559	$536,849

Securities pledged at March 31, 2012 and December 31, 2011 had a carrying amount (estimated fair value) of $144,639 and $147,620 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$12,389	$147	$—	$—	$12,389	$147
Mortgage backed securities	100,788	282	—	—	100,788	282
Municipal securities	5,339	96	160	1	5,499	97

Total temporarily impaired securities	$118,516	$525	$160	$1	$118,676	$526

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	96,004	552	—	—	96,004	552
Municipal securities	4,426	152	597	8	5,023	160

Total temporarily impaired securities	$100,430	$704	$597	$8	$101,027	$712

Mortgage-backed securities: At March 31, 2012, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Mar 31, 2012	Dec 31, 2011
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$413,626	$405,923
Commercial	440,183	447,459
Land, development and construction	80,295	89,517

Total real estate	934,104	942,899
Commercial	125,752	126,064
Consumer and other loans (note 1)	1,759	1,392
Consumer and other loans	48,122	49,999

Loans before unearned fees and cost	1,109,737	1,120,354
Unearned fees/costs	(732)	(639)
Allowance for loan losses for noncovered loans	(25,569)	(27,585)

Net loans not covered by FDIC loss share agreements	1,083,436	1,092,130

Loans covered by FDIC loss share agreements
Real estate loans
Residential	157,601	99,270
Commercial	159,324	54,184
Land, development and construction	20,557	8,231

Total real estate	337,482	161,685
Commercial	10,311	2,366

	347,793	164,051
Allowance for loan losses for covered loans	(441)	(359)

Net loans covered by FDIC loss share agreements	347,352	163,692

Total loans, net of allowance for loan losses	$1,430,788	$1,255,822

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.

Note 2:	Includes $81,189 of loans that are subject to a two year put back option with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank. This put back period ends January 20, 2013. Also includes $152,723 of loans that are subject to a one year put back option with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford. This put back period ends November 1, 2012.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below sets forth the activity in the allowance for loan losses for the periods presented, in thousands of dollars.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended March 31, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(4,826)	—	(4,826)
Recoveries of loans previously charged-off	160	—	160

Net charge-offs	(4,666)	—	(4,666)
Provision for loan loss	2,650	82	2,732

Balance at end of period	$25,569	$441	$26,010

Three months ended March 31, 2011
Balance at beginning of period	$26,267	$—	$26,267
Loans charged-off	(9,458)	—	(9,458)
Recoveries of loans previously charged-off	160	—	160

Net charge-offs	(9,298)	—	(9,298)
Provision for loan losses	11,276	—	11,276

Balance at end of period	$28,245	$—	$28,245

	Real Estate Loans
	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total
Loans not covered by FDIC loss share agreements:

Three months ended March 31, 2012

Beginning of the period	$6,700	$8,825	$9,098	$1,984	$978	$27,585
Charge-offs	(1,295)	(1,088)	(2,108)	(44)	(291)	(4,826)
Recoveries	21	3	64	4	68	160
Provisions	207	(146)	2,683	(369)	275	2,650

Balance at March 31, 2012	$5,633	$7,594	$9,737	$1,575	$1,030	$25,569

Three months ended March 31, 2011

Beginning of the period	$7,704	$8,587	$6,893	$2,182	$901	$26,267
Charge-offs	(2,772)	(3,977)	(2,101)	(257)	(351)	(9,458)
Recoveries	108	12	2	11	27	160
Provisions	2,416	5,528	3,275	(275)	332	11,276

Balance at March 31, 2011	$7,456	$10,150	$8,069	$1,661	$909	$28,245

	Real Estate Loans
	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total
Loans covered by FDIC loss share agreements:

Three months ended March 31, 2012

Beginning of the period	$82	$223	$40	$14	$—	$359
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provisions	—	69	—	13	—	82

Balance at March 31, 2012	$82	$292	$40	$27	$—	$441

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011. Accrued interest receivable is not included in the recorded investment because it is not material.

	Real Estate Loans
As of March 31, 2012	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$547	$193	$253	$1	$39	$1,033
Collectively evaluated for impairment	5,086	7,401	9,484	1,574	965	24,510
Acquired with deteriorated credit quality	82	292	40	27	26	467

Total ending allowance balance	5,715	7,886	9,777	1,602	1,030	26,010

Loans:
Loans individually evaluated for impairment	9,626	31,349	5,884	6,368	478	53,705
Loans collectively evaluated for impairment (note 1)	404,000	408,834	74,411	119,384	47,644	1,054,273
Loans acquired with deteriorated credit quality	157,601	159,324	20,557	10,311	1,759	349,552

Total ending loans balance	$571,227	$599,507	$100,852	$136,063	$49,881	$1,457,530

(1)	Includes $81,189 of loans that are subject to a two year put back option with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank. This put back period ends January 20, 2013. Also includes $152,723 of loans that are subject to a one year put back option with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford. This put back period ends November 1, 2012.

	Real Estate Loans
As of December 31, 2011	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$783	$188	$2,292	$1	$40	$3,304
Collectively evaluated for impairment	5,917	8,637	6,806	1,983	912	24,255
Acquired with deteriorated credit quality	82	223	40	14	26	385

Total ending allowance balance	$6,782	$9,048	$9,138	$1,998	$978	$27,944

Loans:
Loans individually evaluated for impairment	10,647	24,213	11,955	6,333	520	53,668
Loans collectively evaluated for impairment	395,276	423,246	77,562	119,731	49,479	1,065,294
Loans acquired with deteriorated credit quality	99,270	54,184	8,231	2,366	1,392	165,443

Total ending loans balance	$505,193	$501,643	$97,748	$128,430	$51,391	1,284,405

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	Mar 31, 2012	Dec 31, 2011
Impaired loans with a specific valuation allowance	$8,564	$13,203
Impaired loans without a specific valuation allowance	45,141	40,465

Total impaired loans	$53,705	$53,668
Amount of allowance for loan losses allocated to impaired loans	1,033	$3,304

Performing TDRs	$6,726	$6,554
Non performing TDRs, included in NPLs	4,940	5,807

Total TDRs (TDRs are required to be included in impaired loans)	$11,666	$12,361
Impaired loans that are not TDRs	42,039	41,307

Total impaired loans	$53,705	$53,668

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $11,666 of TDRs. Of this amount $6,726 are performing pursuant to their modified terms, and $4,940 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”).

	March 31,	Dec 31,
Troubled debt restructured loans (“TDRs”):	2012	2011
Performing TDRs	$6,726	$6,554
Non performing TDRs	4,940	5,807

Total TDRs	$11,666	$12,361

TDRs as of March 31, 2012 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below.

TDRs	Accruing	Non Accrual	Total
Real estate loans:
Residential	$4,951	$3,492	$8,443
Commercial	793	1,200	1,993
Construction, development, land	206	207	413

Total real estate loans	5,950	4,899	10,849
Commercial	339	—	339
Consumer and other	437	41	478

Total TDRs	$6,726	$4,940	$11,666

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $282 and partial charge offs of $287 on the TDR loans described above during the three month period ending March 31, 2012.

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

March 31, 2012
3 months interest only	$134
6 months interest only	1,375
12 months interest only	3,157
18 months interest only	188
payment reduction for 12 months	2,252
all other	4,560

Total TDRs	$11,666

While we do not have long-term experience with these types of activities, approximately 58% of our TDRs are current pursuant to their modified terms, and about $4,940, or approximately 42% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. However, it appears that the longer the period from the loan modification date, the higher the probability of the loan will become non-performing pursuant to its modified terms. Non performing TDRs average approximately twenty-four months in age from their modification date through March 31, 2012. Performing TDRs average approximately eighteen months in age from their modification date through March 31, 2012.

The following table presents loans by class modified as for which there was a payment default within twelve months following the modification during the period ending March 31, 2012.

	Number of Loans	Recorded Investment
Residential	3	$309
Commercial real estate	—	—
Construction, development, land	—	—
Commercial	—	—
Consumer and other	—	—

Total	3	$309

The Company recorded a provision for loan loss expense of $1 and partial charge offs of $6 on TDR loans that subsequently defaulted as described above during the three month period ending March 31, 2012.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of March 31, 2012	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$3,839	$3,055	$—
Commercial real estate	33,824	30,886	—
Construction, development, land	8,423	4,843	—
Commercial	6,477	6,357	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	6,854	6,571	547
Commercial real estate	509	463	193
Construction, development, land	1,461	1,041	253
Commercial	11	11	1
Consumer, other	483	478	39

Total	$61,881	$53,705	$1,033

As of December 31, 2011	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$4,314	$3,402	$—
Commercial real estate	26,966	23,854	—
Construction, development, land	11,665	6,888	—
Commercial	6,409	6,321	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	7,733	7,245	783
Commercial real estate	404	359	188
Construction, development, land	5,713	5,067	2,292
Commercial	12	12	1

Consumer, other	545	520	40

Total	$63,761	$53,668	$3,304

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

For the three months ended March, 31, 2012	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$10,137	$62	$—
Commercial	27,781	325	—
Construction, development, land	8,919	9	—

Total real estate loans	46,837	396	—

Commercial loans	6,351	16	—
Consumer and other loans	499	5	—

Total	$53,687	$417	$—

For the three months ended March, 31, 2011	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$14,531	$27	$—
Commercial	48,039	197	—
Construction, development, land	16,532	11	—
Total real estate loans	79,102	235	—

Commercial loans	5,606	62	—
Consumer and other loans	681	—	—

Total	$85,389	$297	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonperforming loans were as follows:
	Mar 31, 2012	Dec 31, 2011
Non accrual loans	$42,598	$38,858
Loans past due over 90 days and still accruing interest	127	120

Total non performing loans	$42,725	$38,978

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011, excluding loans acquired from the FDIC with evidence of credit deterioration:

As of March 31, 2012	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$14,652	$—
Commercial real estate	13,701	—
Construction, development, land	8,077	—
Commercial	5,713	—
Consumer, other	455	127

Total	$42,598	$127

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2011	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$14,810	$—
Commercial real estate	11,637	—
Construction, development, land	10,482	—
Commercial	1,464	—
Consumer, other	465	120

Total	$38,858	$120

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011, excluding loans acquired from the FDIC with evidence of credit deterioration:

	Accruing Loans
As of March 31, 2012	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$413,626	$2,124	$513	$—	$2,637	$396,337	$14,652
Commercial real estate	440,183	1,552	1,332	—	2,883	423,599	13,701
Construction/dev/land	80,295	328	37	—	365	71,853	8,077
Commercial	125,752	1,149	162	—	1,311	118,728	5,713
Consumer	49,881	308	15	127	451	48,975	455

	$1,109,737	$5,461	$2,059	$127	$7,647	$1,059,492	$42,598

	Accruing Loans
As of December 31, 2011	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$405,923	$5,551	$2,228	$—	$7,779	$383,334	$14,810
Commercial real estate	447,459	4,479	1,037	—	5,516	430,306	11,637
Construction/dev/land	89,517	1,018	216	—	1,234	77,801	10,482
Commercial	126,064	781	119	—	900	123,700	1,464
Consumer	51,391	636	192	120	948	49,978	465

	$1,120,354	$12,465	$3,792	$120	$16,377	1,065,119	$38,858

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC, is as follows:

	As of March 31, 2012
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$381,024	$6,522	$26,080	$—
Commercial real estate	353,887	46,022	40,274	—
Construction/dev/land	53,196	14,529	12,570	—
Commercial	109,989	5,725	10,038	—
Consumer	48,221	663	997	—

	$946,317	$73,461	$89,959	$—

	As of December 31, 2011
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$373,833	$6,723	$25,367	$—
Commercial real estate	363,376	52,161	31,922	—
Construction/dev/land	61,854	13,070	14,593	—
Commercial	111,782	4,314	9,968	—
Consumer	49,693	689	1,009	—

	$960,538	$76,957	$82,859	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC, based on payment activity as of March 31, 2012:

	Residential	Consumer
Performing	$398,974	$49,299
Nonperforming	14,652	582

Total	$413,626	$49,881

Loans purchased from the FDIC:

Income recognized on loans we purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2012 and December 31, 2011. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Mar 31, 2012	Dec 31, 2011
Contractually required principal and interest	$625,538	$291,531
Non-accretable difference	(171,282)	(51,536)

Cash flows expected to be collected	454,256	239,995
Accretable yield	(104,704)	(74,552)

Carrying value of acquired loans	$349,552	$165,443
Allowance for loan losses	(467)	(385)

Carrying value less allowance for loan losses	$349,085	$165,058

The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified approximately $2,768 from non-accretable difference to accretable yield during the current quarter to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month period ending March 31, 2012.

Activity during the three month period ending March 31, 2012	Dec 31, 2011	Effect of acquisitions	income accretion	all other adjustments	Mar 31, 2012
Contractually required principal and interest	$291,531	$363,130		$(29,123)	$625,538
Non-accretable difference	(51,536)	(125,630)	—	5,884	(171,282)

Cash flows expected to be collected	239,995	237,500		(23,239)	454,256
Accretable yield	(74,552)	(32,975)	5,282	(2,459)	(104,704)

Carry value of acquired loans	$165,443	$204,525	$5,282	$(25,698)	$349,552

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7: FDIC indemnification asset

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010 and the acquisition of two failed banks in 2012. The activity in the FDIC loss share indemnification asset is as follows:

	Three months period ended Mar 31, 2012	Three months period ended Mar 31, 2011
Beginning of the year	$50,642	$59,456
Effect of acquisitions	93,166	—
Discount accretion (amortization)	(496)	468
Indemnification income - ORE	498	1,136
Indemnification of foreclosure expense	402	—
Proceeds from FDIC	(2,033)	(938)
Impairment of loan pool	66	—

Period end balance	$142,245	$60,122

Impairment of loan pools

Loan pools covered by FDIC loss share agreements were impaired by $82 which was an expense included in our loan loss provision expense. The 80% FDIC reimbursable amount of this expense ($66) was included in the Company’s non interest income and as an increase in the Company’s FDIC indemnification asset.

Indemnification Revenue

Indemnification Revenue represents approximately 80% of the cost incurred pursuant to the repossession process and losses incurred on the sale of OREO, or writedown of OREO values to current fair value. These costs are reimbursable from the FDIC.

Discount Accretion (Amortization)

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

NOTE 8: Note payable

On January 25, 2012, the Company borrowed $10,000 on a short term basis at the holding company level to help facilitate the acquisition of Central FL and FGB during January 2012 by the Company’s lead subsidiary bank. The Company invested those funds in the lead subsidiary bank such that the bank would have sufficient capital to support the initial balance sheets of the two acquired banks. Subsequent to the acquisitions, the Company exercised its option to reprice approximately $127,856 of internet time deposits assumed pursuant to the acquisition of FGB to current market interest rates. Subsequently, all of these deposits were withdrawn

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

prior to maturity without penalty. By shrinking the balance sheet of the lead subsidiary bank, it frees up excess capital at the lead bank level which will be returned to the holding company in the form of a dividend. The holding company will then use these funds to repay the note which is due in July 2012. The interest rate is 90 day LIBOR plus 400 bps.

NOTE 9: Business combinations

The Company, through its lead bank headquartered in Winter Haven, Florida, purchased two failed financial institutions from the Federal Deposit Insurance Corporation (“FDIC”). On January 20, 2012 it purchased Central Florida State Bank in Belleview, Florida (“Central FL”). On January 27, it purchased First Guaranty Bank and Trust Company of Jacksonville in Jacksonville, Florida (“FGB”). As a result of these acquisitions, the Company expects to further solidify its market share in the Florida market, expand its customer base to enhance deposit fee income, and reduce operating costs through economies of scale.

The Company exercised its option, pursuant to the FDIC purchase and assumption agreement, not to purchase Central FL’s branch real estate. During the first quarter of 2012, the Company consolidated three of the four Central FL branches into nearby existing CenterState branches. The fourth branch is expected to be consolidated into a nearby CenterState existing branch during the second quarter of 2012.

The Company also expects to exercise its option, pursuant to the FDIC purchase and assumption agreement, not to purchase six of the eight branch real estate locations of FGB. The six branches will be consolidated into the remaining two existing branches, which have approximately 75% of FGB’s deposits as of the acquisition date. The Company expects to purchase the real estate of the remaining two branches at fair market value as determined by a current appraisal pursuant to the FDIC purchase and assumption agreement during the second quarter of 2012.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

All of the goodwill and other intangibles listed below is tax deductible over a 15 year period on a straight line basis. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Acquired institution Date of acquisition	Central FL Jan 20, 2012	FGB Jan 27, 2012
Assets:
Cash due from banks, Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”)	$4,870	$77,642
Federal funds sold	8,550	—
Securities available for sale	1,942	3,500
Loans covered by FDIC loss share agreements	31,376	171,949
Loans not covered by FDIC loss share agreements	239	961
Covered repossessed real estate owned (“OREO”)	2,347	15,318
FDIC indemnification asset	15,018	78,148
FHLB stock and FRB stock	168	1,627
Goodwill	—	8,745
Core deposit intangible	375	1,521
Trust intangible	—	1,580
Other assets	1,109	2,742

Total assets acquired	$65,994	$363,733

Liabilities:
Deposits	$65,209	$353,099
FHLB advances	—	10,060
Other liabilities	332	574

Total liabilities assumed	$65,541	$363,733

Net assets acquired (bargain purchase gain)	$453

Deferred tax impact	(170)

Net assets acquired, including deferred tax impact	$283

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

All of the loans acquired are being accounted for pursuant to ASC Topic 310-30. The Company arrived at this conclusion as follows.

First, the Company segregated all acquired loans with specifically identified credit deficiency factor(s). The factors the Company used were all acquired loans that were non-accrual, 60 days or more past due, designated as Trouble Debt Restructured (“TDR”), graded “special mention” or “substandard,” had more than five 30 day past due notices or had any 60 day or 90 day past due notices during the loan term. For this disclosure purpose, the Company refers to these loans as Type A loans. As required by generally accepted accounting principles, the Company is accounting for these loans pursuant to ASC Topic 310-30. Second, all remaining acquired loans, those without specifically identified credit deficiency factors, the company refers to as Type B loans for disclosure purposes, were then grouped into pools with common risk characteristics. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, the Company believes there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the poor economic environment both nationally and locally as well as the unfavorable real estate market particularly in Florida. In addition, these loans were acquired from two failed financial institutions, which implies potentially deficient, or at least questionable, credit underwriting. Based on management’s estimate of fair value, each of these pools was assigned a discount credit mark. The Company has applied ASC Topic 310-30 accounting treatment by analogy to Type B loans. The result is that all loans acquired from these two failed financial institutions will be accounted for under ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the respective acquisition dates. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	at acquisition dates
	Type A	Type B
	loans	loans	Total
Contractually required principal and interest	$118,393	$244,737	$363,130
Non-accretable difference	(68,097)	(57,533)	(125,630)

Cash flows expected to be collected	50,296	187,204	237,500
Accretable yield	(2,418)	(30,557)	(32,975)

Total acquired loans	$47,878	$156,647	$204,525

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

The operating results of the Company for the three month period ended March 31, 2012 include the operating results of the acquired assets and assumed liabilities since the acquisition date of January 20, 2012 for Central FL and January 27, 2012 for FGB. Due primarily to the significant amount of fair value adjustments and the Loss Share Agreements now in place, historical results of Central FL and FGB are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 9: Effect of new pronouncements

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The effect of adopting this new guidance was not material.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment has changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity, and the consolidated statement of earnings.

In September 2011, the FASB amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts presented herein are in thousands, except per share data.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2012 AND DECEMBER 31, 2011

Overview

Our total assets increased approximately 10.9% during the three month period ending March 31, 2012 primarily due to the acquisitions of Central Florida State Bank in Belleveiw, Florida (“Central FL”) and First Guaranty Bank and Trust Company of Jacksonville in Jacksonville, Florida (“FGB”) discussed in Note 8. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $103,427 at March 31, 2012 (approximately 4.1% of total assets) as compared to $133,202 at December 31, 2011 (approximately 5.8% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $545,559 at March 31, 2012 (approximately 22% of total assets) compared to $591,164 at December 31, 2011 (approximately 26% of total assets), a decrease of $45,605 or 7.7%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities. At March 31, 2012 our trading securities had a fair market value of $552. A list of the activity in this portfolio is summarized below.

	Three month period ended Mar 31, 2012	Three month period ended Mar 31, 2011
Beginning balance	$—	$2,225
Purchases	80,588	64,549
Proceeds from sales	(80,180)	(64,743)
Net realized gain on sales	144	159
Mark to market adjustment	—	2

Ending balance	$552	$2,192

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

	Three month period ended Mar 31, 2012	Three month period ended Mar 31, 2011
Beginning balance	$3,741	$673
Loans originated	3,307	929
Proceeds from sales	(6,833)	(1,459)
Net realized gain on sales	83	25

Ending balance	$298	$168

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended March 31, 2012, were $1,426,239, or 67.2% of average earning assets, as compared to $1,212,512, or 63.9% of average earning assets, for the quarter ending March 31, 2011. Total loans at March 31, 2012 and December 31, 2011 were $1,456,798 and $1,283,766, respectively, an increase of $173,032, or 13.5%. This represents a loan to total asset ratio of 57.5% and 56.2 and a loan to deposit ratio of 68.3% and 66.9%, at March 31, 2012 and December 31, 2011, respectively.

The current weak economy in general and the struggling Florida real estate market in particular, have made it difficult to grow our loan portfolio. Although our loans increased by $173,032, or 13.5% as indicated above, this was primarily due to the acquisitions of Central FL and FGB as described in Note 8. Excluding these purchased loans (carrying balance of $196,661 at March 31, 2012), our loan portfolio decreased by $23,629, or 1.8% during the three month period ending March 31, 2012. This decrease was primarily related to the decrease in loans acquired from the FDIC excluding the loans purchased during the current quarter (approximately $12,552) and decrease in loans purchased from TD Bank and Hartford (approximately $12,368). Our remaining loans (loans that we originate versus purchase) increased approximately $1,291 net of charge-offs, transfers to OREO and principal repayments during the current quarter.

Approximately 23.9% of our loans, or $347,793, is covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. Within the FDIC covered loan portfolio, forty-five percent (45%) are collateralized by single family residential real estate and forty-six percent (46%) are collateralized by commercial real estate.

Approximately 5.6% of the Company’s loans, or $81,189, are subject to a two year put back option, commencing January 20, 2011, with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank.

Approximately 10.5% of the Company’s loans, or $152,723, are subject to a one year put back option, commencing November 1, 2011, with Hartford Insurance Group (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford.

Approximately 60% of the Company’s loans, or $875,093, is not covered by FDIC loss sharing agreements or subject to a put back option with TD Bank, N.A. or Hartford.

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

Our total loans, including those with and without loss protection agreements, total $1,456,798 at March 31, 2012. Of this amount approximately 88% are collateralized by real estate, 9% are commercial non real estate loans and the remaining 3% are consumer and other non real estate loans. We have approximately $571,227 of single family residential loans which represents about 39% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 41% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Mar 31, 2012	Dec 31, 2011

Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$413,626	$405,923
Commercial	440,183	447,459
Construction, development, land	80,295	89,517

Total real estate	934,104	942,899
Commercial	125,752	126,064
Consumer and other loans, at fair value (note 1)	1,759	—
Consumer and other	48,122	51,391

Loans before unearned fees and cost	1,109,737	1,120,354
Unearned fees/costs	(732)	(639)
Allowance for loan losses for noncovered loans	(25,569)	(27,585)

Net loans not covered by FDIC loss share agreements	1,083,436	1,092,130

Loans covered by FDIC loss share agreements
Real estate loans
Residential	157,601	99,270
Commercial	159,324	54,184
Construction, development, land	20,557	8,231

Total real estate	337,482	161,685
Commercial	10,311	2,366

	347,793	164,051
Allowance for loan losses for covered loans	(441)	(359)

Net loans covered by FDIC loss share agreements	347,352	163,692

Total loans, net of allowance for loan losses	$1,430,788	$1,255,822

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.

Note 2:	Includes $81,189 of loans that are subject to a two year put back option with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank. This put back period ends January 20, 2013. Also includes $152,723 of loans that are subject to a one year put back option with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford. This put back period ends November 1, 2012.

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

Performing loans purchased pursuant to the January 20, 2011 TD Bank transaction, are performing loans without any specific or implied credit deficiencies. These loans are included in our allowance for loan loss analysis, but do not have any loss factor assigned to them since they are at fair value at the acquisition date and due to the two year put back option in place with TD Bank, as described in Note 8 in our Form 10-Q for the period ending March 31, 2011, filed on May 10, 2011.

Performing loans purchased pursuant to the November 1, 2011 acquisition of Federal Trust Corporation (“FTC”), are performing loans without any specific or implied credit deficiencies. These loans are included in our allowance for loan loss analysis, but do not have any loss factor assigned to them since they are at fair value at the acquisition date and due to the one year put back option in place with The Hartford Insurance Group, Inc. (“Hartford”), as described in Note 26 in our Form 10-K for the period ending December 31, 2011, filed on March 13, 2012.

The allowance consists of three components. The first component is an allocation for impaired loans, as defined by generally accepted accounting principles. Impaired loans are those loans whereby management has arrived at a determination that the Company will not be repaid according to the original terms of the loan agreement. Each of these loans is required to have a written analysis supporting the amount of specific allowance allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e., not expected to be repaid as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific allowance is warranted.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at March 31, 2012 and December 31, 2011.

	Mar 31, 2012			Dec 31, 2011			increase (decrease)
	loan balance	ALLL balance	%	loan balance	ALLL balance	%	loan balance	ALLL balance
Impaired loans	$53,705	$1,033	1.92%	$53,668	$3,304	6.16%	$37	$(2,271)	-424bps
Non impaired loans	821,388	24,536	2.99%	819,767	24,281	2.96%	1,621	255	3bps
TD loans (note 1)	81,189	—		90,457	—		(9,268)	—
FTC loans (note 2)	152,723	—		155,823	—		(3,100)	—

Loans (note 3)	1,109,005	25,569	2.31%	1,119,715	27,585	2.46%	(10,710)	(2,016)	-15bps
Covered loans (note 4)	347,793	441		164,051	359		183,742	82

Total loans	$1,456,798	$26,010	1.79%	$1,283,766	$27,944	2.18%	$173,032	$(1,934)	-39bps

Note 1:	Performing loans purchased from TD Bank subject to a two year put back option commencing on January 20, 2011, such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loans to TD Bank.

Note 2:	Performing loans purchased from Hartford’s wholly owned bank, FTC, subject to a one year put back option commencing on November 1, 2011, such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loans to Hartford.

Note 3:	Total loans not covered by FDIC loss share agreements.

Note 4:	Loans covered by FDIC loss share agreements. Eighty percent of any losses in this portfolio will be reimbursed by the FDIC and recognized as FDIC Indemnification income and included in non-interest income within the Company’s condensed consolidated statement of operations.

The general loan loss allowance (non impaired loans) increased by $255, or 3 bps to 2.99% of non-impaired loan balance outstanding as of the end of the current period as compared to 2.96% at the end of the previous period. This is a result of changes in historical charge off rates, changes in current environmental factors and changes in the loan portfolio mix. Currently, there is no general loan loss allowance associated with the performing loans purchased from TD Bank and for the FTC performing loans purchased from Hartford for the reasons described in notes 1 and 2 above.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans not covered by an FDIC loss sharing agreement on a loan by loan basis. We recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $8,176 to $53,705 ($52,672 when the $1,033 specific allowance is considered) from their legal unpaid principal balance outstanding of $61,881. As such, in the aggregate, our total impaired loans have been written down to approximately 85% of their legal unpaid principal balance.

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

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at March 31, 2012. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended March 31, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(4,826)	—	(4,826)
Recoveries of loans previously charged-off	160	—	160

Net charge-offs	(4,666)	—	(4,666)
Provision for loan loss	2,650	82	2,732

Balance at end of period	$25,569	$441	$26,010

Three months ended March 31, 2011
Balance at beginning of period	$26,267	$—	$26,267
Loans charged-off	(9,458)	—	(9,458)
Recoveries of loans previously charged-off	160	—	160

Net charge-offs	(9,298)	—	(9,298)
Provision for loan losses	11,276	—	11,276

Balance at end of period	$28,245	$—	$28,245

We acquired two FDIC failed financial institutions during the first quarter of 2012, including loans covered by FDIC loss share agreements. All of the loans acquired are being accounted for pursuant to ASC Topic 310-30. We arrived at this conclusion as follows.

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

Second, all remaining acquired loans, those without specifically identified credit deficiency factors, we refer to as Type B loans for disclosure purposes, were then grouped into pools with common risk characteristics. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the poor economic environment both nationally and locally as well as the unfavorable real estate market particularly in Florida. In addition, these loans were acquired from two failed financial institutions, which implies potentially deficient, or at least questionable, credit underwriting. Based on management’s estimate of fair value, each of these pools was assigned a discount credit mark. We have applied ASC Topic 310-30 accounting treatment by analogy to Type B loans. The result is that all loans acquired from these two failed financial institutions will be accounted for under ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the respective acquisition dates. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	at acquisition dates
	Type A loans	Type B loans	Total
Contractually required principal and interest	$118,393	$244,737	$363,130
Non-accretable difference	(68,097)	(57,533)	(125,630)

Cash flows expected to be collected	50,296	187,204	237,500
Accretable yield	(2,418)	(30,557)	(32,975)

Total acquired loans	$47,878	$156,647	$204,525

Type A loans: acquired loans with specifically identified credit deficiency factor(s).

Type B loans: all other acquired loans.

Income on acquired loans, whether Type As or Type Bs, is recognized in the same manner pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. We accreted approximately $1,901 into interest income during the quarter ending March 31, 2012 from these purchased loans.

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

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 3.85% at March 31, 2012, compared to 3.48% at December 31, 2011.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $51,278 at March 31, 2012, compared to $49,309 at December 31, 2011. Non performing assets as a percentage of total assets were 2.02% at March 31, 2012, compared to 2.16% at December 31, 2011.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated.

	Mar 31, 2012	Dec 31, 2011
Non-accrual loans (note 1)	$42,598	$38,858
Past due loans 90 days or more and still accruing interest (note 1)	127	120

Total non-performing loans (NPLs) (note 1)	42,725	38,978

Other real estate owned (OREO) (note 1)	6,726	8,712
Repossessed assets other than real estate (note 1)	1,827	1,619

Total non-performing assets (NPAs) (note 1)	$51,278	$49,309

Total NPLs as a percentage of total loans (note 1)	3.85%	3.48%
Total NPAs as a percentage of total assets (note 1)	2.02%	2.16%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans (note 1)	0.68%	1.45%
Allowance for loan losses, excluding FDIC covered loans	$25,569	$27,585
Allowance for loan losses as a percentage of NPLs (note 1)	60%	71%

Note 1: Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of March 31, 2012 the Company had reported a total of 247 non accrual loans with an aggregate carrying value of $42,598, compared to December 31, 2011 when 221 non accrual loans with an aggregate book value of $38,858 were reported. The $3,740 net increase was a result of increases in commercial real estate loans ($2,064) and commercial loans ($4,249) which were partially offset by decreases in land, development and construction loans ($2,405) and the remaining decrease of $168 was split between the remaining categories. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate loans	$14,652	34%	104
Commercial real estate loans	13,701	32%	39
Land, development and construction loans	8,077	19%	45
Non real estate commercial loans	5,713	14%	32
Non real estate consumer and other loans	455	1%	27

Total non accrual loans at March 31, 2012	$42,598	100%	247

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At March 31, 2012, total OREO was $36,660.

Of this amount, $29,934 is covered by FDIC loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $6,726 at March 31, 2012. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Statement of Operations. OREO is further delineated in the table below.

(unaudited) Description of repossessed real estate	carrying amount at Mar 31, 2012
17 single family homes	$1,489
1 mobile homes with land	126
37 residential building lots	1,467
7 commercial buildings	1,603
Land / various acreages	2,041

Total, excluding OREO covered by FDIC loss share agreements	$6,726

Impaired loans are defined as loans that management has concluded will not repay as agreed. (Small balance homogeneous loans are not considered for impairment purposes.) Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At March 31, 2012 we have identified a total of $53,705 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $1,033 has been attached to $8,564 of the total identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $53,705, has been partially charged down by $8,176 from their aggregate legal unpaid balance of $61,881. The table below summarizes impaired loan data for the periods presented.

	Mar 31, 2012	Dec 31, 2011
Impaired loans with a specific valuation allowance	$8,564	$13,203
Impaired loans without a specific valuation allowance	45,141	40,465

Total impaired loans	$53,705	$53,668
Amount of allowance for loan losses allocated to impaired loans	1,033	$3,304

Performing TDRs	$6,726	$6,554
Non performing TDRs, included in NPLs	4,940	5,807

Total TDRs (TDRs are required to be included in impaired loans)	$11,666	$12,361
Impaired loans that are not TDRs	42,039	41,307

Total impaired loans	$53,705	$53,668

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of March 31, 2012, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $97,060 at March 31, 2012 compared to $94,358 at December 31, 2011, an increase of $2,702 or 2.9%. This amount is the result of purchases and construction in process of $3,969 less $1,267 of depreciation expense. The $3,969 of purchases and construction cost can be further delineated as follows: approximately $3,368 for purchases of buildings, land and construction costs, and the remaining $601 is a combination of purchases of furniture, fixtures and equipment, net of disposals.

Deposits

During the current quarter, total deposits increased by $213,019 (time deposits increased by $22,388 and non time deposits increased by $190,631) primarily due to the $418,308 of deposits acquired pursuant to the Central FL and FGB acquisitions during January 2012. We assumed $127,856 of internet time deposits pursuant to the FGB acquisition. The Company exercised its option, pursuant to the FDIC purchase and assumption agreement, to immediately reprice this group of time deposits subsequent to the acquisition date to estimated market rates. Pursuant to the FDIC purchase and assumption agreement, if the Company chooses to reprice any time deposits, the customer has the option of withdrawing their deposit any time prior to maturity without penalty. All of the internet time deposits have been withdrawn early. In addition, the Company also repriced approximately $10,673 of additional time deposits to current market rates subsequent to the acquisition date. All other deposits assumed have been marked to estimated fair value in the Company’s financial statements. The table below summarizes the changes in deposits assumed from Central FL and FGB between the acquisition dates (January 20 and January 27, 2012) and March 31, 2012.

	at acquisition dates	March 31, 2012	increase (decrease)
Non time deposits	$155,870	$156,356	$486
Time deposits	262,438	115,636	(146,802)

Total deposits	$418,308	$271,992	$(146,316)

The cost of interest bearing deposits decreased 14 bps to 0.56% in the current quarter compared to 0.70% in the prior quarter. The primary reason for the decrease was the cost of time deposits which decreased 32 bps to 1.09% in the current quarter compared to 1.41% in the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) decreased by 12 bps from 0.55% during the fourth quarter of 2011 to 0.43% during the first quarter of 2012. A summary of our deposit mix over the previous quarter is presented in the table below.

	Mar 31, 2012	% of total	Dec 31, 2011	% of total
Demand - non-interest bearing	$500,683	23%	$423,128	22%
Demand - interest bearing	400,492	19%	344,303	18%
Savings deposits	247,442	12%	205,387	10%
Money market accounts	354,885	16%	340,053	18%
Time deposits	629,306	30%	606,918	32%

Total deposits	$2,132,808	100%	$1,919,789	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $21,175 at March 31, 2012 compared to $14,652 at December 31, 2011.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At March 31, 2012 we had $74,459 of correspondent bank deposits or federal funds purchased, compared to $54,624 at December 31, 2011.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At March 31, 2012 and December 31, 2011, there were no outstanding advances from the Federal Home Loan Bank.

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

In November 2011, we acquired certain assets and assumed certain liabilities of Federal Trust Corporation (“FTC”) from The Hartford Financial Services Group, Inc. (“Hartford”) pursuant to an acquisition agreement, including FTC’s corporate debenture and related trust preferred security issued through FTC’s finance subsidiary Federal Trust Statutory Trust (“FTC Trust) in the amount of $5,000. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 295 basis points). The corporate debenture and the trust preferred security each have 30-year lives maturing in 2033. The trust preferred security and the corporate debenture are callable by the Company or the FTC Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

Stockholders’ equity

Stockholders’ equity at March 31, 2012, was $263,603, or 10.4% of total assets, compared to $262,633, or 11.5% of total assets at December 31, 2011. The increase in stockholders’ equity was due to the following items:

$262,633	Total stockholders’ equity at December 31, 2011
1,289	Net income during the period
(300)	Dividends paid on common shares, $0.01 per common share
(281)	Net decrease in market value of securities available for sale, net of deferred taxes
262	Employee equity based compensation

$263,603	Total stockholders’ equity at March 31, 2012

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2012, each of our subsidiary banks exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2012 and December 31, 2011 are presented in the table below.

	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2012
Total capital (to risk weighted assets)	$237,476	17.6%	$134,660	> 10%	$102,816
Tier 1 capital (to risk weighted assets)	220,530	16.4%	80,796	> 6%	139,734
Tier 1 capital (to average assets)	220,530	9.0%	122,044	> 5%	98,486

December 31, 2011
Total capital (to risk weighted assets)	$247,567	19.1%	$118,230	> 10%	$129,337
Tier 1 capital (to risk weighted assets)	231,182	17.8%	70,938	> 6%	160,244
Tier 1 capital (to average assets)	231,182	10.5%	103,053	> 5%	128,129

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

Overview

We recognized net income of $1,289 or $0.04 per share basic and diluted for the three month period ended March 31, 2012, compared to net income of $165 or $0.01 per share basic and diluted for the same period in 2011.

The primary differences between the two periods included the following:

•

increase in net interest income due to the acquisition of two failed financial institutions from the FDIC during the first quarter of 2012 and from the acquisition of Federal Trust Corporation (“FTC”) and its subsidiary bank, Federal Trust Bank (“FTB”) on November 1, 2011; these acquisitions were also a primary contributing factor causing the increase in operating expenses;

•

our loan loss provision expense is significantly less this quarter than the same quarter last year which was reflective of the depressed real estate market in Central Florida; we sold non performing loans during the fourth quarter of 2011 contributing to the improvement in all of our credit metrics between the current quarter and the same quarter last year;

•

although we recognized a bargain purchase gain during the current quarter related to our acquisition of Central FL, is was not as large as the bargain purchase gain we recognized last year related to the acquisition and assumption of certain assets and liabilities from TD Bank, N.A. as discussed in Note 8 in our Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011 and incorporated by reference; and

•	commission revenue from bond sales at our correspondent banking segment was higher in the current quarter compared to the similar quarter last year.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $3,930 or 23% to $20,904 during the three month period ended March 31, 2012 compared to $16,974 for the same period in 2011. The $3,930 increase was the result of a $3,037 increase in interest income and an $893 decrease in interest expense.

Interest earning assets averaged $2,122,156 during the three month period ended March 31, 2012 as compared to $1,896,577 for the same period in 2011, an increase of $225,579, or 12%. The yield on average interest earning assets increased 8bps to 4.44% (9bps to 4.50% tax equivalent basis) during the three month period ended March 31, 2012, compared to 4.36% (4.41% tax equivalent basis) for the same period in 2011. The combined effects of the $225,579 increase in average interest earning assets and the 8bps (9bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $3,037 ($3,145 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,722,258 during the three month period ended March 31, 2012 as compared to $1,537,416 for the same period in 2011, an increase of $184,842, or 12%. The cost of average interest bearing liabilities decreased 31bps to 0.59% during the three month period ended March 31, 2012, compared to 0.90% for the same period in 2011. The combined effects of the $184,842 increase in average interest bearing liabilities and the 31bps decrease in cost of average interest bearing liabilities resulted in the $893 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2012 and 2011 on a tax equivalent basis.

	Three months ended March 31,
	2012			2011
	Average balance	Interest inc / exp	Average rate	Average balance	Interest inc / exp	Average rate
Loans (Notes 1, 2, 8)	$1,116,804	$14,521	5.23%	$1,018,009	$13,161	5.24%
Covered loans	309,435	5,189	6.74%	194,503	3,232	6.74%
Securities- taxable	529,951	3,368	2.56%	506,699	3,569	2.86%
Securities- tax exempt (Note 8)	37,487	521	5.59%	33,902	509	6.09%
Fed funds sold and other (Note 3)	128,479	151	0.47%	143,464	134	0.38%

Total interest earning assets	2,122,156	23,750	4.50%	1,896,577	20,605	4.41%

Allowance for loan losses	(28,421)			(26,614)
All other assets	402,294			294,991

Total assets	$2,496,029			$2,164,954

Interest bearing deposits (Note 4)	1,610,176	2,232	0.56%	1,422,934	3,209	0.91%
Fed funds purchased	68,842	8	0.05%	77,311	19	0.10%
Other borrowings (Note 5)	26,292	106	1.62%	24,671	72	1.18%
Corporate debenture	16,948	164	3.89%	12,500	103	3.34%

Total interest bearing liabilities	1,722,258	2,510	0.59%	1,537,416	3,403	0.90%

Demand deposits	494,898			354,036
Other liabilities	15,665			21,814
Stockholders’ equity	263,208			251,688

Total liabilities and stockholders’ equity	$2,496,029			$2,164,954

Net interest spread (tax equivalent basis) (Note 6)			3.91%			3.51%

Net interest income (tax equivalent basis)		$21,240			$17,202

Net interest margin (tax equivalent basis) (Note 7)			4.03%			3.68%

Note 1:	Loan balances are net of deferred origination fees and costs.

Note 2:	Interest income on average loans includes amortization of loan fee recognition of $168 and $64 for the three month periods ended March 31, 2012 and 2011.

Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.

Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($556) and ($473) for the three month periods ended March 31, 2012 and 2011.

Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.

Note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.

Note 7:	Represents net interest income divided by total interest earning assets.

Note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

Provision for loan losses

The provision for loan losses decreased $8,544, or 76%, to $2,732 during the three month period ending March 31, 2012 compared to $11,276 for the comparable period in 2011. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2012 was $13,686 compared to $20,906 for the comparable period in 2011. This increase was the result of the following components listed in the table below.

Three month period ending:	Mar 31, 2012	Mar 31, 2011	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,483	$1,556	$(73)	(4.7%)
Income from correspondent banking and bond sales division	7,784	4,470	3,314	74.1%
Correspondent banking division – other fees	391	339	52	15.3%
Commissions from sale of mutual funds and annuities	660	439	221	50.3%
Debit card and ATM fees	915	656	259	39.5%
Loan related fees	200	190	10	5.3%
BOLI income	358	239	119	49.8%
Trading securities revenue	144	161	(17)	(10.6%)
FDIC indemnification asset- accretion of discount rate	(496)	468	(964)	(206.0%)
FDIC OREO indemnification income	498	1,136	(638)	(56.2%)
Trust income	208	—	208	n/a
Other service charges and fees	486	114	372	326.3%
Gain on sale of securities	602	9	593	6588.9%

Subtotal	$13,233	$9,777	$3,456	35.4%
Bargain purchase gain	453	11,129	(10,676)	(95.9%)

Total non-interest income	$13,686	$20,906	$(7,220)	(34.5%)

Excluding the bargain purchase gains we recognized relating to the acquisition of Central FL during the current quarter and the bargain purchase gain we recognized in the first quarter of last year pursuant to the acquisition and assumption of certain assets and liabilities from TD Bank, N.A. as discussed in Note 8 in our Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011, the remaining non interest income increased by $3,456 or 35.4% between the two periods presented above. This was primarily the result of higher commission revenue earned by our correspondent banking segment from bond sales and gain on sale of securities available for sale between the two periods presented. These were partially offset by lower FDIC indemnification income relating to our acquisition of three failed financial institutions during the third quarter of 2010 from the FDIC.

The trust income shown above represents approximately two months of revenue from the trust business we acquired pursuant to the January 27, 2012 FDIC assisted acquisition of FGB. Our acquisition of Central FL and FGB during January 2012 and our acquisition of Federal Trust Bank on November 1, 2011 are also contributing to overall increase in non interest income between the two periods presented. Lastly, we purchased $10,000 of additional BOLI during the first quarter of 2012 which has caused BOLI income to increase between the two quarters.

Non-interest expense

Non-interest expense for the three months ended March 31, 2012 increased $3,437, or 12.9%, to $30,086, compared to $26,649 for the same period in 2011. Components of our non-interest expenses are listed in the table below.

Three month period ending:	Mar 31, 2012	Mar 31, 2011	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$13,919	$10,572	$3,347	31.7%
Employee incentive/bonus compensation	762	612	150	24.5%
Employee stock based compensation	160	195	(35)	(18.1%)
Employer 401K matching contributions	337	279	58	20.6%
Deferred compensation expense	123	116	7	6.4%
Health insurance and other employee benefits	1,021	833	188	22.6%
Payroll taxes	1,093	933	160	17.2%
Other employee related expenses	186	92	94	101.9%
Incremental direct cost of loan origination	(140)	(126)	(14)	11.0%

Total salaries, wages and employee benefits	$17,461	$13,506	$3,955	29.3%

Occupancy expense	2,061	2,094	(33)	(1.6%)
Depreciation of premises and equipment	1,267	999	268	26.8%
Supplies, stationary and printing	315	304	11	3.5%
Marketing expenses	584	728	(144)	(19.8%)
Data processing expense	1,005	1,292	(287)	(22.2%)
Legal, auditing and other professional fees	620	694	(74)	(10.6%)
Bank regulatory related expenses	700	800	(100)	(12.5%)
Postage and delivery	323	231	92	39.9%
ATM and debit card related expenses	262	316	(54)	(17.1%)
CDI amortization	278	190	88	46.3%
Loss on sale of repossessed real estate (“OREO”)	272	518	(246)	(47.4%)
Valuation write down of repossessed real estate (“OREO”)	255	2,035	(1,780)	(87.5%)
Loss on repossessed assets other than real estate	98	21	77	366.9%
Foreclosure related expenses	966	987	(21)	(2.1%)
Internet and telephone banking	277	156	121	77.6%
Visa/Mastercard processing expenses	40	35	5	14.5%
Put back option amortization expense	182	73	109	149.4%
Operational write-offs and losses	142	121	21	17.2%
Correspondent accounts and Federal Reserve charges	133	118	15	13.1%
Conferences/Seminars/Education/Training	130	74	56	75.0%
Director fees	91	68	23	34.5%
Travel expenses	28	37	(9)	(23.6%)
Other expenses	728	851	(123)	(14.5%)

Subtotal	28,218	26,248	1,970	7.5%
Merger, acquisition and conversion related expenses	1,868	401	1,467	365.8%

Total non-interest expense	$30,086	$26,649	$3,437	12.9%

Excluding our merger, acquisition and conversion related expenses, our other non interest expenses (i.e. operating expenses) increased by 7.5%, or $1,970 to $28,218 compared to $26,248 between the two quarters presented above. The increase in these non interest expenses, or operating expenses, is primarily due to our acquisition and assumption of certain assets and liabilities from TD Bank, N.A. in January 2011, our acquisition of Federal Trust Bank in November of 2011, our acquisition of Central FL in January 2012 and our acquisition of FGB in January 2012.

Provision (benefit) for income taxes

We recognized an income tax provision for the three months ended March 31, 2012 of $483 on pre-tax income of $1,772 (an effective tax rate of 27.3%) compared to an income tax benefit of $210 on pre-tax loss of $45 (an effective tax rate of 467%) for the comparable quarter in 2011. Net tax exempt income generally decreases a company’s effective tax rate (compared to statutory rates) when the company reports earnings. When there is a loss, the same net tax exempt income will generally produce higher effective tax rates. This is even more exaggerated when there is a very small pre-tax loss, and relatively large amounts of tax exempt income causing the tax loss to be significantly larger than the book pre-tax loss, which occurred in the first quarter of 2011.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements except for approved and unfunded loans and letters of credit to our customers in the ordinary course of business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2011. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2012. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2011 annual report on Form 10-K.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date:	May 7, 2012	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date:	May 7, 2012	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer