Form 10-Q
period 2012-06-30
CenterState Banks, Inc.
filed 2012-08-06
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,076,427 shares
(class)	Outstanding at August 1, 2012

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	As of June 30, 2012 (unaudited)	As of December 31, 2011
ASSETS
Cash and due from banks	$23,444	$17,893
Federal funds sold and Federal Reserve Bank deposits	93,361	133,202

Cash and cash equivalents	116,805	151,095
Trading securities, at fair value	1,061	—
Investment securities available for sale, at fair value	474,105	591,164
Loans held for sale, at lower of cost or fair value	1,692	3,741

Loans covered by FDIC loss share agreements	327,325	164,051
Loans, excluding those covered by FDIC loss share agreements	1,128,263	1,119,715
Less allowance for loan losses	(25,183)	(27,944)

Net Loans	1,430,405	1,255,822

Bank premises and equipment, net	100,902	94,358
Accrued interest receivable	6,507	6,929
Federal Home Loan Bank and Federal Reserve Bank stock	9,770	10,804
Goodwill	46,785	38,035
Core deposit intangible	6,522	5,203
Trust intangible	1,481	—
Bank owned life insurance	47,241	36,520
Other repossessed real estate owned covered by FDIC loss share agreements	30,243	9,469
Other repossessed real estate owned (“OREO”)	6,855	8,712
FDIC indemnification asset	141,057	50,642
Deferred income taxes, net	325	3,451
Prepaid expense and other assets	18,722	18,514

TOTAL ASSETS	$2,440,478	$2,284,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand – non-interest bearing	$500,871	$423,128
Demand – interest bearing	408,877	344,303
Savings and money market accounts	569,141	545,440
Time deposits	577,208	606,918

Total deposits	2,056,097	1,919,789

Securities sold under agreement to repurchase	23,767	14,652
Federal funds purchased	45,337	54,624
Note payable	10,000	—
Corporate debentures	16,958	16,945
Accrued interest payable	918	778
Settlement payments due FDIC	3,442	2,599
Accounts payable and accrued expenses	14,644	12,439

Total liabilities	2,171,163	2,021,826

Stockholders’ equity:
Common stock, $.01 par value: 100,000,000 shares authorized; 30,074,927 and 30,055,499 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	301	301
Additional paid-in capital	228,755	228,342
Retained earnings	32,645	28,277
Accumulated other comprehensive income	7,614	5,713

Total stockholders’ equity	269,315	262,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,440,478	$2,284,459

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest income:
Loans	$20,921	$16,254	$40,465	$32,581
Investment securities available for sale:
Taxable	3,064	3,945	6,433	7,514
Tax-exempt	350	341	700	688
Federal funds sold and other	144	165	295	299

	24,479	20,705	47,893	41,082

Interest expense:
Deposits	2,004	2,982	4,235	6,191
Securities sold under agreement to repurchase	25	23	45	47
Federal funds purchased	7	12	15	32
Federal Home Loan Bank advances and other borrowings	111	46	198	93
Corporate debentures	157	103	321	206

	2,304	3,166	4,814	6,569

Net interest income	22,175	17,539	43,079	34,513
Provision for loan losses	1,894	11,645	4,626	22,921

Net interest income after loan loss provision	20,281	5,894	38,453	11,592

Non interest income:
Service charges on deposit accounts	1,595	1,417	3,078	2,973
Income from correspondent banking and bond sales division	9,966	5,759	17,750	10,229
Commissions from sale of mutual funds and annuities	631	322	1,291	761
Debit card and ATM fees	1,017	714	1,932	1,370
Loan related fees	85	306	285	471
Bank owned life insurance income	363	235	721	474
Gain on sale of securities	726	3,120	1,328	3,129
Trading securities revenue	133	106	277	267
Bargain purchase gain	—	—	453	11,129
FDIC indemnification income	1,229	585	1,793	1,721
FDIC indemnification asset accretion/(amortization)	(290)	(47)	(786)	421
Trust fees	319	—	527	—
Other non interest revenue and fees	825	701	1,636	1,179

Total other income	16,599	13,218	30,285	34,124

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Non interest expenses:
Salaries, wages and employee benefits	19,050	13,820	36,511	27,326
Occupancy expense	2,481	2,114	4,542	4,208
Depreciation of premises and equipment	1,416	996	2,683	1,995
Supplies, stationary and printing	303	366	618	670
Marketing expenses	609	760	1,193	1,488
Data processing expense	962	1,625	1,967	2,917
Legal, auditing and other professional fees	601	623	1,221	1,317
Core deposit intangible (CDI) amortization	299	201	577	391
Postage and delivery	264	200	587	431
ATM and debit card related expenses	256	424	518	740
Bank regulatory expenses	658	645	1,358	1,445
Loss (gain) on sale of repossessed real estate (“OREO”)	229	(463)	501	55
Valuation write down of repossessed real estate (“OREO”)	835	1,235	1,090	3,270
Loss on repossessed assets other than real estate	40	82	138	103
Foreclosure and other credit related expenses	1,094	2,008	2,060	2,995
Acquisition and conversion related expenses	614	469	2,482	870
Other expenses	1,947	1,424	3,698	2,957

Total other expenses	31,658	26,529	61,744	53,178

Income (loss) before income taxes	5,222	(7,417)	6,994	(7,462)
Provision (benefit) for income taxes	1,542	(3,071)	2,025	(3,281)

Net income (loss)	$3,680	$(4,346)	$4,969	$(4,181)

Other comprehensive income, net of tax:
Change in unrealized holding gain on available for sale securities, net of reclassifications and deferred income tax of $1,316, $1,085, $1,147 and $1,382, respectively	2,182	1,798	1,901	2,290

Total comprehensive income (loss)	$5,862	$(2,548)	$6,870	$(1,891)

Earnings (loss) per share:
Basic	$0.12	$(0.14)	$0.16	$(0.14)
Diluted	$0.12	$(0.14)	$0.16	$(0.14)

Common shares used in the calculation of earnings (loss) per share:
Basic	30,072,395	30,037,556	30,069,013	30,028,844
Diluted	30,140,009	30,037,556	30,138,992	30,028,844

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2012 and 2011 (unaudited)

(in thousands of dollars, except per share data)

	Number of common shares	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at January 1, 2011	30,004,761	$300	$227,464	$21,569	$2,916	$252,249

Comprehensive income:
Net loss				(4,181)		(4,181)
Change in unrealized holding gain on available for sale securities, net of deferred income tax benefit of $1,382					2,290	2,290

Total comprehensive loss						(1,891)

Dividends paid – common ($0.02 per share)				(600)		(600)
Stock options exercised, including tax benefit	14,903		95			95
Stock grants issued	19,428		216			216
Stock based compensation expense			217			217

Balances at June 30, 2011	30,039,092	$300	$227,992	$16,788	$5,206	$250,286

Balances at January 1, 2012	30,055,499	$301	$228,342	$28,277	$5,713	$262,633

Comprehensive income:
Net income				4,969		4,969
Change in unrealized holding gain on available for sale securities, net of deferred income tax benefit of $1,147					1,901	1,901

Total comprehensive loss						6,870

Dividends paid – common ($0.02 per share)				(601)		(601)
Stock grants issued	19,428		216			216
Stock based compensation expense			197			197

Balances at June 30, 2012	30,074,927	$301	$228,755	$32,645	$7,614	$269,315

	Three months ended		Six months ended
Disclosure of reclassification amounts:	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Unrealized holding gain arising during the period, net of income taxes	$2,635	$3,744	$2,729	$4,242
Less: reclassified adjustments for gain included in net income, net of income taxes of $273, $1,174, $500 and $1,177, respectively	(453)	(1,946)	(828)	(1,952)

Net change in unrealized gain on securities, net of income taxes	$2,182	$1,798	$1,901	$2,290

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six months ended June,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,969	$(4,181)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,626	22,921
Depreciation of premises and equipment	2,683	1,995
Accretion of purchase accounting adjustments	(12,336)	(6,636)
Net amortization/accretion of investment securities	4,634	3,526
Net deferred loan origination fees	5	(64)
Gain on sale of securities available for sale	(1,328)	(3,129)
Trading securities revenue	(277)	(267)
Purchases of trading securities	(191,078)	(118,082)
Proceeds from sale of trading securities	190,294	119,325
Repossessed real estate owned valuation write down	1,090	3,270
Loss on sale of repossessed real estate owned	501	55
Repossessed assets other than real estate valuation write down	89	77
Loss on sale of repossessed assets other than real estate	49	26
Gain on sale of loans held for sale	(119)	(52)
Loans originated and held for sale	(7,342)	(3,140)
Proceeds from sale of loans held for sale	9,510	2,966
Gain on disposal of and or sale of fixed assets	(7)	(28)
Impairment of bank property held for sale	165	—
Deferred income taxes	1,979	(3,157)
Stock based compensation expense	318	372
Bank owned life insurance income	(721)	(474)
Bargain purchase gain from acquisition	(453)	(11,129)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	712	(716)
Net change in accrued interest payable, accrued expense, and other liabilities	2,378	3,340

Net cash provided by operating activities	10,341	6,818

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Six months ended June 30,
	2012	2011
Cash flows from investing activities:
Purchases of investment securities available for sale	(14,147)	(35,767)
Purchases of mortgage backed securities available for sale	(99,503)	(177,866)
Purchases of FHLB and FRB stock	(855)	—
Proceeds from maturities of investment securities available for sale	204	419
Proceeds from called investment securities available for sale	56,550	53,520
Proceeds from pay-downs of mortgage backed securities available for sale	64,068	55,572
Proceeds from sale of investment securities available for sale	12,812	10,621
Proceeds from sales of mortgage backed securities available for sale	102,265	142,572
Proceeds from sale of FHLB and FRB stock	3,683	971
Net decrease in loans	24,590	27,538
Cash received from FDIC loss sharing agreements	4,193	—
Purchases of premises and equipment, net	(8,038)	(4,340)
Proceeds from sale of repossessed real estate	10,172	10,005
Proceeds from insurance claims related to repossessed real estate	—	263
Proceeds from sale of fixed assets	37	71
Purchase of bank owned life insurance	(10,000)	—
Net cash from bank acquisitions	81,061	4,349

Net cash provided by investing activities	227,092	87,928

Cash flows from financing activities:
Net decrease in deposits	(280,950)	(34,061)
Net increase in securities sold under agreement to repurchase	9,115	4,863
Net (decrease) increase in federal funds purchased	(9,287)	18,940
Net increase (decrease) in FHLB advances and other borrowings	10,000	(12,000)
Stock options exercised, including tax benefit	—	95
Dividends paid	(601)	(600)

Net cash used by financing activities	(271,723)	(22,763)

Net (decrease) increase in cash and cash equivalents	(34,290)	71,983
Cash and cash equivalents, beginning of period	151,095	177,515

Cash and cash equivalents, end of period	$116,805	$249,498

Transfer of loans to other real estate owned	$13,015	$11,230

Cash paid during the period for:
Interest	$5,710	$7,612

Income taxes	$—	$147

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1:	Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and our wholly owned subsidiary bank, CenterState Bank of Florida, N.A. and our non bank subsidiary, R4ALL, Inc. Our subsidiary bank operates through 59 full service banking locations in 18 counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from our subsidiary bank and manage their eventual disposition. Our prior subsidiary bank, Valrico State Bank, was merged into CenterState Bank of Florida, N.A. during June 2012.

In addition, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our subsidiary bank located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia and Winston Salem, North Carolina. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits. The third revenue generating category includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

NOTE 2:	Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,133,315 and 1,155,304 stock options that were anti dilutive at June 30, 2012 and 2011, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income (loss)	$3,680	$(4,346)	$4,969	$(4,181)

Denominator:
Denominator for basic earnings per share
– weighted-average shares	30,072,395	30,037,556	30,069,013	30,028,844
Effect of dilutive securities:
Stock options and stock grants	67,614	—	69,979	—

Denominator for diluted earnings per share
– adjusted weighted-average shares	30,140,009	30,037,556	30,138,992	30,028,844

Basic (loss) earnings per share	$0.12	$(0.14)	$0.16	$(0.14)
Diluted (loss) earnings per share	$0.12	$(0.14)	$0.16	$(0.14)

NOTE 3:	Fair value

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to June 30, 2012 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of June 30, 2012, the fair value was determined by broker price indications of similar or same securities.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The mortgage back securities held by the Company were issued by U. S. government sponsored entities and agencies. Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at June 30, 2012
Assets:
Trading securities	$1,061	—	$1,061	—
Available for sale securities
U.S. government sponsored entities and agencies	26,817	—	26,817	—
Mortgage backed securities	404,073	—	404,073	—
Municipal securities	43,215	—	43,215	—

at December 31, 2011
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	78,877	—	78,877	—
Mortgage backed securities	470,994	—	470,994	—
Municipal securities	41,293	—	41,293	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level III in the fair value hierarchy.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at June 30, 2012
Assets:
Impaired loans
Residential real estate	$6,176	—	—	$6,176
Commercial real estate	411	—	—	411
Land, land development and construction	332	—	—	332
Commercial	10	—	—	10
Consumer	418	—	—	418
Other real estate owned
Residential real estate	$781	—	—	$781
Commercial real estate	2,313	—	—	2,313
Land, land development and construction	2,718	—	—	2,718

at December 31, 2011
Assets:
Impaired loans
Residential real estate	$6,462	—	—	$6,462
Commercial real estate	171	—	—	171
Land, land development and construction	2,775	—	—	2,775
Commercial	11	—	—	11
Consumer	480	—	—	480
Other real estate owned
Residential real estate	$1,733	—	—	$1,733
Commercial real estate	2,948	—	—	2,948
Land, land development and construction	2,767	—	—	2,767

Impaired loans with specific valuation allowances had a recorded investment of $7,981, with a valuation allowance of $634, at June 30, 2012, and a recorded investment of $13,203, with a valuation allowance of $3,304, at December 31, 2011. The Company recorded a provision for loan loss expense of $297 and $504 on these loans during the three and six month period ending June 30, 2012, respectively.

Other real estate owned had a decline in fair value of $835 and $1,090 during the three and six month period ending June 30, 2012, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at June 30, 2012	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$116,805	$116,805	$—	$—	$116,805
Trading securities	1,061	—	1,061	—	1,061
Investment securities available for sale	474,105	—	474,105	—	474,105
FHLB and FRB stock	9,770	—	—	—	n/a
Loans held for sale	1,692	—	1,692	—	1,692
Loans, less allowance for loan losses of $25,183	1,430,405	—	—	1,442,747	1,442,747
FDIC indemnification asset	141,057	—	—	—	n/a
Accrued interest receivable	6,507	—	—	6,507	6,507

Financial liabilities:
Deposits – without stated maturities	$1,478,889	$1,478,889	$—	$—	$1,478,889
Deposits – with stated maturities	577,208	—	585,970	—	585,970
Securities sold under agreement to repurchase	23,767	—	23,767	—	23,767
Federal funds purchased (correspondent bank deposits)	45,337	—	45,337	—	45,337
Note payable	10,000	—	10,000	—	10,000
Corporate debentures	16,958	—	—	8,525	8,525
Accrued interest payable	918	—	918	—	918

At December 31, 2011	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$151,095	$151,095
Trading securities	—	—
Investment securities available for sale	591,164	591,164
FHLB and FRB stock	10,804	n/a
Loans held for sale	3,741	3,741
Loans, less allowance for loan losses of $27,944	1,255,822	1,185,089
FDIC indemnification asset	50,642	50,642
Accrued interest receivable	6,929	6,929

Financial liabilities:
Deposits – without stated maturities	$1,312,871	$1,312,871
Deposits – with stated maturities	606,918	616,238
Securities sold under agreement to repurchase	14,652	14,652
Federal funds purchased (correspondent bank deposits)	54,624	54,624
Note payable	—	—
Corporate debentures	16,945	8,367
Accrued interest payable	778	778

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4:	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the six and three month periods ending June 30, 2012 and 2011.

Six month period ending June 30, 2012

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$45,658	$2,235	$—		$47,893
Interest expense	(4,283)	(15)	(516)		(4,814)

Net interest income	41,375	2,220	(516)		43,079
Provision for loan losses	(4,626)	—	—		(4,626)
Non interest income	11,221	19,061	3		30,285
Non interest expense	(45,307)	(14,864)	(1,573)		(61,744)

Net income before taxes	2,663	6,417	(2,086)		6,994
Income tax benefit (provision)	(379)	(2,415)	769		(2,025)

Net income (loss)	$2,284	$4,002	$(1,317)		$4,969

Total assets	$2,288,868	$146,703	$299,868	$(294,961)	$2,440,478

Three month period ending June 30, 2012

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$23,430	$1,049	$—		$24,479
Interest expense	(2,028)	(7)	(269)		(2,304)

Net interest income	21,402	1,042	(269)		22,175
Provision for loan losses	(1,894)	—	—		(1,894)
Non interest income	5,889	10,707	3		16,599
Non interest expense	(22,985)	(7,896)	(777)		(31,658)

Net income before taxes	2,412	3,853	(1,043)		5,222
Income tax benefit (provision)	(476)	(1,450)	384		(1,542)

Net (loss) income	$1,936	$2,403	$(659)		$3,680

Total assets	$2,288,868	$146,703	$299,868	$(294,961)	$2,440,478

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

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates its subsidiary bank and a non bank subsidiary, R4ALL, with 59 locations in 18 counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

Corresponding banking and bond sales division: Operating as a division of our subsidiary bank, its primary revenue generating activities are as follows: 1) the first, and largest, revenue generator is commissions earned on fixed income security sales; 2) the second category includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and service fees on correspondent bank checking accounts; and, 3) the third revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$26,640	$177	$0	$26,817
Mortgage backed securities	394,186	9,887	0	404,073
Municipal securities	41,071	2,202	58	43,215

Total	$461,897	$12,266	$58	$474,105

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$78,455	$422	$—	$78,877
Mortgage backed securities	464,237	7,309	552	470,994
Municipal securities	39,312	2,141	160	41,293

Total	$582,004	$9,872	$712	$591,164

The cost of securities sold is determined using the specific identification method. Sales of available for sale securities were as follows:

For the six months ended:	June 30, 2012	June 30, 2011
Proceeds	$115,077	$153,193
Gross gains	1,610	3,260
Gross losses	282	131

The tax provision related to these net realized gains was $500 and $1,177, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of available for sale securities at June 30, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Investment securities available for sale	Fair Value	Amortized Cost
Due in one year or less	$—	$—
Due after one year through five years	1,947	1,828
Due after five years through ten years	21,408	20,723
Due after ten years through thirty years	46,676	45,160
Mortgage backed securities	404,074	394,186

	$474,105	$461,897

Securities pledged at June 30, 2012 and December 31, 2011 had a carrying amount (estimated fair value) of $139,766 and $147,620 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	—	—	—	—	—	—
Municipal securities	4,119	58	—	—	4,119	58

Total temporarily impaired securities	$4,119	$58	$—	$—	$4,119	$58

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	96,004	552	—	—	96,004	552
Municipal securities	4,426	152	597	8	5,023	160

Total temporarily impaired securities	$100,430	$704	$597	$8	$101,027	$712

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6:	Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Jun 30, 2012	Dec 31, 2011
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$422,687	$405,923
Commercial	461,405	447,459
Construction, development, land	66,890	89,517

Total real estate	950,982	942,899
Commercial	127,880	126,064
Consumer and other loans, at fair value (note 1)	2,072	1,392
Consumer and other	47,973	49,999

Loans before unearned fees and cost	1,128,907	1,120,354
Unearned fees/costs	(644)	(639)
Allowance for loan losses for noncovered loans	(23,634)	(27,585)

Total loans not covered by FDIC loss share agreements	1,104,629	1,092,130

Loans covered by FDIC loss share agreements
Real estate loans
Residential	168,786	99,270
Commercial	140,628	54,184
Construction, development, land	9,663	8,231

Total real estate	319,077	161,685
Commercial	8,248	2,366

Total loans covered by FDIC loss share agreements	327,325	164,051
Allowance for loan losses for covered loans	(1,549)	(359)

Net loans covered by FDIC loss share agreements	325,776	163,692

Total loans, net of allowance for loan losses	$1,430,405	$1,255,822

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.
Note 2:	Includes $74,617 of loans that are subject to a two year put back option with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank. This put back period ends January 20, 2013. Also includes $147,172 of loans that are subject to a one year put back option with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford. This put back period ends November 1, 2012.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended June 30, 2012
Balance at beginning of period	$25,569	$441	$26,010
Loans charged-off	(3,322)	—	(3,322)
Recoveries of loans previously charged-off	601	—	601

Net charge-offs	(2,721)	—	(2,721)
Provision for loan loss	786	1,108	1,894

Balance at end of period	$23,634	$1,549	$25,183

Six months ended June 30, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(8,148)	—	(8,148)
Recoveries of loans previously charged-off	761	—	761

Net charge-offs	(7,387)	—	(7,387)
Provision for loan losses	3,436	1,190	4,626

Balance at end of period	$23,634	$1,549	$25,183

Three months ended June 30, 2011
Balance at beginning of period	$28,245	$—	$28,245
Loans charged-off	(12,303)	(293)	(12,596)
Recoveries of loans previously charged-off	124	—	124

Net charge-offs	(12,179)	(293)	(12,472)
Provision for loan loss	11,352	293	11,645

Balance at end of period	$27,418	$—	$27,418

Six months ended June 30, 2011
Balance at beginning of period	$26,267	$—	$26,267
Loans charged-off	(21,761)	(293)	(22,054)
Recoveries of loans previously charged-off	284	—	284

Net charge-offs	(21,477)	(293)	(21,770)
Provision for loan losses	22,628	293	22,921

Balance at end of period	$27,418	$—	$27,418

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total

Loans not covered by FDIC loss share agreements:

Three months ended June 30, 2012
Beginning of the period	$5,633	$7,594	$9,737	$1,575	$1,030	$25,569
Charge-offs	(482)	(491)	(2,100)	(17)	(232)	(3,322)
Recoveries	131	420	21	7	22	601
Provisions	(422)	568	210	73	357	786

Balance at June 30, 2012	$4,860	$8,091	$7,868	$1,638	$1,177	$23,634

Six months ended June 30, 2012
Beginning of the period	$6,700	$8,825	$9,098	$1,984	$978	$27,585
Charge-offs	(1,777)	(1,579)	(4,208)	(61)	(523)	(8,148)
Recoveries	152	423	85	11	90	761
Provisions	(215)	422	2,893	(296)	632	3,436

Balance at June 30, 2012	$4,860	$8,091	$7,868	$1,638	$1,177	$23,634

Three months ended June 30, 2011
Beginning of the period	$7,456	$10,150	$8,069	$1,661	$909	$28,245
Charge-offs	(2,751)	(5,954)	(3,083)	(368)	(147)	(12,303)
Recoveries	(30)	62	10	4	78	124
Provisions	3,257	5,281	2,592	196	26	11,352

Balance at June 30, 2011	$7,932	$9,539	$7,588	$1,493	$866	$27,418

Six months ended June 30, 2011
Beginning of the period	$7,704	$8,587	$6,893	$2,182	$901	$26,267
Charge-offs	(5,523)	(9,931)	(5,184)	(625)	(498)	(21,761)
Recoveries	78	74	12	15	105	284
Provisions	5,673	10,809	5,867	(79)	358	22,628

Balance at June 30, 2011	$7,932	$9,539	$7,588	$1,493	$866	$27,418

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Constr., develop., land	Comm. & industrial	Total

Loans covered by FDIC loss share agreements:

Three months ended June 30, 2012
Beginning of the period	$82	$292	$40	$27	$441
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions	—	1,163	(40)	(15)	1,108

Balance at June 30, 2012	$82	$1,455	$—	$12	$1,549

Six months ended June 30, 2012
Beginning of the period	$82	$223	$40	$14	$359
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions	—	1,232	(40)	(2)	1,190

Balance at June 30, 2012	$82	$1,455	$—	$12	$1,549

Three months ended June 30, 2011
Beginning of the period	$—	$—	$—	$—	$—
Charge-offs	—	—	(293)	—	(293)
Recoveries	—	—	—	—	—
Provisions	—	—	293	—	293

Balance at June 30, 2011	$—	$—	$—	$—	$—

Six months ended June 30, 2011
Beginning of the period	$—	$—	$—	$—	$—
Charge-offs	—	—	(293)	—	(293)
Recoveries	—	—	—	—	—
Provisions	—	—	293	—	293

Balance at June 30, 2011	$—	$—	$—	$—	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011. Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of June 30, 2012	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$250	$217	$126	$1	$40	$634
Collectively evaluated for impairment	4,610	7,874	7,742	1,637	1,111	22,974
Acquired with deteriorated credit quality	82	1,455	—	12	26	1,575

Total ending allowance balance	4,942	9,546	7,868	1,650	1,177	25,183

Loans:

Loans individually evaluated for impairment	9,987	31,539	2,942	3,169	458	48,095
Loans collectively evaluated for impairment (1)	412,700	429,866	63,948	124,711	47,515	1,078,740
Loans acquired with deteriorated credit quality	168,786	140,628	9,663	8,248	2,072	329,397

Total ending loans balance	$591,473	$602,033	$76,553	$136,128	$50,045	$1,456,232

	Real Estate Loans
As of December 31, 2011	Residential	Commercial	Constr., develop., land	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$783	$188	$2,292	$1	$40	$3,304
Collectively evaluated for impairment	5,917	8,637	6,806	1,983	912	24,255
Acquired with deteriorated credit quality	82	223	40	14	26	385

Total ending allowance balance	$6,782	$9,048	$9,138	$1,998	$978	$27,944

Loans:
Loans individually evaluated for impairment	10,647	24,213	11,955	6,333	520	53,668
Loans collectively evaluated for impairment (1)	395,276	423,246	77,562	119,731	49,479	1,065,294
Loans acquired with deteriorated credit quality	99,270	54,184	8,231	2,366	1,392	165,443

Total ending loans balance	$505,193	$501,643	$97,748	$128,430	$51,391	1,284,405

(1)	Includes $74,617 and $81,189, at June 30, 2012 and December 31, 2011, respectively, of loans that are subject to a two year put back option with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank. This put back period ends January 20, 2013. Also includes $147,172 and $152,723, at June 30, 2012 and December 31, 2011, respectively, of loans that are subject to a one year put back option with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford. This put back period ends November 1, 2012.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	June 30, 2012	Dec 31, 2011
Impaired loans with a specific valuation allowance	$7,981	$13,203
Impaired loans without a specific valuation allowance	40,114	40,465

Total impaired loans	$48,095	$53,668
Amount of allowance for loan losses allocated to impaired loans	634	$3,304

Performing TDRs	$6,799	$6,554
Non performing TDRs, included in NPLs	4,923	5,807

Total TDRs (TDRs are required to be included in impaired loans)	$11,722	$12,361
Impaired loans that are not TDRs	36,373	41,307

Total impaired loans	$48,095	$53,668

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $11,722 of TDRs. Of this amount $6,799 are performing pursuant to their modified terms, and $4,923 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”).

Troubled debt restructured loans (“TDRs”):	June 30, 2012	Dec 31, 2011
Performing TDRs	$6,799	$6,554
Non performing TDRs	4,923	5,807

Total TDRs	$11,722	$12,361

TDRs as of June 30, 2012 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the table below.

TDRs	Accruing	Non Accrual	Total
Real estate loans:
Residential	$4,932	$3,338	$8,270
Commercial	831	1,370	2,201
Construction, development, land	284	175	459

Total real estate loans	6,047	4,883	10,930
Commercial	334	—	334
Consumer and other	418	40	458

Total TDRs	$6,799	$4,923	$11,722

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $351 and $579 and partial charge offs of $326 and $588 on the TDR loans described above during the three and six month period ending June 30, 2012, respectively.

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

June 30, 2012
3 months interest only	$132
6 months interest only	1,257
12 months interest only	2,734
18 months interest only	187
payment reduction for 12 months	1,935
all other	5,477

Total TDRs	$11,722

While we do not have long-term experience with these types of activities, approximately 58% of our TDRs are current pursuant to their modified terms, and about $4,923, or approximately 42% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. However, it appears that the longer the period from the loan modification date, the higher the probability of the loan will become non-performing pursuant to its modified terms. Non performing TDRs average approximately 22 months in age from their modification date through June 30, 2012. Performing TDRs average approximately 19 months in age from their modification date through June 30, 2012.

The following table presents loans by class modified for which there was a payment default within twelve months following the modification during the period ending June 30, 2012.

	Number of Loans	Recorded Investment
Residential	9	$678
Commercial real estate	—	—
Construction, development, land	—	—
Commercial	—	—
Consumer and other	—	—

Total	9	$678

The Company recorded a provision for loan loss expense of $228 and $249 and partial charge offs of $233 and $280 on TDR loans that subsequently defaulted as described above during the three and six month period ending June 30, 2012, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of June 30, 2012	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$4,369	$3,561	$—
Commercial real estate	33,415	30,911	—
Construction, development, land	5,793	2,484	—
Commercial	3,253	3,158	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	6,875	6,426	250
Commercial real estate	678	628	217
Construction, development, land	665	458	126
Commercial	11	11	1
Consumer, other	464	458	40

Total	$55,523	$48,095	$634

As of December 31, 2011	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$4,314	$3,402	$—
Commercial real estate	26,966	23,854	—
Construction, development, land	11,665	6,888	—
Commercial	6,409	6,321	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	7,733	7,245	783
Commercial real estate	404	359	188
Construction, development, land	5,713	5,067	2,292
Commercial	12	12	1
Consumer, other	545	520	40

Total	$63,761	$53,668	$3,304

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending June 30, 2012	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,807	$76	$—
Commercial	31,444	336	—
Construction, development, land	4,413	6	—

Total real estate loans	45,664	418	—

Commercial loans	4,768	30	—
Consumer and other loans	468	5	—

Total	$50,900	$453	$—

Six month period ending June 30, 2012
Real estate loans:
Residential	$9,972	$138	$—
Commercial	29,613	661	—
Construction, development, land	6,666	15	—

Total real estate loans	42,251	814	—

Commercial loans	5,559	46	—
Consumer and other loans	483	10	—

Total	$52,293	$870	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending June 30, 2011	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$13,720	$84	$—
Commercial	42,780	159	—
Construction, development, land	15,553	31	—

Total real estate loans	72,053	274	—

Commercial loans	5,850	64	—
Consumer and other loans	651	10	—

Total	$78,554	$348	$—

Six month period ending June 30, 2011
Real estate loans:
Residential	$14,125	$110	$—
Commercial	45,410	356	—
Construction, development, land	16,042	41	—

Total real estate loans	75,577	507	—

Commercial loans	5,728	127	—
Consumer and other loans	667	11	—

Total	$81,972	$645	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents non-performing loans, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements.

Nonperforming loans were as follows:
	Jun 30, 2012	Dec 31, 2011
Non accrual loans	$31,769	$38,858
Loans past due over 90 days and still accruing interest	118	120

Total non performing loans	$31,887	$38,978

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

As of June 30, 2012	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$13,181	$—
Commercial real estate	13,055	—
Construction, development, land	3,705	—
Commercial	1,498	—
Consumer, other	330	118

Total	$31,769	$118

As of December 31, 2011	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$14,810	$—
Commercial real estate	11,637	—
Construction, development, land	10,482	—
Commercial	1,464	—
Consumer, other	465	120

Total	$38,858	$120

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

	Accruing Loans
As of June 30, 2012	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$422,687	$1,781	$434	$—	$2,215	$407,291	$13,181
Commercial real estate	461,405	1,133	264	—	1,397	446,953	13,055
Construction/dev/land	66,890	1,287	49	—	1,336	61,849	3,705
Commercial	127,880	1,496	56	—	1,552	124,830	1,498
Consumer	50,045	289	71	118	478	49,237	330

Total	$1,128,907	$5,986	$874	$118	$6,978	$1,090,160	$31,769

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Accruing Loans
As of December 31, 2011	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$405,923	$5,551	$2,228	$—	$7,779	$383,334	$14,810
Commercial real estate	447,459	4,479	1,037	—	5,516	430,306	11,637
Construction/dev/land	89,517	1,018	216	—	1,234	77,801	10,482
Commercial	126,064	781	119	—	900	123,700	1,464
Consumer	51,391	636	192	120	948	49,978	465

Total	$1,120,354	$12,465	$3,792	$120	$16,377	1,065,119	$38,858

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	As of June 30, 2012
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$391,624	$5,450	$25,613	$—
Commercial real estate	370,114	50,054	41,237	—
Construction/dev/land	48,618	11,917	6,355	—
Commercial	114,684	6,542	6,654	—
Consumer\	48,608	635	802	—

Total	$973,648	$74,598	$80,661	$—

	As of December 31, 2011
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$373,833	$6,723	$25,367	$—
Commercial real estate	363,376	52,161	31,922	—
Construction/dev/land	61,854	13,070	14,593	—
Commercial	111,782	4,314	9,968	—
Consumer	49,693	689	1,009	—

Total	$960,538	$76,957	$82,859	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, based on payment activity as of June 30, 2012:

	Residential	Consumer
Performing	$409,506	$49,597
Nonperforming	13,181	448

Total	$422,687	$50,045

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2012 and December 31, 2011. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Jun 30, 2012	Dec 31, 2011
Contractually required principal and interest	$594,439	$291,531
Non-accretable difference	(164,756)	(51,536)

Cash flows expected to be collected	429,683	239,995
Accretable yield	(100,286)	(74,552)

Carrying value of acquired loans	$329,397	$165,443
Allowance for loan losses	(1,575)	(385)

Carrying value less allowance for loan losses	$327,822	$165,058

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $1,632 and $4,400 from non-accretable difference to accretable yield during the three month and six month periods ending June 30, 2012, respectively, to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and six month periods ending June 30, 2012.

Activity during the three month period ending June 30, 2012	Mar 31, 2012	Effect of acquisitions	income accretion	all other adjustments	June 30, 2012
Contractually required principal and interest	$625,538	$—	$—	$(31,099)	$594,439
Non-accretable difference	(171,282)	—	—	6,526	(164,756)

Cash flows expected to be collected	454,256	—	—	(24,573)	429,683
Accretable yield	(104,704)	—	6,465	(2,047)	(100,286)

Carry value of acquired loans	$349,552	$—	$6,465	$(26,620)	$329,397

Activity during the six month period ending June 30, 2012	Dec 31, 2011	Effect of acquisitions	income accretion	all other adjustments	June 30, 2012
Contractually required principal and interest	$291,531	$363,130	$—	$(60,222)	$594,439
Non-accretable difference	(51,536)	(125,630)	—	12,410	(164,756)

Cash flows expected to be collected	239,995	237,500	—	(47,812)	429,683
Accretable yield	(74,552)	(32,975)	11,747	(4,506)	(100,286)

Carry value of acquired loans	$165,443	$204,525	$11,747	$(52,318)	$329,397

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7:	FDIC indemnification asset

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010 and the acquisition of two failed banks in 2012. The activity in the FDIC loss share indemnification asset is as follows:

	Six months period ended Jun 30, 2012	Six months period ended Jun 30, 2011
Beginning of the year	$50,642	$59,456
Effect of acquisitions	93,166	—
Discount accretion	(786)	421
Indemnification revenue	841	1,486
Indemnification of foreclosure expense	435	936
Proceeds from FDIC	(4,193)	(3,590)
Impairment of loan pool	952	235

End of the year	$141,057	$58,944

Impairment of loan pools

Loan pools covered by FDIC loss share agreements were impaired by $1,190 which was an expense included in our loan loss provision expense. The 80% FDIC reimbursable amount of this expense ($952) was included in the Company’s non interest income and as an increase in the Company’s FDIC indemnification asset.

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

On January 25, 2012 the Company borrowed $10,000 on a short term basis at the holding company level to help facilitate the acquisition from the Federal Deposit Insurance Corporation (“FDIC”) of Central Florida State Bank (“Central FL”) and First Guaranty Bank & Trust (“FGB”) during January 2012 by our subsidiary bank. The Company invested those funds in its subsidiary bank such that the bank would have sufficient capital to support the initial balance sheets of the two acquired banks. Subsequent to the acquisitions, we exercised our option to reprice approximately $127,856 of internet time deposits assumed pursuant to the acquisition of FGB to current market interest rates. Subsequently, all of these

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

deposits were withdrawn prior to maturity without penalty. By shrinking the balance sheet of its subsidiary bank, it freed up excess capital at the bank which returned the funds to the holding company in the form of a dividend on July 2, 2012. The holding company then used these funds to immediately repay the note. The interest rate on the note was 90 day LIBOR plus 400 bps.

NOTE 9:	Business combinations

The Company, through its subsidiary bank, purchased two failed financial institutions from the FDIC. On January 20, 2012 it purchased Central FL in Belleview, Florida. On January 27, it purchased FGB in Jacksonville, Florida. As a result of these acquisitions, the Company expects to further solidify its market share in the Florida market, expand its customer base to enhance deposit fee income, and reduce operating costs through economies of scale.

The Company exercised its option, pursuant to the FDIC purchase and assumption agreement, not to purchase Central FL’s branch real estate. During the first quarter of 2012, the Company consolidated three of the four Central FL branches into nearby existing CenterState branches. The fourth branch has been consolidated into a nearby CenterState existing branch during July 2012.

The Company also exercised its option, pursuant to the FDIC purchase and assumption agreement, and did not purchase six of the eight branch real estate locations of FGB. It has purchased two of the offices and consolidated the remaining six branches into the remaining two existing branches, which have approximately 75% of FGB’s deposits as of the acquisition date, during the second quarter. The two office locations were purchased at current market value based on current appraisals.

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

Acquired institution Date of acquisition	Central FL Jan 20, 2012	FGB Jan 27, 2012
Assets:
Cash due from banks, Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”)	$4,870	$77,642
Federal funds sold	8,550	—
Securities available for sale	1,942	3,500
Loans covered by FDIC loss share agreements	31,376	171,949
Loans not covered by FDIC loss share agreements	239	961
Covered repossessed real estate owned (“OREO”)	2,347	15,318
FDIC indemnification asset	15,018	78,143
FHLB stock and FRB stock	168	1,627
Goodwill	—	8,750
Core deposit intangible	375	1,521
Trust intangible	—	1,580
Other assets	1,109	2,742

Total assets acquired	$65,994	$363,733

Liabilities:
Deposits	$65,209	$353,099
FHLB advances	—	10,060
Other liabilities	332	574

Total liabilities assumed	$65,541	$363,733

Net assets acquired (bargain purchase gain)	$453

Deferred tax impact	(170)

Net assets acquired, including deferred tax impact	$283

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

The acquisitions were accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available for loans, OREO and indemnification asset due to pending real estate appraisals.

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

The operating results of the Company for the three month and six month periods ended June 30, 2012 include the operating results of the acquired assets and assumed liabilities since the acquisition date of January 20, 2012 for Central FL and January 27, 2012 for FGB. Due primarily to the significant amount of fair value adjustments and the Loss Share Agreements now in place, historical results of Central FL and FGB are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 10:	Effect of new pronouncements

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

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2012 AND DECEMBER 31, 2011

Overview

Our total assets increased approximately 6.8% during the six month period ending June 30, 2012 primarily due to the acquisitions of Central Florida State Bank in Belleveiw, Florida (“Central FL”) and First Guaranty Bank and Trust Company of Jacksonville in Jacksonville, Florida (“FGB”) discussed in Note 9. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $93,361 at June 30, 2012 (approximately 3.8% of total assets) as compared to $133,202 at December 31, 2011 (approximately 5.8% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored entities and agency securities and municipal tax exempt securities, were $474,105 at June 30, 2012 (approximately 19% of total assets) compared to $591,164 at December 31, 2011 (approximately 26% of total assets), a decrease of $117,059 or 20%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities. At June 30, 2012 our trading securities had a fair market value of $1,061, which were two securities. A list of the activity in this portfolio is summarized below.

	Six month period ended Jun 30, 2012	Six month period ended Jun 30, 2011
Beginning balance	$—	$2,225
Purchases	191,078	118,082
Proceeds from sales	(190,294)	(119,325)
Net realized gain on sales	277	261
Mark to market adjustment	—	6

Ending balance	$1,061	$1,249

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

	Six month period ended Jun 30, 2012	Six month period ended Jun 30, 2011
Beginning balance	$3,741	$673
Loans originated	7,342	3,140
Proceeds from sales	(9,510)	(2,966)
Net realized gain on sales	119	52

Ending balance	$1,692	$899

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the six month period ended June 30, 2012, were $1,442,883, or 69% of average earning assets, as compared to $1,214,772, or 64% of average earning assets, for the similar period in 2011. Total loans at June 30, 2012 and December 31, 2011 were $1,455,588 and $1,283,766, respectively, an increase of $171,822, or 13.4%. This represents a loan to total asset ratio of 59.6% and 56.2% and a loan to deposit ratio of 70.8% and 66.9%, at June 30, 2012 and December 31, 2011, respectively.

Our total loans, excluding loans covered by FDIC loss share agreements, increased by $8,548 during the six month period ending June 30, 2012, an annualized rate of 1.5%. The weak economy in general and the struggling Florida real estate market in particular, have made it difficult to grow our loan portfolio. However, we have seen improvement in our credit metrics over the past two quarters, and did have better loan growth in the second quarter. Loans decreased by $10,710 during the first quarter of the year and increased by $19,258 during the second quarter.

Total loans covered by FDIC loss share agreements increased by $163,274 during the six month period ending June 30, 2012. This was due to the acquisitions of Central FL and FGB as described in Note 9. Excluding these purchased loans (carrying balance of approximately $183,592 at June 30, 2012), our FDIC covered loan portfolio decreased by approximately $20,318 during the six month period.

Approximately 22.5% of our loans, or $327,325, is covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. Within the FDIC covered loan portfolio, 52%

are collateralized by single family residential real estate and 43% are collateralized by commercial real estate. The remainder is a mix of commercial non real estate loans and land, land development and construction loans.

Approximately 5.1% of the Company’s loans, or $74,617, are subject to a two year put back option, commencing January 20, 2011, with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank.

Approximately 10.1% of the Company’s loans, or $147,172, are subject to a one year put back option, commencing November 1, 2011, with Hartford Insurance Group (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford.

Approximately 62.3% of the Company’s loans, or $906,474, is not covered by FDIC loss sharing agreements or subject to a put back option with TD Bank, N.A. or Hartford.

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

Our total loans, including those with and without loss protection agreements, total $1,455,588 at June 30, 2012. Of this amount approximately 87% are collateralized by real estate, 9% are commercial non real estate loans and the remaining 4% are consumer and other non real estate loans. We have approximately $591,473 of single family residential loans which represents about 40% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 41% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Jun 30, 2012	Dec 31, 2011
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$422,687	$405,923
Commercial	461,405	447,459
Construction, development, land	66,890	89,517

Total real estate	950,982	942,899
Commercial	127,880	126,064
Consumer and other loans (note 1)	2,072	1,392
Consumer and other loans	47,973	49,999

Loans before unearned fees and cost	1,128,907	1,120,354
Unearned fees/costs	(644)	(639)
Allowance for loan losses for non covered loans	(23,634)	(27,585)

Total loans not covered by FDIC loss share agreements	1,104,629	1,092,130

Loans covered by FDIC loss share agreements
Real estate loans
Residential	168,786	99,270
Commercial	140,628	54,184
Construction, development, land	9,663	8,231

Total real estate	319,077	161,685
Commercial	8,248	2,366

	327,325	164,051
Allowance for loan losses for covered loans	(1,549)	(359)

Net loans covered by FDIC loss share agreements	325,776	163,692

Total loans	1,430,405	$1,255,822

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.
Note 2:	Includes $74,617 of loans that are subject to a two year put back option with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank. This put back period ends January 20, 2013. Also includes $147,172 of loans that are subject to a one year put back option with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford. This put back period ends November 1, 2012.

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

We expect to provide an allowance for loan losses for the FTC purchased loans in the fourth quarter of 2012 and for the TD Bank purchased loans in the first quarter of 2013. Because these were selected performing loans and because we have the option to put back any loan that becomes 30 days past due or is adversely classified, the initial allowance for loan losses related to these two groups of loans are not expected to be material.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at June 30, 2012 and December 31, 2011.

	June 30, 2012			Dec 31, 2011			increase (decrease)
	loan balance	ALLL balance	%	loan balance	ALLL balance	%	loan balance	ALLL balance
Impaired loans	$48,095	$634	1.32%	$53,668	$3,304	6.16%	$(5,573)	$(2,670)	-484bps
Non impaired loans	858,379	23,000	2.68%	819,767	24,281	2.96%	38,612	(1,281)	-28bps
TD loans (note 1)	74,617	—		90,457	—		(15,840)	—
FTC loans (note 2)	147,172	—		155,823	—		(8,651)	—

Loans (note 3)	1,128,263	23,634	2.09%	1,119,715	27,585	2.46%	8,548	(3,951)	-37bps
Covered loans (note 4)	327,325	1,549		164,051	359		163,274	1,190

Total loans	$1,455,588	$25,183	1.73%	$1,283,766	$27,944	2.18%	$171,822	$(2,761)	-45bps

Note 1:	Performing loans purchased from TD Bank subject to a two year put back option commencing on January 20, 2011, such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loans to TD Bank.
Note 2:	Performing loans purchased from Hartford’s then wholly owned bank, FTC, subject to a one year put back option commencing on November 1, 2011, such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loans to Hartford.
Note 3:	Total loans not covered by FDIC loss share agreements.
Note 4:	Loans covered by FDIC loss share agreements. Eighty percent of any losses in this portfolio will be reimbursed by the FDIC and recognized as FDIC Indemnification income and included in non-interest income within the Company’s condensed consolidated statement of operations.

The general loan loss allowance (non-impaired loans) decreased by $1,281, or 28 bps to 2.68% of the non-impaired loan balance outstanding as of the end of the current period as compared to 2.96% at December 31, 2011. This is a result of changes in historical charge off rates, changes in environmental factors and changes in the loan portfolio mix.

Currently, there is no general loan loss allowance associated with the performing loans purchased from TD Bank and for the FTB performing loans purchased from Hartford for the reasons described in notes 1 and 2 above.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans not covered by an FDIC loss sharing agreement on a loan by loan basis. We recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $7,428 to $48,095 ($47,461 when the $634 specific allowance is considered) from their legal unpaid principal balance outstanding of $55,523. As such, in the aggregate, our total impaired loans have been written down to approximately 85% of their legal unpaid principal balance.

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

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at June 30, 2012. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended June 30, 2012
Balance at beginning of period	$25,569	$441	$26,010
Loans charged-off	(3,322)	—	(3,322)
Recoveries of loans previously charged-off	601	—	601

Net charge-offs	(2,721)	—	(2,721)
Provision for loan loss	786	1,108	1,894

Balance at end of period	$23,634	$1,549	$25,183

Three months ended June 30, 2011
Balance at beginning of period	$28,245	$—	$28,245
Loans charged-off	(12,303)	(293)	(12,596)
Recoveries of loans previously charged-off	124	—	124

Net charge-offs	(12,179)	(293)	(12,472)
Provision for loan losses	11,352	293	11,645

Balance at end of period	$27,418	$—	$27,418

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Six months ended June 30, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(8,148)	—	(8,148)
Recoveries of loans previously charged-off	761	—	761

Net charge-offs	(7,387)	—	(7,387)
Provision for loan loss	3,436	1,190	4,626

Balance at end of period	$23,634	$1,549	$25,183

Six months ended June 30, 2011
Balance at beginning of period	$26,267	$—	$26,267
Loans charged-off	(21,761)	(293)	(22,054)
Recoveries of loans previously charged-off	284	—	284

Net charge-offs	(21,477)	(293)	(21,770)
Provision for loan losses	22,628	293	22,921

Balance at end of period	$27,418	$—	$27,418

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

Type B loans: all other acquired loans.

Income on acquired loans, whether Type As or Type Bs, is recognized in the same manner pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. We accreted approximately $2,682 and $4,583 into interest income during the three and six month periods ending June 30, 2012, respectively, from these purchased loans.

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

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 2.83% at June 30, 2012, compared to 3.48% at December 31, 2011.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $39,383 at June 30, 2012, compared to $49,309 at December 31, 2011. Non performing assets as a percentage of total assets were 1.61% at June 30, 2012, compared to 2.16% at December 31, 2011.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated. All loans, OREO and other repossessed assets covered by FDIC loss share agreements are excluded.

	Jun 30, 2012	Dec 31, 2011
Non-accrual loans	$31,769	$38,858
Past due loans 90 days or more and still accruing interest	118	120

Total non-performing loans (NPLs)	31,887	38,978

Other real estate owned (OREO)	6,855	8,712
Repossessed assets other than real estate	641	1,619

Total non-performing assets (NPAs)	$39,383	$49,309

Total NPLs as a percentage of total loans	2.83%	3.48%
Total NPAs as a percentage of total assets	1.61%	2.16%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans	0.61%	1.45%
Allowance for loan losses	$23,634	$27,585
Allowance for loan losses as a percentage of NPLs	74%	71%

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of June 30, 2012 the Company had reported a total of 226 non accrual loans with an aggregate book value of $31,769, compared to December 31, 2011 when 221 non accrual loans with an aggregate book value of $38,858 were reported. Most of the $7,089 decrease came from the land, development and construction loan category. The other categories remained approximately the same or slight decreases except for commercial real estate which increased by approximately $1,418. This amount is further delineated by collateral category and number of loans in the table below.

collateral category (unaudited)	carrying balance	percentage of total non accrual loans	number of non accrual loans in category
Residential real estate loans	$13,181	41%	93
Commercial real estate loans	13,055	41%	43
Land, development, construction loans	3,705	12%	35
Non real estate commercial loans	1,498	5%	28
Non real estate consumer and other loans	330	1%	27

Total non accrual loans at June 30, 2012	$31,769	100%	226

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At June 30, 2012, total OREO was $37,098. Of this amount, $30,243 is covered by FDIC loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $6,855 at June 30, 2012. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Statement of Operations. OREO is further delineated in the table below.

(unaudited) description of repossessed real estate	carrying amount at June 30, 2012
16 single family homes	$1,187
1 mobile homes with land	126
38 residential building lots	1,335
6 commercial buildings	1,446
Land / various acreages	2,761

Total, excluding OREO covered by FDIC loss share agreements	$6,855

Impaired loans are defined as loans that management has concluded will not repay as agreed upon pursuant to the terms of the original loan agreements. (Small balance homogeneous loans are not considered for impairment purposes.) Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At June 30, 2012 we have identified a total of $48,095 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $634 has been attached to $7,981 of the total identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $48,095, has been partially charged down by $7,428 from their aggregate legal unpaid balance of $55,523. The table below summarizes impaired loan data for the periods presented.

	June 30, 2012	Dec 31, 2011
Impaired loans with a specific valuation allowance	$7,981	$13,203
Impaired loans without a specific valuation allowance	40,114	40,465

Total impaired loans	$48,095	$53,668
Amount of allowance for loan losses allocated to impaired loans	634	$3,304

Performing TDRs	$6,799	$6,554
Non performing TDRs, included in NPLs	4,923	5,807

Total TDRs (TDRs are required to be included in impaired loans)	$11,722	$12,361
Impaired loans that are not TDRs	36,373	41,307

Total impaired loans	$48,095	$53,668

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of June 30, 2012, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $100,902 at June 30, 2012 compared to $94,358 at December 31, 2011, an increase of $6,544 or 7%. This amount is the result of purchases, net of dispositions, and construction in process of $9,897 less $2,683 of depreciation expense and $670 carrying value transfer of bank property to held-for-sale. The building was transferred at its $505 net realizable value resulting in an impairment expense of $165. The $9,897 of purchases and construction cost, net of disposals, was primarily the result of: the construction of two new branches, one of which was a permanent replacement for a previously leased temporary location; purchase of two office locations from the FDIC in Jacksonville; remodel and reconfigure construction cost; and, acquisition of additional furniture, fixtures and equipment relating to our acquisitions of Central FL and FGB, as well as the two newly constructed offices referred to above, and normal replacements and upgrading of existing equipment, furniture and software.

Deposits

During the six month period ending June 30, 2012, total deposits increased by $136,308 (time deposits decreased by $29,710 and non time deposits increased by $166,018) primarily due to the $418,308 of deposits acquired pursuant to the Central FL and FGB acquisitions during January 2012. We assumed $127,856 of internet time deposits pursuant to the FGB acquisition. The Company exercised its option, pursuant to the FDIC purchase and assumption agreement, to immediately reprice this group of time deposits subsequent to the acquisition date to estimated market rates. Pursuant to the FDIC purchase and assumption agreement, if the Company chooses to reprice any time deposits, the customer has the option of withdrawing their deposit any time prior to maturity without penalty. All of the internet time deposits have been withdrawn early. In addition, the Company also repriced approximately $10,673 of additional time deposits to current market rates subsequent to the acquisition date. All other deposits assumed have been marked to estimated fair value in the Company’s financial statements as of the acquisition date. A summary of our deposit mix is presented in the table below.

	Jun 30, 2012	% of total	Dec 31, 2011	% of total
Demand – non-interest bearing	$500,871	24%	$423,128	22%
Demand – interest bearing	408,877	20%	344,303	18%
Savings deposits	243,390	12%	205,387	10%
Money market accounts	325,751	16%	340,053	18%
Time deposits	577,208	28%	606,918	32%

Total deposits	$2,056,097	100%	$1,919,789	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $23,767 at June 30, 2012 compared to $14,652 at December 31, 2011.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At June 30, 2012 we had $45,337 of correspondent bank deposits or federal funds purchased, compared to $54,624 at December 31, 2011.

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

Stockholders’ equity

Stockholders’ equity at June 30, 2012, was $269,315, or 11.0% of total assets, compared to $262,633, or 11.5% of total assets at December 31, 2011. The increase in stockholders’ equity was due to the following items:

$262,633	Total stockholders’ equity at December 31, 2011
4,969	Net income during the period
(601)	Dividends paid on common shares, $0.02 per common share
1,901	Net increase in market value of securities available for sale, net of deferred taxes
413	Employee equity based compensation

$269,315	Total stockholders’ equity at June 30, 2012

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2012, the Company’s subsidiary bank, CenterState Bank of Florida, N.A., exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2012 and December 31, 2011 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A. are presented in the tables below.

CenterState Banks, Inc. (the Company)	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2012
Total capital (to risk weighted assets)	$241,479	17.8%	$135,718	> 10%	$105,761
Tier 1 capital (to risk weighted assets)	224,413	16.5%	81,431	> 6%	142,982
Tier 1 capital (to average assets)	224,413	9.2%	121,596	> 5%	102,817

December 31, 2011
Total capital (to risk weighted assets)	$247,567	19.1%	$129,927	> 10%	$117,640
Tier 1 capital (to risk weighted assets)	231,182	17.8%	77,956	> 6%	153,226
Tier 1 capital (to average assets)	231,182	10.5%	110,143	> 5%	121,039

CenterState Bank of Florida, N.A.	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2012
Total capital (to risk weighted assets)	$231,172	17.2%	$134,556	> 10%	$96,616
Tier 1 capital (to risk weighted assets)	214,252	15.9%	80,734	> 6%	133,518
Tier 1 capital (to average assets)	214,252	8.9%	120,539	> 5%	93,713

December 31, 2011
Total capital (to risk weighted assets)	$183,942	15.9%	$115,569	> 10%	$68,374
Tier 1 capital (to risk weighted assets)	169,365	14.7%	69,341	> 6%	100,024
Tier 1 capital (to average assets)	169,365	8.4%	100,589	> 5%	68,776

Valrico State Bank	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
December 31, 2011
Total capital (to risk weighted assets)	$23,377	17.9%	$13,085	> 10%	$10,292
Tier 1 capital (to risk weighted assets)	21,730	16.6%	7,851	> 6%	13,879
Tier 1 capital (to average assets)	21,730	12.8%	8,468	> 5%	13,262

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

Overview

We recognized net income of $3,680 or $0.12 per share basic and diluted for the three month period ended June 30, 2012, compared to a net loss of $4,346 or $0.14 per share basic and diluted for the same period in 2011.

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

•

our loan loss provision expense is significantly less this quarter than the same quarter last year which was reflective of the depressed real estate market in Central Florida; we sold non performing loans during the fourth quarter of 2011 contributing to the improvement in all of our credit metrics during the first quarter of 2012 and our credit metrics continued to improve during the second quarter of 2012;

•	commission revenue from bond sales at our correspondent banking segment was higher in the current quarter compared to the similar quarter last year.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $4,636 or 26% to $22,175 during the three month period ended June 30, 2012 compared to $17,539 for the same period in 2011. The $4,636 increase was the result of a $3,774 increase in interest income and a $862 decrease in interest expense.

Interest earning assets averaged $2,089,533 during the three month period ended June 30, 2012 as compared to $1,919,109 for the same period in 2011, an increase of $170,424, or 9%. The yield on average interest earning assets increased 38bps to 4.71% (39bps to 4.78% tax equivalent basis) during the three month period ended June 30, 2012, compared to 4.33% (4.39% tax equivalent basis) for the same period in 2011. The combined effects of the $170,424 increase in average interest earning assets and the 38bps (39bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $3,774 ($3,792 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,696,412 during the three month period ended June 30, 2012 as compared to $1,517,884 for the same period in 2011, an increase of $178,528, or 12%. The cost of average interest bearing liabilities decreased 29bps to 0.55% during the three month period ended June 30, 2012, compared to 0.84% for the same period in 2011. The combined effects of the $178,528 increase in average interest bearing liabilities and the 29bps decrease in cost of average interest bearing liabilities resulted in the $862 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2012 and 2011 on a tax equivalent basis.

	Three months ended June 30,
	2012			2011
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$1,122,268	$14,718	5.27%	$1,032,592	$13,885	5.39%
Covered loans (10)	337,258	6,372	7.60%	184,413	2,532	5.51%
Securities – taxable	475,099	3,064	2.59%	513,132	3,945	3.08%
Securities – tax exempt (9)	38,755	521	5.41%	35,132	500	5.71%
Fed funds sold and other (3)	116,153	144	0.50%	153,840	165	0.43%

Total interest earning assets	2,089,533	24,819	4.78%	1,919,109	21,027	4.39%

Allowance for loan losses	(26,254)			(26,549)
All other assets	423,431			286,908

Total assets	$2,486,710			$2,179,468

Interest bearing deposits (4)	1,590,953	2,004	0.51%	1,399,653	2,982	0.85%
Fed funds purchased	54,131	7	0.05%	82,118	12	0.06%
Other borrowings (5)	24,373	25	0.41%	23,613	69	1.17%
Note payable (6)	10,000	111	4.42%	—	—	—
Corporate debentures	16,955	157	3.75%	12,500	103	3.31%

Total interest bearing liabilities	1,696,412	2,304	0.55%	1,517,884	3,166	0.84%

Demand deposits	507,138			392,504
Other liabilities	15,720			15,172
Stockholders’ equity	267,440			253,908

Total liabilities and stockholders’ equity	$2,486,710			$2,179,468

Net interest spread (tax equivalent basis) (7)			4.23%			3.55%

Net interest income (tax equivalent basis)		$22,515			$17,861

Net interest margin (tax equivalent basis) (8)			4.33%			3.73%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $211 and $80 for the three month periods ended June 30, 2012 and 2011.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($493) and ($408) for the three month periods ended June 30, 2012 and 2011.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Represents a $10,000 short-term note used to facilitate the two FDIC assisted transactions during January 2012 which was subsequently been repaid during July 2012.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
Note 10:	Loans covered by FDIC loss share agreements accounted for pursuant to ASC Topic 310-30.

Provision for loan losses

The provision for loan losses decreased $9,751, or 84%, to $1,894 during the three month period ending June 30, 2012 compared to $11,645 for the comparable period in 2011. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2012 was $16,599 compared to $13,218 for the comparable period in 2011. This increase was the result of the following components listed in the table below.

Three month period ending:	June 30, 2012	June 30, 2011	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,595	$1,417	$178	12.6%
Income from correspondent banking and bond sales division	9,966	5,759	4,207	73.1%
Correspondent banking division – other fees	553	430	123	28.6%
Commissions from sale of mutual funds and annuities	631	322	309	96.0%
Debit card and ATM fees	1,017	714	303	42.4%
Loan related fees	85	306	(221)	(72.2%)
BOLI income	363	235	128	54.5%
Trading securities revenue	133	106	27	25.5%
FDIC indemnification asset – accretion of discount rate	(290)	(47)	(243)	517.0%
FDIC OREO indemnification income	343	585	(242)	(41.4)
FDIC pool impairment indemnification income	886	—	886	n/a
Trust income	319	—	319	n/a
Other service charges and fees	272	271	1	0.4%
Gain on sale of securities available for sale	726	3,120	(2,394)	(76.7%)

Total non-interest income	$16,599	$13,218	$3,381	25.6%

The FDIC indemnification asset (“IA”) discount amortization is producing negative amortization due to adjustments in the FDIC covered loan portfolio. That is, to the extent current adjusted projected losses in the covered loan portfolio are less than originally projected losses and therefore future loan accretion yields increase, the related projected reimbursements from the FDIC contemplated in the IA is less, which produces a negative income accretion in non-interest income. This event corresponds to the increase in yields in the FDIC covered loan portfolio.

When a FDIC covered OREO property is sold at a loss (i.e. difference between carrying value and proceeds received), the loss is included in non-interest expense as loss on sale of OREO, and approximately eighty percent of the loss is recorded as FDIC indemnification income and included in non-interest income. Eighty percent of any related FDIC loan pool impairments also are reflected in non-interest income.

We acquired a Trust department in our January 27, 2012 FDIC assisted acquisition of FGB, which is currently producing gross Trust revenue of approximately $100 per month. Income from correspondent banking and bond sales division (i.e. commissions from bond sales) increased significantly during the current quarter compared to the same quarter last year. The increase is due to volume which is reflective of the needs of the market as well as volatility in interest rates. Our bond customers are approximately 500 small and medium sized financial institutions primarily located in Florida, Georgia and Alabama. These increases in non-interest income were partially offset by less gain on sales of securities available for sale during the current quarter compared to the same period last year. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management, investment yields and asset/liability management.

Non-interest expense

Non-interest expense for the three months ended June 30, 2012 increased $5,129, or 19.3%, to $31,658, compared to $26,529 for the same period in 2011. Components of our non-interest expenses are listed in the table below.

Three month period ending:	June 30, 2012	June 30, 2011	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$15,650	$11,246	$4,404	39.2%
Employee incentive/bonus compensation	897	594	303	51.1%
Employee stock based compensation	164	182	(18)	(9.9%)
Deferred compensation expense	123	115	8	7.0%
Health insurance and other employee benefits	1,052	831	221	26.6%
Payroll taxes	814	649	165	25.4%
Employer 401K matching contributions	303	230	73	31.7%
Other employee related expenses	231	104	127	122.1%
Incremental direct cost of loan origination	(184)	(131)	(53)	40.4%

Total salaries, wages and employee benefits	19,050	13,820	5,230	37.8%

(Gain) loss on sale of OREO	(120)	46	(166)	(360.9%)
Loss (gain) on sale of FDIC covered OREO	349	(509)	858	168.6%
Valuation write down of OREO	418	846	(428)	(50.6%)
Valuation write down of FDIC covered OREO	417	389	28	7.2%
Loss on repossessed assets other than real estate	40	82	(42)	(51.2%)
Foreclosure and repossession related expenses	671	1,522	(851)	(55.9%)
Foreclosure and repo expense, FDIC (note 1)	423	486	(63)	(13.0%)

Total credit related expenses	2,198	2,862	(664)	(23.2%)

Occupancy expense	2,481	2,114	367	17.4%
Depreciation of premises and equipment	1,416	996	420	42.2%
Supplies, stationary and printing	303	366	(63)	(17.2%)
Marketing expenses	609	760	(151)	(19.9%)
Data processing expense	962	1,625	(663)	(40.8%)
Legal, auditing and other professional fees	601	623	(22)	(3.5%)
Bank regulatory related expenses	658	645	13	2.0%
Postage and delivery	264	200	64	32.0%
ATM and debit card related expenses	255	424	(169)	(39.9%)
CDI and Trust intangible amortization	359	201	158	78.6%
Impairment – bank property held for sale	165	—	165	n/a
Internet and telephone banking	224	282	(58)	(20.6%)
Visa/Mastercard processing and prepaid card expenses	30	35	(5)	(14.3%)
Put-back option amortization	182	110	72	65.5%
Operational write-offs and losses	91	120	(29)	(24.2%)
Correspondent accounts and Federal Reserve charges	146	120	26	21.7%
Conferences/Seminars/Education/Training	161	122	39	32.0%
Director fees	80	66	14	21.2%
Travel expenses	63	40	23	57.5%
Other expenses	746	529	217	41.0%

Subtotal	31,044	26,060	4,984	19.1%
Merger, acquisition and conversion related expenses	614	469	145	30.9%

Total non-interest expense	$31,658	$26,529	$5,129	19.3%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding credit related expenses, correspondent banking division expenses, impairment of bank property held for sale and merger/acquisition related expenses, the Company’s remaining non-interest expenses increased approximately $3,313, or 19%, during the current quarter compared to the same quarter last year, as summarized in the table below.

	3 months ending June 30,		increase
	2012	2011	(decrease)
Total non-interest expense	$31,658	$26,529	$5,129
Merger, acquisition and conversion expenses	(614)	(469)	(145)
Credit related expenses	(2,198)	(2,862)	664
Correspondent banking division expenses	(7,896)	(5,726)	(2,170)
Impairment – bank property held for sale	(165)	—	(165)

Non-interest expense, excluding items listed above	$20,785	$17,472	$3,313

The increase in non-interest expenses, excluding items listed above, between the two periods presented above were primarily due to the January 20, 2012 acquisition of Central FL, the January 27, 2012 acquisition of FGB and the November 1, 2011 acquisition of Federal Trust Corporation and its subsidiary Federal Trust Bank.

Provision (benefit) for income taxes

We recognized an income tax provision for the three months ended June 30, 2012 of $1,542 on pre-tax income of $5,222 (an effective tax rate of 29.5%) compared to an income tax benefit of $3,071 on pre-tax loss of $7,417 (an effective tax rate of 41.4%) for the comparable quarter in 2011. Net tax exempt income generally decreases a company’s effective tax rate (compared to statutory rates) when the company reports earnings. When there is a loss, the same net tax exempt income will generally produce higher effective tax rates.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

Overview

We recognized net income of $4,969 or $0.16 per share basic and diluted for the six month period ended June 30, 2012, compared to a net loss of $4,181 or $0.14 per share basic and diluted for the same period in 2011.

The primary differences between the two periods included the following:

•

increase in net interest income due to the acquisition of two failed financial institutions from the FDIC in January 2012 and from the acquisition of Federal Trust Corporation (“FTC”) and its subsidiary bank, Federal Trust Bank (“FTB”) on November 1, 2011; these acquisitions were also a primary contributing factor causing the increase in operating expenses;

•

our loan loss provision expense is significantly less this quarter than the same quarter last year which was reflective of the depressed real estate market in Central Florida; we sold non performing loans during the fourth quarter of 2011 contributing to the improvement in all of our credit metrics during the first quarter of 2012 and our credit metrics continued to improve during the second quarter of 2012;

•	commission revenue from bond sales at our correspondent banking segment was higher during the first six months of 2012 compared to the similar period last year;

•

bargain purchase gain recognized in the first six months of 2012 from the Central FL acquisition was $453, which was significantly less than the $11,129 bargain purchase gain recognized from the TD Bank transaction in January 2011.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $8,566 or 25% to $43,079 during the six month period ended June 30, 2012 compared to $34,513 for the same period in 2011. The $8,566 increase was the result of a $6,811 increase in interest income and a $1,755 decrease in interest expense.

Interest earning assets averaged $2,105,844 during the six month period ended June 30, 2012 as compared to $1,907,905 for the same period in 2011, an increase of $197,939, or 10%. The yield on average interest earning assets increased 23bps to 4.57% (24bps to 4.64% tax equivalent basis) during the six month period ended June 30, 2012, compared to 4.34% (4.40% tax equivalent basis) for the same period in 2011. The combined effects of the $197,939 increase in average interest earning assets and the 23bps (24bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $6,811 ($6,938 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,709,335 during the six month period ended June 30, 2012 as compared to $1,527,596 for the same period in 2011, an increase of $181,739, or 12%. The cost of average interest bearing liabilities decreased 30bps to 0.57% during the six month period ended June 30, 2012, compared to 0.87% for the same period in 2011. The combined effects of the $181,739 increase in average interest bearing liabilities and the 30bps decrease in cost of average interest bearing liabilities resulted in the $1,755 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2012 and 2011 on a tax equivalent basis.

	Six months ended June 30,
	2012			2011
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
Loans (1) (2) (9)	$1,119,536	$29,239	5.25%	$1,025,342	$27,047	5.32%
Covered loans (10)	323,347	11,562	7.19%	189,430	5,763	6.13%
Securities – taxable	502,525	6,433	2.57%	509,936	7,514	2.97%
Securities – tax exempt (9)	38,121	1,042	5.50%	34,517	1,009	5.89%
Fed funds sold and other (3)	122,315	295	0.49%	148,680	300	0.41%

Total interest earning assets	2,105,844	48,571	4.64%	1,907,905	41,633	4.40%

Allowance for loan losses	(27,337)			(26,581)
All other assets	412,863			290,927

Total assets	$2,491,370			$2,172,251

Interest bearing deposits (4)	1,600,564	4,235	0.53%	1,411,230	6,191	0.88%
Fed funds purchased	61,487	15	0.05%	79,728	32	0.08%
Other borrowings (5)	21,499	49	0.46%	24,138	140	1.17%
Note payable (6)	8,833	194	4.42%	—	—	—
Corporate debenture	16,952	321	3.81%	12,500	206	3.32%

Total interest bearing liabilities	1,709,335	4,814	0.57%	1,527,596	6,569	0.87%

Demand deposits	501,018			373,376
Other liabilities	15,693			18,475
Stockholders’ equity	265,324			252,804

Total liabilities and stockholders’ equity	$2,491,370			$2,172,251

Net interest spread (tax equivalent basis) (7)			4.07%			3.53%

Net interest income (tax equivalent basis)		$43,757			$35,064

Net interest margin (tax equivalent basis) (8)			4.18%			3.71%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $379 and $144 for the three month periods ended June 30, 2012 and 2011.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($1,049) and ($881) for the three month periods ended June 30, 2012 and 2011.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Represents a $10,000 short-term note used to facilitate the two FDIC assisted transactions during January 2012 and has subsequently been repaid during July 2012.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
Note 10:	Loans covered by FDIC loss share agreements accounted for pursuant to ASC Topic 310-30.

Provision for loan losses

The provision for loan losses decreased $18,295, or 80%, to $4,626 during the six month period ending June 30, 2012 compared to $22,921 for the comparable period in 2011. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six months ended June 30, 2012 was $30,285 compared to $34,124 for the comparable period in 2011. This decrease was the result of the following components listed in the table below.

Six month period ending:	Jun 30, 2012	Jun 30, 2011	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$3,078	$2,973	$105	3.5%
Income from correspondent banking and bond sales division	17,750	10,229	7,521	73.5%
Correspondent banking division – other fees	944	769	175	22.8%
Commissions from sale of mutual funds and annuities	1,291	761	530	69.6%
Debit card and ATM fees	1,932	1,370	562	41.0%
Loan related fees	285	471	(186)	(39.5%)
BOLI income	721	474	247	52.1%
Trading securities revenue	277	267	10	3.8%
FDIC indemnification asset- accretion of discount rate	(786)	421	(1,207)	n/a
FDIC OREO indemnification income	841	1,721	(880)	(51.1%)
FDIC pool impairment indemnification income	952	—	952	n/a
Trust income	527	—	527	n/a
Other service charges and fees	692	410	282	68.8%
Gain on sale of securities	1,328	3,129	(1,801)	(57.6%)

Subtotal	29,832	22,995	6,837	29.7%
Bargain purchase gain	453	11,129	(10,676)	(95.9%)

Total non-interest income	$30,285	$34,124	$(3,839)	(11.3%)

The FDIC indemnification asset (“IA”) discount amortization is producing negative amortization due to adjustments in the FDIC covered loan portfolio. That is, to the extent current adjusted projected losses in the covered loan portfolio are less than originally projected losses and therefore future loan accretion yields increase, the related projected reimbursements from the FDIC contemplated in the IA is less, which produces a negative income accretion in non-interest income. This event corresponds to the increase in yields in the FDIC covered loan portfolio.

When a FDIC covered OREO property is sold at a loss (i.e. difference between carrying value and proceeds received), the loss is included in non-interest expense as loss on sale of OREO, and approximately eighty percent of the loss is recorded as FDIC indemnification income and included in non-interest income. Eighty percent of any related FDIC loan pool impairments also are reflected in non-interest income.

We acquired a Trust department in our January 27, 2012 FDIC assisted acquisition of FGB, which is currently producing gross Trust revenue of approximately $100 per month. We also acquired approximately $8,000 of BOLI pursuant to the November 1, acquisition of Federal Trust Bank and purchased an additional $10,000 in January of 2012, resulting in higher BOLI income during the current period compared to the same period last year. Income from correspondent banking and bond sales division (i.e. commissions from bond sales) increased during the current period compared to the same period last year. The increase is due to volume which is reflective of the needs of the market as well as volatility in interest rates. Our bond customers are approximately 500 small and medium sized financial institutions primarily located in Florida, Georgia and Alabama. These increases in non-interest income were partially offset by less gain on sales of securities available for sale during the current period compared to the same period last year. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management, investment yields and asset/liability management.

The $453 bargain purchase gain recognized during the current period related to the FDIC assisted transaction Central FL in Belleview, Florida in January 2012. The other January 2012 FDIC assisted transaction of FGB did not result in a bargain purchase gain. The $11,129 bargain purchase gain recognized in January 2011 related to the TD Bank transaction.

Non-interest expense

Non-interest expense for the six months ended June 30, 2012 increased $8,566, or 16.1%, to $61,744, compared to $53,178 for the same period in 2011. Components of our non-interest expenses are listed in the table below.

Six month period ending:	Jun 30, 2012	Jun 30, 2011	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$29,569	$21,818	7,751	35.5%
Employee incentive/bonus compensation	1,659	1,206	453	37.6%
Employee stock based compensation	324	377	(53)	(14.1%)
Deferred compensation expense	246	231	15	6.5%
Health insurance and other employee benefits	2,073	1,664	409	24.6%
Payroll taxes	1,907	1,582	325	20.5%
Employer 401K matching contributions	640	509	131	25.7%
Other employee related expenses	417	196	221	112.8%
Incremental direct cost of loan origination	(324)	(257)	(67)	26.1%

Total salaries, wages and employee benefits	36,511	27,326	9,185	33.6%

(Gain) loss on sale of OREO	(156)	541	(697)	(128.8%)
Loss (gain) on sale of FDIC covered OREO	657	(486)	1,143	235.2%)
Valuation write down of OREO	356	1,580	(1,224)	(77.5%)
Valuation write down of FDIC covered OREO	734	1,690	(956)	(56.6%)
Loss on repossessed assets other than real estate	138	103	35	34.0%
Foreclosure and repossession related expenses	1,320	2,069	(749)	(36.2%)
Foreclosure and repo expenses, FDIC (note 1)	740	926	(186)	(20.1%)

Total credit related fees	3,789	6,423	(2,634)	(41.0%)

Occupancy expense	4,542	4,208	334	7.9%
Depreciation of premises and equipment	2,683	1,995	688	34.5%
Supplies, stationary and printing	618	670	(52)	(7.8%)
Marketing expenses	1,193	1,488	(295)	(19.8%)
Data processing expense	1,967	2,917	(950)	(32.6%)
Legal, auditing and other professional fees	1,221	1,317	(96)	(7.3%)
Bank regulatory related expenses	1,358	1,445	(87)	(6.0%)
Postage and delivery	587	431	156	36.2%
ATM and debit card related expenses	517	740	(223)	(30.1%)
CDI and Trust intangible amortization	677	391	286	73.1%
Impairment – bank property held for sale	165	—	165	n/a
Internet and telephone banking	501	438	63	14.4%
Visa/Mastercard processing and prepaid card expenses	70	70	—	0.0%
Put-back option amortization	364	183	181	98.9%
Operational write-offs and losses	233	241	(8)	(3.3%)
Correspondent accounts and Federal Reserve charges	279	238	41	17.2%
Conferences/Seminars/Education/Training	291	196	95	48.5%
Director fees	171	134	37	27.6%
Travel expenses	91	77	14	18.2%
Other expenses	1,434	1,380	54	3.9%

Subtotal	$59,262	$52,308	$6,954	13.3%
Merger and acquisition related expenses	2,482	870	1,612	185.3%

Total non-interest expense	$61,744	$53,178	$8,566	16.1%

note 1:	These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding credit related expenses, correspondent banking division expenses, impairment of bank property held for sale and merger/acquisition related expenses, the Company’s remaining non-interest expenses increased approximately $5,263, or 15%, during the current period compared to the same period last year, as summarized in the table below.

	6 months ending June 30,		increase
	2012	2011	(decrease)
Total non-interest expense	$61,744	$53,178	$8,566
Merger, acquisition and conversion expenses	(2,482)	(870)	(1,612)
Credit related expenses	(3,789)	(6,423)	2,634
Correspondent banking division expenses	(14,864)	(10,704)	(4,160)
Impairment – bank property held for sale	(165)	—	(165)

Non-interest expense, excluding items listed above	$40,444	$35,181	$5,263

The increase in non-interest expenses, excluding items listed above, between the two periods presented above were primarily due to the January 20, 2012 acquisition of Central FL, the January 27, 2012 acquisition of FGB and the November 1, 2011 acquisition of Federal Trust Corporation and its subsidiary Federal Trust Bank.

Provision (benefit) for income taxes

We recognized an income tax provision for the six months ended June 30, 2012 of $2,025 on pre-tax income of $6,994 (an effective tax rate of 29.0%) compared to an income tax benefit of $3,281 on pre-tax loss of $7,462 (an effective tax rate of 44.0%) for the comparable period in 2011. Net tax exempt income generally decreases a company’s effective tax rate (compared to statutory rates) when the company reports earnings. When there is a loss, the same net tax exempt income will generally produce higher effective tax rates.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Our subsidiary bank regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our subsidiary bank’s asset/liability committee (ALCO) provides oversight to the liquidity management process and recommends guidelines, subject to the approval of its board of directors, and courses of action to address actual and projected liquidity needs.

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

Off-Balance Sheet Arrangements

We do not currently have any material off-balance sheet arrangements except for approved and unfunded loans and letters of credit to our customers in the ordinary course of business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. Our subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2011. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2012. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

There have been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2011 annual report on Form 10-K.

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

CENTERSTATE BANKS, INC.
(Registrant)

Date:	August 6, 2012	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief
Executive Officer

Date:	August 6, 2012	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer