Form 10-Q
period 2012-09-30
CenterState Banks, Inc.
filed 2012-11-05
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

(863) 419-7750

(Registrant’s Telephone Number, Including Area Code)

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

Check whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,079,767 shares
(class)	Outstanding at November 1, 2012

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	As of September 30, 2012	As of December 31, 2011
ASSETS
Cash and due from banks	$20,259	$17,893
Federal funds sold and Federal Reserve Bank deposits	82,872	133,202

Cash and cash equivalents	103,131	151,095
Trading securities, at fair value	—	—
Investment securities available for sale, at fair value	458,796	591,164
Loans held for sale, at lower of cost or fair value	1,707	3,741

Loans covered by FDIC loss share agreements	309,743	164,051
Loans, excluding those covered by FDIC loss share agreements	1,134,439	1,119,715
Less allowance for loan losses	(26,341)	(27,944)

Net Loans	1,417,841	1,255,822

Bank premises and equipment, net	97,749	94,358
Accrued interest receivable	6,384	6,929
Federal Home Loan Bank and Federal Reserve Bank stock	8,618	10,804
Goodwill	46,779	38,035
Core deposit intangible	6,229	5,203
Trust intangible	1,422	—
Bank owned life insurance	47,601	36,520
Other repossessed real estate owned covered by FDIC loss share agreements	25,967	9,469
Other repossessed real estate owned (“OREO”)	5,858	8,712
FDIC indemnification asset	130,014	50,642
Deferred income tax asset, net	—	3,451
Prepaid expense and other assets	19,512	18,514

TOTAL ASSETS	$2,377,608	$2,284,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$504,528	$423,128
Demand - interest bearing	410,517	344,303
Savings and money market accounts	554,767	545,440
Time deposits	528,037	606,918

Total deposits	1,997,849	1,919,789

Securities sold under agreement to repurchase	21,041	14,652
Federal funds purchased	46,574	54,624
Corporate debentures	16,964	16,945
Accrued interest payable	728	778
Deferred income tax liability, net	1,677	—
Settlement payments due FDIC	—	2,599
Accounts payable and accrued expenses	18,931	12,439

Total liabilities	2,103,764	2,021,826

Stockholders’ equity:
Common stock, $.01 par value: 100,000,000 shares authorized; 30,079,767 and 30,055,499 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	301	301
Additional paid-in capital	228,868	228,342
Retained earnings	35,039	28,277
Accumulated other comprehensive income	9,636	5,713

Total stockholders’ equity	273,844	262,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,377,608	$2,284,459

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Interest income:
Loans	$20,557	$16,164	$61,022	$48,745
Investment securities available for sale:
Taxable	2,653	3,132	9,086	10,646
Tax-exempt	361	353	1,061	1,041
Federal funds sold and other	149	188	444	487

	23,720	19,837	71,613	60,919

Interest expense:
Deposits	1,748	2,731	5,983	8,922
Securities sold under agreement to repurchase	23	20	68	67
Federal funds purchased	6	9	22	41
Federal Home Loan Bank advances and other borrowings	4	17	201	110
Corporate debentures	160	104	481	310

	1,941	2,881	6,755	9,450

Net interest income	21,779	16,956	64,858	51,469
Provision for loan losses	2,425	5,005	7,051	27,926

Net interest income after loan loss provision	19,354	11,951	57,807	23,543

Non interest income:
Service charges on deposit accounts	1,695	1,629	4,773	4,602
Income from correspondent banking and bond sales division	8,606	7,999	26,356	18,228
Wealth management related fees	683	557	1,974	1,318
Trust fees	317	—	844	—
Debit card and ATM fees	1,012	713	2,944	2,083
Loan related fees	116	199	401	670
Bank owned life insurance income	360	227	1,081	701
Gain on sale of securities	675	205	2,003	3,334
Trading securities revenue	257	130	534	397
Bargain purchase gain	—	—	453	11,129
FDIC indemnification income	2,199	256	3,992	1,977
FDIC indemnification asset accretion/(amortization)	(705)	(225)	(1,491)	196
Other non interest revenue and fees	1,086	555	2,722	1,734

Total other income	16,301	12,245	46,586	46,369

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended		Nine months ended
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Non interest expenses:
Salaries, wages and employee benefits	17,706	14,944	54,217	42,270
Occupancy expense	2,246	2,036	6,788	6,244
Depreciation of premises and equipment	1,465	1,016	4,148	3,011
Supplies, stationary and printing	261	314	879	984
Marketing expenses	716	611	1,909	2,099
Data processing expense	890	848	2,857	3,765
Legal, auditing and other professional fees	551	559	1,772	1,876
Core deposit intangible (CDI) amortization	294	194	871	585
Postage and delivery	282	293	869	724
ATM and debit card related expenses	312	335	830	1,075
Bank regulatory expenses	623	617	1,981	2,062
Loss on sale of repossessed real estate (“OREO”)	153	307	654	362
Valuation write down of repossessed real estate (“OREO”)	1,735	1,389	2,825	4,659
Loss on repossessed assets other than real estate	37	218	175	321
Foreclosure and other credit related expenses	1,919	1,052	3,979	4,048
Acquisition and conversion related expenses	177	579	2,659	1,449
Other expenses	2,339	1,475	6,037	4,431

Total other expenses	31,706	26,787	93,450	79,965

Income (loss) before income taxes	3,949	(2,591)	10,943	(10,053)
Provision (benefit) for income taxes	1,254	(599)	3,279	(3,880)

Net income (loss)	$2,695	$(1,992)	$7,664	$(6,173)

Other comprehensive income, net of tax:
Change in unrealized holding gain on available for sale securities, net of reclassifications and deferred income tax of $1,220, $1,177, $2,367 and $2,558, respectively	2,022	1,950	3,923	4,240

Total comprehensive income (loss)	$4,717	$(42)	$11,587	$(1,933)

Earnings (loss) per share:
Basic	$0.09	$(0.07)	$0.25	$(0.21)
Diluted	$0.09	$(0.07)	$0.25	$(0.21)

Common shares used in the calculation of earnings (loss) per share:
Basic	30,077,933	30,039,329	30,072,008	30,032,377
Diluted	30,142,167	30,039,329	30,136,680	30,032,377

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2012 and 2011 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders’
	shares	stock	capital	earnings	income	equity
Balances at January 1, 2011	30,004,761	$300	$227,464	$21,569	$2,916	$252,249

Comprehensive income:
Net loss				(6,173)		(6,173)
Change in unrealized holding gain on available for sale securities, net of deferred income tax of $2,558					4,240	4,240

Total comprehensive loss						(1,933)

Dividends paid - common ($0.03 per share)				(901)		(901)
Stock options exercised, including tax benefit	14,903		96			96
Stock grants issued	19,668		218			218
Stock based compensation expense			307			307

Balances at September 30, 2011	30,039,332	$300	$228,085	$14,495	$7,156	$250,036

Balances at January 1, 2012	30,055,499	$301	$228,342	$28,277	$5,713	$262,633

Comprehensive income:
Net income				7,664		7,664
Change in unrealized holding gain on available for sale securities, net of deferred income tax of $2,367					3,923	3,923

Total comprehensive income						11,587

Dividends paid - common ($0.03 per share)				(902)		(902)
Stock grants issued	24,268		247			247
Stock based compensation expense			279			279

Balances at September 30, 2012	30,079,767	$301	$228,868	$35,039	$9,636	$273,844

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine months ended September,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,664	$(6,173)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,051	27,926
Depreciation of premises and equipment	4,148	3,011
Accretion of purchase accounting adjustments	(18,680)	(9,639)
Net amortization/accretion of investment securities	6,602	5,146
Net deferred loan origination fees	(117)	(55)
Gain on sale of securities available for sale	(2,003)	(3,334)
Trading securities revenue	(534)	(397)
Purchases of trading securities	(272,130)	(189,880)
Proceeds from sale of trading securities	272,664	192,502
Repossessed real estate owned valuation write down	2,825	4,659
Loss on sale of repossessed real estate owned	654	362
Repossessed assets other than real estate valuation write down	107	222
Loss on sale of repossessed assets other than real estate	68	99
Gain on sale of loans held for sale	(172)	(88)
Loans originated and held for sale	(11,744)	(5,271)
Proceeds from sale of loans held for sale	13,950	5,368
Gain on disposal of and or sale of fixed assets	(247)	(28)
Impairment of bank property held for sale	614	—
Deferred income taxes	2,761	(4,422)
Stock based compensation expense	478	535
Bank owned life insurance income	(1,081)	(701)
Bargain purchase gain from acquisition	(453)	(11,129)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(2,070)	(2,261)
Net change in accrued interest payable, accrued expense, and other liabilities	2,986	5,057

Net cash provided by operating activities	13,341	11,509

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

(continued)

	Nine months ended September 30,
	2012	2011
Cash flows from investing activities:
Purchases of investment securities available for sale	(71,513)	(82,749)
Purchases of mortgage backed securities available for sale	(99,503)	(294,653)
Purchases of FHLB and FRB stock	(855)	—
Proceeds from maturities of investment securities available for sale	204	977
Proceeds from called investment securities available for sale	75,610	84,125
Proceeds from pay-downs of mortgage backed securities available for sale	94,171	77,829
Proceeds from sale of investment securities available for sale	23,261	20,684
Proceeds from sales of mortgage backed securities available for sale	117,277	142,572
Proceeds from sale of FHLB and FRB stock	4,835	1,601
Net decrease in loans	37,535	44,600
Proceeds from wholesale disposal of problem loans	—	4,156
Cash received from FDIC loss sharing agreements	17,139	8,952
Purchases of premises and equipment, net	(7,676)	(6,367)
Proceeds from sale of repossessed real estate	17,385	14,447
Proceeds from insurance claims related to repossessed real estate	—	263
Proceeds from sale of fixed assets	1,154	102
Purchase of bank owned life insurance	(10,000)	—
Net cash from bank acquisitions	81,061	4,349

Net cash provided by investing activities	280,085	20,888

Cash flows from financing activities:
Net decrease in deposits	(338,827)	(7,784)
Net increase in securities sold under agreement to repurchase	6,389	693
Net decrease in federal funds purchased	(8,050)	(7,152)
Net decrease in FHLB advances	—	(12,000)
Stock options exercised, including tax benefit	—	96
Dividends paid	(902)	(901)

Net cash used by financing activities	(341,390)	(27,048)

Net (decrease) increase in cash and cash equivalents	(47,964)	5,349
Cash and cash equivalents, beginning of period	151,095	177,515

Cash and cash equivalents, end of period	$103,131	$182,864

Transfer of loans to other real estate owned	$16,843	$18,083

Cash paid during the period for:
Interest	$8,206	$10,921

Income taxes	$9	$178

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and our wholly owned subsidiary bank, CenterState Bank of Florida, N.A. and our non bank subsidiary, R4ALL, Inc. Our subsidiary bank operates through 55 full service banking locations in 18 counties throughout Central Florida, providing traditional deposit and lending products and services to their commercial and retail customers. R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from our subsidiary bank and manage their eventual disposition.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results expected for the full year or any future period.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 0 and 1,163,804 stock options that were anti dilutive at September 30, 2011 and 2012, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended Sept 30,		Nine months ended Sept 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income (loss)	$2,695	$(1,992)	$7,664	$(6,173)

Denominator:
Denominator for basic earnings per share
- weighted-average shares	30,077,933	30,039,329	30,072,008	30,032,377
Effect of dilutive securities:
Stock options and stock grants	64,234	—	64,672	—
Denominator for diluted earnings per share

- adjusted weighted-average shares	30,142,167	30,039,329	30,136,680	30,032,377

Basic (loss) earnings per share	$0.09	$(0.07)	$0.25	$(0.21)
Diluted (loss) earnings per share	$0.09	$(0.07)	$0.25	$(0.21)

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The mortgage backed securities held by the Company were issued by U. S. government sponsored entities and agencies. Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in active markets for identical assets (Level 1)	other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at September 30, 2012
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	7,618	—	7,618	—
Mortgage backed securities	406,402	—	406,402	—
Municipal securities	44,776	—	44,776	—

at December 31, 2011
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	78,877	—	78,877	—
Mortgage backed securities	470,994	—	470,994	—
Municipal securities	41,293	—	41,293	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level III in the fair value hierarchy.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
		identical assets	Inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
at September 30, 2012
Assets:
Impaired loans
Residential real estate	$6,729	—	—	$6,729
Commercial real estate	1,170	—	—	1,170
Land, land development and construction	387	—	—	387
Commercial	9	—	—	9
Consumer	364	—	—	364
Other real estate owned
Residential real estate	$556	—	—	$556
Commercial real estate	2,405	—	—	2,405
Land, land development and construction	4,361	—	—	4,361
Bank owned real estate held for sale	2,575	—	—	2,575

at December 31, 2011
Assets:
Impaired loans
Residential real estate	$6,462	—	—	$6,462
Commercial real estate	171	—	—	171
Land, land development and construction	2,775	—	—	2,775
Commercial	11	—	—	11
Consumer	480	—	—	480
Other real estate owned
Residential real estate	$1,733	—	—	$1,733
Commercial real estate	2,948	—	—	2,948
Land, land development and construction	2,767	—	—	2,767

Impaired loans with specific valuation allowances had a recorded investment of $9,608, with a valuation allowance of $949, at September 30, 2012, and a recorded investment of $13,203, with a valuation allowance of $3,304, at December 31, 2011. The Company recorded a provision for loan loss expense of $515 and $736 on these loans during the three and nine month period ending September 30, 2012, respectively.

Other real estate owned had a decline in fair value of $1,735 and $2,825 during the three and nine month period ending September 30, 2012, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Bank owned real estate held for sale represents three branch office buildings which the Company has closed and transferred customer accounts to the nearest existing branch. The real estate was transferred out of the Bank Premises and Equipment category into bank owned property held for sale and

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

included in Prepaid and Other Assets category in the Company’s Condensed Consolidated Balance Sheet during the current and prior quarter of the current year. The real estate was transferred at the lower of amortized cost or 90% of the real estate listing price. Total impairment charge recognized during the current quarter was $449 and $165 during the prior quarter, and was included in Other Expenses in the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income.

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

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at September 30, 2012	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$103,131	$103,131	$—	$—	$103,131
Investment securities available for sale	458,796	—	458,796	—	458,796
FHLB and FRB stock	8,618	—	—	—	n/a
Loans held for sale	1,707	—	1,707	—	1,707
Loans, less allowance for loan losses of $26,341	1,417,841	—	—	1,429,996	1,429,996
FDIC indemnification asset	130,014	—	—	—	n/a
Accrued interest receivable	6,384	—	—	6,384	6,384

Financial liabilities:
Deposits- without stated maturities	$1,469,812	$1,469,812	$—	$—	$1,469,812
Deposits- with stated maturities	528,037	—	536,080	—	536,080
Securities sold under agreement to repurchase	21,041	—	21,041	—	21,041
Federal funds purchased (correspondent bank deposits)	46,574	—	46,574	—	46,574
Corporate debentures	16,964	—	—	8,460	8,460
Accrued interest payable	728	—	728	—	728

At December 31, 2011	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$151,095	$151,095
Investment securities available for sale	591,164	591,164
FHLB and FRB stock	10,804	n/a
Loans held for sale	3,741	3,741
Loans, less allowance for loan losses of $27,944	1,255,822	1,185,089
FDIC indemnification asset	50,642	50,642
Accrued interest receivable	6,929	6,929

Financial liabilities:
Deposits- without stated maturities	$1,312,871	$1,312,871
Deposits- with stated maturities	606,918	616,238
Securities sold under agreement to repurchase	14,652	14,652
Federal funds purchased (correspondent bank deposits)	54,624	54,624
Corporate debentures	16,945	8,367
Accrued interest payable	778	778

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the nine and three month periods ending September 30, 2012 and 2011.

Nine month period ending September 30, 2012

		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$68,446	$3,167	—		$71,613
Interest expense	(6,053)	(22)	(680)		(6,755)

Net interest income	62,393	3,145	(680)		64,858
Provision for loan losses	(7,051)	—	—		(7,051)
Non interest income	18,069	28,514	3		46,586
Non interest expense	(69,011)	(22,099)	(2,340)		(93,450)

Net income before taxes	4,400	9,560	(3,017)		10,943
Income tax benefit (provision)	(793)	(3,598)	1,112		(3,279)

Net income (loss)	$3,607	$5,962	$(1,905)		$7,664

Total assets	$2,206,109	$166,231	$295,062	$(289,794)	$2,377,608

Three month period ending September 30, 2012

		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$22,788	$932	—		$23,720
Interest expense	(1,770)	(7)	(164)		(1,941)

Net interest income	21,018	925	(164)		21,779
Provision for loan losses	(2,425)	—	—		(2,425)
Non interest income	6,848	9,453	—		16,301
Non interest expense	(23,704)	(7,235)	(767)		(31,706)

Net income before taxes	1,737	3,143	(931)		3,949
Income tax benefit (provision)	(414)	(1,183)	343		(1,254)

Net (loss) income	$1,323	$1,960	$(588)		$2,695

Total assets	$2,206,109	$166,231	$295,062	$(289,794)	$2,377,608

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Nine month period ending September 30, 2011

		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$58,022	$2,897	—		$60,919
Interest expense	(9,101)	(40)	(309)		(9,450)

Net interest income	48,921	2,857	(309)		51,469
Provision for loan losses	(27,920)	(6)	—		(27,926)
Non interest income	26,506	19,863	—		46,369
Non interest expense	(60,412)	(17,510)	(2,043)		(79,965)

Net income before taxes	(12,905)	5,204	(2,352)		(10,053)
Income tax benefit (provision)	4,977	(1,958)	861		3,880

Net (loss) income	$(7,928)	$3,246	$(1,491)		$(6,173)

Total assets	$1,971,417	$178,042	$265,284	$(260,938)	$2,153,805

Three month period ending September 30, 2011

		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$18,746	$1,091	—		$19,837
Interest expense	(2,769)	(9)	(103)		(2,881)

Net interest income	15,977	1,082	(103)		16,956
Provision for loan losses	(5,005)	—	—		(5,005)
Non interest income	3,671	8,574	—		12,245
Non interest expense	(19,347)	(6,806)	(634)		(26,787)

Net income before taxes	(4,704)	2,850	(737)		(2,591)
Income tax benefit (provision)	1,403	(1,073)	269		599

Net (loss) income	$(3,301)	$1,777	$(468)		$(1,992)

Total assets	$1,971,417	$178,042	$265,284	$(260,938)	$2,153,805

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates its subsidiary bank and a non bank subsidiary, R4ALL, with 55 locations in 18 counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

NOTE 5: Investment Securities Available for Sale

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$7,513	$105	$—	$7,618
Mortgage backed securities	393,715	12,687	—	406,402
Municipal securities	42,113	2,677	14	44,776

Total	$443,341	$15,469	$14	$458,796

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$78,455	$422	$—	$78,877
Mortgage backed securities	464,237	7,309	552	470,994
Municipal securities	39,312	2,141	160	41,293

Total	$582,004	$9,872	$712	$591,164

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The cost of securities sold is determined using the specific identification method. Sales of available for sale securities were as follows:

For the nine months ended:	Sept 30, 2012	Sept 30, 2011
Proceeds	$140,537	$163,256
Gross gains	2,285	3,465
Gross losses	282	131

The tax provision related to these net realized gains was $754 and $1,255, respectively.

The fair value of available for sale securities at September 30, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Investment securities available for sale	Fair Value	Amortized Cost
Due in one year or less	$415	$415
Due after one year through five years	1,942	1,776
Due after five years through ten years	14,987	14,285
Due after ten years through thirty years	35,050	33,150
Mortgage backed securities	406,402	393,715

	$458,796	$443,341

Securities pledged at September 30, 2012 and December 31, 2011 had a carrying amount (estimated fair value) of $125,974 and $147,620 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	—	—	—	—	—	—
Municipal securities	2,158	14	—	—	2,158	14

Total temporarily impaired securities	$2,158	$14	$—	$—	$2,158	$14

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

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers’ bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Sept 30, 2012	Dec 31, 2011
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$428,138	$405,923
Commercial	468,261	447,459
Land, development, construction	56,454	89,517

Total real estate	952,853	942,899
Commercial	131,302	126,064
Consumer and other loans, (note 1)	1,998	1,392
Consumer and other	48,808	49,999

Loans before unearned fees and cost	1,134,961	1,120,354
Unearned fees/costs	(522)	(639)
Allowance for loan losses for noncovered loans	(24,019)	(27,585)

Total loans not covered by FDIC loss share agreements	1,110,420	1,092,130

Loans covered by FDIC loss share agreements
Real estate loans
Residential	$161,827	99,270
Commercial	133,069	54,184
Land, development, construction	8,473	8,231

Total real estate	303,369	161,685
Commercial	6,374	2,366

Total loans covered by FDIC loss share agreements	309,743	164,051
Allowance for loan losses for covered loans	(2,322)	(359)

Net loans covered by FDIC loss share agreements	307,421	163,692

Total loans, net of allowance for loan losses	$1,417,841	$1,255,822

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans were initially written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.
Note 2:	Includes $65,937 of loans that are subject to a two year put back option with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank. This put back period ends January 20, 2013. Also includes $140,264 of loans that are subject to a one year put back option with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford. This put back period ends November 1, 2012.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, dev., construction	Comm. & industrial	Consumer & other	Total
Loans not covered by FDIC loss share agreements:

Three months ended September 30, 2012
Beginning of the period	$4,860	$8,091	$7,868	$1,638	$1,177	$23,634
Charge-offs	(1,456)	(179)	(385)	(10)	(215)	(2,245)
Recoveries	182	411	338	4	43	978
Provisions	1,896	263	(719)	54	158	1,652

Balance at September 30, 2012	$5,482	$8,586	$7,102	$1,686	$1,163	$24,019

Nine months ended September 30, 2012
Beginning of the period	$6,700	$8,825	$9,098	$1,984	$978	$27,585
Charge-offs	(3,233)	(1,758)	(4,593)	(71)	(738)	(10,393)
Recoveries	334	834	423	15	133	1,739
Provisions	1,681	685	2,174	(242)	790	5,088

Balance at September 30, 2012	$5,482	$8,586	$7,102	$1,686	$1,163	$24,019

Three months ended September 30, 2011
Beginning of the period	$7,932	$9,539	$7,588	$1,493	$866	$27,418
Charge-offs	(1,232)	(3,317)	(1,968)	(289)	(380)	(7,186)
Recoveries	235	264	32	66	65	662
Provisions	1,110	2,223	1,077	193	382	4,985

Balance at September 30, 2011	$8,045	$8,709	$6,729	$1,463	$933	$25,879

Nine months ended September 30, 2011
Beginning of the period	$7,704	$8,587	$6,893	$2,182	$901	$26,267
Charge-offs	(6,755)	(12,955)	(7,445)	(914)	(878)	(28,947)
Recoveries	313	338	44	81	170	946
Provisions	6,783	12,739	7,237	114	740	27,613

Balance at September 30, 2011	$8,045	$8,709	$6,729	$1,463	$933	$25,879

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, dev., construction	Comm. & industrial	Total
Loans covered by FDIC loss share agreements:

Three months ended September 30, 2012
Beginning of the period	$82	$1,455	$—	$12	$1,549
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions	—	780	—	(7)	773

Balance at September 30, 2012	$82	$2,235	$—	$5	$2,322

Nine months ended September 30, 2012
Beginning of the period	$82	$223	$40	$14	$359
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions	—	2,012	(40)	(9)	1,963

Balance at September 30, 2012	$82	$2,235	$—	$5	$2,322

Three months ended September 30, 2011
Beginning of the period	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—
Recoveries	—	—	293	—	293
Provisions	82	223	(293)	8	20

Balance at September 30, 2011	$82	$223	$—	$8	$313

Nine months ended September 30, 2011
Beginning of the period	$—	$—	$—	$—	$—
Charge-offs	—	—	(293)	—	(293)
Recoveries	—	—	293	—	293
Provisions	82	223	—	8	313

Balance at September 30, 2011	$82	$223	$—	$8	$313

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011. Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of September 30, 2012	Residential	Commercial	Land., develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$524	$230	$162	$1	$32	$949
Collectively evaluated for impairment	4,958	8,356	6,940	1,685	1,105	23,044
Acquired with deteriorated credit quality	82	2,235	—	5	26	2,348

Total ending allowance balance	5,564	10,821	7,102	1,691	1,163	26,341

Loans:

Loans individually evaluated for impairment	10,592	28,260	2,120	3,443	396	44,811
Loans collectively evaluated for impairment (1)	417,546	440,001	54,334	127,859	48,412	1,088,152
Loans acquired with deteriorated credit quality	161,827	133,069	8,473	6,374	1,998	311,741

Total ending loans balance	$589,965	$601,330	$64,927	$137,676	$50,806	$1,444,704

	Real Estate Loans
As of December 31, 2011	Residential	Commercial	Land., develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$783	$188	$2,292	$1	$40	$3,304
Collectively evaluated for impairment	5,917	8,637	6,806	1,983	912	24,255
Acquired with deteriorated credit quality	82	223	40	14	26	385

Total ending allowance balance	$6,782	$9,048	$9,138	$1,998	$978	$27,944

Loans:

Loans individually evaluated for impairment	10,647	24,213	11,955	6,333	520	53,668
Loans collectively evaluated for impairment (1)	395,276	423,246	77,562	119,731	49,479	1,065,294
Loans acquired with deteriorated credit quality	99,270	54,184	8,231	2,366	1,392	165,443

Total ending loans balance	$505,193	$501,643	$97,748	$128,430	$51,391	1,284,405

(1)	Includes $65,937 and $81,189, at September 30, 2012 and December 31, 2011, respectively, of loans that are subject to a two year put back option with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank. This put back period ends January 20, 2013. Also includes $140,264 and $152,723, at September 30, 2012 and December 31, 2011, respectively, of loans that are subject to a one year put back option with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford. This put back period ends November 1, 2012.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	Sept 30, 2012	Dec 31, 2011
Performing TDRs	$7,699	$6,554
Non performing TDRs, included in NPLs	7,729	5,807

Total TDRs (TDRs are required to be included in impaired loans)	$15,428	$12,361
Impaired loans that are not TDRs	29,383	41,307

Total impaired loans	$44,811	$53,668

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about twelve months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $15,428 of TDRs. Of this amount $7,699 are performing pursuant to their modified terms, and $7,729 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”).

TDRs as of September 30, 2012 and December 31, 2011 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of September 30, 2012	Accruing	Non Accrual	Total
Real estate loans:
Residential	$5,274	$3,604	$8,878
Commercial	1,603	3,674	5,277
Land, development, construction	205	344	549

Total real estate loans	7,082	7,622	14,704
Commercial	323	5	328
Consumer and other	294	102	396

Total TDRs	$7,699	$7,729	$15,428

As of December 31, 2011	Accruing	Non Accrual	Total
Real estate loans:
Residential	$4,894	$4,270	$9,164
Commercial	692	1,200	1,892
Land, development, construction	208	233	441

Total real estate loans	5,794	5,703	11,497
Commercial	344	—	344
Consumer and other	416	104	520

Total TDRs	$6,554	$5,807	$12,361

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $926 and $1,217 and partial charge offs of $558 and $1,100 on the TDR loans described above during the three and nine month period ending September 30, 2012, respectively.

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

	Sept 30, 2012	Dec 31, 2011
3 to 9 months interest only	$1,370	$1,547
12 to 18 months interest only	2,715	3,660
payment reduction for 12 months	1,924	2,527
2 to 5 year balloon with 20 to 30 year amortization	4,379	224
30 year amortization	1,606	1,096
all other	3,434	3,307

Total TDRs	$15,428	$12,361

While we do not have long-term experience with these types of activities, approximately 50% of our TDRs are current pursuant to their modified terms, and about $7,729, or approximately 50% of our total TDRs are not performing pursuant to their modified terms. Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. Non performing TDRs average approximately 22 months in age from their modification date through September 30, 2012. Performing TDRs average approximately 21 months in age from their modification date through September 30, 2012.

The following table presents loans by class modified for which there was a payment default within twelve months following the modification during the period ending September 30, 2012.

	Number of Loans	Recorded Investment
Residential	9	$668
Commercial real estate	3	2,306
Land, development, construction	2	142
Commercial	—	—
Consumer and other	2	52

Total	16	$3,168

The Company recorded a provision for loan loss expense of $331 and $448 and partial charge offs of $235 and $350 on TDR loans that subsequently defaulted as described above during the three and nine month period ending September 30, 2012, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of September 30, 2012	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,365	$3,339	$—
Commercial real estate	28,691	26,860	—
Land, development, construction	3,382	1,571	—
Commercial	3,529	3,433	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	7,816	7,253	524
Commercial real estate	1,452	1,400	230
Land, development, construction	696	549	162
Commercial	10	10	1
Consumer, other	403	396	32

Total	$50,344	$44,811	$949

As of December 31, 2011	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,314	$3,402	$—
Commercial real estate	26,966	23,854	—
Land, development, construction	11,665	6,888	—
Commercial	6,409	6,321	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	7,733	7,245	783
Commercial real estate	404	359	188
Land, development, construction	5,713	5,067	2,292
Commercial	12	12	1
Consumer, other	545	520	40

Total	$63,761	$53,668	$3,304

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending September 30, 2012	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$10,289	$78	$—
Commercial	29,900	285	—
Land, development, construction	2,531	4	—

Total real estate loans	42,720	367	—

Commercial loans	3,306	34	—
Consumer and other loans	427	3	—

Total	$46,453	$404	$—

Nine month period ending September 30, 2012
Real estate loans:
Residential	$10,131	$215	$—
Commercial	29,756	946	—
Land, development, construction	4,599	19	—

Total real estate loans	44,486	1,180	—

Commercial loans	4,432	80	—
Consumer and other loans	455	13	—

Total	$49,373	$1,273	$—

Three month period ending September 30, 2011	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$12,904	$83	$—
Commercial	40,370	244	—
Land, development, construction	13,817	57	—

Total real estate loans	67,091	384	—

Commercial loans	6,366	67	—
Consumer and other loans	537	5	—

Total	$73,994	$456	$—

Nine month period ending September 30, 2011
Real estate loans:
Residential	$13,515	$193	$—
Commercial	42,890	600	—
Land, development, construction	14,929	98	—

Total real estate loans	71,334	891	—

Commercial loans	6,047	194	—
Consumer and other loans	602	16	—

Total	$77,983	$1,101	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

As of September 30, 2012	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,964	$—
Commercial real estate	12,103	—
Land, development, construction	2,726	—
Commercial	1,536	—
Consumer, other	329	121

Total	$28,658	$121

As of December 31, 2011	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$14,810	$—
Commercial real estate	11,637	—
Land, development, construction	10,482	—
Commercial	1,464	—
Consumer, other	465	120

Total	$38,858	$120

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

	Accruing Loans
As of September 30, 2012	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$428,138	$2,137	$1,039	$—	$3,176	$412,998	$11,964
Commercial real estate	468,261	3,870	1,571	—	5,441	450,717	12,103
Land/dev/construction	56,454	—	174	—	174	53,554	2,726
Commercial	131,302	746	134	—	880	128,886	1,536
Consumer	50,806	113	88	121	322	50,155	329

Total	$1,134,961	$6,866	$3,006	$121	$9,993	$1,096,310	$28,658

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

	As of September 30, 2012
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$398,394	$4,661	$25,083	$—
Commercial real estate	381,121	49,139	38,001	—
Land/dev/construction	39,049	12,194	5,211	—
Commercial	117,794	6,557	6,951	—
Consumer	49,391	644	771	—

Total	$985,749	$73,195	$76,017	$—

	As of December 31, 2011
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$373,833	$6,723	$25,367	$—
Commercial real estate	363,376	52,161	31,922	—
Land/dev/construction	61,854	13,070	14,593	—
Commercial	111,782	4,314	9,968	—
Consumer	49,693	689	1,009	—

Total	$960,538	$76,957	$82,859	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, based on payment activity as of September 30, 2012 and December 31, 2012.

As of September 30, 2012	Residential	Consumer
Performing	$416,174	$50,356
Nonperforming	11,964	450

Total	$428,138	$50,806

As of December 31, 2011	Residential	Consumer
Performing	$391,113	$49,414
Nonperforming	14,810	585

Total	$405,923	$49,999

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2012 and December 31, 2011. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Sept 30, 2012	Dec 31, 2011
Contractually required principal and interest	$576,494	$291,531
Non-accretable difference	(159,341)	(51,536)

Cash flows expected to be collected	417,153	239,995
Accretable yield	(105,412)	(74,552)

Carrying value of acquired loans	$311,741	$165,443
Allowance for loan losses	(2,348)	(385)

Carrying value less allowance for loan losses	$309,393	$165,058

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $11,208 and $15,608 from non-accretable difference to accretable yield during the three month and nine month periods ending September 30, 2012, respectively, to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and nine month periods ending September 30, 2012 and 2011.

Activity during the three month period ending September 30, 2012	June 30, 2012	Effect of acquisitions	income accretion	all other adjustments	Sept 30, 2012
Contractually required principal and interest	$594,439	$—	$—	$(17,945)	$576,494
Non-accretable difference	(164,756)	—	—	5,415	(159,341)

Cash flows expected to be collected	429,683	—	—	(12,530)	417,153
Accretable yield	(100,286)	—	6,208	(11,334)	(105,412)

Carry value of acquired loans	$329,397	$—	$6,208	$(23,864)	$311,741

Activity during the nine month period ending September 30, 2012	Dec 31, 2011	Effect of acquisitions	income accretion	all other adjustments	Sept 30, 2012
Contractually required principal and interest	$291,531	$363,130	$—	$(78,167)	$576,494
Non-accretable difference	(51,536)	(125,630)	—	17,825	(159,341)

Cash flows expected to be collected	239,995	237,500	—	(60,342)	417,153
Accretable yield	(74,552)	(32,975)	17,955	(15,840)	(105,412)

Carry value of acquired loans	$165,443	$204,525	$17,955	$(76,182)	$311,741

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Activity during the three month period ending September 30, 2011	June 30, 2011	Effect of acquisitions	income accretion	all other adjustments	Sept 30, 2011
Contractually required principal and interest	$295,112	$—	$—	$10,129	$305,241
Non-accretable difference	(77,725)	—	—	19,570	(58,155)

Cash flows expected to be collected	217,387	—	—	29,699	247,086
Accretable yield	(35,118)	—	2,850	(41,992)	(74,260)

Carry value of acquired loans	$182,269	$—	$2,850	$(12,293)	$172,826

Activity during the nine month period ending September 30, 2011	Dec 31, 2010	Effect of acquisitions	income accretion	all other adjustments	Sept 30, 2011
Contractually required principal and interest	$320,220	$—	$—	$(14,979)	$305,241
Non-accretable difference	(79,658)	—	—	21,503	(58,155)

Cash flows expected to be collected	240,562	—	—	6,524	247,086
Accretable yield	(39,013)	—	8,678	(43,925)	(74,260)

Carry value of acquired loans	$201,549	$—	$8,678	$(37,401)	$172,826

NOTE 7: FDIC indemnification asset

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010 and the acquisition of two failed banks in 2012. The activity in the FDIC loss share indemnification asset is as follows:

	Nine months period ended Sept 30, 2012	Nine months period ended Sept 30, 2011
Beginning of the period	$50,642	$59,456
Effect of acquisitions	93,166	—
Discount accretion	(1,491)	196
Indemnification revenue	2,421	1,727
Indemnification of foreclosure expense	844	1,143
Proceeds from FDIC	(17,139)	(8,952)
Impairment of loan pool	1,571	250

End of the period	$130,014	$53,820

Impairment of loan pools

Loan pools covered by FDIC loss share agreements were impaired by $1,963 which was an expense included in our loan loss provision expense. The 80% FDIC reimbursable amount of this expense ($1,571) was included in the Company’s non interest income and as an increase in the Company’s FDIC indemnification asset.

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

NOTE 8: Note payable

On January 25, 2012 the Company borrowed $10,000 on a short term basis at the holding company level to help facilitate the acquisition from the Federal Deposit Insurance Corporation (“FDIC”) of Central Florida State Bank (“Central FL”) and First Guaranty Bank & Trust (“FGB”) during January 2012 by our subsidiary bank. The Company invested those funds in its subsidiary bank such that the bank would have sufficient capital to support the initial balance sheets of the two acquired banks. Subsequent to the acquisitions, we exercised our option to reprice approximately $127,856 of internet time deposits assumed pursuant to the acquisition of FGB to current market interest rates. Subsequently, all of these deposits were withdrawn prior to maturity without penalty. By shrinking the balance sheet of its subsidiary bank, it freed up excess capital at the bank which returned the funds to the holding company in the form of a dividend on July 2, 2012. The holding company then used these funds to immediately repay the note. The interest rate on the note was 90 day LIBOR plus 400 bps.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The operating results of the Company for the three month and nine month periods ended September 30, 2012 include the operating results of the acquired assets and assumed liabilities since the acquisition date of January 20, 2012 for Central FL and January 27, 2012 for FGB. Due primarily to the significant amount of fair value adjustments and the Loss Share Agreements now in place, historical results of Central FL and FGB are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

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

In September 2012 the Financial Accounting Standards Board (“FASB”) proposed amending guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution. The FASB amendment requires that a subsequent adjustment to the indemnification asset be measured on the same basis as the underlying indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The amendments resulting from this amended guidance are expected to be issued in final form in the fourth quarter 2012 and effective for fiscal years beginning on or after December 15, 2012 with early adoption permitted. The Company does not expect the impact of this amendment on the consolidated financial statements to be material.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts presented herein are in thousands, except per share data.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

Overview

Our total assets increased approximately 4.1% during the nine month period ending September 30, 2012 primarily due to the acquisitions of Central Florida State Bank in Belleveiw, Florida (“Central FL”) and First Guaranty Bank and Trust Company of Jacksonville in Jacksonville, Florida (“FGB”) discussed in Note 9. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $82,872 at September 30, 2012 (approximately 3.5% of total assets) as compared to $133,202 at December 31, 2011 (approximately 5.8% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored entities and agency securities and municipal tax exempt securities, were $458,796 at September 30, 2012 (approximately 19% of total assets) compared to $591,164 at December 31, 2011 (approximately 26% of total assets), a decrease of $132,368 or 22%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings. Securities purchased for this portfolio have primarily been various municipal securities. A list of the activity in this portfolio is summarized below.

	Nine month period ended Sept 30, 2012	Nine month period ended Sept 30, 2011
Beginning balance	$—	$2,225
Purchases	272,130	189,880
Proceeds from sales	(272,664)	(192,502)
Net realized gain on sales	534	397
Mark to market adjustment	—	—

Ending balance	$—	$—

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

	Nine month period ended Sept 30, 2012	Nine month period ended Sept 30, 2011
Beginning balance	$3,741	$673
Loans originated	11,744	5,271
Proceeds from sales	(13,950)	(5,368)
Net realized gain on sales	172	88

Ending balance	$1,707	$664

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the nine month period ended September 30, 2012, were $1,444,499, or 69% of average earning assets, as compared to $1,198,838, or 63% of average earning assets, for the similar period in 2011. Total loans at September 30, 2012 and December 31, 2011 were $1,444,182 and $1,283,766, respectively, an increase of $160,416, or 12.5%. This represents a loan to total asset ratio of 60.7% and 56.2% and a loan to deposit ratio of 72.3% and 66.9%, at September 30, 2012 and December 31, 2011, respectively.

Our total loans, excluding loans covered by FDIC loss share agreements, increased by $14,724 during the nine month period ending September 30, 2012, an annualized rate of 1.8%. The weak economy in general and the struggling Florida real estate market in particular, have made it difficult to grow our loan portfolio. However, we have seen improvement in our credit metrics over the past three quarters, and did have better loan growth in the second and third quarter. Loans decreased by $10,710 during the first quarter of the year and increased by $19,258 during the second quarter, and by $6,176 during the third quarter.

Total loans covered by FDIC loss share agreements increased by $145,692 during the nine month period ending September 30, 2012. This was due to the acquisitions of Central FL and FGB as described in Note 9.

Approximately 21.4% of our loans, or $309,743, is covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. Within the FDIC covered loan portfolio, 52% are collateralized by single family residential real estate and 43% are collateralized by commercial real estate. The remainder is a mix of commercial non real estate loans and land, land development and construction loans.

Approximately 4.6% of the Company’s loans, or $65,937, are subject to a two year put back option, commencing January 20, 2011, with TD Bank, N.A., such that if any of these loans becomes 30 days past due or are adversely classified pursuant to bank regulatory guidelines, we have the option to put back the loan to TD Bank, N.A. Through September 30, 2012, we have put back loans with an aggregate outstanding balance of approximately $12,700, approximately 10% of the initial purchase. When the loans are put back to TD Bank, the Company is reimbursed 90% of the outstanding loan balance (i.e. the original discounted purchase price). The loans were recorded on the Company’s books at market value as of the acquisition date. The average fair value as of the acquisition date was approximately 98%. The difference between the reimbursed amount (90% of the loan’s outstanding balance) and the carrying value of the loan (approximately 98% of the outstanding balance) is recognized as a credit related expense and is included in credit related expenses in non-interest expense in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

Approximately 9.7% of the Company’s loans, or $140,264, are subject to a one year put back option, commencing November 1, 2011, with The Hartford Insurance Group (“Hartford”), such that if any of these loans becomes 30 days past due or are adversely classified pursuant to bank regulatory guidelines, we have the option to put back the loan to Hartford. Through September 30, 2012, we have put back loans with an aggregate outstanding balance of approximately $7,900, approximately 5% of the initial purchase. When the loans are put back to Hartford, we are reimbursed 73% of the outstanding loan balance (i.e. the original discounted purchase price). The loans were recorded on our books at market value as of the acquisition date, approximately 98%. At the acquisition date, we estimated that the loan put back amount could approximate $6,000 and made the appropriate provision. The difference between the reimbursed amount (73% of the loan’s outstanding balance) and the carrying value of the loan (approximately 98% of the outstanding balance), first reduces the provision for estimated put backs, then the excess is recognized as a credit related expense and is included in credit related expenses in non-interest expense in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

Approximately 64.3% of the Company’s loans, or $928,238, is not covered by FDIC loss sharing agreements or subject to a put back option with TD Bank, N.A. or Hartford.

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

Our total loans, including those with and without loss protection agreements, total $1,444,182 at September 30, 2012. Of this amount approximately 87% are collateralized by real estate, 9% are commercial non real estate loans and the remaining 4% are consumer and other non real estate loans. We have approximately $589,965 of single family residential loans which represents about 41% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 42% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Sept 30, 2012	Dec 31, 2011
Loans not covered by FDIC loss share agreements (note 2)
Real estate loans
Residential	$428,138	$405,923
Commercial	468,261	447,459
Construction, development, land	56,454	89,517

Total real estate	952,853	942,899
Commercial	131,302	126,064
Consumer and other loans (note 1)	1,998	1,392
Consumer and other loans	48,808	49,999

Loans before unearned fees and cost	1,134,961	1,120,354
Unearned fees/costs	(522)	(639)
Allowance for loan losses for non covered loans	(24,019)	(27,585)

Total loans not covered by FDIC loss share agreements	1,110,420	1,092,130

Loans covered by FDIC loss share agreements
Real estate loans
Residential	161,827	99,270
Commercial	133,069	54,184
Construction, development, land	8,473	8,231

Total real estate	303,369	161,685
Commercial	6,374	2,366

	309,743	164,051
Allowance for loan losses for covered loans	(2,322)	(359)

Net loans covered by FDIC loss share agreements	307,421	163,692

Total loans	1,417,841	$1,255,822

Note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans have been written down to estimated fair value and are being accounted for pursuant to ASC Topic 310-30.
Note 2:	Includes $65,937 of loans that are subject to a two year put back option with TD Bank, N.A., such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to TD Bank. This put back period ends January 20, 2013. Also includes $140,264 of loans that are subject to a one year put back option with The Hartford Insurance Group, Inc. (“Hartford”), such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loan to Hartford. This put back period ends November 1, 2012.

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

We expect to provide an allowance for loan losses for the FTC purchased loans and for the TD Bank purchased loans, however, because these were selected performing loans and because we have the option to put back any loan that becomes 30 days past due or is adversely classified, the initial allowance for loan losses related to these two groups of loans are not expected to be material.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at September 30, 2012 and December 31, 2011.

	Sept 30, 2012			Dec 31, 2011			increase (decrease)
	loan balance	ALLL balance	%	loan balance	ALLL balance	%	loan balance	ALLL balance
Impaired loans	$44,811	$949	2.12%	$53,668	$3,304	6.16%	$(8,857)	$(2,355)	-404bps
Non impaired loans	883,427	23,070	2.61%	819,767	24,281	2.96%	63,660	(1,211)	-35bps
TD loans (note 1)	65,937	—		90,457	—		(24,520)	—
FTC loans (note 2)	140,264	—		155,823	—		(15,559)	—

Loans (note 3)	1,134,439	24,019	2.12%	1,119,715	27,585	2.46%	14,724	(3,566)	-34bps
Covered loans (note 4)	309,743	2,322		164,051	359		145,692	1,963

Total loans	$1,444,182	$26,341	1.82%	$1,283,766	$27,944	2.18%	$160,416	$(1,603)	-36bps

Note 1:	Performing loans purchased from TD Bank subject to a two year put back option commencing on January 20, 2011, such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loans to TD Bank.
Note 2:	Performing loans purchased from Hartford’s then wholly owned bank, FTC, subject to a one year put back option commencing on November 1, 2011, such that if any of these loans become 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company has the option to put back the loans to Hartford.
Note 3:	Total loans not covered by FDIC loss share agreements.
Note 4:	Loans covered by FDIC loss share agreements. Eighty percent of any losses in this portfolio will be reimbursed by the FDIC and recognized as FDIC Indemnification income and included in non-interest income within the Company’s condensed consolidated statement of operations.

The general loan loss allowance (non-impaired loans) decreased by $1,211, or 35 bps to 2.61% of the non-impaired loan balance outstanding as of the end of the current period as compared to 2.96% at December 31, 2011. This is a result of changes in historical charge off rates, changes in environmental factors and changes in the loan portfolio mix. All of our significant credit metrics have been improving over the past three quarters, with the exception of a small increase in 30-89 day past due loans increasing from 0.61% to 0.87% during the current quarter. However, there was one large loan that was considered past due because it matured. This loan has subsequently been repaid. Also, two large loans which were past due 30 days are now current. Excluding these three loans, our 30-89 day past due loan ratio is approximately the same as the prior quarter. We expect the general loan loss allowance as a percentage of non-impaired loans, as presented above, to continue to decrease. However, we expect to establish a general loan loss allowance on the FTC purchased loans, once the put back option terminates in the fourth quarter of 2012, and on the TD purchased loans, once that put back option terminates in the first quarter of 2013. Currently, there is no general loan loss allowance associated with the performing loans purchased from TD Bank and for the FTC performing loans purchased from Hartford for the reasons described in notes 1 and 2 above.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans not covered by an FDIC loss sharing agreement on a loan by loan basis. We recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $5,533 to $44,811 ($43,862 when the $949 specific allowance is considered) from their legal unpaid principal balance outstanding of $50,344. As such, in the aggregate, our total impaired loans have been written down to approximately 87% of their legal unpaid principal balance.

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

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at September 30, 2012. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended Sept 30, 2012
Balance at beginning of period	$23,634	$1,549	$25,183
Loans charged-off	(2,245)	—	(2,245)
Recoveries of loans previously charged-off	978	—	978

Net charge-offs	(1,267)	—	(1,267)
Provision for loan loss	1,652	773	2,425

Balance at end of period	$24,019	$2,322	$26,341

Three months ended Sept 30, 2011
Balance at beginning of period	$27,418	$—	$27,418
Loans charged-off	(7,186)	—	(7,186)
Recoveries of loans previously charged-off	662	293	955

Net charge-offs	(6,524)	293	(6,231)
Provision for loan losses	4,985	20	5,005

Balance at end of period	$25,879	$313	$26,192

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Nine months ended Sept 30, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(10,393)	—	(10,393)
Recoveries of loans previously charged-off	1,739	—	1,739

Net charge-offs	(8,654)	—	(8,654)
Provision for loan loss	5,088	1,963	7,051

Balance at end of period	$24,019	$2,322	$26,341

Nine months ended Sept 30, 2011
Balance at beginning of period	$26,267	$—	$26,267
Loans charged-off	(28,947)	(293)	(29,240)
Recoveries of loans previously charged-off	946	293	1,239

Net charge-offs	(28,001)	—	(28,001)
Provision for loan losses	27,613	313	27,926

Balance at end of period	$25,879	$313	$26,192

We acquired two FDIC failed financial institutions during the first quarter of 2012 and three during the third quarter of 2010, including loans covered by FDIC loss share agreements. All of the loans acquired are being accounted for pursuant to ASC Topic 310-30. We arrived at this conclusion as follows.

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

Second, all remaining acquired loans, those without specifically identified credit deficiency factors, we refer to as Type B loans for disclosure purposes, were then grouped into pools with common risk characteristics. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the challenging economic environment both nationally and locally as well as the unfavorable real estate market particularly in Florida, at the time of acquisition. In addition, these loans were acquired from three failed financial institutions, which implies potentially deficient, or at least questionable, credit underwriting. Based on management’s estimate of fair value, each of these pools was assigned a discount credit mark. We have applied ASC Topic 310-30 accounting treatment by analogy to Type B loans. The result is that all loans acquired from these failed financial institutions will be accounted for under ASC Topic 310-30.

Income on acquired loans, whether Type As or Type Bs, is recognized in the same manner pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. We accreted approximately $6,208 and $17,955 into interest income during the three and nine month periods ending September 30, 2012, respectively, from these purchased loans.

Each quarter, management reevaluates expected future losses and expected future cash flows compared to previously estimated expected losses and cash flows. To the extent revised expected cash flows are higher than previously expected cash flows, the estimated difference is reclassified from non-accretable difference to accretable yield, and future yield accretion will increase over the remaining life of the loans in the related pool. To the extent the related FDIC loss share agreement has not yet terminated, approximately 80% of the increase in future expected cash flows is accreted (negative accretion) over the remaining term of the related FDIC indemnification period in non-interest income in the Company’s condensed consolidated statements of earnings and comprehensive income. The net negative accretion for the three month and nine month periods ending September 30, 2012 was $705 and $1,491, respectively.

To the extent future expected cash flows are determined to be less than previously estimated future expected cash flows, then that particular pool is impaired. When a pool is deemed to be impaired the estimated loss is recognized in the current period and included in our loan loss provision expense. Approximately 80% of the impairment expense is recognized as non-interest income in the current period and included in FDIC indemnification income in non-interest income in our condensed consolidated statement of earnings and comprehensive income. Impairment expense for the three month and nine month periods ending September 30, 2012 was $773 and $1,963, respectively.

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 2.54% at September 30, 2012, compared to 3.48% at December 31, 2011.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $35,633 at September 30, 2012, compared to $49,309 at December 31, 2011. Non performing assets as a percentage of total assets were 1.50% at September 30, 2012, compared to 2.16% at December 31, 2011.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated. All loans, OREO and other repossessed assets covered by FDIC loss share agreements are excluded.

	Sept 30, 2012	Dec 31, 2011
Non-accrual loans	$28,658	$38,858
Past due loans 90 days or more and still accruing interest	121	120

Total non-performing loans (NPLs)	28,779	38,978

Other real estate owned (OREO)	5,858	8,712
Repossessed assets other than real estate	996	1,619

Total non-performing assets (NPAs)	$35,633	$49,309

Total NPLs as a percentage of total loans	2.54%	3.48%
Total NPAs as a percentage of total assets	1.50%	2.16%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans	0.87%	1.45%
Allowance for loan losses	$24,019	$27,585
Allowance for loan losses as a percentage of NPLs	83%	71%

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of September 30, 2012 the Company had reported a total of 210 non accrual loans with an aggregate book value of $28,658, compared to December 31, 2011 when 221 non accrual loans with an aggregate book value of $38,858 were reported. Most of the $10,200 decrease came from the land, development and construction loan category. The other categories remained approximately the same or slight decreases except for commercial real estate which increased by approximately $466. This amount is further delineated by collateral category and number of loans in the table below.

collateral category (unaudited)	carrying balance	percentage of total non accrual Loans	number of non accrual loans in category
Residential real estate loans	$11,964	42%	96
Commercial real estate loans	12,103	42%	39
Land, development, construction loans	2,726	10%	29
Non real estate commercial loans	1,536	5%	26
Non real estate consumer and other loans	329	1%	20

Total non accrual loans at Sept 30, 2012	$28,658	100%	210

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At September 30, 2012, total OREO was

$31,825. Of this amount, $25,967 is covered by FDIC loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $5,858 at September 30, 2012. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in our condensed consolidated statements of earnings and comprehensive income. OREO is further delineated in the table below.

(unaudited) description of repossessed real estate	carrying amount at Sept 30, 2012
7 single family homes	$371
1 mobile homes with land	126
33 residential building lots	1,109
12 commercial buildings	1,515
Land / various acreages	2,737

Total, excluding OREO covered by FDIC loss share agreements	$5,858

Impaired loans are defined as loans that management has concluded will not repay as agreed upon pursuant to the terms of the original loan agreements. (Small balance homogeneous loans are not considered for impairment purposes.) Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At September 30, 2012 we have identified a total of $44,811 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $949 has been attached to $9,608 of the total identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $44,811, has been partially charged down by $5,533 from their aggregate legal unpaid balance of $50,344. The table below summarizes impaired loan data for the periods presented.

	Sept 30, 2012	Dec 31, 2011
Impaired loans with a specific valuation allowance	$9,608	$13,203
Impaired loans without a specific valuation allowance	35,203	40,465

Total impaired loans	$44,811	$53,668
Amount of allowance for loan losses allocated to impaired loans	949	$3,304

Performing TDRs	$7,699	$6,554
Non performing TDRs, included in NPLs	7,729	5,807

Total TDRs (TDRs are required to be included in impaired loans)	$15,428	$12,361
Impaired loans that are not TDRs	29,383	41,307

Total impaired loans	$44,811	$53,668

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of September 30, 2012, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $97,749 at September 30, 2012 compared to $94,358 at December 31, 2011, an increase of $3,391 or 4%. This amount is the result of purchases, net of dispositions, and construction in process of $11,944 less $4,148 of depreciation expense, $804 carrying value of excess land sold, and $3,601 carrying value transfer of bank properties to held-for-sale. The bank properties were transferred at $2,987, the net realizable value, resulting in an impairment expense of $614. The $11,944 of purchases and construction cost, net of disposals, was primarily the result of: the construction of two new branches, one of which was a permanent replacement for a previously leased temporary location; purchase of two office locations from the FDIC in Jacksonville; remodel and reconfigure construction cost; and, acquisition of additional furniture, fixtures and equipment relating to our acquisitions of Central FL and FGB, as well as the two newly constructed offices referred to above, and normal replacements and upgrading of existing equipment, furniture and software.

Deposits

During the nine month period ending September 30, 2012, total deposits increased by $78,060 (time deposits decreased by $78,881 and non time deposits increased by $156,941) primarily due to the two FDIC assisted transactions during the first quarter of 2012. A summary of our deposit mix is presented in the table below.

	Sept 30, 2012	% of total	Dec 31, 2011	% of total
Demand - non-interest bearing	$504,528	25%	$423,128	22%
Demand - interest bearing	410,517	21%	344,303	18%
Savings deposits	240,326	12%	205,387	10%
Money market accounts	314,441	16%	340,053	18%
Time deposits	528,037	26%	606,918	32%

Total deposits	$1,997,849	100%	$1,919,789	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $21,041 at September 30, 2012 compared to $14,652 at December 31, 2011.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. At September 30, 2012 we had $46,574 of correspondent bank deposits or federal funds purchased, compared to $54,624 at December 31, 2011.

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

In November 2011, we acquired certain assets and assumed certain liabilities of Federal Trust Corporation (“FTC”) from The Hartford Financial Services Group, Inc. (“Hartford”) pursuant to an acquisition agreement, including FTC’s corporate debenture and related trust preferred security issued through FTC’s finance subsidiary Federal Trust Statutory Trust (“FTC Trust”) in the amount of $5,000. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 295 basis points). The corporate debenture and the trust preferred security each have 30-year lives maturing in 2033. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

Stockholders’ equity

Stockholders’ equity at September 30, 2012, was $273,844, or 11.5% of total assets, compared to $262,633, or 11.5% of total assets at December 31, 2011. The increase in stockholders’ equity was due to the following items:

$262,633	Total stockholders’ equity at December 31, 2011
7,664	Net income during the period
(902)	Dividends paid on common shares, $0.03 per common share
3,923	Net increase in market value of securities available for sale, net of deferred taxes
526	Employee equity based compensation

$273,844	Total stockholders’ equity at September 30, 2012

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2012, the Company’s subsidiary bank, CenterState Bank of Florida, N.A., exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2012 and December 31, 2011 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A. are presented in the tables below.

CenterState Banks, Inc. (the Company)	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2012
Total capital (to risk weighted assets)	$244,774	17.6%	$139,081	> 10%	$105,693
Tier 1 capital (to risk weighted assets)	227,278	16.3%	83,449	> 6%	143,829
Tier 1 capital (to average assets)	227,278	9.6%	117,958	> 5%	109,320

December 31, 2011
Total capital (to risk weighted assets)	$247,567	19.1%	$129,927	> 10%	$117,640
Tier 1 capital (to risk weighted assets)	231,182	17.8%	77,956	> 6%	153,226
Tier 1 capital (to average assets)	231,182	10.5%	110,143	> 5%	121,039

CenterState Bank of Florida, N.A.	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2012
Total capital (to risk weighted assets)	$225,434	16.3%	$138,384	> 10%	$87,050
Tier 1 capital (to risk weighted assets)	208,027	15.0%	83,030	> 6%	124,997
Tier 1 capital (to average assets)	208,027	8.9%	117,143	> 5%	90,884

December 31, 2011
Total capital (to risk weighted assets)	$183,942	15.9%	$115,569	> 10%	$68,374
Tier 1 capital (to risk weighted assets)	169,365	14.7%	69,341	> 6%	100,024
Tier 1 capital (to average assets)	169,365	8.4%	100,589	> 5%	68,776

Valrico State Bank	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
December 31, 2011
Total capital (to risk weighted assets)	$23,377	17.9%	$13,085	> 10%	$10,292
Tier 1 capital (to risk weighted assets)	21,730	16.6%	7,851	> 6%	13,879
Tier 1 capital (to average assets)	21,730	12.8%	8,468	> 5%	13,262

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

Overview

We recognized net income of $2,695 or $0.09 per share basic and diluted for the three month period ended September 30, 2012, compared to a net loss of $1,992 or $0.07 per share basic and diluted for the same period in 2011.

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

•

our loan loss provision expense is significantly less this quarter than the same quarter last year which is reflective of our improved credit metrics and other improvements in our real estate market and economy; and,

•	commission revenue from bond sales at our correspondent banking segment was higher in the current quarter compared to the similar quarter last year.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $4,823 or 28% to $21,779 during the three month period ended September 30, 2012 compared to $16,956 for the same period in 2011. The $4,823 increase was the result of a $3,883 increase in interest income and a $940 decrease in interest expense.

Interest earning assets averaged $2,028,411 during the three month period ended September 30, 2012 as compared to $1,857,078 for the same period in 2011, an increase of $171,333, or 9%. The yield on average interest earning assets increased 41bps to 4.65% (42bps to 4.72% tax equivalent basis) during the three month period ended September 30, 2012, compared to 4.24% (4.30% tax equivalent basis) for the same period in 2011. The combined effects of the $171,333 increase in average interest earning assets and the 41bps (42bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $3,883 ($3,914 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,620,587 during the three month period ended September 30, 2012 as compared to $1,451,731 for the same period in 2011, an increase of $168,856, or 12%. The cost of average interest bearing liabilities decreased 31bps to 0.48% during the three month period ended September 30, 2012, compared to 0.79% for the same period in 2011. The combined effects of the $168,856 increase in average interest bearing liabilities and the 31bps decrease in cost of average interest bearing liabilities resulted in the $940 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2012 and 2011 on a tax equivalent basis.

	Three months ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
Loans (1) (2) (9)	$1,129,783	$14,815	5.22%	$991,217	$13,549	5.42%
Covered loans (10)	317,914	5,908	7.39%	176,275	2,759	6.21%
Securities- taxable	438,317	2,653	2.41%	422,641	3,132	2.94%
Securities- tax exempt (9)	39,770	538	5.38%	36,229	521	5.71%
Fed funds sold and other (3)	102,627	149	0.58%	230,716	188	0.32%

Total interest earning assets	2,028,411	24,063	4.72%	1,857,078	20,149	4.30%

Allowance for loan losses	(25,893)			(29,009)
All other assets	411,078			287,483

Total assets	$2,413,596			$2,115,552

Interest bearing deposits (4)	1,532,538	1,748	0.45%	1,353,164	2,731	0.80%
Fed funds purchased	47,885	6	0.05%	67,540	9	0.05%
Other borrowings (5)	22,818	23	0.40%	18,527	37	0.79%
Note payable (6)	384	4	4.14%	—	—	—
Corporate debentures	16,962	160	3.75%	12,500	104	3.30%

Total interest bearing liabilities	1,620,587	1,941	0.48%	1,451,731	2,881	0.79%

Demand deposits	503,654			406,455
Other liabilities	16,655			8,374
Stockholders’ equity	272,700			248,992

Total liabilities and stockholders’ equity	$2,413,596			$2,115,552

Net interest spread (tax equivalent basis) (7)			4.24%			3.52%

Net interest income (tax equivalent basis)		$22,122			$17,268

Net interest margin (tax equivalent basis) (8)			4.34%			3.69%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $101 and $79 for the three month periods ended September 30, 2012 and 2011.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($371) and ($274) for the three month periods ended September 30, 2012 and 2011.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Represents a $10,000 short-term note used to facilitate the two FDIC assisted transactions during January 2012 which was subsequently repaid during July 2012.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
Note 10:	Loans covered by FDIC loss share agreements accounted for pursuant to ASC Topic 310-30.

Provision for loan losses

The provision for loan losses decreased $2,580, or 52%, to $2,425 during the three month period ending September 30, 2012 compared to $5,005 for the comparable period in 2011. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2012 was $16,301 compared to $12,245 for the comparable period in 2011. This increase was the result of the following components listed in the table below.

Three month period ending:	Sept 30, 2012	Sept 30, 2011	$ increase (decrease)	% increase (decrease)
Income from correspondent banking and bond sales division	$8,606	$7,999	$607	7.6%
Other correspondent banking related fees	590	445	145	32.6%
Wealth management related fees	683	557	126	22.6%
Trust income	317	—	317	n/a
Trading securities revenue	257	130	127	97.7%
Service charges on deposit accounts	1,695	1,629	66	4.1%
Debit card and ATM fees	1,012	713	299	41.9%
Loan related fees	116	199	(83)	(41.7%)
BOLI income	360	227	133	58.6%
Other service charges and fees	496	110	386	350.9%
Gain on sale of securities available for sale	675	205	470	229.3%
FDIC indemnification asset- accretion of discount rate	(705)	(225)	(480)	213.3%
FDIC OREO indemnification income	1,580	241	1,339	555.5%
FDIC pool impairment indemnification income	619	15	604	4,026.7%

Total non-interest income	$16,301	$12,245	$4,056	33.1%

The FDIC indemnification asset (“IA”) discount is producing amortization (versus accretion) due to adjustments to the estimated losses in the FDIC covered loan portfolio. That is, to the extent current adjusted projected future losses in the covered loan portfolio are less than originally projected losses, the related projected reimbursements from the FDIC contemplated in the IA is less, which produces a negative income accretion in non-interest income. This event corresponds to the increase in yields in the FDIC covered loan portfolio. The net negative accretion is less in 3Q11 compared to 3Q12 because each quarter expected future cash flows on the related loan pools have improved, which means that expected reimbursements from the FDIC decreased. The decreases in expected future reimbursements from the FDIC are negatively accreted into non-interest income over the remaining loss share period. Loss share periods are ten years for single family residential loans and five years for commercial loans. Consumer loans are not covered by loss share arrangements.

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

We acquired a Trust department in our January 27, 2012 FDIC assisted acquisition of FGB, which is currently producing gross Trust revenue of approximately $300 per quarter. Income from correspondent banking and bond sales division (i.e. commissions from bond sales) increased during the current quarter compared to the same quarter last year. The increase is due to volume which is reflective of the needs of the market as well as volatility in interest rates. Our bond customers are approximately 500 small and medium sized financial institutions primarily located in Florida, Georgia and Alabama. Gain on sale of securities available for sale also increased during the current quarter compared to the same period last year. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management, investment yields and asset/liability management.

Non-interest expense

Non-interest expense for the three months ended September 30, 2012 increased $4,919, or 18.4%, to $31,706, compared to $26,787 for the same period in 2011. Components of our non-interest expenses are listed in the table below.

Three month period ending:	Sept 30, 2012	Sept 30, 2011	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$14,083	$12,621	$1,462	11.6%
Employee incentive/bonus compensation	1,247	600	647	107.8%
Employee stock based compensation	154	158	(4)	(2.5%)
Deferred compensation expense	131	114	17	14.9%
Health insurance and other employee benefits	1,034	483	551	114.1%
Payroll taxes	718	618	100	16.2%
Employer 401K matching contributions	268	231	37	16.0%
Other employee related expenses	298	231	67	29.0%
Incremental direct cost of loan origination	(227)	(112)	(115)	102.7%

Total salaries, wages and employee benefits	17,706	14,944	2,762	18.5%

Loss on sale of OREO	33	1	32	3200.0%
Loss on sale of FDIC covered OREO	120	306	(186)	(60.8%)
Valuation write down of OREO	368	1,366	(998)	(73.1%)
Valuation write down of FDIC covered OREO	1,367	23	1,344	5843.5%
Loss on repossessed assets other than real estate	37	218	(181)	(83.0%)
Loan put back expense	852	203	649	319.7%
Foreclosure and repossession related expenses	858	768	90	11.7%
Foreclosure and repo expense, FDIC (note 1)	209	81	128	158.0%

Total credit related expenses	3,844	2,966	878	29.6%

Occupancy expense	2,246	2,036	210	10.3%
Depreciation of premises and equipment	1,465	1,016	449	44.2%
Supplies, stationary and printing	261	314	(53)	(16.9%)
Marketing expenses	716	611	105	17.2%
Data processing expense	890	848	42	5.0%
Legal, auditing and other professional fees	551	559	(8)	(1.4%)
Bank regulatory related expenses	623	617	6	1.0%
Postage and delivery	282	293	(11)	(3.8%)
ATM and debit card related expenses	312	335	(23)	(6.9%)
CDI and Trust intangible amortization	353	194	159	82.0%
Impairment – bank property held for sale	449	—	449	n/a
Internet and telephone banking	209	324	(115)	(35.5%)
Visa/Mastercard processing and prepaid card expenses	35	35	—	n/a
Put-back option amortization	182	109	73	67.0%
Operational write-offs and losses	378	166	212	127.7%
Correspondent accounts and Federal Reserve charges	133	118	15	12.7%
Conferences/Seminars/Education/Training	105	134	(29)	(21.6%)
Director fees	100	71	29	40.9%
Travel expenses	112	30	82	273.3%
Other expenses	577	488	89	18.2%

Subtotal	31,529	26,208	5,321	20.3%
Merger, acquisition and conversion related expenses	177	579	(402)	(69.4%)

Total non-interest expense	$31,706	$26,787	$4,919	18.4%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding credit related expenses, correspondent banking division expenses, impairment of bank property held for sale and merger/acquisition related expenses, the Company’s remaining non-interest expenses increased approximately $3,565, or 22%, during the current quarter compared to the same quarter last year, as summarized in the table below.

	3 months ending Sept 30,		increase
	2012	2011	(decrease)
Total non-interest expense	$31,706	$26,787	$4,919
Merger, acquisition and conversion expenses	(177)	(579)	402
Credit related expenses	(3,844)	(2,966)	(878)
Correspondent banking division expenses	(7,235)	(6,806)	(429)
Impairment – bank property held for sale	(449)	—	(449)

Non-interest expense, excluding items above	$20,001	$16,436	$3,565

The increase in non-interest expenses, excluding items listed above, between the two periods presented above were primarily due to the January 20, 2012 acquisition of Central FL, the January 27, 2012 acquisition of FGB and the November 1, 2011 acquisition of Federal Trust Corporation and its subsidiary Federal Trust Bank.

Provision (benefit) for income taxes

We recognized an income tax provision for the three months ended September 30, 2012 of $1,254 on pre-tax income of $3,949 (an effective tax rate of 31.8%) compared to an income tax benefit of $599 on pre-tax loss of $2,591 (an effective tax rate of 23.1%) for the comparable quarter in 2011. Quarterly effective tax rates could be volatile with wide swings in quarterly earnings/losses causing changes in periodic projected annual taxable income, which occurred during 2011. Currently, we expect an effective tax rate of approximately 30% for the year of 2012, which compares to the 2011 annual effective tax rate of 30.2%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

Overview

We recognized net income of $7,664 or $0.25 per share basic and diluted for the nine month period ended September 30, 2012, compared to a net loss of $6,173 or $0.21 per share basic and diluted for the same period in 2011.

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

•

our loan loss provision expense is significantly less this period than the same period last year which was reflective of our improved credit metrics and other improvements in our real estate market and economy; and,

•	commission revenue from bond sales at our correspondent banking segment was significantly higher during the first nine months of 2012 compared to the similar period last year;

•

bargain purchase gain recognized in the first nine months of 2012 from the Central FL acquisition was $453, which was significantly less than the $11,129 bargain purchase gain recognized from the TD Bank transaction in January 2011.

Each of the above referenced income and expense categories, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $13,389 or 26% to $64,858 during the nine month period ended September 30, 2012 compared to $51,469 for the same period in 2011. The $13,389 increase was the result of a $10,694 increase in interest income and a $2,695 decrease in interest expense.

Interest earning assets averaged $2,079,845 during the nine month period ended September 30, 2012 as compared to $1,890,776 for the same period in 2011, an increase of $189,069, or 10%. The yield on average interest earning assets increased 29bps to 4.60% (29bps to 4.66% tax equivalent basis) during the nine month period ended September 30, 2012, compared to 4.31% (4.37% tax equivalent basis) for the same period in 2011. The combined effects of the $189,069 increase in average interest earning assets and the 29bps (29bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $10,694 ($10,843 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,679,536 during the nine month period ended September 30, 2012 as compared to $1,502,030 for the same period in 2011, an increase of $177,506, or 12%. The cost of average interest bearing liabilities decreased 30bps to 0.54% during the nine month period ended September 30, 2012, compared to 0.84% for the same period in 2011. The combined effects of the $177,506 increase in average interest bearing liabilities and the 30bps decrease in cost of average interest bearing liabilities resulted in the $2,695 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2012 and 2011 on a tax equivalent basis.

	Nine months ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
Loans (1) (2) (9)	$1,122,976	$44,055	5.24%	$1,013,841	$40,600	5.35%
Covered loans (10)	321,523	17,470	7.26%	184,997	8,523	6.16%
Securities- taxable	480,966	9,086	2.52%	480,524	10,646	2.96%
Securities- tax exempt (9)	38,675	1,580	5.46%	35,088	1,536	5.85%
Fed funds sold and other (3)	115,705	444	0.51%	176,326	487	0.37%

Total interest earning assets	2,079,845	72,635	4.66%	1,890,776	61,792	4.37%

Allowance for loan losses	(26,852)			(27,399)
All other assets	412,263			289,767

Total assets	$2,465,256			$2,153,144

Interest bearing deposits (4)	1,577,723	5,983	0.51%	1,391,661	8,922	0.86%
Fed funds purchased	56,920	22	0.05%	75,621	41	0.07%
Other borrowings (5)	21,942	71	0.43%	22,248	177	1.06%
Note payable (6)	5,996	198	4.41%	—	—	—
Corporate debenture	16,955	481	3.79%	12,500	310	3.32%

Total interest bearing liabilities	1,679,536	6,755	0.54%	1,502,030	9,450	0.84%

Demand deposits	501,903			384,524
Other liabilities	16,016			15,071
Stockholders’ equity	267,801			251,519

Total liabilities and stockholders’ equity	$2,465,256			$2,153,144

Net interest spread (tax equivalent basis) (7)			4.12%			3.53%

Net interest income (tax equivalent basis)		$65,880			$52,342

Net interest margin (tax equivalent basis) (8)			4.23%			3.70%

Note 1:	Loan balances are net of deferred origination fees and costs.
Note 2:	Interest income on average loans includes amortization of loan fee recognition of $480 and $223 for the nine month periods ended September 30, 2012 and 2011.
Note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
Note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($1,420) and ($1,155) for the nine month periods ended September 30, 2012 and 2011.
Note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Note 6:	Represents a $10,000 short-term note used to facilitate the two FDIC assisted transactions during January 2012 and has subsequently been repaid during July 2012.
Note 7:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
Note 8:	Represents net interest income divided by total interest earning assets.
Note 9:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
Note 10:	Loans covered by FDIC loss share agreements accounted for pursuant to ASC Topic 310-30.

Provision for loan losses

The provision for loan losses decreased $20,875, or 75%, to $7,051 during the nine month period ending September 30, 2012 compared to $27,926 for the comparable period in 2011. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.

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

Non-interest income

Non-interest income for the nine months ended September 30, 2012 was $46,586 compared to $46,369 for the comparable period in 2011. This increase was the result of the following components listed in the table below.

Nine month period ending:	Sept 30, 2012	Sept 30, 2011	$ increase (decrease)	% increase (decrease)
Income from correspondent banking and bond sales division	$26,356	$18,228	$8,128	44.6%
Other correspondent banking related fees	1,624	1,238	386	31.2%
Wealth management related fees	1,974	1,318	656	49.8%
Trust income	844	—	844	n/a
Trading securities revenue	534	397	137	34.5%
Service charges on deposit accounts	4,773	4,602	171	3.7%
Debit card and ATM fees	2,944	2,083	861	41.3%
Loan related fees	401	670	(269)	(40.2%)
BOLI income	1,081	701	380	54.2%
Other service charges and fees	1,098	496	602	121.4%
Gain on sale of securities	2,003	3,334	(1,331)	(39.9%)
FDIC indemnification asset- accretion of discount rate	(1,491)	196	(1,687)	(860.7%)
FDIC OREO indemnification income	2,421	1,727	694	40.2%
FDIC pool impairment indemnification income	1,571	250	1,321	528.4%

Subtotal	46,133	35,240	10,893	30.9%
Bargain purchase gain	453	11,129	(10,676)	(95.9%)

Total non-interest income	$46,586	$46,369	$217	0.5%

The FDIC indemnification asset (“IA”) is producing amortization (versus accretion) due to adjustments to the estimated losses in the FDIC covered loan portfolio. That is, to the extent current adjusted projected losses in the covered loan portfolio are less than originally projected losses and therefore future loan accretion yields increase, the related projected reimbursements from the FDIC contemplated in the IA is less, which produces a negative income accretion in non-interest income. This event corresponds to the increase in yields in the FDIC covered loan portfolio.

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

We acquired a Trust department in our January 27, 2012 FDIC assisted acquisition of FGB, which is currently producing gross Trust revenue of approximately $300 per quarter. We also acquired approximately $8,000 of BOLI pursuant to the November 1, acquisition of Federal Trust Bank and purchased an additional $10,000 in January of 2012, resulting in higher BOLI income during the current period compared to the same period last year. Income from correspondent banking and bond sales division (i.e. commissions from bond sales) increased during the current period compared to the same period last year. The increase is due to volume which is reflective of the needs of the market as well as volatility in interest rates. Our bond customers are approximately 500 small and medium sized financial institutions primarily located in Florida, Georgia and Alabama. These increases in non-interest income were partially offset by less gain on sales of securities available for sale during the current period compared to the same period last year. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management, investment yields and asset/liability management.

The $453 bargain purchase gain recognized during the current period related to the FDIC assisted transaction Central FL in Belleview, Florida in January 2012. The other January 2012 FDIC assisted transaction of FGB did not result in a bargain purchase gain. The $11,129 bargain purchase gain recognized in January 2011 related to the TD Bank transaction.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2012 increased $13,485, or 16.9%, to $93,450, compared to $79,965 for the same period in 2011. Components of our non-interest expenses are listed in the table below.

Nine month period ending:	Sept 30, 2012	Sept 30, 2011	$ Increase (decrease)	% Increase (decrease)
Employee salaries and wages	$43,652	$34,439	9,213	26.8%
Employee incentive/bonus compensation	2,906	1,806	1,100	60.9%
Employee stock based compensation	478	535	(57)	(10.6%)
Deferred compensation expense	377	345	32	9.3%
Health insurance and other employee benefits	3,107	2,147	960	44.7%
Payroll taxes	2,625	2,200	425	19.3%
Employer 401K matching contributions	908	740	168	22.7%
Other employee related expenses	715	427	288	67.5%
Incremental direct cost of loan origination	(551)	(369)	(182)	49.3%

Total salaries, wages and employee benefits	54,217	42,270	11,947	28.3%

(Gain) loss on sale of OREO	(123)	542	(665)	(122.7%)
Loss (gain) on sale of FDIC covered OREO	777	(180)	957	531.7%
Valuation write down of OREO	724	2,946	(2,222)	(75.4%)
Valuation write down of FDIC covered OREO	2,101	1,713	388	22.7%
Loss on repossessed assets other than real estate	175	321	(146)	(45.5%)
Loan put back expense	898	664	234	35.2%
Foreclosure and repossession related expenses	2,132	2,377	(245)	(10.3%)
Foreclosure and repo expenses, FDIC (note 1)	949	1,007	(58)	(5.8%)

Total credit related fees	7,633	9,390	(1,757)	(18.7%)

Occupancy expense	6,788	6,244	544	8.7%
Depreciation of premises and equipment	4,148	3,011	1,137	37.8%
Supplies, stationary and printing	879	984	(105)	(10.7%)
Marketing expenses	1,909	2,099	(190)	(9.1%)
Data processing expense	2,857	3,765	(908)	(24.1%)
Legal, auditing and other professional fees	1,772	1,876	(104)	(5.5%)
Bank regulatory related expenses	1,981	2,062	(81)	(3.9%)
Postage and delivery	869	724	145	20.0%
ATM and debit card related expenses	830	1,075	(245)	(22.8%)
CDI and Trust intangible amortization	1,029	585	444	75.9%
Impairment – bank property held for sale	614	—	614	n/a
Internet and telephone banking	710	762	(52)	(6.8%)
Visa/Mastercard processing and prepaid card expenses	105	105	—	0.0%
Put-back option amortization	546	292	254	87.0%
Operational write-offs and losses	611	407	204	50.1%
Correspondent accounts and Federal Reserve charges	412	356	56	15.7%
Conferences/Seminars/Education/Training	396	330	66	20.0%
Director fees	271	205	66	32.2%
Travel expenses	203	107	96	89.7%
Other expenses	2,011	1,867	144	7.7%

Subtotal	$90,791	$78,516	$12,275	15.6%
Merger and acquisition related expenses	2,659	1,449	1,210	83.5%

Total non-interest expense	$93,450	$79,965	$13,485	16.9%

note 1:	These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding credit related expenses, correspondent banking division expenses, impairment of bank property held for sale and merger/acquisition related expenses, the Company’s remaining non-interest expenses increased approximately $8,829, or 17%, during the current period compared to the same period last year, as summarized in the table below.

	9 months ending Sept 30,		increase
	2012	2011	(decrease)
Total non-interest expense	$93,450	$79,965	$13,485
Merger, acquisition and conversion expenses	(2,659)	(1,449)	(1,210)
Credit related expenses	(7,633)	(9,390)	1,757
Correspondent banking division expenses	(22,099)	(17,510)	(4,589)
Impairment – bank property held for sale	(614)	—	(614)

Non-interest expense, excluding items above	$60,445	$51,616	$8,829

The increase in non-interest expenses, excluding items listed above, between the two periods presented above were primarily due to the January 20, 2012 acquisition of Central FL, the January 27, 2012 acquisition of FGB and the November 1, 2011 acquisition of Federal Trust Corporation and its subsidiary Federal Trust Bank.

Provision (benefit) for income taxes

We recognized an income tax provision for the nine months ended September 30, 2012 of $3,279 on pre-tax income of $10,943 (an effective tax rate of 30.0%) compared to an income tax benefit of $3,880 on pre-tax loss of $10,053 (an effective tax rate of 38.6%) for the comparable period in 2011. Net tax exempt income generally decreases a company’s effective tax rate (compared to statutory rates) when the company reports earnings. When there is a loss, the same net tax exempt income will generally produce higher effective tax rates. In addition, interim effective tax rates could be volatile with wide swings in quarterly earnings/losses causing changes in periodic projected annual taxable income, which occurred during 2011. Currently, we expect an effective tax rate of approximately 30% for the year of 2012, which compares to the 2011 annual effective tax rate of 30.2%.

Explanation of Certain Non-GAAP Financial Measures

This report on Form 10-Q contains financial information determined by methods other than Generally Accepted Accounting Principles (“GAAP”). The non-interest expense discussion included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a non-GAAP financial measure. Management uses this non-GAAP financial measurement to help explain the variance in total non-interest expenses excluding merger and acquisition related expenses, impairment of bank property held for sale, credit related expenses and correspondent banking division expenses between the periods presented. Management uses this non-GAAP financial measure in its analysis of the Company’s performance and believes this presentation provides useful supplemental information, and a clearer understanding of the Company’s non-interest expense between periods presented. The Company believes the non-GAAP measure enhances investors’ understanding of the Company’s business and performance. This measure is also useful in understanding performance trends and facilitates comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might analyze these measures differently. The Company provides reconciliations between GAAP and these non-GAAP measures. These disclosures should not be considered an alternative to GAAP.

Reconciliation of GAAP to non-GAAP Measures:

	Three months ending		Nine months ending
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Total non-interest expense, as reported (GAAP)	$31,706	$26,787	$93,450	$79,965
Merger, acquisition and conversion expenses	(177)	(579)	(2,659)	(1,449)
Credit related expenses	(3,844)	(2,966)	(7,633)	(9,390)
Correspondent banking division expenses	(7,235)	(6,806)	(22,099)	(17,510)
Impairment- bank property held for sale	(449)	—	(614)	—

Non-interest expense, exlcuding items above	$20,001	$16,436	$60,445	$51,616

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

Market risk

Other than credit risk, we believe interest rate risk is the most significant market risk impacting us. Our subsidiary bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2011. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2012. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There have been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2011 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Item 5.02	Compensatory Arrangements of Certain Officers

On November 2, 2012, the Company entered into an amendment to each of the employment agreements between the Company and Ernest S. Pinner, John C. Corbett, James J. Antal and Stephen D. Young to ensure compliance in form and in operation with Internal Revenue Code of 1986 section 409A and the rules and regulations of the Internal Revenue Service promulgated thereunder. The amendment imposes a 90 day time period by which the executive must submit a binding and irrevocable liability release to the Company in order to be entitled to severance benefits pursuant to his employment agreement. A form of the amendment to the employment agreement entered into by each of the executives is attached to this Form 10-Q as Exhibit 10.1.

Item 6.	Exhibits

Exhibit 10.1	Form of First Amendment of the Employment Agreements between the Company and Ernest S. Pinner, John C. Corbett, James J. Antal and Stephen D. Young.

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

CENTERSTATE BANKS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS, INC.

(Registrant)

Date: November 5, 2012	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief
Executive Officer

Date: November 5, 2012	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer