Form 10-K
period 2012-12-31
CenterState Banks, Inc.
filed 2013-03-04
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (22,879,920 shares) on June 30, 2012, was approximately $163,591,000. The aggregate market value was computed by reference to the last sale of the Common Stock of the registrant at $7.15 per share on June 30, 2012. For the purposes of this response, directors, executive officers and holders of 5% or more of the registrant’s Common Stock are considered the affiliates of the issuer at that date.

As of March 1, 2013 there were outstanding 30,095,520 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2013 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1. Business

General

CenterState Banks, Inc. (“We,” “CenterState,” “CSFL,” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and owns all the outstanding shares of CenterState Bank of Florida, N.A. (“CSB” or the “Bank”), and R4ALL, Inc. (“R4ALL”) a non bank subsidiary.

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

The Company purchased CenterState Bank Mid Florida in March of 2006 and merged it with CSNA in November of 2007. In April of 2007 we purchased VSB. In December 2010 Central and CSNA were merged into CSB. In June 2012 VSB was merged into CSB.

In September 2009 we formed a separate non bank subsidiary, R4ALL, for the purpose of acquisition and disposition of troubled assets from our subsidiary bank(s).

Through our subsidiary bank, CSB, we acquired assets and deposits from four failed financial institutions from the Federal Deposit Insurance Corporation (“FDIC”) in 2009 and 2010, and a fifth and sixth in January of 2012.

In January 2011, we acquired four branch banking offices with approximately $113 million of deposits and approximately $121 million of performing loans from TD Bank, N.A.

In November 2011, we acquired Federal Trust Corporation in Sanford, Florida, with approximately $157 million of selected performing loans, $198 million of deposits and five branch banking offices from The Hartford Insurance Group, Inc., the sole owner of Federal Trust Corporation.

Headquartered in Davenport, Florida between Orlando and Tampa, we provide a range of consumer and commercial banking services to individuals, businesses and industries through our 55 bank branch network located within 18 counties throughout central and Northeast Florida. As of December 31, 2012 our 55 bank branch offices were located in the following Florida counties:

Citrus	Indian River	Orange	Polk
Hendry	Lake	Osceola	Putnam
Hernando	Marion	Pasco	Sumter
Hillsborough	Okeechobee	Seminole	St. Lucie
Volusia	Duval

The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail and by internet. In addition, we make residential and commercial real estate loans, secured and unsecured commercial loans and consumer loans. We provide automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. We also offer internet banking services to our customers. Effective with our acquisition of a trust department pursuant to our January 2012 acquisition of a failed financial institution in Duval county, we now offer trust services to customers throughout our existing markets in Florida. We also have a wealth management division that offers other financial products to our customers, including mutual funds, annuities and other products.

Our revenue is primarily derived from interest on, and fees received in connection with, real estate and other loans, interest and dividends from investment securities and short-term investments, and commissions on bond sales. The principal sources of funds for our lending activities are customer deposits, repayment of loans, and the sale and maturity of investment securities. Our principal expenses are interest paid on deposits, and operating and general administrative expenses.

In addition to providing traditional deposit and lending products and services to our commercial and retail customers through our 55 locations, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased) and (b) correspondent bank checking accounts and clearing services. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

At December 31, 2012, our primary asset is our ownership of 100% of the stock of our subsidiary bank. At December 31, 2012, we had total consolidated assets of $2,363,240,000, total consolidated loans of $1,435,863,000, total consolidated deposits of $1,997,232,000, and total consolidated stockholders’ equity of $273,531,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our consolidated loans at December 31, 2012 and 2011 were $1,435,863,000, or 61% and $1,283,766,000 or 56%, respectively, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions. We do have immaterial amounts of loans with foreigners on property located within our Florida market area, primarily vacation and second homes.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2012, approximately 87% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 9% of the loan portfolio consisted of commercial loans (not secured by real estate) and 4% of our loan portfolio consisted of consumer and other loans.

Approximately 20.6% of our loans, or $296,295,000, is covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010 and two during the first quarter of 2012. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred, subject to the terms of the agreements. The Company will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

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

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in eighteen Florida counties listed under “Business” or contiguous counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 9% and 10% of our Company’s total loan portfolio as of December 31, 2012 and 2011, respectively.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 76% and 68% of our consolidated total deposits at December 31, 2012 and 2011, respectively. Approximately 24% of our consolidated deposits at December 31, 2012, were certificates of deposit compared to 32% at December 31, 2011. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 12% of consolidated total deposits at December 31, 2012 and 18% at December 31, 2011. The majority of the deposits are generated from the eighteen Florida counties listed in the “Business” section. Generally, we do not accept brokered deposits and we do not solicit deposits on a national level. We obtain all of our deposits from customers in our local markets. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Deposits.”

Investments

Our investment securities portfolio available for sale was $425,758,000 and $591,164,000 at December 31, 2012 and 2011, respectively, representing 18% and 26% of our total consolidated assets. At December 31, 2012 approximately 88% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential FNMA, FHLMC, and GNMA MBSs. We do not own any private label MBS. Approximately 2% or $7,546,000 of this portfolio is invested in obligations of U.S. government agencies and government sponsored enterprises, and the remaining 10%, or $45,022,000 is invested in municipal securities. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities available for sale are recorded on our balance sheet at market value at each balance sheet date. Any change in market value is recorded directly in our stockholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary. During 2012, we sold approximately $168,810,000 of these securities and recognized in our income statement a net gain on the sales of approximately $2,423,000.

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

We also have a trading securities portfolio managed at our subsidiary bank. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations and Comprehensive Income. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. During 2012 we purchased approximately $367,105,000 of securities for this portfolio and sold $362,747,000 recognizing a net gain on sale of approximately $715,000. At December 31, 2012 we had $5,048,000 of securities in our trading portfolio.

Correspondent Banking

We have a corresponding banking and bond sales business segment which operates as a division within our subsidiary bank. Its primary revenue generating activities are as follows: 1) the first, and largest revenue generator, is commissions earned on fixed income security sales; 2) the second category is interest income spread earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits; and 3) the third revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Southeastern United States.

Data Processing

We use a single in-house core data processing solution. The core data processing system provides automated general ledgers, deposit processing and accounting services, and loan processing and accounting services. Previously, each of our subsidiary banks maintained its own data processing system, with its own general ledger, deposit accounting system and loan accounting system, all housed on the same equipment maintained by the Company. The output of each of these comprehensive systems for each of our banks was then consolidated at the holding company level. In September 2010, our lead bank upgraded to an enhanced in-house system. In December 2010, Central and CSNA converted to the upgraded system simultaneously with their merger into the Company’s lead bank. The Company’s remaining subsidiary bank, VSB, was converted to the enhanced system during March 2011 and subsequently merged into our lead, and only remaining subsidiary bank, CSB.

During July and August of 2010, the Company’s subsidiary bank, CSB, acquired three failed financial institutions from the FDIC. Each of these acquired banks did not convert and merge their data processing systems into the Company’s subsidiary bank until the summer of 2011. They each operated under different legacy systems for almost a year, which caused cost inefficiencies in the short-term. The branches purchased from TD Bank, N.A. in January of 2011 were converted on the day of acquisition. The Federal Trust Bank acquisition closed on November 1, 2011 and was converted forty days later into the Company’s core processing systems on December 9, 2011, minimizing short-term inefficiencies. In January 2012, we acquired two additional failed financial institutions from the FDIC. Each operated under their legacy data processing systems until the Company converted them into its subsidiary bank’s core system in May and June of 2012.

A division of our subsidiary bank provides item processing services and certain other information technology (“IT”) services for the bank and the Company overall. These services include; sorting, encoding, processing, and imaging checks and rendering checking and other deposit statements to commercial and retail customers, as well as provide IT services, including intranet and internet services for our bank and the Company overall.

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

Supervision and Regulation

Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting our Company, and our subsidiary bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of our Company and subsidiary bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

Basel III. In 2010 the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III increases the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital, to be phased in over time until fully phased in by January 1, 2019.

In 2012 the Federal Reserve and the FDIC released proposed rules which would implement the Basel III and Dodd-Frank Act capital requirements. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standard will ultimately be applied to the Company and the Bank.

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

Bank Regulation. CSB is chartered under the national banking laws and is subject to comprehensive regulation, examination and supervision by the OCC. Each of the deposits of the Bank are insured by the FDIC to the extent provided by law. The Bank also is subject to various laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank submits to its examining agencies periodic reports regarding its financial condition and other matters. The bank regulatory agencies have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

There are various statutory limitations on the ability of our Company to pay dividends. The bank regulatory agencies also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of our Bank to pay dividends to our Company, see Part II—Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Incentive Compensation Arrangements. In 2010 the Federal Reserve and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations, which guidelines are applicable to all financial institutions. The guidance does not set forth any formulas or pay caps for, but contain certain principles which companies would be required to follow with respect to, employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The Federal Reserve will now monitor compliance with this guidance as a part of its safety and soundness oversight.

Capital Requirements. The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets and disallowed deferred tax assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2012, our Tier 1 and total risk-based capital ratios were 16.63% and 17.89%, respectively.

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

As of December 31, 2012, our subsidiary Bank met the capital requirements of a “well capitalized” institution. In addition, our bank has placed a self-imposed voluntary target that it will maintain a Tier 1 leverage ratio (Tier 1 Capital divided by average assets) of at least 8%, and has communicated that to the OCC, its primary regulatory agency. At December 31, 2012, its Tier 1 leverage ratio was 9.2%. The OCC has not placed any restrictions or targets upon the Company’s subsidiary bank.

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

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, and the OCC before acquiring control of any national bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

USA Patriot Act. In 2001, the USA Patriot Act was enacted. The Act requires financial institutions to help prevent, detect and prosecute international money laundering and financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution with the bank regulatory agencies. Our Bank has adopted systems and procedures designed to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

Competition

We encounter strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, our Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that we do not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Legislation has continued to heighten the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2012, we had a total of approximately 689 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Developments in the capital markets over past several years have resulted in uncertainty in the financial markets in general, with the expectation of the general economic uncertainty continuing in 2013 and potentially longer. Loan portfolio performance has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of collateral. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets and the economy, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior periods. As a result, new laws and regulations, including the Dodd-Frank Act, regarding lending, funding practices and capital and liquidity standards have been adopted or are being proposed. The financial institution regulatory agencies are expected to aggressively respond to concerns and adverse trends identified in examinations, including the expected issuance of many enforcement actions. Changes in the financial services industry and the effects of the Dodd-Frank Act, Basel III and other regulatory responses to the credit crisis could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Recent Legislative and Regulatory Initiatives Could Affect Our Operations

In 2010 the Dodd-Frank Act was enacted and will further increase the regulation and oversight of the financial services industry. The Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the banking regulatory agencies. Many of the provisions of the Dodd-Frank Act require studies and regulations. Certain provisions will not apply to banking organizations with less than $10 billion of assets. In addition, Basel III increases the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital, to be phased in over time until fully phased in by January 1, 2019. We cannot predict the effects of this legislation and regulations on us, our competitors, customers, counter parties, and on the financial markets and the economy, although it may significantly increase costs and impede efficiency of internal business processes. It also may require us to hold higher levels of regulatory capital and/or liquidity and it may cause us to adjust our business strategy and limit our future business opportunities.

Deterioration in local economic and housing markets could lead to additional loan losses and reduced earnings.

There has been a dramatic decrease in housing and real estate values in Florida during recent past years which contributed to elevated levels in our non-performing loans, reduced asset quality and increased our credit cost primarily in 2009, 2010 and 2011. The depressed real estate market and elevated levels of unemployment contributed to our reported losses in 2009 and 2010. In addition, while we reported net income in 2011, it was primarily due to significant bargain purchase gains relating to two transactions closed during the year. During 2012 Florida’s real estate market and economy appears to be stabilized and, as a result, substantially all of our credit metrics improved and our non-performing assets at December 31, 2012 were $33.4 million, less than half of our high water mark of $82.3 million at the end of the first quarter of 2011. While these credit improvements were the primary reason for our return to core profitability in 2012, if market conditions reverse and begin to deteriorate again, they may lead to an increase in non-performing assets, elevated credit losses and a return to reduced earnings and potential losses.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial and commercial real estate loans at December 31, 2012 and 2011 were $604.7 million and $573.5 million, respectively, or 53% and 51% of total loans, excluding loans covered by FDIC loss share agreements. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

The federal bank regulatory agencies have released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:

•	total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital (as of December 31, 2012, our consolidated ratio was 14%); or

•

Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital (as of December 31, 2012, our consolidated ratio was 107%).

The Guidance applies to the lending activities of our subsidiary bank. Regulators have the right to request banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a further downturn in our local real estate markets.

In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Company knew of, or were responsible for, the contamination.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flows from the project are reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. During the recent economic downturn, the rate of growth of each of these four factors has decreased substantially and in some cases has turned negative. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. Our specific market areas have experienced decreased growth, which has affected the ability of our customers to repay their loans to us and has generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2012, approximately 87% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

A lack of liquidity could affect our operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. There are other sources of liquidity available to us should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We and our subsidiary bank must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions are expected to hold additional capital, above regulatory minimums. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines, such as through the Dodd-Frank Act and the Basel III initiatives described above. It is anticipated that when fully implemented by the banking agencies and fully phased-in, these standards will result in higher and more stringent capital requirements for us and our banking subsidiary. In particular, the Basel III proposals will require us to maintain a minimum ratio of Tier 1 common equity to risk weighed assets of at least 7% when fully phased-in. Further, under the Dodd-Frank Act, the Federal Reserve, using a phased-in approach commencing in 2013, will no longer include trust preferred and certain other hybrid debt securities in Tier 1 capital. Such eventual loss of Tier 1 capital and any other actions (if necessary) to replace such capital, may adversely affect us. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. Although we had no wholesale brokered deposits as of December 31, 2012, we had approximately $13 million of in-market CDARs deposits, which are considered brokered deposits for regulatory purposes.

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

We have closed six FDIC-assisted transactions and continue to seek opportunities to continue to acquire the assets and liabilities of other failed banks in FDIC-assisted transactions. Current and future FDIC-assisted transactions present the risks of acquisitions, generally, as well as some risks specific to these transactions. These FDIC-assisted transactions typically provide for FDIC assistance, including potential loss-sharing, to an acquirer to mitigate the credit risks of acquired loans and securities, which, may include loss-sharing. FDIC-assisted transactions have many of the same risks we could face in acquiring another open bank without FDIC assistance, including risks associated with competitive bidding and pricing of such transactions, the risk of loss of deposits and, liquidity through runoff or customer attrition, and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may pose risks not present in open bank transactions. Loss sharing with the FDIC reduces the credit risks of, and capital required for, FDIC-assisted transactions, but requires additional resources and time to service acquired problem loans, costs related to integration of personnel and operating systems, and the establishment of processes and internal controls to service acquired assets in accordance with FDIC standards. If we are unable to manage these risks, FDIC-assisted acquisitions could have material adverse effect on our business, financial condition and results of operations.

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

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest our Banks receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets. Changes in monetary policy could also expose us to the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in recent years and we may be required to pay significantly higher FDIC premiums in the future. The Dodd-Frank Act changed the FDIC deposit insurance assessments and increased the required Deposit Insurance Fund (“DIF”) reserve ratio, and no longer requires that dividends be paid to FDIC members from excess reserves. It is possible that FDIC insurance costs will increase further, although banks with less than $10 billion of assets will have the effects of the higher DIF reserve ratio offset by the FDIC.

Recent levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility and disruption the past several years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If these periodic market disruptions and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the OCC, the FDIC, FINRA, and the SEC. These regulations are primarily intended to protect depositors, not shareholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our Holding Company owns no real property. Our corporate office is leased from our subsidiary bank, and is located at 42745 U.S. Highway 27, Davenport, Florida 33837. At the end of 2012, our Company, through our subsidiary bank, operated a total of 55 banking offices in 18 counties in central and northeast Florida. We own 45 and lease 10 of these offices. Further, we have leased office space in Birmingham, Alabama, Atlanta, Georgia and Winston-Salem, North Carolina used by our correspondent banking division personnel. See Note 8 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K and Managements Discussion and Analysis—Bank Premises and Equipment, for additional information regarding our premises and equipment.

Item 3. Legal Proceedings

Our Bank is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. The Bank also has received and responded to several grand jury subpoenas (the “Subpoenas”) from the United States District Court for the Northern District of Florida related to an approximately $3.75 million loan the Bank extended to a bank holding company (the”BHC Borrower”) in December 2008 (the “BHC Loan”). The BHC Loan was paid in full by the FDIC under the Temporary Liquidity Guaranty Program following the failure of the BHC Borrower’s bank subsidiaries. The Bank is cooperating with the government’s investigation and has provided the information requested in the Subpoenas.

We do not believe any pending or threatened legal proceedings in the ordinary course against the Bank would have a material adverse effect on our consolidated results of operations or consolidated financial position, however, we cannot predict the timing or findings of the grand jury investigation or its effects upon us.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our Common Stock are traded on the NASDAQ Global Select Market. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2012 and 2011.

	2012		2011
	High	Low	High	Low
1st Quarter	$8.28	$6.29	$8.23	$6.53
2nd Quarter	$8.38	$6.55	$7.08	$5.54
3rd Quarter	$9.22	$7.11	$7.05	$5.01
4th Quarter	$9.15	$7.00	$6.75	$4.80

As of December 31, 2012, there are 30,079,767 shares of common stock outstanding. We have approximately 808 registered shareholders, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter. The following sets forth per share cash dividends paid during 2012 and 2011.

	2012	2011
1st Quarter	$0.01	$0.01
2nd Quarter	$0.01	$0.01
3rd Quarter	$0.01	$0.01
4th Quarter	$0.01	$0.01

The payment of dividends is a decision of our Board of Directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. Our source of funds for payment of dividends is dividends received from our Bank, or excess cash available to us. Payments by our subsidiary Bank to us are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of our Bank to pay dividends to us. The bank regulatory agencies also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Our Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Share Repurchases

We did not repurchase any shares of our common stock during 2012.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the NASDAQ Global Select Market. The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2007 (assuming a $100 investment on December 31, 2007 and reinvestment of all dividends).

	2007	2008	2009	2010	2011	2012
CenterState Banks, Inc.	100	140	83	65	55	70
SNL Southeast Bank Index	100	38	38	36	21	35
S&P 500	100	62	76	86	86	97

Item 6. Selected Consolidated Financial Data

Use of Non-GAAP Financial Measures and Ratios

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible assets, tangible shareholders’ equity, tangible book value per common share, and tangible equity to tangible assets. Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently. Management also uses non-GAAP financial measures to help explain the variance in total non-interest expenses excluding merger and acquisition related expenses, impairment of bank property held for sale, credit related expenses and correspondent banking division expenses between the periods presented. Management uses this non-GAAP financial measure in its analysis of the Company’s performance and believes this presentation provides useful supplemental information, and a clearer understanding of the Company’s non-interest expense between periods presented.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable equivalent basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures the comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio is calculated by dividing non-interest expense (less nonrecurring items, credit related expenses and intangible amortization ) by total taxable-equivalent net interest income and non-interest income (less securities gains or losses, FDIC indemnification income and nonrecurring items). The efficiency ratio is also calculated excluding correspondent income and expense from the calculation. These measures provide an estimate of how much it costs to produce one dollar of revenue. The items excluded from this calculation provide a better match of revenue from daily operations to operational expenses.

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

The following tables present a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures:

	Years ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008

Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Noncovered loans	$58,050	$54,497	$51,538	$53,428	$57,403
Covered loans	23,542	11,396	4,159	—	—
Securities – taxable	11,297	14,296	16,833	18,436	7,822
Securities – tax-exempt	1,423	1,422	1,424	1,472	1,512
Federal funds sold and other	638	632	626	608	1,345

Total Interest income (GAAP)	94,950	82,243	74,580	73,944	68,082

Taxable equivalent adjustment
Noncovered loans	646	539	113	100	116
Securities – tax-exempt	697	678	645	626	548

Total tax equivalent adjustment	1,343	1,217	758	726	664

Interest income – tax equivalent
Noncovered loans	58,696	55,036	51,651	53,528	57,519
Covered loans	23,542	11,396	4,159	—	—
Securities – taxable	11,297	14,296	16,833	18,436	7,822
Securities – tax-exempt	2,120	2,100	2,069	2,098	2,060
Federal funds sold and other	638	632	626	608	1,345

Total interest income – tax equivalent	96,293	83,460	75,338	74,670	68,746

Total interest expense (GAAP)	(8,481)	(12,207)	(16,742)	(22,290)	(27,797)

Net interest income – tax equivalent	$87,812	$71,253	$58,596	$52,380	$40,949

Net interest income (GAAP)	$86,469	$70,036	$57,838	$51,654	$40,285

Yields and costs
Yield on noncovered loans – tax equivalent	5.21%	5.31%	5.49%	5.80%	6.72%
Yield on loans – tax equivalent	5.67%	5.46%	5.45%	5.80%	6.72%
Yield on securities tax-exempt – tax equivalent	5.41%	5.88%	5.94%	5.73%	5.41%
Yield on interest earning assets (GAAP)	4.58%	4.30%	4.30%	4.54%	6.14%
Yield on interest earning assets – tax equivalent	4.65%	4.36%	4.34%	4.58%	6.20%
Cost of interest bearing liabilities (GAAP)	0.51%	0.81%	1.22%	1.66%	3.01%
Net interest spread (GAAP)	4.07%	3.49%	3.08%	2.88%	3.13%
Net interest spread – tax equivalent	4.14%	3.55%	3.12%	2.92%	3.19%
Net interest margin (GAAP)	4.18%	3.66%	3.33%	3.17%	3.64%
Net interest margin – tax equivalent	4.24%	3.72%	3.38%	3.22%	3.70%

Efficiency ratio
Non interest income (GAAP)	$59,261	$101,972	$54,933	$30,052	$10,807
Gain on sale of securities	(2,423)	(3,464)	(7,034)	(2,516)	(661)
Nonrecurring income	(453)	(57,020)	(1,377)	—	(1,483)
FDIC indemnification income	(6,017)	(1,132)	—	—	—

Adjusted non interest income	50,368	40,356	46,522	27,536	8,663
Correspondent banking non interest income	(35,707)	(27,066)	(34,314)	(18,746)	—

Adjusted non interest income, ex. correspondent	14,661	13,290	12,208	8,790	8,663

Net interest income before provision (GAAP)	86,469	70,036	57,838	51,654	40,285
Total tax equivalent adjustment	1,343	1,217	758	726	664

Adjusted net interest income	87,812	71,253	58,596	52,380	40,949
Correspondent net interest income	(4,023)	(3,822)	(4,967)	(6,622)	—

Adjusted net interest income, ex. correspondent	83,789	67,431	53,629	45,758	40,949

	Years ending December 31,
continued from previous page	2012	2011	2010	2009	2008
Non interest expense (GAAP)	121,980	114,689	93,325	68,714	39,936
CDI and Trust intangible amortization	(1,372)	(804)	(519)	(792)	(777)
Credit related expenses	(11,206)	(12,696)	(6,278)	(4,553)	(1,006)
Nonrecurring expense	(3,328)	(7,696)	(769)	(1,200)	—

Adjusted non interest expense	$106,074	$93,493	$85,759	$62,169	$38,153
Correspondent non interest expense	(30,651)	(25,461)	(28,837)	(15,954)	—

Adjusted non interest expense, ex. correspondent	75,423	68,032	56,922	46,215	38,153

Efficiency ratio, including correspondent banking	77%	84%	82%	78%	77%
Efficiency ratio, excluding correspondent banking	77%	84%	86%	85%	77%

Analysis of changes in interest income and expense	Net change December 31, 2012 versus 2011
	Volume	Rate	Net change
Loans – tax equivalent	13,261	2,545	15,806
Securities – tax-exempt – tax equivalent	194	(174)	20
Total interest income – tax equivalent	12,310	523	12,833
Net interest income – tax equivalent	12,408	4,151	16,559

Analysis of changes in interest income and expense	Net change December 31, 2011 versus 2010
	Volume	Rate	Net change
Loans – tax equivalent	10,515	107	10,622
Securities – tax-exempt – tax equivalent	52	(21)	31
Total interest income – tax equivalent	9,660	(1,538)	8,122
Net interest income – tax equivalent	9,172	3,485	12,657

Non interest expense analysis	2012	2011	increase/ (decrease) $	increase/ (decrease) %
Total non-interest expense (GAAP)	$121,980	$114,689	$7,291	6.4%
Less: merger, acquisition, conversion expenses	(2,714)	(7,696)	(4,982)	(64.7%)
Less: impairment of bank property held for sale	(614)	—	614	na

Subtotal	118,652	106,993	11,659	10.9%
Less: credit related expenses	(11,206)	(12,696)	(1,490)	(11.7%)
Less: correspondent segment	(28,168)	(23,883)	4,285	17.9%

Non-interest expense excluding credit cost, correspondent segment, merger related expenses, and impairment of bank property held for sale (Non-GAAP)	$79,278	$70,414	$8,864	12.6%

	Years ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008

Balance Sheet Non-GAAP measures and ratios

Total assets	$2,363,240	$2,284,459	$2,062,924	$1,751,299	$1,333,143
Goodwill	(44,924)	(38,035)	(38,035)	(32,840)	(28,118)
Intangible assets, net	(7,307)	(5,203)	(3,921)	(2,422)	(3,948)

Tangible assets	$2,311,009	$2,241,221	$2,020,968	$1,716,037	$1,301,077

Common stockholders’ equity	$273,531	$262,633	$252,249	$229,410	$152,378
Goodwill	(44,924)	(38,035)	(38,035)	(32,840)	(28,118)
Intangible assets, net	(7,307)	(5,203)	(3,921)	(2,422)	(3,948)

Tangible common stockholders’ equity	$221,300	$219,395	$210,293	$194,148	$120,312

Book value per common share	$9.09	$8.74	$8.41	$8.90	$12.22
Effect of intangible assets	$(1.73)	$(1.44)	$(1.40)	$(1.37)	$(2.57)
Tangible book value per common share	$7.36	$7.30	$7.01	$7.53	$9.64

Equity to total assets	11.57%	11.50%	12.23%	13.10%	11.43%
Effect of intangible assets	(1.99%)	(1.71%)	(1.82%)	(1.79%)	(2.18%)
Tangible common equity to tangible assets	9.58%	9.79%	10.41%	11.31%	9.25%

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2012 and 2011, and the three year period ended December 31, 2012, presented elsewhere herein. Operating results for prior periods are not necessarily indicative of results that might be expected for any future period.

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS:
Total interest income	$94,950	$82,243	$74,580	$73,944	$68,082
Total interest expense	(8,481)	(12,207)	(16,742)	(22,290)	(27,797)

Net interest income	86,469	70,036	57,838	51,654	40,285
Provision for loan losses	(9,220)	(45,991)	(29,624)	(23,896)	(6,520)

Net interest income after provision for loan losses	77,249	24,045	28,214	27,758	33,765
Non-interest income	23,237	16,599	13,826	9,620	7,251
Income from correspondent banking and bond sales division	32,806	24,889	32,696	17,916	1,412
Net gain on sale of securities available for sale	2,423	3,464	7,034	2,516	661
Bargain purchase gain, acquisition of institution	453	57,020	1,377	—	—
Gain on sale of bank branch office real estate	342	—	—	—	1,483
Impairment charge- core deposit intangible	—	—	—	(1,200)	—
Credit related expenses	(11,206)	(12,696)	(6,278)	(4,553)	(1,006)
Non-interest expense	(110,774)	(101,993)	(87,047)	(62,961)	(38,930)

Income (loss) before income taxes	14,530	11,328	(10,178)	(10,904)	4,636
Income tax (expense) benefit	(4,625)	(3,419)	4,240	4,687	(1,215)

Net income (loss)	$9,905	$7,909	$(5,938)	$(6,217)	$3,421

PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.33	$0.26	$(0.22)	$(0.47)	$0.26
Diluted earnings (loss) per share	$0.33	$0.26	$(0.22)	$(0.47)	$0.26
Common equity per common share outstanding	$9.09	$8.74	$8.41	$8.90	$12.22
Tangible common equity per common share outstanding	$7.36	$7.30	$7.01	$7.53	$9.64
Dividends per common share	$0.04	$0.04	$0.04	$0.07	$0.16
Actual shares outstanding	30,079,767	30,055,499	30,004,761	25,773,229	12,474,315
Weighted average common shares outstanding	30,073,959	30,034,573	27,608,211	17,905,042	12,452,375
Diluted weighted average common shares outstanding	30,141,863	30,039,187	27,608,211	17,905,042	12,585,036
BALANCE SHEET DATA:
Assets	$2,363,240	$2,284,459	$2,062,924	$1,751,299	$1,333,143
Total loans	1,435,863	1,283,766	1,128,955	959,021	892,001
Allowance for loan losses	26,682	27,944	26,267	23,289	13,335
Total deposits	1,997,232	1,919,789	1,685,594	1,305,036	993,800
Short-term borrowings	57,724	69,276	97,284	195,501	141,183
Corporate debentures	16,970	16,945	12,500	12,500	12,500
Preferred stockholders’ equity	—	—	—	—	26,787
Common stockholders’ equity	273,531	262,633	252,249	229,410	152,378
Total stockholders’ equity	273,531	262,633	252,249	229,410	179,165
Tangible capital	221,300	219,395	210,293	194,148	147,099
Goodwill	44,924	38,035	38,035	32,840	28,118
Core deposit intangible (CDI)	5,944	5,203	3,921	2,422	3,948
Trust intangible	1,363	—	—	—	—
Average total assets	2,445,902	2,176,571	1,935,495	1,771,034	1,238,005
Average loans	1,451,492	1,216,086	1,023,597	923,080	856,260
Average interest earning assets	2,070,990	1,914,812	1,734,746	1,628,798	1,108,180
Average deposits	2,062,682	1,800,998	1,517,302	1,254,169	975,352
Average interest bearing deposits	1,555,755	1,407,942	1,214,435	1,047,436	823,121
Average interest bearing liabilities	1,652,460	1,512,898	1,369,417	1,346,051	923,591
Average total stockholders’ equity	269,282	253,398	243,063	206,914	154,521

Selected Consolidated Financial Data—continued

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2012	2011	2010	2009	2008

SELECTED FINANCIAL RATIOS:
Return on average assets	0.40%	0.36%	(0.31%)	(0.35%)	0.28%
Return on average equity	3.68%	3.12%	(2.44%)	(3.00%)	2.21%
Dividend payout	12%	15%	na	na	58%
Efficiency ratio (1)	77%	84%	82%	78%	77%
Efficiency ratio, excluding correspondent (2)	77%	84%	86%	85%	77%
Net interest margin, tax equivalent basis (3)	4.24%	3.72%	3.38%	3.22%	3.70%
Net interest spread, tax equivalent basis (4)	4.14%	3.55%	3.12%	2.92%	3.19%

CAPITAL RATIOS:
Tier 1 leverage ratio	9.91%	10.49%	10.33%	11.36%	12.59%
Risk-based capital
Tier 1	16.63%	17.79%	18.01%	17.99%	16.17%
Total	17.89%	19.05%	19.28%	19.25%	17.43%
Tangible common equity ratio	9.58%	9.79%	10.41%	11.31%	9.25%

ASSET QUALITY RATIOS:
Net charge-offs to average loans (5)	0.93%	4.28%	2.83%	1.51%	0.47%
Allowance to period end loans (5)	2.11%	2.46%	2.82%	2.43%	1.49%
Allowance for loan losses to non-performing loans	93%	71%	40%	55%	67%
Non-performing assets to total assets	1.41%	2.16%	3.81%	3.05%	1.86%

OTHER DATA:
Banking locations	55	58	53	38	37
Full-time equivalent employees	689	655	602	478	399

(1)	Efficiency ratio is non-interest expense (less non-recurring items, credit related expenses and intangible amortization) divided by the sum of the tax equivalent net interest income before the provision for loan losses plus non-interest income (less non-recurring items and FDIC indemnification income).
(2)	Efficiency ratio is same as (1) above excluding correspondent banking non-interest expense (including indirect expense allocations) from the numerator and excluding correspondent banking net interest income and non-interest income from the denominator.
(3)	Net interest margin is net interest income divided by total average earning assets.
(4)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.
(5)	Excludes loans covered by FDIC loss share agreements.

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

Selected Quarterly Data

(unaudited)

(Dollars in thousands except for per share data)	2012				2011
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q

Interest income	$23,265	$23,608	$24,587	$23,490	$21,324	$19,837	$20,705	$20,377
Interest expense	(1,726)	(1,941)	(2,304)	(2,510)	(2,757)	(2,881)	(3,166)	(3,403)

Net interest income	21,539	21,667	22,283	20,980	18,567	16,956	17,539	16,974
Provision for loan losses	(2,169)	(2,425)	(1,894)	(2,732)	(18,065)	(5,005)	(11,645)	(11,276)

Net interest income after provision for loan losses	19,370	19,242	20,389	18,248	502	11,951	5,894	5,698
Non-interest income	5,870	7,054	5,849	4,806	2,921	4,041	4,339	5,298
Income from correspondent banking and bond sales division	6,450	8,606	9,966	7,784	6,661	7,999	5,759	4,470
Bargain purchase gain on acquisition	—	—	—	453	45,891	—	—	11,129
Gain on sales of securities available for sale	420	675	726	602	130	205	3,120	9
Non-interest expenses	(28,530)	(31,706)	(31,658)	(30,086)	(34,724)	(26,787)	(26,529)	(26,649)

Income (loss) before income tax	3,580	3,871	5,272	1,807	21,381	(2,591)	(7,417)	(45)
Income tax (expense) benefit	(1,344)	(1,229)	(1,558)	(494)	(7,299)	599	3,071	210

Net income (loss)	$2,236	$2,642	$3,714	$1,313	$14,082	$(1,992)	$(4,346)	$165

Basic earnings (loss) per common share	$0.07	$0.09	$0.12	$0.04	$0.47	$(0.07)	$(0.14)	$0.01
Diluted earnings (loss) per common share	$0.07	$0.09	$0.12	$0.04	$0.47	$(0.07)	$(0.14)	$0.01

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2012 and 2011, and the results of operations for the years ended December 31, 2012, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein.

Executive Summary

Organizational structure

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company,” “Corporate,” “CenterState,” “Holding Company”, “CSFL”, “we’ or “our”), and our wholly owned subsidiary bank (“CSB” and the “Bank”) and our non bank subsidiary R4ALL, Inc. (“R4ALL”).

In December 2010 we merged our three national chartered banks together, with CSB as the surviving bank. In June of 2012 we merged our state charted bank, Valrico State Bank, into CSB. We currently have one subsidiary bank, and one non bank subsidiary, R4ALL. R4ALL has no employees and its sole purpose is to acquire and dispose of troubled assets from our only surviving subsidiary bank. The general administrative and recording keeping activities are performed by one of our employees, and the managing of the troubled assets and disposition thereof is managed by the special asset disposition team employed by CSB.

At the Holding Company level, we perform functions that include strategic planning, merger and acquisition functions, investor relations, capital management, financial reporting, income tax management and reporting, loan review, internal audit, risk assessment and monitoring, and generally oversee and monitor the activities of our subsidiary bank. All of the operating activities associated with and related to the commercial and retail banking business, as well as the correspondent banking business, is performed and managed at the subsidiary bank level.

A condensed consolidating balance sheet at December 31, 2012 and a condensed consolidating statement of operations for the year ending December 31, 2012 are presented below.

Condensed Consolidating Balance Sheet At December 31, 2012	CSB	R4ALL	PARENT COMPANY	ELIMINATIONS	CONSOLIDATED

Cash and due from banks	$19,160	$62	$270	$(332)	$19,160
Federal funds sold and Federal Reserve deposits	117,588	—	—	—	117,588

Cash and cash equivalents	136,748	62	270	(332)	136,748
Investment securities available for sale, at fair value	425,758	—	—	—	425,758
Loans covered by FDIC loss share agreements	296,295	—	—	—	296,295
Loans, excluding those covered by FDIC loss share	1,137,403	2,165	—	—	1,139,568
Allowance for loan losses	(26,426)	(256)	—	—	(26,682)
Bank premises and equipment, net	97,476	—	478	—	97,954
Goodwill	44,924	—	—	—	44,924
Core deposit intangibles	5,944	—	—	—	5,944
OREO covered by FDIC loss share agreements	26,783	—	—	—	26,783
OREO not covered by FDIC loss share agreements	4,940	1,935	—	—	6,875
Investment in subsidiaries	—	—	286,637	(286,637)	—
All other assets	205,924	1,368	3,781	(2,000)	209,073

Total assets	$2,355,769	$5,274	$291,166	$(288,969)	$2,363,240

Deposits	$1,997,564	$—	$—	$(332)	$1,997,232
Other borrowings	57,724	—	16,970	—	74,694
All other liabilities	27,790	(8,672)	665	(2,000)	17,783
Total stockholders’ equity	272,691	13,946	273,531	(286,637)	273,531

Total liabilities and stockholders’ equity	$2,355,769	$5,274	$291,166	$(288,969)	$2,363,240

Condensed Consolidating Statement of Operations For the 12 month period ending December 31, 2012	CSB	R4ALL	PARENT COMPANY	Eliminations	Consolidated

Interest income	$94,924	$26	$—	$—	$94,950
Interest expense	(7,646)	—	(835)	—	(8,481)

Net interest income	87,278	26	(835)	—	86,469
Provision for loan losses	(9,181)	(39)	—	—	(9,220)

Net interest income after loan loss provision	78,097	(13)	(835)	—	77,249
Non interest income	59,691	5	12,434	(12,869)	59,261
Non interest expense	(119,026)	(252)	(3,142)	440	(121,980)

Net income (loss) before income tax provision	18,762	(260)	8,457	(12,429)	14,530
Income tax (provision) benefit	6,171	(98)	(1,448)	—	4,625

Net income (loss)	$12,591	$(162)	$9,905	$(12,429)	$9,905

Through our subsidiary bank, we conduct commercial and retail banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial real estate loans, residential real estate loans, construction, development and land loans, and commercial loans and consumer loans. Most of our loans are secured by real estate located in Florida.

Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the interest rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, our profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and related services, and also includes commissions earned on bond sales, brokering single family home loans, Trust services, sale of mutual funds, annuities and other non traditional and non insured investments. Non-interest expense consists of compensation, employee benefits, occupancy and equipment expenses, and other operating expenses.

At December 31, 2012, our subsidiary bank operated through 55 bank branch locations in 18 counties in Central and Northeastern Florida as summarized in the table below:

Citrus	Indian River	Orange	Polk
Hendry	Lake	Osceola	Putnam
Hernando	Marion	Pasco	Sumter
Hillsborough	Okeechobee	Seminole	St. Lucie
Volusia	Duval

Correspondent banking division

We also operate a correspondent banking and bond sales division. The division is integrated with and part of our subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased) and (b) correspondent bank checking accounts. The third, revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, and correspondent clearing account services. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

FDIC assisted acquisitions and other branching activities

In January of 2012 we acquired two failed financial institutions through FDIC assisted transactions. These acquisitions included a trust department, approximately $418 million of deposits and loans with a fair value as of the acquisition date of approximately $214 million. Substantially all the loans have loss share agreements beginning with the first dollar of loss. In total, these two acquisitions included 10 branch locations, all within our current geographical market footprint, or in the Jacksonville area, where we had recently hired a management team with the intention of expanding our footprint into Northeastern Florida.

We have consolidated and closed 15 branches, merged our remaining subsidiary bank into our lead bank, CSB, and reduced our work force by 85 FTEs from its peak. We currently operate our 55 branch banking offices, all within Florida and our correspondent banking business with total FTEs (“full time equivalents”) of 689 as of December 31, 2012.

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

We use a standardized loan grading system which is integral to our risk assessment function related to lending. Loan officers assign a loan grade to their newly originated loans in accordance with the standard loan grades. Throughout the lending relationship, the loan officer is responsible for periodic reviews, and if warranted he/she will downgrade or upgrade a particular loan based on specific events and/or analyses. We use a loan grading system of 1 through 7. Grade 1 is “excellent” and grade 7 is “doubtful.” Loans graded 5 or higher are placed on a watch list each month end and reported to the bank’s board of directors. Our loan review officers, who are independent of the lending function and are not employees of our subsidiary bank, periodically reviews loan portfolios and lending relationships. The review officer may disagree with the bank’s grade on a particular loan and subsequently downgrade or upgrade such loan(s) based on his risk analysis.

Although our credit review process has always been centralized, prior to 2011 our lending process was decentralized through multiple banking subsidiaries. Between early 2011 and June 2012, all of the banking subsidiaries were consolidated into our lead bank, forming a single banking subsidiary resulting in a centralized and consistent lending process. Beginning early in 2011, our Chief Credit Officer (“CCO”), our Chief Special Asset Disposition Manager (“CSPA”) and their teams are responsible for identifying and reporting all impaired loans, non-accrual loans, TDRs and OREO. They hold monthly meetings with our CEO, our subsidiary bank CEO, and a senior level accounting officer who along with the CCO and CSPA is ultimately responsible for preparing the Company’s allowance for loan loss calculations each quarter. The Company’s CFO and others also attend these meetings periodically. The CCO, CSPA and their teams make sure that all non-performing loans, subject to ASC 310, as well as OREO properties have a current appraisal (less than one year old) and that the asset is written down to 90% of the current appraisal, or less under certain circumstances, such as a listing price in the case of OREO, or a time value adjustment in the case of loans with appraisals approaching their one year life, and the related collateral is either in a type of category or in a market area with declining values. When these monthly meetings start, these teams have already evaluated their positions and have identified the course of action on each of the troubled assets listed. The purpose of the meetings is to allow the sharing of information and allow our CEO and the CEO of our lead subsidiary bank to review these evaluations with our CCO and CSPA, and either approve or modify their recommendations.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. We have selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. We have a $45 million goodwill asset on our consolidated balance sheet at December 31, 2012.

Other intangible assets consist of core deposit intangible and trust intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, generally 10 years.

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. We have a net deferred tax liability of $1.9 million in our consolidated balance sheet at December 31, 2012. For additional discussion of income taxes, see Notes 1 and 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011.

Net Income

Our net income for the year ended December 31, 2012 was $9,905 or $0.33 per share basic and diluted, compared to $7,909 or $0.26 per share basic and diluted for the year ended December 31, 2011. The primary reason for the increase was higher interest income resulting from the January 2012 acquisitions of Central Florida State Bank and First Guaranty Bank & Trust, as well as lower credit cost. These and other factors contributing to our 2012 results are discussed below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $16,433, or 23% to $86,469 during the year ended December 31, 2012 compared to $70,036 for the same period in 2011. The increase was the result of a $12,707 increase in interest income plus a $3,726 decrease in interest expense.

Interest earning assets averaged $2,070,990 during the year ended December 31, 2012 as compared to $1,914,812 for the same period in 2011, an increase of $156,178, or 8.2%. The yield on average interest earning assets increased 28 basis points (“bps”) to 4.58% (29 bps to 4.65% tax equivalent basis) during the year ended December 31, 2012, compared to 4.30% (4.36% tax equivalent basis) for the same period in 2011. The combined net effects of the $156,178 increase in average interest earning assets and the increase in yields on average interest earning assets resulted in the $12,707 ($12,833 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $1,652,460 during the year ended December 31, 2012 as compared to $1,512,898 for the same period in 2011, an increase of $139,562, or 9.2%. The cost of average interest bearing liabilities decreased 30 bps to 0.51% during the year ended December 31, 2012, compared to 0.81% for 2011. The combined net effects of the $139,562 increase in average interest bearing liabilities and the 30 bps decrease in cost of average interest bearing liabilities resulted in the $3,726 decrease in interest expense between the two years. See the tables “Average Balances – Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2012			2011
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate

ASSETS:
Noncovered loans (1) (2) (7)	$1,126,784	$58,696	5.21%	$1,035,496	$55,036	5.31%
Covered loans (9)	324,708	23,542	7.25%	180,590	11,396	6.31%
Securities available for sale – taxable	458,946	11,297	2.46%	492,666	14,296	2.90%
Securities available for sale – tax exempt (7)	39,183	2,120	5.41%	35,727	2,100	5.88%
Federal funds sold and other	121,369	638	0.53%	170,333	632	0.37%

TOTAL INTEREST EARNING ASSETS	$2,070,990	$96,293	4.65%	$1,914,812	$83,460	4.36%

Allowance for loan losses	(26,872)			(27,265)
All other assets	401,784			289,024

TOTAL ASSETS	$2,445,902			$2,176,571

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$410,384	$457	0.11%	$313,178	$665	0.21%
Money market	331,449	730	0.22%	263,089	899	0.34%
Savings	239,147	266	0.11%	208,254	562	0.27%
Time deposits	574,775	6,076	1.06%	623,421	9,373	1.50%
Repurchase agreements	21,388	86	0.40%	15,949	84	0.53%
Federal funds purchased	53,803	28	0.05%	70,940	48	0.07%
Other borrowed funds (3)	4,556	201	4.41%	5,012	127	2.54%
Corporate debenture (4)	16,958	637	3.76%	13,055	449	3.43%

TOTAL INTEREST BEARING LIABILITIES	$1,652,460	8,481	0.51%	$1,512,898	12,207	0.81%

Demand deposits	506,927			393,056
Other liabilities	17,233			17,219
Total stockholders’ equity	269,282			253,398
TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$2,445,902			$2,176,571

NET INTEREST SPREAD (tax equivalent basis) (5)			4.14%			3.55%

NET INTEREST INCOME (tax equivalent basis)		$87,812			$71,253

NET INTEREST MARGIN (tax equivalent basis) (6)			4.24%			3.72%

(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $511 and $362 for the years ended December 31, 2012 and 2011, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $25 and $5 during year ended December 31, 2012 and 2011, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(8)	Averages balances are average daily balances.
(9)	Covered loans are loans purchased from the FDIC pursuant to assisted acquisitions of failed financial institutions, and are covered with respect to certain loss sharing agreements with the FDIC.

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

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2012 versus 2011
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$13,261	$2,545	$15,806
Securities available for sale – taxable	(932)	(2,067)	(2,999)
Securities available for sale – tax exempt	194	(174)	20
Federal funds sold and other	(213)	219	6

TOTAL INTEREST INCOME (tax equivalent basis)	$12,310	$523	$12,833

INTEREST EXPENSE
Deposits
NOW accounts	$167	$(374)	$(207)
Money market accounts	199	(368)	(169)
Savings	73	(369)	(296)
Time deposits	(686)	(2,612)	(3,298)
Repurchase agreements	25	(23)	2
Federal funds purchased	(10)	(10)	(20)
Other borrowed funds	(13)	86	73
Corporate debenture	147	42	189

TOTAL INTEREST EXPENSE	$(98)	$(3,628)	$(3,726)

NET INTEREST INCOME (tax equivalent basis)	$12,408	$4,151	$16,559

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

Provision for Loan Losses

The provision for loan losses (expense) decreased $36,771 to $9,220 during the year ending December 31, 2012 compared to $45,991 for the comparable period in 2011. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Also, the loan loss provision in 2011 was elevated due to the sale of credit impaired loans in the wholesale market during 2011. Because of the large bargain purchase gains recognized pursuant to the acquisition of Federal Trust Bank and the acquisition of branches and loans from TD Bank during 2011, management determined that the Company had sufficient capital to allow for the loss related to the sale of these troubled loans in the wholesale market, and elected to purge the loans at discounts versus management time and energy working them through the foreclosure process and eventually selling the repossessed assets in future years. In addition, the put back period related to our Federal Trust Bank loans expired during the fourth quarter of 2012, at which time additional allowance for loan losses were added to the general allowance pursuant to this segment of performing loans, also effecting our loan loss provision. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2012 was $59,261 compared to $101,972 for the comparable period in 2011. This increase was the result of the following components listed in the table below

	2012	2011	$ increase (decrease)	% Increase (decrease)
Service charges on deposit accounts	$6,598	$6,316	$282	4.5%
Income from correspondent banking and bond sales division	32,806	24,889	7,917	31.8%
Correspondent banking division – other fees	2,034	1,692	342	20.2%
Commissions from sale of mutual funds and annuities	2,598	1,801	797	44.3%
Debit card and ATM fees	4,023	2,852	1,171	41.1%
Loan related fees	553	747	(194)	(26.0%)
BOLI income	1,436	967	469	48.5%
Trading securities revenue	690	485	205	42.3%
FDIC indemnification asset – (amortization)	(3,096)	(503)	(2,593)	515.5%
FDIC indemnification income	6,017	1,132	4,885	431.5%
Trust fees	1,162	—	1,162	n/a
Other service charges and fees	1,564	1,110	454	40.9%
Gain on sale of securities	2,423	3,464	(1,041)	(30.1%)

Subtotal	58,808	44,952	13,856	30.8%
Bargain purchase gain from acquisitions	453	57,020	(56,567)	(99.2%)

Total non-interest income	$59,261	$101,972	($42,711)	(41.9%)

As shown in the table above, the primary reasons for the decrease in non-interest income year to year was the bargain purchase gain from the January 2011 purchase of branches and loans from TD Bank, N.A. and the November 2011 purchase of Federal Trust Bank (“FTB”) from The Hartford Insurance Group, Inc. In both cases, selected performing loans were purchased at a 10% discount with regard to TD Bank, N.A. transaction and a 23% discount with regard to the FTB transaction, which was the primary reason for the bargain purchase gains in 2011. In 2012, the Company acquired Central Florida State Bank pursuant to an FDIC assisted transaction resulting in a bargain purchase gain of $453.

The correspondent banking bond sales division is a volatile business. 2012 was its best year to date for bond sales. We expect significant future volatility in the fixed income business, and therefore do not consider their initial four year performance necessarily a trend.

When future expected cash flows of the FDIC covered loans increase, this increase is accreted into interest income over the remaining life of the related loan pools. The FDIC indemnification asset (“IA”) represents the receivable from the FDIC for reimbursement of 80% of the expected losses in the covered pools. When management increases its expected loan cash flows, it decreases the expected reimbursement, or IA, by 80% of this amount. The decrease in expected reimbursements is amortized (negative accretion) over the remaining life of the related loss share term, and is included in the Company’s non-interest income as a negative amount. At December 31, 2012, the Company’s cumulative estimate of excess loan cash flows over the initial estimates is approximately $24,566. This additional amount is being accreted into interest income over the life of the related loan pools. Approximately 80% of this estimated additional cash flow, or $19,653, is being amortized (negative accretion) in non-interest income over a nine year period (the end of the last loss share term agreement), of which more than half will be amortized in less than three years. The net effect is that, as of December 31, 2012, the Company has estimated that it will improve its pre-tax income, over time, by approximately $4,913 ($24,566 estimated additional cash flows from covered loans minus $19,653 expected reduction in reimbursements from the FDIC).

When a FDIC covered OREO property is sold at a loss, the loss is included in non-interest expense as loss on sale of OREO, and 80% of the loss is recorded as FDIC indemnification income and included in non-interest income. Eighty percent of any related loan pool impairments also are reflected in this account.

We acquired a Trust business pursuant to our January 2012 acquisition of a failed financial institution in an FDIC assisted transaction. The business has been producing approximately $300 of gross fees per quarter.

Our BOLI income increased due the purchase of $10,000 additional BOLI during the first quarter of 2012.

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

Non-Interest Expense

Non-interest expense for the year ended December 31, 2012 increased $7,291, or 6.4%, to $121,980, compared to $114,689 for 2011. The table below breaks down the individual components.

	2012	2011	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$56,232	$47,150	$9,082	19.3%
Employee incentive/bonus compensation	3,938	2,830	1,108	39.2%
Employee stock based compensation	631	705	(74)	(10.5%)
Employer 401K matching contributions	1,144	983	161	16.4%
Deferred compensation expense	501	460	41	8.9%
Health insurance and other employee benefits	3,985	3,215	770	24.0%
Payroll taxes	3,235	2,844	391	13.7%
Other employee related expenses	1,051	585	466	79.7%
Incremental direct cost of loan origination	(779)	(527)	(252)	47.8%

Total salaries, wages and employee benefits	69,938	58,245	11,693	20.1%

(Gain) loss on sale of OREO	(140)	732	(872)	(119.1%)
Loss (gain) on sale of FDIC covered OREO	1,325	(187)	1,512	(808.6%)
Valuation write down of OREO	1,011	4,939	(3.928)	(79.5%)
Valuation write down of FDIC covered OREO	3,247	1,812	1,435	79.2%
Loss on repossessed assets other than real estate	123	377	(254)	(67.4%)
Loan put back expense	1,632	755	877	116.2%
Foreclosure and repossession related expenses	2,487	3,078	(591)	(19.2%)
Foreclosure and repo expenses, FDIC (note 1)	1,521	1,190	331	27.8%

Total credit related fees	11,206	12,696	(1,490)	(11.7%)

Occupancy expense	8,697	8,271	426	5.2%
Depreciation of premises and equipment	5,678	4,207	1,471	35.0%
Supplies, stationary and printing	1,124	1,285	(161)	(12.5%)
Marketing expenses	2,564	2,791	(227)	(8.1%)
Data processing expense	3,988	4,680	(692)	(14.8%)
Legal, auditing and other professional fees	2,527	2,729	(202)	(7.4%)
Bank regulatory related expenses	2,429	2,621	(192)	(7.3%)
Postage and delivery	1,148	930	218	23.4%
ATM and debit card related expenses	1,207	1,631	(424)	(26.0%)
CDI amortization	1,155	804	351	43.7%
Trust intangible amortization	217	—	217	n/a
Impairment of bank property held for sale	614	—	614	n/a
Internet and telephone banking	945	1,005	(60)	(6.0%)
Operational write-offs and losses	697	553	144	26.0%
Correspondent accounts and Federal Reserve charges	527	471	56	11.9%
Conferences/Seminars/Education/Training	510	498	12	2.4%
Director fees	374	294	80	27.2%
Travel expenses	317	134	183	136.6%
Other expenses	3,404	3,148	256	8.1%

Subtotal	119,266	106,993	12,273	11.5%
Merger, acquisition and conversion related expenses	2,714	7,696	(4,982)	(64.7%)

Total non-interest expense	$121,980	$114,689	$7,291	6.4%

note 1:	These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding merger, acquisition and conversion related expenses identified above, total non-interest expense increased $12,273 or 11.5% year to year as shown in the above table. The table below removes credit related expenses and correspondent segment expenses, which is primarily compensation related and varies significantly with levels of bond sales volumes.

	2012	2011	$ increase (decrease)	% increase (decrease)
Total non-interest expense	$121,980	$114,689	$7,291	6.4%
Less: merger, acquisition, conversion, expenses	(2,714)	(7,696)	(4,982)	(64.7%)

Less: impairment bank property held for sale	(614)	—	614	na

Subtotal	118,652	106,993	11,659	10.9%
Less: credit related expenses	(11,206)	(12,696)	(1,490)	(11.7%)
Less: correspondent segment	(28,168)	(23,883)	4,285	17.9%

Non-interest expense, excluding credit cost, correspondent segment, and merger, acquisition and conversion related expenses, and impairment of bank property held for sale	$79,278	$70,414	$8,864	12.6%

Excluding merger, acquisition and conversion related expense and impairment of bank property held for sale, and excluding credit cost and our correspondent division, the remaining non-interest expense approximates the operating expense of our core commercial and consumer banking segment. As shown in the table above, this expense increased approximately $8,864, or 12.6% year to year. The reasons for this increase include the following:

•

In January 2012, we acquired two failed financial institutions which included 12 branches in the aggregate. The Company consolidated three branches in the first quarter of 2012 and another six branches in the second quarter of 2012. We incurred the related incremental expenses in 2012 for these branches until they closed. In addition, the two failed banks operated on two different core processing systems, which we were not converted to our core processing system until May and June of 2012, adding elevated cost in terms of data processing, personnel and other temporary inefficiencies above the normalized incremental operating expenses.

•

In November 2011, we acquired five branches from The Hartford Insurance Group, Inc. The additional operating costs of these five branches were included in our 2011 expenses for two months versus all twelve months in 2012.

•	In addition to closing 10 of the 12 branches we acquired in 2012, we also closed an additional branch in February 2012 and four more branches at the end of August 2012.

•

In addition to consolidating and closing branches, and a reduction in workforce, we also initiated other cost efficiencies and revenue enhancements during the year. Our quarterly operating expenses decreased by approximately 9% in the fourth quarter compared to our high water mark in the second quarter of 2012.

Income Tax Provision

We recognized an income tax expense for the year ended December 31, 2012 of $4,625 (an effective tax rate of 31.8%) compared to $3,419 (an effective tax rate of 30.2%) for the year ended December 31, 2011. The reason our effective tax rate was lower than our statutory tax rate in 2012 and 2011 is because we had tax exempt income in excess of non-deductible expenses thereby decreasing our taxable income below our book pre-tax income as recorded in our Consolidated Statement of Operations.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010.

Net Income

Our net income for the year ended December 31, 2011 was $7,909 or $0.26 per share basic and diluted, compared to net loss of $5,938 or $0.22 per share basic and diluted for the year ended December 31, 2010. The primary reason for the profitable year in 2011 was bargain purchase gains of $57,020 from our January 2011 acquisition of loans, deposits and branch offices from TD Bank, N.A. and our November 2011 acquisition of Federal Trust Bank from The Hartford Insurance Group, Inc. The other significant issue affecting our earnings continued to be credit cost. Total credit cost, including provisions for loan losses, for 2011 was approximately $58,687 compared to $35,902 reported in 2010. These and other factors contributing to our 2011 results are discussed below.

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

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2011			2010
	Average Balance	Interest Inc / Exp	Average Rate	Average Balance	Interest Inc / Exp	Average Rate
ASSETS:
Noncovered loans (1) (2) (7)	$1,035,496	$55,036	5.31%	$940,198	$51,651	5.49%
Covered loans (9)	180,590	11,396	6.31%	83,399	4,159	4.99%
Securities available for sale – taxable	492,666	14,296	2.90%	524,336	16,833	3.21%
Securities available for sale – tax exempt (7)	35,727	2,100	5.88%	34,852	2,069	5.94%
Federal funds sold and other	170,333	632	0.37%	151,961	626	0.41%

TOTAL INTEREST EARNING ASSETS	$1,914,812	$83,460	4.36%	$1,734,746	$75,338	4.34%

Allowance for loan losses	(27,265)			(25,578)
All other assets	289,024			226,327

TOTAL ASSETS	$2,176,571			$1,935,495

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$313,178	$665	0.21%	$217,083	$868	0.40%
Money market	263,089	899	0.34%	190,778	1,486	0.78%
Savings	208,254	562	0.27%	177,632	1,165	0.66%
Time deposits	623,421	9,373	1.50%	628,942	12,203	1.94%
Repurchase agreements	15,949	84	0.53%	21,254	89	0.42%
Federal funds purchased	70,940	48	0.07%	105,344	107	0.10%
Other borrowed funds (3)	5,012	127	2.54%	15,884	403	2.54%
Corporate debenture (4)	13,055	449	3.43%	12,500	421	3.37%

TOTAL INTEREST BEARING LIABILITIES	$1,512,898	12,207	0.81%	$1,369,417	16,742	1.22%

Demand deposits	393,056			302,867
Other liabilities	17,219			20,148
Total stockholders’ equity	253,398			243,063
TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$2,176,571			$1,935,495

NET INTEREST SPREAD (tax equivalent basis) (5)			3.55%			3.12%

NET INTEREST INCOME (tax equivalent basis)		$71,253			$58,596

NET INTEREST MARGIN (tax equivalent basis) (6)			3.72%			3.38%

(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $362 and $293 for the years ended December 31, 2011 and 2010, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $5 and $0 during year ended December 31, 2011 and 2010, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(8)	Averages balances are average daily balances.
(9)	Covered loans are loans purchased from the FDIC pursuant to assisted acquisitions of failed financial institutions, and are covered with respect to certain loss sharing agreements with the FDIC.

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

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2011 versus 2010
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$10,515	$107	$10,622
Securities available for sale – taxable	(979)	(1,557)	(2,536)
Securities available for sale – tax exempt	52	(22)	30
Federal funds sold and other	72	(66)	6

TOTAL INTEREST INCOME (tax equivalent basis)	$9,660	$(1,538)	$8,122

INTEREST EXPENSE
Deposits
NOW accounts	$297	$(501)	$(204)
Money market accounts	436	(1,023)	(587)
Savings	174	(777)	(603)
Time deposits	(106)	(2,723)	(2,829)
Repurchase agreements	(25)	20	(5)
Federal funds purchased	(29)	(30)	(59)
Other borrowed funds	(278)	3	(275)
Corporate debenture	19	8	27

TOTAL INTEREST EXPENSE	$488	$(5,023)	$(4,535)

NET INTEREST INCOME (tax equivalent basis)	$9,172	$3,485	$12,657

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

Provision for Loan Losses

The provision for loan losses (expense) increased $16,367 to $45,991 during the year ending December 31, 2011 compared to $29,624 for the comparable period in 2010. Starting in 2010, the Company took a liquidation approach to its problem assets. Troubled loans with unpaid legal balances and carrying balances of approximately $18,807 and $16,940, respectively, were sold for $8,579 during the third quarter of 2010. The portion of the provision for loan losses that represented the liquidation discount from this sale was approximately $8,361. Prior to this sale, the loans had been written down to fair value and the provision for loan losses increased accordingly. During the fourth quarter of 2011, troubled loans with unpaid legal balances and carrying balances of approximately $34,703 and $26,066, respectively, were sold for $14,095. The Company recorded approximately $11,971 of additional provision for loan losses representing the liquidation discounts as a result of this loan sale. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2011 was $101,972 compared to $54,933 for the comparable period in 2010. This increase was the result of the following components listed in the table below

	2011	2010	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$6,316	$6,873	$(557)	(8.1%)
Income from correspondent banking and bond sales division	24,889	32,696	(7,807)	(23.9%)
Correspondent banking division – other fees	1,692	996	696	69.9%
Commissions from sale of mutual funds and annuities	1,801	1,118	683	61.1%
Debit card and ATM fees	2,852	1,890	962	50.9%
Loan related fees	747	534	213	39.9%
BOLI income	967	774	193	24.9%
Trading securities revenue	485	622	(137)	(22.0%)
FDIC indemnification asset – (amortization)/accretion of discount rate	(503)	598	(1,101)	(184.1%)
FDIC indemnification income	1,132	—	1,132	n/a
Other service charges and fees	1,110	421	689	163.7%
Gain on sale of securities	3,464	7,034	(3,570)	(50.8%)

Subtotal	44,952	53,556	(8,604)	(16.1%)
Bargain purchase gain from acquisitions	57,020	1,377	55,643	4040.9%

Total non-interest income	$101,972	$54,933	$47,039	85.6%

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

The correspondent banking bond sales volume and related income can experience a high degree of volatility from year to year based on various factors. The division had an outstanding year in 2010 most of which can be attributed to a record 2010 third quarter.

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

	2011	2010	$ increase (decrease)	% Increase (decrease)
Employee salaries and wages	$47,150	$44,985	$2,165	4.8%
Employee incentive/bonus compensation	2,830	3,620	(790)	(21.8%)
Employee stock based compensation	705	699	6	0.9%
Employer 401K matching contributions	983	814	169	20.8%
Deferred compensation expense	460	342	118	34.5%
Health insurance and other employee benefits	3,215	2,208	1,007	45.6%
Payroll taxes	2,844	2,373	471	19.8%
Other employee related expenses	585	594	(9)	(1.5%)
Incremental direct cost of loan origination	(527)	(602)	75	(12.5%)

Total salaries, wages and employee benefits	58,245	55,033	3,212	5.8%

Loss (gain) on sale of OREO	732	853	(121)	(14.2%)
(Gain) loss on sale of FDIC covered OREO	(187)	(97)	(90)	92.8%
Valuation write down of OREO	4,939	2,951	1,988	67.4%
Valuation write down of FDIC covered OREO	1,812	—	1,812	na
Loss on repossessed assets other than real estate	377	458	(81)	(17.7%)
Loan put back expense	755	—	755	na
Foreclosure and repossession related expenses	3,078	2,113	965	45.7%
Foreclosure and repo expenses, FDIC (note 1)	1,190	—	1,190	na

Total credit related fees	12,696	6,278	6,418	102.2%

Occupancy expense	8,271	6,652	1,619	24.3%
Depreciation of premises and equipment	4,207	3,350	857	25.6%
Supplies, stationary and printing	1,285	1,091	194	17.8%
Marketing expenses	2,791	2,498	293	11.7%
Data processing expense	4,680	2,789	1,891	67.8%
Legal, auditing and other professional fees	2,729	2,995	(266)	(8.9%)
Bank regulatory related expenses	2,621	2,989	(368)	(12.3%)
Postage and delivery	930	735	195	26.5%
ATM and debit card related expenses	1,631	1,298	333	25.7%
CDI amortization	804	519	285	54.9%
Internet and telephone banking	1,005	679	326	48.0%
Operational write-offs and losses	553	920	(367)	(39.9%)
Correspondent accounts and Federal Reserve charges	471	348	123	35.3%
Conferences/Seminars/Education/Training	498	807	(309)	(38.3%)
Director fees	294	368	(74)	(20.1%)
Travel expenses	134	561	(427)	(76.1%)
Other expenses	3,148	2,646	502	19.0%

Subtotal	106,993	92,556	14,437	15.6%
Merger, acquisition and conversion related expenses	7,696	769	6,927	900.8%

Total non-interest expense	$114,689	$93,325	$21,364	22.9%

note 1:	These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

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

	2011	2010	$ increase (decrease)	% increase (decrease)
Total non-interest expense	$114,689	$93,325	$21,364	22.9%
Less: merger, acquisition, conversion	(7,696)	(769)	(6,927)	900.8%

Subtotal	106,993	92,556	14,437	15.6%
Less: credit related expenses	(12,696)	(6,278)	(6,418)	102.2%
Less: correspondent segment	(23,883)	(28,837)	4,954	(17.2%)

Non-interest expense excluding credit cost, correspondent segment, merger related expenses	$70,414	$57,441	$12,973	22.6%

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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2012 AND DECEMBER 31, 2011

Overview

Our total assets grew by $78,781, or 3.4%, from $2,284,459 at December 31, 2011 to $2,363,240 at December 31, 2012. The increase was primarily due to the acquisition of two failed financial institutions pursuant to FDIC assisted transactions during January 2012. We acquired total assets of $429,727 and total deposits of $418,308 at fair value on the acquisition dates. We strategically decreased both acquired and legacy deposits, in particular time deposits, by repricing them downward to market interest rates when the opportunities presented themselves. On the other side of the balance sheet we primarily reduced securities available for sale to fund those liability reductions. Deflating our balance sheet in this manner allowed us to free up addition capital for other potential expansion opportunities. In addition, this contributed to our decrease in cost of deposits and cost of total interest bearing liabilities and improved our interest earning asset mix. Our loan to deposit ratio increased from 66.9% at December 31, 2011 to 71.9% at December 31, 2012.

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

Our available for sale portfolio totaled $425,758 at December 31, 2012 and $591,164 at December 31, 2011, or 18% and 26%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative. Typically, we remain short-term in our decision to invest in certain securities. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. We have designated all of our securities as available for sale, except our trading portfolio, to provide flexibility, in case an immediate need for liquidity arises. We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $11,709 at December 31, 2012, compared to a net unrealized gain of approximately $9,160 at December 31, 2011.

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

	One year or less		Over one through five years		Over five through ten years		Over ten years		Total
AVAILABLE-FOR-SALE	$	%	$	%	$	%	$	%	$	%
US government sponsored entities and agencies	$—	—%	$5	4.46%	$5,154	2.00%	$2,387	3.40%	$7,546	2.45%
State, county, and municipal	978	3.97%	1,663	3.89%	10,732	3.63%	31,649	3.54%	45,022	3.58%
Mortgage-backed securities	176	5.20%	4,656	4.84%	35,667	3.24%	332,691	2.76%	373,190	2.83%

Total	$1,154	4.15%	$6,324	4.59%	$51.553	3.19%	$366,727	2.83%	$425,758	2.90%

Distribution of Investment Securities

	December 31, 2012		December 31, 2011		December 31, 2010
AVAILABLE-FOR-SALE	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US government sponsored entities and agencies	$7,465	$7,546	$78,455	$78,877	$113,183	$113,416
State, county, and municipal	364,014	373,190	39,312	41,293	34,079	33,253
Mortgage-backed securities	42,570	45,022	464,237	470,994	348,990	354,258

Total	$414,049	$425,758	$582,004	$591,164	$496,252	$500,927

Beginning in 2009, we maintain a trading securities portfolio. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. This activity was initiated to take advantage of market opportunities, when presented, for short term revenue gains. The table below summarizes our trading activity during the years presented.

	2012	2011
Beginning balance	$—	$2,225
Purchases	367,105	249,430
Proceeds from sales	(362,747)	(252,140)
Net realized gain on sales	715	485
Mark-to-market adjustment	(25)	—

Ending balance	$5,048	$—

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2012, were $1,451,492, or 70% of average earning assets, as compared to $1,216,086, or 64% of average earning assets, for the year ending December 31, 2011. Total loans at December 31, 2012 and 2011 were $1,435,863 and $1,283,766, respectively, an increase of $152,097, or 11.8%. Most of this net increase is a result of our two acquisitions during January 2012. This also represents a loan to total asset ratio of 61% and 56% and a loan to deposit ratio of 72% and 67%, at December 31, 2012 and 2011, respectively.

Approximately 20.6% of our total loans, or $296,295, is covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010 and two during the first quarter of 2012. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse us for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred, subject to the terms of the agreements. We will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and our reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

Of the 79.4% of our loans, or $1,139,568 not covered by FDIC loss sharing agreements, approximately 85% are collateralized by real estate, 11% are commercial non real estate loans and the remaining 4% are consumer and other non real estate loans. The loans collateralized by real estate are further delineated as follows.

Residential real estate loans: These are single family home loans originated within our local market areas by employee loan officers or purchased from TD Bank, N.A. and The Hartford Insurance Group with two and one year put back options that expired on January 20, 2013 and November 1, 2012, respectively. We do not use loan brokers to originate loans for our own portfolio, nor do we acquire loans outside of our geographical markets. The size of this portfolio is $428,554 representing approximately 38% of our total loans, excluding those covered by FDIC loss share agreements. Within this category there are approximately $9,993 non performing (non-accrual) loans (79 loans) as of December 31, 2012.

Commercial real estate loans: This is the largest category ($480,494) of our loan portfolio representing approximately 42% of our total loans, excluding those covered by FDIC loss share agreements. This category, along with commercial non real estate lending, is our primary business. There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are all located within Florida, primarily central Florida. The borrowers are a mix of professionals, doctors, lawyers, and other small business people. Approximately 55% of these loans are owner occupied. Within this category there are approximately $11,459 non performing (non-accrual) loans (33 loans) as of December 31, 2012.

Land, development and construction loans: We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. This category represents approximately 5% ($55,474) of our total loan portfolio. The majority of this amount is land development, lots, and other land loans. Approximately $2,032 of loans in this category are non performing (non-accrual) loans (22 loans) as of December 31, 2012, of which substantially all are collateralized by residential building lots, commercial building lots, undeveloped land and vacant land both residential and commercial.

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

The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

Loan Portfolio Composition

Types of Loans at December 31:	2012	2011	2010	2009	2008
Loans not covered by FDIC loss share agreements
Real estate loans:
Residential	$428,554	$405,923	$255,571	$251,634	$223,290
Commercial	480,494	447,459	410,162	438,540	434,488
Land, development and construction	55,474	89,517	109,380	115,937	92,475

Total real estate loans	964,522	942,899	775,113	806,111	750,253
Commercial	124,225	126,064	100,906	98,273	80,523
Consumer and other loans	51,279	51,391	55,379	55,376	61,939

Total loans – gross	1,140,026	1,120,354	931,398	959,760	892,715
Less: unearned fees/costs	(458)	(639)	(728)	(739)	(714)

Total loans not covered by FDIC loss share agreements	1,139,568	1,119,715	930,670	959,021	892,001

Loans covered by FDIC loss share agreements
Real estate loans:
Residential	142,480	99,270	110,586	—	—
Commercial	134,413	54,184	68,286	—	—
Land, development and construction	13,259	8,231	13,653	—	—

Total real estate loans	290,152	161,685	192,525	—	—
Commercial	6,143	2,366	5,760	—	—

Total loans covered by FDIC loss share agreements	296,295	164,051	198,285	—	—

Total loans	$1,435,863	$1,283,766	$1,128,955	$959,021	$892,001

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans maturing within specific intervals at December 31, 2012, excluding unearned net fees and costs.

Loan Maturity Schedule

	December 31, 2012
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction, development, land	$224,980	$417,497	$725,111	$1,367,588
Real estate – land, development and construction	24,086	22,480	22,167	68,733

Total	$249,066	$439,977	$747,278	$1,436,321

Fixed interest rate	$132,961	$352,819	$236,079	$721,859
Variable interest rate	116,105	87,158	511,199	714,462

Total	$249,066	$439,977	$747,278	$1,436,321

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

Residential real estate

Commercial real estate

Construction and land development

Commercial and industrial (not collateralized by real estate)

Consumer (not collateralized by real estate)

Loans acquired through the Federal Trust Bank (“FTB”) acquisition

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at December 31, 2012 and 2011.

	Dec 31, 2012			Dec 31, 2011			increase (decrease)
	loan balance	ALLL balance	%	loan balance	ALLL balance	%	loan balance	ALLL balance
Non impaired loans	$900,804	$22,024	2.44%	$819,767	$24,281	2.96%	$81,037	$(2,257)	-52bps
TD loans (note 1)	56,383	—		90,457	—		(34,074)	—
FTB loans (note 2)	134,202	987	0.74%	155,823	—		(21,621)	987	74bps

Total non impaired loans	1,091,389	23,011	2.11%	1,066,047	24,281	2.28%	25,342	(1,270)	-17bps
Impaired loans	48,179	1,022	2.12%	53,668	3,304	6.16%	(5,489)	(2,282)	-404bps

Loans (note 3)	1,139,568	24,033	2.11%	1,119,715	27,585	2.46%	19,853	(3,552)	-35bps
Covered loans (note 4)	296,295	2,649		164,051	359		132,244	2,290

Total loans	$1,435,863	$26,682	1.86%	$1,283,766	$27,944	2.18%	$152,097	($1,262)	-32bps

Note 1:	Performing loans purchased from TD Bank subject to a two year put back option ending on January 20, 2013, such that if any of these loans became 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company had the option to put back the loans to TD Bank. The Company put back approximately $14,400 of loans between January 20, 2011 and December 31, 2012.
Note 2:	Performing loans purchased from The Hartford Insurance Group, Inc. (“Hartford”) wholly owned bank, Federal Trust Bank (“FTB”), subject to a one year put back option ending on November 1, 2012, such that if any of these loans became 30 days past due or are adversely classified pursuant to bank regulatory guidelines, the Company had the option to put back the loans to Hartford. The Company put back approximately $10,100 during the put back period. This group of loans is evaluated for estimated losses as a separate segment.
Note 3:	Total loans not covered by FDIC loss share agreements.
Note 4:	Loans covered by FDIC loss share agreements. Eighty percent of any losses in this portfolio will be reimbursed by the FDIC and recognized as FDIC indemnification income and included in non-interest income within the Company’s condensed consolidated statement of operations. Six loan pools with an aggregate carrying value of $12,202 are impaired as of December 31, 2012, and have a specific allowance of $2,649. The aggregate carrying value of $12,262 represents approximately 69% of the underlying loan balances outstanding.

The general loan loss allowance (non impaired loans) decreased by $1,270, or 17 bps to 2.11% of non-impaired loan balance outstanding as of the end of the current period as compared to 2.28% at the end of the previous period. This is a result of changes in historical charge off rates, changes in current environmental factors and changes in the loan portfolio mix. In addition, as of November 1, 2012 the put back option expired with regard to the performing loans purchased from Hartford. As such, we have evaluated this group of performing loans as a separate segment within our general allowance for loan losses and have estimated potential incurred losses within that segment as of December 31, 2012. There is no general loan loss allowance associated with the performing loans purchased from TD Bank for the reasons described in note 1above. The related put back option period associated with the TD Bank purchased loans expired on January 20, 2013. We expect to evaluate these performing loans as a separate segment of our general loan loss allowance as well, and expect to determine an estimate of potential incurred losses within that segment as of March 31, 2013.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans not covered by an FDIC loss sharing agreement on a loan by loan basis. We recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $4,350 to $48,179 ($47,157 when the $1,022 specific allowance is considered) from their legal unpaid principal balance outstanding of $52,529. As such, in the aggregate, our total impaired loans have been written down to approximately 90% of their legal unpaid principal balance.

Any losses in loans covered by FDIC loss share agreements, as described in note 4 above, are reimbursable from the FDIC to the extent of 80% of any losses. These loans are being accounted for pursuant to ASC Topic 310-30. On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses.

We believe our allowance for loan losses was adequate at December 31, 2012. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The table below summarizes the changes in allowance for loan losses during the previous five years.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

	2012	2011	2010	2009	2008
Loans not covered by FDIC loss share agreements:
Balance, beginning of year	$27,585	$26,267	$23,289	$13,335	$10,828
Loans charged-off:
Residential real estate	(3,968)	(9,306)	(4,306)	(3,442)	(1,966)
Commercial real estate	(2,862)	(11,179)	(8,131)	(3,001)	(363)
Construction & land development	(4,646)	(7,717)	(4,994)	(6,457)	(368)
Commercial & industrial	(231)	(1,971)	(774)	(830)	(856)
Consumer	(807)	(1,091)	(523)	(353)	(636)

Total loans charged-off	(12,514)	(31,264)	(18,728)	(14,083)	(4,189)
Loans charged-off – loan sales:
Residential real estate	—	(3,019)	—	—	—
Commercial real estate	—	(11,153)	(8,361)	—	—
Construction & land development	—	(456)	—	—	—
Commercial & industrial	—	(220)	—	—	—

Total loans charged-off – loan sales	—	(14,848)	(8,361)	—	—
Recoveries on loans previously charged-off:
Residential real estate	378	542	178	16	88
Commercial real estate	871	665	42	6	7
Construction & land development	604	251	167	43	—
Commercial & industrial	22	82	11	29	14
Consumer	157	258	45	47	67

Total loan recoveries	2,032	1,798	443	141	176

Net charge-offs	(10,482)	(44,314)	(26,646)	(13,942)	(4,013)
Provision for loan losses charged to expense	6,930	45,632	29,624	23,896	6,520

Allowance at end of period for loans not covered by FDIC loss share agreements	$24,033	$27,585	$26,267	$23,289	$13,335

Loans covered by FDIC loss share agreements:
Balance, beginning of year	$359	$—	$—	$—	$—
Loans charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction & land development	—	(293)	—	—	—
Commercial & industrial	—	—	—	—	—

Total loans charged-off	—	(293)	—	—	—
Recoveries on loans previously charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction & land development		293	—	—	—
Commercial & industrial	—	—	—	—	—

Total loan recoveries		293

Net charge-offs	—	—	—	—	—
Provision for loan losses charged to expense	2,290	359	—	—	—

Allowance at end of period for loans covered by FDIC loss share agreements	$2,649	$359	$—	$—	$—

Total allowance at end of period	$26,682	$27,944	$26,267	$23,289	$13,335

	2012	2011	2010	2009	2008
Loans at year end (note 1)	$1,139,568	$1,119,715	$931,749	$959,021	$892,001
Average loans outstanding (note 1)	$1,126,784	$1,035,496	$940,198	$923,080	$856,260
Net charge-offs (note 1)	$10,482	$44,314	$26,646	$13,942	$4,013
Allowance for loan losses as percentage of year end loans (note 1)	2.11%	2.46%	2.82%	2.43%	1.49%
Net charge-offs as a percentage of average loans outstanding (note 1)	0.93%	4.28%	2.83%	1.51%	0.47%

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

The largest component of non-performing loans is non-accrual loans, which as of December 31, 2012 totaled $25,448 (184 loans), excluding loans covered by FDIC loss share agreements. This amount is further delineated by loan category as follows:

Non-accrual loans at 12/31/12	Aggregate loan amounts	% of Non-accrual by category	Number of loans
Residential real estate	$9,993	39%	79
Commercial real estate	11,459	45%	33
Land, development, construction	2,032	8%	22
Commercial	1,650	7%	27
Consumer and other	314	1%	23

Total	$25,448	100%	184

The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans which are past due greater than 90 days are placed on non-accrual status, unless they are both well secured and in the process of collection.

At December 31, 2012, total OREO was $33,658. Of this amount, $26,783 was acquired pursuant to the acquisition of five failed financial institutions. The acquired OREO is covered by FDIC loss share agreements. Pursuant to the terms of the loss share agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred, subject to the terms of the agreements. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss share agreements applicable to single family residential mortgage loans provide for FDIC loss share and our reimbursement to the FDIC for recoveries for ten years. The loss share agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements was $6,875 at December 31, 2012, and is included in our non-performing assets (“NPA”). OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in our Consolidated Statement of Operations and Comprehensive Income. The current carrying value represents approximately 40% of the unpaid legal balance of the related loan when the asset was repossessed. OREO is further delineated in the following table.

(unaudited) Description of repossessed real estate (OREO)	carrying amount at Dec 31, 2012
8 single family homes	$834
35 residential building lots	1,233
13 commercial buildings	2,273
Land / various acreages	2,535

Total, excluding OREO covered by FDIC loss share agreements	$6,875

At December 31, 2012 we had repossessed assets other than real estate with an aggregate estimated fair value of approximately $770. Interest income not recognized on non-accrual loans was approximately $1,080, $2,224 and $1,087 for the years ended December 31, 2012, 2011 and 2010, respectively.

The table below summarizes non performing loans and assets for the periods provided. The increases in non-performing loans and non-performing assets during 2008, 2009 and 2010 are a reflection of the depressed real estate market in Florida during that time period. The decrease in 2011 and especially in 2012 is consistent with the stabilization and slight improvement in Florida’s real market during the last year to eighteen months.

Non Performing Loans and Non Performing Assets

	December 31,
	2012	2011	2010	2009	2008
Non-accrual loans (Note 1)	$25,448	$38,858	$62,553	$42,059	$19,863
Past due loans 90 days or more and still accruing interest (Note 1)	293	120	3,200	282	50

Total non-performing loans (Note 1)	25,741	38,978	65,753	42,341	19,913
Repossessed real estate (“OREO”) (Note 1)	6,875	8,712	12,239	10,196	4,494
Repossessed assets other than real estate (Note 1)	770	1,619	532	915	428

Total non-performing assets (Note 1)	$33,386	$49,309	$78,524	$53,452	$24,835

Total non-performing loans as a percentage of total loans (Note 1)	2.26%	3.48%	7.06%	4.42%	2.23%

Total non-performing assets as a percentage of total assets (Note 1)	1.41%	2.16%	3.81%	3.05%	1.86%

Allowance for loan losses as a percentage of non-performing loans (Note 1)	93%	71%	40%	55%	67%

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

Interest income recognized on impaired loans was approximately $1,671, $1,517 and $2,330 for the years ended December 31, 2012, 2011 and 2010, respectively. The average recorded investment in impaired loans during 2012, 2011 and 2010 were $48,515, $74,502 and $82,695, respectively.

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions. In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually reduce the monthly payment and/or interest rate for generally twelve to 24 months. We have approximately $14,660 of troubled debt restructures (“TDRs”). Of this amount $8,841 are performing pursuant to their modified terms, and $5,819 are not performing and have been placed on non-accrual status and included in our non performing loans (“NPLs”). TDRs are included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs. The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure (“TDRs”)

	December 31,
	2012	2011	2010	2009	2008
Performing TDRs	$8,841	$6,554	$10,591	$14,517	$—
Non performing TDRs	5,819	5,807	11,731	11,982	—

Total TDRs	$14,660	$12,361	$22,322	$26,499	$—

Impaired loans that are not TDRs	$33,519	$41,307	$64,655	$52,449	$24,191
Impaired loans that are TDRs	14,660	12,361	22,322	26,499	—

Recorded investment in impaired loans	$48,179	$53,668	$86,977	$78,948	$24,191

Allowance for loan losses related to impaired loans	$1,022	$3,304	$4,584	$4,612	$1,799

TDRs as of December 31, 2012 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$6,446	$1,778	$8,224
Commercial	1,589	3,701	5,290
Construction, development, land	202	231	433

Total real estate loans	8,237	5,710	13,947
Commercial	315	5	320
Consumer and other	289	104	393

Total TDRs	$8,841	$5,819	$14,660

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 60% of our TDRs are current pursuant to their modified terms, and about $5,819, or approximately 40% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

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

	December 31
	2012	2011	2010	2009	2008
past due loans 30-89 days	$7,422	$16,257	$18,249	$12,237	$19,346
as percentage of total loans	0.65%	1.45%	1.96%	1.28%	2.17%

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

	December 31,
	2012		2011		2010
Real estate loans:
Residential	$6,831	28%	$6,700	24%	$7,704	27%
Commercial	8,272	35%	8,825	32%	8,587	44%
Land, development, construction	6,211	26%	9,098	33%	6,893	12%

Total real estate loans	21,314	89%	24,623	89%	23,184	83%

Commercial loans	1,745	7%	1,984	7%	2,182	11%
Consumer and other loans	974	4%	978	4%	896	6%
Unallocated	—		—		5

Total	$24,033	100%	$27,585	100%	$26,267	100%

	December 31,
	2009		2008
Real estate loans:
Residential	$5,827	26%	$2,390	25%
Commercial	9,378	46%	6,268	49%
Land, development, construction	4,882	12%	2,058	10%

Total real estate loans	20,087	84%	10,716	84%

Commercial loans	2,023	10%	1,726	9%
Consumer and other loans	1,169	6%	892	7%
Unallocated	10		1

Total	$23,289	100%	$13,335	100%

Bank Premises and Equipment

Bank premises and equipment was $97,954 at December 31, 2012 compared to $94,358 at December 31, 2011, an increase of $3,596 or 3.8%. This amount is the result of purchases, net of dispositions, and construction in process of $13,679 less $5,678 of depreciation expense, $804 carrying value of excess land sold, and $3,601 carrying value transfer of bank properties to held-for-sale. The bank properties were transferred at $2,987, the net realizable value, resulting in an impairment expense of $614.

At December 31, 2012, we operated from 55 banking locations in 18 counties within Florida, primarily central and northeast Florida. We currently lease 10 of the 55 banking locations and own 45. In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes. We also lease office space in Birmingham, Alabama and in Atlanta, Georgia. Both are used by our correspondent banking division.

During 2012, we purchased and/or incurred construction costs for a total of 13 buildings costing approximately $7,656 including land. Our leasehold improvement and land improvement expenses were approximately $1,045. We also purchased computer equipment, furniture and equipment of approximately $4,978 excluding software purchases.

Deposits

Total deposits increased $77,443, or 4%, to $1,997,232 as of December 31, 2012, compared to $1,919,789 at December 31, 2011. We acquired approximately $418,308 of deposits during 2012 pursuant to the acquisitions of First Guaranty Bank & Trust (“FGB”) and Central Florida State Bank (“CFSB”). We also acquired approximately $313,124 of deposits during 2011 pursuant to the acquisition transactions from TD Bank, N.A. and The Hartford Insurance Group, Inc. Our strategy has been to attract and grow relationships in our core deposit accounts, which we define as non time deposits, and not aggressively seek deposits based on pricing. The results are that time deposits have decreased during 2012 by $131,614 and as of December 31, 2012 represent 23.8% of our total deposits compared to 31.6% as of the prior year end. During the same time period, our core deposits have increased by $209,057 and as of December 31, 2012 represent 76.2% of our total deposits compared to 68.4% as of the prior year end. The number of core deposit accounts at December 31, 2012 was 106,621 compared to 96,699 at December 31, 2011, an increase of 9,922, or 10.3%. The tables below summarize selected deposit information for the periods indicated.

	December 31,
	2012		2011		2010
Non time deposits	$1,521,928	76.2%	$1,312,871	68.4%	$1,027,781	61.0%
Time deposits	475,304	23.8%	606,918	31.6%	657,813	39.0%

Total deposits	$1,997,232	100%	$1,919,789	100%	$1,685,594	100%

Average deposit balance by type and average interest rates

	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non interest bearing demand deposits	$506,927	—%	$393,056	—%	$302,867	—%
NOW accounts	410,384	0.11%	313,178	0.21%	217,083	0.40%
Money market accounts	331,449	0.22%	263,089	0.34%	190,778	0.78%
Savings accounts	239,147	0.11%	208,254	0.27%	177,632	0.66%
Time deposits	574,775	1.06%	623,421	1.50%	628,942	1.94%

Total	$2,062,682	0.37%	$1,800,998	0.64%	$1,517,302	1.04%

Maturity of time deposits of $100,000 or more

	December 31,
	2012	2011	2010
Three months or less	$56,587	$121,960	$86,748
Three through six months	38,295	38,513	71,282
Six through twelve months	44,722	67,263	74,841
Over twelve months	106,102	115,656	158,198

Total	$245,706	$343,392	$391,069

Repurchase Agreements

We enter into borrowing arrangements with retail business customers by agreements to repurchase (“repurchase agreements”) under which we pledge investment securities owned and under our control as collateral against the one-day borrowing arrangement. These arrangements are not transactions with investment bankers or brokerage firms, but rather, with several of our larger commercial customers who periodically have excess cash balances and do not want to keep those balances in non-interest bearing checking accounts. Because our Bank is not permitted to pay interest on commercial checking accounts, we offer an arrangement through a repurchase agreement whereby balances are transferred from a checking account into a repurchase agreement arrangement on which we will pay a daily adjustable interest rate of the federal fund rate minus an amount that traditionally ranged between 0.35% and 0.75%, but currently is a much smaller due to the low interest rate environment during 2012.

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2012, 2011 and 2010, was approximately $21,388, $15,949 and $21,254, respectively. Interest expense for the same periods was approximately $86, $84 and $89, respectively, resulting in an average rate paid of 0.40%, 0.53% and 0.42% for the years ended December 31, 2012, 2011, and 2010, respectively. The following table summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2012	$24,989	$21,388	0.40%	$18,792	0.40%
2011	$18,652	$15,949	0.53%	$14,652	0.47%
2010	$25,367	$21,254	0.42%	$13,789	0.50%

(1)	Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank advances or Federal Funds Purchased. Included in Federal Funds Purchased are overnight deposits from correspondent banks. We began accepting correspondent bank deposits (classified as Federal Funds Purchased) in September 2008 pursuant to the initiation of our new correspondent banking division. At December 31, 2012 we had $38,932 overnight Federal Funds Purchased correspondent bank deposits. During the year, these deposits had a daily average balance of approximately $53,803. These accounts are included with other Federal Funds Purchased and Federal Home Loan Bank advances in the table below, which summarizes our other borrowings for the periods presented. For additional information refer to Notes 12 and 13 in our Notes to Consolidated Financial Statements.

Schedule of short-term borrowing (1)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2012	$82,473	$53,803	0.05%	$38,932	0.05%
2011	$98,211	$75,952	0.23%	$54,624	0.05%
2010	$157,037	$121,228	0.42%	$83,495	0.52%

(1)	Consist of Federal Home Loan Bank advances and Federal Funds Purchased

Corporate debenture

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the

Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change quarterly. The rate in effect during the quarter ended December 31, 2012 was 3.41%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2012 was 3.01%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI by merger, including VBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2003, Federal Trust Corporation (“FTC”) formed Federal Trust Statutory I (“FTC Trust”) for the purpose of issuing trust preferred securities. On September 17, 2003, FTC issued a floating rate corporate debenture in the amount of $5,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 295 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2012 was 3.34%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the FTC Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required. On November 1, 2011, the Company acquired certain assets and assumed certain liabilities of FTC by merger, including FTC’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

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

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. The measurement of our interest rate sensitivity, or gap, is one of the principal techniques we use in our asset/liability management effort. Our bank generally attempts to maintain a range set by policy between rate-sensitive assets and liabilities by repricing periods. The range set by the bank has been approved by its board of directors. If our bank falls outside their pre-approved range, it requires board action and board approval, by the bank’s board of directors. The asset mix of our balance sheet is evaluated continually in terms of several variables: yield, credit quality, and appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2012, approximately 50% of total gross loans were adjustable rate. Approximately 88% of our investment securities ($373,190 fair value) are invested in U.S. Government Agency mortgage backed securities. Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month. The duration (average life of expected cash flows) of our securities at December 31, 2012 was approximately 3.9 years. Deposit liabilities, at that date, consisted of approximately $452,961 (23%) in NOW accounts, $549,457 (27%) in money market accounts and savings, $475,304 (24%) in time deposits and $519,510 (26%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods.

RATE SENSITIVITY ANALYSIS

December 31, 2012

	0-1Yr	1-2Yrs	2-3Yrs	3-4Yrs	4-5Yrs	5Yrs+	Total
Interest earning assets
Fixed rate loans (1)	$132,961	$85,928	$76,948	$78,201	$111,742	$236,079	$721,859
Variable rate loans (1)	484,331	91,948	42,471	40,474	25,290	29,948	714,462
Investment securities (2)	6,126	136	755	2,856	2,092	402,084	414,049
Federal funds sold and other (3)	117,588	—	—	—	—	—	117,588
Other earning assets (4)	9,749	—	—	—	—	—	9,749

Total interest earning assets	$750,755	$178,012	$120,174	$121,531	$139,124	$668,111	$1,977,707

Interest bearing liabilities
NOW accounts	$452,961	$—	$—	$—	$—	$—	$452,961
Money market accounts	311,241	—	—	—	—	—	311,241
Savings accounts	238,216	—	—	—	—	—	238,216
Time deposits	287,530	85,423	78,861	13,791	8,661	1,038	475,304
Repurchase agreements (5)	18,792	—	—	—	—	—	18,792
Federal funds purchased	38,932	—	—	—	—	—	38,932
Corporate debentures	17,500	—	—	—	—	—	17,500

Total interest bearing liabilities	$1,365,172	$85,423	$78,861	$13,791	$8,661	$1,038	$1,552,946

Interest sensitivity gap	(614,417)	92,589	41,313	107,740	130,463	667,073
Cumulative gap	(614,417)	(521,828)	(480,515)	(372,775)	(242,312)	424,761
Cumulative gap RSA/RSL (6)	0.55	0.64	0.69	0.76	0.84	1.27

(1)	Loans are shown at gross values and do not include $458 of net deferred origination fees and costs. Estimated fair value of fixed loans and variable rate loans combined at December 31, 2012 is approximately $1,324,630.
(2)	Securities are shown at amortized cost. Includes $364,014 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate. Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis. Estimated fair value of securities at December 31, 2012 is approximately $425,758.
(3)	Includes Federal Funds sold and interest bearing deposits at the Federal Reserve Bank.
(4)	Includes Federal Home Loan Bank stock and Federal Reserve Bank Stock.
(5)	Time deposits are shown at carrying value. Estimated fair value at December 31, 2012 is approximately $483,220.
(6)	Includes securities sold under agreements to repurchase. These are short-term borrowings, generally overnight, from our retail business customers.
(7)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time. It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections. However, in addition to static gap analysis, our Bank also uses simulation models to estimate the sensitivity of its net interest income to changes in interest rates. Simulation is a better technique than gap analysis because variables are changed for the various rate conditions. Each category’s interest change is calculated as rates ramp up and down. In addition, the repayment speeds and repricing speeds are changed. Rate Shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span in 100bps increments up and down from the current interest rates. In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and a margin risk profile is developed. The results of these calculations, as of December 31, 2012 looking four quarters into the future, for our combined Bank, is summarized in the table below.

change in interest rates	-300 bps	-200 bps	-100 bps	0 bps	+100 bps	+200 bps	+300 bps
resulting effect on net interest income (a)	-6.30%	-5.31%	-3.31%	current	+1.80%	+2.72%	+2.62%

(a)	The percentage change in each of these boxes represents a percentage change from the net interest income (dollars) that the models projected for the next four quarters. To put this in perspective, as an example, our net interest income for 2012 was $86,469. Assuming a 100bps decrease in rates, our model is suggesting that our net interest income would decrease by 3.31%, or approximately $2,862. Likewise, assuming a 100bps increase in rates, our model is suggesting that our net interest income would increase by 1.80%, or approximately $1,556. It is important to reiterate again, that these models are built on a multitude of assumptions and predictions. This is not an exact science. The benefit that we see is measuring our overall interest rate risk profile. Although we are by no means suggesting the exactness of the numbers above, what we see as a take away is that in general, it appears that if market interest rates increase, it would suggest a benefit to our net interest income. If market interest rates decrease, it would suggest a negative effect on our net interest income. We believe that our interest rate risk is manageable and under control as of December 31, 2012.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis. That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates. Another way of analyzing our interest rate risk profile is looking at history. The table below measures the correlation between our NIM and market interest rates over a 12 year period starting at the beginning of 2000 and ending on December 31, 2012. We used the Prime lending rate as a surrogate for market interest rates. This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time, as well as other significant environmental changes that may occur, such as the recent banking crisis. However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive. That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased. In the following table, the Prime rate is measured by the vertical bars, and their scale is on the left hand side of the graph. Each bar represents a month. Our NIM is represented by the line graph and its scale is on the right hand side of the graph. The line graph is connecting a series of dots, which represents our NIM for a given quarter.

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

	December 31, 2012
(in thousands of dollars)	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five Years
Contractual commitments:
Deposit maturities	$1,997,232	$1,809,458	$164,284	$22,452	$1,038
Securities sold under agreements to repurchase	18,792	18,792	—	—	—
Corporate debenture	16,970	—	—	—	16,970
Federal funds purchased	38,932	38,932	—	—	—
Deferred compensation	18,505	3,464	1,817	758	12,466
Operating lease obligations	7,559	1,571	2,103	1,500	2,385

Total	$2,097,990	$1,872,217	$168,204	$24,710	$32,859

Primary Sources and Uses of Funds

Our primary sources and uses of funds during the year ended December 31, 2012 are summarized in the table below.

$173,644	sale of securities
126,381	mortgage backed securities pay-downs
76,557	calls and maturities of securities
81,061	cash received from bank acquisitions
51,482	decrease in loans, net
21,787	cash received from FDIC loss share agreements
22,900	proceeds from the sale of OREO
14,347	net decrease in cash and cash equivalents
8,037	net cash from operations
4,140	net increase repurchase agreements
1,659	proceeds from sale of equipment and property

$581,995	Total sources of funds

$339,200	decrease in deposits
206,475	purchases of securities
10,000	purchase BOLI
15,692	net decrease in federal funds purchased
9,425	purchase equipment and property, net
1,203	cash dividends paid on common stock

$581,995	Total uses of funds

Capital Resources

Total stockholders’ equity at December 31, 2012 was $273,531, or 11.6% of total assets compared to $262,633, or 11.5% of total assets at December 31, 2011. The $10,898 increase was the result of the following items: net income of $9,905, plus stock based compensation expense of $610, plus net change in unrealized gains in securities available for sale equal to $1,586, less $1,203 of dividends paid on common shares outstanding.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. Our subsidiary Banks objective is to maintain its current status as a “well-capitalized institution” as that term is defined by its regulators.

Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 capital to average assets of 4% (“leverage ratio”). Adherence to these guidelines has not had an adverse impact on our Company. In addition, our bank has placed a self-imposed voluntary target that it will maintain a Tier 1 leverage ratio (Tier 1 Capital divided by average assets) of at least 8%, and has communicated that to the OCC, its primary regulatory agency. The OCC has not placed any restrictions or targets upon the Company’s subsidiary bank.

Selected consolidated capital ratios at December 31, 2012, and 2011 were as follows:

	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2012:
Total capital: (to risk weighted assets):	$249,016	17.9%	$139,200	10.0%	$109,817
Tier 1 capital: (to risk weighted assets):	$231,501	16.6%	$83,520	6.0%	$147,981
Tier 1 capital: (to average assets):	$231,501	9.9%	$116,789	5.0%	$114,712

As of December 31, 2011:
Total capital: (to risk weighted assets):	$247,567	19.1%	$129,927	10.0%	$117,640
Tier 1 capital: (to risk weighted assets):	$231,182	17.8%	$77,956	6.0%	$153,226
Tier 1 capital: (to average assets):	$231,182	10.5%	$110,143	5.0%	$121,039

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

Item 7 A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. Our market risk is composed primarily of interest rate risk. Our Asset/Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position, and establishing policies to monitor and limit the exposure to interest rate risk. Substantially all of our interest rate risk exposure relates to the financial instrument activity of our subsidiary Bank. As such, the board of directors of our subsidiary Bank is responsible to review and approve the policies and guidelines established by their Bank’s ALCO.

The primary objective of asset/liability management is to provide an optimum and stable net interest margin, after-tax return on assets and return on equity capital, as well as adequate liquidity and capital. Interest rate risk is measured and monitored through gap analysis and simulation analysis, which measures the amount of repricing risk associated with the balance sheet at specific points in time. See “Liquidity and Market Risk Management” presented in Item 7 above for quantitative disclosures in tabular format, as well as additional qualitative disclosures.

Item 8. Financial Statements and Supplementary Data

The financial statements of our Company as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 are set forth in this Form 10-K beginning at page 75.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. As of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

(b)	Management’s report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations, also referred to as the Treadway Commission. Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein. As permitted, the Company has excluded the current year acquisitions of Central Florida State Bank and First Guaranty Bank and Trust of Jacksonville (combined represents approximately 13% of total consolidated assets at December 31, 2012) from the scope of management’s report on internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents. The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Nominating Committee,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2013, to be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Information About the Board of Directors and Its Committees” under “Proposal One – Election of Directors,” and the sections captioned “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Proxy Statement, is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive
Income for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

	3.1	–	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-95087, dated January 20, 2000 (the “Initial Registration Statement”)

	3.2	–	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated April 25, 2006)

	3.3	–	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009)

	3.4	–	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K dated March 4, 2010)

	3.5	–	Bylaws (Incorporated by reference to Exhibit 3.2 to the Initial Registration Statement)

	3.6	–	Amendment to Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K dated March 7, 2008.)

	3.7	–	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 24, 2008.)

	3.8	–	Articles of Amendment to the Articles of Incorporation increasing the number of authorized common shares from 40,000,000 to 100,000,000 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009.)

	4.1	–	Specimen Stock Certificate of CenterState Banks, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

	10.1	–	CenterState Banks, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

	10.3	–	Form of CenterState Banks, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*

	10.4	–	CenterState Banks, Inc. 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*

	10.5	–	Executive Deferred Compensation Agreement between the Company and Ernest S. Pinner, its Chairman of the Board, Chief Executive Officer and President (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008.)*

10.6	–	Supplemental Executive Retirement Agreements (“SERP”) between the Company and John C. Corbett and James J. Antal (Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K dated July 14, 2010.)*

10.7	–	Employment Agreements between the Company and John C. Corbett and James J. Antal (Incorporated by reference to Exhibits 10.4 and 10.5 to the Company’s Form 8-K dated July 14, 2010.)*

10.8	–	Supplemental Executive Retirement Agreement (“SERP”) between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s subsidiary bank, CenterState Bank of Florida, N.A. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K dated March 16, 2011.)*

10.9	–	Employment Agreement between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s subsidiary bank, CenterState Bank of Florida, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 16, 2011.)*

10.10	–	Employment Agreement between the Company and Ernest S. Pinner, its President, Chief Executive Officer and Chairman of the Board of Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 14, 2011.)*

14.1	–	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	–	List of Subsidiaries of CenterState Banks, Inc.

23.1	–	Consent of Crowe Horwath LLP

31.1	–	Certification of President and Chief Executive Officer under Section302 of the Sarbanes–Oxley Act of 2002

31.2	–	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	–	Certification of President and Chief Executive Officer under Section906 of the Sarbanes–Oxley Act of 2002

32.2	–	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.1		Interactive Data File

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks, Inc.

Davenport, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years ending December 31, 2012, 2011 and 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the current year acquisitions of Central Florida State Bank and First Guaranty Bank and Trust of Jacksonville from the scope of management’s report on internal control over financial reporting. As such, these acquired institutions have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years ending December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida

March 4, 2013

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(in thousands of dollars, except per share data)

	2012	2011

Assets
Cash and due from banks	$19,160	$17,893
Federal funds sold and Federal Reserve Bank deposits	117,588	133,202

Cash and cash equivalents	136,748	151,095

Trading securities, at fair value	5,048	—
Investment securities available for sale, at fair value	425,758	591,164
Loans held for sale, at lower of cost or fair value	2,709	3,741

Loans covered by FDIC loss share agreements	296,295	164,051
Loans, excluding those covered by FDIC loss share agreements	1,139,568	1,119,715
Allowance for loan losses	(26,682)	(27,944)

Net loans	1,409,181	1,255,822

Accrued interest receivable	6,100	6,929
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	9,749	10,804
Bank premises and equipment, net	97,954	94,358
Deferred income tax asset, net	—	3,451
Goodwill	44,924	38,035
Core deposit intangible	5,944	5,203
Trust intangible	1,363	—
Bank owned life insurance	47,957	36,520
Other repossessed real estate owned covered by FDIC loss share agreements	26,783	9,469
Other repossessed real estate owned	6,875	8,712
FDIC indemnification asset	119,289	50,642
Prepaid expenses and other assets	16,858	18,514

Total assets	$2,363,240	$2,284,459

Liabilities and Stockholders’ Equity

Deposits:
Interest bearing	$1,477,722	$1,496,661
Noninterest bearing	519,510	423,128

Total deposits	1,997,232	1,919,789

Securities sold under agreement to repurchase	18,792	14,652
Federal funds purchased	38,932	54,624
Corporate debentures	16,970	16,945
Accrued interest payable	579	778
Deferred income tax liability, net	1,892	—
Settlement payments due FDIC	—	2,599
Accounts payable and accrued expenses	15,312	12,439

Total liabilities	2,089,709	2,021,826

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; 30,079,767 and 30,055,499 shares issued and outstanding at December 31, 2012 and 2011, respectively	301	301
Additional paid-in capital	228,952	228,342
Retained earnings	36,979	28,277
Accumulated other comprehensive income	7,299	5,713

Total stockholders’ equity	273,531	262,633

Total liabilities and stockholders’ equity	$2,363,240	$2,284,459

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2012, 2011 and 2010

(in thousands of dollars, except per share data)

	2012	2011	2010

Interest income:
Loans	$81,592	$65,893	$55,697
Investment securities available for sale:
Taxable	11,297	14,296	16,833
Tax-exempt	1,423	1,422	1,424
Federal funds sold and other	638	632	626

	94,950	82,243	74,580

Interest expense:
Deposits	7,529	11,499	15,722
Securities sold under agreement to repurchase	86	84	89
Corporate debentures	637	448	421
Federal funds purchased	30	49	107
Federal Home Loan Bank advances and other borrowings	199	127	403

	8,481	12,207	16,742

Net interest income	86,469	70,036	57,838

Provision for loan losses	9,220	45,991	29,624

Net interest income after provision for loan losses	77,249	24,045	28,214

Non interest income:
Service charges on deposit accounts	6,598	6,316	6,873
Income from correspondent banking and bond sales division	32,806	24,889	32,696
Wealth management related fees	2,598	1,801	1,118
Trust fees	1,162	—	—
Debit card and ATM fees	4,023	2,852	1,890
Loan related fees	553	747	534
Bank owned life insurance income	1,436	967	774
Trading securities revenue	690	485	622
Net gain on sale of securities	2,423	3,464	7,034
Bargain purchase gain	453	57,020	1,377
FDIC indemnification income	6,017	1,132	—
FDIC indemnification asset (amortization)/accretion	(3,096)	(503)	597
Other service charges and fees	3,598	2,802	1,418

Total non interest income	59,261	101,972	54,933

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2012, 2011 and 2010

(in thousands of dollars, except per share data)

	2012	2011	2010

Non interest expense:
Salaries, wages and employee benefits	$69,938	$58,245	$55,033
Occupancy expense	8,697	8,271	6,652
Depreciation of premises and equipment	5,678	4,207	3,350
Marketing expenses	2,564	2,791	2,498
Data processing expense	3,988	4,680	2,789
Legal, audit and other professional fees	2,527	2,729	3,764
Supplies, stationary and printing	1,124	1,285	1,091
Core deposit intangible (CDI) amortization	1,155	804	519
Bank regulatory expenses	2,429	2,621	2,989
ATM and debit card related expenses	1,207	1,631	1,298
Postage and delivery	1,148	930	735
Loss on sale of repossessed real estate (“OREO”)	1,185	545	756
Valuation write down of repossessed real estate (“OREO”)	4,258	6,751	2,951
Loss on repossessed assets other than real estate	123	377	458
Foreclosure related expenses	5,640	5,023	2,113
Merger and acquisition related expenses	2,714	7,696	769
Other expenses	7,605	6,103	5,560

Total other expenses	121,980	114,689	93,325

Income (loss) before provision for income taxes	14,530	11,328	(10,178)

Provision (benefit) for income taxes	4,625	3,419	(4,240)

Net income (loss)	$9,905	$7,909	$(5,938)

Other comprehensive income, net of tax:
Unrealized holding gain (loss) on available for sale securities, net of income taxes	3,097	4,958	238
Less: reclassified adjustments for gain included in net income, net of income taxes at December 31, 2012, 2011, and 2010 of $912 , $1,303, and $2,647, respectively	1,511	2,161	4,387

Net unrealized gain (loss) on available for sale securities, net of income taxes	1,586	2,797	(4,149)

Total comprehensive income (loss)	$11,491	$10,706	$(10,087)

Earnings (loss) per share:
Basic	$0.33	$0.26	$(0.22)

Diluted	$0.33	$0.26	$(0.22)

Common shares used in the calculation of earnings (loss) per share:
Basic	30,073,959	30,034,573	27,608,211

Diluted	30,141,863	30,039,187	27,608,211

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2012 2011, and 2010

(in thousands of dollars, except per share data)

	Number of Common Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2010	25,773,229	$258	$193,464	$28,623	$7,065	$229,410
Comprehensive income:
Net loss				(5,938)		(5,938)
Unrealized holding loss on available for sale securities, net of deferred income taxes of ($1,759)					(4,149)	(4,149)

Total comprehensive loss						(10,087)
Dividends paid – common ($0.04 per share)				(1,116)		(1,116)
Stock options exercised, including tax benefit	90,592	1	734			735
Stock based compensation expense			425			425
Stock grants issued	940		10			10
Proceeds from public stock offering, net of $2,318 in underwriting fees and transaction costs	4,140,000	41	32,831			32,872

Balances at December 31, 2010	30,004,761	$300	$227,464	$21,569	$2,916	$252,249
Comprehensive income:
Net Income				7,909		7,909
Unrealized holding gain on available for sale securities, net of deferred income taxes of $1,688					2,797	2,797

Total comprehensive income						10,706
Dividends paid – common ($0.04 per share)				(1,201)		(1,201)
Stock options exercised, including tax benefit	14,903	1	95			96
Stock based compensation expense			398			398
Stock grants issued	35,835		385			385

Balances at December 31, 2011	30,055,499	$301	$228,342	$28,277	$5,713	$262,633
Comprehensive income:
Net Income				9,905		9,905
Unrealized holding gain on available for sale securities, net of deferred income taxes of $957					1,586	1,586

Total comprehensive income						11,491
Dividends paid – common ($0.04 per share)				(1,203)		(1,203)
Stock options exercised, including tax benefit						—
Stock based compensation expense			363			363
Stock grants issued			247			247

Balances at December 31, 2012	30,055,499	$301	$228,952	$36,979	$7,299	$273,531

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(in thousands of dollars)

	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$9,905	$7,909	$(5,938)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,220	45,991	29,624
Depreciation of premises and equipment	5,678	4,207	3,350
Accretion of purchase accounting adjustments	(25,211)	(12,849)	(4,788)
Net amortization/accretion of investment securities	8,562	7,284	6,235
Net deferred loan origination fees	(181)	(90)	(11)
Loss on sale of other real estate owned	1,185	545	756
Valuation write down of repossessed real estate (“OREO”)	4,258	6,751	2,951
(Gain) loss on sale of repossessed assets other than real estate	(10)	234	270
Valuation write down on repossessed assets other than real estate	133	143	188
(Gain) loss on sale or disposal of fixed assets	(233)	(17)	25
Deferred income taxes	4,386	3,300	(2,266)
Net gain on sale of securities	(2,423)	(3,464)	(7,034)
Trading securities revenue	(690)	(485)	(622)
Purchases of trading securities	(367,105)	(249,430)	(304,750)
Proceeds from sale of trading securities	362,747	252,140	303,147
Gain on sale of loans held for sale	(270)	(143)	(95)
Loans originated and held for sale	(18,931)	(12,309)	(7,858)
Proceeds from sale of loans held for sale	20,233	9,384	7,280
Impairment of bank property held for sale	614	—	—
Stock based compensation expense	631	705	699
Bank owned life insurance income	(1,436)	(967)	(774)
Bargain purchase gain	(453)	(57,020)	(1,377)
Cash provided by (used in) changes in:
Net change in accrued interest receivable, prepaid expenses, and other assets	(1,721)	(871)	11,250
Net change in interest payable, accounts payable and accrued expenses	(851)	(2,805)	(8,541)

Net cash from operating activities	8,037	(1,857)	21,721

Cash flows from investing activities:
Purchases of investment securities available for sale	(26,157)	(93,618)	(336,692)
Purchases of mortgage backed securities available for sale	(178,332)	(369,874)	(272,152)
Purchases of FHLB and FRB stock	(1,986)	—	(866)
Proceeds from callable investment securities available for sale	76,245	91,970	198,865
Proceeds from maturities of investment securities available for sale	312	1,081	14,827
Proceeds from pay-downs of mortgage backed securities available for sale	126,381	107,532	127,599
Proceeds from sales of investment securities available for sale	22,758	30,765	34,817
Proceeds from sales of mortgage backed securities available for sale	146,051	142,572	200,456
Proceeds from sales of FHLB and FRB stock	4,835	3,561	272
Purchase of bank owned life insurance	(10,000)	—	(11,000)
Decrease in loans, net of repayments	51,482	50,595	3,324
Proceeds from the sale of loans in wholesale market	—	18,251	8,579
Cash received from FDIC loss sharing agreements	21,787	11,620	—
Purchases of premises and equipment, net	(9,425)	(9,341)	(24,121)
Proceeds from the sale of premises and equipment, net	1,154	506	—
Proceeds from sale of bank property held for sale	505	—	—
Proceeds from sale of other real estate owned	22,900	18,766	7,370
Net cash from bank acquisitions	81,061	77,577	55,368

Net cash from investing activities	329,571	81,963	6,646

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011, and 2010

(in thousands of dollars)

	2012	2011	2010

Cash flows from financing activities:
Net (decrease) increase in deposits	(339,200)	(77,413)	37,208
Net increase (decrease) in securities sold under agreement to repurchase	4,140	863	(15,773)
Net (decrease) in federal funds purchased	(15,692)	(13,871)	(76,444)
Net decrease in other borrowed funds	—	(15,000)	(20,741)
Net proceeds from public stock offering	—	—	32,872
Stock options exercised, including tax benefit	—	96	735
Dividends paid	(1,203)	(1,201)	(1,116)

Net cash from financing activities	(351,955)	(106,526)	(43,259)

Net change in cash and cash equivalents	(14,347)	(26,420)	(14,892)

Cash and cash equivalents, at beginning of year	151,095	177,515	192,407

Cash and cash equivalents, at end of year	$136,748	$151,095	$177,515

Transfer of loans to other real estate owned	$26,155	$20,900	$15,427

Cash paid during the year for:
Interest	$10,319	$14,090	$17,853

Income taxes	$10	$235	$422

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(1)	Summary of significant accounting policies

(a)	Nature of operations and principles of consolidation

The consolidated financial statements of CenterState Banks, Inc. (the “Company”) include the accounts of CenterState Banks, Inc. (the “Parent Company”), and its wholly owned subsidiaries CenterState Bank of Florida, N.A. and R4ALL, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, through its subsidiary banks, operates through 55 full service banking locations in eighteen counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans. Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

R4ALL, Inc. is a non bank subsidiary incorporated during the third quarter of 2009. The primary purpose of this subsidiary is to purchase, hold, and dispose of troubled assets acquired from the Company’s subsidiary bank(s).

The following is a description of the basis of presentation and the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements.

(b)	Use of estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Significant items subject to estimates and assumptions include allowance for loan losses, FDIC Indemnification asset, fair values of financial instruments, useful life of intangibles and valuation of goodwill, fair value estimates of stock-based compensation, fair value estimates of OREO, and deferred tax assets. Actual results could differ from these estimates.

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(d)	Interest bearing deposits in other financial institutions

Interest bearing deposits in other financial institutions mature within one year and are carried at cost and are included in cash and due from banks in the Consolidated Balance Sheets.

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

A loan is considered a troubled debt restructured loan based on individual facts and circumstances. A modification may include either an increase or reduction in interest rate or deferral of principal payments or both. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. The Company classifies troubled debt restructured loans as impaired and evaluates the need for an allowance for loan losses on a loan-by-loan basis. An allowance for loan losses is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Loans retain their interest accrual status at the time of modification.

Loan origination fees and the incremental direct cost of loan origination, are deferred and recognized in interest income without anticipating prepayments over the contractual life of the loans. If the loan is prepaid, the remaining unamortized fees and costs are charged or credited to interest income. Amortization ceases for nonaccrual loans.

A loan is moved to nonaccrual status in accordance with the Company’s policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Single family home loans, consumer loans and smaller commercial, land, development and construction loans (less than $500) are monitored by payment history, and as such, past due payments is generally the triggering mechanism to determine nonaccrual status. Larger (greater than $500) commercial, land, development and construction loans are monitored on a loan level basis, and therefore in these cases it is more likely that a loan may be placed on nonaccrual status before it becomes 90 days past due.

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

As a part of business acquisitions, the Company acquires loans, some of which have shown evidence of credit deterioration since origination. These purchased credit-impaired (“PCI”) loans were determined to be credit impaired based on specific risk characteristics of the loan, including product type, domicile of the borrower, past due status, owner occupancy status, geographic location of the collateral, and loan to value ratios. Purchasers are permitted to aggregate credit impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. For the loan portfolios acquired through failed bank acquisitions, the Company aggregated the commercial, consumer, and residential loans into ten pools of loans with common risk characteristics for each FDIC failed institution acquired. These acquired loans were recorded at the acquisition date fair value, and after acquisition, losses are recognized through the allowance for loan losses. The Company estimates the amount and timing of expected cash flows for each acquired loan pool and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan pools.

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

Most of the Company’s business activity is with customers located within Florida. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and the real estate market within Florida, primarily central and northeastern Florida.

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

The Company has segregated and evaluates its loan portfolio through six portfolio segments. The six segments are residential real estate, commercial real estate, land/ land development/construction, commercial and consumer/other. In addition a sixth portfolio segment was added in 2012, which is comprised of loans acquired through the acquisition of Federal Trust Bank (“FTB”) on November 1, 2011.

Residential real estate loans are a mixture of fixed rate and adjustable rate residential mortgage loans, including first mortgages, second mortgages or home equity lines of credit. As a policy, the Company holds adjustable rate loans and sells a portion of its fixed rate loan originations into the secondary market. Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments. Residential real estate loans are secured by real property. Commercial real estate loans include loans secured by office buildings, warehouses, retail stores and other property located in or near our markets. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

FTB loans were recorded at fair value at the date of acquisition and the Company had the option for a one year period ending November 1, 2012 to put back any loan that became past due by more than 30 days or adversely classified pursuant to banking regulatory guidelines. This portfolio segment did not include any purchased credit impaired loans, were performing loans selected by the Company and are primarily single family residential real estate loans.

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(n)	Foreclosed assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Repossessed real estate is included in other repossessed real estate owned and other repossessed assets other than real estate is included in prepaid expenses and other assets in the Consolidated Balance Sheets.

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

The trust intangible represents the value of the Trust business (“Trust”) acquired pursuant to the Company’s January 27, 2012 acquisition of First Guaranty Bank and Trust of Jacksonville (“FGB”) in Jacksonville, Florida. The intangible was initially measured at fair value and then amortized over a ten-year period on an accelerated basis.

(t)	FDIC Indemnification Asset

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisitions of the three failed banks acquired in 2010 and the two in 2012. The estimate represents the discounted value of the FDIC’s reimbursed portion of the estimated losses the Company expects to realize on the loans and other real estate (“Covered Assets”) acquired as a result of the acquisitions. The range of discount rates used on the FDIC Indemnification Asset was 1.21% to 4.53%. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Indemnification Asset. On a quarterly basis the Company will evaluate the FDIC Indemnification Asset to determine if the estimated losses on Covered Assets support the amount recorded as the FDIC Indemnification Asset. Income accretion is recognized during the loss share period. If the expectation of future losses decline, the income accretion is reduced prospectively.

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

The Company’s correspondent banking and bond sales division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking in central Florida. Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in note 26.

(ag)	Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The Company does not use derivatives for trading purposes. The derivative transactions are considered instruments with no hedging designation, otherwise known as stand-alone derivatives. Changes in the fair value of the derivatives are reported currently in earnings.

(ah)	Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior years net income or shareholders’ equity.

(ai)	Effect of new pronouncements

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this new guidance changed the presentation of comprehensive income. We now present comprehensive income in a single continuous statement with net income. All prior year presentations have been conformed to the current year.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

In October 2012, the Financial Accounting Standards Board (“FASB”) issued guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution. When an entity recognizes such an indemnification asset and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs as a result of a change in the cash flows expected to be collected on the indemnified asset, the guidance requires the entity to recognize the change in the measurement of the indemnification asset on the same basis as the indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and early adoption is permitted. The amendments are to be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company does not expect the impact of this amendment on the consolidated financial statements to be material.

(2)	Trading Securities

During the third quarter of 2009, the Company initiated a trading securities portfolio at its lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income. Securities purchased for this portfolio have primarily been municipal securities. A list of the activity in this portfolio for 2012 and 2011 is summarized below.

	2012	2011
Beginning balance	$—	$2,225
Purchases	367,105	249,430
Proceeds from sales	(362,747)	(252,140)
Net realized gain on sales	715	485
Mark to market adjustment	(25)	—

Ending balance	$5,048	$—

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(3)	Investment Securities Available for Sale

All of the mortgage backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and government sponsored enterprises	$7,465	$81	$—	$7,546
Mortgage backed securities	364,014	9,247	71	373,190
Municipal securities	42,570	2,504	52	45,022

Total	$414,049	$11,832	$123	$425,758

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and government sponsored enterprises	$78,455	$422	$—	$78,877
Mortgage backed securities	464,237	7,309	552	470,994
Municipal securities	39,312	2,141	160	41,293

Total	$582,004	$9,872	$712	$591,164

Sales of available for sale securities were as follows:

	2012	2011	2010
Proceeds	$168,809	$173,337	$235,273
Gross gains	$2,706	$3,595	$7,056
Gross losses	$283	$131	$22

The tax provisions related to these net realized gains were $912, $1,303 and $2,647, respectively.

The fair value and amortized cost of available for sale securities at year end 2012 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair Value	Amortized Cost
Investment securities available for sale
Due in one year or less	$978	$975
Due after one year through five years	1,669	1,520
Due after five years through ten years	15,886	15,238
Due after ten years through thirty years	34,035	32,302
Mortgage backed securities	373,190	364,014

	$425,758	$414,049

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

Securities pledged at December 31, 2012 and 2011 had a carrying amount (estimated fair value) of $108,737 and $147,620, respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011.

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed securities	30,840	71	—	—	30,840	71
Municipal securities	2,180	52	—	—	2,180	52

Total temporarily impaired securities	$33,020	$123	$—	$—	$33,020	$123

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed securities	96,004	552	—	—	96,004	552
Municipal securities	4,426	152	597	8	5,023	160

Total temporarily impaired securities	$100,430	$704	$597	$8	$101,027	$712

Mortgage-backed securities: At December 31, 2012, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(4)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2012 and 2011 are:

	December 31,
	2012	2011
Loans not covered by FDIC loss share agreements:
Real estate:
Residential	$428,554	$405,923
Commercial	480,494	447,459
Land, development, construction	55,474	89,517

Total real estate	964,522	942,899

Commercial	124,225	126,064
Consumer and other loans	51,279	51,391

	1,140,026	1,120,354

Less: Deferred loan origination fees, net	458	639

Less: Allowance for loan losses for noncovered loans	24,033	27,585

Net loans not covered by FDIC loss share agreements	1,115,535	1,092,130

Loans covered by FDIC loss share agreements:
Real estate:
Residential	142,480	99,270
Commercial	134,413	54,184
Land, development, construction	13,259	8,231

Total real estate	290,152	161,685

Commercial	6,143	2,366

	296,295	164,051

Less: Allowance for loan losses for covered loans	2,649	359

Net loans covered by FDIC loss share agreements	293,646	163,692

Total net loans	$1,409,181	$1,255,822

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

Changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010, are below. The FTB loan segment is not presented separately due to immateriality. The segment is included in the residential real estate segment in each of the applicable disclosures presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., construction	Comm. & Industrial	Consumer & Other	Total
Loans not covered by FDIC loss share agreements:

Twelve months ended December 31, 2012
Beginning of the period	$6,700	$8,825	$9,098	$1,984	$978	$27,585
Charge-offs	(3,968)	(2,862)	(4,646)	(231)	(807)	(12,514)
Recoveries	378	871	604	22	157	2,032
Provisions	3,721	1,438	1,155	(30)	646	6,930

Balance at December 31, 2012	$6,831	$8,272	$6,211	$1,745	$974	$24,033

Twelve months ended December 31, 2011
Beginning of the period	$7,704	$8,587	$6,893	$2,182	$901	$26,267
Charge-offs	(9,306)	(11,179)	(7,717)	(1,971)	(1,091)	(31,264)
Charge-offs – loan sales	(3,019)	(11,153)	(456)	(220)	—	(14,848)
Recoveries	542	665	251	82	258	1,798
Provisions	10,779	21,905	10,127	1,911	910	45,632

Balance at December 31, 2011	$6,700	$8,825	$9,098	$1,984	$978	$27,585

Twelve months ended December 31, 2010
Beginning of the period	$5,840	$9,378	$4,887	$2,023	$1,161	$23,289
Charge-offs	(4,306)	(8,131)	(4,994)	(774)	(523)	(18,728)
Charge-offs – loan sales	—	(8,361)	—		—	(8,361)
Recoveries	178	42	167	11	45	443
Provisions	5,992	15,659	6,833	922	218	29,624

Balance at December 31, 2010	$7,704	$8,587	$6,893	$2,182	$901	$26,267

Loans covered by FDIC loss share agreements:

Twelve months ended December 31, 2012
Beginning of the period	$82	$223	$40	$14	$—	$359
Charge-offs	—	—	—	—	—	0
Charge-offs – loan sales	—	—	—	—	—	0
Recoveries	—	—	—	—	—	0
Provisions	(82)	2,112	(40)	300	—	2,290

Balance at December 31, 2012	$—	$2,335	$—	$314	$—	$2,649

Twelve months ended December 31, 2011
Beginning of the period	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(293)	—	—	(293)
Charge-offs – loan sales	—	—	—	—	—	—
Recoveries	—	—	293	—	—	293
Provisions	82	223	40	14	—	359

Balance at December 31, 2011	$82	$223	$40	$14	$—	$359

Twelve months ended December 31, 2010
Beginning of the period	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—
Charge-offs – loan sales	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provisions	—	—	—	—	—	—

Balance at December 31, 2010	$—	$—	$—	$—	$—	$—

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011. Accrued interest receivable and unearned fees/costs are not included in the recorded investment because it is not material.

	Real Estate Loans
As of December 31, 2012	Residential	Commercial	Land, develop, constr	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$610	$277	$107	$1	$27	$1,022
Collectively evaluated for impairment	6,221	7,995	6,104	1,744	947	23,011
Acquired with deteriorated credit quality	—	2,335	—	314	—	2,649

Total ending allowance balance	$6,831	$10,607	$6,211	$2,059	$974	$26,682

Loans:
Individually evaluated for impairment	9,936	32,860	1,520	3,470	393	48,179
Collectively evaluated for impairment	418,618	447,634	53,954	120,755	48,154	1,089,115
Acquired with deteriorated credit quality	142,480	134,413	13,259	6,143	2,732	299,027

Total ending loans balance	$571,034	$614,907	$68,733	$130,368	$51,279	$1,436,321

	Real Estate Loans
As of December 31, 2011	Residential	Commercial	Land, develop, constr	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$783	$188	$2,292	$1	$40	$3,304
Collectively evaluated for impairment	5,917	8,637	6,806	1,983	912	24,255
Acquired with deteriorated credit quality	82	223	40	14	26	385

Total ending allowance balance	$6,782	$9,048	$9,138	$1,998	$978	$27,944

Loans:
Individually evaluated for impairment	10,647	24,213	11,955	6,333	520	53,668
Collectively evaluated for impairment	395,276	423,246	77,562	119,731	49,479	1,065,294
Acquired with deteriorated credit quality	99,270	54,184	8,231	2,366	1,392	165,443

Total ending loans balance	$505,193	$501,643	$97,748	$128,430	$51,391	$1,284,405

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

The following is a summary of information regarding impaired loans at December 31, 2012 and 2011:

Individually impaired loans were as follows:	December 31,
	2012	2011
Impaired loans with no allocated allowance for loan losses	$37,435	$40,465
Impaired loans with allocated allowance for loan losses	10,744	13,203

Total impaired loans	$48,179	$53,668

Amount of the allowance for loan losses allocated to impaired loans	$1,022	$3,304

Performing Trouble Debt Restructurings (TDRs)	$8,841	$6,554
Nonperforming TDRs, included in nonperforming loans	5,819	5,807

Total TDRs (TDRs are required to be included in impaired loans)	$14,660	$12,361
Impaired loans that are not TDRs	33,519	41,307

Total impaired loans	$48,179	$53,668

Troubled Debt Restructurings:

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally twelve to twenty-four months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $14,660 of TDRs. Of this amount $8,841 are performing pursuant to their modified terms, and $5,819 are not performing and have been placed on non-accrual status and included in our nonperforming loans (“NPLs”).

	December 31,
Troubled debt restructured loans (“TDRs”):	2012	2011
Performing TDRs	$8,841	$6,554
Non performing TDRs	5,819	5,807

Total TDRs	$14,660	$12,361

TDRs as of December 31, 2012 and 2011 quantified by loan type classified separately as accrual (performing loans) and non-accrual (nonperforming loans) are presented in the table below.

As of December 31, 2012	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$6,446	$1,778	$8,224
Commercial	1,589	3,701	5,290
Land, development, construction	202	231	433

Total real estate loans	8,237	5,710	13,947
Commercial	315	5	320
Consumer and other	289	104	393

Total TDRs	$8,841	$5,819	$14,660

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

As of December 31, 2011	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$4,894	$4,270	$9,164
Commercial	692	1,200	1,892
Land, development, construction	208	233	441

Total real estate loans	5,794	5,703	11,497
Commercial	344	—	344
Consumer and other	416	104	520

Total TDRs	$6,554	$5,807	$12,361

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $1,163 and $1,054 and partial charge offs of $854 and $1,790 on the TDR loans described above during the periods ending December 31, 2012 and 2011, respectively.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 60% of our TDRs are current pursuant to their modified terms, and about $5,819, or approximately 40% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2012 and 2011.

	Year ending December 31, 2012		Year ending December 31, 2011
	Number of loans	Recorded investment	Number of loans	Recorded investment
Residential	10	$758	3	$563
Commercial real estate	4	2,567	—	—
Land, development, construction	4	156	—	—
Commercial	—	—	—	—
Consumer and other	1	45	2	56

Total	19	$3,526	5	$619

The Company recorded $815 and $1 in provision for loan loss expense and $657 and $0 in partial charge offs on TDR loans that subsequently defaulted as described above during the years ending December 31, 2012 and 2011, respectively.

The Company has allocated $851 and $954 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and 2011. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011 excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements, which are evaluated on a pool basis. The recorded investment is less than the unpaid principal balance primarily due to partial charge-offs.

As of December 31, 2012	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$1,712	$1,712	$—
Commercial real estate	33,789	31,171	—
Land, development, construction	2,042	1,087	—
Commercial	3,556	3,465	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	8,624	8,224	610
Commercial real estate	1,742	1,689	277
Land, development, construction	664	433	107
Commercial	5	5	1
Consumer, other	395	393	27

Total	$52,529	$48,179	$1,022

As of December 31, 2011	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,314	$3,402	$—
Commercial real estate	26,966	23,854	—
Land, development, construction	11,665	6,888	—
Commercial	6,409	6,321	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	7,733	7,245	783
Commercial real estate	404	359	188
Land, development, construction	5,713	5,067	2,292
Commercial	12	12	1
Consumer, other	545	520	40

Total	$63,761	$53,668	$3,304

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

December 31, 2012	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$10,136	$306	$—
Commercial	29,877	1,215	—
Land, development, construction	3,888	23	—

Total real estate loans	43,901	1,544	—

Commercial loans	4,175	110	—
Consumer and other loans	439	17	—

Total	$48,515	$1,671	$—

December 31, 2011	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$13,035	$261	$—
Commercial	40,403	855	—
Land, development, construction	14,348	118	—

Total real estate loans	67,786	1,234	—

Commercial loans	6,144	262	—
Consumer and other loans	572	21	—

Total	$74,502	$1,517	$—

December 31,	2010
Average of impaired loans during the period	$82,695
Interest income recognized during the period	2,330
Cash basis interest income recognized	2,234

The following tables presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011 excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

As of December 31, 2012	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,993	$—
Commercial real estate	11,459	—
Land, development, construction	2,032	—
Commercial	1,650	—
Consumer, other	314	293

Total	$25,448	$293

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

As of December 31, 2011	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$14,810	$—
Commercial real estate	11,637	—
Land, development, construction	10,482	—
Commercial	1,464	—
Consumer, other	465	120

Total	$38,858	$120

The following tables presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

	Accruing Loans
As of December 31, 2012	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$428,554	$1,632	$677	$—	$2,309	$416,252	$9,993
Commercial Real Estate	480,494	1,663	1,147	—	2,810	466,225	11,459
Land/Dev/Construction	55,474	115	624	—	739	52,703	2,032
Commercial	124,225	203	416	—	619	121,956	1,650
Consumer	51,279	456	489	293	1,238	49,727	314

	$1,140,026	$4,069	$3,353	$293	$7,715	$1,106,863	$25,448

	Accruing Loans
As of December 31, 2011	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$405,923	$5,551	$2,228	$—	$7,779	$383,334	$14,810
Commercial Real Estate	447,459	4,479	1,037	—	5,516	430,306	11,637
Land/Dev/Construction	89,517	1,018	216	—	1,234	77,801	10,482
Commercial	126,064	781	119	—	900	123,700	1,464
Consumer	51,391	636	192	120	948	49,978	465

	$1,120,354	$12,465	$3,792	$120	$16,377	$1,065,119	$38,858

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

	As of December 31, 2012
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$400,244	$4,797	$23,513	$—
Commercial Real Estate	394,238	44,933	41,323	—
Land/Dev/Construction	39,650	11,994	3,830	—
Commercial	114,067	3,978	6,180	—
Consumer	49,894	613	772	—

	$998,093	$66,315	$75,618	$—

	As of December 31, 2011
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$373,833	$6,723	$25,367	$—
Commercial Real Estate	363,376	52,161	31,922	—
Land/Dev/Construction	61,854	13,070	14,593	—
Commercial	111,782	4,314	9,968	—
Consumer	49,693	689	1,009	—

	$960,538	$76,957	$82,859	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, based on payment activity as of December 31, 2012 and 2011:

As of December 31, 2012	Residential	Consumer
Performing	$418,561	$50,672
Nonperforming	9,993	607

Total	$428,554	$51,279

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

As of December 31, 2011	Residential	Consumer
Performing	$391,113	$50,806
Nonperforming	14,810	585

Total	$405,923	$51,391

Purchased Loans:

Income recognized on loans purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2012 and 2011. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	December 31,
	2012	2011
Contractually required principal and interest	$534,989	$291,531
Non-accretable difference	(142,855)	(51,536)

Cash flows expected to be collected	392,134	239,995
Accretable yield	(93,107)	(74,552)

Carrying value of acquired loans	$299,027	$165,443
Allowance for loan losses	(2,649)	(385)

Carrying value less allowance for loan losses	$296,378	$165,058

$2,290 and $385 of the allowance for loan losses was recognized in the loan loss provision during 2012 and 2011, respectively. There were reversals in the loan loss allowance of $293 for recoveries in 2011 and none for 2012. The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current year. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified approximately $16,483 from non-accretable difference to accretable yield during the twelve month period ending December 31, 2012 to reflect the adjusted estimates of future expected cash flows. The Company also recognized approximately $24,379 of accretion income during the twelve month period ending December 31, 2012. The tables below summarize the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during period ending December 31, 2012.

	Balance at	Effect of	income	all other	Balance at
	December 31, 2011	acquisitions	accretion	adjustments	December 31, 2012
Contractually required principal and interest	$291,531	$363,130	$—	$(119,672)	$534,989
Non-accretable difference	(51,536)	(115,165)	—	23,846	(142,855)

Cash flows expected to be collected	239,995	247,965	—	(95,826)	392,134
Accretable yield	(74,552)	(33,507)	24,379	(9,427)	(93,107)

Carry value of acquired loans	$165,443	$214,458	$24,379	$(105,253)	$299,027

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(5)	FDIC indemnification asset

The activity in the FDIC loss share indemnification asset which resulted from the July 16, 2010 acquisition of Olde Cypress Community Bank, the August 20, 2010 acquisitions of the Community National Bank of Bartow and Independent National Bank in Ocala, the January 20, 2012 acquisition of Central Florida State Bank and the January 27, 2012 acquisition of First Guaranty Bank & Trust loss share agreements is as follows:

	2012	2011
Beginning of the year	$50,642	$59,456
Effect of acquisition	85,088	—
Discount accretion/(amortization)	(3,096)	(503)
Indemnification revenue	4,185	845
Indemnification of foreclosure expense	2,425	2,177
Proceeds from FDIC	(21,787)	(11,620)
Impairment of loan pool	1,832	287

End of the year	$119,289	$50,642

Impairment of loan pools

Loan pools covered by FDIC loss share agreements were impaired by $2,290 which was an expense included in our loan loss provision expense. The 80% FDIC reimbursable amount of this expense ($1,832) was included in the Company’s non interest income and as an increase in the Company’s FDIC indemnification asset.

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

Discount accretion

If expected cash flows from loan pools are greater than previously expected, the accretable yield increases and is accreted into interest income over the remaining lives of the related loan pools. The increase in future accretable income may result in less reimbursement from the FDIC (i.e. if the expected losses decrease, then the expected reimbursements from the FDIC decrease). The expected decrease in FDIC reimbursements is amortized over the lesser of the term of the indemnification agreement and the remaining life of the indemnification asset. Discount accretion also includes the increase in present value of the FDIC indemnification asset due to the passage of time.

Indemnification of foreclosure expense

Indemnification of foreclosure expense represents approximately 80% of the foreclosure related expenses incurred and reimbursable from the FDIC. Foreclosure expense is included in non interest expense. The amount of the reimbursable portion of the expense reduces foreclosure expense included in non interest expense.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(6)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure. Activity in the valuation allowance was as follows:

	2012	2011	2010
Beginning of year	$4,680	$2,650	$1,704
Valuation write down of repossessed real estate	4,258	6,751	2,951
Sales and/or dispositions	(3,531)	(4,721)	(2,005)

End of year	$5,407	$4,680	$2,650

Expenses related to foreclosed real estate include:

	2012	2011	2010
Loss on sale of repossessed real estate	$1,185	$545	$756
Valuation write down of repossessed real estate	4,258	6,751	2,951
Operating expenses, net of rental income	4,008	4,268	2,113

Total	$9,451	$11,564	$5,820

(7)	Fair value

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to December 31, 2012 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of December 31, 2012, the fair value was determined by broker price indications of similar or same securities (Level 2 inputs). Securities purchases for this portfolio are municipal securities.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

The mortgage backed securities held by the Company were issued by U. S. government sponsored entities and agencies. Assets and liabilities measured at fair value on a recurring basis are summarized below.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2).

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2012
Assets:
Trading securities	$5,048	—	$5,048	—
Available for sale securities
U.S. government sponsored entities and agencies	7,546	—	7,546	—
Mortgage backed securities	373,190	—	373,190	—
Municipal securities	45,022	—	45,022	—
Interest rate swap derivatives	1,131	—	1,131	—

Liabilities:
Interest rate swap derivatives	2,014	—	2,014	—

at December 31, 2011
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	78,877	—	78,877	—
Mortgage backed securities	470,994	—	470,994	—
Municipal securities	41,293	—	41,293	—
Interest rate swap derivatives	1,061	—	1,061	—

Liabilities:
Interest rate swap derivatives	1,972	—	1,972	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2012
Assets:
Impaired loans
Residential real estate	$837	—	—	$837
Commercial real estate	8,379	—	—	8,379
Land, land development and construction	1,103	—	—	1,103
Commercial	905	—	—	905
Consumer	84	—	—	84
Other real estate owned
Residential real estate	$582	—	—	$582
Commercial real estate	5,933	—	—	5,933
Land, land development and construction	4,445	—	—	4,445
Bank owned real estate held for sale	2,482	—	—	2,482

at December 31, 2011
Assets:
Impaired loans
Residential real estate	$2,963	—	—	$2,963
Commercial real estate	7,434	—	—	7,434
Land, land development and construction	7,638	—	—	7,638
Commercial	688	—	—	688
Consumer	43	—	—	43
Other real estate owned
Residential real estate	$1,733	—	—	$1,733
Commercial real estate	2,948	—	—	2,948
Land, land development and construction	2,767	—	—	2,767

Impaired loans with specific valuation allowances had a recorded investment of $11,678, with a valuation allowance of $370, at December 31, 2012, and a recorded investment of $21,294, with a valuation allowance of $2,528, at December 31, 2011. The Company recorded a provision for loan loss expense of $2,501 and $9,246 on these loans during the years ending 2012 and 2011, respectively.

Other real estate owned had a decline in fair value of $4,258 and $6,751 during the twelve month periods ending December 31, 2012 and 2011, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Bank owned real estate held for sale represents three branch office buildings which the Company has closed and transferred customer accounts to the nearest existing branch. The real estate was transferred out of the Bank Premises and Equipment category into bank owned property held for sale and included in Prepaid Expenses and Other Assets category in the Company’s Consolidated Balance Sheet during the current year. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. Total impairment charge recognized during the year ending December 31, 2012 was $614, and was included in Other Expenses in the Company’s Consolidated Statements of Earnings and Comprehensive Income.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

Loans, net: Fair value of loans was estimated by a third party specialist in connection with the Company’s goodwill impairment analysis resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at December 31, 2012	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$136,748	$136,748	$—	$—	$136,748
Trading securities	5,048	—	5,048	—	5,048
Investment securities available for sale	425,758	—	425,758	—	425,758
FHLB and FRB stock	9,749	—	—	—	n/a
Loans held for sale	2,709	—	2,709	—	2,709
Loans, less allowance for loan losses of $26,682	1,409,181	—	—	1,324,630	1,324,630
FDIC indemnification asset	119,289	—	—	—	n/a
Interest rate swap derivatives	1,131	—	1,131	—	1,131
Accrued interest receivable	6,100	—	—	6,100	6,100

Financial liabilities:
Deposits – without stated maturities	$1,521,928	$1,521,928	$—	$—	$1,521,928
Deposits – with stated maturities	475,304	—	483,220	—	483,220
Securities sold under agreement to repurchase	18,792	—	18,792	—	18,792
Federal funds purchased (correspondent bank deposits)	38,932	—	38,932	—	38,932
Corporate debentures	16,970	—	—	8,477	8,477
Interest rate swap derivatives	2,014	—	2,014	—	2,014
Accrued interest payable	579	—	579	—	579

At December 31, 2011	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$151,095	$151,095
Investment securities available for sale	591,164	591,164
FHLB and FRB stock	10,804	n/a
Loans held for sale	3,741	3,741
Loans, less allowance for loan losses of $27,944	1,255,822	1,185,089
FDIC indemnification asset	50,642	50,642
Interest rate swap derivatives	1,061	1,061
Accrued interest receivable	6,929	6,929

Financial liabilities:
Deposits – without stated maturities	$1,312,871	$1,312,871
Deposits – with stated maturities	606,918	616,238
Securities sold under agreement to repurchase	14,652	14,652
Federal funds purchased (correspondent bank deposits)	54,624	54,624
Corporate debentures	16,945	8,367
Interest rate swap derivatives	1,972	1,972
Accrued interest payable	778	778

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(8)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2012 and 2011, is as follows:

	December 31,
	2012	2011
Land	$32,642	$33,712
Land improvements	823	833
Buildings	55,065	49,220
Leasehold improvements	2,867	2,046
Furniture, fixtures and equipment	26,278	24,849
Construction in progress	5,832	7,277

	123,507	117,937
Less: Accumulated depreciation	25,553	23,579

	$97,954	$94,358

The Company leases land and certain facilities under noncancellable operating leases. The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2013	$1,571
2014	1,286
2015	817
2016	746
2017	754
Thereafter	2,385

$7,559

Rent expense, net of rental income, for the years ended December 31, 2012, 2011 and 2010, was $1,455, $1,212 and $1,245, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Operations. Rental income for the years ended December 31, 2012, 2011, and 2010, was $507, $487, and $527, respectively, and is included in occupancy expense.

(9)	Goodwill and Intangible Assets

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment. The change in balance for goodwill during the years 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Beginning of year	$38,035	$38,035	$32,840
Acquired goodwill	6,889	—	5,195
Impairment	—	—	—

End of year	$44,924	$38,035	$38,035

The annual impairment analysis of the goodwill recorded at the commercial and retail banking (“Bank”) reporting unit as of November 30, 2012, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss, if any. Step 2 requires that the implied fair value of the bank reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the bank reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was not less than the carrying amount and no impairment loss was recognized during the year ended December 31, 2012. In the step 2 analysis, management based the fair value estimate of the loan portfolio on a valuation performed by a third party specialist. The estimated fair value of land and buildings was based upon third party real estate appraisals. The fair value of the reporting unit at November 30, 2012 was estimated based upon the fair value determined by a composite estimate of a discounted cash flow estimate of the bank reporting unit’s fair value, stock market capitalization, and deal value to tangible ratios book value observed in recent comparable banking sector merger and acquisition transactions.

Acquired intangible assets consists of core deposit intangibles (“CDI”) and Trust intangible (“Trust”) which are intangible assets arising from either whole bank or branch acquisitions. They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits in the case of CDI and an accelerated method in the case of the Trust intangible. The change in balance for CDI and the Trust during the years 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Beginning of year	$5,203	$3,921	$2,422
Acquired CDI	1,896	2,086	2,018
Acquired Trust	1,580	—	—
Amortization expense	(1,372)	(804)	(519)
Impairment expense	—	—	—

End of year	$7,307	$5,203	$3,921

Acquired intangible assets were as follows for years ended December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$11,607	$5,663	$9,711	$4,508
Trust intangible	1,580	217	—	—

Total acquired intangibles	$13,187	$5,880	$9,711	$4,508

Estimated amortization expense for each of the next five years:

2013	$1,186
2014	1,061
2015	977
2016	950
2017	754

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(10)	Deposits

A detail of deposits at December 31, 2012 and 2011 is as follows:

	December 31,
	2012	Weighted Average Interest Rate	2011	Weighted Average Interest Rate
Non-interest bearing deposits	$519,510	—%	$423,128	—%
Interest bearing deposits:
Interest bearing demand deposits	452,961	0.1%	344,303	0.1%
Savings deposits	238,216	0.1%	205,387	0.2%
Money market accounts	311,241	0.1%	340,053	0.3%
Time deposits less than $100,000	229,598	1.3%	263,997	1.5%
Time deposits of $100,000 or greater	245,706	1.5%	342,921	1.8%

	$1,997,232	0.4%	$1,919,789	0.6%

The following table presents the amount of certificate accounts at December 31, 2012, maturing during the periods reflected below:

Year	Amount
2013	$287,530
2014	85,423
2015	78,861
2016	13,791
2017	8,661
Thereafter	1,038

Total	$475,304

(11)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary bank enters into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2012 and 2011, the Company had $18,792 and $14,652 in repurchase agreements. Repurchase agreements are secured by U.S. treasury securities and obligations of U.S. government agencies and government sponsored enterprises with fair values of $41,142 and $42,929 at December 31, 2012 and 2011, respectively.

Information concerning repurchase agreements is summarized as follows:

	2012	2011	2010
Average daily balance during the year	$21,388	$15,949	$21,254
Average interest rate during the year	0.40%	0.53%	0.42%
Maximum month-end balance during the year	$24,989	$18,652	$25,367
Weighted average interest rate at year end	0.40%	0.47%	0.50%

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(12)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks. Information concerning these deposits is summarized as follows:

	2012	2011	2010
Average daily balance during the year	$53,803	$70,940	$105,344
Average interest rate during the period	0.05%	0.07%	0.10%
Maximum month-end balance during the year	$82,473	$92,111	$139,032
Weighted average interest rate at year end	0.05%	0.05%	0.10%

(13)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits listed in note 12 above. The Company had no advances from the Federal Home Loan Bank during the periods ending December 31, 2012 and 2011.

Advances are collateralized by residential and commercial loans under a blanket lien arrangement and based on this collateral, and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $110,227 at year end 2012.

(14)	Note Payable

On January 25, 2012, the Company borrowed $10,000 on a short term basis at the holding company level to help facilitate the acquisition from the Federal Deposit Insurance Corporation (“FDIC”) of Central Florida State Bank (“Central FL”) and First Guaranty Bank & Trust (“FGB”) during January 2012 by its subsidiary bank. The Company invested those funds in its subsidiary bank such that the bank would have sufficient capital to support the initial balance sheets of the two acquired banks. Subsequent to the acquisitions, the Company exercised its option to reprice approximately $127,856 of internet time deposits assumed pursuant to the acquisition of FGB to current market interest rates. Subsequently, all of these deposits were withdrawn prior to maturity without penalty. By shrinking the balance sheet of its subsidiary bank, the Company freed up excess capital at the bank which returned the funds to the holding company in the form of a dividend on July 2, 2012. The Company then used these funds to immediately repay the note. The interest rate on the note was 90 day LIBOR plus 400 bps.

(15)	Corporate Debenture

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

(16)	Income Taxes

Allocation of federal and state income tax expense (benefit) between current and deferred portions for the years ended December 31, 2012, 2011 and 2010, is as follows:

	Current	Deferred	Total
December 31, 2012:
Federal	$(32)	$3,761	$3,729
State	271	625	896

	$239	$4,386	$4,625

December 31, 2011:
Federal	$(169)	$2,818	$2,649
State	288	482	770

	$119	$3,300	$3,419

December 31, 2010:
Federal	$(1,772)	$(1,935)	$(3,707)
State	(202)	(331)	(533)

	$(1,974)	$(2,266)	$(4,240)

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, are presented below:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$9,975	$10,450
Deferred loan fees	172	230
Stock based compensation	440	411
Deferred compensation	1,705	1,180
Impairment expenses	459	290
Net operating loss carryforward	8,968	16,013
Other real estate owned expenses	2,678	2,300
Nonaccrual interest	629	887
Other	883	520

Total deferred tax asset	25,909	32,281

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(4,840)	(3,772)
Fair value adjustments	(18,233)	(21,273)
Like kind exchange	(293)	(293)
Unrealized gain on investment securities available for sale	(4,404)	(3,447)
Accretion of discounts on investments	(31)	(45)

Total deferred tax liability	(27,801)	(28,830)

Net deferred tax (liability) asset	$(1,892)	$3,451

At December 31, 2012, the Company had net operating loss carryforwards of approximately $24,242 for Federal and $13,203 for state which will begin to expire in 2030. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In performing this analysis, the Company considers all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, it is more likely than not the deferred tax asset will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Earnings forecasts were prepared for 2013 through 2016. These forecasts include projections of net interest income, non interest income, non interest expense, and the provision for loan losses. These forecasts also included the expected impact of cost savings initiatives, credit related costs, merger and acquisition related expenses, estimates of impaired loans, estimates of the levels of non performing assets and net charge-offs.

Management’s evaluation also considered the scheduled reversal of deferred tax liabilities, the Company’s long history of profitability, and tax planning strategies in making this assessment. Based upon the level of historical taxable income improvements in the Company’s credit quality trends, the reduction in non performing assets, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the probability of achieving the projected taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia, Alabama, Colorado, North Carolina, and Tennessee. The Company is no longer subject to examination by taxing authorities for the years before 2009. The Company has not paid any material interest or penalties in years 2010, 2011 and 2012.

A reconciliation between the actual tax expense and the “expected” tax (benefit) expense, computed by applying the U.S. federal corporate rate of 34 percent is as follows:

	December 31,
	2012	2011	2010
“Expected” tax (benefit) expense	$4,940	$3,851	$(3,459)
Tax exempt interest, net	(925)	(856)	(546)
Bank owned life insurance	(412)	(329)	(263)
State income taxes, net of federal income tax benefits	591	508	(353)
Stock based compensation	104	111	120
Other, net	327	134	261

	$4,625	$3,419	$(4,240)

(17)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2012 and 2011 were as follows:

	2012	2011
Beginning balance	$22,941	$23,325
New loans	2,382	6,875
Effect of changes in composition of related parties	(18,870)	—
Repayments	(2,496)	(7,259)

Ending balance	$3,957	$22,941

At December 31, 2012 and 2011 principal officers, directors, and their affiliates had $1,257 and $6,680, respectively, of available lines of credit.

Deposits from principal officers, directors, and their affiliates at year-end 2012 and 2011 were approximately $15,018 and $18,321, respectively.

(18)	Regulatory Capital Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

As of December 31, 2012, the most recent notification from the Office of Comptroller of the Currency and the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary for capital adequacy purposes for the Company as of December 31, 2012 and 2011, are presented in the table below. There is no threshold for “well-capitalized” status for bank holding companies.

	Actual		For capital adequacy purposes		To be well capitalized under Prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total capital (to risk weighted assets)	$249,016	17.9%	$111,360	≥8%	n/a	n/a
Tier 1 capital (to risk weighted assets)	231,501	16.6%	55,680	≥4%	n/a	n/a
Tier 1 capital (to average assets)	231,501	9.9%	93,432	≥4%	n/a	n/a

December 31, 2011:
Total capital (to risk weighted assets)	$247,567	19.1%	$103,942	≥8%	n/a	n/a
Tier 1 capital (to risk weighted assets)	231,182	17.8%	51,971	≥4%	n/a	n/a
Tier 1 capital (to average assets)	231,182	10.5%	88,114	≥4%	n/a	n/a

A summary of actual, required, and capital levels necessary for capital adequacy purposes in the case of the each of the Company’s subsidiary banks as of December 31, 2012 and 2011, are presented in the table below .. Valrico State Bank merged into CenterState Bank of Florida, N.A. in June 2012. Therefore, only regulatory capital ratios for December 31, 2011 are presented for Valrico State Bank.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	$230,590	16.6%	$110,824	>8%	$138,530	>10%
Tier 1 capital (to risk weighted assets)	213,161	15.4%	55,412	>4%	83,118	>6%
Tier 1 capital (to average assets)	213,161	9.2%	92,632	>4%	115,789	>5%

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	$183,942	15.9%	$92,455	>8%	$115,569	>10%
Tier 1 capital (to risk weighted assets)	169,365	14.7%	46,227	>4%	69,341	>6%
Tier 1 capital (to average assets)	169,365	8.4%	80,471	>4%	100,589	>5%
Valrico State Bank
Total capital (to risk weighted assets)	23,377	17.9%	10,468	>8%	13,085	>10%
Tier 1 capital (to risk weighted assets)	21,730	16.6%	5,234	>4%	7,851	>6%
Tier 1 capital (to average assets)	21,730	12.8%	6,774	>4%	8,468	>5%

(19)	Dividends

The Company declared and paid cash dividends on its common stock of $1,203, $1,201 and $1,116 during the years ended December 31, 2012, 2011 and 2010, respectively. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. At December 31, 2012, dividends from the subsidiary bank available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $28,370, subject to the Bank meeting or exceeding regulatory capital requirements.

(20)	Stock-Based Compensation

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”) and approved an amendment to the 2007 Plan on April 28, 2009. The 2007 Plan, as amended, replaces the 1999 Plan discussed below. The 2007 Plan, as amended, authorizes the issuance of up to 1,350,000 shares of the Company stock. Of this amount, 1,200,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 150,000 shares are allocated to directors. During 2012, the Company granted employee incentive stock options for 57,500 shares, with an average exercise price of $6.87 per share, pursuant to this plan. Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. These options vest over a nine year period. In addition to incentive stock options, the Company also awarded 54,500 shares of restricted stock with an average fair value of $6.87 per share at the date of grate. These restricted stock awards vest ratably over periods ranging from five to ten years. At December 31, 2012, there were a total of 313,333 shares available for future grants pursuant to this Plan.

In 1999, the Company authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options became 25% vested immediately as of the grant date and continued to vest at a rate of 25% on each anniversary date thereafter until fully vested. There were no stock options granted pursuant to the 1999 Plan subsequent to December 31, 2006. The 2007 Plan, discussed above, replaced the 1999 Plan. At December 31, 2012 there were 326,704 stock options outstanding which were granted pursuant to the 1999 Plan, all of which were currently exercisable. No future stock options will be granted from this Plan.

In addition to the 1999 Plan, the Company assumed and converted the stock option plans of its subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2012, they represented exercisable options for 66,642 shares of the Company’s common stock.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

In 2004, the Company’s shareholders authorized an Employee Stock Purchase Plan (“ESPP”). At December 31, 2011, there were no options outstanding pursuant to this plan, and no activity occurred subsequent to 2009 relating to the ESPP. In 2012, the plan was terminated by the Company’s Board of Directors.

The Company’s stock-based compensation consists primarily of stock options and commencing in 2009 also includes restricted stock grants (“RSA”). During the twelve month period ended December 31, 2012, 2011 and 2010, the Company recognized total stock-based compensation expense as listed in the table below.

	2012	2011	2010
Stock option expense	$363	$398	$425
RSA expense	268	307	274

Total stock-based compensation expense	$631	$705	$699

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options. The Company receives a tax benefit when a non qualified stock option is exercised. The total income tax benefit related to the exercise of non qualified stock options was approximately $0, $0 and $66 during the twelve month periods ending December 31, 2012, 2011 and 2010, respectively. The Company provided an income tax benefit in its tax provision for RSA expenses of approximately $101, $115 and $103 during the twelve month periods ending December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $1,291 and will be recognized over the next nine years. The weighted average period over which this expense is expected to be recognized is approximately 3.0 years.

As of December 31, 2012, the total remaining unrecognized compensation cost related to non-vested restricted grants, net of estimated forfeitures, was approximately $1,780 and will be recognized over the next nine years. The weighted average period over which this expense is expected to be recognized is approximately 4.1 years.

The Company granted stock options for 57,500, 4,000 and 70,800 shares of common stock during the twelve month periods ending December 31, 2012, 2011 and 2010, respectively.

The estimated fair value of options granted during these periods were calculated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date are as follows:

	2012	2011	2010
Expected option life	7.7 years	7.7 years	7.7 years
Risk-free interest rate	1.08%	1.60%	2.96%
Expected volatility	44.3%	42.8%	31.9%
Dividend yield	0.62%	0.69%	0.38%

The Company determined the expected life of the stock options using the simplified method approach allowed for plain-vanilla share options as described in SAB 107. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation is reduced for estimated forfeitures prior to vesting. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The weighted-average estimated fair value of stock options granted during the twelve month periods ended December 31, 2012, 2011 and 2010 was $3.09 per share, $2.46 per share and $4.25 per share respectively.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

The table below present’s information related to stock option activity for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Total intrinsic value of stock options exercised	$—	$13	$342
Cash received from stock options exercised	—	38	669
Gross income tax benefit from the exercise of stock options	—	—	66

A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	December 31, 2012		December 31, 2011		December 31, 2010
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	1,128,304	$14.03	1,265,054	$13.59	1,319,846	$13.39
Options granted	57,500	$6.87	4,000	$5.78	70,800	$10.76
Options exercised	—	$—	(14,903)	$6.41	(90,592)	$7.38
Options forfeited	(27,158)	$15.33	(125,847)	$10.26	(35,000)	$16.56

Options outstanding, end of period	1,158,646	$13.64	1,128,304	$14.03	1,265,054	$13.59

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	1,158,646	$13.64	4.5 years	$108
Options fully vested and expected to vest, December 31, 2012	1,069,512	$13.76	4.4 years	$98
Options exercisable, December 31, 2012	703,706	$14.38	3.3 years	$1

(21)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under it is 401(k) defined contribution retirement plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2012, 2011 and 2010, the Company’s contributions to the plan were $1,144, $983 and $814, respectively, which are included in salary and benefits on the Consolidated Statements of Operations.

In 2008, the Company entered into a salary continuation agreement with its chief executive officer. Five additional Company executive officers entered into salary continuation agreements during 2010. In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition. The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants. The Company expensed $501, $532 and $342 for the accrual of future salary continuation benefits in 2012, 2011 and 2010, respectively. Other liabilities included salary continuation benefits payable of $2,597, $2,096 and $1,563 at December 31, 2012, 2011 and 2010, respectively.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition. The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities. The Rabbi Trust asset and the related deferred compensation payable at December 31, 2012, 2011, and 2010 were $1,158, $1,034 and $986, respectively. Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable. Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable. There is no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

(22)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks, Inc. (parent company only) follow:

Condensed Balance Sheet December 31, 2012 and 2011
	2012	2011
Assets:
Cash and due from banks	$270	$2,844
Inter-company receivable from bank subsidiaries	2,000	19,381
Investment in wholly-owned bank subsidiaries	272,691	240,046
Investment in other wholly-owned subsidiary	13,945	16,389
Prepaid expenses and other assets	5,838	4,293

Total assets	$294,744	$282,953

Liabilities:
Accounts payable and accrued expenses	$4,243	$3,375
Corporate debenture	16,970	16,945

Total liabilities	21,213	20,320

Stockholders’ Equity:
Common stock	301	301
Additional paid-in capital	228,952	228,342
Retained earnings	36,979	28,277
Accumulated other comprehensive income	7,299	5,713

Total stockholders’ equity	273,531	262,633

Total liabilities and stockholders’ equity	$294,744	$282,953

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

Condensed Statements of Operations Years ended December 31, 2012, 2011 and 2010
	2012	2011	2010
Other income	$5	$559	$—
Interest expense	835	448	421
Operating expenses	3,142	3,480	2,741

Loss before equity in net earnings of subsidiaries	(3,972)	(3,369)	(3,162)

Equity in net earnings (loss) of subsidiaries (net of income tax expense (benefit) of $6,073, $4,568 and ($2,843) at December 31, 2012, 2011 and 2010, respectively)	12,429	10,129	(3,935)

Net income before income tax benefit	8,457	6,760	(7,097)
Income tax benefit	(1,448)	(1,149)	(1,159)

Net income (loss)	$9,905	$7,909	$(5,938)

Condensed Statements of Cash Flows Years ended December 31, 2012, 2011 and 2010
	2012	2011	2010

Cash flows from operating activities:
Net (loss) income	$9,905	$7,909	$(5,938)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net loss (earnings) of subsidiaries	(12,429)	(10,129)	3,935
Increase (decrease) in payables and accrued expenses	893	466	131
Increase in other assets Stock based compensation expense	(1,164 142)	(837 203)	(1,374 97)

Net cash flows used in operating activities	(2,653)	(2,388)	(3,149)

Cash flows from investing activities:
Inter-company receivables from subsidiary banks	29,282	(3,550)	32,581
Cash payments to VSB shareholders	—	(151)	(1)
Cash payments to Mid FL shareholders	—	—	(17)
Net cash from bank acquisition	—	5,020	—
Investment in subsidiaries	(28,000)	4,339	(61,528)

Net cash flows provided by (used in) investing activities	1,282	5,658	(28,965)

Cash flows from financing activities:
Stock options exercised, net of tax benefit	—	96	735
Dividends paid to shareholders	(1,203)	(1,201)	(1,116)
Proceeds from public stock offering	—	—	32,872

Net cash flows (used in) provided by financing activities	(1,203)	(1,105)	32,491

Net increase (decrease) in cash and cash equivalents	(2,574)	2,165	377
Cash and cash equivalents at beginning of year	2,844	679	302

Cash and cash equivalents at end of year	$270	$2,844	$679

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(23)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2012 and 2011, are as follows:

	December 31,
	2012	2011

Standby letters of credit	$2,885	$4,477
Available lines of credit	108,525	130,600
Unfunded loan commitments – fixed	14,509	6,776
Unfunded loan commitments – variable	32,298	3,650

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

(24)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough, Polk, Okeechobee, Indian River, Saint Lucie, Hendry, Marion, Putnam, Seminole, Volusia and Duval Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2012, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those Counties listed above and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(25)	Basic and Diluted Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were an average of 1,143,598, 1,128,304, and 1,265,054 stock options that were anti-dilutive during the years ending December 31, 2012, 2011, and 2010, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	2012	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$9,905	$7,909	$(5,938)

Net income available for common shareholders	$9,905	$7,909	$(5,938)

Denominator:
Denominator for basic earnings per share
- weighted-average shares	30,073,959	30,034,573	27,608,211
Effect of dilutive securities:
Employee stock based compensation awards	67,904	4,614	—
Denominator for diluted earnings per share

- adjusted weighted-average shares	30,141,863	30,039,187	27,608,211

Basic earnings (loss) per share	$0.33	$0.26	$(0.22)
Diluted earnings (loss) per share	$0.33	$0.26	$(0.22)

(26)	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2012, 2011 and 2010.

Year ending December 31, 2012

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$90,899	$4,051			$94,950
Interest expense	(7,617)	(28)	(836)		(8,481)

Net interest income	83,282	4,023	(836)		86,469
Provision for loan losses	(9,220)	—			(9,220)
Other non interest income	23,550	35,707	4		59,261
Other non interest expense	(90,671)	(28,168)	(3,141)		(121,980)

Net income (loss) before taxes	6,941	11,562	(3,973)		14,530
Income tax (provision) benefit	(1,722)	(4,351)	1,448		(4,625)

Net income (loss)	$5,219	$7,211	($2,525)		$9,905

Total assets	$2,204,176	$153,289	$294,744	($288,969)	$2,363,240

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

Year ending December 31, 2011

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$78,373	$3,870	$—		$82,243
Interest expense	(11,711)	(48)	(448)		(12,207)

Net interest income	66,662	3,822	(448)		70,036
Provision for loan losses	(45,985)	(6)	0		(45,991)
Other non interest income	74,347	27,066	559		101,972
Other non interest expense	(87,327)	(23,883)	(3,479)		(114,689)

Net income (loss) before taxes	7,697	6,999	(3,368)		11,328
Income tax (provision) benefit	(2,021)	(2,633)	1,235		(3,419)

Net income (loss)	$5,676	$4,366	($2,133)		$7,909

Total assets	$2,115,552	$164,660	$282,954	($278,707)	$2,284,459

Year ending December 31, 2010

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$69,493	$5,087	$—		$74,580
Interest expense	(16,201)	(120)	(421)		(16,742)

Net interest income	53,292	4,967	(421)		57,838
Provision for loan losses	(29,619)	(5)	—		(29,624)
Other non interest income	20,619	34,314	—		54,933
Other non interest expense	(61,747)	(28,837)	(2,741)		(93,325)

Net (loss) income before taxes	(17,455)	10,439	(3,162)		(10,178)
Income tax benefit (provision)	7,009	(3,928)	1,159		4,240

Net (loss) income	$(10,446)	$6,511	$(2,003)		$(5,938)

Total assets	$1,928,144	$137,772	$267,682	$(270,674)	$2,062,924

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through one subsidiary bank and a non bank subsidiary, R4ALL, with 55 locations in eighteen counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

Correspondent banking and bond sales division: Operating as a division of the Company’s subsidiary bank, its primary revenue generating activities are as follows: 1) the first, and largest, revenue generator is commissions earned on fixed income security sales; 2) the second category includes: spread income earned on correspondent bank deposits (i.e., federal funds purchased) and service fees on correspondent bank checking accounts; and, 3) the third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Florida, Alabama and Georgia.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

Corporate overhead and administration: Corporate overhead and administration is comprised primarily of compensation and benefits for certain members of management, interest on parent company debt, office occupancy and depreciation of parent company facilities, merger related costs and other expenses.

(27)	Business combinations

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

Acquisition of Central Florida State Bank and First Guaranty Bank & Trust

The Company, through its subsidiary bank, purchased two failed financial institutions from the FDIC. On January 20, 2012 it purchased Central Florida State Bank (“Central FL”) in Belleview, Florida. On January 27, it purchased First Guaranty Bank & Trust (“FGB”) in Jacksonville, Florida. The acquisition related costs of Central FL and FGB were approximately $583 and $1,463, respectively, and these expenses are reported in merger and acquisition related expenses in the consolidated statement of income. As a result of these acquisitions, the Company expects to further solidify its market share in the Florida market, expand its customer base to enhance deposit fee income, and reduce operating costs through economies of scale.

The Company exercised its option, pursuant to the FDIC purchase and assumption agreement, not to purchase Central FL’s branch real estate. During the first quarter of 2012, the Company consolidated three of the four Central FL branches into nearby existing CenterState branches. The fourth branch was consolidated into a nearby CenterState existing branch during July 2012.

The Company also exercised its option, pursuant to the FDIC purchase and assumption agreement, and did not purchase six of the eight branch real estate locations of FGB. It has purchased two of the offices and consolidated the remaining six branches into the remaining two existing branches, which have approximately 75% of FGB’s deposits as of the acquisition date, during the second quarter of 2012. The two office locations were purchased at current market value based on current appraisals.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

All of the goodwill and other intangibles listed below is tax deductible over a 15 year period on a straight line basis. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Acquired institution Date of acquisition	Central FL Jan 20, 2012	FGB Jan 27, 2012
Assets:
Cash due from banks, Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”)	$4,870	$77,642
Federal funds sold	8,550	—
Securities available for sale	1,942	3,500
Loans covered by FDIC loss share agreements	31,376	181,882
Loans not covered by FDIC loss share agreements	239	961
Covered repossessed real estate owned (“OREO”)	2,347	15,318
FDIC indemnification asset	15,018	70,070
FHLB stock and FRB stock	168	1,627
Goodwill	—	6,890
Core deposit intangible	375	1,521
Trust intangible	—	1,580
Other assets	1,109	2,742

Total assets acquired	$65,994	$363,733

Liabilities:
Deposits	$65,209	$353,099
FHLB advances	—	10,060
Other liabilities	332	574

Total liabilities assumed	$65,541	$363,733

Net assets acquired (bargain purchase gain)	$453

Deferred tax impact	(170)

Net assets acquired, including deferred tax impact	$283

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

	at acquisition dates
	Type A	Type B
	loans	loans	Total
Contractually required principal and interest	$118,393	$244,737	$363,130
Non-accretable difference	(57,632)	(57,533)	(115,165)

Cash flows expected to be collected	60,761	187,204	247,965
Accretable yield	(2,950)	(30,557)	(33,507)

Total acquired loans	$57,811	$156,647	$214,458

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

The operating results of the Company for the twelve month period ended December 31, 2012 includes the operating results of the acquired assets and assumed liabilities since the acquisition date of January 20, 2012 for Central FL and January 27, 2012 for FGB. Due primarily to the significant amount of fair value adjustments and the Loss Share Agreements now in place, historical results of Central FL and FGB are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

Measurement period adjustments

On January 27, 2012 the Company purchased FGB. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. Based on appraisals received subsequent to the acquisition date, the Company adjusted its initial fair value estimates of certain non-performing loans acquired.

	Jan 27, 2012 (as initially reported)	measurement period adjustments	Jan 27, 2012 (as adjusted)
Assets:
Cash due from banks, Federal Reserve Bank and Federal Home Loan Bank	$77,642	$—	$77,642
Securities available for sale	3,500		3,500
Loans covered by FDIC loss share agreements	171,949	9,933	181,882
Loans not covered by FDIC loss share agreements	961		961
Covered repossessed real estate owned	15,318		15,318
FDIC indemnification asset	78,148	(8,078)	70,070
FHLB stock	1,627		1,627
Goodwill	8,745	(1,855)	6,890
Core deposit intangible	1,521		1,521
Trust intangible	1,580		1,580
Other assets	2,742		2,742

Total assets acquired	$363,733	$—	$363,733

Liabilities:
Deposits	$353,099	$—	$353,099
FHLB advances	10,060		10,060
Other liabilities	574		574

Total liabilities assumed	$363,733	$—	$363,733

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

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

Pursuant to the terms of the Agreement, the Company purchased approximately $161,450 of selected performing loans. The purchase price of the loans was approximately $117,993 or 73% of their outstanding unpaid principal balance (“UPB”). The estimated fair market value of the purchased loans, as of the purchase date was approximately $156,803. The Company has the option, for a period of one year beginning November 1, 2011, to put back to Hartford any loan that is 30 days past due or is adversely classified pursuant to bank regulatory guidelines. The Company acquired five of FTB’s 11 banking offices. Four were purchased at market value based on current appraisals, approximately $3,860, and the Company assumed the existing lease on the fifth location. The other six offices were closed by FTB immediately prior to the acquisition date. All of the deposits, approximately $197,221, were assumed by the Bank. The majority of the deposits were from the five branches acquired. The Company did not pay a premium for the deposits assumed. The Company also assumed a $5,000 Corporate Debenture issued by FTC which qualifies for Tier 1 capital. Interest payments are due quarterly at a rate of LIBOR plus 2.95%. The instrument matures in 2033.

The Acquisition increased the Company’s total assets and total deposits by approximately 12% and 12%, respectively, as compared with the balances at December 31, 2010, and is expected to positively affect the Company’s operating results, to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities. The ability of the Company to successfully collect interest and principal on loans acquired will also impact cash flows and operating results.

Hartford had purchased FTC and its wholly owned subsidiary, FTB, in June 2009, for the primary purpose of accessing TARP funds. With the worst of the financial crises over and with the changes in the bank regulatory environment, Hartford desired to purge itself of FTC. CenterState helped Hartford resolve its ownership in FTC under certain terms and conditions which resulted in CenterState recognizing a bargain purchase price at the acquisition date. CenterState’s reasons for the transaction was a relatively large gain on the transaction date with acceptable risk on the downside (only performing loans were acquired at a deep discount, with a one year put back option) and the Company’s desire to further solidify its market share in the central Florida market, expand its customer base to enhance deposit fee income and reduce operating cost through economies of scale.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

The list below summarizes the fair value of the assets purchased and liabilities assumed as of the November 1, 2011 purchase date.

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

	2011	2010
Net interest income	$81,354	$79,288

Net loss	$(23,436)	$(126,395)

EPS – basic	$(0.78)	$(4.58)
EPS – diluted	$(0.78)	$(4.58)

The Company omitted pro-forma income statements for the year ending December 31, 2009. Providing these statements would result in irrelevant and potentially misleading information.

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2012, 2011 and 2010

(28)	Capital offering

On July 27, 2010, the Company raised approximately $35,190 through a previously announced public offering by issuing 4,140,000 shares of common stock, including 540,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds of the offering, after all expenses including underwriters’ fees, were approximately $32,872.

(29)	Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. At years ended December 31, 2012 and 2011, the notional amount of such arrangements was $25,133 and $25,755, respectively, and investment securities with a fair value of $3,398 and $2,340 were pledged as collateral to the third party dealers. As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	2012	2011
Notional amount	$25,133	$25,755
Weighted average pay rate on interest-rate swaps	5.03%	5.06%
Weighted average receive rate on interest rate swaps	2.00%	2.10%
Weighted average maturity (years)	12	13
Fair value of interest rate swap derivatives (asset)	$1,131	$1,061
Fair value of interest rate swap derivatives (liability)	$2,014	$1,972

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davenport, State of Florida, on the 4th day of March, 2013.

CENTERSTATE BANKS, INC.

/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 4, 2013.

Signature	Title

/s/ Ernest S. Pinner Ernest S. Pinner	Chairman of the Board President and Chief Executive Officer

/s/ James H. Bingham James H. Bingham	Director

/s/ G. Robert Blanchard, Jr. G. Robert Blanchard, Jr.	Director

/s/ C. Dennis Carlton C. Dennis Carlton	Director

/s/ John C. Corbett John C. Corbett	Director

/s/ Griffin A. Greene Griffin A. Greene	Director

/s/ Charles W. McPherson Charles W. McPherson	Director

/s/ G. Tierso Nunez II G. Tierso Nunez II	Director

/s/ Thomas E. Oakley Thomas E. Oakley	Director

/s/ William Knox Pou, Jr. William Knox Pou, Jr.	Director

/s/ Joshua A. Snively Joshua A. Snively	Director

CenterState Banks, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2012

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