Form 10-Q
period 2013-03-31
CenterState Banks, Inc.
filed 2013-05-06
CIK 1102266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,095,520 shares
(class)	Outstanding at April 25, 2013

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	As of	As of
	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$20,823	$19,160
Federal funds sold and Federal Reserve Bank deposits	155,872	117,588

Cash and cash equivalents	176,695	136,748
Trading securities, at fair value	—	5,048
Investment securities available for sale, at fair value	460,534	425,758
Loans held for sale, at lower of cost or fair value	2,131	2,709

Loans covered by FDIC loss share agreements	277,971	296,295
Loans, excluding those covered by FDIC loss share agreements	1,137,015	1,139,568
Allowance for loan losses	(25,254)	(26,682)

Net Loans	1,389,732	1,409,181

Bank premises and equipment, net	96,946	97,954
Accrued interest receivable	6,590	6,100
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,470	9,749
Goodwill	44,924	44,924
Core deposit intangible	5,691	5,944
Trust intangible	1,309	1,363
Bank owned life insurance	48,296	47,957
Other repossessed real estate owned covered by FDIC loss share agreements	29,434	26,783
Other repossessed real estate owned	6,186	6,875
FDIC indemnification asset	97,958	119,289
Prepaid expense and other assets	14,343	16,858

TOTAL ASSETS	$2,389,239	$2,363,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$565,404	$519,510
Demand - interest bearing	459,528	452,961
Savings and money market accounts	555,912	549,457
Time deposits	432,752	475,304

Total deposits	2,013,596	1,997,232

Securities sold under agreement to repurchase	20,421	18,792
Federal funds purchased	45,130	38,932
Corporate debentures	16,977	16,970
Accrued interest payable	508	579
Deferred income tax liability, net	2,110	1,892
Payables and accrued expenses	14,272	15,312

Total liabilities	2,113,014	2,089,709

Stockholders’ equity:
Common stock, $.01 par value: 100,000,000 shares authorized; 30,095,520 and 30,079,767 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	301	301
Additional paid-in capital	229,201	228,952
Retained earnings	41,254	36,979
Accumulated other comprehensive income	5,469	7,299

Total stockholders’ equity	276,225	273,531

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,389,239	$2,363,240

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar. 31, 2013	Mar. 31, 2012
Interest income:
Loans	$21,435	$19,620
Investment securities available for sale:
Taxable	2,388	3,368
Tax-exempt	357	351
Federal funds sold and other	198	151

	24,378	23,490

Interest expense:
Deposits	1,383	2,231
Securities sold under agreement to repurchase	18	20
Federal funds purchased	5	8
Federal Home Loan Bank advances and other borrowings	—	87
Corporate debentures	150	164

	1,556	2,510

Net interest income	22,822	20,980
Provision for loan losses	(360)	2,732

Net interest income after loan loss provision	23,182	18,248

Non interest income:
Service charges on deposit accounts	1,819	1,483
Income from correspondent banking and bond sales division	6,140	7,784
Wealth management related fees	745	660
Debit card and ATM fees	1,066	915
Loan related fees	111	200
Bank owned life insurance income	339	358
Net gain on sale of securities	30	602
Trading securities revenue	146	144
Bargain purchase gain	—	453
FDIC indemnification income	628	564
FDIC indemnification asset amortization	(2,199)	(537)
Trust fees	325	208
Other non interest revenue and fees	1,129	811

Total other income	10,279	13,645

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	Mar. 31, 2013	Mar. 31, 2012

Non interest expense:
Salaries, wages and employee benefits	16,240	17,461
Occupancy expense	1,892	2,061
Depreciation of premises and equipment	1,497	1,267
Supplies, stationary and printing	288	315
Marketing expenses	528	584
Data processing expense	884	1,005
Legal, audit and other professional fees	783	620
Core deposit intangible (CDI) amortization	253	278
Postage and delivery	285	323
ATM and debit card related expenses	511	262
Bank regulatory expenses	581	700
(Gain) loss on sale of repossessed real estate (“OREO”)	(1)	272
Valuation write down of repossessed real estate (“OREO”)	987	255
Loss on repossessed assets other than real estate	242	98
Foreclosure related expenses	793	942
Merger and acquisition related expenses	—	1,868
Other expenses	1,327	1,775

Total other expenses	27,090	30,086

Income before provision for income taxes	6,371	1,807
Provision for income taxes	1,795	494

Net income	$4,576	$1,313

Other comprehensive income, net of tax:
Unrealized holding (loss) gain, net of income taxes	$(1,812)	$94
Less: reclassified adjustments for gain included in net income, net of income taxes, at March 31, 2013 and 2012 of $12 and $227, respectively	(18)	(375)

Net unrealized gain (loss) on available for sale securities, net of income taxes	(1,830)	(281)

Total comprehensive income	$2,746	$1,032

Earnings per share:
Basic	$0.15	$0.04
Diluted	$0.15	$0.04

Common shares used in the calculation of earnings per share:
Basic	30,089,726	30,065,631
Diluted	30,159,188	30,088,188

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2013 and 2012 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders’
	shares	stock	capital	earnings	income	equity
Balances at January 1, 2012	30,055,499	$301	$228,342	$28,277	$5,713	$262,633

Net income				1,313		1,313
Change in unrealized holding loss on available for sale securities, net of deferred income tax of $170					(281)	(281)

Dividends paid - common ($0.01 per share)				(300)		(300)
Stock grants issued	15,628		171			171
Stock based compensation expense			91			91

Balances at March 31, 2012	30,071,127	$301	$228,604	$29,290	$5,432	$263,627

Balances at January 1, 2013	30,079,767	$301	$228,952	$36,979	$7,299	$273,531

Net income				4,576		4,576
Change in unrealized holding loss on available for sale securities, net of deferred income tax of $1,132					(1,830)	(1,830)

Dividends paid - common ($0.01 per share)				(301)		(301)
Stock grants issued	15,753		171			171
Stock based compensation expense			78			78

Balances at March 31, 2013	30,095,520	$301	$229,201	$41,254	$5,469	$276,225

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended Mar 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,576	$1,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(360)	2,732
Depreciation of premises and equipment	1,497	1,267
Accretion of purchase accounting adjustments	(7,858)	(5,755)
Net amortization of investment securities	1,899	2,481
Net deferred loan origination fees	(241)	94
Gain on sale of securities available for sale	(30)	(602)
Trading securities revenue	(146)	(144)
Purchases of trading securities	(61,878)	(80,588)
Proceeds from sale of trading securities	67,072	80,180
Repossessed real estate owned valuation write down	987	255
(Gain) loss on sale of repossessed real estate owned	(1)	272
Repossessed assets other than real estate valuation write down	47	56
Loss on sale of repossessed assets other than real estate	195	42
Gain on sale of loans held for sale	(87)	(83)
Loans originated and held for sale	(4,842)	(3,307)
Proceeds from sale of loans held for sale	5,507	6,833
Gain on disposal of and or sale of fixed assets	(5)	(37)
Gain on disposal of bank property held for sale	(31)	—
Deferred income taxes	1,188	342
Stock based compensation expense	146	160
Bank owned life insurance income	(339)	(358)
Bargain purchase gain from acquisition	—	(453)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	1,484	34
Net change in accrued interest payable, accrued expense, and other liabilities	(1,008)	(2,501)

Net cash provided by operating activities	7,772	2,233

Cash flows from investing activities:
Purchases of investment securities available for sale	(31,133)	(10,686)
Purchases of mortgage backed securities available for sale	(50,737)	(99,503)
Proceeds from maturities of investment securities available for sale	165	45
Proceeds from called investment securities available for sale	3,200	38,400
Proceeds from pay-downs of mortgage backed securities available for sale	29,271	34,878
Proceeds from sales of investment securities available for sale	—	12,781
Proceeds from sales of mortgage backed securities available for sale	9,789	72,809
Proceeds from sales of FHLB and FRB stock	1,279	—
Net decrease in loans	19,139	25,046
Cash received from FDIC loss sharing agreements	20,694	2,033
Purchases of premises and equipment, net	(489)	(2,585)
Proceeds from sale of repossessed real estate	5,992	5,929
Proceeds from sale of fixed assets	5	37
Proceeds from sale of bank property held for sale	931	—
Purchase of bank owned life insurance	—	(10,000)
Net cash from bank acquisitions	—	81,061

Net cash provided in investing activities	8,106	150,245

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended Mar 31,
	2013	2012

Cash flows from financing activities:
Net increase (decrease) in deposits	16,543	(204,733)
Net increase in securities sold under agreement to repurchase	1,629	6,523
Net increase in federal funds purchased	6,198	19,835
Net increase in other borrowed funds	—	10,000
Dividends paid	(301)	(300)

Net cash (used in) provided by financing activities	24,069	(168,675)

Net increase (decrease) in cash and cash equivalents	39,947	(16,197)
Cash and cash equivalents, beginning of period	136,748	151,095

Cash and cash equivalents, end of period	$176,695	$134,898

Transfer of loans to other real estate owned	$8,940	$7,270

Cash paid during the period for:
Interest	$1,799	$2,846

Income taxes	$185	$—

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1:	Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and our wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState”), and our non bank subsidiary, R4ALL, Inc. Our subsidiary bank operates through 55 full service banking locations in 18 counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from our subsidiary bank and manage their eventual disposition.

In addition, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our subsidiary bank located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia and Winston Salem, North Carolina. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits. The third revenue generating category includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2013 are not necessarily indicative of the results expected for the full year.

NOTE 2:	Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were 1,121,942 and 1,128,304 stock options that were anti dilutive at March 31, 2013 and 2012, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

For the three months ended March 31,	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$4,576	$1,313

Denominator:
Denominator for basic earnings per share
- weighted-average shares	30,089,726	30,065,631
Effect of dilutive securities:
Stock options and stock grants	69,462	22,557
Denominator for diluted earnings per share

- adjusted weighted-average shares	30,159,188	30,088,188

Basic earnings per share	$0.15	$0.04
Diluted earnings per share	$0.15	$0.04

NOTE 3:	Fair value

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to the date of the consolidated balance sheet but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of the date of the consolidated balance sheet, the fair value was determined by broker price indications of similar or same securities.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2). Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at March 31, 2013
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$26,249	—	$26,249	—
Mortgage backed securities	390,634	—	390,634	—
Municipal securities	43,651	—	43,651	—
Interest rate swap derivatives	1,025	—	1,025	—

Liabilities:
Interest rate swap derivatives	1,694	—	1,694	—

at December 31, 2012
Assets:
Trading securities	$5,048	—	$5,048	—
Available for sale securities
U.S. government sponsored entities and agencies	7,546	—	7,546	—
Mortgage backed securities	373,190	—	373,190	—
Municipal securities	45,022	—	45,022	—
Interest rate swap derivatives	1,131	—	1,131	—

Liabilities:
Interest rate swap derivatives	2,014	—	2,014	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level III in the fair value hierarchy.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at March 31, 2013
Assets:
Impaired loans
Residential real estate	$1,184	—	—	$1,184
Commercial real estate	5,473	—	—	5,473
Land, land development and construction	1,090	—	—	1,090
Commercial	883	—	—	883
Consumer	84	—	—	84
Other real estate owned
Residential real estate	$235	—	—	$235
Commercial real estate	7,300	—	—	7,300
Land, land development and construction	3,538	—	—	3,538
Bank owned real estate held for sale	1,582	—	—	1,582

at December 31, 2012
Assets:
Impaired loans
Residential real estate	$837	—	—	$837
Commercial real estate	8,379	—	—	8,379
Land, land development and construction	1,103	—	—	1,103
Commercial	905	—	—	905
Consumer	84	—	—	84
Other real estate owned
Residential real estate	$582	—	—	$582
Commercial real estate	5,933	—	—	5,933
Land, land development and construction	4,445	—	—	4,445
Bank owned real estate held for sale	2,482	—	—	2,482

Impaired loans with specific valuation allowances and/or partial charge-offs had recorded investment of $9,116, with a valuation allowance of $402, at March 31, 2013, and a recorded investment of $11,678, with a valuation allowance of $370, at December 31, 2012. The Company recorded a provision for loan loss expense of $35 on these loans during the three month period ending March 31, 2013.

Other real estate owned had a decline in fair value of $987 and $255 during the three month periods ending March 31, 2013 and 2012, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

Bank owned real estate held for sale represents certain branch office buildings which the Company has closed and consolidated to other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank owned property held for sale and included in Prepaid and

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Other Assets category in the Company’s Condensed Consolidated Balance Sheet during 2012. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. During the current quarter, one of the properties was sold. The net proceeds from the sale was $931 resulting in a gain on the sale of $31, which was included in other non interest revenue and fees in the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income. There were no related impairment charges recognized during the three month periods ending March 31, 2013 and 2012, respectively.

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

Loans, net: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Corporate Debentures: The fair values of the Company’s corporate debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at March 31, 2013	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$176,695	$176,695	$—	$—	$176,695
Investment securities available for sale	460,534	—	460,534	—	460,534
FHLB and FRB stock	8,470	—	—	—	n/a
Loans held for sale	2,131	—	2,131	—	2,131
Loans, less allowance for loan losses of $25,254	1,389,732	—	—	1,306,348	1,306,348
FDIC indemnification asset	97,958	—	—	—	n/a
Interest rate swap derivatives	1,025	—	1,025	—	1,025
Accrued interest receivable	6,590	—	—	6,590	6,590

Financial liabilities:
Deposits - without stated maturities	$1,580,844	$1,580,844	$—	$—	$1,580,844
Deposits - with stated maturities	432,752	—	439,286	—	439,286
Securities sold under agreement to repurchase	20,421	—	20,421	—	20,421
Federal funds purchased	45,130	—	45,130	—	45,130
Corporate debentures	16,977	—	8,494	—	8,494
Interest rate swap derivatives	1,694	—	1,694	—	1,694
Accrued interest payable	508	—	508	—	508

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

		Fair value measurements
at December 31, 2012	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$136,748	$136,748	$—	$—	$136,748
Trading securities	5,048	—	5,048	—	5,048
Investment securities available for sale	425,758	—	425,758	—	425,758
FHLB and FRB stock	9,749	—	—	—	n/a
Loans held for sale	2,709	—	2,709	—	2,709
Loans, less allowance for loan losses of $26,682	1,409,181	—	—	1,324,630	1,324,630
FDIC indemnification asset	119,289	—	—	—	n/a
Interest rate swap derivatives	1,131	—	1,131	—	—
Accrued interest receivable	6,100	—	—	6,100	6,100

Financial liabilities:
Deposits - without stated maturities	$1,521,928	$1,521,928	$—	$—	$1,521,928
Deposits - with stated maturities	475,304	—	483,220	—	483,220
Securities sold under agreement to repurchase	18,792	—	18,792	—	18,792
Federal funds purchased	38,932	—	38,932	—	38,932
Corporate debentures	16,970	—	—	8,477	8,477
Interest rate swap derivatives	2,014	—	2,014	—	2,014
Accrued interest payable	579	—	579	—	579

NOTE 4:	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month periods ending March 31, 2013 and 2012.

Three month period ending March 31, 2013

		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$23,598	$780	—	—	$24,378
Interest expense	(1,400)	(6)	(150)	—	(1,556)

Net interest income	22,198	774	(150)	—	22,822
Provision for loan losses	360	—	—	—	360
Non interest income	3,274	7,005	—	—	10,279
Non interest expense	(20,085)	(6,075)	(930)	—	(27,090)

Net income before taxes	5,747	1,704	(1,080)	—	6,371
Income tax (provision) benefit	(1,698)	(657)	560	—	(1,795)

Net income (loss)	$4,049	$1,047	($520)	—	$4,576

Total assets	$2,224,471	$159,342	$297,826	($292,400)	$2,389,239

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending March 31, 2012

		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$22,304	$1,186	—	—	$23,490
Interest expense	(2,255)	(8)	(247)	—	(2,510)

Net interest income	20,049	1,178	(247)	—	20,980
Provision for loan losses	(2,732)	—	—	—	(2,732)
Non interest income	5,291	8,354	—	—	13,645
Non interest expense	(22,322)	(6,968)	(796)	—	(30,086)

Net income before taxes	286	2,564	(1,043)	—	1,807
Income tax (provision) benefit	79	(965)	392	—	(494)

Net income (loss)	$365	$1,599	($651)	—	$1,313

Total assets	$2,358,746	$177,707	$293,859	($297,174)	$2,533,138

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through its subsidiary banks and a non bank subsidiary, R4ALL, with 55 full service banking locations in 18 counties throughout Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

Corporate overhead and administration: Corporate overhead and administration is comprised primarily of compensation and benefits for certain members of management, interest on parent company debt, office occupancy and depreciation of parent company facilities, certain merger related costs and other expenses.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 5:	Investment Securities Available for Sale

All of the mortgaged backed securities listed below were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$26,363	$38	$152	$26,249
Mortgage backed securities	383,592	8,056	1,014	390,634
Municipal securities	41,669	2,071	89	43,651

Total	$451,624	$10,165	$1,255	$460,534

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$7,465	$81	$—	$7,546
Mortgage backed securities	364,014	9,247	71	373,190
Municipal securities	42,570	2,504	52	45,022

Total	$414,049	$11,832	$123	$425,758

The cost of securities sold is determined using the specific identification method. Sales of available for sale securities were as follows:

For the three months ended:	Mar 31, 2013	Mar 31, 2012
Proceeds	$9,789	$85,590
Gross gains	30	885
Gross losses	—	283

The tax provision related to these net realized gains was $12 and $227, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of available for sale securities at March 31, 2013 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale	Value	Cost
Due in one year or less	$471	$470
Due after one year through five years	1,666	1,518
Due after five years through ten years	15,430	14,851
Due after ten years through thirty years	52,333	51,193
Mortgage backed securities	390,634	383,592

	$460,534	$451,624

Securities pledged at March 31, 2013 and December 31, 2012 had a carrying amount (estimated fair value) of $98,725 and $108,737 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$21,148	$152	$—	$—	$21,148	$152
Mortgage backed securities	63,478	1,014	—	—	63,478	1,014
Municipal securities	5,195	89	—	—	5,195	89

Total temporarily impaired securities	$89,821	$1,255	$—	$—	$89,821	$1,255

	December 31, 2012
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	30,840	71	—	—	30,840	71
Municipal securities	2,180	52	—	—	2,180	52

Total temporarily impaired securities	$33,020	$123	$—	$—	$33,020	$123

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At March 31, 2013, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6:	Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Mar 31, 2013	Dec 31, 2012
Loans not covered by FDIC loss share agreements
Real estate loans
Residential	$432,892	$428,554
Commercial	478,790	480,494
Land, development and construction	59,524	55,474

Total real estate	971,206	964,522
Commercial	115,217	124,225
Consumer and other loans (note 1)	2,818	2,732
Consumer and other loans	47,991	48,547

Loans before unearned fees and cost	1,137,232	1,140,026
Net unearned fees and costs	(217)	(458)
Allowance for loan losses for noncovered loans	(22,631)	(24,033)

Net loans not covered by FDIC loss share agreements	1,114,384	1,115,535

Loans covered by FDIC loss share agreements
Real estate loans
Residential	135,068	142,480
Commercial	130,549	134,413
Land, development and construction	7,777	13,259

Total real estate	273,394	290,152
Commercial	4,577	6,143

	277,971	296,295
Allowance for loan losses for covered loans	(2,623)	(2,649)

Net loans covered by FDIC loss share agreements	275,348	293,646

Total loans, net of allowance for loan losses	$1,389,732	$1,409,181

note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The tables below set forth the activity in the allowance for loan losses for the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended March 31, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(1,231)	—	(1,231)
Recoveries of loans previously charged-off	163	—	163

Net charge-offs	(1,068)	—	(1,068)
Provision for loan losses	(334)	(26)	(360)

Balance at end of period	$22,631	$2,623	$25,254

Three months ended March 31, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(4,826)	—	(4,826)
Recoveries of loans previously charged-off	160	—	160

Net charge-offs	(4,666)	—	(4,666)
Provision for loan losses	2,650	82	2,732

Balance at end of period	$25,569	$441	$26,010

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Loans not covered by FDIC loss share agreements:

Three months ended March 31, 2013
Beginning of the period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Charge-offs	(612)	(424)	(39)	(52)	(104)	(1,231)
Recoveries	80	27	14	10	32	163
Provision for loan losses	1,801	(782)	(860)	(479)	(14)	(334)

Balance at end of period	$8,100	$7,093	$5,326	$1,224	$888	$22,631

Three months ended March 31, 2012
Beginning of the period	$6,700	$8,825	$9,098	$1,984	$978	$27,585
Charge-offs	(1,295)	(1,088)	(2,108)	(44)	(291)	(4,826)
Recoveries	21	3	64	4	68	160
Provision for loan losses	207	(146)	2,683	(369)	275	2,650

Balance at end of period	$5,633	$7,594	$9,737	$1,575	$1,030	$25,569

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Loans covered by FDIC loss share agreements:

Three months ended March 31, 2013
Beginning of the period	$—	$2,335	$—	$314	$—	$2,649
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(25)	—	(1)	—	(26)

Balance at end of period	$—	$2,310	$—	$313	$—	$2,623

Three months ended March 31, 2012
Beginning of the period	$82	$223	$40	$14	$—	$359
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	69	—	13	—	82

Balance at end of period	$82	$292	$40	$27	$—	$441

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of March 31, 2013	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$611	$250	$100	$1	$28	$990
Collectively evaluated for impairment	7,489	6,843	5,226	1,223	860	21,641
Acquired with deteriorated credit quality	—	2,310	—	313	—	2,623

Total ending allowance balance	$8,100	$9,403	$5,326	$1,537	$888	$25,254

Loans:
Loans individually evaluated for impairment	$8,948	$27,711	$1,335	$1,723	$387	$40,104
Loans collectively evaluated for impairment	423,944	451,079	58,189	113,494	47,604	1,094,310
Loans acquired with deteriorated credit quality	135,068	130,549	7,777	4,577	2,818	280,789

Total ending loan balances	$567,960	$609,339	$67,301	$119,794	$50,809	$1,415,203

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
As of December 31, 2012	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$610	$277	$107	$1	$27	$1,022
Collectively evaluated for impairment	6,221	7,995	6,104	1,744	947	23,011
Acquired with deteriorated credit quality	—	2,335	—	314	—	2,649

Total ending allowance balance	$6,831	$10,607	$6,211	$2,059	$974	$26,682

Loans:

Loans individually evaluated for impairment	$9,936	$32,860	$1,520	$3,470	$393	$48,179
Loans collectively evaluated for impairment	418,618	447,634	53,954	120,755	48,154	1,089,115
Loans acquired with deteriorated credit quality	142,480	134,413	13,259	6,143	2,732	299,027

Total ending loan balance	$571,034	$614,907	$68,733	$130,368	$51,279	$1,436,321

The table below summarizes impaired loan data for the periods presented.

	Mar 31, 2013	Dec 31, 2012
Impaired loans with a specific valuation allowance	$10,163	$10,744
Impaired loans without a specific valuation allowance	29,941	37,435

Total impaired loans	$40,104	$48,179
Amount of allowance for loan losses allocated to impaired loans	$990	$1,022

Performing TDRs	$9,568	$8,841
Non performing TDRs, included in NPLs	4,505	5,819

Total TDRs (TDRs are required to be included in impaired loans)	$14,073	$14,660
Impaired loans that are not TDRs	26,031	33,519

Total impaired loans	$40,104	$48,179

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally twelve to twenty-four months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $14,073 of TDRs. Of this amount $9,568 are performing pursuant to their modified terms, and $4,505 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”).

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of March 31, 2013 and December 31, 2012 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of March 31, 2013	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,197	$1,829	$8,026
Commercial	2,634	2,339	4,973
Land, development, construction	157	211	368

Total real estate loans	8,988	4,379	13,367
Commercial	314	5	319
Consumer and other	266	121	387

Total TDRs	$9,568	$4,505	$14,073

As of December 31, 2012	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$6,446	$1,778	$8,224
Commercial	1,589	3,701	5,290
Land, development, construction	202	231	433

Total real estate loans	8,237	5,710	13,947
Commercial	315	5	320
Consumer and other	289	104	393

Total TDRs	$8,841	$5,819	$14,660

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $55 and partial charge offs of $35 on the TDR loans described above during the three month period ending March 31, 2013.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 68% of our TDRs are current pursuant to their modified terms, and about $4,505, or approximately 32% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified as for which there was a payment default within twelve months following the modification during the period ending March 31, 2013 and December 31, 2012.

	Year ending		Year ending
	March 31, 2013		December 31, 2012
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	8	$1,010	10	$758
Commercial real estate	2	1,209	4	2,567
Land, development, construction	1	55	4	156
Consumer and other	1	45	1	45

Total	12	$2,319	19	$3,526

The Company recorded a provision for loan loss expense of $32 and partial charge offs of $27 on TDR loans that subsequently defaulted as described above during the three month period ending March 31, 2013.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of March 31, 2013	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$922	$922	$—
Commercial real estate	28,444	26,334	—
Land, development, construction	1,921	966	—
Commercial	1,816	1,719	—

With an allowance recorded:
Residential real estate	8,340	8,026	611
Commercial real estate	1,432	1,377	250
Land, development, construction	426	368	100
Commercial	5	5	1
Consumer, other	395	387	28

Total	$43,701	$40,104	$990

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2012	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$1,712	$1,712	$—
Commercial real estate	33,789	31,171	—
Land, development, construction	2,042	1,087	—
Commercial	3,556	3,465	—

With an allowance recorded:
Residential real estate	8,624	8,224	610
Commercial real estate	1,742	1,689	277
Land, development, construction	664	433	107
Commercial	5	5	1
Consumer, other	395	393	27

Total	$52,529	$48,179	$1,022

As of March, 31, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,442	$74	$—
Commercial	30,285	257	—
Land, development, construction	1,427	2	—

Total real estate loans	41,154	333	—

Commercial loans	2,597	8	—
Consumer and other loans	390	3	—

Total	$44,141	$344	$—

As of March, 31, 2012	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$10,137	$62	$—
Commercial	27,781	325	—
Land, development, construction	8,919	9	—
Total real estate loans	46,837	396	—

Commercial loans	6,351	16	—
Consumer and other loans	499	5	—

Total	$53,687	$417	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonperforming loans were as follows:
	Mar 31, 2013	Dec 31, 2012
Non accrual loans	$24,456	$25,448
Loans past due over 90 days and still accruing interest	316	293

Total non performing loans	$24,772	$25,741

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

As of March 31, 2013	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,014	$—
Commercial real estate	9,223	—
Land, development, construction	2,284	—
Commercial	1,561	—
Consumer, other	374	316

Total	$24,456	$316

As of December 31, 2012	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,993	$—
Commercial real estate	11,459	—
Land, development, construction	2,032	—
Commercial	1,650	—
Consumer, other	314	293

Total	$25,448	$293

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

	Accruing Loans
As of March 31, 2013	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$432,892	$4,836	$2,162	$—	$6,998	$414,880	$11,014
Commercial real estate	478,790	2,821	314	—	3,135	466,432	9,223
Land/dev/construction	59,524	522	125	—	647	56,593	2,284
Commercial	115,217	527	3	—	530	113,126	1,561
Consumer	50,809	255	522	316	1,093	49,342	374

	$1,137,232	$8,961	$3,126	$316	$12,403	$1,100,373	$24,456

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Accruing Loans
As of December 31, 2012	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$428,554	$1,632	$677	$—	$2,309	$416,252	$9,993
Commercial real estate	480,494	1,663	1,147	—	2,810	466,225	11,459
Land/dev/construction	55,474	115	624	—	739	52,703	2,032
Commercial	124,225	203	416	—	619	121,956	1,650
Consumer	51,279	456	489	293	1,238	49,727	314

	$1,140,026	$4,069	$3,353	$293	$7,715	1,106,863	$25,448

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

	As of March 31, 2013
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$410,438	$5,383	$17,071	$—
Commercial real estate	391,646	54,445	32,699	—
Land/dev/construction	43,629	11,948	3,947	—
Commercial	105,652	5,482	4,083	—
Consumer	49,659	579	571	—

	$1,001,024	$77,837	$58,371	$—

	As of December 31, 2012
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$400,244	$4,797	$23,513	$—
Commercial real estate	394,238	44,933	41,323	—
Land/dev/construction	39,650	11,994	3,830	—
Commercial	114,067	3,978	6,180	—
Consumer	49,894	613	772	—

	$998,093	$66,315	$75,618	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, based on payment activity as of March 31, 2013:

	Residential	Consumer
Performing	$421,878	$50,119
Nonperforming	11,014	690

Total	$432,892	$50,809

Purchased Credit Impaired Loans:

Income recognized on loans we purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2013 and December 31, 2012. Contractually required principal and interest payments have been adjusted for estimated prepayments.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Mar 31, 2013	Dec 31, 2012
Contractually required principal and interest	$486,531	$534,989
Non-accretable difference	(110,243)	(142,855)

Cash flows expected to be collected	376,288	392,134
Accretable yield	(95,499)	(93,107)

Carrying value of acquired loans	$280,789	$299,027
Allowance for loan losses	(2,623)	(2,649)

Carrying value less allowance for loan losses	$278,166	$296,378

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $5,405 from non-accretable difference to accretable yield during the current quarter to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month period ending March 31, 2013.

Activity during the three month period ending March 31, 2013	Dec 31, 2012	income accretion	all other adjustments	Mar 31, 2013
Contractually required principal and interest	$534,989		$(48,458)	$486,531
Non-accretable difference	(142,855)	—	32,612	(110,243)

Cash flows expected to be collected	392,134		(15,846)	376,288
Accretable yield	(93,107)	7,827	(10,219)	(95,499)

Carry value of acquired loans	$299,027	$7,827	$(26,065)	$280,789

NOTE 7:	FDIC indemnification asset

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010 and the acquisition of two failed banks in 2012. The activity in the FDIC loss share indemnification asset is as follows:

	Three months period ended Mar 31, 2013	Twelve months period ended Dec 31, 2012
Beginning of the year	$119,289	$50,642
Effect of acquisitions	—	85,088
Amortization, net	(2,199)	(3,096)
Indemnification income - ORE	649	4,185
Indemnification of foreclosure expense	934	2,425
Proceeds from FDIC	(20,694)	(21,787)
Impairment of loan pool	(21)	1,832

Period end balance	$97,958	$119,289

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and 80% of that loss is recognized as income from FDIC reimbursement, and included in this line item. During the quarter ended March 31, 2013, the estimated amount of impairment declined, which resulted in a reversal of $21 of income previously recognized.

Indemnification Revenue

Indemnification Revenue represents approximately 80% of the cost incurred pursuant to the repossession process and losses incurred on the sale of OREO, or writedown of OREO values to current fair value. These costs are reimbursable from the FDIC.

Amortization , net

On the date of an FDIC acquisition, the Company estimates the amount and the timing of expected future losses that will be covered by the FDIC loss sharing agreements. The FDIC indemnification asset is initially recorded as the discounted value of the reimbursement of losses from the FDIC. Discount accretion is recognized over the estimated period of losses, and the Company updates its estimate of future losses and the timing of the losses each quarter. To the extent management estimates that future losses are less than initial estimate of future losses, management adjusts its estimates of future expected reimbursements and any decrease in the expected future reimbursements is amortized over the shorter of the loss share period or the life of the related loan by amortization in this line item. Based upon the most recent estimate of future losses, the Company expects less reimbursements from the FDIC and is amortizing the estimated reduction as described in the previous sentence.

Indemnification of foreclosure expense

Indemnification of foreclosure expense represents approximately 80% of the foreclosure related expenses incurred and reimbursable from the FDIC. Foreclosure expense is included in non interest expense. The amount of the reimbursable portion of the expense reduces foreclosure expense included in non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8:	Subsequent events

On April 25, 2013, the Company’s shareholders approved the CenterState 2013 Equity Incentive Plan (the “2013 Plan”) for directors and employees. The 2013 Plan authorizes the issuance of up to 1,600,000 shares of the Company’s stock which may be awarded through the 2023 expiration of the plan. Of this amount, 1,525,000 shares are allocated to employees, all of which may be issued as Incentive Stock Options, and 75,000 shares allocated to directors.

NOTE 9:	Effect of new pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution. When an entity recognizes such an indemnification asset and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs as a result of a change in the cash flows expected to be collected on the indemnified asset, the guidance requires the entity to recognize the change in the measurement of the indemnification asset on the same basis as the indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and early adoption is permitted. The amendments are to be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The impact of this amendment on the consolidated financial statements had no effect.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts presented herein are in thousands, except per share data.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2013 AND DECEMBER 31, 2012

Overview

Our total assets increased slightly between March 31, 2013 and year end 2012 primarily due to increases in total deposits, repurchase agreements and federal funds purchased. The cash received from the increase in these liabilities, along with the decrease in our net loans outstanding, were the primary reasons for the increases in our investment securities and federal funds sold and Federal Reserve deposits. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $155,872 at March 31, 2013 (approximately 6.5% of total assets) as compared to $117,588 at December 31, 2012 (approximately 5.0% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $460,534 at March 31, 2013 (approximately 19.3% of total assets) compared to $425,758 at December 31, 2012 (approximately 18.0% of total assets), an increase of $34,776 or 8.2%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings and Comprehensive Income. Securities purchased for this portfolio have primarily been various municipal securities. We held no trading securities as of March 31, 2013. A list of the activity in this portfolio is summarized below.

	Three month period ended Mar 31, 2013	Three month period ended Mar 31, 2012
Beginning balance	$5,048	$—
Purchases	61,878	80,588
Proceeds from sales	(67,072)	(80,180)
Net realized gain on sales	146	144

Ending balance	$—	$552

Loans held for sale

We also have a loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. These loans are recorded at the lower of cost or market. Gains and losses on the sale of loans held for sale are included as a component of non interest income in our Condensed Consolidated Statement of Earnings and Comprehensive Income. A list of the activity in this portfolio is summarized below.

	Three month period ended Mar 31, 2013	Three month period ended Mar 31, 2012
Beginning balance	$2,709	$3,741
Loans originated	4,842	3,307
Proceeds from sales	(5,507)	(6,833)
Net realized gain on sales	87	83

Ending balance	$2,131	$298

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the quarter ended March 31, 2013, were $1,420,227, or 70.4% of average earning assets, as compared to $1,433,225, or 67.3% of average earning assets, for the quarter ending March 31, 2012. Total loans at March 31, 2013 and December 31, 2012 were $1,414,986 and $1,435,863, respectively, a decrease of $20,877, or 1.5%. This represents a loan to total asset ratio of 59.2% and 60.8% and a loan to deposit ratio of 70.3% and 71.9%, at March 31, 2013 and December 31, 2012, respectively.

Approximately 19.6% of our loans, or $277,971, are covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. Within the FDIC covered loan portfolio, forty-nine percent (49%) are collateralized by single family residential real estate and forty-seven percent (47%) are collateralized by commercial real estate. The remainder of our covered loans included land, land development, and non-real estate commercial loans.

Our loans that are not covered by FDIC loss sharing agreements at March 31, 2013 and December 31, 2012 were $1,137,015 and $1,139,568, respectively, a decrease of $2,553, or 0.2%. After five consecutive quarters of increasing loan production (originations), new loan originations (actual funded) during the current quarter was down slightly at $43,607. New loan origination (funded during the quarter of origination) for the current quarter compared to the prior five quarters is presented in the table below:

(unaudited)	1Q13	4Q12	3Q12	2Q12	1Q12
New loan production (funded)	$43,607	$54,819	$51,519	$48,357	$43,056
Average yield	4.27%	4.31%	4.40%	4.43%	4.34%

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

Our total loans, including those with and without loss sharing agreements, total $1,414,986 at March 31, 2013. Of this amount approximately 88% are collateralized by real estate, 8% are commercial non real estate loans and the remaining 4% are consumer and other non real estate loans. We have approximately $567,960 of single family residential loans which represents about 40% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 43% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Mar 31, 2013	Dec 31, 2012

Loans not covered by FDIC loss share agreements
Real estate loans
Residential	$432,892	$428,554
Commercial	478,790	480,494
Land, development, construction	59,524	55,474

Total real estate	971,206	964,522
Commercial	115,217	124,225
Consumer and other loans (note 1)	2,818	2,732
Consumer and other	47,991	48,547

Loans before unearned fees and cost	1,137,232	1,140,026
Unearned fees/costs	(217)	(458)
Allowance for loan losses for noncovered loans	(22,631)	(24,033)

Net loans not covered by FDIC loss share agreements	1,114,384	1,115,535

Loans covered by FDIC loss share agreements
Real estate loans
Residential	135,068	142,480
Commercial	130,549	134,413
Land, development, construction	7,777	13,259

Total real estate	273,394	290,152
Commercial	4,577	6,143

	277,971	296,295
Allowance for loan losses for covered loans	(2,623)	(2.649)

Net loans covered by FDIC loss share agreements	275,348	293,646

Total loans, net of allowance for loan losses	$1,389,732	$1,409,181

note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans are being accounted for pursuant to ASC Topic 310-30.

Credit quality and allowance for loan losses

Commercial, commercial real estate, land, land development and construction loans in excess of $500 are monitored and evaluated for impairment on an individual loan basis. Commercial, commercial real estate, land, land development and construction loans less than $500 are evaluated for impairment on a pool basis. All consumer and single family residential loans are evaluated for impairment on a pool basis.

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

The third component consists of amounts reserved for purchased credit impaired loans. On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio. The aggregate of these three components results in our total allowance for loan losses.

In the table below we have shown the components, as discussed above, of our allowance for loan losses at March 31, 2013 and December 31, 2012.

	Mar 31, 2013			Dec 31, 2012			increase (decrease)
	loan balance	ALLL balance	%	loan Balance	ALLL balance	%	loan balance	ALLL balance
Impaired loans	$40,104	$990	2.47%	$48,179	$1,022	2.12%	$(8,075)	$(32)	35bps
Non impaired loans	1,096,911	21,641	1.97%	1,091,389	23,011	2.11%	5,522	(1,370)	-14bps

Loans (note 1)	1,137,015	22,631	1.99%	1,139,568	24,033	2.11%	(2,553)	(1,402)	-12bps
Covered loans (note 2)	277,971	2,623		296,295	2,649		(18,324)	(26)

Total loans	$1,414,986	$25,254	1.78%	$1,435,863	$26,682	1.86%	$(20,877)	$(1,428)	-8bps

note 1:	Total loans not covered by FDIC loss share agreements.
note 2:	Loans covered by FDIC loss share agreements. Eighty percent of any losses in this portfolio will be reimbursed by the FDIC and recognized as FDIC Indemnification income and included in non-interest income within the Company’s condensed consolidated statement of operations. Six loan pools with an aggregate carrying value of $29,701 are impaired at March 31, 2013, and have a specific allowance of $2,623. The aggregate carrying value of $29,701 represents approximately 76% of the underlying loan balances outstanding.

The general loan loss allowance (non-impaired loans) decreased by $1,370 due to the continued improvement in our credit metrics. Prior to the current quarter end, management evaluated the purchased loans from Federal Trust Bank as a separate segment because they were selected performing loans as of the November 1, 2011 purchase date and because management had the option to put back any loan that became 30 days past due or adversely classified for a one year period which expired on November 1, 2012. We evaluated this loan portfolio segment during the current quarter ended March 31, 2013 and concluded that these loans no longer needed to be analyzed as a separate loan portfolio segment when estimating the allowance for loan losses. The difference between evaluating these loans as a separate segment versus including them in our historical classifications was not material.

Prior to March 31, 2013 there was no general loan loss allowance associated with the performing loans purchased from TD Bank because they were selected performing loans as of the purchase date and because management had the option to put back any loan that became 30 days past due or adversely classified for a two year period which expired in January 2013. Effective March 31, 2013, these loans are included in the Company’s historical loan categories for general loan loss allowance analysis and calculation purposes.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans not covered by an FDIC loss sharing agreement on a loan by loan basis. We recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $3,597 to $40,104 ($39,114 when the $990 specific allowance is considered) from their legal unpaid principal balance outstanding of $43,701. In the aggregate, total impaired loans have been written down to approximately 90% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 71% of their legal unpaid principal balance. The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $24,772 at March 31, 2013) have been written down to approximately 78% of their legal unpaid principal balance.

Any losses in loans covered by FDIC loss share agreements, as described in note 2 above, are reimbursable from the FDIC to the extent of 80% of any losses. These loans are being accounted for pursuant to ASC Topic 310-30. On a quarterly basis, management updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at March 31, 2013. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended March 31, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(1,231)	—	(1,231)
Recoveries of loans previously charged-off	163	—	163

Net charge-offs	(1,068)	—	(1,068)
Provision for loan loss	(334)	(26)	(360)

Balance at end of period	$22,631	$2,623	$25,254

Three months ended March 31, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(4,826)	—	(4,826)
Recoveries of loans previously charged-off	160	—	160

Net charge-offs	(4,666)	—	(4,666)
Provision for loan losses	2,650	82	2,732

Balance at end of period	$25,569	$441	$26,010

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 2.18% at March 31, 2013, compared to 2.26% at December 31, 2012.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $31,338 at March 31, 2013, compared to $33,386 at December 31, 2012. Non performing assets as a percentage of total assets were 1.31% at March 31, 2013, compared to 1.41% at December 31, 2012.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated.

	Mar 31, 2013	Dec 31, 2012
Non-accrual loans (note 1)	$24,456	$25,448
Past due loans 90 days or more and still accruing interest (note 1)	316	293

Total non-performing loans (NPLs) (note 1)	24,772	25,741

Other real estate owned (OREO) (note 1)	6,186	6,875
Repossessed assets other than real estate (note 1)	380	770

Total non-performing assets (NPAs) (note 1)	$31,338	$33,386

Total NPLs as a percentage of total loans (note 1)	2.18%	2.26%
Total NPAs as a percentage of total assets (note 1)	1.31%	1.41%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans (note 1)	1.06%	0.65%
Allowance for loan losses, excluding FDIC covered loans	$22,631	$24,033
Allowance for loan losses as a percentage of NPLs (note 1)	91%	93%

Note 1:	Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of March 31, 2013 the Company had reported a total of 192 non accrual loans with an aggregate carrying value of $24,456, compared to December 31, 2012 when 184 non accrual loans with an aggregate book value of $25,448 were reported. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate loans	$11,014	45%	89
Commercial real estate loans	9,223	38%	33
Land, development and construction loans	2,283	9%	19
Non real estate commercial loans	1,561	6%	26
Non real estate consumer and other loans	375	2%	25

Total non accrual loans at March 31, 2013	$24,456	100%	192

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At March 31, 2013, total OREO was $35,620.

Of this amount, $29,434 is covered by FDIC loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $6,186 at March 31, 2013. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Statement of Earnings and Comprehensive Income. OREO is further delineated in the table below.

(unaudited) Description of repossessed real estate	carrying amount at Mar 31, 2013
6 single family homes	$830
10 residential building lots	930
14 commercial buildings	2,186
Land / various acreages	2,240

Total, excluding OREO covered by FDIC loss share agreements	$6,186

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At March 31, 2013 we have identified a total of $40,104 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $990 has been attached to $10,163 of the total identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $40,104, has been partially charged down by $3,597 from their aggregate legal unpaid balance of $43,701. The table below summarizes impaired loan data for the periods presented.

	Mar 31, 2013	Dec 31, 2012
Impaired loans with a specific valuation allowance	$10,163	$10,744
Impaired loans without a specific valuation allowance	29,941	37,435

Total impaired loans	$40,104	$48,179
Amount of allowance for loan losses allocated to impaired loans	$990	$1,022

Performing TDRs	$9,568	$8,841
Non performing TDRs, included in NPLs	4,505	5,819

Total TDRs (TDRs are required to be included in impaired loans)	$14,073	$14,660
Impaired loans that are not TDRs	26,031	33,519

Total impaired loans	$40,104	$48,179

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of March 31, 2013, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $96,946 at March 31, 2013 compared to $97,954 at December 31, 2012, a decrease of $1,008 or 1.0%. This amount is the result of purchases net of disposals of $489 less $1,497 of depreciation expense.

Deposits

During the quarter, total deposits increased by $16,364 (time deposits decreased by $42,552 and non-time deposits increased by $58,916). The loan to deposit ratio was approximately 70% at quarter end. The cost of interest bearing deposits decreased 3 bps to 0.38% in the current quarter compared to 0.41% in the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) decreased by 3 bps to 0.28% in the current quarter compared to 0.31% in the prior quarter. The table below summarizes the Company’s deposit mix over the periods indicated.

	Mar 31, 2013	% of total	Dec 31, 2012	% of total
Demand - non-interest bearing	$565,404	28%	$519,510	26%
Demand - interest bearing	459,528	23%	452,961	23%
Savings deposits	239,127	12%	238,216	12%
Money market accounts	316,785	16%	311,241	16%
Time deposits	432,752	21%	475,304	23%

Total deposits	$2,013,596	100%	$1,997,232	100%

Securities sold under agreement to repurchase

Our subsidiary banks enter into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the banks pledge investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $20,421 at March 31, 2013 compared to $18,792 at December 31, 2012.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At March 31, 2013 we had $45,130 of correspondent bank deposits or federal funds purchased, compared to $38,932 at December 31, 2012.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At March 31, 2013 and December 31, 2012, there were no outstanding advances from the Federal Home Loan Bank.

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

Stockholders’ equity

Stockholders’ equity at March 31, 2013, was $276,225, or 11.6% of total assets, compared to $273,531, or 11.6% of total assets at December 31, 2012. The increase in stockholders’ equity was due to the following items:

$273,531	Total stockholders’ equity at December 31, 2012
4,576	Net income during the period
(301)	Dividends paid on common shares, $0.01 per common share
(1,830)	Net decrease in market value of securities available for sale, net of deferred taxes
249	Employee equity based compensation

$276,225	Total stockholders’ equity at March 31, 2013

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2013, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2013 and December 31, 2012 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A. are presented in the tables below. There is no threshold for “well-capitalized” status for bank holding companies.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2013
Total capital (to risk weighted assets)	$253,529	18.5%	$109,415	> 8%	$144,114
Tier 1 capital (to risk weighted assets)	236,332	17.3%	54,707	> 4%	181,625
Tier 1 capital (to average assets)	236,332	10.1%	93,514	> 4%	142,818

December 31, 2012
Total capital (to risk weighted assets)	$249,016	17.9%	$111,360	> 8%	$137,656
Tier 1 capital (to risk weighted assets)	231,501	16.6%	55,680	> 4%	175,821
Tier 1 capital (to average assets)	231,501	9.9%	93,432	> 4%	138,069

CenterState Bank of Florida, N.A.	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2013
Total capital (to risk weighted assets)	$235,577	17.3%	$136,268	> 10%	$99,309
Tier 1 capital (to risk weighted assets)	218,444	16.0%	81,761	> 6%	136,683
Tier 1 capital (to average assets)	218,444	9.4%	115,960	> 5%	102,484

December 31, 2012
Total capital (to risk weighted assets)	$230,590	16.6%	$138,530	> 10%	$92,060
Tier 1 capital (to risk weighted assets)	213,161	15.4%	83,118	> 6%	130,043
Tier 1 capital (to average assets)	213,161	9.2%	115,789	> 5%	97,372

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

Overview

We recognized net income of $4,576 or $0.15 per share basic and diluted for the three month period ended March 31, 2013, compared to net income of $1,313 or $0.04 per share basic and diluted for the same period in 2012. The primary differences between the two periods include an increase in our net interest margin (“NIM”) for reasons discussed below, significant reduction in loan loss provision expense due primarily to improved credit metrics, and merger related expenses recognized in the first quarter of last year related to our acquisitions of First Guaranty Bank and Central Florida State Bank. Each of these items, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $1,842 or 9% to $22,822 during the three month period ended March 31, 2013 compared to $20,980 for the same period in 2012. The $1,842 increase was the result of a $888 increase in interest income and a $954 decrease in interest expense.

Interest earning assets averaged $2,018,231 during the three month period ended March 31, 2013 as compared to $2,129,142 for the same period in 2012, a decrease of $110,911, or 5%. The yield on average interest earning assets increased 46bps to 4.90% (46bps to 4.96% tax equivalent basis) during the three month period ended March 31, 2013, compared to 4.44% (4.50% tax equivalent basis) for the same period in 2012. The combined effects of the $110,911 increase in average interest earning assets and the 46bps (46bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $888 ($839 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,544,529 during the three month period ended March 31, 2013 as compared to $1,722,258 for the same period in 2012, a decrease of $177,729, or 10%. The cost of average interest bearing liabilities decreased 18bps to 0.41% during the three month period ended March 31, 2013, compared to 0.59% for the same period in 2012. The combined effects of the $177,729 decrease in average interest bearing liabilities and the 18bps decrease in cost of average interest bearing liabilities resulted in the $954 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2013 and 2012 on a tax equivalent basis.

	Three months ended March 31,
	2013			2012
	Average balance	Interest inc / exp	Average rate	Average balance	Interest inc / exp	Average rate
Loans (notes 1, 2, 8)	$1,136,076	$13,796	4.92%	$1,116,804	$14,521	5.23%
Covered loans	284,151	7,749	11.06%	316,421	5,265	6.69%
Securities- taxable	417,185	2,389	2.32%	529,951	3,368	2.56%
Securities- tax exempt (note 8)	43,043	533	5.02%	37,487	521	5.59%
Fed funds sold and other (note 3)	137,776	198	0.58%	128,479	151	0.47%

Total interest earning assets	2,018,231	24,665	4.96%	2,129,142	23,826	4.50%

Allowance for loan losses	(26,782)			(28,421)
All other assets	398,334			395,308

Total assets	$2,389,783			$2,496,029

Interest bearing deposits (note 4)	1,462,511	1,383	0.38%	1,610,176	2,232	0.56%
Fed funds purchased	44,662	5	0.05%	68,842	8	0.05%
Other borrowings (note 5)	20,381	18	0.36%	26,292	106	1.62%
Corporate debenture	16,975	150	3.58%	16,948	164	3.89%

Total interest bearing liabilities	1,544,529	1,556	0.41%	1,722,258	2,510	0.59%

Demand deposits	545,579			494,898
Other liabilities	25,200			15,665
Stockholders’ equity	274,475			263,208

Total liabilities and stockholders’ equity	$2,289,783			$2,496,029

Net interest spread (tax equivalent basis) (note 6)			4.55%			3.91%

Net interest income (tax equivalent basis)		$23,109			$21,316

Net interest margin (tax equivalent basis) (note 7)			4.64%			4.03%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $46 and $168 for the three month periods ended March 31, 2013 and 2012.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($179) and ($556) for the three month periods ended March 31, 2013 and 2012.
note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
note 7:	Represents net interest income divided by total interest earning assets.
note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.

During the current quarter the covered loan yield increased because the cash received (or the estimate of the value of the asset repossessed and transferred to OREO) exceeded the amount that was previously estimated. This occurred in several loan pools during the quarter and resulted in additional income of approximately $1,849. Excluding this amount from interest income during the current quarter, the yield on the FDIC covered loan portfolio is equal to approximately 8.42% compared to the reported 11.06%, and the NIM is equal to approximately 4.27% compared to the reported 4.64%.

Provision for loan losses

The provision for loan losses decreased $3,092, or 113%, to $(360) during the three month period ending March 31, 2013 compared to $2,732 for the comparable period in 2012, which was one of the primary reasons for the increase in our current quarter’s net income. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2013 was $10,279 compared to $13,645 for the comparable period in 2012. This decrease was the result of the following components listed in the table below.

Three month period ending:	Mar 31, 2013	Mar 31, 2012	$ increase (decrease)	% increase (decrease)
Service charges on deposit accounts	$1,819	$1,483	$336	22.7%
Income from correspondent banking and bond sales division	6,140	7,784	(1,644)	(21.1%)
Correspondent banking division – other fees	660	391	269	68.8%
Commissions from sale of mutual funds and annuities	745	660	85	12.9%
Debit card and ATM fees	1,066	915	151	16.5%
Loan related fees	111	200	(89)	(44.5%)
BOLI income	339	358	(19)	(5.3%)
Trading securities revenue	146	144	2	1.4%
FDIC indemnification asset-amortization (see explanation below)	(2,199)	(537)	(1,662)	309.5%
FDIC OREO indemnification income	649	498	151	30.3%
FDIC pool impairment indemnification income	(21)	—	(21)	n/a
Trust income	325	208	117	56.3%
Other service charges and fees	469	486	(17)	(3.5%)
Gain on sale of securities	30	602	(572)	(95.0%)

Subtotal	$10,279	$13,192	$(2,913)	(22.1%)
Bargain purchase gain	—	453	(453)	n/a

Total non-interest income	$10,279	$13,645	$(3,366)	(24.7%)

When the estimate of future losses in covered loans decrease (i.e. future cash flows increase), this increase in cash flows is accreted into interest income, increasing yields, over the remaining life of the related loan pool. The indemnification asset (“IA”) represents the amount that is expected to be collected from the FDIC for reimbursement of 80% of the estimated losses in the covered pools. When the Company decreases its estimate of future losses, the expected reimbursement from the FDIC, or IA, is decreased by 80% of this amount. The decrease in estimated reimbursements is expensed (negative accretion) over the lesser of the remaining expected life of the related loan pool(s) or the remaining term of the related loss share agreement(s), and is included in the Company’s non-interest income as a negative amount.

At March 31, 2013, the total IA on the Company’s balance sheet was $97,958. Of this amount, the Company expects to receive reimbursements from the FDIC of approximately $70,010 related to future estimated losses, and expects to write-off approximately $27,948 for previously estimated losses that are no longer expected. The $27,948 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At March 31, 2013, the $27,948 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) in the Company’s non-interest income as summarized below.

Year		Year
2013 (9 months)	28.4%	2017	5.6%
2014	27.8%	2018	4.6%
2015	16.3%	2019 thru 2021	7.0%

2016	10.3%	Total	100.0%

When a FDIC covered OREO property is sold at a loss, the loss is included in non-interest expense as loss on sale of OREO, and 80% of the loss is recorded as FDIC OREO indemnification income and included in non-interest income. When a FDIC covered loan pool is impaired, the impairment expense is included in loan loss provision expense, and 80% of the impairment expense is recorded as FDIC pool impairment indemnification income and included in non-interest income.

Non-interest expense

Non-interest expense for the three months ended March 31, 2013 decreased $2,996, or 10.0%, to $27,090, compared to $30,086 for the same period in 2012. Components of our non-interest expenses are listed in the table below.

Three month period ending:	Mar 31, 2013	Mar 31, 2012	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$12,665	$13,919	$(1,254)	(9.0%)
Employee incentive/bonus compensation	1,094	762	332	43.6%
Employee stock based compensation	146	160	(14)	(8.6%)
Employer 401K matching contributions	367	337	30	9.0%
Deferred compensation expense	141	123	18	14.2%
Health insurance and other employee benefits	951	1,021	(70)	(6.9%)
Payroll taxes	1,017	1,093	(76)	(7.0%)
Other employee related expenses	296	186	110	59.4%
Incremental direct cost of loan origination	(437)	(140)	(297)	212.4%

Total salaries, wages and employee benefits	$16,240	$17,461	$(1,221)	(7.0%).

Loss (gain) on sale of OREO	76	(36)	112	(313.7%)
(Gain) loss on sale of FDIC covered OREO	(77)	308	(385)	(125.0%)
Valuation write down (recovery) of OREO	342	(62)	404	(651.6%)
Valuation write down of FDIC covered OREO	645	317	328	103.5%
Loss on repossessed assets other than real estate	242	98	144	146.8%
Loan put back expense	4	24	(20)	(83.1%)
Foreclosure and repossession related expenses	441	625	(184)	(29.5%)
Foreclosure and repo expense, FDIC (note 1)	348	317	31	9.8%

Total credit related expenses	2,021	1,591	430	27.0%

Occupancy expense	1,892	2,061	(169)	(8.2%)
Depreciation of premises and equipment	1,497	1,267	230	18.2%
Supplies, stationary and printing	288	315	(27)	(8.5%)
Marketing expenses	528	584	(56)	(9.6%)
Data processing expense	884	1,005	(121)	(12.1%)
Legal, auditing and other professional fees	783	620	163	26.2%
Bank regulatory related expenses	581	700	(119)	(17.0%)
Postage and delivery	285	323	(38)	(11.8%)
ATM and debit card related expenses	511	262	249	95.0%
CDI and Trust intangible amortization	306	318	(12)	(3.8%)
Internet and telephone banking	224	277	(53)	(19.2%)
Visa/Mastercard processing and prepaid card expenses	14	40	(26)	(65.1%)
Put-back option amortization	37	182	(145)	(79.7%)
Operational write-offs and losses	16	142	(126)	(88.7%)
Correspondent accounts and Federal Reserve charges	109	133	(24)	(18.3%)
Conferences/Seminars/Education/Training	153	130	23	18.1%
Director fees	102	91	11	11.5%
Travel expenses	74	28	46	161.8%
Other expenses	545	688	(143)	(20.7%)

Subtotal	27,090	28,218	(1,128)	(4.0%)
Merger, acquisition and conversion related expenses	—	1,868	(1,868)	n/a

Total non-interest expense	$27,090	$30,086	$(2,996)	(10.0%)

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

We purchased two failed banks with FDIC assistance in January 2012, adding to our overall operating expenses beginning as of the end of January 2012. However, overall operating expenses have declined due to our efficiency efforts primarily taking effect in the last two quarters of 2012, which included the consolidation and closing of 15 branches (added one new branch) and the reduction of branch and back office personnel.

Provision for income taxes

We recognized an income tax provision for the three months ended March 31, 2013 of $1,795 on pre-tax income of $6,371 (an effective tax rate of 28.2%) compared to an income tax provision of $494 on pre-tax income of $1,807 (an effective tax rate of 27.3%) for the comparable quarter in 2012.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Our subsidiary bank regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. The subsidiary bank’s asset/liability committee (ALCO) provides oversight to the liquidity management process and recommends guidelines, subject to the approval of its board of directors, and courses of action to address actual and projected liquidity needs.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2012. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2013. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2012 annual report on Form 10-K.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date:	May 6, 2013	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date:	May 6, 2013	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer