Form 10-Q
period 2013-06-30
CenterState Banks, Inc.
filed 2013-08-06
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,109,045 shares
(class)	Outstanding at July 31, 2013

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	As of June 30, 2013	As of December 31, 2012
ASSETS
Cash and due from banks	$21,160	$19,160
Federal funds sold and Federal Reserve Bank deposits	82,395	117,588

Cash and cash equivalents	103,555	136,748
Trading securities, at fair value	—	5,048
Investment securities available for sale, at fair value	492,087	425,758
Loans held for sale, at lower of cost or fair value	1,760	2,709

Loans covered by FDIC loss share agreements	256,828	296,295
Loans, excluding those covered by FDIC loss share agreements	1,178,759	1,139,568
Allowance for loan losses	(23,820)	(26,682)

Net Loans	1,411,767	1,409,181

Bank premises and equipment, net	96,506	97,954
Accrued interest receivable	6,272	6,100
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,179	9,749
Goodwill	44,924	44,924
Core deposit intangible	5,441	5,944
Trust intangible	1,259	1,363
Bank owned life insurance	48,634	47,957
Other repossessed real estate owned covered by FDIC loss share agreements	28,532	26,783
Other repossessed real estate owned	5,469	6,875
FDIC indemnification asset	88,716	119,289
Deferred income tax asset, net	1,552	—
Prepaid expense and other assets	10,700	16,858

TOTAL ASSETS	$2,355,353	$2,363,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$555,721	$519,510
Demand - interest bearing	456,660	452,961
Savings and money market accounts	554,500	549,457
Time deposits	409,811	475,304

Total deposits	1,976,692	1,997,232

Securities sold under agreement to repurchase	21,890	18,792
Federal funds purchased	53,274	38,932
Corporate debentures	16,983	16,970
Accrued interest payable	446	579
Deferred income tax liability, net	—	1,892
Payables and accrued expenses	14,652	15,312

Total liabilities	2,083,937	2,089,709

Stockholders’ equity:
Common stock, $.01 par value: 100,000,000 shares authorized; 30,104,270 and 30,079,767 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	301	301
Additional paid-in capital	229,354	228,952
Retained earnings	43,711	36,979
Accumulated other comprehensive income (loss)	(1,950)	7,299

Total stockholders’ equity	271,416	273,531

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,355,353	$2,363,240

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income:
Loans	$21,790	$21,029	$43,225	$40,649
Investment securities available for sale:
Taxable	2,097	3,064	4,485	6,433
Tax-exempt	372	350	729	700
Federal funds sold and other	228	144	426	295

	24,487	24,587	48,865	48,077

Interest expense:
Deposits	1,330	2,004	2,713	4,235
Securities sold under agreement to repurchase	21	25	39	45
Federal funds purchased	6	7	11	15
Federal Home Loan Bank advances and other borrowings	—	111	—	198
Corporate debentures	150	157	300	321

	1,507	2,304	3,063	4,814

Net interest income	22,980	22,283	45,802	43,263
Provision for loan losses	1,374	1,894	1,014	4,626

Net interest income after loan loss provision	21,606	20,389	44,788	38,637

Non interest income:
Income from correspondent banking and bond sales division	4,904	9,966	11,044	17,750
Other correspondent banking related revenue	705	741	1,570	1,311
Service charges on deposit accounts	2,081	1,595	3,900	3,078
Debit, prepaid, ATM and merchant card related fees	1,342	1,172	2,627	2,221
Wealth management related revenue	1,130	950	2,200	1,818
FDIC indemnification income	1,396	1,229	2,024	1,793
FDIC indemnification asset amortization	(3,272)	(348)	(5,471)	(885)
Bank owned life insurance income	338	363	677	721
Other service charges and fees	231	147	533	598
Net gain on sale of securities available for sale	1,008	726	1,038	1,328
Bargain purchase gain	—	—	—	453

Total other income	9,863	16,541	20,142	30,186

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Non interest expense:
Salaries, wages and employee benefits	15,234	19,050	31,474	36,511
Occupancy expense	1,942	2,481	3,834	4,542
Depreciation of premises and equipment	1,455	1,416	2,952	2,683
Supplies, stationary and printing	285	303	573	618
Marketing expenses	586	609	1,114	1,193
Data processing expense	912	962	1,796	1,967
Legal, audit and other professional fees	844	601	1,627	1,221
Core deposit intangible (CDI) amortization	250	299	503	577
Postage and delivery	267	264	552	587
ATM and debit card related expenses	428	256	939	518
Bank regulatory expenses	635	658	1,216	1,358
Loss on sale of repossessed real estate (“OREO”)	563	229	562	501
Valuation write down of repossessed real estate (“OREO”)	1,680	835	2,667	1,090
Loss on repossessed assets other than real estate	104	40	346	138
Foreclosure related expenses	787	1,094	1,580	2,060
Merger and acquisition related expenses	—	614	—	2,482
Other expenses	1,401	1,947	2,728	3,698

Total other expenses	27,373	31,658	54,463	61,744

Income before provision for income taxes	4,096	5,272	10,467	7,079
Provision for income taxes	1,338	1,558	3,133	2,052

Net income	$2,758	$3,714	$7,334	$5,027

Other comprehensive income, net of tax:
Unrealized holding (loss) gain, net of income taxes	$(6,799)	$2,635	$(8,611)	$2,729
Less: reclassified adjustments for gain included in net income, net of income taxes, of $388, $273, $400, and $500, respectively	(620)[1]	(453)[1]	(638)[1]	(828)[1]

Net unrealized (loss) gain on available for sale securities, net of income taxes	(7,419)	2,182	(9,249)	1,901

Total comprehensive (loss) income	$(4,661)	$5,896	$(1,915)	$6,928

Earnings per share:
Basic	$0.09	$0.12	$0.24	$0.16
Diluted	$0.09	$0.12	$0.24	$0.16

Common shares used in the calculation of earnings per share:
Basic	30,098,853	30,072,395	30,094,315	30,069,013
Diluted	30,161,241	30,140,009	30,155,780	30,138,992

[1]

Amounts are included in net gain on sale of securities available for sale in total non interest income. Provision for income taxes associated with the reclassification adjustment for the three and six months periods ended June 30, 2013 and 2012 was 388, $273, $400, and $500, respectively.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2013 and 2012 (unaudited)

(in thousands of dollars, except per share data)

	Number of common shares	Common stock	Additional paid in capital	Retained earnings	Accumulated Other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2012	30,055,499	$301	$228,342	$28,277	$5,713	$262,633

Net income				5,027		5,027
Change in unrealized holding gain on available for sale securities, net of deferred income tax of $1,147					1,901	1,901

Dividends paid - common ($0.02 per share)				(601)		(601)
Stock grants issued	19,428		216			216
Stock based compensation expense			197			197

Balances at June 30, 2012	30,074,927	$301	$228,755	$32,703	$7,614	$269,373

Balances at January 1, 2013	30,079,767	$301	$228,952	$36,979	$7,299	$273,531

Net income				7,334		7,334
Change in unrealized holding gain on available for sale securities, net of deferred income tax of $5,808					(9,249)	(9,249)

Dividends paid - common ($0.02 per share)				(602)		(602)
Stock grants issued	24,503		250			250
Stock based compensation expense			152			152

Balances at June 30, 2013	30,104,270	$301	$229,354	$43,711	$(1,950)	$271,416

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,334	$5,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,014	4,626
Depreciation of premises and equipment	2,952	2,683
Accretion of purchase accounting adjustments	(15,866)	(12,520)
Net amortization of investment securities	3,725	4,634
Net deferred loan origination fees	(456)	5
Gain on sale of securities available for sale	(1,038)	(1,328)
Trading securities revenue	(131)	(277)
Purchases of trading securities	(129,249)	(191,078)
Proceeds from sale of trading securities	134,428	190,294
Repossessed real estate owned valuation write down	2,667	1,090
Loss on sale of repossessed real estate owned	562	501
Repossessed assets other than real estate valuation write down	52	89
Loss on sale of repossessed assets other than real estate	294	49
Gain on sale of loans held for sale	(170)	(119)
Loans originated and held for sale	(10,887)	(7,342)
Proceeds from sale of loans held for sale	12,006	9,510
Gain on disposal of and or sale of fixed assets	—	(7)
Impairment of bank property held for sale	—	165
Gain on disposal of bank property held for sale	(31)	—
Deferred income taxes	2,184	1,979
Stock based compensation expense	289	318
Bank owned life insurance income	(677)	(721)
Bargain purchase gain from acquisition	—	(453)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	6,905	811
Net change in accrued interest payable, accrued expense, and other liabilities	(680)	2,405

Net cash provided by operating activities	15,227	10,341

Cash flows from investing activities:
Purchases of investment securities available for sale	(31,133)	(14,147)
Purchases of mortgage backed securities available for sale	(183,002)	(99,503)
Purchases of FHLB and FRB stock	—	(855)
Proceeds from maturities of investment securities available for sale	165	204
Proceeds from called investment securities available for sale	3,670	56,550
Proceeds from pay-downs of mortgage backed securities available for sale	57,515	64,068
Proceeds from sales of investment securities available for sale	31,201	12,812
Proceeds from sales of mortgage backed securities available for sale	37,691	102,265
Proceeds from sales of FHLB and FRB stock	1,570	3,683
Net (increase) decrease in loans	(2,589)	24,590
Cash received from FDIC loss sharing agreements	28,371	4,193
Purchases of premises and equipment, net	(1,517)	(8,038)
Proceeds from sale of repossessed real estate	12,095	10,172
Proceeds from sale of fixed assets	13	37
Proceeds from sale of bank property held for sale	931	—
Purchase of bank owned life insurance	—	(10,000)
Net cash from bank acquisitions	—	81,061

Net cash provided by/(used in) investing activities	(45,019)	227,092

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Six months ended June 30,
	2013	2012

Cash flows from financing activities:
Net decrease in deposits	(20,239)	(280,950)
Net increase in securities sold under agreement to repurchase	3,098	9,115
Net increase (decrease) in federal funds purchased	14,342	(9,287)
Net increase in other borrowed funds	—	10,000
Dividends paid	(602)	(601)

Net cash used in financing activities	(3,401)	(271,723)

Net decrease in cash and cash equivalents	(33,193)	(34,290)
Cash and cash equivalents, beginning of period	136,748	151,095

Cash and cash equivalents, end of period	$103,555	$116,805

Transfer of loans to other real estate owned	$15,667	$13,015

Cash paid during the period for:
Interest	$3,485	$5,710

Income taxes	$783	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. Average stock options outstanding that were anti dilutive during the three month and six month periods ending June 30, 2013 and 2012 were 1,121,942, 1,126,478, 1,133,315 and 1,130,809, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$2,758	$3,714	$7,334	$5,027

Denominator:
Denominator for basic earnings per share
- weighted-average shares	30,098,853	30,072,395	30,094,315	30,069,013
Effect of dilutive securities:
Stock options and stock grants	62,388	67,614	61,465	69,979
Denominator for diluted earnings per share

- adjusted weighted-average shares	30,161,241	30,140,009	30,155,780	30,138,992

Basic earnings per share	$0.09	$0.12	$0.24	$0.16
Diluted earnings per share	$0.09	$0.12	$0.24	$0.16

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

	Carrying value	Fair value measurements using
		Quoted prices in active markets for identical assets (Level 1)	Significant Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at June 30, 2013
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$5,044	—	$5,044	—
Mortgage backed securities	445,127	—	445,127	—
Municipal securities	41,916	—	41,916	—
Interest rate swap derivatives	734	—	734	—

Liabilities:
Interest rate swap derivatives	956	—	956	—

at December 31, 2012
Assets:
Trading securities	$5,048	—	$5,048	—
Available for sale securities
U.S. government sponsored entities and agencies	7,546	—	7,546	—
Mortgage backed securities	373,190	—	373,190	—
Municipal securities	45,022	—	45,022	—
Interest rate swap derivatives	1,131	—	1,131	—

Liabilities:
Interest rate swap derivatives	2,014	—	2,014	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at June 30, 2013
Assets:
Impaired loans
Residential real estate	$1,638	—	—	$1,638
Commercial real estate	4,520	—	—	4,520
Land, land development and construction	1,281	—	—	1,281
Commercial	1,279	—	—	1,279
Consumer	100	—	—	100
Other real estate owned
Residential real estate	$276	—	—	$276
Commercial real estate	7,388	—	—	7,388
Land, land development and construction	7,625	—	—	7,625
Bank owned real estate held for sale	1,582	—	—	1,582

at December 31, 2012
Assets:
Impaired loans
Residential real estate	$837	—	—	$837
Commercial real estate	8,379	—	—	8,379
Land, land development and construction	1,103	—	—	1,103
Commercial	905	—	—	905
Consumer	84	—	—	84
Other real estate owned
Residential real estate	$582	—	—	$582
Commercial real estate	5,933	—	—	5,933
Land, land development and construction	4,445	—	—	4,445
Bank owned real estate held for sale	2,482	—	—	2,482

Impaired loans with specific valuation allowances and/or partial charge-offs had a recorded investment of $9,151, with a valuation allowance of $333, at June 30, 2013, and a recorded investment of $11,678, with a valuation allowance of $370, at December 31, 2012. The Company recorded a provision for loan loss expense of $409 and $476 on these loans during the three and six month periods ending June 30, 2013, respectively.

Other real estate owned had a decline in fair value of $1,680 and $2,667 during the three and six month period ending June 30, 2013, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank owned real estate held for sale represents certain branch office buildings which the Company has closed and consolidated to other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank owned property held for sale and included in Prepaid and Other Assets category in the Company’s Condensed Consolidated Balance Sheet during 2012. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. During the current year, one of the properties was sold. The net proceeds from the sale was $931 resulting in a gain on the sale of $31, which was included in other non interest income in the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income. Impairment charges recognized during the three and six month periods ending June 30, 2013 and 2012 were $0, $0, $165 and $165, respectively.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Short-term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Corporate Debentures: The fair values of the Company’s corporate debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at June 30, 2013	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$103,555	$103,555	$—	$—	$103,555
Investment securities available for sale	492,087	—	492,087	—	492,087
FHLB and FRB stock	8,179	—	—	—	n/a
Loans held for sale	1,760	—	1,760	—	1,760
Loans, less allowance for loan losses of $23,820	1,411,767	—	—	1,327,061	1,327,061
FDIC indemnification asset	88,716	—	—	—	n/a
Interest rate swap derivatives	734	—	734	—	734
Accrued interest receivable	6,272	—	—	6,272	6,272

Financial liabilities:
Deposits- without stated maturities	$1,566,881	$1,566,881	$—	$—	$1,566,881
Deposits- with stated maturities	409,811	—	415,468	—	415,468
Securities sold under agreement to repurchase	21,890	—	21,890	—	21,890
Federal funds purchased	53,274	—	53,274	—	53,274
Corporate debentures	16,983	—	11,021	—	11,021
Interest rate swap derivatives	956	—	956	—	956
Accrued interest payable	446	—	446	—	446

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

		Fair value measurements
at December 31, 2012	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$136,748	$136,748	$—	$—	$136,748
Trading securities	5,048	—	5,048	—	5,048
Investment securities available for sale	425,758	—	425,758	—	425,758
FHLB and FRB stock	9,749	—	—	—	n/a
Loans held for sale	2,709	—	2,709	—	2,709
Loans, less allowance for loan losses of $26,682	1,409,181	—	—	1,324,630	1,324,630
FDIC indemnification asset	119,289	—	—	—	n/a
Interest rate swap derivatives	1,131	—	1,131	—	—
Accrued interest receivable	6,100	—	—	6,100	6,100

Financial liabilities:
Deposits- without stated maturities	$1,521,928	$1,521,928	$—	$—	$1,521,928
Deposits- with stated maturities	475,304	—	483,220	—	483,220
Securities sold under agreement to repurchase	18,792	—	18,792	—	18,792
Federal funds purchased	38,932	—	38,932	—	38,932
Corporate debentures	16,970	—	—	8,477	8,477
Interest rate swap derivatives	2,014	—	2,014	—	2,014
Accrued interest payable	579	—	579	—	579

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and six month periods ending June 30, 2013 and 2012.

Three month period ending June 30, 2013

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$23,875	$612	$—	—	$24,487
Interest expense	(1,352)	(5)	(150)	—	(1,507)

Net interest income	22,523	607	(150)	—	22,980
Provision for loan losses	(1,374)	—	—	—	(1,374)
Non interest income	4,254	5,609	—	—	9,863
Non interest expense	(21,212)	(5,363)	(798)	—	(27,373)

Net income before taxes	4,191	853	(948)	—	4,096
Income tax (provision) benefit	(1,368)	(329)	359	—	(1,338)

Net income (loss)	$2,823	$524	$(589)	—	$2,758

Total assets	$2,201,379	$150,679	$293,127	$(289,832)	$2,355,353

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Six month period ending June 30, 2013

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$47,473	$1,392	$—	—	$48,865
Interest expense	(2,752)	(11)	(300)	—	(3,063)

Net interest income	44,721	1,381	(300)	—	45,802
Provision for loan losses	(1,014)	—	—	—	(1,014)
Non interest income	7,528	12,614	—	—	20,142
Non interest expense	(41,297)	(11,438)	(1,728)	—	(54,463)

Net income before taxes	9,938	2,557	(2,028)	—	10,467
Income tax (provision) benefit	(3,066)	(986)	919	—	(3,133)

Net income (loss)	$6,872	$1,571	$(1,109)	—	$7,334

Total assets	$2,201,379	$150,679	$293,127	$(289,832)	$2,355,353

Three month period ending June 30, 2012

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$23,538	$1,049	$—	—	$24,587
Interest expense	(2,028)	(7)	(269)	—	(2,304)

Net interest income	21,510	1,042	(269)	—	22,283
Provision for loan losses	(1,894)	—	—	—	(1,894)
Non interest income	5,831	10,707	3	—	16,541
Non interest expense	(22,985)	(7,896)	(777)	—	(31,658)

Net income before taxes	2,462	3,853	(1,043)	—	5,272
Income tax (provision) benefit	(492)	(1,450)	384	—	(1,558)

Net income (loss)	$1,970	$2,403	$(659)	—	$3,714

Total assets	$2,288,953	$146,703	$299,868	$(294,961)	$2,440,563

Six month period ending June 30, 2012

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$45,842	$2,235	$—	—	$48,077
Interest expense	(4,283)	(15)	(516)	—	(4,814)

Net interest income	41,559	2,220	(516)	—	43,263
Provision for loan losses	(4,626)	—	—	—	(4,626)
Non interest income	11,122	19,061	3	—	30,186
Non interest expense	(45,307)	(14,864)	(1,573)	—	(61,744)

Net income before taxes	2,748	6,417	(2,086)	—	7,079
Income tax (provision) benefit	(406)	(2,415)	769	—	(2,052)

Net income (loss)	$2,342	$4,002	$(1,317)	—	$5,027

Total assets	$2,288,953	$146,703	$299,868	$(294,961)	$2,440,563

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through its subsidiary bank and a non bank subsidiary, R4ALL, with 55 full service banking locations in 18 counties throughout Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 5: Investment Securities Available for Sale

All of the mortgage backed securities listed below were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$5,032	$12	$—	$5,044
Mortgage backed securities	449,086	4,473	8,432	445,127
Municipal securities	41,143	1,254	481	41,916

Total	$495,261	$5,739	$8,913	$492,087

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$7,465	$81	$—	$7,546
Mortgage backed securities	364,014	9,247	71	373,190
Municipal securities	42,570	2,504	52	45,022

Total	$414,049	$11,832	$123	$425,758

The cost of securities sold is determined using the specific identification method. Sales of available for sale securities were as follows:

For the six months ended:	June 30, 2013	June 30, 2012
Proceeds	$68,892	$115,077
Gross gains	1,038	1,610
Gross losses	—	282

The tax provision related to these net realized gains was $400 and $500, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of available for sale securities at June 30, 2013 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair Value	Amortized Cost
Investment securities available for sale
Due in one year or less	$—	$—
Due after one year through five years	1,646	1,523
Due after five years through ten years	15,685	15,358
Due after ten years through thirty years	29,629	29,294
Mortgage backed securities	445,127	449,086

	$492,087	$495,261

Securities pledged at June 30, 2013 and December 31, 2012 had a carrying amount (estimated fair value) of $98,250 and $108,737 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	250,689	8,432	—	—	250,689	8,432
Municipal securities	10,903	481	—	—	10,903	481

Total temporarily impaired securities	$261,592	$8,913	$—	$—	$261,592	$8,913

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	30,840	71	—	—	30,840	71
Municipal securities	2,180	52	—	—	2,180	52

Total temporarily impaired securities	$33,020	$123	$—	$—	$33,020	$123

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At June 30, 2013, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2013	Dec 31, 2012
Loans not covered by FDIC loss share agreements
Real estate loans
Residential	$437,946	$428,554
Commercial	504,487	480,494
Land, development and construction	60,928	55,474

Total real estate	1,003,361	964,522
Commercial	124,465	124,225
Consumer and other loans (note 1)	2,851	2,732
Consumer and other loans	48,084	48,547

Loans before unearned fees and cost	1,178,761	1,140,026
Net unearned fees and costs	(2)	(458)
Allowance for loan losses for noncovered loans	(21,800)	(24,033)

Net loans not covered by FDIC loss share agreements	1,156,959	1,115,535

Loans covered by FDIC loss share agreements
Real estate loans
Residential	128,930	142,480
Commercial	118,999	134,413
Land, development and construction	4,897	13,259

Total real estate	252,826	290,152
Commercial	4,002	6,143

	256,828	296,295
Allowance for loan losses for covered loans	(2,020)	(2,649)

Net loans covered by FDIC loss share agreements	254,808	293,646

Total loans, net of allowance for loan losses	$1,411,767	$1,409,181

note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The tables below set forth the activity in the allowance for loan losses for the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended June 30, 2013
Balance at beginning of period	$22,631	$2,623	$25,254

Loans charged-off	(2,603)	(515)	(3,118)
Recoveries of loans previously charged-off	310	—	310

Net charge-offs	(2,293)	(515)	(2,808)
Provision for loan losses	1,462	(88)	1,374

Balance at end of period	$21,800	$2,020	$23,820

Six months ended June 30, 2013

Balance at beginning of period	$24,033	$2,649	$26,682

Loans charged-off	(3,834)	(515)	(4,349)
Recoveries of loans previously charged-off	473	—	473

Net charge-offs	(3,361)	(515)	(3,876)
Provision for loan losses	1,128	(114)	1,014

Balance at end of period	$21,800	$2,020	$23,820

Three months ended June 30, 2012
Balance at beginning of period	$25,569	$441	$26,010
Loans charged-off	(3,322)	—	(3,322)
Recoveries of loans previously charged-off	601	—	601

Net charge-offs	(2,721)	—	(2,721)
Provision for loan losses	786	1,108	1,894

Balance at end of period	$23,634	$1,549	$25,183

Six months ended June 30, 2012

Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(8,148)	—	(8,148)
Recoveries of loans previously charged-off	761	—	761

Net charge-offs	(7,387)	—	(7,387)
Provision for loan losses	3,436	1,190	4,626

Balance at end of period	$23,634	$1,549	$25,183

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses for loans not covered by FDIC loss share agreements by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Loans not covered by FDIC loss share agreements:

Three months ended June 30, 2013
Beginning of the period	$8,100	$7,093	$5,326	$1,224	$888	$22,631
Charge-offs	(1,569)	(650)	(144)	(7)	(233)	(2,603)
Recoveries	153	13	106	11	27	310
Provision for loan losses	3,107	(430)	(1,217)	(164)	166	1,462

Balance at end of period	$9,791	$6,026	$4,071	$1,064	$848	$21,800

Six months ended June 30, 2013
Beginning of the period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Charge-offs	(2,181)	(1,074)	(183)	(59)	(337)	(3,834)
Recoveries	233	40	120	21	59	473
Provision for loan losses	4,908	(1,212)	(2,077)	(643)	152	1,128

Balance at end of period	$9,791	$6,026	$4,071	$1,064	$848	$21,800

Three months ended June 30, 2012
Beginning of the period	$5,633	$7,594	$9,737	$1,575	$1,030	$25,569
Charge-offs	(482)	(491)	(2,100)	(17)	(232)	(3,322)
Recoveries	131	420	21	7	22	601
Provision for loan losses	(422)	568	210	73	357	786

Balance at end of period	$4,860	$8,091	$7,868	$1,638	$1,177	$23,634

Six months ended June 30, 2012
Beginning of the period	$6,700	$8,825	$9,098	$1,984	$978	$27,585
Charge-offs	(1,777)	(1,579)	(4,208)	(61)	(523)	(8,148)
Recoveries	152	423	85	11	90	761
Provision for loan losses	(215)	422	2,893	(296)	632	3,436

Balance at end of period	$4,860	$8,091	$7,868	$1,638	$1,177	$23,634

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses for loans covered by FDIC loss share agreements by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Total

Loans covered by FDIC loss share agreements:

Three months ended June 30, 2013
Beginning of the period	$—	$2,310	$—	$313	$2,623
Charge-offs	—	(515)	—	—	(515)
Recoveries	—	—	—	—	—
Provision for loan losses	—	(218)	130	—	(88)

Balance at end of period	$—	$1,577	$130	$313	$2.020

Six months ended June 30, 2013
Beginning of the period	$0	$2,335	$—	$314	$2,649
Charge-offs	—	(515)	—	—	(515)
Recoveries	—	—	—	—	—
Provision for loan losses	—	(243)	130	(1)	(114)

Balance at end of period	$—	$1,577	$130	$313	$2.020

Three months ended June 30, 2012
Beginning of the period	$82	$292	$40	$27	$441
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for loan losses	—	1,163	(40)	(15)	1,108

Balance at end of period	$82	$1,455	$—	$12	$1,549

Six months ended June 30, 2012
Beginning of the period	$82	$223	$40	$14	$359
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for loan losses	—	1,232	(40)	(2)	1,190

Balance at end of period	$82	$1,455	$—	$12	$1,549

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of June 30, 2013	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$270	$251	$56	$—	$23	$600
Collectively evaluated for impairment	9,521	5,775	4,015	1,064	825	21,200
Acquired with deteriorated credit quality	—	1,577	130	313	—	2,020

Total ending allowance balance	$9,791	$7,603	$4,201	$1,377	$848	$23,820

Loans:
Loans individually evaluated for impairment	$8,605	$26,674	$1,480	$1,589	$345	$38,693
Loans collectively evaluated for impairment	429,341	477,813	59,448	122,876	47,739	1,137,217
Loans acquired with deteriorated credit quality	128,930	118,999	4,897	4,002	2,851	259,679

Total ending loan balances	$566,876	$623,486	$65,825	$128,467	$50,935	$1,435,589

	Real Estate Loans
As of December 31, 2012	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$610	$277	$107	$1	$27	$1,022
Collectively evaluated for impairment	6,221	7,995	6,104	1,744	947	23,011
Acquired with deteriorated credit quality	—	2,335	—	314	—	2,649

Total ending allowance balance	$6,831	$10,607	$6,211	$2,059	$974	$26,682

Loans:
Loans individually evaluated for impairment	$9,936	$32,860	$1,520	$3,470	$393	$48,179
Loans collectively evaluated for impairment	418,618	447,634	53,954	120,755	48,154	1,089,115
Loans acquired with deteriorated credit quality	142,480	134,413	13,259	6,143	2,732	299,027

Total ending loan balance	$571,034	$614,907	$68,733	$130,368	$51,279	$1,436,321

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	June 30, 2013	Dec 31, 2012
Impaired loans with a specific valuation allowance	$6,075	$10,744
Impaired loans without a specific valuation allowance	32,618	37,435

Total impaired loans	$38,693	$48,179
Amount of allowance for loan losses allocated to impaired loans	$600	$1,022

Performing TDRs	$9,345	$8,841
Non performing TDRs, included in NPLs	3,758	5,819

Total TDRs (TDRs are required to be included in impaired loans)	$13,103	$14,660
Impaired loans that are not TDRs	25,590	33,519

Total impaired loans	$38,693	$48,179

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally twelve to twenty-four months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $13,103 of TDRs. Of this amount $9,345 are performing pursuant to their modified terms, and $3,758 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”).

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of June 30, 2013 and December 31, 2012 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of June 30, 2013	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,031	$1,938	$7,969
Commercial	2,623	1,575	4,198
Land, development, construction	144	136	280

Total real estate loans	8,798	3,649	12,447
Commercial	311	—	311
Consumer and other	236	109	345

Total TDRs	$9,345	$3,758	$13,103

As of December 31, 2012	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$6,446	$1,778	$8,224
Commercial	1,589	3,701	5,290
Land, development, construction	202	231	433

Total real estate loans	8,237	5,710	13,947
Commercial	315	5	320
Consumer and other	289	104	393

Total TDRs	$8,841	$5,819	$14,660

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $310 and $320 and partial charge offs of $160 and $191 on the TDR loans described above during the three and six month period ending June 30, 2013.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 71% of our TDRs are current pursuant to their modified terms, and about $3,758, or approximately 29% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified as for which there was a payment default within twelve months following the modification during the period ending June 30, 2013 and December 31, 2012.

	Period ending June 30, 2013		Year ending December 31, 2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
Residential	4	$834	10	$758
Commercial real estate	2	566	4	2,567
Land, development, construction	1	53	4	156
Consumer and other	—	—	1	45

Total	7	$1,453	19	$3,526

The Company recorded a provision for loan loss expense of $112 and $113 and partial charge offs of $70 and $90 on TDR loans that subsequently defaulted as described above during the three and six month period ending June 30, 2013, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of June 30, 2013	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$5,549	$5,486	$—
Commercial real estate	26,527	24,597	—
Land, development, construction	1,931	940	—
Commercial	1,687	1,589	—
Consumer, other	6	6

With an allowance recorded:
Residential real estate	3,387	3,119	270
Commercial real estate	2,218	2,077	251
Land, development, construction	583	540	56
Consumer, other	348	339	23

Total	$42,236	$38,693	$600

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2012	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$1,712	$1,712	$—
Commercial real estate	33,789	31,171	—
Land, development, construction	2,042	1,087	—
Commercial	3,556	3,465	—

With an allowance recorded:
Residential real estate	8,624	8,224	610
Commercial real estate	1,742	1,689	277
Land, development, construction	664	433	107
Commercial	5	5	1
Consumer, other	395	393	27

Total	$52,529	$48,179	$1,022

Three month period ending June, 30, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,777	$70	$—
Commercial	27,192	288	—
Land, development, construction	1,407	6	—

Total real estate loans	37,376	364	—

Commercial loans	1,656	8	—
Consumer and other loans	366	3	—

Total	$39,398	$375	$—

Six month period ending June 30, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,108	$143	$—
Commercial	28,730	545	—
Land, development, construction	1,417	8	—

Total real estate loans	39,255	696	—

Commercial loans	2,124	16	—
Consumer and other loans	378	6	—

Total	$41,757	$718	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending June, 30, 2012	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,807	$76	$—
Commercial	31,444	336	—
Land, development, construction	4,413	6	—

Total real estate loans	45,664	418	—

Commercial loans	4,768	30	—
Consumer and other loans	468	5	—

Total	$50,900	$453	$—

Six month period ending June 30, 2012	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,972	$138	$—
Commercial	29,613	661	—
Land, development, construction	6,666	15	—

Total real estate loans	42,251	814	—

Commercial loans	5,559	46	—
Consumer and other loans	483	10	—

Total	$52,293	$870	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonperforming loans were as follows:
	June 30, 2013	Dec 31, 2012
Non accrual loans	$24,219	$25,448
Loans past due over 90 days and still accruing interest	615	293

Total non performing loans	$24,834	$25,741

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

As of June 30, 2013	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$13,115	$—
Commercial real estate	7,364	—
Land, development, construction	1,811	—
Commercial	1,661	—
Consumer, other	268	615

Total	$24,219	$615

As of December 31, 2012	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,993	$—
Commercial real estate	11,459	—
Land, development, construction	2,032	—
Commercial	1,650	—
Consumer, other	314	293

Total	$25,448	$293

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

	Accruing Loans
As of June 30, 2013	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$437,946	$3,070	$798	$—	$3,868	$420,963	$13,115
Commercial real estate	504,487	5,516	987	—	6,503	490,620	7,364
Land/dev/construction	60,928	531	107	—	638	58,479	1,811
Commercial	124,465	109	268	—	377	122,427	1,661
Consumer	50,935	289	50	615	954	49,713	268

	$1,178,761	$9,515	$2,210	$615	$12,340	$1,142,202	$24,219

	Accruing Loans
As of December 31, 2012	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$428,554	$1,632	$677	$—	$2,309	$416,252	$9,993
Commercial real estate	480,494	1,663	1,147	—	2,810	466,225	11,459
Land/dev/construction	55,474	115	624	—	739	52,703	2,032
Commercial	124,225	203	416	—	619	121,956	1,650
Consumer	51,279	456	489	293	1,238	49,727	314

	$1,140,026	$4,069	$3,353	$293	$7,715	1,106,863	$25,448

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $500 that are non-homogeneous loans, such as commercial, commercial real estate, land, land development and construction loans. This analysis is performed on at least an annual basis. The Company uses the following definitions for risk ratings:

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

	As of June 30, 2013
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$408,287	$5,443	$24,216	$—
Commercial real estate	415,471	55,414	33,602	—
Land/dev/construction	45,920	11,596	3,412	—
Commercial	116,659	3,435	4,371	—
Consumer	48,501	706	1,728	—

	$1,034,838	$76,594	$67,329	$—

	As of December 31, 2012
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$400,244	$4,797	$23,513	$—
Commercial real estate	394,238	44,933	41,323	—
Land/dev/construction	39,650	11,994	3,830	—
Commercial	114,067	3,978	6,180	—
Consumer	49,894	613	772	—

	$998,093	$66,315	$75,618	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans covered by FDIC loss share agreements, based on payment activity as of June 30, 2013:

	Residential	Consumer
Performing	$424,831	$50,052
Nonperforming	13,115	883

Total	$437,946	$50,935

Purchased Credit Impaired Loans:

Income recognized on loans we purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2013 and December 31, 2012. Contractually required principal and interest payments have been adjusted for estimated prepayments.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Jun 30, 2013	Dec 31, 2012
Contractually required principal and interest	$449,146	$534,989
Non-accretable difference	(90,060)	(142,855)

Cash flows expected to be collected	359,086	392,134
Accretable yield	(99,407)	(93,107)

Carrying value of acquired loans	$259,679	$299,027
Allowance for loan losses	(2,020)	(2,649)

Carrying value less allowance for loan losses	$257,659	$296,378

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $14,512 and $19,917 from non-accretable difference to accretable yield during the three and six month period ending June 30, 2013, respectively, to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and six month period ending June 30, 2013.

Activity during the three month period ending June 30, 2013	Mar 31, 2013	income accretion	all other adjustments	June 30, 2013
Contractually required principal and interest	$486,531		$(37,385)	$449,146
Non-accretable difference	(110,243)	—	20,183	(90,060)

Cash flows expected to be collected	376,288		(17,202)	359,086
Accretable yield	(95,499)	8,020	(11,928)	(99,407)

Carry value of acquired loans	$280,789	$8,020	$(29,130)	$259,679

Activity during the six month period ending June 30, 2013	Dec 31, 2012	income accretion	all other adjustments	June 30, 2013
Contractually required principal and interest	$534,989		$(85,843)	$449,146
Non-accretable difference	(142,855)	—	52,795	(90,060)

Cash flows expected to be collected	392,134		(33,048)	359,086
Accretable yield	(93,107)	15,847	(22,147)	(99,407)

Carry value of acquired loans	$299,027	$15,847	$(55,195)	$259,679

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7: FDIC indemnification asset

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010 and the acquisition of two failed banks in 2012. The activity in the FDIC loss share indemnification asset is as follows:

	Six months period ended June 30, 2013	Twelve months period ended Dec 31, 2012
Beginning of the year	$119,289	$50,642
Effect of acquisitions	—	85,088
Amortization, net	(5,471)	(3,096)
Indemnification income - ORE	2,115	4,185
Indemnification of foreclosure expense	1,245	2,425
Proceeds from FDIC	(28,371)	(21,787)
Impairment of loan pool	(91)	1,832

Period end balance	$88,716	$119,289

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and 80% of that loss is recognized as income from FDIC reimbursement, and included in this line item. During the six month period ended June 30, 2013, the estimated amount of impairment declined, which resulted in a reversal of $91 of income previously recognized.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8: Subsequent event

On July 29, 2013, CenterState Banks, Inc. (“CSFL”) entered into an Agreement and Plan of Merger (“Agreement”) by and between CenterState Banks, Inc. and Gulfstream Bancshares, Inc. (“GS” or “Gulfstream”), whereby GS will be merged with and into CSFL. Pursuant to and simultaneously with entering into the Agreement, CSFL’s wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CSB”) and GS’s wholly owned subsidiary bank, Gulfstream Business Bank (“GSB”) have entered into a Plan of Merger and Merger Agreement (“Bank Merger Agreement”) whereby GSB will be merged with and into CSB simultaneously with the merger of GS with and into CSFL.

At June 30, 2013, Gulfstream reported total consolidated assets of $572,324, total loans of $367,702 and total deposits of $486,010. Gulfstream is headquartered in Stuart, Florida with branch offices in St. Lucie, Jupiter, and Delray Beach, Florida.

Under the terms of the Agreement each outstanding share of GS common stock is entitled to receive 3.012 shares of CSFL common stock and $14.65 cash payment. The Agreement has been unanimously approved by the board of directors of CSFL and GS. The transaction is expected to close early in the first quarter of 2014 subject to customary conditions, including all applicable regulatory approvals and GS shareholder approval.

NOTE 9: Effect of new pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution. When an entity recognizes such an indemnification asset and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs as a result of a change in the cash flows expected to be collected on the indemnified asset, the guidance requires the entity to recognize the change in the measurement of the indemnification asset on the same basis as the indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and early adoption is permitted. The amendments are to be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The impact of this amendment on the consolidated financial statements had no effect since the Company’s prior accounting for the indemnification asset was consistent with this standard.

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts presented herein are in thousands, except per share data.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2013 AND DECEMBER 31, 2012

Overview

Our total assets decreased slightly between June 30, 2013 and year end 2012 primarily due to decrease in total deposits partially offset by increases in federal funds purchased (i.e. deposits from our correspondent banks) and repurchase agreements. Our total stockholders’ equity also decreased during this six month period due to changes in unrealized gains and losses in our available for sale securities portfolio, as a result of rising interest rates.

Our total loans, excluding loans covered by FDIC loss share agreements, increased during the six month period by an annualized rate of approximately 6.9%, all resulting from in-market loan origination. The indemnification asset decreased $30,573 during the period due to cash payments received from the FDIC for loss reimbursements and through amortization of losses previously estimated, that are currently no longer expected to occur. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $82,395 at June 30, 2013 (approximately 3.5% of total assets) as compared to $117,588 at December 31, 2012 (approximately 5.0% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government agency securities and municipal tax exempt securities, were $492,087 at June 30, 2013 (approximately 20.9% of total assets) compared to $425,758 at December 31, 2012 (approximately 18.0% of total assets), an increase of $66,329 or 15.6%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings and Comprehensive Income. Securities purchased for this portfolio have primarily been various municipal securities. We held no trading securities as of June 30, 2013. A list of the activity in this portfolio is summarized below.

	Six month period ended June 30, 2013	Six month period ended June 30, 2012
Beginning balance	$5,048	$—
Purchases	129,249	191,078
Proceeds from sales	(134,428)	(190,294)
Net realized gain on sales	131	277

Ending balance	$—	$1,061

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

	Six month period ended June 30, 2013	Six month period ended June 30, 2012
Beginning balance	$2,709	$3,741
Loans originated	10,887	7,342
Proceeds from sales	(12,006)	(9,510)
Net realized gain on sales	170	119

Ending balance	$1,760	$1,692

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the six months ended June 30, 2013, were $1,420,367, or 70.0% of average earning assets, as compared to $1,442,883, or 68.5% of average earning assets, for the six month period ending June 30, 2012. Total loans at June 30, 2013 and December 31, 2012 were $1,435,587 and $1,435,863, respectively. This represents a loan to total asset ratio of 60.9% and 60.8% and a loan to deposit ratio of 72.6% and 71.9%, at June 30, 2013 and December 31, 2012, respectively.

Approximately 17.9% of our loans, or $256,828, are covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. Within the FDIC covered loan portfolio, approximately fifty percent (50%) are collateralized by single family residential real estate and forty-six percent (46%) are collateralized by commercial real estate. The remainder of our covered loans included land, land development, and non-real estate commercial loans.

Our loans that are not covered by FDIC loss sharing agreements at June 30, 2013 and December 31, 2012 were $1,178,759 and $1,139,568, respectively, an increase of $39,191, or approximately 6.9% annualized. New loan origination (funded during the quarter of origination) for the current quarter compared to the prior four quarters is presented in the table below:

	2Q13	1Q13	4Q12	3Q12	2Q12
New loan production (funded)	$84,303	$43,607	$54,819	$51,519	$48,357
Average yield	4.13%	4.27%	4.31%	4.40%	4.43%

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

Our total loans, including those with and without loss sharing agreements, total $1,435,587 at June 30, 2013. Of this amount, approximately 88% are collateralized by real estate, 9% are commercial non real estate loans and the remaining 3% are consumer and other non real estate loans. We have approximately $566,876 of single family residential loans which represents about 39% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 43% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2013	Dec 31, 2012
Loans not covered by FDIC loss share agreements
Real estate loans
Residential	$437,946	$428,554
Commercial	504,487	480,494
Land, development, construction	60,928	55,474

Total real estate	1,003,361	964,522
Commercial	124,465	124,225
Consumer and other loans (note 1)	2,851	2,732
Consumer and other	48,084	48,547

Loans before unearned fees and cost	1,178,761	1,140,026
Unearned fees/costs	(2)	(458)
Allowance for loan losses for non-covered loans	(21,800)	(24,033)

Net loans not covered by FDIC loss share agreements	1,156,959	1,115,535

Loans covered by FDIC loss share agreements
Real estate loans
Residential	128,930	142,480
Commercial	118,999	134,413
Land, development, construction	4,897	13,259

Total real estate	252,826	290,152
Commercial	4,002	6,143

	256,828	296,295
Allowance for loan losses for covered loans	(2,020)	(2.649)

Net loans covered by FDIC loss share agreements	254,808	293,646

Total loans, net of allowance for loan losses	$1,411,767	$1,409,181

note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans are being accounted for pursuant to ASC Topic 310-30.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at June 30, 2013 and December 31, 2012.

	June 30, 2013			Dec 31, 2012			increase (decrease)
	loan	ALLL		loan	ALLL		loan	ALLL
	balance	balance	%	Balance	balance	%	balance	balance
Impaired loans	$38,693	$600	1.55%	$48,179	$1,022	2.12%	$(9,486)	$(422)	-57bps
Non impaired loans	1,140,066	21,200	1.86%	1,091,389	23,011	2.11%	48,677	(1,811)	-25bps

Loans (note 1)	1,178,759	21,800	1.85%	1,139,568	24,033	2.11%	39,191	(2,233)	-26bps
Covered loans (note 2)	256,828	2,020		296,295	2,649		(39,467)	(629)

Total loans	$1,435,587	$23,820	1.66%	$1,435,863	$26,682	1.86%	$(276)	$(2,862)	-20bps

note 1:	Total loans not covered by FDIC loss share agreements.
note 2:	Loans covered by FDIC loss share agreements. Eighty percent of any losses in this portfolio will be reimbursed by the FDIC and recognized as FDIC Indemnification income and included in non-interest income within the Company’s condensed consolidated statement of operations. Five loan pools with an aggregate carrying value of $30,109 are impaired at June 30, 2013, and have a specific allowance of $2,020. The aggregate carrying value of $30,109 represents approximately 78% of the underlying loan balances outstanding.

The general loan loss allowance (non-impaired loans) decreased by a net amount of $1,811. This decrease was primarily due to the continued improvement in our credit metrics, partially offset by the growth in our non-impaired loan portfolio.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans not covered by an FDIC loss sharing agreement on a loan level basis. We recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $3,543 to $38,693 ($38,093 when the $600 specific allowance is considered) from their legal unpaid principal balance outstanding of $42,236. In the aggregate, total impaired loans have been written down to approximately 90% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 69% of their legal unpaid principal balance. The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $24,834 at June 30, 2013) have been written down to approximately 77% of their legal unpaid principal balance.

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

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at June 30, 2013. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended June 30, 2013
Balance at beginning of period	$22,631	$2,623	$25,254
Loans charged-off	(2,603)	(515)	(3,118)
Recoveries of loans previously charged-off	310	—	310

Net charge-offs	(2,293)	(515)	(2,808)
Provision for loan loss	1,462	(88)	1,374

Balance at end of period	$21,800	$2,020	$23,820

Three months ended June 30, 2012
Balance at beginning of period	$25,569	$441	$26,010
Loans charged-off	(3,322)	—	(3,322)
Recoveries of loans previously charged-off	601	—	601

Net charge-offs	(2,721)	—	(2,721)
Provision for loan losses	786	1,108	1,894

Balance at end of period	$23,634	$1,549	$25,183

Six months ended June 30, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(3,834)	(515)	(4,349)
Recoveries of loans previously charged-off	473	—	473

Net charge-offs	(3,361)	(515)	(3,876)
Provision for loan loss	1,128	(114)	1,014

Balance at end of period	$21,800	$2,020	$23,820

Six months ended June 30, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(8,148)	—	(8,148)
Recoveries of loans previously charged-off	761	—	761

Net charge-offs	(7,387)	—	(7,387)
Provision for loan losses	3,436	1,190	4,626

Balance at end of period	$23,634	$1,549	$25,183

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 2.11% at June 30, 2013, compared to 2.26% at December 31, 2012.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $30,526 at June 30, 2013, compared to $33,386 at December 31, 2012. Non performing assets as a percentage of total assets were 1.30% at June 30, 2013, compared to 1.41% at December 31, 2012.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated.

	June 30,	Dec 31,
	2013	2012
Non-accrual loans (note 1)	$24,219	$25,448
Past due loans 90 days or more and still accruing interest (note 1)	615	293

Total non-performing loans (NPLs) (note 1)	24,834	25,741
Other real estate owned (OREO) (note 1)	5,469	6,875
Repossessed assets other than real estate (note 1)	223	770

Total non-performing assets (NPAs) (note 1)	$30,526	$33,386

Total NPLs as a percentage of total loans (note 1)	2.11%	2.26%
Total NPAs as a percentage of total assets (note 1)	1.30%	1.41%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans (note 1)	0.99%	0.65%
Allowance for loan losses, excluding FDIC covered loans	$21,800	$24,033
Allowance for loan losses as a percentage of NPLs (note 1)	88%	93%

note 1:	Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of June 30, 2013 the Company had reported a total of 189 non accrual loans with an aggregate carrying value of $24,219, compared to December 31, 2012 when 184 non accrual loans with an aggregate book value of $25,448 were reported. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate	$13,115	54%	99
Commercial real estate	7,364	30%	31
Land, development, construction	1,811	8%	13
Commercial	1,661	7%	22
Consumer, other	268	1%	24

Total non accrual loans at June 30, 2013	$24,219	100%	189

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At June 30, 2013, total OREO was $34,001. Of this amount, $28,532 is covered by FDIC loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $5,469 at June 30, 2013. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income. OREO is further delineated in the table below.

(unaudited) Description of repossessed real estate	carrying amount at June 30, 2013
8 single family homes	$754
10 residential building lots	900
14 commercial buildings	2,194
Land / various acreages	1,621

Total, excluding OREO covered by FDIC loss share agreements	$5,469

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At June 30, 2013 we have identified a total of $38,693 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $600 has been attached to $6,075 of the total identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $38,693, has been partially charged down by $3,543 from their aggregate legal unpaid balance of $42,236. The table below summarizes impaired loan data for the periods presented.

	June 30, 2013	Dec 31, 2012
Impaired loans with a specific valuation allowance	$6,075	$10,744
Impaired loans without a specific valuation allowance	32,618	37,435

Total impaired loans	$38,693	$48,179
Amount of allowance for loan losses allocated to impaired loans	$600	$1,022
Performing TDRs	$9,345	$8,841
Non performing TDRs, included in NPLs	3,758	5,819

Total TDRs (TDRs are required to be included in impaired loans)	$13,103	$14,660
Impaired loans that are not TDRs	25,590	33,519

Total impaired loans	$38,693	$48,179

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of June 30, 2013, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $96,506 at June 30, 2013 compared to $97,954 at December 31, 2012, a decrease of $1,448 or 1.5%. This amount is the result of purchases net of disposals of $1,504 less $2,952 of depreciation expense.

Deposits

During the six month period ending June 30, 3013, total deposits decreased by $20,540 (time deposits decreased by $65,493 and non-time deposits increased by $44,953). The loan to deposit ratio was approximately 72.6% at June 30, 2013. The table below summarizes the Company’s deposit mix at the dates indicated.

	June 30, 2013	% of total	Dec 31, 2012	% of total
Demand - non-interest bearing	$555,721	28%	$519,510	26%
Demand - interest bearing	456,660	23%	452,961	23%
Savings deposits	241,609	12%	238,216	12%
Money market accounts	312,891	16%	311,241	16%
Time deposits	409,811	21%	475,304	23%

Total deposits	$1,976,692	100%	$1,997,232	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $21,890 at June 30, 2013 compared to $18,792 at December 31, 2012.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At June 30, 2013 we had $53,274 of correspondent bank deposits or federal funds purchased, compared to $38,932 at December 31, 2012.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At June 30, 2013 and December 31, 2012, there were no outstanding advances from the Federal Home Loan Bank.

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

Stockholders’ equity

Stockholders’ equity at June 30, 2013, was $271,416, or 11.5% of total assets, compared to $273,531, or 11.6% of total assets at December 31, 2012. The increase in stockholders’ equity was due to the following items:

$273,531	Total stockholders’ equity at December 31, 2012
7,334	Net income during the period
(602)	Dividends paid on common shares, $0.02 per common share
(9,249)	Net decrease in market value of securities available for sale, net of deferred taxes
402	Employee equity based compensation

$271,416	Total stockholders’ equity at June 30, 2013

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2013, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2013 and December 31, 2012 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A. are presented in the tables below. There is no threshold for “well-capitalized” status for bank holding companies.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2013
Total capital (to risk weighted assets)	$256,945	18.2%	$112,810	>8%	$144,135
Tier 1 capital (to risk weighted assets)	239,242	17.0%	56,405	>4%	182,837
Tier 1 capital (to average assets)	239,242	10.3%	93,228	>4%	146,014
December 31, 2012
Total capital (to risk weighted assets)	$249,016	17.9%	$111,360	>8%	$137,656
Tier 1 capital (to risk weighted assets)	231,501	16.6%	55,680	>4%	175,821
Tier 1 capital (to average assets)	231,501	9.9%	93,432	>4%	138,069

CenterState Bank of Florida, N.A.	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2013
Total capital (to risk weighted assets)	$240,039	17.1%	$140,394	>10%	$99,645
Tier 1 capital (to risk weighted assets)	222,415	15.8%	84,236	>6%	138,179
Tier 1 capital (to average assets)	222,415	9.6%	116,138	>5%	106,277
December 31, 2012
Total capital (to risk weighted assets)	$230,590	16.6%	$138,530	>10%	$92,060
Tier 1 capital (to risk weighted assets)	213,161	15.4%	83,118	>6%	130,043
Tier 1 capital (to average assets)	213,161	9.2%	115,789	>5%	97,372

In July 2013, the two federal banking regulatory agencies that have authority to regulate the Company’s capital resources and capital structure (the Board of Governors of the Federal Reserve System (FRB) and Federal Deposit Insurance Corporation (FDIC)) took action to finalize the application to the United States banking industry of new regulatory capital requirements that are established by the international banking framework commonly referred to as “Basel III” and to implement certain other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. As anticipated by management of the Company (see the related discussion included in Item 1 of the Company’s annual report on Form 10-K for the year 2012 filed in March 2013), these rules make significant changes to the U.S. bank regulatory capital framework, and generally increase capital requirements for banking organizations. However, in response to concerns expressed by community banks such as the Company, the final rules addressed previous concerns of community banks about the proposed rules’ regulatory capital treatment of trust preferred securities, unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income (“AOCI”) and mortgage risk weights. Therefore, although the Company has not yet had the opportunity to analyze the final rules in detail in order to determine their likely impact upon the Company, and although management does continue to believe that such requirements will in general increase the amount of capital that the Company and the Bank may be required to maintain under these new standards, the Company now believes that its prior concerns regarding volatility and trust preferred securities have been favorably addressed by the final rules. The Company does not presently expect that any materially burdensome compliance efforts with these final capital rules will be required of us prior to January 1, 2015.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

Overview

We recognized net income of $2,758 or $0.09 per share basic and diluted for the three month period ended June 30, 2013, compared to net income of $3,714 or $0.12 per share basic and diluted for the same period in 2012. The primary items resulting in decreased earnings between the two periods is a decrease in the level of fixed income sales in our correspondent banking division, and higher FDIC indemnification asset amortization due to better than previously estimated performance of our credit impaired loans acquired pursuant to our FDIC assisted acquisitions of five failed financial institutions. These items along with others are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $697 or 3% to $22,980 during the three month period ended June 30, 2013 compared to $22,283 for the same period in 2012. The $697 increase was the result of a $100 decrease in interest income and a $797 decrease in interest expense.

Interest earning assets averaged $2,038,303 during the three month period ended June 30, 2013 as compared to $2,099,466 for the same period in 2012, a decrease of $61,163, or 3%. The yield on average interest earning assets increased 11bps to 4.82% (11bps to 4.89% tax equivalent basis) during the three month period ended June 30, 2013, compared to 4.71% (4.78% tax equivalent basis) for the same period in 2012. The combined effects of the $61,163 decrease in average interest earning assets and the 11bps (11bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $100 ($98 tax equivalent basis) decrease in interest income between the two periods.

Interest bearing liabilities averaged $1,510,237 during the three month period ended June 30, 2013 as compared to $1,696,412 for the same period in 2012, a decrease of $186,175, or 11%. The cost of average interest bearing liabilities decreased 15bps to 0.40% during the three month period ended June 30, 2013, compared to 0.55% for the same period in 2012. The combined effects of the $186,175 decrease in average interest bearing liabilities and the 15bps decrease in cost of average interest bearing liabilities resulted in the $797 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2013 and 2012 on a tax equivalent basis.

	Three months ended June 30,
	2013			2012
	Average balance	Interest inc / exp	Average rate	Average balance	Interest inc / exp	Average rate
Loans (notes 1, 2, 8)	$1,155,737	$13,995	4.86%	$1,122,268	$14,718	5.27%
Covered loans	264,769	7,943	12.03%	347,191	6,480	7.51%
Securities - taxable	392,974	2,097	2.14%	475,099	3,063	2.59%
Securities - tax exempt (note 8)	44,841	566	5.06%	38,755	521	5.41%
Fed funds sold and other (note 3)	179,982	228	0.51%	116,153	145	0.50%

Total interest earning assets	2,038,303	24,829	4.89%	2,099,466	24,927	4.78%
Allowance for loan losses	(23,962)			(26,254)
All other assets	367,969			413,498

Total assets	$2,382,310			$2,486,710

Interest bearing deposits (note 4)	1,433,806	1,330	0.37%	1,590,953	2,004	0.51%
Fed funds purchased	35,619	6	0.07%	54,131	7	0.05%
Other borrowings (note 5)	23,831	21	0.35%	24,373	25	0.41%
Note payable (9)	—	—	—	10,000	111	4.42%
Corporate debenture	16,981	150	3.54%	16,955	157	3.75%

Total interest bearing liabilities	1,510,237	1,507	0.40%	1,696,412	2,304	0.55%
Demand deposits	574,345			507,138
Other liabilities	22,135			15,720
Stockholders’ equity	275,593			267,440

Total liabilities and stockholders’ equity	$2,382,310			$2,486,710

Net interest spread (tax equivalent basis) (note 6)			4.49%			4.23%

Net interest income (tax equivalent basis)		$23,322			$22,623

Net interest margin (tax equivalent basis) (note 7)			4.59%			4.33%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $190 and $211 for the three month periods ended June 30, 2013 and 2012.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($122) and ($493) for the three month periods ended June 30, 2013 and 2012.
note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
note 7:	Represents net interest income divided by total interest earning assets.
note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
note 9:	Represents a $10,000 short-term note used to facilitate the two FDIC assisted transactions during January 2012 which was subsequently repaid during July 2012.

During the current quarter the covered loan yield increased because the cash received (or the estimate of the value of the asset repossessed and transferred to OREO) exceeded the amount that was previously estimated. This occurred in several loan pools during the quarter and resulted in additional income of approximately $1,047. Excluding this amount from interest income during the current quarter, the yield on the FDIC covered loan portfolio is equal to approximately 10.45% compared to the reported 12.03%, and the NIM is equal to approximately 4.38% compared to the reported 4.59%.

Provision for loan losses

The provision for loan losses decreased $520, or 27%, to $1,374 during the three month period ending June 30, 2013 compared to $1,894 for the comparable period in 2012. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2013 was $9,863 compared to $16,541 for the comparable period in 2012. This decrease was the result of the following components listed in the table below.

Three month period ending:	June 30, 2013	June 30, 2012	$ increase (decrease)	% increase (decrease)
Income from correspondent banking and bond sales division	$4,904	$9,966	$(5,062)	(50.8%)
Other correspondent banking related revenue	705	741	(36)	(4.9%)
Wealth management related revenue	1,130	950	180	18.9%
Service charges on deposit accounts	2,081	1,595	486	30.5%
Debit, prepaid, ATM and merchant card related fees	1,342	1,172	170	14.5%
BOLI income	338	363	(25)	(6.9%)
Other service charges and fees	231	147	84	57.1%
Gain on sale of securities	1,008	726	282	38.8%

Subtotal	$11,739	$15,660	$(3,921)	(25.0%)
FDIC indemnification asset-amortization(see explanation below)	(3,272)	(348)	(2,924)	(840.2%)
FDIC indemnification income	1,396	1,229	167	13.6%

Total non-interest income	$9,863	$16,541	$(6,678)	(40.4%)

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

At June 30, 2013, the total IA on the Company’s balance sheet was $88,716. Of this amount, the Company expects to receive reimbursements from the FDIC of approximately $58,556 related to future estimated losses, and expects to write-off approximately $30,160 for previously estimated losses that are no longer expected. The $30,160 is now expected to be paid by the borrower (or realized upon the sale of

OREO) instead of a reimbursement from the FDIC. At June 30, 2013, the $30,160 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) in the Company’s non-interest income as summarized below.

Year		Year
2013 (6 months)	22.8%	2017	5.8%
2014	31.9%	2018	4.8%
2015	16.1%	2019 thru 2021	7.4%

2016	11.2%	Total	100.0%

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

Income from correspondent banking and bond sales division means the spread earned from buying and selling fixed income securities among our correspondent bank customers. We do not take a position in the transaction, but merely earn a spread for facilitating it. Gross revenue depends on the amount of sales volume which is volatile from period to period. Sales volume was substantially less in the current quarter compared to the second quarter of 2012.

Non-interest expense

Non-interest expense for the three months ended June 30, 2013 decreased $4,285, or 13.5%, to $27,373, compared to $31,658 for the same period in 2012. Components of our non-interest expenses are listed in the table below.

	June 30,	June 30,	$ increase	% increase
Three month period ending:	2013	2012	(decrease)	(decrease)
Employee salaries and wages	$12,142	$15,650	$(3,508)	(22.4%)
Employee incentive/bonus compensation	1,171	897	274	30.6%
Employee stock based compensation	143	164	(21)	(12.8%)
Employer 401K matching contributions	308	303	5	1.7%
Deferred compensation expense	134	123	11	8.9%
Health insurance and other employee benefits	796	1,052	(256)	(24.3%)
Payroll taxes	733	814	(81)	(10.0%)
Other employee related expenses	344	231	113	48.9%
Incremental direct cost of loan origination	(537)	(184)	(353)	(191.9%)

Total salaries, wages and employee benefits	15,234	19,050	(3,816)	(20.0%)

Loss (gain) on sale of OREO	177	(120)	297	247.5%
Loss (gain) on sale of FDIC covered OREO	386	349	37	10.6%
Valuation write down (recovery) of OREO	295	418	(123)	(29.4%)
Valuation write down of FDIC covered OREO	1,385	417	968	232.1%
Loss on repossessed assets other than real estate	104	40	64	160.0%
Loan put back expense	—	22	(22)	(100.0%)
Foreclosure and repossession related expenses	438	649	(211)	(32.5%)
Foreclosure and repo expense, FDIC (note 1)	349	423	(74)	(17.5%)

Total credit related expenses	3,134	2,198	936	42.6%

Occupancy expense	1,942	2,481	(539)	(21.7%)
Depreciation of premises and equipment	1,455	1,416	39	2.8%
Supplies, stationary and printing	285	303	(18)	(5.9%)
Marketing expenses	586	609	(23)	(3.8%)
Data processing expense	912	962	(50)	(5.2%)
Legal, auditing and other professional fees	844	601	243	40.4%
Bank regulatory related expenses	635	658	(23)	(3.5%)
Postage and delivery	267	264	3	1.1%
Debit, prepaid, ATM and merchant card related expenses	428	285	143	50.2%
CDI and Trust intangible amortization	301	359	(58)	(16.2%)
Impairment – bank property held for sale	—	165	(165)	(100.0%)
Internet and telephone banking	239	224	15	6.7%
Put-back option amortization	—	182	(182)	(100.0%)
Operational write-offs and losses	14	91	(77)	(84.6%)
Correspondent accounts and Federal Reserve charges	120	146	(26)	(17.8%)
Conferences/Seminars/Education/Training	138	161	(23)	(14.3%)
Director fees	102	80	22	27.5%
Travel expenses	104	63	41	65.1%
Other expenses	633	746	(113)	(15.2%)

Subtotal	27,373	31,044	(3,671)	(11.8%)
Merger, acquisition and conversion related expenses	—	614	(614)	(100.0%)

Total non-interest expense	$27,373	$31,658	$(4,285)	(13.5%)

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

As noted in the table above, employee salaries and wages decreased approximately 22.4% between the two periods presented. This was due primarily to: (1) a decrease in bond sales from our correspondent banking division. Our bond salesmen are compensated on a commission basis. When sales volume decreases, as was the case in the current quarter compared to the second quarter of 2012, their compensation decreases; and, (2) we purchased two failed banks with FDIC assistance in January 2012, adding to our overall operating expenses beginning as of the end of January 2012. However, overall operating expenses have declined due to our efficiency efforts primarily taking effect in the last two quarters of 2012, which included the consolidation and closing of 15 branches (added one new branch) and the reduction of branch and back office personnel.

Provision for income taxes

We recognized an income tax provision for the three months ended June 30, 2013 of $1,338 on pre-tax income of $4,096 (an effective tax rate of 32.7%) compared to an income tax provision of $1,558 on pre-tax income of $5,272 (an effective tax rate of 29.5%) for the comparable quarter in 2012.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

Overview

We recognized net income of $7,334 or $0.24 per share basic and diluted for the six month period ended June 30, 2013, compared to net income of $5,027 or $0.16 per share basic and diluted for the same period in 2012. The primary differences between the two periods include an increase in our net interest margin (“NIM”) for reasons discussed below, reduction in loan loss provision expense due primarily to improved credit metrics and merger related expenses recognized in the first quarter of last year related to our acquisitions from the FDIC of First Guaranty Bank and Central Florida State Bank. These positive contributions to our net increase in net income are partially offset by lower bond sales from our correspondent banking and bond sales division. Each of these items, along with other items are discussed and analyzed in greater detail below.

Net interest income/margin

Net interest income increased $2,539 or 6% to $45,802 during the six month period ended June 30, 2013 compared to $43,263 for the same period in 2012. The $2,539 increase was the result of a $788 increase in interest income and a $1,751 decrease in interest expense.

Interest earning assets averaged $2,028,322 during the six month period ended June 30, 2013 as compared to $2,114,304 for the same period in 2012, a decrease of $85,982, or 4%. The yield on average interest earning assets increased 29bps to 4.86% (28bps to 4.92% tax equivalent basis) during the six month period ended June 30, 2013, compared to 4.57% (4.64% tax equivalent basis) for the same period in 2012. The combined effects of the $85,982 decrease in average interest earning assets and the 29bps (28bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $788 ($746 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,527,288 during the six month period ended June 30, 2013 as compared to $1,709,335 for the same period in 2012, a decrease of $182,047, or 11%. The cost of average interest bearing liabilities decreased 17bps to 0.40% during the six month period ended June 30, 2013, compared to 0.57% for the same period in 2012. The combined effects of the $182,047 decrease in average interest bearing liabilities and the 17bps decrease in cost of average interest bearing liabilities resulted in the $1,751 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2013 and 2012 on a tax equivalent basis.

	Six months ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$1,145,960	$27,790	4.89%	$1,119,536	$29,239	5.25%
Covered loans	274,407	15,692	11.53%	331,807	11,744	7.12%
Securities- taxable	405,017	4,485	2.23%	502,525	6,433	2.57%
Securities- tax exempt (note 8)	43,942	1,108	5.08%	38,121	1,042	5.50%
Fed funds sold and other (note 3)	158,996	426	0.54%	122,315	295	0.49%

Total interest earning assets	2,028,322	49,501	4.92%	2,114,304	48,753	4.64%
Allowance for loan losses	(25,364)			(27,337)
All other assets	383,068			404,403

Total assets	$2,386,026			$2,491,370

Interest bearing deposits (note 4)	1,448,079	2,713	0.38%	1,600,564	4,235	0.53%
Fed funds purchased	40,115	11	0.06%	61,487	15	0.05%
Other borrowings (note 5)	22,116	39	0.36%	21,499	49	0.46%
Note payable (9)	—	—	—	8,833	194	4.42%
Corporate debenture	16,978	300	3.56%	16,952	321	3.81%

Total interest bearing liabilities	1,527,288	3,063	0.40%	1,709,335	4,814	0.57%
Demand deposits	560,041			501,018
Other liabilities	23,660			15,693
Stockholders’ equity	275,037			265,324

Total liabilities and stockholders’ equity	$2,386,026			$2,491,370

Net interest spread (tax equivalent basis) (note 6)			4.52%			4.07%

Net interest income (tax equivalent basis)		$46,438			$43,939

Net interest margin (tax equivalent basis) (note 7)			4.62%			4.18%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $236 and $379 for the six month periods ended June 30, 2013 and 2012.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($301) and ($1,049) for the six month periods ended June 30, 2013 and 2012.
note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
note 7:	Represents net interest income divided by total interest earning assets.
note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
note 9:	Represents a $10,000 short-term note used to facilitate the two FDIC assisted transactions during January 2012 which was subsequently repaid during July 2012.

During the current six month period the covered loan yield increased because the cash received (or the estimate of the value of the asset repossessed and transferred to OREO) exceeded the amount that was previously estimated. This occurred in several loan pools during the six month period and resulted in additional income of approximately $2,896. Excluding this amount from interest income during the current six month period, the yield on the FDIC covered loan portfolio is equal to approximately 9.40% compared to the reported 11.53%, and the NIM is equal to approximately 4.33% compared to the reported 4.62%.

Provision for loan losses

The provision for loan losses decreased $3,612, or 78%, to $1,014 during the six month period ending June 30, 2013 compared to $4,626 for the comparable period in 2012, which was one of the primary reasons for the increase in our current period’s net income. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six months ended June 30, 2013 was $20,142 compared to $30,186 for the comparable period in 2012. This decrease was the result of the following components listed in the table below.

Six month period ending:	June 30, 2013	June 30, 2012	$ increase (decrease)	% increase (decrease)
Income from correspondent banking and bond sales division	$11,044	$17,750	$(6,706)	(37.8%)
Other correspondent banking related revenue	1,570	1,311	259	19.8%
Wealth management related revenue	2,200	1,818	382	21.0%
Service charges on deposit accounts	3,900	3,078	822	26.7%
Debit, prepaid, ATM and merchant card related fees	2,627	2,221	406	18.3%
BOLI income	677	721	(44)	(6.1%)
Other service charges and fees	533	598	(65)	(10.9%)
Gain on sale of securities	1,038	1,328	(290)	(21.8%)
Bargain purchase gain	—	453	(453)	n/a

Subtotal	23,589	$29,278	(5,689)	(19.4%)
FDIC indemnification asset-amortization(see explanation below)	(5,471)	(885)	(4,586)	518.2%
FDIC indemnification income	2,024	1,793	231	12.9%

Total non-interest income	$20,142	$30,186	$(10,044)	(33.3%)

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

At June 30, 2013, the total IA on the Company’s balance sheet was $88,716. Of this amount, the Company expects to receive reimbursements from the FDIC of approximately $58,556 related to future estimated losses, and expects to write-off approximately $30,160 for previously estimated losses that are no longer expected. The $30,160 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At June 30, 2013, the $30,160 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) in the Company’s non-interest income as summarized below.

Year		Year
2013 (6 months)	22.8%	2017	5.8%
2014	31.9%	2018	4.8%
2015	16.1%	2019 thru 2021	7.4%

2016	11.2%	Total	100.0%

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

Income from correspondent banking and bond sales division means the spread earned from buying and selling fixed income securities among our correspondent bank customers. We do not take a position in the transaction, but merely earn a spread for facilitating it. Gross revenue depends on the amount of sales volume which is volatile from period to period. Sales volume was substantially less in the current period versus the comparable period in 2012.

Non-interest expense

Non-interest expense for the six months ended June 30, 2013 decreased $7,281, or 11.8%, to $54,463, compared to $61,744 for the same period in 2012. Components of our non-interest expenses are listed in the table below.

Six month period ending:	June 30, 2013	June 30, 2012	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$24,807	$29,569	$(4,762)	(16.1%)
Employee incentive/bonus compensation	2,265	1,659	606	36.5%
Employee stock based compensation	289	324	(35)	(10.7%)
Employer 401K matching contributions	675	640	35	5.5%
Deferred compensation expense	275	246	29	11.6%
Health insurance and other employee benefits	1,747	2,073	(326)	(15.7%)
Payroll taxes	1,750	1,907	(157)	(8.3%)
Other employee related expenses	640	417	223	53.6%
Incremental direct cost of loan origination	(974)	(324)	(650)	200.7%

Total salaries, wages and employee benefits	31,474	36,511	(5,037)	(13.8%)

Loss (gain) on sale of OREO	253	(156)	409	262.6%
(Gain) loss on sale of FDIC covered OREO	309	657	(348)	(53.0%)
Valuation write down (recovery) of OREO	637	356	281	78.9%
Valuation write down of FDIC covered OREO	2,030	734	1,296	176.6%
Loss on repossessed assets other than real estate	346	138	208	150.6%
Loan put back expense	4	46	(42)	(91.2%)
Foreclosure and repossession related expenses	879	1,274	(395)	(31.0%)
Foreclosure and repo expense, FDIC (note 1)	697	740	(43)	(5.8%)

Total credit related expenses	5,155	3,789	1,366	36.0%

Occupancy expense	3,834	4,542	(708)	(15.6%)
Depreciation of premises and equipment	2,952	2,683	269	10.0%
Supplies, stationary and printing	573	618	(45)	(7.2%)
Marketing expenses	1,114	1,193	(79)	(6.6%)
Data processing expense	1,796	1,967	(171)	(8.7%)
Legal, auditing and other professional fees	1,627	1,221	406	33.2%
Bank regulatory related expenses	1,216	1,358	(142)	(10.5%)
Postage and delivery	552	587	(35)	(6.0%)
Debit, prepaid, ATM and merchant card related expenses	953	587	366	62.4%
CDI and Trust intangible amortization	607	677	(70)	(10.3%)
Impairment – bank property held for sale	—	165	(165)	(100.0%)
Internet and telephone banking	463	501	(38)	(7.6%)
Put-back option amortization	37	364	(327)	(89.8%)
Operational write-offs and losses	30	233	(203)	(87.1%)
Correspondent accounts and Federal Reserve charges	229	279	(50)	(18.1%)
Conferences/Seminars/Education/Training	291	291	—	0.0%
Director fees	204	171	33	19.0%
Travel expenses	178	91	87	95.0%
Other expenses	1,178	1,434	(256)	(17.8%)

Subtotal	54,463	59,262	(4,799)	(8.1%)
Merger, acquisition and conversion related expenses	—	2,482	(2,482)	(100.0%)

Total non-interest expense	$54,463	$61,744	$(7,281)	(11.8%)

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

As noted in the table above, employee salaries and wages decreased approximately 16.1% between the two periods presented. This was due primarily to: (1) a decrease in bond sales from our correspondent banking division. Our bond salesmen are compensated on a commission basis. When sales volume decreases, as was the case in the current period compared to the comparable period in 2012, their compensation decreases; and, (2) we purchased two failed banks with FDIC assistance in January 2012, adding to our overall operating expenses beginning as of the end of January 2012. However, overall operating expenses have declined due to our efficiency efforts primarily taking effect in the last two quarters of 2012, which included the consolidation and closing of 15 branches (added one new branch) and the reduction of branch and back office personnel.

Provision for income taxes

We recognized an income tax provision for the six months ended June 30, 2013 of $3,133 on pre-tax income of $10,467 (an effective tax rate of 29.9%) compared to an income tax provision of $2,052 on pre-tax income of $7,079 (an effective tax rate of 29.0%) for the comparable period in 2012.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2012. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2013. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: August 6, 2013	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief
Executive Officer

Date: August 6, 2013	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer