Form 10-Q
period 2013-09-30
CenterState Banks, Inc.
filed 2013-11-04
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	30,112,475 shares
(class)	Outstanding at October 31, 2013

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$21,216	$19,160
Federal funds sold and Federal Reserve Bank deposits	85,600	117,588

Cash and cash equivalents	106,816	136,748
Trading securities, at fair value	398	5,048
Investment securities available for sale, at fair value	456,555	425,758
Loans held for sale, at lower of cost or fair value	1,317	2,709

Loans covered by FDIC loss share agreements	242,891	296,295
Loans, excluding those covered by FDIC loss share agreements	1,215,681	1,139,568
Allowance for loan losses	(21,321)	(26,682)

Net Loans	1,437,251	1,409,181

Bank premises and equipment, net	97,289	97,954
Accrued interest receivable	6,206	6,100
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,179	9,749
Goodwill	44,924	44,924
Core deposit intangible	5,196	5,944
Trust intangible	1,209	1,363
Bank owned life insurance	48,961	47,957
Other repossessed real estate owned covered by FDIC loss share agreements	21,633	26,783
Other repossessed real estate owned	4,804	6,875
FDIC indemnification asset	81,603	119,289
Deferred income tax asset, net	3,392	—
Prepaid expense and other assets	10,288	16,858

TOTAL ASSETS	$2,336,021	$2,363,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$562,027	$519,510
Demand - interest bearing	452,583	452,961
Savings and money market accounts	547,137	549,457
Time deposits	400,208	475,304

Total deposits	1,961,955	1,997,232

Securities sold under agreement to repurchase	22,150	18,792
Federal funds purchased	45,356	38,932
Corporate debentures	16,990	16,970
Accrued interest payable	378	579
Deferred income tax liability, net	—	1,892
Payables and accrued expenses	16,451	15,312

Total liabilities	2,063,280	2,089,709

Stockholders’ equity:
Common stock, $.01 par value: 100,000,000 shares authorized; 30,112,475 and 30,079,767 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	301	301
Additional paid-in capital	229,478	228,952
Retained earnings	46,520	36,979
Accumulated other comprehensive (loss) income	(3,558)	7,299

Total stockholders’ equity	272,741	273,531

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,336,021	$2,363,240

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest income:
Loans	$22,963	$20,445	$66,188	$61,094
Investment securities available for sale:
Taxable	2,560	2,653	7,045	9,086
Tax-exempt	362	361	1,091	1,061
Federal funds sold and other	149	149	575	444

	26,034	23,608	74,899	71,685

Interest expense:
Deposits	1,246	1,748	3,959	5,983
Securities sold under agreement to repurchase	21	23	60	68
Federal funds purchased	5	6	16	22
Federal Home Loan Bank advances and other borrowings	—	4	—	201
Corporate debentures	152	160	452	481

	1,424	1,941	4,487	6,755

Net interest income	24,610	21,667	70,412	64,930
Provision for loan losses	(1,273)	2,425	(259)	7,051

Net interest income after loan loss provision	25,883	19,242	70,671	57,879

Non interest income:
Income from correspondent banking and bond sales division	2,909	8,606	13,953	26,356
Other correspondent banking related revenue	862	847	2,432	2,158
Service charges on deposit accounts	2,244	1,695	6,144	4,773
Debit, prepaid, ATM and merchant card related fees	1,399	1,160	4,026	3,381
Wealth management related revenue	1,179	1,000	3,379	2,818
FDIC indemnification income	3,333	2,199	5,357	3,992
FDIC indemnification asset amortization	(3,836)	(671)	(9,307)	(1,556)
Bank owned life insurance income	327	360	1,004	1,081
Other service charges and fees	190	464	723	1,062
Net gain on sale of securities available for sale	—	675	1,038	2,003
Bargain purchase gain	—	—	—	453

Total other income	8,607	16,335	28,749	46,521

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Non interest expense:
Salaries, wages and employee benefits	14,345	17,706	45,819	54,217
Occupancy expense	1,924	2,246	5,758	6,788
Depreciation of premises and equipment	1,364	1,465	4,316	4,148
Supplies, stationary and printing	268	261	841	879
Marketing expenses	722	716	1,836	1,909
Data processing expense	1,026	890	2,822	2,857
Legal, audit and other professional fees	1,176	551	2,803	1,772
Core deposit intangible (CDI) amortization	246	294	749	871
Postage and delivery	266	282	818	869
ATM and debit card related expenses	435	312	1,374	830
Bank regulatory expenses	588	623	1,804	1,981
Loss on sale of repossessed real estate (“OREO”)	1,852	153	2,414	654
Valuation write down of repossessed real estate (“OREO”)	3,184	1,735	5,851	2,825
Loss on repossessed assets other than real estate	39	37	385	175
Foreclosure related expenses	680	1,919	2,260	3,979
Merger and acquisition related expenses	183	177	183	2,659
Other expenses	1,552	2,339	4,280	6,037

Total other expenses	29,850	31,706	84,313	93,450

Income before provision for income taxes	4,640	3,871	15,107	10,950
Provision for income taxes	1,531	1,229	4,664	3,281

Net income	$3,109	$2,642	$10,443	$7,669

Other comprehensive income, net of tax:
Unrealized securities holding (loss) gain, net of income taxes	$(1,608)	$2,443	$(10,219)	$5,172

Less: reclassified adjustments for gain included in net income, net of income taxes, of $0, $400, $254, and $754, respectively	—	(421)[1]	(638)[1]	(1,249)[1]

Net unrealized (loss) gain on available for sale securities, net of income taxes	(1,608)	2,022	(10,857)	3,923

Total comprehensive income (loss)	$1,501	$4,664	$(414)	$11,592

Earnings per share:
Basic	$0.10	$0.09	$0.35	$0.25
Diluted	$0.10	$0.09	$0.35	$0.25
Common shares used in the calculation of earnings per share:
Basic	30,109,728	30,077,933	30,099,509	30,072,008
Diluted	30,243,873	30,142,167	30,216,028	30,136,680

(1)	Amounts are included in net gain on sale of securities available for sale in total non interest income. Provision for income taxes associated with the reclassification adjustment for the three and nine month periods ended September 30, 2013 and 2012 was $0, $400, $254 and $754, respectively.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2013 and 2012 (unaudited)

(in thousands of dollars, except per share data)

	Number of common shares	Common stock	Additional paid in capital	Retained earnings	Accumulated Other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2012	30,055,499	$301	$228,342	$28,277	$5,713	$262,633

Net income				7,669		7,669
Change in unrealized holding gain on available for sale securities, net of deferred income tax of $2,558					3,923	3,923

Dividends paid - common ($0.03 per share)				(902)		(902)
Stock grants issued	24,268		247			247
Stock based compensation expense			279			279

Balances at September 30, 2012	30,079,767	$301	$228,868	$35,044	$9,636	$273,849

Balances at January 1, 2013	30,079,767	$301	$228,952	$36,979	$7,299	$273,531

Net income				10,443		10,443
Change in unrealized holding gain on available for sale securities, net of deferred income tax of $6,818					(10,857)	(10,857)

Dividends paid - common ($0.03 per share)				(902)		(902)
Stock grants issued	32,708		300			300
Stock based compensation expense			226			226

Balances at September 30, 2013	30,112,475	$301	$229,478	$46,520	$(3,558)	$272,741

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,443	$7,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(259)	7,051
Depreciation of premises and equipment	4,316	4,148
Accretion of purchase accounting adjustments	(24,785)	(18,752)
Net amortization of investment securities	5,353	6,602
Net deferred loan origination fees	(593)	(117)
Gain on sale of securities available for sale	(1,038)	(2,003)
Trading securities revenue	(212)	(534)
Purchases of trading securities	(171,530)	(272,130)
Proceeds from sale of trading securities	176,392	272,664
Repossessed real estate owned valuation write down	5,851	2,825
Loss on sale of repossessed real estate owned	2,414	654
Repossessed assets other than real estate valuation write down	65	107
Loss on sale of repossessed assets other than real estate	320	68
Gain on sale of loans held for sale	(255)	(172)
Loans originated and held for sale	(15,499)	(11,744)
Proceeds from sale of loans held for sale	17,146	13,950
Loss (gain) on disposal of and or sale of fixed assets	6	(247)
Impairment of bank property held for sale	—	614
Gain on disposal of bank property held for sale	(31)	—
Deferred income taxes	1,354	2,761
Stock based compensation expense	436	478
Bank owned life insurance income	(1,004)	(1,081)
Bargain purchase gain from acquisition	—	(453)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	6,600	(2,005)
Net change in accrued interest payable, accrued expense, and other liabilities	1,028	2,988

Net cash provided by operating activities	16,518	13,341

Cash flows from investing activities:
Purchases of investment securities available for sale	(31,133)	(71,513)
Purchases of mortgage backed securities available for sale	(183,002)	(99,503)
Purchases of FHLB and FRB stock	—	(855)
Proceeds from maturities of investment securities available for sale	165	204
Proceeds from called investment securities available for sale	8,670	75,610
Proceeds from pay-downs of mortgage backed securities available for sale	83,801	94,171
Proceeds from sales of investment securities available for sale	31,201	23,261
Proceeds from sales of mortgage backed securities available for sale	37,691	117,277
Proceeds from sales of FHLB and FRB stock	1,570	4,835
Net (increase) decrease in loans	(25,264)	37,535
Cash received from FDIC loss sharing agreements	36,227	17,139
Purchases of premises and equipment, net	(3,670)	(7,676)
Proceeds from sale of repossessed real estate	22,356	17,385
Proceeds from sale of fixed assets	13	1,154
Proceeds from sale of bank property held for sale	931	—
Purchase of bank owned life insurance	—	(10,000)
Net cash from bank acquisitions	—	81,061

Net cash provided by/(used in) investing activities	(20,444)	280,085

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Nine months ended September 30,
	2013	2012
Cash flows from financing activities:
Net decrease in deposits	(34,886)	(338,827)
Net increase in securities sold under agreement to repurchase	3,358	6,389
Net increase (decrease) in federal funds purchased	6,424	(8,050)
Dividends paid	(902)	(902)

Net cash used in financing activities	(26,006)	(341,390)

Net decrease in cash and cash equivalents	(29,932)	(47,964)
Cash and cash equivalents, beginning of period	136,748	151,095

Cash and cash equivalents, end of period	$106,816	$103,131

Transfer of loans to other real estate owned	$23,400	$16,843

Cash paid during the period for:
Interest	$5,059	$8,206

Income taxes	$1,745	$9

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1:	Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and our wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState”), and our non bank subsidiary, R4ALL, Inc. Our subsidiary bank operates through 55 full service banking locations in 18 counties throughout Florida, providing traditional deposit and lending products and services to its commercial and retail customers. R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from our subsidiary bank and manage their eventual disposition.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results expected for the full year.

NOTE 2:	Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. Average stock options outstanding that were anti dilutive during the three month and nine month periods ending September 30, 2013 and 2012 were 1,040,121, 1,116,739, 1,165,761 and 1,143,888, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$3,109	$2,642	$10,443	$7,669

Denominator:
Denominator for basic earnings per share
- weighted-average shares	30,109,728	30,077,933	30,099,509	30,072,008
Effect of dilutive securities:
Stock options and stock grants	134,145	64,234	116,519	64,672
Denominator for diluted earnings per share

- adjusted weighted-average shares	30,243,873	30,142,167	30,216,028	30,136,680

Basic earnings per share	$0.10	$0.09	$0.35	$0.25
Diluted earnings per share	$0.10	$0.09	$0.35	$0.25

NOTE 3:	Fair value

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

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at September 30, 2013
Assets:
Trading securities	$398	—	$398	—
Available for sale securities
U.S. government sponsored entities and agencies	5	—	5	—
Mortgage backed securities	415,134	—	415,134	—
Municipal securities	41,416	—	41,416	—
Interest rate swap derivatives	712	—	712	—

Liabilities: Interest rate swap derivatives	809	—	809	—

at December 31, 2012
Assets:
Trading securities	$5,048	—	$5,048	—
Available for sale securities
U.S. government sponsored entities and agencies	7,546	—	7,546	—
Mortgage backed securities	373,190	—	373,190	—
Municipal securities	45,022	—	45,022	—
Interest rate swap derivatives	1,131	—	1,131	—

Liabilities:
Interest rate swap derivatives	2,014	—	2,014	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at September 30, 2013
Assets:
Impaired loans
Residential real estate	$2,896	—	—	$2,896
Commercial real estate	6,174	—	—	6,174
Land, land development and construction	961	—	—	961
Commercial	1,310	—	—	1,310
Consumer	158	—	—	158
Other real estate owned
Residential real estate	$18	—	—	$18
Commercial real estate	3,664	—	—	3,664
Land, land development and construction	4,427	—	—	4,427
Bank owned real estate held for sale	1,582	—	—	1,582

at December 31, 2012
Assets:
Impaired loans
Residential real estate	$837	—	—	$837
Commercial real estate	8,379	—	—	8,379
Land, land development and construction	1,103	—	—	1,103
Commercial	905	—	—	905
Consumer	84	—	—	84
Other real estate owned
Residential real estate	$582	—	—	$582
Commercial real estate	5,933	—	—	5,933
Land, land development and construction	4,445	—	—	4,445
Bank owned real estate held for sale	2,482	—	—	2,482

Impaired loans with specific valuation allowances and/or partial charge-offs had a recorded investment of $12,083 with a valuation allowance of $584, at September 30, 2013, and a recorded investment of $11,678, with a valuation allowance of $370, at December 31, 2012. The Company recorded a provision for loan loss expense of $383 and $781on these loans during the three and nine month periods ending September 30, 2013, respectively.

Other real estate owned had a decline in fair value of $3,184 and $5,851 during the three and nine month period ending September 30, 2013, respectively, and $1,735 and $2,825 during the three and nine month period ending September 30, 2012, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank owned real estate held for sale represents certain branch office buildings which the Company has closed and consolidated to other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank owned property held for sale and included in Prepaid and Other Assets category in the Company’s Condensed Consolidated Balance Sheet during 2012. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. During the current year, one of the properties was sold. The net proceeds from the sale was $931 resulting in a gain on the sale of $31, which was included in other non interest income in the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income. Impairment charges recognized during the three and nine month periods ending September 30, 2013 and 2012 were $0, $0, $449 and $614, respectively.

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

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at September 30, 2013	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$106,816	$106,816	$—	$—	$106,816
Trading securities	398	—	398	—	398
Investment securities available for sale	456,555	—	456,555	—	456,555
FHLB and FRB stock	8,179	—	—	—	n/a
Loans held for sale	1,317	—	1,317	—	1,317
Loans, less allowance for loan losses of $21,321	1,437,251	—	—	1,438,680	1,438,680
FDIC indemnification asset	81,603	—	—	—	n/a
Interest rate swap derivatives	712	—	712	—	712
Accrued interest receivable	6,206	—	—	6,206	6,206

Financial liabilities:
Deposits- without stated maturities	$1,561,747	$1,561,747	$—	$—	$1,561,747
Deposits- with stated maturities	400,208	—	404,692	—	404,692
Securities sold under agreement to repurchase	22,150	—	22,150	—	22,150
Federal funds purchased	45,356	—	45,356	—	45,356
Corporate debentures	16,990	—	11,011	—	11,011
Interest rate swap derivatives	809	—	809	—	809
Accrued interest payable	378	—	378	—	378

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

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and nine month periods ending September 30, 2013 and 2012.

Three month period ending September 30, 2013

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$25,304	$730	$—		$26,034
Interest expense	(1,267)	(5)	(152)		(1,424)

Net interest income (expense)	24,037	725	(152)		24,610
Recovery of prior loan loss provision	1,273	—	—		1,273
Non interest income	4,836	3,771	—		8,607
Non interest expense	(24,620)	(4,377)	(853)		(29,850)

Net income (loss) before taxes	5,526	119	(1,005)		4,640
Income tax (provision) benefit	(1,867)	(46)	382		(1,531)

Net income (loss)	$3,359	$73	($623)		$3,109

Total assets	$2,194,300	$138,395	$294,425	($291,099)	$2,336,021

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Nine month period ending September 30, 2013

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$72,777	$2,122	$—		$74,899
Interest expense	(4,019)	(16)	(452)		(4,487)

Net interest income (expense)	68,758	2,106	(452)		70,412
Recovery of prior loan loss provision	259	—	—		259
Non interest income	12,364	16,385	—		28,749
Non interest expense	(65,917)	(15,815)	(2,581)		(84,313)

Net income (loss) before taxes	15,464	2,676	(3,033)		15,107
Income tax (provision) benefit	(4,933)	(1,032)	1,301		(4,664)

Net income (loss)	$10,531	$1,644	($1,732)		$10,443

Total assets	$2,194,300	$138,395	$294,425	($291,099)	$2,336,021

Three month period ending September 30, 2012

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$22,676	$932	$—		$23,608
Interest expense	(1,770)	(7)	(164)		(1,941)

Net interest income	20,906	925	(164)		21,667
Provision for loan losses	(2,425)	—	—		(2,425)
Non interest income	6,882	9,453	—		16,335
Non interest expense	(23,704)	(7,235)	(767)		(31,706)

Net income before taxes	1,659	3,143	(931)		3,871
Income tax (provision) benefit	(389)	(1,183)	343		(1,229)

Net income (loss)	$1,270	$1,960	$(588)		$2,642

Total assets	$2,206,116	$166,231	$295,062	$(289,794)	$2,377,615

Nine month period ending September 30, 2012

	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$68,518	$3,167	$—		$71,685
Interest expense	(6,053)	(22)	(680)		(6,755)

Net interest income	62,465	3,145	(680)		64,930
Provision for loan losses	(7,051)	—	—		(7,051)
Non interest income	18,004	28,514	3		46,521
Non interest expense	(69,011)	(22,099)	(2,340)		(93,450)

Net income before taxes	4,407	9,560	(3,017)		10,950
Income tax (provision) benefit	(795)	(3,598)	1,112		(3,281)

Net income (loss)	$3,612	$5,962	$(1,905)		$7,669

Total assets	$2,206,116	$166,231	$295,062	$(289,794)	$2,377,615

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

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$5	$—	$—	$5
Mortgage backed securities	421,248	4,865	10,979	415,134
Municipal securities	41,094	934	612	41,416

Total	$462,347	$5,799	$11,591	$456,555

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$7,465	$81	$—	$7,546
Mortgage backed securities	364,014	9,247	71	373,190
Municipal securities	42,570	2,504	52	45,022

Total	$414,049	$11,832	$123	$425,758

The cost of securities sold is determined using the specific identification method. Sales of available for sale securities were as follows:

For the nine months ended:	Sept 30, 2013	Sept 30, 2012
Proceeds	$68,892	$140,537
Gross gains	1,038	2,285
Gross losses	—	282

The tax provision related to these net realized gains was $400 and $754, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of available for sale securities at September 30, 2013 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair Value	Amortized Cost
Investment securities available for sale
Due in one year or less	$625	$625
Due after one year through five years	1,929	1,800
Due after five years through ten years	11,594	11,335
Due after ten years through thirty years	27,273	27,339
Mortgage backed securities	415,134	421,248

	$456,555	$462,347

Securities pledged at September 30, 2013 and December 31, 2012 had a carrying amount (estimated fair value) of $108,871 and $108,737 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	235,856	10,979	—	—	235,856	10,979
Municipal securities	11,591	612	—	—	11,591	612

Total temporarily impaired securities	$247,447	$11,591	$—	$—	$247,447	$11,591

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	30,840	71	—	—	30,840	71
Municipal securities	2,180	52	—	—	2,180	52

Total temporarily impaired securities	$33,020	$123	$—	$—	$33,020	$123

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At September 30, 2013, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6:	Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Sept 30, 2013	Dec 31, 2012
Loans not covered by FDIC loss share agreements
Real estate loans
Residential	$449,224	$428,554
Commercial	529,172	480,494
Land, development and construction	60,375	55,474

Total real estate	1,038,771	964,522
Commercial	126,451	124,225
Consumer and other loans (note 1)	1,259	2,732
Consumer and other loans	49,065	48,547

Loans before unearned fees and deferred cost	1,215,546	1,140,026
Net unearned fees and costs	135	(458)
Allowance for loan losses for noncovered loans	(19,265)	(24,033)

Net loans not covered by FDIC loss share agreements	1,196,416	1,115,535

Loans covered by FDIC loss share agreements
Real estate loans
Residential	124,027	142,480
Commercial	109,285	134,413
Land, development and construction	5,673	13,259

Total real estate	238,985	290,152
Commercial	3,906	6,143

	242,891	296,295
Allowance for loan losses for covered loans	(2,056)	(2,649)

Net loans covered by FDIC loss share agreements	240,835	293,646

Total loans, net of allowance for loan losses	$1,437,251	$1,409,181

note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The tables below set forth the activity in the allowance for loan losses for the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended September 30, 2013
Balance at beginning of period	$21,800	$2,020	$23,820
Loans charged-off	(1,570)	—	(1,570)
Recoveries of loans previously charged-off	344	—	344

Net charge-offs	(1,226)	—	(1,226)
(Recovery) provision for loan losses	(1,309)	36	(1,273)

Balance at end of period	$19,265	$2,056	$21,321

Nine months ended September 30, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(5,404)	(515)	(5,919)
Recoveries of loans previously charged-off	817	—	817

Net charge-offs	(4,587)	(515)	(5,102)
(Recovery) provision for loan losses	(181)	(78)	(259)

Balance at end of period	$19,265	$2,056	$21,321

Three months ended September 30, 2012
Balance at beginning of period	$23,634	$1,549	$25,183
Loans charged-off	(2,245)	—	(2,245)
Recoveries of loans previously charged-off	978	—	978

Net charge-offs	(1,267)	—	(1,267)
Provision for loan losses	1,652	773	2,425

Balance at end of period	$24,019	$2,322	$26,341

Nine months ended September 30, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(10,393)	—	(10,393)
Recoveries of loans previously charged-off	1,739	—	1,739

Net charge-offs	(8,654)	—	(8,654)
Provision for loan losses	5,088	1,963	7,051

Balance at end of period	$24,019	$2,322	$26,341

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses for loans not covered by FDIC loss share agreements by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Loans not covered by FDIC loss share agreements:

Three months ended September 30, 2013
Beginning of the period	$9,791	$6,026	$4,071	$1,064	$848	$21,800
Charge-offs	(1,147)	(53)	(127)	(53)	(190)	(1,570)
Recoveries	163	42	41	22	76	344
Provision for loan losses	844	(1,431)	(644)	(146)	68	(1,309)

Balance at end of period	$9,651	$4,584	$3,341	$887	$802	$19,265

Nine months ended September 30, 2013
Beginning of the period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Charge-offs	(3,328)	(1,127)	(310)	(112)	(527)	(5,404)
Recoveries	396	82	161	43	135	817
Provision for loan losses	5,752	(2,643)	(2,721)	(789)	220	(181)

Balance at end of period	$9,651	$4,584	$3,341	$887	$802	$19,265

Three months ended September 30, 2012
Beginning of the period	$4,860	$8,091	$7,868	$1,638	$1,177	$23,634
Charge-offs	(1,456)	(179)	(385)	(10)	(215)	(2,245)
Recoveries	182	411	338	4	43	978
Provision for loan losses	1,896	263	(719)	54	158	1,652

Balance at end of period	$5,482	$8,586	$7,102	$1,686	$1,163	$24,019

Nine months ended September 30, 2012
Beginning of the period	$6,700	$8,825	$9,098	$1,984	$978	$27,585
Charge-offs	(3,233)	(1,758)	(4,593)	(71)	(738)	(10,393)
Recoveries	334	834	423	15	133	1,739
Provision for loan losses	1,681	685	2,174	(242)	790	5,088

Balance at end of period	$5,482	$8,586	$7,102	$1,686	$1,163	$24,019

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses for loans covered by FDIC loss share agreements by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Total

Loans covered by FDIC loss share agreements:

Three months ended September 30, 2013
Beginning of the period	$—	$1,577	$130	$313	$2,020
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for loan losses	—	(190)	(8)	234	36

Balance at end of period	$—	$1,387	$122	$547	$2,056

Nine months ended September 30, 2013
Beginning of the period	$—	$2,335	$—	$314	$2,649
Charge-offs	—	(515)	—	—	(515)
Recoveries	—	—	—	—	—
Provision for loan losses	—	(433)	122	233	(78)

Balance at end of period	$—	$1,387	$122	$547	$2,056

Three months ended September 30, 2012
Beginning of the period	$82	$1,455	$—	$12	$1,549
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for loan losses	—	780	—	(7)	773

Balance at end of period	$82	$2,235	$—	$5	$2,322

Nine months ended September 30, 2012
Beginning of the period	$82	$223	$40	$14	$359
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for loan losses	—	2,012	(40)	(9)	1,963

Balance at end of period	$82	$2,235	$—	$5	$2,322

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of September 30, 2013	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$429	$263	$57	$8	$27	$784
Collectively evaluated for impairment	9,222	4,321	3,284	879	775	18,481
Acquired with deteriorated credit quality	—	1,387	122	547	—	2,056

Total ending allowance balance	$9,651	$5,971	$3,463	$1,434	$802	$21,321

Loans:
Loans individually evaluated for impairment	$9,054	$27,246	$1,391	$1,831	$358	$39,880
Loans collectively evaluated for impairment	440,170	501,926	58,984	124,620	48,707	1,174,407
Loans acquired with deteriorated credit quality	124,027	109,285	5,673	3,906	1,259	244,150

Total ending loan balances	$573,251	$638,457	$66,048	$130,357	$50,324	$1,458,437

	Real Estate Loans
As of December 31, 2012	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$610	$277	$107	$1	$27	$1,022
Collectively evaluated for impairment	6,221	7,995	6,104	1,744	947	23,011
Acquired with deteriorated credit quality	—	2,335	—	314	—	2,649

Total ending allowance balance	$6,831	$10,607	$6,211	$2,059	$974	$26,682

Loans:
Loans individually evaluated for impairment	$9,936	$32,860	$1,520	$3,470	$393	$48,179
Loans collectively evaluated for impairment	418,618	447,634	53,954	120,755	48,154	1,089,115
Loans acquired with deteriorated credit quality	142,480	134,413	13,259	6,143	2,732	299,027

Total ending loan balance	$571,034	$614,907	$68,733	$130,368	$51,279	$1,436,321

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	Sept 30, 2013	Dec 31, 2012
Impaired loans with a specific valuation allowance	$7,992	$10,744
Impaired loans without a specific valuation allowance	31,888	37,435

Total impaired loans	$39,880	$48,179
Amount of allowance for loan losses allocated to impaired loans	$784	$1,022

Performing TDRs	$11,604	$8,841
Non performing TDRs, included in NPLs	4,207	5,819

Total TDRs (TDRs are required to be included in impaired loans)	$15,811	$14,660
Impaired loans that are not TDRs	24,069	33,519

Total impaired loans	$39,880	$48,179

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally twelve to twenty-four months. We have not forgiven any material principal amounts on any loan modifications to date. We have approximately $15,811 of TDRs. Of this amount $11,604 are performing pursuant to their modified terms, and $4,207 are not performing and have been placed on non accrual status and included in our non performing loans (“NPLs”).

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of September 30, 2013 and December 31, 2012 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of September 30, 2013	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,936	$1,546	$8,482
Commercial	3,538	2,496	6,034
Land, development, construction	429	—	429

Total real estate loans	10,903	4,042	14,945
Commercial	469	40	509
Consumer and other	232	125	357

Total TDRs	$11,604	$4,207	$15,811

As of December 31, 2012	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$6,446	$1,778	$8,224
Commercial	1,589	3,701	5,290
Land, development, construction	202	231	433

Total real estate loans	8,237	5,710	13,947
Commercial	315	5	320
Consumer and other	289	104	393

Total TDRs	$8,841	$5,819	$14,660

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $426 and $748 and partial charge offs of $219 and $445 on the TDR loans described above during the three and nine month period ending September 30, 2013.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 73% of our TDRs are current pursuant to their modified terms, and about $4,207, or approximately 27% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the period ending September 30, 2013 and December 31, 2012.

	Period ending		Year ending
	September 30, 2013		December 31, 2012
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	3	$562	10	$758
Commercial real estate	5	1,662	4	2,567
Land, development, construction	—	—	4	156
Commercial and Industrial	1	25	—	—
Consumer and other	1	18	1	45

Total	10	$2,267	19	$3,526

The Company recorded a provision for loan loss expense of $172 and $332 and partial charge offs of $59 and $176 on TDR loans that subsequently defaulted as described above during the three and nine month period ending September 30, 2013, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of September 30, 2013	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded:
Residential real estate	$5,539	$5,448	$—
Commercial real estate	25,749	23,892	—
Land, development, construction	1,760	911	—
Commercial and industrial	1,728	1,631	—
Consumer, other	6	6	—

With an allowance recorded:
Residential real estate	3,910	3,606	429
Commercial real estate	3,533	3,354	263
Land, development, construction	494	480	57
Commercial and industrial	245	200	8
Consumer, other	364	352	27

Total	$43,328	$39,880	$784

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2012	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$1,712	$1,712	$—
Commercial real estate	33,789	31,171	—
Land, development, construction	2,042	1,087	—
Commercial and industrial	3,556	3,465	—

With an allowance recorded:
Residential real estate	8,624	8,224	610
Commercial real estate	1,742	1,689	277
Land, development, construction	664	433	107
Commercial and industrial	5	5	1
Consumer, other	395	393	27

Total	$52,529	$48,179	$1,022

Three month period ending September, 30, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,829	$78	$—
Commercial	26,960	295	—
Land, development, construction	1,436	2	—

Total real estate loans	37,225	375	—

Commercial and industrial	1,710	12	—
Consumer and other loans	351	3	—

Total	$39,286	$390	$—

Nine month period ending September 30, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,014	$222	$—
Commercial	28,134	840	—
Land, development, construction	1,423	10	—

Total real estate loans	38,571	1,072	—

Commercial and industrial	1,984	28	—
Consumer and other loans	369	8	—

Total	$40,924	$1,108	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending September, 30, 2012	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$10,289	$78	$—
Commercial	29,900	285	—
Land, development, construction	2,531	4	—

Total real estate loans	42,720	367	—

Commercial and industrial	3,306	34	—
Consumer and other loans	427	3	—

Total	$46,453	$404	$—

Nine month period ending September 30, 2012	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$10,131	$215	$—
Commercial	29,756	946	—
Land, development, construction	4,599	19	—

Total real estate loans	44,486	1,180	—

Commercial and industrial	4,432	80	—
Consumer and other loans	455	13	—

Total	$49,373	$1,273	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonperforming loans were as follows:	Sept 30, 2013	Dec 31, 2012
Non accrual loans	$21,104	$25,448
Loans past due over 90 days and still accruing interest	35	293

Total non performing loans	$21,139	$25,741

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

As of September 30, 2013	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$10,882	$—
Commercial real estate	7,263	—
Land, development, construction	1,247	—
Commercial	1,290	—
Consumer, other	422	35

Total	$21,104	$35

As of December 31, 2012	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,993	$—
Commercial real estate	11,459	—
Land, development, construction	2,032	—
Commercial	1,650	—
Consumer, other	314	293

Total	$25,448	$293

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

	Accruing Loans
As of September 30, 2013	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$449,224	$3,136	$1,623	$—	$4,759	$433,583	$10,882
Commercial real estate	529,172	2,642	342	—	2,984	518,925	7,263
Land/dev/construction	60,375	109	618	—	727	58,401	1,247
Commercial	126,451	264	69	—	333	124,828	1,290
Consumer	50,324	209	149	35	393	49,509	422

	$1,215,546	$6,360	$2,801	$35	$9,196	$1,185,246	$21,104

	Accruing Loans
As of December 31, 2012	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$428,554	$1,632	$677	$—	$2,309	$416,252	$9,993
Commercial real estate	480,494	1,663	1,147	—	2,810	466,225	11,459
Land/dev/construction	55,474	115	624	—	739	52,703	2,032
Commercial	124,225	203	416	—	619	121,956	1,650
Consumer	51,279	456	489	293	1,238	49,727	314

	$1,140,026	$4,069	$3,353	$293	$7,715	1,106,863	$25,448

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 or are included in groups of homogeneous loans. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

	As of September 30, 2013
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$420,235	$6,511	$22,478	$—
Commercial real estate	435,312	59,217	34,643	—
Land/dev/construction	46,689	10,765	2,921	—
Commercial	117,529	4,825	4,097	—
Consumer	48,970	554	800	—

	$1,068,735	$81,872	$64,939	$—

	As of December 31, 2012
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$400,244	$4,797	$23,513	$—
Commercial real estate	394,238	44,933	41,323	—
Land/dev/construction	39,650	11,994	3,830	—
Commercial	114,067	3,978	6,180	—
Consumer	49,894	613	772	—

	$998,093	$66,315	$75,618	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans covered by FDIC loss share agreements, based on payment activity as of September 30, 2013:

	Residential	Consumer
Performing	$438,342	$49,867
Nonperforming	10,882	457

Total	$449,224	$50,324

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2013 and December 31, 2012. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Sept 30, 2013	Dec 31, 2012
Contractually required principal and interest	$416,565	$534,989
Non-accretable difference	(71,810)	(142,855)

Cash flows expected to be collected	344,755	392,134
Accretable yield	(100,605)	(93,107)

Carrying value of acquired loans	$244,150	$299,027
Allowance for loan losses	(2,056)	(2,649)

Carrying value less allowance for loan losses	$242,094	$296,378

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $10,894 and $30,811 from non-accretable difference to accretable yield during the three and nine month period ending September 30, 2013, respectively, to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and nine month period ending September 30, 2013 and 2012.

Activity during the three month period ending September 30, 2013	June 30, 2013	income accretion	all other adjustments	Sept 30, 2013
Contractually required principal and interest	$449,146		$(32,581)	$416,565
Non-accretable difference	(90,060)		18,250	(71,810)

Cash flows expected to be collected	359,086		(14,331)	344,755
Accretable yield	(99,407)	8,988	(10,186)	(100,605)

Carry value of acquired loans	$259,679	$8,988	$(24,517)	$244,150

Activity during the nine month period ending September 30, 2013	Dec 31, 2012	income accretion	all other adjustments	Sept 30, 2013
Contractually required principal and interest	$534,989		$(118,424)	$416,565
Non-accretable difference	(142,855)		71,045	(71,810)

Cash flows expected to be collected	392,134		(47,379)	344,755
Accretable yield	(93,107)	24,835	(32,333)	(100,605)

Carry value of acquired loans	$299,027	$24,835	$(79,712)	$244,150

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Activity during the three month period ending September 30, 2012	June 30, 2012	Effect of acquisitions	income accretion	all other adjustments	Sept 30, 2012
Contractually required principal and interest	$594,439			$(17,945)	$576,494
Non-accretable difference	(164,756)			5,415	(159,341)

Cash flows expected to be collected	429,683			(12,530)	417,153
Accretable yield	(100,286)		6,208	(11,334)	(105,412)

Carry value of acquired loans	$329,397	$—	$6,208	$(23,864)	$311,741

Activity during the nine month period ending September 30, 2012	Dec 31, 2011	Effect of acquisitions	income accretion	all other adjustments	Sept 30, 2012
Contractually required principal and interest	$291,531	$363,130		$(78,167)	$576,494
Non-accretable difference	(51,536)	(125,630)		17,825	(159,341)

Cash flows expected to be collected	239,995	237,500		(60,342)	417,153
Accretable yield	(74,552)	(32,975)	17,955	(15,840)	(105,412)

Carry value of acquired loans	$165,443	$204,525	$17,955	$(76,182)	$311,741

NOTE 7:	FDIC indemnification asset

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010 and the acquisition of two failed banks in 2012. The activity in the FDIC loss share indemnification asset is as follows:

	Nine month period ended Sept 30, 2013	Twelve month period ended Dec 31, 2012
Beginning of the year	$119,289	$50,642
Effect of acquisitions	—	85,088
Amortization, net	(9,307)	(3,096)
Indemnification income - ORE	5,420	4,185
Indemnification of foreclosure expense	2,491	2,425
Proceeds from FDIC	(36,227)	(21,787)
(Recovery) impairment of loan pool	(63)	1,832

Period end balance	$81,603	$119,289

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and 80% of that loss is recognized as income from FDIC reimbursement, and included in this line item. During the nine month period ended September 30, 2013, the estimated amount of impairment declined, which resulted in a reversal of $63 of income previously recognized.

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

Amortization, net

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

NOTE 8:	Announced acquisitions

On July 29, 2013, CenterState Banks, Inc. (“CSFL”) entered into an Agreement and Plan of Merger (“Agreement”) with Gulfstream Bancshares, Inc. (“GS” or “Gulfstream”), whereby GS will be merged with and into CSFL. Pursuant to and simultaneously with entering into the Agreement, CSFL’s wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CSB”) and GS’s wholly owned subsidiary bank, Gulfstream Business Bank (“GSB”) entered into a Plan of Merger and Merger Agreement whereby GSB will be merged with and into CSB simultaneously with the merger of GS with and into CSFL.

At September 30, 2013, Gulfstream reported total consolidated assets of $563,644, total consolidated loans of $372,615 and total consolidated deposits of $471,287. Gulfstream is headquartered in Stuart, Florida with branch offices in St. Lucie, Jupiter, and Delray Beach, Florida.

Under the terms of the Agreement each outstanding share of GS common stock is entitled to receive 3.012 shares of CSFL common stock and a $14.65 cash payment. The Agreement has been unanimously approved by the board of directors of CSFL and GS. The transaction is expected to close early in the first quarter of 2014 subject to customary conditions, including all applicable regulatory approvals and GS shareholder approval.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Overview

Our total assets decreased slightly between September 30, 2013 and year end 2012 primarily due to a decrease in total deposits partially offset by increases in federal funds purchased (i.e. deposits from our correspondent banks) and repurchase agreements. Our total stockholders’ equity also decreased during this nine month period due to changes in unrealized gains and losses in our available for sale securities portfolio, as a result of rising interest rates.

Our total loans, excluding loans covered by FDIC loss share agreements, increased during the nine month period by an annualized rate of approximately 8.9%, all resulting from in-market loan origination. The indemnification asset decreased $37,686 during the period due to cash payments received from the FDIC for loss reimbursements and through amortization of losses previously estimated, that are currently no longer expected to occur. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $85,600 at September 30, 2013 (approximately 3.7% of total assets) as compared to $117,588 at December 31, 2012 (approximately 5.0% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $456,555 at September 30, 2013 (approximately 19.5% of total assets) compared to $425,758 at December 31, 2012 (approximately 18.0% of total assets), an increase of $30,797 or 7.2%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings and Comprehensive Income. Securities purchased for this portfolio have primarily been various municipal securities. We held $398 of securities in our trading securities portfolio as of September 30, 2013. A list of the activity in this portfolio is summarized below.

	Nine month period ended Sept 30, 2013	Nine month period ended Sept 30, 2012
Beginning balance	$5,048	$—
Purchases	171,530	272,130
Proceeds from sales	(176,392)	(272,664)
Net realized gain on sales	212	534

Ending balance	$398	$—

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

	Nine month period ended Sept 30, 2013	Nine month period ended Sept 30, 2012
Beginning balance	$2,709	$3,741
Loans originated	15,499	11,744
Proceeds from sales	(17,146)	(13,950)
Net realized gain on sales	255	172

Ending balance	$1,317	$1,707

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the nine months ended September 30, 2013, were $1,428,419, or 70.8% of average earning assets, as compared to $1,453,453, or 69.6% of average earning assets, for the nine month period ending September 30, 2012. Total loans at September 30, 2013 and December 31, 2012 were $1,458,572 and $1,435,863, respectively. This represents a loan to total asset ratio of 62.4% and 60.8% and a loan to deposit ratio of 74.3% and 71.9%, at September 30, 2013 and December 31, 2012, respectively.

Approximately 16.7% of our loans, or $242,891, are covered by FDIC loss sharing agreements. Pursuant to and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of the covered loans acquired are accounted for pursuant to ASC Topic 310-30. Within the FDIC covered loan portfolio, approximately 51% are collateralized by single family residential real estate and 45% are collateralized by commercial real estate. The remainder of our covered loans included land, land development, and non-real estate commercial loans.

Our loans that are not covered by FDIC loss sharing agreements at September 30, 2013 and December 31, 2012 were $1,215,681 and $1,139,568, respectively, an increase of $76,113, or approximately 8.9% annualized. New loan origination (funded during the quarter of origination) for the current quarter compared to the prior four quarters is presented in the table below:

	3Q13	2Q13	1Q13	4Q12	3Q12
New loan production (funded)	$81,731	$84,303	$43,607	$54,819	$51,519
Average yield	4.35%	4.13%	4.27%	4.31%	4.40%

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

Our total loans, including those with and without loss sharing agreements, total $1,458,572 at September 30, 2013. Of this amount, approximately 88% are collateralized by real estate, 9% are commercial non real estate loans and the remaining 3% are consumer and other non real estate loans. We have approximately $573,251 of single family residential loans which represents about 39% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 44% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Sept 30, 2013	Dec 31, 2012

Loans not covered by FDIC loss share agreements
Real estate loans
Residential	$449,224	$428,554
Commercial	529,172	480,494
Land, development, construction	60,375	55,474

Total real estate	1,038,771	964,522
Commercial	126,451	124,225
Consumer and other loans (note 1)	1,259	2,732
Consumer and other	49,065	48,547

Loans before unearned fees and deferred cost	1,215,546	1,140,026
Unearned fees/costs	135	(458)
Allowance for loan losses for non-covered loans	(19,265)	(24,033)

Net loans not covered by FDIC loss share agreements	1,196,416	1,115,535

Loans covered by FDIC loss share agreements
Real estate loans
Residential	124,027	142,480
Commercial	109,285	134,413
Land, development, construction	5,673	13,259

Total real estate	238,985	290,152
Commercial	3,906	6,143

	242,891	296,295
Allowance for loan losses for covered loans	(2,056)	(2.649)

Net loans covered by FDIC loss share agreements	240,835	293,646

Total loans, net of allowance for loan losses	$1,437,251	$1,409,181

note 1:	Consumer loans acquired pursuant to three FDIC assisted transactions of failed financial institutions during the third quarter of 2010 and two in the first quarter of 2012. These loans are not covered by an FDIC loss share agreement. The loans are being accounted for pursuant to ASC Topic 310-30.

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

The second component is a general allowance on all of the Company’s loans other than those identified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. The portfolio segments identified by the Company are residential loans, commercial real estate loans, construction and land development loans, commercial and industrial and consumer and other. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic, or qualitative, factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at September 30, 2013 and December 31, 2012.

	Sept 30, 2013			Dec 31, 2012			increase (decrease)
	loan	ALLL		loan	ALLL		loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Impaired loans	$39,880	$784	1.97%	$48,179	$1,022	2.12%	$(8,299)	$(238)	-15bps
Non impaired loans	1,175,801	18,481	1.57%	1,091,389	23,011	2.11%	84,412	(4,530)	-54bps

Loans (note 1)	1,215,681	19,265	1.58%	1,139,568	24,033	2.11%	76,113	(4,768)	-53bps
Covered loans (note 2)	242,891	2,056		296,295	2,649		(53,404)	(593)

Total loans	$1,458,572	$21,321	1.46%	$1,435,863	$26,682	1.86%	$22,709	$(5,361)	-40bps

note 1:	Total loans not covered by FDIC loss share agreements.
note 2:	Loans covered by FDIC loss share agreements. Eighty percent of any losses in this portfolio will be reimbursed by the FDIC and recognized as FDIC Indemnification income and included in non-interest income within the Company’s condensed consolidated statement of operations. Four loan pools with an aggregate carrying value of $8,254 are impaired at September 30, 2013, and have a specific allowance of $2,056. The aggregate carrying value of $8,254 represents approximately 69% of the underlying loan balances outstanding.

The general loan loss allowance (non-impaired loans) decreased by a net amount of $4,530. This decrease was primarily due to the continued improvement in our credit metrics, in particular the continued decline in our rolling two year charge-off history, partially offset by the growth in our non-impaired loan portfolio. The improved credit metrics include declining trends in non-performing loans, net charge-offs and performing loans past due 30-89 days, as well as, improvement in national and local economic trends.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans not covered by an FDIC loss sharing agreement on a loan level basis. We recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $3,448 to $39,880 ($39,096 when the $784 specific allowance is considered) from their legal unpaid principal balance outstanding of $43,328. In the aggregate, total impaired loans have been written down to approximately 90% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 67% of their legal unpaid principal balance. The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $21,139 at September 30, 2013) have been written down to approximately 75% of their legal unpaid principal balance.

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

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at September 30, 2013. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Loans not covered by FDIC loss share agreements	Loans covered by FDIC loss share agreements	Total
Three months ended September 30, 2013
Balance at beginning of period	$21,800	$2,020	$23,820
Loans charged-off	(1,570)	—	(1,570)
Recoveries of loans previously charged-off	344	—	344

Net charge-offs	(1,226)	—	(1,226)
(Recovery) provision for loan loss	(1,309)	36	(1,273)

Balance at end of period	$19,265	$2,056	$21,321

Three months ended September 30, 2012
Balance at beginning of period	$23,634	$1,549	$25,183
Loans charged-off	(2,245)	—	(2,245)
Recoveries of loans previously charged-off	978	—	978

Net charge-offs	(1,267)	—	(1,267)
Provision for loan losses	1,652	773	2,425

Balance at end of period	$24,019	$2,322	$26,341

Nine months ended September 30, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(5,404)	(515)	(5,919)
Recoveries of loans previously charged-off	817	—	817

Net charge-offs	(4,587)	(515)	(5,102)
(Recovery) provision for loan loss	(181)	(78)	(259)

Balance at end of period	$19,265	$2,056	$21,321

Nine months ended September 30, 2012
Balance at beginning of period	$27,585	$359	$27,944
Loans charged-off	(10,393)	—	(10,393)
Recoveries of loans previously charged-off	1,739	—	1,739

Net charge-offs	(8,654)	—	(8,654)
Provision for loan losses	5,088	1,963	7,051

Balance at end of period	$24,019	$2,322	$26,341

Nonperforming loans and nonperforming assets

Non performing loans, excluding loans covered by FDIC loss share agreements, are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, excluding loans covered by FDIC loss share agreements, as a percentage of total loans, excluding loans covered by FDIC loss share agreements, were 1.74% at September 30, 2013, compared to 2.26% at December 31, 2012.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $26,084 at September 30, 2013, compared to $33,386 at December 31, 2012. Non performing assets as a percentage of total assets were 1.12% at September 30, 2013, compared to 1.41% at December 31, 2012.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated.

	Sept 30, 2013	Dec 31, 2012
Non-accrual loans (note 1)	$21,104	$25,448
Past due loans 90 days or more and still accruing interest (note 1)	35	293

Total non-performing loans (NPLs) (note 1)	21,139	25,741

Other real estate owned (OREO) (note 1)	4,804	6,875
Repossessed assets other than real estate (note 1)	141	770

Total non-performing assets (NPAs) (note 1)	$26,084	$33,386

Total NPLs as a percentage of total loans (note 1)	1.74%	2.26%
Total NPAs as a percentage of total assets (note 1)	1.12%	1.41%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans (note 1)	0.75%	0.65%
Allowance for loan losses, excluding FDIC covered loans	$19,265	$24,033
Allowance for loan losses as a percentage of NPLs (note 1)	91%	93%

note 1:	Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of September 30, 2013 the Company had reported a total of 170 non accrual loans with an aggregate carrying value of $21,104, compared to December 31, 2012 when 184 non accrual loans with an aggregate book value of $25,448 were reported. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate	$10,882	52%	89
Commercial real estate	7,263	34%	30
Land, development, construction	1,247	6%	8
Commercial	1,290	6%	18
Consumer, other	422	2%	25

Total non accrual loans at September 30, 2013	$21,104	100%	170

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At September 30, 2013, total OREO was $26,437. Of this amount, $21,633 is covered by FDIC loss sharing agreements. Pursuant and subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $4,804 at September 30, 2013. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income. OREO is further delineated in the table below.

(unaudited) Description of repossessed real estate	carrying amount at Sept 30, 2013
6 single family homes	$1,498
8 residential building lots	1,353
7 commercial buildings	969
Land / various acreages	984

Total, excluding OREO covered by FDIC loss share agreements	$4,804

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At September 30, 2013 we have identified a total of $39,880 impaired loans, excluding loans covered by FDIC loss share agreements. A specific valuation allowance of $784 has been attached to $7,992 of the total identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $39,880, has been partially charged down by $3,448 from their aggregate legal unpaid balance of $43,323. The table below summarizes impaired loan data for the periods presented.

	Sept 30, 2013	Dec 31, 2012
Impaired loans with a specific valuation allowance	$7,992	$10,744
Impaired loans without a specific valuation allowance	31,888	37,435

Total impaired loans	$39,880	$48,179
Amount of allowance for loan losses allocated to impaired loans	$784	$1,022

Performing TDRs	$11,604	$8,841
Non performing TDRs, included in NPLs	4,207	5,819

Total TDRs (TDRs are required to be included in impaired loans)	$15,811	$14,660
Impaired loans that are not TDRs	24,069	33,519

Total impaired loans	$39,880	$48,179

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of September 30, 2013, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $97,289 at September 30, 2013 compared to $97,954 at December 31, 2012, a decrease of $665 or 0.7%. This amount is the result of purchases net of disposals of $3,651 less $4,316 of depreciation expense.

Deposits

During the nine month period ending September 30, 3013, total deposits decreased by $35,277 (time deposits decreased by $75,096 and non-time deposits increased by $39,819). The loan to deposit ratio was approximately 74.3% at September 30, 2013. The table below summarizes the Company’s deposit mix at the dates indicated.

	Sept 30, 2013	% of total	Dec 31, 2012	% of total
Demand - non-interest bearing	$562,027	29%	$519,510	26%
Demand - interest bearing	452,583	23%	452,961	23%
Savings deposits	240,431	12%	238,216	12%
Money market accounts	306,706	16%	311,241	16%
Time deposits	400,208	20%	475,304	23%

Total deposits	$1,961,955	100%	$1,997,232	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $22,150 at September 30, 2013 compared to $18,792 at December 31, 2012.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At September 30, 2013 we had $45,356 of correspondent bank deposits or federal funds purchased, compared to $38,932 at December 31, 2012.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At September 30, 2013 and December 31, 2012, there were no outstanding advances from the Federal Home Loan Bank.

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

Stockholders’ equity

Stockholders’ equity at September 30, 2013, was $272,741, or 11.7% of total assets, compared to $273,531, or 11.6% of total assets at December 31, 2012. The decrease in stockholders’ equity was due to the following items:

$273,531	Total stockholders’ equity at December 31, 2012
10,443	Net income during the period
(902)	Dividends paid on common shares, $0.03 per common share
(10,857)	Net decrease in market value of securities available for sale, net of deferred taxes
526	Employee equity based compensation

$272,741	Total stockholders’ equity at September 30, 2013

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2013, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2013 and December 31, 2012 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below. There is no threshold for “well-capitalized” status for bank holding companies.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2013
Total capital (to risk weighted assets)	$260,450	18.1%	$114,800	> 8%	$145,650
Tier 1 capital (to risk weighted assets)	242,471	16.9%	57,400	> 4%	185,071
Tier 1 capital (to average assets)	242,471	10.6%	91,906	> 4%	150,565

December 31, 2012
Total capital (to risk weighted assets)	$249,016	17.9%	$111,360	> 8%	$137,656
Tier 1 capital (to risk weighted assets)	231,501	16.6%	55,680	> 4%	175,821
Tier 1 capital (to average assets)	231,501	9.9%	93,432	> 4%	138,069

CenterState Bank of Florida, N.A.	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2013
Total capital (to risk weighted assets)	$244,478	17.1%	$142,981	> 10%	$101,497
Tier 1 capital (to risk weighted assets)	226,565	15.8%	85,789	> 6%	140,776
Tier 1 capital (to average assets)	226,565	9.9%	114,559	> 5%	112,006

December 31, 2012
Total capital (to risk weighted assets)	$230,590	16.6%	$138,530	> 10%	$92,060
Tier 1 capital (to risk weighted assets)	213,161	15.4%	83,118	> 6%	130,043
Tier 1 capital (to average assets)	213,161	9.2%	115,789	> 5%	97,372

In July 2013, the two federal banking regulatory agencies that have authority to regulate the Company’s capital resources and capital structure (the Board of Governors of the Federal Reserve System (FRB) and Federal Deposit Insurance Corporation (FDIC)) took action to finalize the application to the United States banking industry of new regulatory capital requirements that are established by the international banking framework commonly referred to as “Basel III” and to implement certain other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. As anticipated by management of the Company (see the related discussion included in Item 1 of the Company’s annual report on Form 10-K for the year 2012 filed in March 2013), these rules make significant changes to the U.S. bank regulatory capital framework, and generally increase capital requirements for banking organizations. However, in response to concerns expressed by community banks such as the Company, the final rules addressed previous concerns of community banks about the proposed rules’ regulatory capital treatment of trust preferred securities, unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income (“AOCI”) and mortgage risk weights. Therefore, although the Company has not yet had the opportunity to analyze the final rules in detail in order to determine their likely impact upon the Company, and although management does continue to believe that such requirements will in general increase the amount of capital that the Company and the Bank may be required to maintain under these new standards, the Company believes that its prior concerns regarding volatility and trust preferred securities have been favorably addressed by the final rules. The Company does not presently expect that any materially burdensome compliance efforts with these final capital rules will be required of us prior to January 1, 2015.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

Overview

We recognized net income of $3,109 or $0.10 per share basic and diluted for the three month period ended September 30, 2013, compared to net income of $2,642 or $0.09 per share basic and diluted for the same period in 2012. Primary differences between the comparable periods included net interest income, loan loss provision, fixed income security sales revenue from our correspondent banking division and FDIC indemnification asset amortization. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $2,943 or 14% to $24,610 during the three month period ended September 30, 2013 compared to $21,667 for the same period in 2012. The $2,943 increase was the result of a $2,426 increase in interest income and a $517 decrease in interest expense.

Interest earning assets averaged $1,995,719 during the three month period ended September 30, 2013 as compared to $2,038,344 for the same period in 2012, a decrease of $42,625, or 2%. The yield on average interest earning assets increased 57bps to 5.18% (58bps to 5.25% tax equivalent basis) during the three month period ended September 30, 2013, compared to 4.61% (4.67% tax equivalent basis) for the same period in 2012. The combined effects of the $42,625 decrease in average interest earning assets and the 57bps (58bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $2,426 ($2,437 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,479,410 during the three month period ended September 30, 2013 as compared to $1,620,587 for the same period in 2012, a decrease of $141,177, or 8.7%. The cost of average interest bearing liabilities decreased 10bps to 0.38% during the three month period ended September 30, 2013, compared to 0.48% for the same period in 2012. The combined effects of the $141,177 decrease in average interest bearing liabilities and the 10bps decrease in cost of average interest bearing liabilities resulted in the $517 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2013 and 2012 on a tax equivalent basis.

	Three months ended September 30,
	2013			2012
	Average balance	Interest inc / exp	Average rate	Average balance	Interest inc / exp	Average rate
Loans (notes 1, 2, 8)	$1,195,105	$14,243	4.73%	$1,129,783	$14,815	5.22%
Covered loans	249,154	8,886	14.15%	327,847	5,796	7.03%
Securities- taxable	430,995	2,560	2.36%	438,317	2,653	2.41%
Securities- tax exempt (note 8)	40,119	550	5.44%	39,770	538	5.38%
Fed funds sold and other (note 3)	80,346	149	0.74%	102,627	149	0.58%

Total interest earning assets	1,995,719	26,388	5.25%	2,038,344	23,951	4.67%

Allowance for loan losses	(23,819)			(25,893)
All other assets	377,072			401,145

Total assets	$2,348,972			$2,413,596

Interest bearing deposits (note 4)	1,402,753	1,246	0.35%	1,532,538	1,748	0.45%
Fed funds purchased	36,823	5	0.05%	47,885	6	0.05%
Other borrowings (note 5)	22,847	21	0.36%	22,818	23	0.40%
Note payable (9)	—	—	—	384	4	4.14%
Corporate debenture	16,987	152	3.55%	16,962	160	3.75%

Total interest bearing liabilities	1,479,410	1,424	0.38%	1,620,587	1,941	0.48%

Demand deposits	581,827			503,654
Other liabilities	17,315			16,655
Stockholders’ equity	270,420			272,700

Total liabilities and stockholders’ equity	$2,348,972			$2,413,596

Net interest spread (tax equivalent basis) (note 6)			4.87%			4.19%

Net interest income (tax equivalent basis)		$24,964			$22,010

Net interest margin (tax equivalent basis) (note 7)			4.96%			4.30%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $143 and $101 for the three month periods ended September 30, 2013 and 2012.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($90) and ($371) for the three month periods ended September 30, 2013 and 2012.
note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
note 7:	Represents net interest income divided by total interest earning assets.
note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
note 9:	Represents a $10,000 short-term note used to facilitate the two FDIC assisted transactions during January 2012 which was subsequently repaid during July 2012.

During the current quarter the covered loan yield increased because the cash received (or the estimate of the value of the asset repossessed and transferred to OREO) exceeded the amount that was previously estimated. This occurred in several loan pools during the quarter and resulted in additional income of approximately $697. Excluding this amount from interest income during the current quarter, the yield on the FDIC covered loan portfolio is equal to approximately 13.04% compared to the reported 14.15%, and the NIM is equal to approximately 4.82% compared to the reported 4.96%.

Provision for loan losses

The provision for loan losses decreased $3,698, or 152%, to a negative provision of $1,273 during the three month period ending September 30, 2013 compared to a positive provision of $2,425 for the comparable period in 2012. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2013 was $8,607 compared to $16,335 for the comparable period in 2012. This decrease was the result of the following components listed in the table below.

			$	%
Three month period ending:	Sept 30, 2013	Sept 30, 2012	increase (decrease)	increase (decrease)
Income from correspondent banking and bond sales division	$2,909	$8,606	$(5,697)	(66.2%)
Other correspondent banking related revenue	862	847	15	1.8%
Wealth management related revenue	1,179	1,000	179	17.9%
Service charges on deposit accounts	2,244	1,695	549	32.4%
Debit, prepaid, ATM and merchant card related fees	1,399	1,160	239	20.6%
BOLI income	327	360	(33)	(9.2%)
Other service charges and fees	190	464	(274)	(59.1%)
Gain on sale of securities	—	675	(675)	(100.0%)

Subtotal	$9,110	$14,807	$(5,697)	(38.5%)
FDIC indemnification asset-amortization(see explanation below)	(3,836)	(671)	(3,165)	(471.7%)
FDIC indemnification income	3,333	2,199	1,134	51.6%

Total non-interest income	$8,607	$16,335	$(7,728)	(47.3%)

When the estimate of future losses in covered loans decrease (i.e. future cash flows increase), this increase in cash flows is accreted into interest income, increasing yields, over the remaining life of the related loan pool. The indemnification asset (“IA”) represents the amount that is expected to be collected from the FDIC for reimbursement of 80% of the estimated losses in the covered pools. When management decreases its estimate of future losses, the expected reimbursement from the FDIC, or IA, is decreased by 80% of this amount. The decrease in estimated reimbursements is expensed (negative accretion) over the lesser of the remaining expected life of the related loan pool(s) or the remaining term of the related loss share agreement(s), and is included in non-interest income as a negative amount.

At September 30, 2013, the total IA on our Condensed Consolidated Balance Sheet was $81,603. Of this amount, we expect to receive reimbursements from the FDIC of approximately $50,655 related to future estimated losses, and expect to write-off approximately $30,948 for previously estimated losses that are no longer expected. The $30,948 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At September 30, 2013, the $30,948 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Year		Year
2013 (3 months)	12.5%	2017	6.3%
2014	37.6%	2018	5.1%
2015	18.3%	2019 thru 2021	8.0%

2016	12.2%	Total	100.0%

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

Income from correspondent banking and bond sales division means the spread earned from buying and selling fixed income securities among our correspondent bank customers. We do not take a position in the transaction, but merely earn a spread for facilitating it. Gross revenue depends on the amount of sales volume, which is volatile from period to period. Sales volume was substantially less in the current quarter compared to the third quarter of 2012. The decrease in volume is likely due to recent increases in market interest rates thereby causing unrealized losses in our correspondent bank customers’ securities portfolios. Many of our correspondent bank customers may be reluctant to execute sales and realize the loss if there are other possible strategies they can use which is likely a primary contributing factor to reduced sales volume.

Non-interest expense

Non-interest expense for the three months ended September 30, 2013 decreased $1,856, or 5.9%, to $29,850, compared to $31,706 for the same period in 2012. Components of our non-interest expenses are listed in the table below.

Three month period ending:	Sept 30, 2013	Sept 30, 2012	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$11,168	$14,083	$(2,915)	(20.7%)
Employee incentive/bonus compensation	1,325	1,247	78	6.3%
Employee stock based compensation	147	154	(7)	(4.6%)
Employer 401K matching contributions	276	268	8	3.0%
Deferred compensation expense	147	131	16	12.2%
Health insurance and other employee benefits	842	1,034	(192)	(18.6%)
Payroll taxes	655	718	(63)	(8.8%)
Other employee related expenses	272	298	(26)	(8.7%)
Incremental direct cost of loan origination	(487)	(227)	(260)	(114.5%)

Total salaries, wages and employee benefits	14,345	17,706	(3,361)	(19.0%)

Loss (gain) on sale of OREO	68	33	35	106.1%
Loss (gain) on sale of FDIC covered OREO	1,784	120	1,664	1386.7%
Valuation write down (recovery) of OREO	338	368	(30)	(8.2%)
Valuation write down of FDIC covered OREO	2,846	1,367	1,479	108.2%
Loss on repossessed assets other than real estate	39	37	2	5.4%
Loan put back expense	—	852	(852)	(100.0%)
Foreclosure and repossession related expenses	376	858	(482)	(56.2%)
Foreclosure and repo expense, FDIC (note 1)	304	209	95	45.5%

Total credit related expenses	5,755	3,844	1,911	49.7%

Occupancy expense	1,924	2,246	(322)	(14.3%)
Depreciation of premises and equipment	1,364	1,465	(101)	(6.9%)
Supplies, stationary and printing	268	261	7	2.7%
Marketing expenses	722	716	6	0.8%
Data processing expense	1,026	890	136	15.3%
Legal, auditing and other professional fees	1,176	551	625	113.4%
Bank regulatory related expenses	588	623	(35)	(5.6%)
Postage and delivery	266	282	(16)	(5.7%)
Debit, prepaid, ATM and merchant card related expenses	435	347	88	25.4%
CDI and Trust intangible amortization	296	353	(57)	(16.2%)
Impairment - bank property held for sale	—	449	(449)	(100.0%)
Internet and telephone banking	286	209	77	36.8%
Put-back option amortization	—	182	(182)	(100.0%)
Operational write-offs and losses	49	378	(329)	(87.0%)
Correspondent accounts and Federal Reserve charges	114	133	(19)	(14.3%)
Conferences/Seminars/Education/Training	138	105	33	31.4%
Director fees	99	100	(1)	(1.0%)
Travel expenses	119	112	7	6.3%
Other expenses	697	577	120	20.8%

Subtotal	29,667	31,529	(1,862)	(5.9%)
Merger, acquisition and conversion related expenses	183	177	6	3.4%

Total non-interest expense	$29,850	$31,706	$(1,856)	(5.9%)

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

As noted in the table above, employee salaries and wages decreased approximately 20.7% between the two periods presented. This was due primarily to a decrease in fixed income security sales from our correspondent banking division. Our bond salesmen are compensated on a commission basis. When sales volume decreases, as was the case in the current quarter compared to the third quarter of 2012, their compensation decreases.

Provision for income taxes

We recognized an income tax provision for the three months ended September 30, 2013 of $1,531 on pre-tax income of $4,640 (an effective tax rate of 33.0%) compared to an income tax provision of $1,229 on pre-tax income of $3,871 (an effective tax rate of 31.7%) for the comparable quarter in 2012.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

Overview

We recognized net income of $10,443 or $0.35 per share basic and diluted for the nine month period ended September 30, 2013, compared to net income of $7,669 or $0.25 per share basic and diluted for the same period in 2012. Similar to the quarterly comparison analysis discussed above the primary differences between these comparable periods include net interest income, loan loss provision, fixed income security sales revenue from our correspondent banking division and FDIC indemnification asset amortization. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $5,482 or 8% to $70,412 during the nine month period ended September 30, 2013 compared to $64,930 for the same period in 2012. The $5,482 increase was the result of a $3,214 increase in interest income and a $2,268 decrease in interest expense.

Interest earning assets averaged $2,017,335 during the nine month period ended September 30, 2013 as compared to $2,088,799 for the same period in 2012, a decrease of $71,464, or 3%. The yield on average interest earning assets increased 38bps to 4.96% (38bps to 5.03% tax equivalent basis) during the nine month period ended September 30, 2013, compared to 4.58% (4.65% tax equivalent basis) for the same period in 2012. The combined effects of the $71,464 decrease in average interest earning assets and the 38bps (38bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $3,214 ($3,195 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,511,153 during the nine month period ended September 30, 2013 as compared to $1,679,536 for the same period in 2012, a decrease of $168,383, or 10%. The cost of average interest bearing liabilities decreased 14bps to 0.40% during the nine month period ended September 30, 2013, compared to 0.54% for the same period in 2012. The combined effects of the $168,383 decrease in average interest bearing liabilities and the 14bps decrease in cost of average interest bearing liabilities resulted in the $2,268 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2013 and 2012 on a tax equivalent basis.

	Nine months ended September 30,
	2013			2012
	Average balance	Interest inc / exp	Average rate	Average balance	Interest inc / exp	Average rate
Loans (notes 1, 2, 8)	$1,162,522	$42,045	4.84%	$1,122,976	$44,055	5.24%
Covered loans	265,897	24,578	12.36%	330,477	17,542	7.09%
Securities- taxable	413,757	7,045	2.28%	480,966	9,086	2.52%
Securities- tax exempt (note 8)	42,668	1,659	5.20%	38,675	1,580	5.46%
Fed funds sold and other (note 3)	132,491	575	0.58%	115,705	444	0.51%

Total interest earning assets	2,017,335	75,902	5.03%	2,088,799	72,707	4.65%

Allowance for loan losses	(24,844)			(26,852)
All other assets	381,047			403,309

Total assets	$2,373,538			$2,465,256

Interest bearing deposits (note 4)	1,432,804	3,959	0.37%	1,577,723	5,983	0.51%
Fed funds purchased	39,006	16	0.05%	56,920	22	0.05%
Other borrowings (note 5)	22,362	60	0.36%	21,942	71	0.43%
Note payable (9)	—	—	—	5,996	198	4.41%
Corporate debenture	16,981	452	3.56%	16,955	481	3.79%

Total interest bearing liabilities	1,511,153	4,487	0.40%	1,679,536	6,755	0.54%

Demand deposits	567,383			501,903
Other liabilities	21,521			16,016
Stockholders’ equity	273,481			267,801

Total liabilities and stockholders’ equity	$2,373,538			$2,465,256

Net interest spread (tax equivalent basis) (note 6)			4.63%			4.11%

Net interest income (tax equivalent basis)		$71,415			$65,952

Net interest margin (tax equivalent basis) (note 7)			4.73%			4.22%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $380 and $480 for the nine month periods ended September 30, 2013 and 2012.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($391) and ($1,420) for the nine month periods ended September 30, 2013 and 2012.
note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
note 7:	Represents net interest income divided by total interest earning assets.
note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
note 9:	Represents a $10,000 short-term note used to facilitate the two FDIC assisted transactions during January 2012 which was subsequently repaid during July 2012.

During the current nine month period the covered loan yield increased because the cash received (or the estimate of the value of the asset repossessed and transferred to OREO) exceeded the amount that was previously estimated. This occurred in several loan pools during the nine month period and resulted in additional income of approximately $3,593. Excluding this amount from interest income during the current nine month period, the yield on the FDIC covered loan portfolio is equal to approximately 10.55% compared to the reported 12.36%, and the NIM is equal to approximately 4.49% compared to the reported 4.73%.

Provision for loan losses

The provision for loan losses decreased $7,310, or 104%, to a negative provision of $259 during the nine month period ending September 30, 2013 compared to a positive provision of $7,051 for the comparable period in 2012. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine months ended September 30, 2013 was $28,749 compared to $46,521 for the comparable period in 2012. This decrease was the result of the following components listed in the table below.

Nine month period ending:	Sept 30, 2013	Sept 30, 2012	$ increase (decrease)	% increase (decrease)
Income from correspondent banking and bond sales division	$13,953	$26,356	$(12,403)	(47.1%)
Other correspondent banking related revenue	2,432	2,158	274	12.7%
Wealth management related revenue	3,379	2,818	561	19.9%
Service charges on deposit accounts	6,144	4,773	1,371	28.7%
Debit, prepaid, ATM and merchant card related fees	4,026	3,381	645	19.1%
BOLI income	1,004	1,081	(77)	(7.1%)
Other service charges and fees	723	1,062	(339)	(31.9%)
Gain on sale of securities	1,038	2,003	(965)	(48.2%)
Bargain purchase gain	—	453	(453)	(100.0%)

Subtotal	32,699	$44,085	(11,386)	(25.8%)
FDIC indemnification asset-amortization (see explanation below)	(9,307)	(1,556)	(7,751)	(498.1%)
FDIC indemnification income	5,357	3,992	1,365	34.2%

Total non-interest income	$28,749	$46,521	$(17,772)	(38.2%)

When the estimate of future losses in covered loans decrease (i.e. future cash flows increase), this increase in cash flows is accreted into interest income, increasing yields, over the remaining life of the related loan pool. The indemnification asset (“IA”) represents the amount that is expected to be collected from the FDIC for reimbursement of 80% of the estimated losses in the covered pools. When management decreases its estimate of future losses, the expected reimbursement from the FDIC, or IA, is decreased by 80% of this amount. The decrease in estimated reimbursements is expensed (negative accretion) over the lesser of the remaining expected life of the related loan pool(s) or the remaining term of the related loss share agreement(s), and is included in non-interest income as a negative amount.

At September 30, 2013, the total IA on our Condensed Consolidated Balance Sheet was $81,603. Of this amount, we expect to receive reimbursements from the FDIC of approximately $50,655 related to future estimated losses, and expect to write-off approximately $30,948 for previously estimated losses that are no longer expected. The $30,948 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At September 30, 2013, the $30,948 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Year		Year
2013 (3 months)	12.5%	2017	6.3%
2014	37.6%	2018	5.1%
2015	18.3%	2019 thru 2021	8.0%

2016	12.2%	Total	100.0%

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

Income from correspondent banking and bond sales division means the spread earned from buying and selling fixed income securities among our correspondent bank customers. We do not take a position in the transaction, but merely earn a spread for facilitating it. Gross revenue depends on the amount of sales volume, which is volatile from period to period. Sales volume was substantially less in the current period compared to the similar period in 2012. The decrease in volume is likely due to recent increases in market interest rates thereby causing unrealized losses in our correspondent bank customers’ securities portfolios. Many of our correspondent bank customers may be reluctant to execute sales and realize the loss if there are other possible strategies they can use which is likely a primary contributing factor to reduced sales volume.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2013 decreased $9,137, or 9.8%, to $84,313, compared to $93,450 for the same period in 2012. Components of our non-interest expenses are listed in the table below.

Nine month period ending:	Sept 30, 2013	Sept 30, 2012	$ increase (decrease)	% increase (decrease)
Employee salaries and wages	$35,975	$43,652	$(7,677)	(17.6%)
Employee incentive/bonus compensation	3,590	2,906	684	23.5%
Employee stock based compensation	436	478	(42)	(8.7%)
Employer 401K matching contributions	951	908	43	4.8%
Deferred compensation expense	422	377	45	11.8%
Health insurance and other employee benefits	2,589	3,107	(518)	(16.7%)
Payroll taxes	2,405	2,625	(220)	(8.4%)
Other employee related expenses	912	715	197	27.6%
Incremental direct cost of loan origination	(1,461)	(551)	(910)	165.2%

Total salaries, wages and employee benefits	45,819	54,217	(8,398)	(15.5%)

Loss (gain) on sale of OREO	321	(123)	444	(361.0%)
(Gain) loss on sale of FDIC covered OREO	2,093	777	1,316	169.4%
Valuation write down (recovery) of OREO	975	724	251	34.7%
Valuation write down of FDIC covered OREO	4,876	2,101	2,775	132.1%
Loss on repossessed assets other than real estate	385	175	210	120.0%
Loan put back expense	4	898	(894)	(99.6%)
Foreclosure and repossession related expenses	1,255	2,132	(877)	(41.1%)
Foreclosure and repo expense, FDIC (note 1)	1,001	949	52	5.5%

Total credit related expenses	10,910	7,633	3,277	42.9%

Occupancy expense	5,758	6,788	(1,030)	(15.2%)
Depreciation of premises and equipment	4,316	4,148	168	4.1%
Supplies, stationary and printing	841	879	(38)	(4.3%)
Marketing expenses	1,836	1,909	(73)	(3.8%)
Data processing expense	2,822	2,857	(35)	(1.2%)
Legal, auditing and other professional fees	2,803	1,772	1,031	58.2%
Bank regulatory related expenses	1,804	1,981	(177)	(8.9%)
Postage and delivery	818	869	(51)	(5.9%)
Debit, prepaid, ATM and merchant card related expenses	1,388	935	453	48.4%
CDI and Trust intangible amortization	903	1,029	(126)	(12.2%)
Impairment - bank property held for sale	—	614	(614)	(100.0%)
Internet and telephone banking	749	710	39	5.5%
Put-back option amortization	37	546	(509)	(93.2%)
Operational write-offs and losses	79	611	(532)	(87.1%)
Correspondent accounts and Federal Reserve charges	343	412	(69)	(16.7%)
Conferences/Seminars/Education/Training	429	396	33	8.3%
Director fees	303	271	32	11.8%
Travel expenses	297	203	94	46.3%
Other expenses	1,875	2,011	(136)	(6.8%)

Subtotal	84,130	90,791	(6,661)	(7.3%)
Merger, acquisition and conversion related expenses	183	2,659	(2,476)	(93.1%)

Total non-interest expense	$84,313	$93,450	$(9,137)	(9.8%)

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

As noted in the table above, employee salaries and wages decreased $7,677 or 17.6% between the two periods presented. This was due primarily to: (1) a decrease in bond sales from our correspondent banking division. Our bond salesmen are compensated on a commission basis. When sales volume decreases, as was the case in the current period compared to the comparable period in 2012, their compensation decreases; and, (2) we purchased two failed banks with FDIC assistance in January 2012, adding to our overall operating expenses beginning as of the end of January 2012. However, overall operating expenses have subsequently declined due to our efficiency efforts primarily taking effect in the last two quarters of 2012, which included the consolidation and closing of 15 branches (added one new branch) and the reduction of branch and back office personnel.

Provision for income taxes

We recognized an income tax provision for the nine months ended September 30, 2013 of $4,664 on pre-tax income of $15,107 (an effective tax rate of 30.9%) compared to an income tax provision of $3,281 on pre-tax income of $10,950 (an effective tax rate of 30.0%) for the comparable period in 2012.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2012. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2013. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date:	November 4, 2013	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date:	November 4, 2013	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer