Form 10-K
period 2013-12-31
CenterState Banks, Inc.
filed 2014-03-05
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (20,934,149 shares) on June 30, 2013, was approximately $181,708,000. The aggregate market value was computed by reference to the last sale of the Common Stock of the registrant at $8.68 per share on June 28, 2013. For the purposes of this response, directors, executive officers and holders of 5% or more of the registrant’s Common Stock are considered the affiliates of the issuer at that date.

As of February 28, 2014 there were outstanding 35,405,907 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2014 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Banks, Inc. (“We,” “Our,” “CenterState,” “CSFL,” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999. CenterState is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and owns all the outstanding shares of CenterState Bank of Florida, N.A. (“CSB” or the “Bank”), and R4ALL, Inc. (“R4ALL”) a non bank subsidiary.

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

The Company purchased CenterState Bank Mid Florida in March of 2006 and merged it with CSNA in November of 2007. In April of 2007 we purchased Valrico State Bank (“VSB”). In December 2010 Central and CSNA were merged into CSB. In June 2012 VSB was merged into CSB.

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

On January 17, 2014, we consummated our previously announced acquisition of Gulfstream Bancshares, Inc. (“Gulfstream”) which added four additional branches (approximately $479 million of deposits) and two additional counties, Palm Beach and Martin.

Headquartered in Davenport, Florida between Orlando and Tampa, we provide a range of consumer and commercial banking services to individuals, businesses and industries throughout our branch network located within twenty counties throughout Central, Northeast and Southeastern Florida. Following the closing of our Gulfstream merger on January 17, 2014, our 59 bank branch offices were located in the following Florida counties:

Citrus	Indian River	Orange	Polk
Hendry	Lake	Osceola	Putnam
Hernando	Marion	Pasco	Sumter
Hillsborough	Okeechobee	Seminole	St. Lucie
Volusia	Duval	Martin	Palm Beach

On January 21, 2014, we announced efficiency and enhanced profitability initiatives including the closing and consolidation of seven smaller branches plus a standalone drive thru facility (counted as a branch for regulatory purposes). The branches are scheduled to be closed in mid-April, when at that time we will operate from a total of 51 branch locations.

On January 29, 2014, we announced that we have signed a definitive agreement, subject to normal regulatory approvals and shareholder approval and other conditions, to acquire First Southern Bancorp, Inc. (“FSOB”). The acquisition is expected to close during the second half of 2014. FSOB operates through 17 branches (approximately $887 million of deposits) in Southeast, Central and Northeast Florida. There is some branch overlap and we expect to consolidate and close potentially 10 of those branches.

The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, time deposits, safe deposit services, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail and by internet. In addition, we make residential and commercial real estate loans, secured and unsecured commercial loans and consumer loans. We provide automated teller machine (ATM) cards, thereby permitting customers to utilize the convenience of larger ATM networks. We also offer internet banking services to our customers. We also offer trust services to customers throughout our existing markets in Florida. We also have a wealth management division that offers other financial products to our customers, including mutual funds, annuities and other products.

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

In addition to providing traditional deposit and lending products and services to our commercial and retail customers through our 59 locations, we also operate a correspondent banking and bond sales division. The division is integrated with and part of our subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes: (a) correspondent bank deposits (i.e., federal funds purchased) and (b) correspondent bank checking accounts and clearing services. The third, and smallest revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities. The customer base includes small to medium size financial institutions primarily located in Southeastern United States.

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

At December 31, 2013, our primary asset is our ownership of 100% of the stock of our subsidiary bank. At December 31, 2013, we had total consolidated assets of $2,415,567,000, total consolidated loans of $1,474,179,000, total consolidated deposits of $2,056,231,000, and total consolidated stockholders’ equity of $273,379,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our consolidated loans at December 31, 2013 and 2012 were $1,474,179,000, or 61% and $1,435,863,000 or 61%, respectively, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions. We do have immaterial amounts of loans with foreigners on property located within our Florida market area, primarily vacation and second homes.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2013, approximately 87% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 10% of the loan portfolio consisted of commercial loans (not secured by real estate) and 3% of our loan portfolio consisted of consumer and other loans.

Approximately 15.6% of our loans, or $230,273,000, are covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010 and two during the first quarter of 2012. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse us for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred, subject to the terms of the agreements. We will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and our reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

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

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in eighteen Florida counties listed under “Business” or contiguous counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 10% and 9% of our Company’s total loan portfolio as of December 31, 2013 and 2012, respectively.

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

For additional information regarding our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 81% and 76% of our consolidated total deposits at December 31, 2013 and 2012, respectively. Approximately 19% of our consolidated deposits at December 31, 2013, were certificates of deposit compared to 24% at December 31, 2012. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 10% of consolidated total deposits at December 31, 2013 and 12% at December 31, 2012. The majority of the deposits are generated from market areas where we conduct business. Generally, we do not accept brokered deposits and we do not solicit deposits on a national level. We obtain all of our deposits from customers in our local markets. For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Deposits.”

Investments

Our investment securities portfolio available for sale was $457,086,000 and $425,758,000 at December 31, 2013 and 2012, respectively, representing 19% and 26% of our total consolidated assets. At December 31, 2013, approximately 91% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential FNMA, FHLMC, and GNMA MBSs. We do not own any private label MBSs. Approximately 9%, or $40,201,000, of this portfolio is invested in municipal securities. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities available for sale are recorded on our balance sheet at market value at each balance sheet date. Any change in market value is recorded directly in our stockholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary. During 2013, we sold approximately $69,495,000 of these securities and recognized a net gain on the sales of approximately $1,060,000.

We have selected these types of investments because such securities generally represent what we believe to be a minimal investment risk. Occasionally, we may purchase certificates of deposits of national and state banks. These investments may exceed $250,000 in any one institution (the limit of FDIC insurance for deposit accounts). Federal funds sold, money market accounts and interest bearing deposits held at the Federal Reserve Bank represent the excess cash we have available over and above daily cash needs. Federal funds sold and money market funds are invested on an overnight basis with approved correspondent banks.

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

We also have a trading securities portfolio managed at our subsidiary bank. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations and Comprehensive Income. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. During 2013 we purchased approximately $198,186,000 of securities for this portfolio and sold $203,489,000 recognizing a net gain on sale of approximately $255,000. At December 31, 2013 we had no securities in our trading portfolio.

Correspondent Banking

We have a correspondent banking and bond sales business segment which operates as a division within our subsidiary bank. Its primary revenue generating activities are as follows: 1) the first, and largest revenue generator, is commissions earned on fixed income security sales; 2) the second category is interest income spread earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits; and 3) the third revenue generating category, includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in Southeastern United States.

Data Processing

We use a single in-house core data processing solution. The core data processing system provides automated general ledgers, deposit processing and accounting services, and loan processing and accounting services.

During July and August of 2010, our subsidiary bank, CSB, acquired three failed financial institutions from the FDIC. Each of these acquired banks did not convert and merge their data processing systems into our subsidiary bank until the summer of 2011. They each operated under different legacy systems for almost a year, which caused cost inefficiencies in the short-term. The branches purchased from TD Bank, N.A. in January of 2011 were converted on the day of acquisition. The Federal Trust Bank acquisition closed on November 1, 2011 and was converted 40 days later into our core processing systems on December 9, 2011, minimizing short-term inefficiencies. In January 2012, we acquired two additional failed financial institutions from the FDIC. Each operated under their legacy data processing systems until we converted them into our subsidiary bank’s core system in May and June of 2012.

A division of our subsidiary bank provides item processing services and certain other information technology (“IT”) services for the bank and the Company overall. These services include; sorting, encoding, processing, and imaging checks and rendering checking and other deposit statements to commercial and retail customers, as well as providing IT services, including intranet and internet services for our bank and the Company overall.

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

Interest and Usury

We are subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter us from continuing the process of originating loans.

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

Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as a source of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future, we could be required to provide financial assistance to our subsidiary bank should it experience financial distress. Based on our ownership of a national bank subsidiary, the OCC could assess us if the capital of our subsidiary bank were to become impaired. If a holding company fails to pay an imposed assessment within three months, it could be ordered to sell its stock of its subsidiary bank to cover the deficiency.

Bank holding companies also have minimum capital requirements which must be maintained to remain in regulatory compliance. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

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

•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies have published a final rule to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase the Company’s cost of operations.

•	The Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent Consumer Financial Protection Bureau, or the Bureau, within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Any such new regulations could increase our cost of operations and, as a result, could limit our ability to expand into these products and services.

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund, or the DIF, will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.

•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the, various limits.

•	Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Loss of Federal Preemption. The Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Interstate Branching. The Dodd-Frank Act, subject to a state’s restrictions on intrastate branching, now permits interstate branching. Therefore, a bank may enter a new state by acquiring a branch of an existing institution or by establishing a new branch office. As a result, there will be no need for the entering bank to acquire or merge with an existing institution in the target state. This ability to establish a de novo branch across state lines will have the effect of increasing competition within a community bank’s existing markets and may create downward pressure on the franchise value for existing community banks.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other covered financial institution that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such organization.

Basel III. In 2010 the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements known as Basel III. In July 2013, the OCC and the Federal Reserve approved a final rule that establishes a new regulatory capital framework that incorporates revisions to the Basel capital framework, including Basel III and other elements. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and amends the methodologies for determining risk-weighted assets. The rule applies to all national banks. Subject to various transition periods, the rule is effective for certain banks (including CenterState) on January 1, 2015. Among other things, the rule:

•	Implements strict eligibility criteria for regulatory capital instruments.

•	Revises the Prompt Corrective Act action framework to incorporate new regulatory capital minimum thresholds.

•	Adds a new common equity Tier 1 capital ratio of 4.5% and increases the minimum Tier 1 capital ratio requirement from 4% to 6%.

•	Improves the measure of risk-weighted assets to enhance risk sensitivity.

•	Retains the existing regulatory capital framework for one-to-four family residential mortgage exposures.

•	Allows banks where the rule becomes effective on January 1, 2015 to retain the existing treatment for accumulated other comprehensive income through a one-time election.

•	Allows certain depository institution holding companies to continue to include in Tier 1 capital previously issued trust preferred securities and cumulative perpetual preferred stock.

•	Limits capital distributions and certain discretionary bonus payments if banks do not maintain a capital conservation buffer of common equity Tier 1 capital above minimum capital requirements.

•	Establishes due diligence requirements for securitization exposures.

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

There are various statutory limitations on our ability to pay dividends. The bank regulatory agencies also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of our Bank to pay dividends to us, see Part II—Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Capital Requirements. The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets and disallowed deferred tax assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Until the Basel III capital ratios are phased in at January 1, 2015, the regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2013, our Tier 1 and total risk-based capital ratios were 16.6% and 17.9%, respectively.

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

As of December 31, 2013, our subsidiary Bank met the capital requirements of a “well capitalized” institution. Our subsidiary bank has agreed with its primary regulator, OCC, to maintain a Tier 1 leverage ratio (Tier 1 Capital divided by average assets) of at least 8%. At December 31, 2013, its Tier 1 leverage ratio was 10.4%.

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

Anti-Money Laundering Requirements. Under federal law, including the Bank Secrecy Act, the PATRIOT Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act, certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Among other things, these laws are intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The OFAC is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or our Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or our Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations. Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

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

Competition

We encounter strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that we do not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Legislation has continued to heighten the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2013, we had a total of approximately 693 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Risks relating to our industry and operations

The banking crisis that began in 2008 in the United States and globally has adversely affected our industry, including our business, and may continue to have an adverse effect on our business in the future.

Dramatic declines in the housing market which began in 2008, and increases in unemployment and under-employment, negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. The crisis caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. This economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected the banking industry, as well as financial condition and operating results. Although economic conditions have been slowly improving, future market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. Changes in the financial services industry and the effects of the Dodd-Frank Act, Basel III and other regulatory responses to the credit crisis also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Recent Legislative and Regulatory Initiatives Could Affect Our Operations

The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention have generally been those applying to or more likely to affect larger institutions. However, the Act contains numerous other provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight. Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities that we may consider in the future, our financial performance, and the markets in which we operate, will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial and commercial real estate loans at December 31, 2013 and 2012 were $672.0 million and $604.7 million, respectively, or 54% and 53% of total loans, excluding loans covered by FDIC loss share agreements. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

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

total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital (as of December 31, 2013, our consolidated ratio was 17%); or

Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital (as of December 31, 2013, our consolidated ratio was 118%).

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

A significant portion of our loan portfolio is secured by real estate, substantially all of which is located in Florida, and events that negatively impact the real estate market could hurt our resultant business.

Substantially all of our loans are concentrated in Florida and subject to the volatility of the state’s economy and real estate market. With our loans concentrated in Florida, the decline in local economic conditions has adversely affected the values of our real estate collateral and will likely continue to do so for the foreseeable future. Consequently, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2013, approximately 87% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Our bank holding company and our subsidiary bank must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions are expected to hold additional capital, above regulatory minimums. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines, such as through the Dodd-Frank Act and the Basel III initiatives described above. It is anticipated that when fully implemented by the banking agencies and fully phased-in, these standards will result in higher and more stringent capital requirements for us and our banking subsidiary. In particular, the Basel III proposals will require us to maintain an increased minimum ratio of Tier 1 common equity to risk weighed assets.

Actions (if necessary) to increase capital, may adversely affect us. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. Although we had no wholesale brokered deposits as of December 31, 2013, we had approximately $0.3 million of in-market CDARs deposits, which are considered brokered deposits for regulatory purposes.

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

Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas, our ability to continue to implement and improve our operational, credit, financial, management and other risks controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships, and our ability to integrate our acquisitions and develop consistent policies throughout our various businesses. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any of which could adversely affect our business.

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

our ability to receive regulatory approvals on terms that are acceptable to us;

our ability to finance an acquisition and possible dilution to our existing shareholders;

the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

entry into new markets where we lack experience;

the strain of growth on our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

exposure to potential asset quality issues with acquired institutions;

the introduction of new products and services into our business;

the possibility of unknown or contingent liabilities;

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

We have closed six FDIC-assisted transactions and continue to seek opportunities to continue to acquire the assets and liabilities of other failed banks in FDIC-assisted transactions. Current and future FDIC-assisted transactions present the risks of acquisitions, generally, as well as some risks specific to these transactions. These FDIC-assisted transactions typically provide for FDIC assistance, including potential loss-sharing, to an acquirer to mitigate the credit risks of acquired loans and securities, which, may include loss-sharing. FDIC-assisted transactions have many of the same risks we could face in acquiring another open bank without FDIC assistance, including risks associated with competitive bidding and pricing of such transactions, the risk of loss of deposits and, liquidity through runoff or customer attrition, and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may pose risks not present in open bank transactions. Loss sharing with the FDIC reduces the credit risks of, and capital required for, FDIC-assisted transactions, but requires additional resources and time to service acquired problem loans, costs related to integration of personnel and operating systems, and the establishment of processes and internal controls to service acquired assets in accordance with FDIC standards. We are subject to audit by the FDIC at its discretion to insure we are in compliance with the terms of our FDIC agreements. We may experience difficulties with complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage. The FDIC also has the right to refuse or delay payment partially or in full for such loan losses if we fail to comply with the terms of the loss sharing agreements, which are extensive. Our loss sharing agreements also impose limitations on how we manage loans covered by loss sharing. If we are unable to manage these risks, FDIC-assisted acquisitions could have material adverse effect on our business, financial condition and results of operations.

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

Our asset and liability structures are monetary in nature and are affected by a variety of factors, including changes in interest rates, which can impact the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease net interest income. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest our Banks receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets. Changes in monetary policy could also expose us to the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the deposit insurance fund of the FDIC (which is referred to as the “DIF”) and reduced the ratio of reserves to insure deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

Past levels of market volatility are unprecedented.

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

Risks Relating to our Common Stock

We have various provisions in our articles of incorporation that could impede a takeover of CenterState.

Our articles of incorporation contain provisions providing for the ability to issue preferred stock without shareholder approval. Although these provisions were not adopted for the express purpose of preventing or impeding the takeover of CenterState without the approval of our board of directors, such provisions may have that effect. Such provisions may prevent our shareholders from taking part in a transaction in which our shareholders could realize a premium over the current price of our common stock.

Future capital needs could result in dilution of shareholder investment.

Our board of directors may determine from time to time there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences and privileges senior to our shareholders which may adversely impact our shareholders.

The trading volume in our common stock and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Our ability to pay dividends is limited and we may be unable to pay future dividends

During the last 19 fiscal quarters, we paid cash dividends of $0.01 per common share. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our subsidiary bank to pay dividends to us is limited by our obligations to maintain sufficient capital and by other general restrictions on our dividends that are applicable to national banks that are regulated by the OCC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2013, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $17.5 million. In addition, we assumed in the Gulfstream merger $10.0 million of trust preferred securities and accompanying junior subordinated debentures issued by Gulfstream. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

Our shareholders include five funds owning approximately 27% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Our shareholders include five funds that collectively own approximately 27% of the outstanding shares of our common stock. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a bank holding company’s outstanding voting shares desire to act in concert, nonetheless the five funds could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our Holding Company owns no real property. Our corporate office is leased from our subsidiary bank, and is located at 42745 U.S. Highway 27, Davenport, Florida 33837. At the end of 2013, through our subsidiary bank, we operated a total of 55 banking offices in 18 counties in central and northeast Florida. We own 45 and lease 10 of these offices. In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes. We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama and in Atlanta, Georgia. See Note 8 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K and Managements Discussion and Analysis – Bank Premises and Equipment, for additional information regarding our premises and equipment.

Item 3.	Legal Proceedings

Our subsidiary bank is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. The Bank also has received and responded to several grand jury subpoenas (the “Subpoenas”) from the United States District Court for the Northern District of Florida related to an approximately $3.8 million loan the Bank extended to Coastal Community Investments, Inc., a bank holding company (“Coastal”) in December 2008 (the “Coastal Loan”). The Coastal Loan was guaranteed and paid by the FDIC under the Temporary Liquidity Guaranty Program following the failure of Coastal’s bank subsidiaries. The Bank is cooperating with the government’s investigation and has provided the information requested in the Subpoenas. In accordance with law and the Bank’s articles of association and bylaws, the Bank is advancing legal expenses to several Bank officers where separate representation from the Bank was deemed advisable.

We do not believe any pending or threatened legal proceedings in the ordinary course against the Bank would have a material adverse effect on our consolidated results of operations or consolidated financial position, however, we cannot predict the timing or findings of the grand jury investigation or their effects upon us.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our Common Stock are traded on the NASDAQ Global Select Market. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2013 and 2012.

	2013		2012
	High	Low	High	Low
1st Quarter	$8.98	$8.33	$8.28	$6.29
2nd Quarter	$9.39	$7.38	$8.38	$6.55
3rd Quarter	$10.42	$8.67	$9.22	$7.11
4th Quarter	$10.80	$9.16	$9.15	$7.00

As of December 31, 2013, there are 30,112,475 shares of common stock outstanding. As of this same date we have approximately 776 shareholders of record, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter. The following sets forth per share cash dividends paid during 2013 and 2012.

	2013	2012
1st Quarter	$0.01	$0.01
2nd Quarter	$0.01	$0.01
3rd Quarter	$0.01	$0.01
4th Quarter	$0.01	$0.01

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

Share Repurchases

We did not repurchase any shares of our common stock during 2013.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the NASDAQ Global Select Market. The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2008 (assuming a $100 investment on December 31, 2008 and reinvestment of all dividends).

	2008	2009	2010	2011	2012	2013
CenterState Banks, Inc.	100	59	47	39	50	60
S&P 500	100	123	139	139	158	205
SNL Southeast Bank Index	100	99	95	55	91	122

Item 6.	Selected Consolidated Financial Data

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

The following tables present a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures:

	Years ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Noncovered loans	$55,897	$58,050	$54,497	$51,538	$53,428
Covered loans	32,377	23,542	11,396	4,159	—
Securities—taxable	9,889	11,297	14,296	16,833	18,436
Securities—tax-exempt	1,430	1,423	1,422	1,424	1,472
Federal funds sold and other	785	638	632	626	608

Total Interest income (GAAP)	100,378	94,950	82,243	74,580	73,944
Taxable equivalent adjustment
Noncovered loans	628	646	539	113	100
Securities—tax-exempt	744	697	678	645	626

Total tax equivalent adjustment	1,372	1,343	1,217	758	726
Interest income—tax equivalent
Noncovered loans	56,525	58,696	55,036	51,651	53,528
Covered loans	32,377	23,542	11,396	4,159	—
Securities—taxable	9,889	11,297	14,296	16,833	18,436
Securities—tax-exempt	2,174	2,120	2,100	2,069	2,098
Federal funds sold and other	785	638	632	626	608

Total interest income—tax equivalent	101,750	96,293	83,460	75,338	74,670
Total interest expense (GAAP)	(5,885)	(8,481)	(12,207)	(16,742)	(22,290)

Net interest income—tax equivalent	$95,865	$87,812	$71,253	$58,596	$52,380

Net interest income (GAAP)	$94,493	$86,469	$70,036	$57,838	$51,654

Yields and costs
Yield on noncovered loans—tax equivalent	4.79%	5.21%	5.31%	5.49%	5.80%
Yield on loans—tax equivalent	6.18%	5.67%	5.46%	5.45%	5.80%
Yield on securities tax-exempt—tax equivalent	5.19%	5.41%	5.88%	5.94%	5.73%
Yield on interest earning assets (GAAP)	4.93%	4.58%	4.30%	4.30%	4.54%
Yield on interest earning assets—tax equivalent	5.00%	4.65%	4.36%	4.34%	4.58%
Cost of interest bearing liabilities (GAAP)	0.39%	0.51%	0.81%	1.22%	1.66%
Net interest spread (GAAP)	4.54%	4.07%	3.49%	3.08%	2.88%
Net interest spread—tax equivalent	4.61%	4.14%	3.55%	3.12%	2.92%
Net interest margin (GAAP)	4.64%	4.18%	3.66%	3.33%	3.17%
Net interest margin—tax equivalent	4.71%	4.24%	3.72%	3.38%	3.22%
Efficiency ratio
Non interest income (GAAP)	$33,946	$59,261	$101,972	$54,933	$30,052
Gain on sale of securities	(1,060)	(2,423)	(3,464)	(7,034)	(2,516)
Nonrecurring income	—	(453)	(57,020)	(1,377)	—
FDIC indemnification income	(5,542)	(6,017)	(1,132)	—	—

Adjusted non interest income	27,344	50,368	40,356	46,522	27,536
Correspondent banking non interest income	(20,410)	(35,707)	(27,066)	(34,314)	(18,746)

Adjusted non interest income, ex. correspondent	6,934	14,661	13,290	12,208	8,790
Net interest income before provision (GAAP)	94,493	86,469	70,036	57,838	51,654
Total tax equivalent adjustment	1,372	1,343	1,217	758	726

Adjusted net interest income	95,865	87,812	71,253	58,596	52,380
Correspondent net interest income	(2,854)	(4,023)	(3,822)	(4,967)	(6,622)

Adjusted net interest income, ex. correspondent	93,011	83,789	67,431	53,629	45,758

	Years ending December 31,
continued from previous page	2013	2012	2011	2010	2009
Non interest expense (GAAP)	110,762	121,980	114,689	93,325	68,714
CDI and Trust intangible amortization	(1,191)	(1,372)	(804)	(519)	(792)
Credit related expenses	(12,730)	(11,206)	(12,696)	(6,278)	(4,553)
Nonrecurring expense	(722)	(3,328)	(7,696)	(769)	(1,200)

Adjusted non interest expense	$96,119	$106,074	$93,493	$85,759	$62,169
Correspondent non interest expense	(22,491)	(30,651)	(25,461)	(28,837)	(15,954)

Adjusted non interest expense, ex. correspondent	73,629	75,423	68,032	56,922	46,215
Efficiency ratio, including correspondent banking	78%	77%	84%	82%	78%
Efficiency ratio, excluding correspondent banking	74%	77%	84%	86%	85%

Analysis of changes in interest income and expense	Net change December 31, 2013 versus 2012
	Volume	Rate	Net change
Loans—tax equivalent	(709)	7,373	6,664
Securities—tax-exempt—tax equivalent	143	(89)	54
Total interest income—tax equivalent	(1,551)	7,008	5,457
Net interest income—tax equivalent	149	7,904	8,053

Analysis of changes in interest income and expense	Net change December 31, 2012 versus 2011
	Volume	Rate	Net change
Loans—tax equivalent	13,261	2,545	15,806
Securities—tax-exempt—tax equivalent	194	(174)	20
Total interest income—tax equivalent	12,310	523	12,833
Net interest income—tax equivalent	12,408	4,151	16,559

			increase/ (decrease) $	increase/ (decrease) %
Non interest expense analysis	2013	2012
Total non-interest expense (GAAP)	$110,762	$121,980	$(11,218)	(9.2%)
Less: merger, acquisition, conversion expenses	(722)	(2,714)	1,992	(73.4%)
Less: impairment of bank property held for sale	—	(614)	614	(100.0%)

Subtotal	110,040	118,652	(8,612)	(7.3%)
Less: credit related expenses	(12,730)	(11,206)	(1,524)	13.6%
Less: correspondent segment	(20,498)	(28,168)	7,670	(27.2%)

Non-interest expense excluding credit cost, correspondent segment, merger related expenses, and impairment of bank property held for sale (Non-GAAP)	$76,812	$79,278	$(2,466)	(3.1%)

	Years ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Balance Sheet Non-GAAP measures and ratios
Total assets	$2,415,567	$2,363,240	$2,284,459	$2,062,924	$1,751,299
Goodwill	(44,924)	(44,924)	(38,035)	(38,035)	(32,840)
Intangible assets, net	(6,116)	(7,307)	(5,203)	(3,921)	(2,422)

Tangible assets	$2,364,527	$2,311,009	$2,241,221	$2,020,968	$1,716,037
Common stockholders’ equity	$273,379	$273,531	$262,633	$252,249	$229,410
Goodwill	(44,924)	(44,924)	(38,035)	(38,035)	(32,840)
Intangible assets, net	(6,116)	(7,307)	(5,203)	(3,921)	(2,422)

Tangible common stockholders’ equity	$222,339	$221,300	$219,395	$210,293	$194,148
Book value per common share	$9.08	$9.09	$8.74	$8.41	$8.90
Effect of intangible assets	($1.69)	($1.73)	($1.44)	($1.40)	($1.37)
Tangible book value per common share	$7.38	$7.36	$7.30	$7.01	$7.53
Equity to total assets	11.32%	11.57%	11.50%	12.23%	13.10%
Effect of intangible assets	(1.91%)	(1.99%)	(1.71%)	(1.82%)	(1.79%)
Tangible common equity to tangible assets	9.40%	9.58%	9.79%	10.41%	11.31%

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2013 and 2012, and the three year period ended December 31, 2013, presented elsewhere herein. Operating results for prior periods are not necessarily indicative of results that might be expected for any future period.

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS:
Total interest income	$100,378	$94,950	$82,243	$74,580	$73,944
Total interest expense	(5,885)	(8,481)	(12,207)	(16,742)	(22,290)

Net interest income	94,493	86,469	70,036	57,838	51,654
Provision for loan losses	76	(9,220)	(45,991)	(29,624)	(23,896)

Net interest income after provision for loan losses	94,569	77,249	24,045	28,214	27,758
Non-interest income	15,832	23,237	16,599	13,826	9,620
Income from correspondent banking and bond sales division	17,023	32,806	24,889	32,696	17,916
Net gain on sale of securities available for sale	1,060	2,423	3,464	7,034	2,516
Bargain purchase gain, acquisition of institution	—	453	57,020	1,377	—
Gain on sale of bank branch office real estate	31	342	—	—	—
Impairment charge- core deposit intangible	—	—	—	—	(1,200)
Credit related expenses	(12,730)	(11,206)	(12,696)	(6,278)	(4,553)
Non-interest expense	(98,032)	(110,774)	(101,993)	(87,047)	(62,961)

Income (loss) before income taxes	17,753	14,530	11,328	(10,178)	(10,904)
Income tax (expense) benefit	(5,510)	(4,625)	(3,419)	4,240	4,687

Net income (loss)	$12,243	$9,905	$7,909	$(5,938)	$(6,217)

PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.41	$0.33	$0.26	$(0.22)	$(0.47)
Diluted earnings (loss) per share	$0.41	$0.33	$0.26	$(0.22)	$(0.47)
Common equity per common share outstanding	$9.08	$9.09	$8.74	$8.41	$8.90
Tangible common equity per common share outstanding	$7.38	$7.36	$7.30	$7.01	$7.53
Dividends per common share	$0.04	$0.04	$0.04	$0.04	$0.07
Actual shares outstanding	30,112,475	30,079,767	30,055,499	30,004,761	25,773,229
Weighted average common shares outstanding	30,102,777	30,073,959	30,034,573	27,608,211	17,905,042
Diluted weighted average common shares outstanding	30,220,127	30,141,863	30,039,187	27,608,211	17,905,042
BALANCE SHEET DATA:
Assets	$2,415,567	$2,363,240	$2,284,459	$2,062,924	$1,751,299
Total loans	1,474,179	1,435,863	1,283,766	1,128,955	959,021
Allowance for loan losses	20,454	26,682	27,944	26,267	23,289
Total deposits	2,056,231	1,997,232	1,919,789	1,685,594	1,305,036
Short-term borrowings	50,366	57,724	69,276	97,284	195,501
Corporate debentures	16,996	16,970	16,945	12,500	12,500
Common stockholders’ equity	273,379	273,531	262,633	252,249	229,410
Total stockholders’ equity	273,379	273,531	262,633	252,249	229,410
Tangible capital	222,339	221,300	219,395	210,293	194,148
Goodwill	44,924	44,924	38,035	38,035	32,840
Core deposit intangible (CDI)	4,958	5,944	5,203	3,921	2,422
Trust intangible	1,158	1,363	—	—	—
Average total assets	2,381,620	2,445,902	2,176,571	1,935,495	1,771,034
Average loans	1,439,069	1,451,492	1,216,086	1,023,597	923,080
Average interest earning assets	2,034,542	2,070,990	1,914,812	1,734,746	1,628,798
Average deposits	2,087,004	2,062,682	1,800,998	1,517,302	1,254,169
Average interest bearing deposits	1,425,858	1,555,755	1,407,942	1,214,435	1,047,436
Average interest bearing liabilities	1,502,481	1,652,460	1,512,898	1,369,417	1,346,051
Average total stockholders’ equity	273,852	269,282	253,398	243,063	206,914

Selected Consolidated Financial Data — continued

For the twelve month period ending or as of December 31

(Dollars in thousands)	2013	2012	2011	2010	2009
SELECTED FINANCIAL RATIOS:
Return on average assets	0.51%	0.40%	0.36%	(0.31%)	(0.35%)
Return on average equity	4.47%	3.68%	3.12%	(2.44%)	(3.00%)
Dividend payout	10%	12%	15%	na	na
Efficiency ratio (1)	78%	77%	84%	82%	78%
Efficiency ratio, excluding correspondent (2)	74%	77%	84%	86%	85%
Net interest margin, tax equivalent basis (3)	4.71%	4.24%	3.72%	3.38%	3.22%
Net interest spread, tax equivalent basis (4)	4.61%	4.14%	3.55%	3.12%	2.92%
CAPITAL RATIOS:
Tier 1 leverage ratio	10.38%	9.91%	10.49%	10.33%	11.36%
Risk-based capital
Tier 1	16.64%	16.63%	17.79%	18.01%	17.99%
Total	17.89%	17.89%	19.05%	19.28%	19.25%
Tangible common equity ratio	9.40%	9.58%	9.79%	10.41%	11.31%
ASSET QUALITY RATIOS:
Net charge-offs to average loans (5)	0.52%	0.93%	4.28%	2.83%	1.51%
Allowance to period end loans (5)	1.58%	2.11%	2.46%	2.82%	2.43%
Allowance for loan losses to non-performing loans	73%	93%	71%	40%	55%
Non-performing assets to total assets	1.39%	1.41%	2.16%	3.81%	3.05%
OTHER DATA:
Banking locations	55	55	58	53	38
Full-time equivalent employees	693	689	655	602	478

(1)	Efficiency ratio is non-interest expense (less non-recurring items, credit related expenses and intangible amortization) divided by the sum of the tax equivalent net interest income before the provision for loan losses plus non-interest income (less non-recurring items and FDIC indemnification income).
(2)	Efficiency ratio is same as (1) above excluding correspondent banking non-interest expense (including indirect expense allocations) from the numerator and excluding correspondent banking net interest income and non-interest income from the denominator.
(3)	Net interest margin is net interest income divided by total average earning assets.
(4)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.
(5)	Excludes loans covered by FDIC loss share agreements.

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

Selected Quarterly Data

(unaudited)

(Dollars in thousands except for per share data)	2013				2012
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$25,479	$26,034	$24,487	$24,378	$23,265	$23,608	$24,587	$23,490
Interest expense	(1,398)	(1,424)	(1,507)	(1,556)	(1,726)	(1,941)	(2,304)	(2,510)

Net interest income	24,081	24,610	22,980	22,822	21,539	21,667	22,283	20,980
Provision for loan losses	(183)	1,273	(1,374)	360	(2,169)	(2,425)	(1,894)	(2,732)

Net interest income after provision for loan losses	23,898	25,883	21,606	23,182	19,370	19,242	20,389	18,248
Non-interest income	2,105	5,698	3,951	4,109	5,870	7,054	5,849	4,806
Income from correspondent banking and bond sales division	3,070	2,909	4,904	6,140	6,450	8,606	9,966	7,784
Bargain purchase gain on acquisition	—	—	—	—	—	—	—	453
Gain on sales of securities available for sale	22	—	1008	30	420	675	726	602
Non-interest expenses	(26,449)	(29,850)	(27,373)	(27,090)	(28,530)	(31,706)	(31,658)	(30,086)

Income before income tax	2,646	4,640	4,096	6,371	3,580	3,871	5,272	1,807
Income tax expense	(846)	(1,531)	(1,338)	(1,795)	(1,344)	(1,229)	(1,558)	(494)

Net income	$1,800	$3,109	$2,758	$4,576	$2,236	$2,642	$3,714	$1,313

Basic earnings per common share	$0.06	$0.10	$0.09	$0.15	$0.07	$0.09	$0.12	$0.04
Diluted earnings per common share	$0.06	$0.10	$0.09	$0.15	$0.07	$0.09	$0.12	$0.04

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2013 and 2012, and the results of operations for the years ended December 31, 2013, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein.

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

A condensed consolidating balance sheet at December 31, 2013 and a condensed consolidating statement of operations for the year ending December 31, 2013 are presented below.

Condensed Consolidating Balance Sheet			PARENT
At December 31, 2013	CSB	R4ALL	COMPANY	Eliminations	Consolidated
Cash and due from banks	$21,581	$26	$966	$(992)	$21,581
Federal funds sold and Federal Reserve deposits	153,308	—	—	—	153,308

Cash and cash equivalents	174,889	26	966	(992)	174,889
Investment securities available for sale, at fair value	457,086	—	—	—	457,086
Loans covered by FDIC loss share agreements	230,273	—	—	—	230,273
Loans, excluding those covered by FDIC loss share	1,242,793	1,113	—	—	1,243,906
Allowance for loan losses	(20,272)	(182)	—	—	(20,454)
Bank premises and equipment, net	96,177	—	442	—	96,619
Goodwill	44,924	—	—	—	44,924
Core deposit intangibles	4,958	—	—	—	4,958
OREO covered by FDIC loss share agreements	19,111	—	—	—	19,111
OREO not covered by FDIC loss share agreements	5,514	895	—	—	6,409
Investment in subsidiaries	—	—	244,312	(244,312)	—
All other assets	154,280	470	49,256	(46,160)	157,846

Total assets	$2,409,733	$2,322	$294,976	$(291,464)	$2,415,567

Deposits	$2,057,223	$—	$—	$(992)	$2,056,231
Other borrowings	50,366	—	16,996	—	67,362
All other liabilities	60,154	—	4,601	(46,160)	18,595
Total stockholders’ equity	241,990	2,322	273,379	(244,312)	273,379

Total liabilities and stockholders’ equity	$2,409,733	$2,322	$294,976	$(291,464)	$2,415,567

Condensed Consolidating Statement of Operations			PARENT
For the 12 month period ending December 31, 2013	CSB	R4ALL	COMPANY	Eliminations	Consolidated
Interest income	$100,263	$115	$—	$—	$100,378
Interest expense	(5,283)	—	(602)	—	(5,885)

Net interest income	94,980	115	(602)	—	94,493
Provision for loan losses	80	(4)	—	—	76

Net interest income after loan loss provision	95,060	111	(602)	—	94,569
Non interest income	34,790	2	14,686	(15,532)	33,946
Non interest expense	(107,701)	(369)	(3,538)	846	(110,762)

Net income before income tax provision	22,149	(256)	10,546	(14,686)	17,753
Income tax (provision) benefit	7,565	(358)	(1,697)	—	5,510

Net income	$14,584	$102	$12,243	$(14,686)	$12,243

Through our subsidiary bank, we conduct commercial and retail banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial real estate loans, residential real estate loans, construction, development and land loans, and commercial loans and consumer loans. Most of our loans are secured by real estate located in Florida.

Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the interest rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, our profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and related services, and also includes commissions earned on bond sales, brokering single family home loans, Trust services, sale of mutual funds, annuities and other non-traditional and non-insured investments. Non-interest expense consists of compensation, employee benefits, occupancy and equipment expenses, and other operating expenses.

At December 31, 2013, our subsidiary bank operated through 55 bank branch locations in 18 counties in Florida as summarized in the table below:

Citrus	Indian River	Orange	Polk
Hendry	Lake	Osceola	Putnam
Hernando	Marion	Pasco	Sumter
Hillsborough	Okeechobee	Seminole	St. Lucie
Volusia	Duval

On January 17, 2014, we consummated our previously announced acquisition of Gulfstream Bancshares, Inc. (“Gulfstream”) which added four additional branches (approximately $479 million of deposits) and two additional counties, Palm Beach and Martin, to the list above.

On January 21, 2014, we announced efficiency and enhanced profitability initiatives including the closing and consolidation of seven smaller branches plus a standalone drive thru facility (counted as a branch for regulatory purposes). The branches are scheduled to be closed in mid-April, which at that time we will operate from a total of 51 branch locations.

On January 29, 2014, we announced that we have signed a definitive agreement, subject to normal regulatory approvals and shareholder approval, to acquire First Southern Bancorp, Inc. (“FSOB”). The acquisition is expected to close during the second half of 2014. FSOB operates through 17 branches (approximately $887 million of deposits) in Southeast, Central and Northeast Florida. There is some branch overlap and we expect to consolidate and close potentially 10 of these branches.

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

We use a standardized loan grading system which is integral to our risk assessment function related to lending. Loan officers assign a loan grade to newly originated loans in accordance with the standard loan grades. Throughout the lending relationship, the loan officer is responsible for periodic reviews, and if warranted he/she will downgrade or upgrade a particular loan based on specific events and/or analyses. We use a loan grading system of 1 through 7. Grade 1 is “excellent” and grade 7 is “doubtful.” Loans graded 5 or higher are placed on a watch list each month end and reported to the bank’s board of directors. Our loan review officers, who are independent of the lending function and are not employees of our subsidiary bank, periodically review loan portfolios and lending relationships. The loan review officer may disagree with the bank’s grade on a particular loan and subsequently downgrade or upgrade such loan(s) based on his risk analysis.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. We have $45 million of goodwill on our consolidated balance sheet at December 31, 2013.

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. We have a net deferred tax asset of $5.3 million in our consolidated balance sheet at December 31, 2013. For additional discussion of income taxes, see Notes 1 and 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Purchased Credit-Impaired Loans

We account for acquisitions under the purchase accounting method. All identifiable assets acquired and liabilities assumed are recorded at fair value. We review each loan or loan pool acquired to determine whether there is evidence of deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements. We consider expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. The amount in excess of the estimated future cash flows is not accreted into earnings. The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). The Company records these loans on the acquisition date at their net realizable value. Thus, an allowance for estimated future losses is not established on the acquisition date. We refine our estimates of the fair value of loans acquired for up to one year from the date of acquisition. Subsequent to the date of acquisition, we update the expected future cash flows on loans acquired on a quarterly basis. Losses or a reduction in cash flow which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012.

Net Income

Our net income for the year ended December 31, 2013 was $12,243 or $0.41 per share basic and diluted, compared to $9,905 or $0.33 per share basic and diluted for the year ended December 31, 2012. Some of the primary reasons for the increase included higher net interest income due to a higher net interest margin and lower loan loss provision expense due to improved credit metrics and credit environment, which partially offset lower bond sales revenue from our correspondent division and higher FDIC indemnification asset (“IA”) amortization expense. These and other factors contributing to our 2013 results are discussed below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $8,024, or 9% to $94,493 during the year ended December 31, 2013 compared to $86,469 for the same period in 2012. The increase was the result of a $5,428 increase in interest income plus a $2,596 decrease in interest expense.

Interest earning assets averaged $2,034,542 during the year ended December 31, 2013 as compared to $2,070,990 for the same period in 2012, a decrease of $36,448, or 1.8%. The yield on average interest earning assets increased 35 basis points (“bps”) to 4.93% (35 bps to 5.00% tax equivalent basis) during the year ended December 31, 2013, compared to 4.58% (4.65% tax equivalent basis) for the same period in 2012. The combined net effects of the $36,448 decrease in average interest earning assets and the increase in yields on average interest earning assets resulted in the $5,428 ($5,457 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $1,502,481 during the year ended December 31, 2013 as compared to $1,652,460 for the same period in 2012, a decrease of $149,979, or 9.1%. The cost of average interest bearing liabilities decreased 12 bps to 0.39% during the year ended December 31, 2013, compared to 0.51% for 2012. The combined net effects of the $149,979 decrease in average interest bearing liabilities and the 12 bps decrease in cost of average interest bearing liabilities resulted in the $2,596 decrease in interest expense between the two years. See the tables “Average Balances – Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Noncovered loans (1) (2) (7)	$1,179,796	$56,525	4.79%	$1,126,784	$58,696	5.21%
Covered loans (9)	259,273	32,377	12.49%	324,708	23,542	7.25%
Securities available for sale—taxable	413,840	9,889	2.39%	458,946	11,297	2.46%
Securities available for sale—tax exempt (7)	41,888	2,174	5.19%	39,183	2,120	5.41%
Federal funds sold and other	139,745	785	0.56%	121,369	638	0.53%

TOTAL INTEREST EARNING ASSETS	$2,034,542	$101,750	5.00%	$2,070,990	$96,293	4.65%
Allowance for loan losses	(23,985)			(26,872)
All other assets	371,063			401,784

TOTAL ASSETS	$2,381,620			$2,445,902

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$457,856	$362	0.08%	$410,384	$457	0.11%
Money market	312,151	476	0.15%	331,449	730	0.22%
Savings	238,497	132	0.06%	239,147	266	0.11%
Time deposits	417,354	4,215	1.01%	574,775	6,076	1.06%
Repurchase agreements	21,693	78	0.36%	21,388	86	0.40%
Federal funds purchased	37,941	20	0.06%	53,803	28	0.05%
Other borrowed funds (3)	5	—	0.00%	4,556	201	4.41%
Corporate debenture (4)	16,984	602	3.54%	16,958	637	3.76%

TOTAL INTEREST BEARING LIABILITIES	$1,502,481	5,885	0.39%	$1,652,460	8,481	0.51%
Demand deposits	584,523			506,927
Other liabilities	20,764			17,233
Total stockholders’ equity	273,852			269,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,381,620			$2,445,902

NET INTEREST SPREAD (tax equivalent basis) (5)			4.61%			4.14%

NET INTEREST INCOME (tax equivalent basis)		$95,865			$87,812

NET INTEREST MARGIN (tax equivalent basis) (6)			4.71%			4.24%

(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $408 and $511 for the years ended December 31, 2013 and 2012, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $26 and $25 during year ended December 31, 2013 and 2012, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(8)	Averages balances are average daily balances.
(9)	Covered loans are loans purchased from the FDIC pursuant to assisted acquisitions of failed financial institutions, and are covered with respect to certain loss sharing agreements with the FDIC.

Non-accrual loans: A loan is moved to nonaccrual status in accordance with our policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued but not received for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2013 versus 2012
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$(709)	$7,373	$6,664
Securities available for sale—taxable	(1,085)	(323)	(1,408)
Securities available for sale—tax exempt	143	(89)	54
Federal funds sold and other	101	46	147

TOTAL INTEREST INCOME (tax equivalent basis)	$(1,550)	$7,007	$5,457

INTEREST EXPENSE
Deposits
NOW accounts	$48	$(143)	$(95)
Money market accounts	(40)	(214)	(254)
Savings	(1)	(133)	(134)
Time deposits	(1,600)	(261)	(1,861)
Repurchase agreements	1	(9)	(8)
Federal funds purchased	(8)	—	(8)
Other borrowed funds	(100)	(101)	(201)
Corporate debenture	1	(36)	(35)

TOTAL INTEREST EXPENSE	$(1,699)	$(897)	$(2,596)

NET INTEREST INCOME (tax equivalent basis)	$149	$7,904	$8,053

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

Provision for Loan Losses

The provision for loan losses decreased $9,296 to a negative provision of $(76) during the year ending December 31, 2013 compared to $9,220 for the comparable period in 2012. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates. See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2013 was $33,946 compared to $59,261 for the comparable period in 2012. This decrease was the result of the following components listed in the table below

			$	%
			increase	increase
	2013	2012	(decrease)	(decrease)
Income from correspondent banking and bond sales division	$17,023	$32,806	$(15,783)	(48.1%)
Other correspondent banking related revenue	3,387	2,901	486	16.8%
Wealth management related revenue	4,551	3,760	791	21.0%
Service charges on deposit accounts	8,457	6,598	1,859	28.2%
Debit, prepaid, ATM and merchant card related fees	5,420	4,623	797	17.2%
Bank owned life insurance income	1,328	1,436	(108)	(7.5%)
Other service charges and fees	985	1,340	(355)	(26.5%)
Gain on sale of securities	1,060	2,423	(1,363)	(56.3%)
Bargain purchase gain	—	453	(453)	(100.0%)

Subtotal	42,211	56,340	(14,129)	(25.1%)
FDIC indemnification asset- amortization	(13,807)	(3,096)	(10,711)	346.0%
FDIC indemnification income	5,542	6,017	(475)	(7.9%)

Total non-interest income	$33,946	$59,261	($25,315)	(42.7%)

As shown in the table above, the primary reasons for the decrease in non-interest income year to year are decreases in revenue from our correspondent banking division (i.e. bond sales) and FDIC indemnification asset amortization.

Income from correspondent banking and bond sales division means the spread earned from buying and selling fixed income securities among our correspondent bank customers. We do not take a position in the transaction, but merely earn a spread for facilitating it. Gross revenue depends on the amount of sales volume, which is volatile from period to period. Sales volume was substantially less in the current year compared to 2012. The decrease in volume is likely due to increases in market interest rates thereby causing unrealized losses in our correspondent bank customers’ securities portfolios. Many of our correspondent bank customers may be reluctant to execute sales and realize the loss if there are other possible strategies they can use which is likely a primary contributing factor to reduced sales volume.

The FDIC indemnification asset (“IA”) is producing amortization (versus accretion) due to reductions in the estimated losses in the FDIC covered loan portfolio. To the extent current projected losses in the covered loan portfolio are less than previously projected losses, the related projected reimbursements from the FDIC contemplated in the IA are less, which produces a negative income accretion in non-interest income. This event corresponds to the increase in yields in the FDIC covered loan portfolio, although there is not perfect correlation. Higher expected cash flows (i.e. less expected future losses) on the loan side of the equation is accreted into interest income over the life of the related loan pool. The lower expected reimbursement from the FDIC (i.e. 80% of the lower expected future losses) is amortized over the lesser of the remaining life of the related loan pool(s) or the remaining term of the loss share period.

At December 31, 2013, the total IA on our balance sheet was $73,433. Of this amount, we estimate to receive reimbursements from the FDIC of approximately $39,513 related to future estimated losses, and estimates to expense approximately $33,920 for previously estimated losses that are no longer expected. The $33,920 is now estimated to be paid, or has been paid, by the borrower (or has been or is estimated to be realized upon the sale of OREO) instead of a reimbursement from the FDIC. At December 31, 2013, the $33,920 previously estimated reimbursements from the FDIC will be amortized as expense (negative accretion) in our non-interest income as summarized below.

Year		Year
2014	46.3%	2018	5.2%
2015	20.5%	2019	4.5%
2016	13.2%	2020 thru 2022	3.9%

2017	6.4%	Total	100.0%

Future estimated losses and future estimated cash flows related to our FDIC covered loan portfolio are analyzed by management each quarter and adjusted accordingly. Historically, management has been adjusting future estimated losses downward, due to improvement in the economy, real estate market and recent historical payment performance of the underlying loans. The result has been higher interest accretion in the covered loan portfolio and higher IA amortization expense than previously estimated.

Our other FDIC income related line item in the table above, FDIC indemnification income, has two components. The first relates to losses on FDIC covered OREO. To the extent we incur a loss on the sale of OREO, 80% of the loss is reimbursable from the FDIC. The 80% reimbursable amount is recognized as FDIC indemnification income in this line item during the same period the expense or loss on OREO is recognized in our non-interest expenses. The second component relates to provision for loan loss expenses related to impairments on any of our covered loan pools. To the extent we incur a loan loss provision expense we recognize FDIC indemnification income in an amount equal to approximately 80% of such expense during the same period the expense was recognized in provision for loan loss expense.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2013 decreased $11,218, or 9.2%, to $110,762, compared to $121,980 for 2012. The table below breaks down the individual components.

			$	%
			increase	increase
	2013	2012	(decrease)	(decrease)
Employee salaries and wages	$47,175	$56,232	$(9,057)	(16.1%)
Employee incentive/bonus compensation	4,965	3,938	1,027	26.1%
Employee stock based compensation	609	631	(22)	(3.4%)
Employer 401K matching contributions	1,219	1,144	75	6.6%
Deferred compensation expense	569	501	68	13.5%
Health insurance and other employee benefits	3,557	3,985	(428)	(10.7%)
Payroll taxes	3,018	3,235	(217)	(6.7%)
Other employee related expenses	1,293	1,051	242	23.1%
Incremental direct cost of loan origination	(2,036)	(779)	(1,257)	161.4%

Total salaries, wages and employee benefits	$60,369	$69,938	$(9,569)	(13.7%)
Loss (gain) on sale of OREO	228	(140)	368	(262.9%)
Loss on sale of FDIC covered OREO	2,894	1,325	1,569	118.4%
Valuation write down of OREO	1,085	1,011	74	7.3%
Valuation write down of FDIC covered OREO	4,927	3,247	1,680	51.7%
Loss on repossessed assets other than real estate	401	123	278	226.0%
Loan put back expense	4	1,632	(1,628)	(99.8%)
Foreclosure and repossession related expenses	1,732	2,487	(755)	(30.4%)
Foreclosure and repo expenses, FDIC (note 1)	1,459	1,521	(62)	(4.1%)

Total credit related fees	12,730	11,206	1,524	13.6%
Occupancy expense	7,702	8,697	(995)	(11.4%)
Depreciation of premises and equipment	5,876	5,678	198	3.5%
Supplies, stationary and printing	1,121	1,124	(3)	(0.3%)
Marketing expenses	2,517	2,564	(47)	(1.8%)
Data processing expense	3,784	3,988	(204)	(5.1%)
Legal, auditing and other professional fees	3,754	2,527	1,227	48.6%
Bank regulatory related expenses	2,369	2,429	(60)	(2.5%)
Postage and delivery	1,084	1,148	(64)	(5.6%)
ATM and debit card related expenses	1,802	1,347	455	33.8%
CDI amortization	986	1,155	(169)	(14.6%)
Trust intangible amortization	204	217	(13)	(6.0%)
Internet and telephone banking	1,083	945	138	14.6%
Operational write-offs and losses	118	697	(579)	(83.1%)
Correspondent accounts and Federal Reserve charges	459	527	(68)	(12.9%)
Conferences/Seminars/Education/Training	584	510	74	14.5%
Director fees	405	374	31	8.3%
Travel expenses	399	317	82	25.9%
Other expenses	2,694	3,264	(570)	(17.5%)

Subtotal	$110,040	$118,652	$(8,612)	(7.3%)
Merger, acquisition and conversion related expenses	722	2,714	(1,992)	(73.4%)
Impairment of bank property held for sale	—	614	(614)	(100.0%)

Total non-interest expense	$110,762	$121,980	$(11,218)	(9.2%)

note 1:	These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding merger, acquisition and conversion related expenses and impairment of bank property held for sale identified above, total non-interest expense decreased $8,612 or 7.3% year to year as shown in the above table.

The table below removes credit related expenses and correspondent segment expenses, which is primarily compensation related and varies significantly with levels of bond sales volumes.

			$	%
			increase	increase
	2013	2012	(decrease)	(decrease)
Total non-interest expense	$110,762	$121,980	$(11,218)	(9.2%)
Less: merger, acquisition, conversion, expenses	(722)	(2,714)	1,992	(73.4%)
Less: impairment bank property held for sale	—	(614)	614	(100.0%)

Subtotal	110,040	118,652	(8,612)	(7.3%)
Less: credit related expenses	(12,730)	(11,206)	(1,524)	13.6%
Less: correspondent segment	(20,498)	(28,168)	7,670	(27.3%)

Non-interest expense, excluding credit cost, correspondent segment, and merger, acquisition and conversion related expenses, and impairment of bank property held for sale	$76,812	$79,278	$(2,466)	(3.1%)

Excluding merger, acquisition and conversion related expense and impairment of bank property held for sale, and excluding credit cost and our correspondent division, the remaining non-interest expense approximates the operating expense of our core commercial and consumer banking segment. As shown in the table above, this expense decreased approximately $2,466, or 3.1% year to year. The reasons for this decrease include the following:

•	The Company closed a total of 15 branches in 2012 (four in the first quarter, six in the second quarter, and four in the third quarter). We incurred the related expenses in 2012 for these branches until the offices were closed.

•	In addition, the two failed banks we acquired in 2012 operated on two different core processing systems, which were not converted to our core processing system until May and June of 2012, adding elevated cost in terms of data processing, personnel and other temporary inefficiencies above the normalized incremental operating expenses.

•	In addition to consolidating and closing branches, and a reduction in workforce, we also initiated other cost efficiencies and revenue enhancements during 2012 that were fully implemented during the entire year of 2013.

Income Tax Provision

We recognized an income tax expense for the year ended December 31, 2013 of $5,510 (an effective tax rate of 31.0%) compared to $4,625 (an effective tax rate of 31.8%) for the year ended December 31, 2012.

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

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Noncovered loans (1) (2) (7)	$1,126,784	$58,696	5.21%	$1,035,496	$55,036	5.31%
Covered loans (9)	324,708	23,542	7.25%	180,590	11,396	6.31%
Securities available for sale—taxable	458,946	11,297	2.46%	492,666	14,296	2.90%
Securities available for sale—tax exempt (7)	39,183	2,120	5.41%	35,727	2,100	5.88%
Federal funds sold and other	121,369	638	0.53%	170,333	632	0.37%

TOTAL INTEREST EARNING ASSETS	$2,070,990	$96,293	4.65%	$1,914,812	$83,460	4.36%
Allowance for loan losses	(26,872)			(27,265)
All other assets	401,784			289,024

TOTAL ASSETS	$2,445,902			$2,176,571

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$410,384	$457	0.11%	$313,178	$665	0.21%
Money market	331,449	730	0.22%	263,089	899	0.34%
Savings	239,147	266	0.11%	208,254	562	0.27%
Time deposits	574,775	6,076	1.06%	623,421	9,373	1.50%
Repurchase agreements	21,388	86	0.40%	15,949	84	0.53%
Federal funds purchased	53,803	28	0.05%	70,940	48	0.07%
Other borrowed funds (3)	4,556	201	4.41%	5,012	127	2.54%
Corporate debenture (4)	16,958	637	3.76%	13,055	449	3.43%

TOTAL INTEREST BEARING LIABILITIES	$1,652,460	8,481	0.51%	$1,512,898	12,207	0.81%
Demand deposits	506,927			393,056
Other liabilities	17,233			17,219
Total stockholders’ equity	269,282			253,398

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,445,902			$2,176,571

NET INTEREST SPREAD (tax equivalent basis) (5)			4.14%			3.55%

NET INTEREST INCOME (tax equivalent basis)		$87,812			$71,253

NET INTEREST MARGIN (tax equivalent basis) (6)			4.24%			3.72%

(10)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(11)	Interest income on average loans includes loan fee recognition of $511 and $362 for the years ended December 31, 2012 and 2011, respectively.
(12)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.
(13)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $25 and $5 during year ended December 31, 2012 and 2011, respectively.
(14)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(15)	Represents net interest income divided by total earning assets.
(16)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.
(17)	Averages balances are average daily balances.
(18)	Covered loans are loans purchased from the FDIC pursuant to assisted acquisitions of failed financial institutions, and are covered with respect to certain loss sharing agreements with the FDIC.

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2012 versus 2011
	Volume	Rate	Net Change
INTEREST INCOME
Loans (tax equivalent basis)	$13,261	$2,545	$15,806
Securities available for sale—taxable	(932)	(2,067)	(2,999)
Securities available for sale—tax exempt	194	(174)	20
Federal funds sold and other	(213)	219	6

TOTAL INTEREST INCOME (tax equivalent basis)	$12,310	$523	$12,833

INTEREST EXPENSE
Deposits
NOW accounts	$167	$(374)	$(207)
Money market accounts	199	(368)	(169)
Savings	73	(369)	(296)
Time deposits	(686)	(2,612)	(3,298)
Repurchase agreements	25	(23)	2
Federal funds purchased	(10)	(10)	(20)
Other borrowed funds	(13)	86	73
Corporate debenture	147	42	189

TOTAL INTEREST EXPENSE	$(98)	$(3,628)	$(3,726)

NET INTEREST INCOME (tax equivalent basis)	$12,408	$4,151	$16,559

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

			$	%
			increase	increase
	2012	2011	(decrease)	(decrease)
Income from correspondent banking and bond sales division	$32,806	$24,889	$7,917	31.8%
Other correspondent banking related revenue	2,901	2,177	724	33.3%
Wealth management related revenue	3,760	1,801	1,959	108.8%
Service charges on deposit accounts	6,598	6,316	282	4.5%
Debit, prepaid, ATM and merchant card related fees	4,623	3,194	1,429	44.7%
Bank owned life insurance income	1,436	967	469	48.5%
Other service charges and fees	1,340	1,515	(175)	(11.6%)
Gain on sale of securities	2,423	3,464	(1,041)	(30.1%)
Bargain purchase gain	453	57,020	(56,567)	(99.2%)

Subtotal	56,340	101,343	(45,003)	(44.4%)
FDIC indemnification asset- amortization	(3,096)	(503)	(2,593)	515.5%
FDIC indemnification income	6,017	1,132	4,885	431.5%

Total non-interest income	$59,261	$101,972	($42,711)	(41.9%)

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

The correspondent banking bond sales division is a volatile business. While 2012 was its best year to date for bond sales, we expect significant future volatility in the fixed income business, and therefore do not consider their initial four year performance necessarily a trend.

The FDIC indemnification asset (“IA”) is producing amortization (versus accretion) due to reductions in the estimated losses in the FDIC covered loan portfolio. To the extent current projected losses in the covered loan portfolio are less than previously projected losses, the related projected reimbursements from the FDIC contemplated in the IA are less, which produces a negative income accretion in non-interest income. This event corresponds to the increase in yields in the FDIC covered loan portfolio, although there is not perfect correlation. Higher expected cash flows (i.e. less expected future losses) on the loan side of the equation is accreted into interest income over the life of the related loan pool. The lower expected reimbursement from the FDIC (i.e. 80% of the lower expected future losses) is amortized over the lesser of the remaining life of the related loan pool(s) or the remaining term of the loss share period.

At December 31, 2012, the total IA on the Company’s balance sheet was $119,289. Of this amount, the Company estimated, at December 31, 2012, that it would receive reimbursements from the FDIC of approximately $99,289 related to future estimated losses, and estimated that it would expense approximately $19,653 for previously estimated losses that are no longer expected. The $19,653 was estimated to be paid, or has been paid, by the borrower (or has been or is estimated to be realized upon the sale of OREO) instead of a reimbursement from the FDIC. At December 31, 2012, the $19,653 previously estimated reimbursements from the FDIC will be amortized as expense (negative accretion) in the Company’s non-interest income over the lesser of the remaining life of the related loan pool(s) or the remaining term of the loss share period. At December 31, 2012 it was expected that more than 50% of it would be amortized in the following three years. Management analyzes its FDIC covered loan portfolio each quarter, and each quarter subsequent to December 31, 2012, management’s estimates of future losses within the covered loan portfolio has improved. As such, each quarter the expected reimbursements from the FDIC declines and our FDIC amortization expense increases. See our related discussion one year later (at December 31, 2013) regarding IA amortization on page 43.

Our other FDIC income related line item in the table above, FDIC indemnification income, has two components. The first relates to losses on FDIC covered OREO. To the extent we incur a loss on the sale of OREO, 80% of the loss is reimbursable from the FDIC. The 80% reimbursable amount is recognized as FDIC indemnification income in this line item during the same period the expense or loss on OREO is recognized in our non-interest expenses. The second component relates to provision for loan loss expenses related to impairments on any of our covered loan pools. To the extent we incur a loan loss provision expense we recognize FDIC indemnification income in an amount equal to approximately 80% of such expense during the same period the expense was recognized in provision for loan loss expense.

We acquired a Trust business pursuant to our January 2012 acquisition of a failed financial institution in an FDIC assisted transaction. The business has been producing approximately $300 of gross fees per quarter and is the primary reason for the increase in our wealth management related revenue listed in the table above.

Our bank owned life insurance revenue (“BOLI”) increased due the purchase of $10,000 additional BOLI during the first quarter of 2012.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2012 increased $7,291, or 6.4%, to $121,980, compared to $114,689 for 2011. The table below breaks down the individual components.

			$	%
			increase	increase
	2012	2011	(decrease)	(decrease)
Employee salaries and wages	$56,232	$47,150	$9,082	19.3%
Employee incentive/bonus compensation	3,938	2,830	1,108	39.2%
Employee stock based compensation	631	705	(74)	(10.5%)
Employer 401K matching contributions	1,144	983	161	16.4%
Deferred compensation expense	501	460	41	8.9%
Health insurance and other employee benefits	3,985	3,215	770	24.0%
Payroll taxes	3,235	2,844	391	13.7%
Other employee related expenses	1,051	585	466	79.7%
Incremental direct cost of loan origination	(779)	(527)	(252)	47.8%

Total salaries, wages and employee benefits	$69,938	$58,245	$11,693	20.1%
(Gain) loss on sale of OREO	(140)	732	(872)	(119.1%)
Loss (gain) on sale of FDIC covered OREO	1,325	(187)	1,512	(808.6%)
Valuation write down of OREO	1,011	4,939	(3,928)	(79.5%)
Valuation write down of FDIC covered OREO	3,247	1,812	1,435	79.2%
Loss on repossessed assets other than real estate	123	377	(254)	(67.4%)
Loan put back expense	1,632	755	877	116.2%
Foreclosure and repossession related expenses	2,487	3,078	(591)	(19.2%)
Foreclosure and repo expenses, FDIC (note 1)	1,521	1,190	331	27.8%

Total credit related fees	11,206	12,696	(1,490)	(11.7%)
Occupancy expense	8,697	8,271	426	5.2%
Depreciation of premises and equipment	5,678	4,207	1,471	35.0%
Supplies, stationary and printing	1,124	1,285	(161)	(12.5%)
Marketing expenses	2,564	2,791	(227)	(8.1%)
Data processing expense	3,988	4,680	(692)	(14.8%)
Legal, auditing and other professional fees	2,527	2,729	(202)	(7.4%)
Bank regulatory related expenses	2,429	2,621	(192)	(7.3%)
Postage and delivery	1,148	930	218	23.4%
ATM and debit card related expenses	1,207	1,631	(424)	(26.0%)
CDI amortization	1,155	804	351	43.7%
Trust intangible amortization	217	—	217	n/a
Impairment of bank property held for sale	614	—	614	n/a
Internet and telephone banking	945	1,005	(60)	(6.0%)
Operational write-offs and losses	697	553	144	26.0%
Correspondent accounts and Federal Reserve charges	527	471	56	11.9%
Conferences/Seminars/Education/Training	510	498	12	2.4%
Director fees	374	294	80	27.2%
Travel expenses	317	134	183	136.6%
Other expenses	3,404	3,148	256	8.1%

Subtotal	$119,266	$106,993	$12,273	11.5%
Merger, acquisition and conversion related expenses	2,714	7,696	(4,982)	(64.7%)

Total non-interest expense	$121,980	$114,689	$7,291	6.4%

note 1:	These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding merger, acquisition and conversion related expenses identified above, total non-interest expense increased $12,273 or 11.5% year to year as shown in the above table. The table below removes credit related expenses and correspondent segment expenses, which is primarily compensation related and varies significantly with levels of bond sales volumes.

			$	%
			increase	increase
	2012	2011	(decrease)	(decrease)
Total non-interest expense	$121,980	$114,689	$7,291	6.4%
Less: merger, acquisition, conversion, expenses	(2,714)	(7,696)	(4,982)	(64.7%)
Less: impairment bank property held for sale	(614)	—	614	na

Subtotal	118,652	106,993	11,659	10.9%
Less: credit related expenses	(11,206)	(12,696)	(1,490)	(11.7%)
Less: correspondent segment	(28,168)	(23,883)	4,285	17.9%

Non-interest expense, excluding credit cost, correspondent segment, and merger, acquisition and conversion related expenses, and impairment of bank property held for sale	$79,278	$70,414	$8,864	12.6%

Excluding merger, acquisition and conversion related expense and impairment of bank property held for sale, and excluding credit cost and our correspondent division, the remaining non-interest expense approximates the operating expense of our core commercial and consumer banking segment. As shown in the table above, this expense increased approximately $8,864, or 12.6% year to year. The reasons for this increase include the following:

•	In January 2012, we acquired two failed financial institutions which included 12 branches in the aggregate. The Company consolidated three branches in the first quarter of 2012 and another six branches in the second quarter of 2012. We incurred the related incremental expenses in 2012 for these branches until they closed. In addition, the two failed banks operated on two different core processing systems, which were not converted to our core processing system until May and June of 2012, adding elevated cost in terms of data processing, personnel and other temporary inefficiencies above the normalized incremental operating expenses.

•	In November 2011, we acquired five branches from The Hartford Insurance Group, Inc. The additional operating costs of these five branches were included in our 2011 expenses for two months versus all twelve months in 2012.

•	In addition to closing 10 of the 12 branches we acquired in 2012, we also closed an additional branch in February 2012 and four more branches at the end of August 2012.

•	In addition to consolidating and closing branches, and a reduction in workforce, we also initiated other cost efficiencies and revenue enhancements during the year. Our quarterly operating expenses decreased by approximately 9% in the fourth quarter compared to our high water mark in the second quarter of 2012.

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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2013 AND DECEMBER 31, 2012

Overview

Our total assets grew by $52,327, or 2.2%, from $2,363,240 at December 31, 2012 to $2,415,567 at December 31, 2013. The growth was primarily caused by a $58,999, or 3.0%, growth in our deposits between the same two period ends. The deposit growth occurred primarily during the fourth quarter due to certain large deposits from taxing agencies and other temporary transactional type deposits. Average total deposits year to year decreased approximately 2.5% and average total assets decreased approximately 2.6% between 2013 and 2012.

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

Our available for sale portfolio totaled $457,086 at December 31, 2013 and $425,758 at December 31, 2012, or 19% and 18%, respectively, of total assets. See the tables below for a summary of security type, maturity and average yield distributions.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative. Approximately 91% of investment securities available for sale are mortgage backed securities. The cash flows from these securities are used to meet cash needs or will be reinvested to maintain a desired liquidity position. We have designated all of our securities as available for sale, except our trading portfolio, to provide flexibility, in case an immediate need for liquidity arises. We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. The available for sale portfolio is carried at fair market value and had a net unrealized loss of approximately $7,300 at December 31, 2013, compared to a net unrealized gain of approximately $11,709 at December 31, 2012.

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

	One year or less		Over one through five years		Over five through ten years		Over ten years		Total
AVAILABLE-FOR-SALE	$	%	$	%	$	%	$	%	$	%
US government sponsored entities and agencies	$—	—%	$4	4.46%	$—	—%	$—	—%	$4	4.46%
State, county, and municipal	—	—%	1,917	3.88%	12,491	3.55%	25,792	3.54%	40,201	3.56%
Mortgage-backed securities	13	4.90%	5,411	4.59%	33,633	2.87%	377,825	2.61%	416,881	2.65%

Total	$13	4.90%	$7,332	4.40%	$46.124	3.05%	$403,617	2.67%	$457,086	2.73%

Distribution of Investment Securities

	December 31, 2013		December 31, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
AVAILABLE-FOR-SALE	Cost	Value	Cost	Value	Cost	Value
US government sponsored entities and agencies	$4	$4	$7,465	$7,546	$78,455	$78,877
State, county, and municipal	39,728	40,201	42,570	45,022	39,312	41,293
Mortgage-backed securities	424,654	416,881	364,014	373,190	464,237	470,994

Total	$464,386	$457,086	$414,049	$425,758	$582,004	$591,164

We also have a trading securities portfolio. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations and Comprehensive Income. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. This activity was initiated to take advantage of market opportunities, when presented, for short term revenue gains. The table below summarizes our trading activity during the years presented.

	2013	2012
Beginning balance	$5,048	$—
Purchases	198,186	367,105
Proceeds from sales	(203,489)	(362,747)
Net realized gain on sales	255	715
Mark-to-market adjustment	—	(25)

Ending balance	$—	$5,048

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the year ended December 31, 2013, were $1,439,069, or 71% of average earning assets, as compared to $1,451,492, or 70% of average earning assets, for the year ending December 31, 2012. Total loans at December 31, 2013 and 2012 were $1,474,179 and $1,435,863, respectively, an increase of $38,316, or 2.7%. This also represents a loan to total asset ratio of 61% and 61% and a loan to deposit ratio of 72% and 72%, at December 31, 2013 and 2012, respectively.

Approximately 15.6% of our total loans, or $230,273, are covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010 and two during the first quarter of 2012. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse us for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred, subject to the terms of the agreements. We will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and our reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

Of the 84.4% of our loans, or $1,243,906 not covered by FDIC loss sharing agreements, approximately 84% are collateralized by real estate, 12% are commercial non real estate loans and the remaining 4% are consumer and other non real estate loans. The loans collateralized by real estate are further delineated as follows.

Residential real estate loans: These are single family home loans originated within our local market areas by employee loan officers or purchased from TD Bank, N.A. and The Hartford Insurance Group with two and one year put back options that expired on January 20, 2013 and November 1, 2012, respectively. We do not use loan brokers to originate loans for our own portfolio, nor do we acquire loans outside of our geographical markets. The size of this portfolio is $458,331 representing approximately 37% of our total loans, excluding those covered by FDIC loss share agreements. Within this category there are approximately $10,162 non performing (non-accrual) loans (92 loans) as of December 31, 2013.

Commercial real estate loans: This is the largest category ($528,710) of our loan portfolio representing approximately 43% of our total loans, excluding those covered by FDIC loss share agreements. This category, along with commercial non real estate lending, is our primary business. There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are all located within Florida, primarily central Florida. The borrowers are a mix of professionals, doctors, lawyers, and other small business people. Approximately 52% of these loans are owner occupied. Within this category there are approximately $13,925 non performing (non-accrual) loans (40 loans) as of December 31, 2013.

Land, development and construction loans: We have no construction or development loans with national builders. We do business with local builders and developers that have typically been long time customers. This category represents approximately 5% ($62,503) of our total loan portfolio. The majority of this amount is land development, lots, and other land loans. Approximately $1,099 of loans in this category are non performing (non-accrual) loans (12 loans) as of December 31, 2013, of which substantially all are collateralized by residential building lots, commercial building lots, undeveloped land and vacant land both residential and commercial.

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

The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

Loan Portfolio Composition

Types of Loans at December 31:	2013	2012	2011	2010	2009
Loans not covered by FDIC loss share agreements
Real estate loans:
Residential	$458,331	$428,554	$405,923	$255,571	$251,634
Commercial	528,710	480,494	447,459	410,162	438,540
Land, development and construction	62,503	55,474	89,517	109,380	115,937

Total real estate loans	1,049,544	964,522	942,899	775,113	806,111
Commercial	143,263	124,225	126,064	100,906	98,273
Consumer and other loans	50,695	51,279	51,391	55,379	55,376

Total loans—gross	1,243,502	1,140,026	1,120,354	931,398	959,760
Less: unearned fees/costs	404	(458)	(639)	(728)	(739)

Total loans not covered by FDIC loss share agreements	1,243,906	1,139,568	1,119,715	930,670	959,021

Loans covered by FDIC loss share agreements
Real estate loans:
Residential	120,030	142,480	99,270	110,586	—
Commercial	100,012	134,413	54,184	68,286	—
Land, development and construction	6,381	13,259	8,231	13,653	—

Total real estate loans	226,423	290,152	161,685	192,525	—
Commercial	3,850	6,143	2,366	5,760	—

Total loans covered by FDIC loss share agreements	230,273	296,295	164,051	198,285	—

Total loans	$1,474,179	$1,435,863	$1,283,766	$1,128,955	$959,021

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans maturing within specific intervals at December 31, 2013, excluding unearned net fees and costs.

Loan Maturity Schedule

	December 31, 2013
	0 – 12 Months	1 – 5 Years	Over 5 Years	Total
All loans other than construction, development, land	$131,474	$403,625	$869,792	$1,404,891
Real estate—land, development and construction	18,864	28,510	21,510	68,884

Total	$150,338	$432,135	$891,302	$1,473,775

Fixed interest rate	$109,242	$361,304	$322,216	$792,762
Variable interest rate	41,096	70,831	569,086	681,013

Total	$150,338	$432,135	$891,302	$1,473,775

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

The third component consists of amounts reserved for purchased credit-impaired loans. On a quarterly basis, we update the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio. The aggregate of these three components results in our total allowance for loan losses.

In the table below we have shown the components, as discussed above, of our allowance for loan losses at December 31, 2013 and 2012.

	Dec 31, 2013			Dec 31, 2012			increase (decrease)
	loan	ALLL		loan	ALLL		loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Non impaired loans	$1,219,796	$17,883	1.47%	$1,091,389	$23,011	2.11%	$128,407	$(5,128)	-64bps
Impaired loans	24,110	1,811	7.51%	48,179	1,022	2.12%	(24,069)	789	539bps

Loans (note 1)	1,243,906	19,694	1.58%	1,139,568	24,033	2.11%	104,338	(4,339)	-53bps
Covered loans (note 2)	230,273	760		296,295	2,649		(66,022)	(1,889)

Total loans	$1,474,179	$20,454	1.39%	$1,435,863	$26,682	1.86%	$38,316	$(6,228)	-47bps

Note1:	Total loans not covered by FDIC loss share agreements.
Note2:	Loans covered by FDIC loss share agreements. Eighty percent of any losses in this portfolio will be reimbursed by the FDIC and recognized as FDIC indemnification income and included in non-interest income within the Company’s Consolidated Statement of Operations and Comprehensive Income. Four loan pools with an aggregate carrying value of $8,005 are impaired as of December 31, 2013, and have a specific allowance of $760. The aggregate carrying value of $8,005 represents approximately 77% of the underlying loan balances outstanding.

The general loan loss allowance (non-impaired loans) decreased by $5,128, or 64 bps to 1.47% of non-impaired loan balance outstanding as of the end of 2013 as compared to 2.11% at the end of 2012. This is a result of changes in historical charge off rates, changes in current environmental factors and changes in the loan portfolio mix.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans not covered by an FDIC loss sharing agreement on a loan by loan basis. We recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. Our impaired loans were written down by $2,772 to $24,110 ($22,299 when the $1,811 specific allowance is considered) at December 31, 2013 from their legal unpaid principal balance outstanding of $26,882 at the same date. As such, in the aggregate, our total impaired loans have been written down to approximately 83% of their legal unpaid principal balance.

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

We believe our allowance for loan losses was adequate at December 31, 2013. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The table below summarizes the changes in allowance for loan losses during the previous five years.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

Activity in Allowance for Loan Losses

	2013	2012	2011	2010	2009
Loans not covered by FDIC loss share agreements:
Balance, beginning of year	$24,033	$27,585	$26,267	$23,289	$13,335
Loans charged-off:
Residential real estate	(3,701)	(3,968)	(9,306)	(4,306)	(3,442)
Commercial real estate	(1,144)	(2,862)	(11,179)	(8,131)	(3,001)
Construction & land development	(310)	(4,646)	(7,717)	(4,994)	(6,457)
Commercial & industrial	(120)	(231)	(1,971)	(774)	(830)
Consumer	(903)	(807)	(1,091)	(523)	(353)

Total loans charged-off	(6,178)	(12,514)	(31,264)	(18,728)	(14,083)
Loans charged-off—loan sales:
Residential real estate	—	—	(3,019)	—	—
Commercial real estate	—	—	(11,153)	(8,361)	—
Construction & land development	—	—	(456)	—	—
Commercial & industrial	—	—	(220)	—	—

Total loans charged-off—loan sales	—	—	(14,848)	(8,361)	—
Recoveries on loans previously charged-off:
Residential real estate	432	378	542	178	16
Commercial real estate	417	871	665	42	6
Construction & land development	193	604	251	167	43
Commercial & industrial	51	22	82	11	29
Consumer	181	157	258	45	47

Total loan recoveries	1,274	2,032	1,798	443	141
Net charge-offs	(4,904)	(10,482)	(44,314)	(26,646)	(13,942)
Provision for loan losses charged to expense	565	6,930	45,632	29,624	23,896

Allowance at end of period for loans not covered by FDIC loss share agreements	$19,694	$24,033	$27,585	$26,267	$23,289

Loans covered by FDIC loss share agreements:
Balance, beginning of year	$2,649	$359	$—	$—	$—
Loans charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	(1,248)	—	—	—	—
Construction & land development	—	—	(293)	—	—
Commercial & industrial	—	—	—	—	—

Total loans charged-off	(1,248)	—	(293)	—	—
Recoveries on loans previously charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction & land development	—	—	293	—	—
Commercial & industrial	—	—	—	—	—

Total loan recoveries	—	—	293	—	—
Net charge-offs	(1,248)	—	—	—	—
Provision for loan losses charged to expense	(641)	2,290	359	—	—

Allowance at end of period for loans covered by FDIC loss share agreements	$760	$2,649	$359	$—	$—

Total allowance at end of period	$20,454	$26,682	$27,944	$26,267	$23,289

	2013	2012	2011	2010	2009
Loans at year end (note 1)	$1,243,906	$1,139,568	$1,119,715	$931,749	$959,021
Average loans outstanding (note 1)	$1,179,796	$1,126,784	$1,035,496	$940,198	$923,080
Net charge-offs (note 1)	$4,904	$10,482	$44,314	$26,646	$13,942
Allowance for loan losses as percentage of year end loans (note 1)	1.58%	2.11%	2.46%	2.82%	2.43%
Net charge-offs as a percentage of average loans outstanding (note 1)	0.42%	0.93%	4.28%	2.83%	1.51%

Note 1:	Excludes loans covered by FDIC loss share agreements.

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

The largest component of non-performing loans is non-accrual loans, which as of December 31, 2013 totaled $27,077 (191 loans), excluding loans covered by FDIC loss share agreements. This amount is further delineated by loan category as follows:

	aggregate	% of
	loan	non-accrual	number
Non-accrual loans at 12/31/13	amounts	by category	of loans
Residential real estate	$10,162	38%	92
Commercial real estate	13,925	51%	40
Land, development, construction	1,099	4%	12
Commercial	1,582	6%	23
Consumer and other	309	1%	24

Total	$27,077	100%	191

The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans which are past due greater than 90 days are placed on non-accrual status, unless they are both well secured and in the process of collection.

At December 31, 2013, total OREO was $25,520. Of this amount, $19,111 was acquired pursuant to the acquisition of five failed financial institutions. The acquired OREO is covered by FDIC loss share agreements. Pursuant to the terms of the loss share agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred, subject to the terms of the agreements. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss share agreements applicable to single family residential mortgage loans provide for FDIC loss share and our reimbursement to the FDIC for recoveries for ten years. The loss share agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements was $6,409 at December 31, 2013, and is included in our non-performing assets (“NPA”). OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in our Consolidated Statement of Operations and Comprehensive Income. The current carrying value represents approximately 49% of the unpaid legal balance of the related loan when the asset was repossessed. OREO is further delineated in the following table.

carrying amount
Description of repossessed real estate (OREO)	at Dec 31, 2013
9 single family homes	$2,777
7 residential building lots	842
6 commercial buildings	832
Land / various acreages	1,958

Total, excluding OREO covered by FDIC loss share agreements	$6,409

At December 31, 2013 we had repossessed assets other than real estate with an aggregate estimated fair value of approximately $150. Interest income not recognized on non-accrual loans was approximately $827, $1,080 and $2,224 for the years ended December 31, 2013, 2012 and 2011, respectively. The table below summarizes non performing loans and assets for the periods provided.

Non Performing Loans and Non Performing Assets

	December 31,
	2013	2012	2011	2010	2009
Non-accrual loans (Note 1)	$27,077	$25,448	$38,858	$62,553	$42,059
Past due loans 90 days or more and still accruing interest (Note 1)	30	293	120	3,200	282

Total non-performing loans (Note 1)	27,107	25,741	38,978	65,753	42,341
Repossessed real estate (“OREO”) (Note 1)	6,409	6,875	8,712	12,239	10,196
Repossessed assets other than real estate (Note 1)	150	770	1,619	532	915

Total non-performing assets (Note 1)	$33,666	$33,386	$49,309	$78,524	$53,452

Total non-performing loans as a percentage of total loans (Note 1)	2.18%	2.26%	3.48%	7.06%	4.42%

Total non-performing assets as a percentage of total assets (Note 1)	1.39%	1.41%	2.16%	3.81%	3.05%

Allowance for loan losses as a percentage of non-performing loans (Note 1)	73%	93%	71%	40%	55%

Note 1:	Excludes loans, OREO and other repossessed assets covered by FDIC loss share agreements.

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

Interest income recognized on impaired loans was approximately $1,223, $1,671 and $1,517 for the years ended December 31, 2013, 2012 and 2011, respectively. The average recorded investment in impaired loans during 2013, 2012 and 2011 were $38,674, $48,515 and $74,502, respectively.

We may restructure or modify the terms of certain loans under certain conditions. In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale. When we have modified the terms of a loan, we usually reduce the monthly payment and/or interest rate for generally twelve to 24 months. At December 31, 2013, we had approximately $15,447 of troubled debt restructures (“TDRs”). Of this amount $10,763 were performing pursuant to their modified terms, and $4,684 were not performing and have been placed on non-accrual status and included in our non performing loans (“NPLs”). TDRs are included in our impaired loans, whether they are performing or not performing. Only non performing TDRs are included in our NPLs. The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure (“TDRs”)

	December 31,
	2013	2012	2011	2010	2009
Performing TDRs	$10,763	$8,841	$6,554	$10,591	$14,517
Non performing TDRs	4,684	5,819	5,807	11,731	11,982

Total TDRs	$15,447	$14,660	$12,361	$22,322	$26,499

Impaired loans that are not TDRs	$8,663	$33,519	$41,307	$64,655	$52,449
Impaired loans that are TDRs	15,447	14,660	12,361	22,322	26,499

Recorded investment in impaired loans	$24,110	$48,179	$53,668	$86,977	$78,948

Allowance for loan losses related to impaired loans	$1,811	$1,022	$3,304	$4,584	$4,612

TDRs as of December 31, 2013 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,221	$1,389	$8,610
Commercial	2,169	3,077	5,246
Construction, development, land	608	47	655

Total real estate loans	9,998	4,513	14,511
Commercial	555	49	604
Consumer and other	210	122	332

Total TDRs	$10,763	$4,684	$15,447

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 70% of our TDRs at December 31, 2013 were current pursuant to their modified terms, and about $4,684, or approximately 30% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

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

	December 31
	2013	2012	2011	2010	2009
past due loans 30-89 days	$10,516	$7,422	$16,257	$18,249	$12,237
as percentage of total loans	0.85%	0.65%	1.45%	1.96%	1.28%

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

	December 31,
	2013		2012		2011
Real estate loans:
Residential	$8,785	37%	$6,831	28%	$6,700	24%
Commercial	6,441	42%	8,272	35%	8,825	32%
Land, development, construction	3,069	5%	6,211	26%	9,098	33%

Total real estate loans	18,295	84%	21,314	89%	24,623	89%
Commercial loans	510	12%	1,745	7%	1,984	7%
Consumer and other loans	889	4%	974	4%	978	4%

Total	$19,694	100%	$24,033	100%	$27,585	100%

	December 31,
	2010		2009
Real estate loans:
Residential	$7,704	27%	$5,827	26%
Commercial	8,587	44%	9,378	46%
Land, development, construction	6,893	12%	4,882	12%

Total real estate loans	23,184	83%	20,087	84%
Commercial loans	2,182	11%	2,023	10%
Consumer and other loans	896	6%	1,169	6%
Unallocated	5		10

Total	$26,267	100%	$23,289	100%

Bank Premises and Equipment

Bank premises and equipment was $96,619 at December 31, 2013 compared to $97,954 at December 31, 2012, a decrease of $1,335 or 1.4%. This amount is the result of purchases, net of dispositions, and construction in process of $4,541 less $5,876 of depreciation expense. Bank properties were transferred to held-for-sale in 2012 at $2,987, the net realizable value, resulting in an impairment expense in 2012 of $614.

At December 31, 2013, we operated from 55 banking locations in 18 counties within Florida, primarily Central and Northeast Florida. At that time we leased 10 of the 55 banking locations and own 45. Following our January 17, 2014 acquisition of Gulfstream we added four additional banking locations of which 2 are owned and 2 are leased. In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes. We also lease office space in Birmingham, Alabama and in Atlanta, Georgia. Both are used by our correspondent banking division.

Deposits

Total deposits increased $58,999, or 3%, to $2,056,231 as of December 31, 2013, compared to $1,997,232 at December 31, 2012. Our strategy has been to attract and grow relationships in our core deposit accounts, which we define as non time deposits, and not aggressively seek deposits based on pricing. The results are that time deposits have decreased during 2013 by $90,429 and as of December 31, 2013 represent 18.7% of our total deposits compared to 23.8% as of the prior year end. During the same time period, our core deposits have increased by $149,428 and as of December 31, 2013 represent 81.3% of our total deposits compared to 76.2% as of the prior year end. The number of core deposit accounts at December 31, 2013 was 109,369 compared to 106,621 at December 31, 2012, an increase of 2,748, or 2.6%. The tables below summarize selected deposit information for the periods indicated.

	December 31,
	2013		2012		2011
Non time deposits	$1,671,356	81.3%	$1,521,928	76.2%	$1,312,871	68.4%
Time deposits	384,875	18.7%	475,304	23.8%	606,918	31.6%

Total deposits	$2,056,231	100%	$1,997,232	100%	$1,919,789	100%

Average deposit balance by type and average interest rates

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non interest bearing demand deposits	$584,523	—%	$506,927	—%	$393,056	—%
NOW accounts	457,856	0.08%	410,384	0.11%	313,178	0.21%
Money market accounts	312,151	0.15%	331,449	0.22%	263,089	0.34%
Savings accounts	238,496	0.06%	239,147	0.11%	208,254	0.27%
Time deposits	417,354	1.01%	574,775	1.06%	623,421	1.50%

Total	$2,010,380	0.26%	$2,062,682	0.37%	$1,800,998	0.64%

Maturity of time deposits of $100,000 or more

	December 31,
	2013	2012	2011
Three months or less	$29,092	$56,587	$121,960
Three through six months	34,617	38,295	38,513
Six through twelve months	54,265	44,722	67,263
Over twelve months	85,266	106,102	115,656

Total	$203,240	$245,706	$343,392

Repurchase Agreements

We enter into borrowing arrangements with retail business customers by agreements to repurchase (“repurchase agreements”) under which we pledge investment securities owned and under our control as collateral against the one-day borrowing arrangement. These arrangements are not transactions with investment bankers or brokerage firms, but rather, with several of our larger commercial customers who periodically have excess cash balances and do not want to keep those balances in non-interest bearing checking accounts. We offer an arrangement through a repurchase agreement whereby balances are transferred from a checking account into a repurchase agreement arrangement on which we will pay a daily adjustable interest rate of the federal fund rate minus an amount that traditionally ranged between 0.35% and 0.75%, but currently is much smaller due to the low interest rate environment during 2013.

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2013, 2012 and 2011, was approximately $21,693, $21,388 and $15,949, respectively. Interest expense for the same periods was approximately $78, $86 and $84, respectively, resulting in an average rate paid of 0.36%, 0.40% and 0.53% for the years ended December 31, 2013, 2012, and 2011, respectively. The following table summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2013	$24,483	$21,693	0.36%	$20,457	0.40%
2012	$24,989	$21,388	0.40%	$18,792	0.40%
2011	$18,652	$15,949	0.53%	$14,652	0.47%

Other borrowed funds

From time to time we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank advances or Federal Funds Purchased. Included in Federal Funds Purchased are overnight deposits from correspondent banks. We began accepting correspondent bank deposits (classified as Federal Funds Purchased) in September 2008 pursuant to the initiation of our new correspondent banking division. At December 31, 2013 we had $29,909 overnight Federal Funds Purchased correspondent bank deposits. During the year, these deposits had a daily average balance of approximately $37,941. These accounts are included with other Federal Funds Purchased and Federal Home Loan Bank advances in the table below, which summarizes our other borrowings for the periods presented. For additional information refer to Notes 12 and 13 in our Notes to Consolidated Financial Statements.

Schedule of short-term borrowing (1)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2013	$53,274	$37,941	0.06%	$29,909	0.05%
2012	$82,473	$53,803	0.05%	$38,932	0.05%
2011	$98,211	$75,952	0.23%	$54,624	0.05%

(1)	Consist of Federal Home Loan Bank advances and Federal Funds Purchased

Corporate debentures

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points). The rate is subject to change quarterly. The rate in effect during the quarter ended December 31, 2013 was 3.30%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2013 was 2.96%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI by merger, including VBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2003, Federal Trust Corporation (“FTC”) formed Federal Trust Statutory I (“FTC Trust”) for the purpose of issuing trust preferred securities. On September 17, 2003, FTC issued a floating rate corporate debenture in the amount of $5,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 295 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2013 was 3.19%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the FTC Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required. On November 1, 2011, the Company acquired certain assets and assumed certain liabilities of FTC by merger, including FTC’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In January 2005, Gulfstream Bancshares, Inc. (“GBI”) formed Gulfstream Bancshares Capital Trust I (“GBI Trust I”) for the purpose of issuing trust preferred securities. On January 18, 2005, GBI issued a floating rate corporate debenture in the amount of $7,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 190 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2013 was 2.15%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust I, at their respective option, subject to prior approval by the Federal Reserve, if then required. On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above. The Company will treat the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In March 2007, Gulfstream Bancshares, Inc. (“GBI”) formed Gulfstream Bancshares Capital Trust II (“GBI Trust I”) for the purpose of issuing trust preferred securities. On March 6, 2007, GBI issued a floating rate corporate debenture in the amount of $3,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 170 basis points). The rate is subject to change quarterly. The rate in effect during the quarter that included December 31, 2013 was 1.95%. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust II, at their respective option, subject to prior approval by the Federal Reserve, if then required. On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above. The Company will treat the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At December 31, 2013, approximately 46% of total gross loans were adjustable rate. Approximately 91% of our investment securities ($416,881 fair value) are invested in U.S. Government Agency mortgage backed securities. Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month. The duration (average life of expected cash flows) of our securities at December 31, 2013 was approximately 4.5 years. Deposit liabilities, at that date, consisted of approximately $483,842 (24%) in NOW accounts, $542,599 (26%) in money market accounts and savings, $384,875 (19%) in time deposits and $644,915 (31%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments. In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods.

RATE SENSITIVITY ANALYSIS

December 31, 2013

	0-1Yr	1-2Yrs	2-3Yrs	3-4Yrs	4-5Yrs	5Yrs+	Total
Interest earning assets
Fixed rate loans (1)	$109,242	$69,139	$77,583	$104,696	$109,886	$322,216	$792,762
Variable rate loans (1)	448,248	55,194	43,017	40,106	44,312	50,136	681,013
Investment securities (2)	3,538	636	1,769	1,452	3,221	453,770	464,386
Federal funds sold and other (3)	153,308	—	—	—	—	—	153,308
Other earning assets (4)	8,189	—	—	—	—	—	8,189

Total interest earning assets	$722,525	$124,969	$122,369	$146,254	$157,419	$826,122	$2,099,658

Interest bearing liabilities
NOW accounts	$483,842	$—	$—	$—	$—	$—	$483,842
Money market accounts	309,657	—	—	—	—	—	309,657
Savings accounts	232,942	—	—	—	—	—	232,942
Time deposits (5)	236,511	107,073	20,422	9,209	11,660	—	384,875
Repurchase agreements (6)	20,457	—	—	—	—	—	20,457
Federal funds purchased	29,909	—	—	—	—	—	29,909
Corporate debentures	17,500	—	—	—	—	—	17,500

Total interest bearing liabilities	$1,330,818	$107,073	$20,422	$9,209	$11,660	$0	$1,479,182

Interest sensitivity gap	(608,293)	17,896	101,947	137,045	145,759	826,122
Cumulative gap	(608,293)	(590,397)	(488,450)	(351,405)	(205,646)	620,476
Cumulative gap RSA/RSL (7)	0.54	0.59	0.67	0.76	0.86	1.42

(1)	Loans are shown at gross values and do not include $404 of net deferred origination fees and costs. Estimated fair value of fixed loans and variable rate loans combined at December 31, 2013 is approximately $1,456,295.
(2)	Securities are shown at amortized cost. Includes $424,654 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate. Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis. Estimated fair value of securities at December 31, 2013 is approximately $457,086.
(3)	Includes Federal Funds sold and interest bearing deposits at the Federal Reserve Bank.
(4)	Includes Federal Home Loan Bank stock and Federal Reserve Bank Stock.
(5)	Time deposits are shown at carrying value. Estimated fair value at December 31, 2013 is approximately $389,115.
(6)	Includes securities sold under agreements to repurchase. These are short-term borrowings, generally overnight, from our retail business customers.
(7)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time. It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections. However, in addition to static gap analysis, our Bank also uses simulation models to estimate the sensitivity of its net interest income to changes in interest rates. Simulation is a better technique than gap analysis because variables are changed for the various rate conditions. Each category’s interest change is calculated as rates ramp up and down. In addition, the repayment speeds and repricing speeds are changed. Rate Shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span in 100bps increments up and down from the current interest rates. In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and a margin risk profile is developed. The result of these calculations, as of December 31, 2013 looking four quarters into the future, for our combined Bank, is summarized in the table below.

change in interest rates	-300 bps	-200 bps	-100 bps	0 bps	+100 bps	+200 bps	+300 bps
resulting effect on net interest income (a)	-9.19%	-6.90%	-3.36%	current	+1.31%	+2.06%	+2.07%

(a)	The percentage change in each of these boxes represents a percentage change from the net interest income (dollars) that the model projected for the next four quarters. To put this in perspective, as an example, our net interest income for 2013 was $94,493. Assuming a 100bps decrease in rates, our model is suggesting that our net interest income would decrease by 3.36%, or approximately $3,013. Likewise, assuming a 100bps increase in rates, our model is suggesting that our net interest income would increase by 1.31%, or approximately $1,176. It is important to reiterate again, that these models are built on a multitude of assumptions and predictions. This is not an exact science. The benefit that we see is measuring our overall interest rate risk profile. Although we are by no means suggesting the exactness of the numbers above, what we see as a take away is that in general, it appears that if market interest rates increase, it would suggest a benefit to our net interest income. If market interest rates decrease, it would suggest a negative effect on our net interest income. We believe that our interest rate risk is manageable and under control as of December 31, 2013.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis. That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates. Another way of analyzing our interest rate risk profile is looking at history. The table below measures the correlation between our NIM and market interest rates over a 13 year period starting at the beginning of 2000 and ending on December 31, 2013. We used the Prime lending rate as a surrogate for market interest rates. This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time, as well as other significant environmental changes that may occur, such as the recent banking crisis. However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive. That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased. In the following table, the Prime rate is measured by the vertical bars, and their scale is on the left hand side of the graph. Each bar represents a month. Our NIM is represented by the line graph and its scale is on the right hand side of the graph. The line graph is connecting a series of dots, which represents our NIM for a given quarter.

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

	December 31, 2013
			Due	Due
			over one	over three
		Due in	year and	years and	Due
		one year	less than	less than	over five
	Total	or less	three years	five years	Years
Contractual commitments:
Deposit maturities	$2,056,231	$1,907,867	$127,495	$20,869	$—
Securities sold under agreements to repurchase	20,457	20,457	—	—	—
Corporate debenture	16,996	—	—	—	16,996
Federal funds purchased	29,909	29,909	—	—	—
Deferred compensation	19,431	6,480	1,414	572	11,099
Operating lease obligations	6,444	1,586	1,672	1,455	1,731

Total	$2,149,468	$1,966,299	$130,581	$22,896	$29,826

Primary Sources and Uses of Funds

Our primary sources and uses of funds during the year ended December 31, 2013 are summarized in the table below.

Sale of securities	$71,055
Mortgage backed securities pay-downs	101,333
Calls and maturities of securities	9,565
Cash received from FDIC loss share agreements	42,004
Proceeds from the sale of OREO	28,585
Net cash from operations	14,259
Increase in deposits	59,450
Net increase repurchase agreements	1,665
Proceeds from sale of bank property held for sale	931
Proceeds from sale of equipment and property	136

Total sources of funds	$328,983

Net decrease in cash and cash equivalents	$38,141
Increase in loans, net	39,813
Purchases of securities	236,137
Net decrease in federal funds purchased	9,023
Purchase equipment	4,665
Cash dividends paid on common stock	1,204

Total uses of funds	$328,983

Capital Resources

Total stockholders’ equity at December 31, 2013 was $273,379, or 11.3% of total assets compared to $273,531, or 11.6% of total assets at December 31, 2012. The $152 decrease was the result of the following items: net income of $12,243, plus stock based compensation expense of $592, less net change in unrealized losses in securities available for sale equal to $11,783 and $1,204 of dividends paid on common shares outstanding.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. Our subsidiary Bank’s objective is to maintain its current status as a “well-capitalized institution” as that term is defined by its regulators.

Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 capital to average assets of 4% (“leverage ratio”). Adherence to these guidelines has not had an adverse impact on our Company. In addition, our bank has an agreement with its primary regulator to maintain a Tier 1 leverage ratio (Tier 1 Capital divided by average assets) of at least 8%.

Selected consolidated capital ratios at December 31, 2013, and 2012 were as follows:

	Actual		For capital adequacy purposes		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2013:
Total capital: (to risk weighted assets):	$262,701	17.9%	$117,450	8.0%	$145,251
Tier 1 capital: (to risk weighted assets):	$244,323	16.6%	$58,725	4.0%	$185,598
Tier 1 capital: (to average assets):	$244,323	10.4%	$94,182	4.0%	$150,141
As of December 31, 2012:
Total capital: (to risk weighted assets):	$249,016	17.9%	$111,360	8.0%	$137,656
Tier 1 capital: (to risk weighted assets):	$231,501	16.6%	$55,680	4.0%	$175,821
Tier 1 capital: (to average assets):	$231,501	9.9%	$93,432	4.0%	$138,069

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

Accounting Pronouncements

Refer to Note 1(ai) in our Notes to Consolidated Financial Statements for a discussion on the effects of new accounting pronouncements.

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

The financial statements of our Company as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are set forth in this Form 10-K beginning at page 74.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. As of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

(b)	Management’s report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations in 1992, also referred to as the Treadway Commission. Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents. The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The information contained under the sections captioned “Directors” and “Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Nominating Committee,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2014, to be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity

for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	–	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-95087, dated January 20, 2000 (the “Initial Registration Statement”)

3.2	–	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated April 25, 2006)

3.3	–	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009)

3.4	–	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K dated March 4, 2010)

3.5	–	Bylaws (Incorporated by reference to Exhibit 3.2 to the Initial Registration Statement)

3.6	–	Amendment to Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K dated March 7, 2008.)

3.7	–	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 24, 2008.)

3.8	–	Articles of Amendment to the Articles of Incorporation increasing the number of authorized common shares from 40,000,000 to 100,000,000 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009.)

4.1	–	Specimen Stock Certificate of CenterState Banks, Inc. (Incorporated by reference to Exhibit 4.2 to the Initial Registration Statement)

10.1	–	CenterState Banks, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Initial Registration Statement)*

10.3	–	Form of CenterState Banks, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*

10.4	–	CenterState Banks, Inc. 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*

10.5	–	Executive Deferred Compensation Agreement between the Company and Ernest S. Pinner, its Chairman of the Board, Chief Executive Officer and President (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008.)*

10.6	–	Supplemental Executive Retirement Agreements (“SERP”) between the Company and John C. Corbett and James J. Antal (Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K dated July 14, 2010.)*

10.7	–	Employment Agreements between the Company and John C. Corbett and James J. Antal (Incorporated by reference to Exhibits 10.4 and 10.5 to the Company’s Form 8-K dated July 14, 2010.)*

10.8	–	Supplemental Executive Retirement Agreement (“SERP”) between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s subsidiary bank, CenterState Bank of Florida, N.A. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K dated March 16, 2011.)*

10.9	–	Employment Agreement between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s subsidiary bank, CenterState Bank of Florida, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 16, 2011.)*

10.10	–	Employment Agreement between the Company and Ernest S. Pinner, its President, Chief Executive Officer and Chairman of the Board of Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 14, 2011.)*

10.11	–	CenterState Banks, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 12, 2013)

14.1	–	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	–	List of Subsidiaries of CenterState Banks, Inc.

23.1	–	Consent of Crowe Horwath LLP

31.1	–	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	–	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	–	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	–	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks, Inc.

Davenport, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years ending December 31, 2013, 2012 and 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A. of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years ending December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida

March 5, 2014

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands of dollars, except per share data)

	2013	2012
Assets
Cash and due from banks	$21,581	$19,160
Federal funds sold and Federal Reserve Bank deposits	153,308	117,588

Cash and cash equivalents	174,889	136,748
Trading securities, at fair value	—	5,048
Investment securities available for sale, at fair value	457,086	425,758
Loans held for sale, at lower of cost or fair value	1,010	2,709
Loans covered by FDIC loss share agreements	230,273	296,295
Loans, excluding those covered by FDIC loss share agreements	1,243,906	1,139,568
Allowance for loan losses	(20,454)	(26,682)

Net loans	1,453,725	1,409,181
Accrued interest receivable	6,337	6,100
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,189	9,749
Bank premises and equipment, net	96,619	97,954
Deferred income tax asset, net	5,296	—
Goodwill	44,924	44,924
Core deposit intangible	4,958	5,944
Trust intangible	1,158	1,363
Bank owned life insurance	49,285	47,957
Other repossessed real estate owned covered by FDIC loss share agreements	19,111	26,783
Other repossessed real estate owned	6,409	6,875
FDIC indemnification asset	73,433	119,289
Prepaid expenses and other assets	13,138	16,858

Total assets	$2,415,567	$2,363,240

Liabilities and Stockholders’ Equity
Deposits:
Interest bearing	$1,411,316	$1,477,722
Noninterest bearing	644,915	519,510

Total deposits	2,056,231	1,997,232
Securities sold under agreement to repurchase	20,457	18,792
Federal funds purchased	29,909	38,932
Corporate debentures	16,996	16,970
Accrued interest payable	333	579
Deferred income tax liability, net	—	1,892
Accounts payable and accrued expenses	18,262	15,312

Total liabilities	2,142,188	2,089,709

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; 30,112,475 and 30,079,767 shares issued and outstanding at December 31, 2013 and 2012, respectively	301	301
Additional paid-in capital	229,544	228,952
Retained earnings	48,018	36,979
Accumulated other comprehensive (loss) income	(4,484)	7,299

Total stockholders’ equity	273,379	273,531

Total liabilities and stockholders’ equity	$2,415,567	$2,363,240

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2013, 2012 and 2011

(in thousands of dollars, except per share data)

	2013	2012	2011
Interest income:
Loans	$88,274	$81,592	$65,893
Investment securities available for sale:
Taxable	9,889	11,297	14,296
Tax-exempt	1,430	1,423	1,422
Federal funds sold and other	785	638	632

	100,378	94,950	82,243

Interest expense:
Deposits	5,184	7,529	11,499
Securities sold under agreement to repurchase	78	86	84
Corporate debentures	602	637	448
Federal funds purchased	21	30	49
Federal Home Loan Bank advances and other borrowings	—	199	127

	5,885	8,481	12,207

Net interest income	94,493	86,469	70,036
Provision for loan losses	(76)	9,220	45,991

Net interest income after provision for loan losses	94,569	77,249	24,045

Non interest income:
Income from correspondent banking and bond sales division	17,023	32,806	24,889
Other correspondent banking related revenue	3,387	2,901	2,177
Service charges on deposit accounts	8,457	6,598	6,316
Debit, prepaid, ATM and merchant card related fees	5,420	4,623	3,194
Wealth management related revenue	4,551	3,760	1,801
FDIC indemnification income	5,542	6,017	1,132
FDIC indemnification asset amortization	(13,807)	(3,096)	(503)
Bank owned life insurance income	1,328	1,436	967
Other	985	1,340	1,515
Net gain on sale of securities available for sale	1,060	2,423	3,464
Bargain purchase gain	—	453	57,020

Total non interest income	33,946	59,261	101,972

80	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2013, 2012 and 2011

(in thousands of dollars, except per share data)

	2013	2012	2011
Non interest expense:
Salaries, wages and employee benefits	$60,369	$69,938	$58,245
Occupancy expense	7,702	8,697	8,271
Depreciation of premises and equipment	5,876	5,678	4,207
Marketing expenses	2,517	2,564	2,791
Data processing expense	3,784	3,988	4,680
Legal, audit and other professional fees	3,754	2,527	2,729
Supplies, stationary and printing	1,121	1,124	1,285
Core deposit intangible (CDI) amortization	986	1,155	804
Bank regulatory expenses	2,369	2,429	2,621
ATM and debit card related expenses	1,788	1,207	1,631
Postage and delivery	1,084	1,148	930
Loss on sale of other repossessed real estate (“OREO”)	3,122	1,185	545
Valuation write down of other repossessed real estate (“OREO”)	6,012	4,258	6,751
Loss on repossessed assets other than real estate	401	123	377
Foreclosure related expenses	3,191	5,640	5,023
Merger and acquisition related expenses	722	2,714	7,696
Other expenses	5,964	7,605	6,103

Total other expenses	110,762	121,980	114,689

Income before provision for income taxes	17,753	14,530	11,328
Provision for income taxes	5,510	4,625	3,419

Net income	$12,243	$9,905	$7,909

Other comprehensive income, net of tax:
Unrealized securities holding (loss) gain on available for sale securities, net of income taxes	(11,132)	3,097	4,958
Less: reclassified adjustments for gain included in net income, net of income taxes at December 31, 2013, 2012, and 2011 of $409, $912, and $1,303, respectively. Amounts are included in net gain on sale of securities available for sale in total non interest income. Provision for income taxes associated with the reclassification adjustment for the years ended December 31, 2013, 2012, and 2011 was $409, $912, and $1,303, respectively.	651	1,511	2,161

Net unrealized gain (loss) on available for sale securities, net of income taxes	(11,783)	1,586	2,797

Total comprehensive income	$460	$11,491	$10,706

Earnings per share:
Basic	$0.41	$0.33	$0.26

Diluted	$0.41	$0.33	$0.26

Common shares used in the calculation of earnings per share:
Basic	30,102,777	30,073,959	30,034,573

Diluted	30,220,127	30,141,863	30,039,187

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2013 2012, and 2011

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	Common	Common	paid-in	Retained	comprehensive	stockholders’
	Shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2011	30,004,761	$300	$227,464	$21,569	$2,916	$252,249
Comprehensive income:
Net Income				7,909		7,909
Unrealized holding gain on available for sale securities, net of deferred income taxes of $1,688					2,797	2,797

Total comprehensive income						10,706
Dividends paid - common ($0.04 per share)				(1,201)		(1,201)
Stock options exercised, including tax benefit	14,903	1	95			96
Stock based compensation expense			398			398
Stock grants issued	35,835		385			385

Balances at December 31, 2011	30,055,499	$301	$228,342	$28,277	$5,713	$262,633
Comprehensive income:
Net Income				9,905		9,905
Unrealized holding gain on available for sale securities, net of deferred income taxes of $957					1,586	1,586

Total comprehensive income						11,491
Dividends paid - common ($0.04 per share)				(1,203)		(1,203)
Stock based compensation expense			363			363
Stock grants issued	24,268		247			247

Balances at December 31, 2012	30,079,767	$301	$228,952	$36,979	$7,299	$273,531
Comprehensive income:
Net Income				12,243		12,243
Unrealized holding loss on available for sale securities, net of deferred income taxes of $7,220					(11,783)	(11,783)

Total comprehensive income						460
Dividends paid - common ($0.04 per share)				(1,204)		(1,204)
Stock options exercised, including tax benefit	1,714					—
Stock based compensation expense			292			292
Stock grants issued	30,994		300			300

Balances at December 31, 2013	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(in thousands of dollars)

	2013	2012	2011
Cash flows from operating activities:
Net income	$12,243	$9,905	$7,909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(76)	9,220	45,991
Depreciation of premises and equipment	5,876	5,678	4,207
Accretion of purchase accounting adjustments	(32,571)	(25,211)	(12,849)
Net amortization/accretion of investment securities	6,473	8,562	7,284
Net deferred loan origination fees	(862)	(181)	(90)
Loss on sale of other real estate owned	3,122	1,185	545
Valuation write down of other repossessed real estate (“OREO”)	6,012	4,258	6,751
Loss on sale of repossessed assets other than real estate	331	(10)	234
Valuation write down on repossessed assets other than real estate	70	133	143
Loss on sale or disposal of fixed assets	(12)	(233)	(17)
Deferred income taxes	32	4,386	3,300
Net gain on sale of securities	(1,060)	(2,423)	(3,464)
Trading securities revenue	(255)	(690)	(485)
Purchases of trading securities	(198,186)	(367,105)	(249,430)
Proceeds from sale of trading securities	203,489	362,747	252,140
Gain on sale of loans held for sale	(333)	(270)	(143)
Loans originated and held for sale	(20,824)	(18,931)	(12,309)
Proceeds from sale of loans held for sale	22,856	20,233	9,384
Impairment of bank property held for sale	—	614	—
Stock based compensation expense	609	631	705
Bank owned life insurance income	(1,328)	(1,436)	(967)
Bargain purchase gain	—	(453)	(57,020)
Cash provided by (used in) changes in:
Net change in accrued interest receivable, prepaid expenses, and other assets	5,966	(1,721)	(871)
Net change in interest payable, accounts payable and accrued expenses	2,687	(851)	(2,805)

Net cash from operating activities	14,259	8,037	(1,857)

Cash flows from investing activities:
Purchases of investment securities available for sale	(31,132)	(26,157)	(93,618)
Purchases of mortgage backed securities available for sale	(205,005)	(178,332)	(369,874)
Purchases of FHLB and FRB stock	—	(1,986)	—
Proceeds from callable investment securities available for sale	9,400	76,245	91,970
Proceeds from maturities of investment securities available for sale	165	312	1,081
Proceeds from pay-downs of mortgage backed securities available for sale	101,333	126,381	107,532
Proceeds from sales of investment securities available for sale	31,804	22,758	30,765
Proceeds from sales of mortgage backed securities available for sale	37,691	146,051	142,572
Proceeds from sales of FHLB and FRB stock	1,560	4,835	3,561
Purchase of bank owned life insurance	—	(10,000)	—
(Increase) decrease in loans, net of repayments	(39,813)	51,482	50,595
Proceeds from the sale of loans in wholesale market	—	—	18,251
Cash received from FDIC loss sharing agreements	42,004	21,787	11,620
Purchases of premises and equipment, net	(4,665)	(9,425)	(9,341)
Proceeds from the sale of premises and equipment, net	136	1,154	506
Proceeds from sale of bank property held for sale	931	505	—
Proceeds from sale of other real estate owned	28,585	22,900	18,766
Net cash from bank acquisitions	—	81,061	77,577

Net cash from investing activities	(27,006)	329,571	81,963

83	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012, and 2011

(in thousands of dollars)

	2013	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	59,450	(339,200)	(77,413)
Net increase in securities sold under agreement to repurchase	1,665	4,140	863
Net decrease in federal funds purchased	(9,023)	(15,692)	(13,871)
Net decrease in other borrowed funds	—	—	(15,000)
Stock options exercised, including tax benefit	—	—	96
Dividends paid	(1,204)	(1,203)	(1,201)

Net cash from financing activities	50,888	(351,955)	(106,526)

Net change in cash and cash equivalents	38,141	(14,347)	(26,420)
Cash and cash equivalents, at beginning of year	136,748	151,095	177,515

Cash and cash equivalents, at end of year	$174,889	$136,748	$151,095

Transfer of loans to other real estate owned	$29,581	$26,155	$20,900

Cash paid during the year for:
Interest	$6,607	$10,319	$14,090

Income taxes	$3,473	$10	$235

See accompanying notes to the consolidated financial statements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

At December 31, 2013, the Company, through its subsidiary banks, operates through 55 full service banking locations in eighteen counties throughout Central Florida, providing traditional deposit and lending products and services to its commercial and retail customers. The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans. Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

The Company, through its CenterState Bank of Florida, N.A. subsidiary, also operates a correspondent banking and bond sales division. The division is integrated with and part of the subsidiary bank located in Winter Haven, Florida, although the majority of the bond salesmen, traders and support personnel are physically located in leased facilities in Birmingham, Alabama and Atlanta, Georgia. The primary revenue generating activity of this division is commissions earned on fixed income security sales. Other revenue generating activities include correspondent bank deposits (i.e. federal funds purchased), fees earned on correspondent bank checking accounts, fees earned from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities.

R4ALL, Inc. is a non bank subsidiary incorporated during the third quarter of 2009. The primary purpose of this subsidiary is to purchase, hold, and dispose of troubled assets acquired from the Company’s subsidiary bank.

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

85	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

Securities are evaluated for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

86	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

87	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written down to the lower of cost or collateral value less estimated selling costs. Impairment losses are included in the allowance for loan losses. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

88	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

89	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

Prior to March 31, 2013, management evaluated its loan portfolio through six portfolio segments. The six segments were residential real estate, commercial real estate, land/ land development/construction, commercial, consumer/other and loans acquired through the acquisition of Federal Trust Bank (“FTB”) on November 1, 2011. Management evaluated the purchased loans from FTB as a separate segment because the loans were selected performing loans as of the November 1, 2011 purchase date and because management had the option to put back any loan that became 30 days past due or adversely classified for a one year period which expired on November 1, 2012. Management evaluated this sixth loan portfolio segment during the first quarter of 2013 and concluded the loans no longer needed to be analyzed as a separate loan portfolio segment when estimating the allowance for loan losses. The difference between evaluating the loans as a separate portfolio segment versus including the loans in the Company’s historical classifications was not material.

With the Company no longer evaluating loans acquired from FTB as a separate portfolio segment, the Company segregates and evaluates its loan portfolio through the remaining five portfolio segments: residential real estate, commercial real estate, land/ land development/construction, commercial and consumer/other.

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

90	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

(n)	Other repossessed real estate owned

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

(q)	Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock

The Company’s subsidiary bank is a member of the FHLB and FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

(r)	Bank owned life insurance (BOLI)

The Company, through its subsidiary bank, has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

91	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisitions of the three failed banks acquired in 2010 and the two in 2012. At acquisition, the FDIC Indemnification Asset represented the discounted value of the FDIC’s reimbursed portion of the estimated losses the Company expects to realize on the loans and other real estate (“Covered Assets”) acquired as a result of the acquisitions. The range of discount rates used on the FDIC Indemnification Asset was 1.21% to 4.53%. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Indemnification Asset. On a quarterly basis, the Company will evaluate the FDIC Indemnification Asset to determine if the estimated losses on Covered Assets support the amount recorded as the FDIC Indemnification Asset. Income accretion is recognized during the loss share period. If the expectation of future losses decline, the income accretion is reduced prospectively over the lesser of the term of the loss share agreement and the estimated remaining life of the Covered Asset.

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

92	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

93	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to

94	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company does not expect the impact of this amendment on the consolidated financial statements to be material.

In July 2013, the FASB amended existing guidance related to the inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes These amendments permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. These amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

(2)	Trading Securities

During the third quarter of 2009, the Company initiated a trading securities portfolio at its lead subsidiary bank. Realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income. Securities purchased for this portfolio have primarily been municipal securities. A list of the activity in this portfolio for 2013 and 2012 is summarized below.

	2013	2012
Beginning balance	$5,048	$—
Purchases	198,186	367,105
Proceeds from sales	(203,489)	(362,747)
Net realized gain on sales	255	715
Mark to market adjustment	—	(25)

Ending balance	$—	$5,048

(3)	Investment Securities Available for Sale

All of the mortgage backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs. The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and government sponsored enterprises	$4	$—	$—	$4
Mortgage backed securities	424,654	4,623	12,396	416,881
Municipal securities	39,728	921	448	40,201

Total	$464,386	$5,544	$12,844	$457,086

95	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and government sponsored enterprises	$7,465	$81	$—	$7,546
Mortgage backed securities	364,014	9,247	71	373,190
Municipal securities	42,570	2,504	52	45,022

Total	$414,049	$11,832	$123	$425,758

Sales of available for sale securities were as follows:

	2013	2012	2011
Proceeds	$69,495	$168,809	$173,337
Gross gains	$1,060	$2,706	$3,595
Gross losses	$—	$283	$131

The tax provisions related to these net realized gains were $409, $912 and $1,303, respectively.

The fair value and amortized cost of available for sale securities at year end 2013 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
	Value	Cost
Investment securities available for sale
Due in one year or less	$—	$—
Due after one year through five years	1,922	1,799
Due after five years through ten years	12,491	12,290
Due after ten years through thirty years	25,792	25,643
Mortgage backed securities	416,881	424,654

	$457,086	$464,386

Securities pledged at December 31, 2013 and 2012 had a carrying amount (estimated fair value) of $108,528 and $108,737, respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

	December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed securities	239,641	10,221	18,793	2,175	258,434	12,396
Municipal securities	7,603	333	1,010	115	8,613	448

Total temporarily impaired securities	$247,244	$10,554	$19,803	$2,290	$267,047	$12,844

96	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair	Unrealized		Unrealized	Fair	Unrealized
	Value	Losses	Fair Value	Losses	Value	Losses
Obligations of U.S. government agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed securities	30,840	71	—	—	30,840	71
Municipal securities	2,180	52	—	—	2,180	52

Total temporarily impaired securities	$33,020	$123	$—	$—	$33,020	$123

Mortgage-backed securities: At December 31, 2013, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

97	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

(4)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2013 and 2012 are:

	December 31,
	2013	2012
Loans not covered by FDIC loss share agreements:
Real estate:
Residential	$458,331	$428,554
Commercial	528,710	480,494
Land, development, construction	62,503	55,474

Total real estate	1,049,544	964,522
Commercial	143,263	124,225
Consumer and other loans	50,695	51,279

	1,243,502	1,140,026
Deferred loan origination fees, net of costs	404	(458)
Allowance for loan losses for non covered loans	(19,694)	(24,033)

Net loans not covered by FDIC loss share agreements	1,224,212	1,115,535
Loans covered by FDIC loss share agreements:
Real estate:
Residential	120,030	142,480
Commercial	100,012	134,413
Land, development, construction	6,381	13,259

Total real estate	226,423	290,152
Commercial	3,850	6,143

	230,273	296,295
Allowance for loan losses for covered loans	(760)	(2,649)

Net loans covered by FDIC loss share agreements	229,513	293,646

Total net loans	$1,453,725	$1,409,181

98	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

Changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012 and 2011, are below. The FTB loan segment is not presented separately due to immateriality. The segment is included in the residential real estate segment in the 2012 disclosures presented below and is no longer a separate segment in 2013.

	Real Estate Loans
	Residential	Commercial	Land,develop, construction	Comm. & Industrial	Consumer & Other	Total
Loans not covered by FDIC loss share agreements:
Twelve months ended December 31, 2013
Beginning of the period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Charge-offs	(3,701)	(1,144)	(310)	(120)	(903)	(6,178)
Recoveries	432	417	193	51	181	1,274
Provisions	5,223	(1,104)	(3,025)	(1,166)	637	565

Balance at December 31, 2013	$8,785	$6,441	$3,069	$510	$889	$19,694

Twelve months ended December 31, 2012
Beginning of the period	$6,700	$8,825	$9,098	$1,984	$978	$27,585
Charge-offs	(3,968)	(2,862)	(4,646)	(231)	(807)	(12,514)
Recoveries	378	871	604	22	157	2,032
Provisions	3,721	1,438	1,155	(30)	646	6,930

Balance at December 31, 2012	$6,831	$8,272	$6,211	$1,745	$974	$24,033

Twelve months ended December 31, 2011
Beginning of the period	$7,704	$8,587	$6,893	$2,182	$901	$26,267
Charge-offs	(9,306)	(11,179)	(7,717)	(1,971)	(1,091)	(31,264)
Charge-offs – loan sales	(3,019)	(11,153)	(456)	(220)	—	(14,848)
Recoveries	542	665	251	82	258	1,798
Provisions	10,779	21,905	10,127	1,911	910	45,632

Balance at December 31, 2011	$6,700	$8,825	$9,098	$1,984	$978	$27,585

Loans covered by FDIC loss share agreements:
Twelve months ended December 31, 2013
Beginning of the period	$—	$2,335	$—	$314	$—	$2,649
Charge-offs	—	(1,248)	—	—	—	(1,248)
Recoveries	—	—	—	—	—	—
Provisions	—	(949)	89	219	—	(641)

Balance at December 31, 2013	$—	$138	$89	$533	$—	$760

Twelve months ended December 31, 2012
Beginning of the period	$82	$223	$40	$14	$—	$359
Charge-offs	—	—	—	—	—	0
Recoveries	—	—	—	—	—	0
Provisions	(82)	2,112	(40)	300	—	2,290

Balance at December 31, 2012	$—	$2,335	$—	$314	$—	$2,649

Twelve months ended December 31, 2011
Beginning of the period	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(293)	—	—	(293)
Recoveries	—	—	293	—	—	293
Provisions	82	223	40	14	—	359

Balance at December 31, 2011	$82	$223	$40	$14	$—	$359

99	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012. Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of December 31, 2013	Residential	Commercial	Land, develop, constr	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$395	$1,377	$16	$2	$21	$1,811
Collectively evaluated for impairment	8,390	5,064	3,053	508	868	17,883
Acquired with deteriorated credit quality	—	138	89	533	—	760

Total ending allowance balance	$8,785	$6,579	$3,158	$1,043	$889	$20,454

Loans:
Individually evaluated for impairment	8,610	$12,564	$1,307	$1,297	$332	$24,110
Collectively evaluated for impairment	449,721	516,146	61,196	141,966	49,215	1,218,244
Acquired with deteriorated credit quality	120,030	100,012	6,381	3,850	1,148	231,421

Total ending loans balance	$578,361	$628,722	$68,884	$147,113	$50,695	$1,473,775

	Real Estate Loans
As of December 31, 2012	Residential	Commercial	Land, develop, constr	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$610	$277	$107	$1	$27	$1,022
Collectively evaluated for impairment	6,221	7,995	6,104	1,744	947	23,011
Acquired with deteriorated credit quality	—	2,335	—	314	—	2,649

Total ending allowance balance	$6,831	$10,607	$6,211	$2,059	$974	$26,682

Loans:
Individually evaluated for impairment	9,936	32,860	1,520	3,470	393	48,179
Collectively evaluated for impairment	418,618	447,634	53,954	120,755	48,154	1,089,115
Acquired with deteriorated credit quality	142,480	134,413	13,259	6,143	2,732	299,027

Total ending loans balance:	$571,034	$614,907	$68,733	$130,368	$51,279	$1,436,321

100	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The following is a summary of information regarding impaired loans at December 31, 2013 and 2012:

Individually impaired loans were as follows:	December 31,
	2013	2012
Impaired loans with no allocated allowance for loan losses	$14,656	$37,435
Impaired loans with allocated allowance for loan losses	9,454	10,744

Total impaired loans	$24,110	$48,179

Amount of the allowance for loan losses allocated to impaired loans	$1,811	$1,022

Performing Trouble Debt Restructurings (TDRs)	$10,763	8,841
Nonperforming TDRs, included in nonperforming loans	4,684	5,819

Total TDRs (TDRs are required to be included in impaired loans)	$15,447	$14,660
Impaired loans that are not TDRs	8,663	33,519

Total impaired loans	$24,110	$48,179

Troubled Debt Restructurings:

In certain circumstances it may be beneficial to modify or restructure the terms of a loan (i.e. troubled debt restructure or “TDR”) and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When the Company modifies the terms of a loan, it usually either reduces the monthly payment and/or interest rate for generally twelve to twenty-four months. The Company has not forgiven any material principal amounts on any loan modifications to date. The Company has $15,447 of TDRs. Of this amount $10,763 are performing pursuant to their modified terms, and $4,684 are not performing and have been placed on non-accrual status and included in our nonperforming loans (“NPLs”).

	December 31,
Troubled debt restructured loans (“TDRs”):	2013	2012
Performing TDRs	$10,763	$8,841
Non performing TDRs	4,684	5,819

Total TDRs	$15,447	$14,660

TDRs as of December 31, 2013 and 2012 quantified by loan type classified separately as accrual (performing loans) and non-accrual (nonperforming loans) are presented in the table below.

As of December 31, 2013	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,221	$1,389	$8,610
Commercial	2,169	3,077	5,246
Land, development, construction	608	47	655

Total real estate loans	9,998	4,513	14,511
Commercial	555	49	604
Consumer and other	210	122	332

Total TDRs	$10,763	$4,684	$15,447

101	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

As of December 31, 2012	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$6,446	$1,778	$8,224
Commercial	1,589	3,701	5,290
Land, development, construction	202	231	433

Total real estate loans	8,237	5,710	13,947
Commercial	315	5	320
Consumer and other	289	104	393

Total TDRs	$8,841	$5,819	$14,660

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $890 and $1,163 and partial charge offs of $449 and $854 on the TDR loans described above during the periods ending December 31, 2013 and 2012, respectively.

Loans are modified to minimize loan losses when management believes the modification will improve the borrower’s financial condition and ability to repay the loan. The Company typically does not forgive principal. The Company generally either reduces interest rates or decreases monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. The Company may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and management tries to accommodate the borrower and minimize the Company’s potential losses. Approximately 70% of the Company’s TDRs are current pursuant to their modified terms, and $4,684, or approximately 30% of the Company’s total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2013 and 2012.

	Year ending		Year ending
	December 31, 2013		December 31, 2012
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	3	$553	10	$758
Commercial real estate	6	2,244	4	2,567
Land, development, construction	—	—	4	156
Commercial	2	34	—	0
Consumer and other	1	17	1	45

Total	12	$2,848	19	$3,526

The Company recorded $574 and $815 in provision for loan loss expense and $197 and $657 in partial charge offs on TDR loans that subsequently defaulted as described above during the years ending December 31, 2013 and 2012, respectively.

The Company has allocated $703 and $851 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and 2012. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

102	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 and 2012 excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements, which are evaluated on a pool basis. The recorded investment is less than the unpaid principal balance primarily due to partial charge-offs.

As of December 31, 2013	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,052	$4,803	$—
Commercial real estate	9,330	7,439	—
Land, development, construction	1,377	1,168	—
Commercial	1,330	1,241	—
Consumer, other	5	5	—
With an allowance recorded:
Residential real estate	3,942	3,807	395
Commercial real estate	5,257	5,125	1,377
Land, development, construction	147	139	16
Commercial	102	56	2
Consumer, other	340	327	21

Total	$26,882	$24,110	$1,811

As of December 31, 2012	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$1,712	$1,712	$—
Commercial real estate	33,789	31,171	—
Land, development, construction	2,042	1,087	—
Commercial	3,556	3,465	—
Consumer, other	—	—	—
With an allowance recorded:
Residential real estate	8,624	8,224	610
Commercial real estate	1,742	1,689	277
Land, development, construction	664	433	107
Commercial	5	5	1
Consumer, other	395	393	27

Total	$52,529	$48,179	$1,022

103	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

December 31, 2013	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,968	$290	$—
Commercial	26,060	870	—
Land, development, construction	1,405	17	—

Total real estate loans	36,433	1,177	—
Commercial loans	1,878	35	—
Consumer and other loans	363	11	—

Total	$38,674	$1,223	$—

December 31, 2012	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$10,136	$306	$—
Commercial	29,877	1,215	—
Land, development, construction	3,888	23	—

Total real estate loans	43,901	1,544	—
Commercial loans	4,175	110	—
Consumer and other loans	439	17	—

Total	$48,515	$1,671	$—

December 31, 2011	Average of impaired loans during the period	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$13,035	$261	$—
Commercial	40,403	855	—
Land, development, construction	14,348	118	—

Total real estate loans	67,786	1,234	—
Commercial loans	6,144	262	—
Consumer and other loans	572	21	—

Total	$74,502	$1,517	$—

104	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012 excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

As of December 31, 2013	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$10,162	$—
Commercial real estate	13,925	—
Land, development, construction	1,099	—
Commercial	1,582	—
Consumer, other	309	30

Total	$27,077	$30

As of December 31, 2012	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,993	$—
Commercial real estate	11,459	—
Land, development, construction	2,032	—
Commercial	1,650	—
Consumer, other	314	293

Total	$25,448	$293

The following tables present the aging of the recorded investment in past due loans as of December 31, 2013 and 2012, excluding loans acquired from the FDIC with evidence of credit deterioration and covered by FDIC loss share agreements:

		Accruing Loans
As of December 31, 2013	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$458,331	$2,801	$1,942	$—	$4,743	$443,426	$10,162
Commercial Real Estate	528,710	2,420	1,941	—	4,361	510,424	13,925
Land/Dev/Construction	62,503	136	241	—	377	61,027	1,099
Commercial	143,263	491	1	—	492	141,189	1,582
Consumer	50,695	303	240	30	573	49,813	309

Total	$1,243,502	$6,151	$4,365	$30	$10,546	$1,205,879	$27,077

		Accruing Loans
As of December 31, 2012	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential Real Estate	$428,554	$1,632	$677	$—	$2,309	$416,252	$9,993
Commercial Real Estate	480,494	1,663	1,147	—	2,810	466,225	11,459
Land/Dev/Construction	55,474	115	624	—	739	52,703	2,032
Commercial	124,225	203	416	—	619	121,956	1,650
Consumer	51,279	456	489	293	1,238	49,727	314

Total	$1,140,026	$4,069	$3,353	$293	$7,715	$1,106,863	$25,448

105	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, is as follows:

	As of December 31, 2013
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$428,671	$6,438	$23,222	$—
Commercial Real Estate	448,762	46,427	33,521	—
Land/Dev/Construction	50,164	9,566	2,773	—
Commercial	134,901	4,490	3,872	—
Consumer	49,530	562	603	—

	$1,112,028	$67,483	$63,991	$—

	As of December 31, 2012
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential Real Estate	$400,244	$4,797	$23,513	$—
Commercial Real Estate	394,238	44,933	41,323	—
Land/Dev/Construction	39,650	11,994	3,830	—
Commercial	114,067	3,978	6,180	—
Consumer	49,894	613	772	—

	$998,093	$66,315	$75,618	$—

106	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding loans with evidence of deterioration of credit quality purchased from the FDIC and covered by FDIC loss share agreements, based on payment activity as of December 31, 2013 and 2012:

As of December 31, 2013	Residential	Consumer
Performing	$448,169	$50,356
Nonperforming	10,162	339

Total	$458,331	$50,695

As of December 31, 2012	Residential	Consumer
Performing	$418,561	$50,672
Nonperforming	9,993	607

Total	$428,554	$51,279

Purchased Loans:

Income recognized on loans purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2013 and 2012. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	December 31,
	2013	2012	2011
Contractually required principal and interest	$389,537	$534,989	$291,531
Non-accretable difference	(55,304)	(142,855)	(51,536)

Cash flows expected to be collected	334,233	392,134	239,995
Accretable yield	(102,812)	(93,107)	(74,552)

Carrying value of acquired loans	$231,421	$299,027	$165,443
Allowance for loan losses	(760)	(2,649)	(385)

Carrying value less allowance for loan losses	$230,661	$296,378	$165,058

$(641), $2,290 and $385 of the allowance for loan losses was recognized in the loan loss provision during 2013, 2012 and 2011, respectively. There were reversals in the loan loss allowance of $0, $0 and $293 for recoveries in 2013, 2012 and 2011, respectively. The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current year. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified approximately $41,454 from non-accretable difference to accretable yield during the twelve month period ending December 31, 2013 to reflect the adjusted estimates of future expected cash flows.

107	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The Company recognized approximately $32,725 of accretion income during the twelve month period ending December 31, 2013. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the period ending December 31, 2013.

	Balance at	income	all other	Balance at
	December 31, 2012	accretion	adjustments	December 31, 2013
Contractually required principal and interest	$534,989	$—	$(145,452)	$389,537
Non-accretable difference	(142,855)	—	87,551	(55,304)

Cash flows expected to be collected	392,134	—	(57,901)	334,233
Accretable yield	(93,107)	32,725	(42,430)	(102,812)

Carry value of acquired loans	$299,027	$32,725	$(100,331)	$231,421

(5)	FDIC indemnification asset

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

	2013	2012
Beginning of the year	$119,289	$50,642
Effect of acquisition	—	85,088
Discount accretion/(amortization)	(13,807)	(3,096)
Indemnification revenue	6,055	4,185
Indemnification of foreclosure expense	4,413	2,425
Proceeds from FDIC	(42,004)	(21,787)
Impairment of loan pool	(513)	1,832

End of the year	$73,433	$119,289

Impairment of loan pools

Loan pools covered by FDIC loss share agreements had a net reversal of impairments of $641 which was a reduction in expense included in our loan loss provision expense. The 80% FDIC reimbursable amount of this reversal of impairments ($513) was included as a reduction in the Company’s non interest income and as a decrease in the Company’s FDIC indemnification asset.

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

108	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

Indemnification of foreclosure expense

Indemnification of foreclosure expense represents approximately 80% of the foreclosure related expenses incurred and reimbursable from the FDIC. Foreclosure expense is included in non interest expense. The amount of the reimbursable portion of the expense reduces foreclosure expense included in non interest expense.

(6)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure. Activity in the valuation allowance was as follows:

	2013	2012	2011
Beginning of year	$5,407	$4,680	$2,650
Valuation write down of repossessed real estate	6,012	4,258	6,751
Sales and/or dispositions	(5,532)	(3,531)	(4,721)

End of year	$5,887	$5,407	$4,680

Expenses related to foreclosed real estate include:

	2013	2012	2011
Loss on sale of repossessed real estate	$3,122	$1,185	$545
Valuation write down of repossessed real estate	6,012	4,258	6,751
Operating expenses, net of rental income	3,191	4,008	4,268

Total	$12,325	$9,451	$11,564

(7)	Fair value

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to December 31, 2013 but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities

109	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

which had not traded as of December 31, 2012, the fair value was determined by broker price indications of similar or same securities (Level 2 inputs). Securities purchases for this portfolio are municipal securities.

The mortgage backed securities held by the Company were issued by U. S. government sponsored entities and agencies. Assets and liabilities measured at fair value on a recurring basis are summarized below.

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2).

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2013
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	4	—	4	—
Mortgage backed securities	416,881	—	416,881	—
Municipal securities	40,201	—	40,201	—
Interest rate swap derivatives	2,603	—	2,603	—
Liabilities:
Interest rate swap derivatives	2,496	—	2,496	—
at December 31, 2012
Assets:
Trading securities	$5,048	—	$5,048	—
Available for sale securities
U.S. government sponsored entities and agencies	7,546	—	7,546	—
Mortgage backed securities	373,190	—	373,190	—
Municipal securities	45,022	—	45,022	—
Interest rate swap derivatives	1,131	—	1,131	—
Liabilities:
Interest rate swap derivatives	2,014	—	2,014	—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

110	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at December 31, 2013
Assets:
Impaired loans
Residential real estate	$3,191	—	—	$3,191
Commercial real estate	7,515	—	—	7,515
Land, land development and construction	290	—	—	290
Commercial	731	—	—	731
Consumer	157	—	—	157
Other real estate owned
Residential real estate	$27	—	—	$27
Commercial real estate	3,837	—	—	3,837
Land, land development and construction	3,949	—	—	3,949
Bank owned real estate held for sale	1,582	—	—	1,582
at December 31, 2012
Assets:
Impaired loans
Residential real estate	$837	—	—	$837
Commercial real estate	8,379	—	—	8,379
Land, land development and construction	1,103	—	—	1,103
Commercial	905	—	—	905
Consumer	84	—	—	84
Other real estate owned
Residential real estate	$582	—	—	$582
Commercial real estate	5,933	—	—	5,933
Land, land development and construction	4,445	—	—	4,445
Bank owned real estate held for sale	2,482	—	—	2,482

Impaired loans with specific valuation allowances had a recorded investment of $13,528 with a valuation allowance of $1,644 at December 31, 2013, and a recorded investment of $11,678, with a valuation allowance of $370, at December 31, 2012. The Company recorded a provision for loan loss expense of $1,895 and $2,501 on these loans during the years ending 2013 and 2012, respectively.

Other real estate owned had a decline in fair value of $6,012 and $4,258 during the twelve month periods ending December 31, 2013 and 2012, respectively. Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Bank owned real estate held for sale represents three branch office buildings which the Company has closed and transferred customer accounts to the nearest existing branch. The real estate was transferred out of the Bank Premises and Equipment category into bank owned property held for sale and included in Prepaid Expenses and Other Assets category in the Company’s Consolidated Balance Sheet during 2012. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. Total impairment charge recognized during the year ending December 31, 2012 was $614, and was included in Other Expenses in the Company’s Consolidated Statements of Earnings and Comprehensive Income. During the current year, one of the properties was sold. The net proceeds from the sale was $931 resulting in a gain on the sale of $31, which

111	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

Loans, net: At December 31, 2013, the fair value of fixed rate loans is based on discounted cash flows applied to the estimated life of the loans and is classified as Level 3. For variable rate loans that reprice frequently, the carrying amount is the estimated fair value resulting in a Level 3 classification. At December 31, 2012, the fair value of loans was estimated by a third party specialist in connection with the Company’s goodwill impairment analysis resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Accrued Interest Payable: The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

112	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at December 31, 2013	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$174,889	$174,889	$—	$—	$174,889
Investment securities available for sale	457,086	—	457,086	—	457,086
FHLB and FRB stock	8,189	—	—	—	n/a
Loans held for sale	1,010	—	1,010	—	1,010
Loans, less allowance for loan losses of $20,454	1,453,725	—	—	1,456,295	1,456,295
FDIC indemnification asset	73,433	—	—	—	n/a
Interest rate swap derivatives	2,603	—	2,603	—	2,603
Accrued interest receivable	6,337	—	—	6,337	6,337
Financial liabilities:
Deposits- without stated maturities	$1,671,356	$1,671,356	$—	$—	$1,671,356
Deposits- with stated maturities	384,875	—	389,115	—	389,115
Securities sold under agreement to repurchase	20,457	—	20,457	—	20,457
Federal funds purchased (correspondent bank deposits)	29,909	—	29,909	—	29,909
Corporate debentures	16,996	—	—	11,091	11,091
Interest rate swap derivatives	2,496	—	2,496	—	2,496
Accrued interest payable	333	—	333	—	333

		Fair value measurements
at December 31, 2012	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$136,748	$136,748	$—	$—	$136,748
Trading securities	5,048	—	5,048	—	5,048
Investment securities available for sale	425,758	—	425,758	—	425,758
FHLB and FRB stock	9,749	—	—	—	n/a
Loans held for sale	2,709	—	2,709	—	2,709
Loans, less allowance for loan losses of $26,682	1,409,181	—	—	1,324,630	1,324,630
FDIC indemnification asset	119,289	—	—	—	n/a
Interest rate swap derivatives	1,131	—	1,131	—	1,131
Accrued interest receivable	6,100	—	—	6,100	6,100
Financial liabilities:
Deposits- without stated maturities	$1,521,928	$1,521,928	$—	$—	$1,521,928
Deposits- with stated maturities	475,304	—	483,220	—	483,220
Securities sold under agreement to repurchase	18,792	—	18,792	—	18,792
Federal funds purchased (correspondent bank deposits)	38,932	—	38,932	—	38,932
Corporate debentures	16,970	—	—	8,477	8,477
Interest rate swap derivatives	2,014	—	2,014	—	2,014
Accrued interest payable	579	—	579	—	579

113	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

(8)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Land	$32,591	$32,642
Land improvements	864	823
Buildings	56,651	55,065
Leasehold improvements	2,450	2,867
Furniture, fixtures and equipment	26,749	26,278
Construction in progress	5,828	5,832

	125,133	123,507
Less: Accumulated depreciation	28,514	25,553

	$96,619	$97,954

The Company leases land and certain facilities under noncancellable operating leases. The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2014	$1,586
2015	926
2016	746
2017	739
2018	716
Thereafter	1,731

$6,444

Rent expense, net of rental income, for the years ended December 31, 2013, 2012 and 2011, was $1,099, $1,455 and $1,212, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Operations. Rental income for the years ended December 31, 2013, 2012, and 2011, was $540, $507, and $487, respectively, and is included in occupancy expense.

(9)	Goodwill and Intangible Assets

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment. The change in balance for goodwill during the years 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Beginning of year	$44,924	$38,035	$38,035
Acquired goodwill	—	6,889	—
Impairment	—	—	—

End of year	$44,924	$44,924	$38,035

The Company performed a step 1 annual impairment analysis of the goodwill recorded at the commercial and retail banking (“Bank”) reporting unit as of November 30, 2013. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The carrying amount of the reporting unit did not exceed its fair value resulting in no impairment.

114	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

Acquired intangible assets consists of core deposit intangibles (“CDI”) and Trust intangible (“Trust”) which are intangible assets arising from either whole bank or branch acquisitions. They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits in the case of CDI and an accelerated method in the case of the Trust intangible. The change in balance for CDI and the Trust during the years 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Beginning of year	$7,307	$5,203	$3,921
Acquired CDI	—	1,896	2,086
Acquired Trust	—	1,580	—
Amortization expense	(1,191)	(1,372)	(804)
Impairment expense	—	—	—

End of year	$6,116	$7,307	$5,203

Acquired intangible assets were as follows for years ended December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$11,607	$6,649	$11,607	$5,663
Trust intangible	1,580	422	1,580	217

Total acquired intangibles	$13,187	$7,071	$13,187	$5,880

Estimated amortization expense for each of the next five years:

2014	$1,061
2015	977
2016	950
2017	754
2018	700

115	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

(10)	Deposits

A detail of deposits at December 31, 2013 and 2012 is as follows:

	December 31,
		Weighted		Weighted
		Average		Average
		Interest		Interest
	2013	Rate	2012	Rate
Non-interest bearing deposits	$644,915	—%	$519,510	—%
Interest bearing deposits:
Interest bearing demand deposits	483,842	0.1%	452,961	0.1%
Savings deposits	232,942	0.1%	238,216	0.1%
Money market accounts	309,657	0.2%	311,241	0.1%
Time deposits less than $100,000	181,635	0.8%	229,598	1.3%
Time deposits of $100,000 or greater	203,240	1.2%	245,706	1.5%

	$2,056,231	0.2%	$1,997,232	0.4%

The following table presents the amount of certificate accounts at December 31, 2013, maturing during the periods reflected below:

Year	Amount
2014	$236,511
2015	107,073
2016	20,422
2017	9,209
2018	11,660
Thereafter	—

Total	$384,875

(11)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary bank enters into borrowing arrangements with their retail business customers by agreements to repurchase (“repurchase agreements”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2013 and 2012, the Company had $20,457 and $18,792 in repurchase agreements. Repurchase agreements are secured by U.S. treasury securities and obligations of U.S. government agencies and government sponsored enterprises with fair values of $37,845 and $41,142 at December 31, 2013 and 2012, respectively.

Information concerning repurchase agreements is summarized as follows:

	2013	2012	2011
Average daily balance during the year	$21,693	$21,388	$15,949
Average interest rate during the year	0.36%	0.40%	0.53%
Maximum month-end balance during the year	$24,483	$24,989	$18,652
Weighted average interest rate at year end	0.40%	0.40%	0.47%

116	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

(12)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks. Information concerning these deposits is summarized as follows:

	2013	2012	2011
Average daily balance during the year	$37,958	$53,803	$70,940
Average interest rate during the period	0.05%	0.05%	0.07%
Maximum month-end balance during the year	$53,274	$82,473	$92,111
Weighted average interest rate at year end	0.05%	0.05%	0.05%

(13)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits listed in note 12 above. The Company had no advances from the Federal Home Loan Bank during the periods ending December 31, 2013 and 2012.

Advances are collateralized by residential and commercial loans under a blanket lien arrangement and based on this collateral, and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $137,022 at year end 2013.

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

117	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

In September 2003, Federal Trust Corporation (“FTC”) formed Federal Trust Statutory I (“FTC Trust”) for the purpose of issuing trust preferred securities. On September 17, 2003, FTC issued a floating rate corporate debenture in the amount of $5,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. In November 2011, the Company acquired certain assets and assumed certain liabilities of FTC from The Hartford Financial Services Group, Inc. (“Hartford”) pursuant to an acquisition agreement, including FTC’s corporate debenture and related trust preferred security issued through FTC’s finance subsidiary FTC Trust. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 295 basis points). The corporate debenture and the trust preferred security each have 30-year lives maturing in 2033. The trust preferred security and the corporate debenture are callable by the Company or the FTC Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $155 and is included in other assets.

(16)	Income Taxes

Allocation of federal and state income tax expense (benefit) between current and deferred portions for the years ended December 31, 2013, 2012 and 2011, is as follows:

	Current	Deferred	Total
December 31, 2013:
Federal	$4,423	$27	$4,450
State	1,055	5	1,060

	$5,478	$32	$5,510

December 31, 2012:
Federal	$(32)	$3,761	$3,729
State	271	625	896

	$239	$4,386	$4,625

December 31, 2011:
Federal	$(169)	$2,818	$2,649
State	288	482	770

	$119	$3,300	$3,419

118	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented below:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$7,890	$9,975
Deferred loan fees, net	—	172
Stock based compensation	469	440
Deferred compensation	2,598	1,705
Impairment expenses	403	459
Net operating loss carryforward	—	8,968
Other real estate owned expenses	3,074	2,678
Nonaccrual interest	560	629
Unrealized loss on investment securities available for sale	2,816	—
Other	1,007	883

Total deferred tax assets	18,817	25,909

Deferred tax liabilities:
Premises and equipment, due to differences in depreciation methods and useful lives	(4,096)	(4,840)
Deferred loan costs, net	(156)	—
Fair value adjustments	(8,937)	(18,233)
Like kind exchange	(300)	(293)
Unrealized gain on investment securities available for sale	—	(4,404)
Accretion of discounts on investments	(32)	(31)

Total deferred tax liabilities	(13,521)	(27,801)

Net deferred tax (liability) asset	$5,296	$(1,892)

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia, Alabama, Colorado, North Carolina, and Tennessee. The Company is no longer subject to examination by taxing authorities for the years before 2010. The Company was not subject to any material interest or penalties on its income tax liabilities for the years 2011, 2012 and 2013.

119	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

A reconciliation between the actual tax expense and the “expected” tax (benefit) expense, computed by applying the U.S. federal corporate rate of 35 percent (34 percent for 2012 and 2011) is as follows:

	December 31,
	2013	2012	2011
“Expected” tax (benefit) expense	$6,214	$4,940	$3,851
Tax exempt interest, net	(907)	(925)	(856)
Bank owned life insurance	(391)	(412)	(329)
State income taxes, net of federal income tax benefits	689	591	508
Stock based compensation	100	104	111
Other, net	(195)	327	134

	$5,510	$4,625	$3,419

(17)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2013 and 2012 were as follows:

	2013	2012
Beginning balance	$3,957	$22,941
New loans	2,354	2,382
Effect of changes in composition of related parties	—	(18,870)
Repayments	(3,050)	(2,496)

Ending balance	$3,261	$3,957

At December 31, 2013 and 2012 principal officers, directors, and their affiliates had $2,057 and $1,257, respectively, of available lines of credit.

Deposits from principal officers, directors, and their affiliates at year-end 2013 and 2012 were approximately $12,694 and $15,018, respectively.

(18)	Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013 and 2012, the most recent notifications from the Office of Comptroller of the Currency (“OCC”) and the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be

120	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The Company’s subsidiary bank has an agreement with its primary regulator, OCC, to maintain a Tier 1 leverage ratio of at least 8%.

A summary of actual, required, and capital levels necessary for capital adequacy purposes for the Company as of December 31, 2013 and 2012, are presented in the table below. There is no threshold for “well-capitalized” status for bank holding companies.

	Actual		For capital adequacy purposes		To be well capitalized under Prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:
Total capital (to risk weighted assets)	$262,701	17.9%	$117,450	>8%	n/a	n/a
Tier 1 capital (to risk weighted assets)	244,323	16.6%	58,725	>4%	n/a	n/a
Tier 1 capital (to average assets)	244,323	10.4%	94,182	>4%	n/a	n/a
December 31, 2012:
Total capital (to risk weighted assets)	$249,016	17.9%	$111,360	>8%	n/a	n/a
Tier 1 capital (to risk weighted assets)	231,501	16.6%	55,680	>4%	n/a	n/a
Tier 1 capital (to average assets)	231,501	9.9%	93,432	>4%	n/a	n/a

A summary of actual, required, and capital levels necessary for capital adequacy purposes in the case of the Company’s subsidiary bank as of December 31, 2013 and 2012, are presented in the table below.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	$213,744	14.6%	$117,021	>8%	$146,277	>10%
Tier 1 capital (to risk weighted assets)	195,434	13.4%	58,511	>4%	87,766	>6%
Tier 1 capital (to average assets)	195,434	8.3%	93,955	>4%	117,444	>5%

			For capital		To be well capitalized under prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
CenterState Bank of Florida, N.A.
Total capital (to risk weighted assets)	$230,590	16.6%	$110,824	>8%	$138,530	>10%
Tier 1 capital (to risk weighted assets)	213,161	15.4%	55,412	>4%	83,118	>6%
Tier 1 capital (to average assets)	213,161	9.2%	92,632	>4%	115,789	>5%

121	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

(19)	Dividends

The Company declared and paid cash dividends on its common stock of $1,204, $1,203 and $1,201 during the years ended December 31, 2013, 2012 and 2011, respectively. Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency. In November 2013, the Company received a $34,000 dividend from its subsidiary bank. At December 31, 2013, there was no additional capacity available to pay additional dividends from the subsidiary bank to the Company, without prior approval of the Bank’s regulatory agency,

(20)	Stock-Based Compensation

On April 25, 2013, the Company’s shareholders approved the CenterState Banks, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan replaces the 2007 Plan discussed below. The 2013 Plan authorizes the issuance of up to 1,600,000 shares through the 2023 expiration of the plan. Of this amount 1,525,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 75,000 shares are allocated to directors. The Company’s Board of Directors approved freezing the Company’s current 2007 Equity Incentive Plan whereby no additional future grants and/or awards will be award pursuant to that plan effective with the shareholder approval of the 2013 Plan. During 2013, the Company granted employee incentive stock options for 3,000 shares, with an average exercise price of $10.22 per share, pursuant to this plan. Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. These options vest over a nine year period. In addition to incentive stock options, the Company also awarded 59,000 shares of restricted stock with an average fair value of $10.24 per share at the date of grant. These restricted stock awards vest ratably over periods ranging from four to ten years. At December 31, 2013, there were a total of 1,535,549 shares available for future grants pursuant to this Plan.

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”) and approved an amendment to the 2007 Plan on April 28, 2009. The 2007 Plan, as amended, replaces the 1999 Plan discussed below. The 2007 Plan, as amended, authorizes the issuance of up to 1,350,000 shares of the Company stock. Of this amount, 1,200,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 150,000 shares are allocated to directors. During 2013, the Company did not grant any employee incentive stock options pursuant to the 2007 Plan. The Company awarded 500 shares of restricted stock with a fair value of $8.48 per share at the date of grant. These restricted stock awards vest ratably over a four year period. No future stock awards will be granted from this Plan.

In 1999, the Company authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). Options were granted at fair market value of the underlying stock at date of grant. Each option expires ten years from the date of grant. Options became 25% vested immediately as of the grant date and continued to vest at a rate of 25% on each anniversary date thereafter until fully vested. There were no stock options granted pursuant to the 1999 Plan subsequent to December 31, 2006. The 2007 Plan, discussed above, replaced the 1999 Plan. At December 31, 2013 there were 262,000 stock options outstanding which were granted pursuant to the 1999 Plan, all of which were currently exercisable. No future stock options will be granted from this Plan.

In addition to the 1999 Plan, the Company assumed and converted the stock option plans of its subsidiary banks consistent with the terms and conditions of their respective merger agreements. These options are all vested and exercisable. At December 31, 2013, they represented exercisable options for 58,716 shares of the Company’s common stock.

122	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The Company’s stock-based compensation consists primarily of stock options and commencing in 2009 also includes restricted stock grants (“RSA”). During the twelve month period ended December 31, 2013, 2012 and 2011, the Company recognized total stock-based compensation expense as listed in the table below.

	2013	2012	2011
Stock option expense	$292	$363	$398
RSA expense	317	268	307

Total stock-based compensation expense	$609	$631	$705

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options. The Company receives a tax benefit when a non qualified stock option is exercised. The total income tax benefit related to the exercise of non qualified stock options was approximately $0, $0 and $0 during the twelve month periods ending December 31, 2013, 2012 and 2011, respectively. The Company provided an income tax benefit in its tax provision for RSA expenses of approximately $122, $101 and $115 during the twelve month periods ending December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $1,010 and will be recognized over the next nine years. The weighted average period over which this expense is expected to be recognized is approximately 2.7 years.

As of December 31, 2013, the total remaining unrecognized compensation cost related to non-vested restricted grants, net of estimated forfeitures, was approximately $2,086 and will be recognized over the next nine years. The weighted average period over which this expense is expected to be recognized is approximately 3.5 years.

The Company granted stock options for 3,000, 57,500 and 4,000 shares of common stock during the twelve month periods ending December 31, 2013, 2012 and 2011, respectively.

The estimated fair value of options granted during these periods were calculated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions as of the grant date are as follows:

	2013	2012	2011
Expected option life	7.7 years	7.7 years	7.7 years
Risk-free interest rate	1.91%	1.08%	1.60%
Expected volatility	44.5%	44.3%	42.8%
Dividend yield	0.39%	0.62%	0.69%

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

123	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The weighted-average estimated fair value of stock options granted during the twelve month periods ended December 31, 2013, 2012 and 2011 was $4.91 per share, $3.09 per share and $2.46 per share respectively.

The table below present’s information related to stock option activity for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Total intrinsic value of stock options exercised	$2	$—	$13
Cash received from stock options exercised	—	—	38
Gross income tax benefit from the exercise of stock options	—	—	—

A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of period	1,158,646	$13.64	1,128,304	$14.03	1,265,054	$13.59
Options granted	3,000	$10.22	57,500	$6.87	4,000	$5.78
Options exercised	(1,714)	$8.90	—	—	(14,903)	$6.41
Options forfeited	(86,216)	$11.22	(27,158)	$15.33	(125,847)	$10.26

Options outstanding, end of period	1,073,716	$13.83	1,158,646	$13.64	1,128,304	$14.03

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding, December 31, 2013	1,073,716	$13.83	3.7 years	$268
Options fully vested and expected to vest, December 31, 2013	1,003,477	$13.95	3.7 years	$250
Options exercisable, December 31, 2013	701,156	$14.68	2.9 years	$39

A summary of restricted stock awards (“RSAs”) activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of RSAs	Weighted- Average Grant date Stock price	Number of RSAs	Weighted- Average Grant date Stock price	Number of RSAs	Weighted- Average Grant date Stock price
RSAs outstanding, beginning of period	209,384	$9.62	179,152	$10.53	197,210	$11.01
RSAs granted	59,500	$10.22	54,500	$6.87	18,500	$5.78
RSAs vested	(28,543)	$9.66	(24,268)	$10.19	(35,835)	$10.75
RSAs forfeited	—	—	—	—	(723)	$10.36

RSAs outstanding, end of period	240,341	$9.76	209,384	$9.62	179,152	$10.53

(21)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under it is 401(k) defined contribution retirement plan. Employees are eligible to participate in the plan after completing six months of continuous employment. The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors. In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors. For the years ended December 31, 2013, 2012 and 2011, the Company’s contributions to the plan were $1,219, $1,144 and $983, respectively, which are included in salary and benefits on the Consolidated Statements of Operations.

124	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

In 2008, the Company entered into a salary continuation agreement with its chief executive officer. Five additional Company executive officers entered into salary continuation agreements during 2010. In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition. The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants. The Company expensed $569, $501 and $532 for the accrual of future salary continuation benefits in 2013, 2012 and 2011, respectively. Other liabilities included salary continuation benefits payable of $3,143, $2,597 and $2,096 at December 31, 2013, 2012 and 2011, respectively.

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition. The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities. The Rabbi Trust asset and the related deferred compensation payable at December 31, 2013, 2012, and 2011 were $1,355, $1,158 and $1,034, respectively. Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable. Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable. There is no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

(22)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks, Inc. (parent company only) follow:

Condensed Balance Sheet
December 31, 2013 and 2012
	2013	2012
Assets:
Cash and due from banks	$966	$270
Inter-company receivable from bank subsidiary	45,703	2,000
Investment in wholly-owned bank subsidiary	241,990	272,691
Investment in other wholly-owned subsidiary	2,322	13,945
Prepaid expenses and other assets	3,995	5,838

Total assets	$294,976	$294,744

Liabilities:
Accounts payable and accrued expenses	$4,601	$4,243
Corporate debenture	16,996	16,970

Total liabilities	21,597	21,213
Stockholders’ Equity:
Common stock	301	301
Additional paid-in capital	229,544	228,952
Retained earnings	48,018	36,979
Accumulated other comprehensive income	(4,484)	7,299

Total stockholders’ equity	273,379	273,531

Total liabilities and stockholders’ equity	$294,976	$294,744

125	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

Condensed Statements of Operations Years ended December 31, 2013, 2012 and 2011
	2013	2012	2011
Dividend income	$45,725	$12,282	$18,789
Other income	—	5	559
Interest expense	(602)	(835)	(448)
Operating expenses	(3,538)	(3,142)	(3,480)

Income before equity in net earnings of subsidiaries	41,585	8,310	15,420
Equity in undistributed (losses) income in subsidiaries	(31,040)	147	(8,660)

Net income before income tax benefit	10,545	8,457	6,760
Income tax benefit	(1,697)	(1,448)	(1,149)

Net income	$12,243	$9,905	$7,909

Condensed Statements of Cash Flows Years ended December 31, 2013, 2012 and 2011
	2013	2012	2011
Cash flows from operating activities:
Net income	$12,243	$9,905	$7,909
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(14,686)	(12,429)	(10,129)
Increase in payables and accrued expenses	371	893	466
Decrease (increase) in other assets Stock based compensation expense	1,843 107	(1,164 142)	(837 203)

Net cash flows used in operating activities	(122)	(2,653)	(2,388)

Cash flows from investing activities:
Inter-company receivables from subsidiary banks	(43,703)	17,000	(3,550)
Net cash from bank acquisition	—	—	5,020
Cash payments to VSB shareholders	—	—	(151)
Investment in subsidiaries	—	(28,000)	(14,450)
Dividends from bank subsidiaries	34,000	10,000	1,170
Dividends from nonbank subsidiary	11,725	2,282	17,619

Net cash flows provided by investing activities	2,022	1,282	5,658

Cash flows from financing activities:
Stock options exercised, net of tax benefit	—	—	96
Dividends paid to shareholders	(1,204)	(1,203)	(1,201)

Net cash flows used in financing activities	(1,204)	(1,203)	(1,105)

Net increase (decrease) in cash and cash equivalents	696	(2,574)	2,165
Cash and cash equivalents at beginning of year	270	2,844	679

Cash and cash equivalents at end of year	$966	$270	$2,844

126	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

(23)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 2013 and 2012, are as follows:

	December 31,
	2013	2012
Standby letters of credit	$6,769	$2,885
Available lines of credit	143,199	108,525
Unfunded loan commitments – fixed	9,004	14,509
Unfunded loan commitments – variable	14,179	32,298

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

Most of the Company’s business activity is with customers located within Osceola, Orange, Pasco, Hernando, Citrus, Sumter, Lake, Hillsborough, Polk, Okeechobee, Indian River, Saint Lucie, Hendry, Marion, Putnam, Seminole, Volusia and Duval Counties of the State of Florida and portions of adjacent counties. The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas. Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property. As of December 31, 2013, substantially all of the Company’s loan portfolio was secured. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those Counties listed above and portions of adjacent counties. The Company does not have significant exposure to any individual customer or counterparty.

127	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

(25)	Basic and Diluted Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. There were an average of 1,110,465, 1,143,598, and 1,128,304 stock options that were anti-dilutive during the years ending December 31, 2013, 2012, and 2011, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	2013	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$12,243	$9,905	$7,909

Net income available for common shareholders	$12,243	$9,905	$7,909

Denominator:
Denominator for basic earnings per share
- weighted-average shares	30,102,777	30,073,959	30,034,573
Effect of dilutive securities:
Employee stock based compensation awards	117,350	67,904	4,614
Denominator for diluted earnings per share

- adjusted weighted-average shares	30,220,127	30,141,863	30,039,187

Basic earnings per share	$0.41	$0.33	$0.26
Diluted earnings per share	$0.41	$0.33	$0.26

(26)	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2013, 2012 and 2011.

	Year ending December 31, 2013
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$97,504	$2,874	$—		$100,378
Interest expense	(5,263)	(20)	(602)		(5,885)

Net interest income	92,241	2,854	(602)		94,493
Provision for loan losses	76	—	—		76
Other non interest income	13,536	20,410	—		33,946
Other non interest expense	(86,726)	(20,498)	(3,538)		(110,762)

Net income (loss) before taxes	19,127	2,766	(4,140)		17,753
Income tax (provision) benefit	(6,140)	(1,067)	1,697		(5,510)

Net income (loss)	$12,987	$1,699	$(2,443)		$12,243

Total assets	$2,278,777	$132,821	$294,976	($291,007)	$2,415,567

128	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

	Year ending December 31, 2012
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$90,899	$4,051			$94,950
Interest expense	(7,617)	(28)	(836)		(8,481)

Net interest income	83,282	4,023	(836)		86,469
Provision for loan losses	(9,220)	—			(9,220)
Other non interest income	23,550	35,707	4		59,261
Other non interest expense	(90,671)	(28,168)	(3,141)		(121,980)

Net income (loss) before taxes	6,941	11,562	(3,973)		14,530
Income tax (provision) benefit	(1,722)	(4,351)	1,448		(4,625)

Net income (loss)	$5,219	$7,211	($2,525)		$9,905

Total assets	$2,204,176	$153,289	$294,744	($288,969)	$2,363,240

	Year ending December 31, 2011
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$78,373	$3,870	$—		$82,243
Interest expense	(11,711)	(48)	(448)		(12,207)

Net interest income	66,662	3,822	(448)		70,036
Provision for loan losses	(45,985)	(6)	0		(45,991)
Other non interest income	74,347	27,066	559		101,972
Other non interest expense	(87,327)	(23,883)	(3,479)		(114,689)

Net (loss) income before taxes	7,697	6,999	(3,368)		11,328
Income tax benefit (provision)	(2,021)	(2,633)	1,235		(3,419)

Net (loss) income	$5,676	$4,366	($2,133)		$7,909

Total assets	$2,115,552	$164,660	$282,954	($278,707)	$2,284,459

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

129	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

130	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

131	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

132	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

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

		measurement
	Jan 27, 2012	period	Jan 27, 2012
	(as initially reported)	adjustments	(as adjusted)
Assets:
Cash due from banks, Federal Reserve Bank and
Federal Home Loan Bank	$77,642	$—	$77,642
Securities available for sale	3,500		3,500
Loans covered by FDIC loss share agreements	171,949	9,933	181,882
Loans not covered by FDIC loss share agreements	961		961
Covered repossessed real estate owned	15,318		15,318
FDIC indemnification asset	78,148	(8,078)	70,070
FHLB stock	1,627		1,627
Goodwill	8,745	(1,855)	6,890
Core deposit intangible	1,521		1,521
Trust intangible	1,580		1,580
Other assets	2,742		2,742

Total assets acquired	$363,733	$—	$363,733

Liabilities:
Deposits	$353,099	$—	$353,099
FHLB advances	10,060		10,060
Other liabilities	574		574

Total liabilities assumed	$363,733	$—	$363,733

(28)	Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. At years ended December 31, 2013 and 2012, the notional amount of such arrangements was $91,058 and $25,133, respectively, and investment securities with a fair value of $6,140 and $3,398 were pledged as collateral to the third party dealers. As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	2013	2012
Notional amount	$91,058	$25,133
Weighted average pay rate on interest-rate swaps	4.34%	5.03%
Weighted average receive rate on interest rate swaps	1.71%	2.00%
Weighted average maturity (years)	10	12
Fair value of interest rate swap derivatives (asset)	$2,603	$1,131
Fair value of interest rate swap derivatives (liability)	$2,496	$2,014

133	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

(29)	Subsequent Events

Acquisition of Gulfstream Bancshares, Inc.

On January 17, 2014, the Company completed its previously announced acquisition of Gulfstream Bancshares, Inc. (“Gulfstream”) as set forth in the Agreement and Plan of Merger (“Agreement”) whereby Gulfstream merged with and into the Company. The results of this acquisition are not included in the Company’s Consolidated Balance Sheets or Statements of Operations and Comprehensive Income. Pursuant to and simultaneously with the merger of Gulfstream with and into the Company, Gulfstream’s wholly owned subsidiary bank, Gulfstream Business Bank (“GSB”), merged with and into the Company’s subsidiary bank, CenterState Bank of Florida, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the southeast Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 23% and 23%, respectively, as compared with the balances at December 31, 2013, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $31,104, which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair values are preliminary estimates due to pending appraisals on loans and other real estate owned.

The Company acquired 100% of the outstanding common stock of Gulfstream. The purchase price consisted of both cash and stock. Each share of Gulfstream common stock was exchanged for $14.65 cash and 3.012 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on January 16, 2014, the resulting purchase price was $82,040. The table below summarizes the purchase price calculation.

Number of shares of Gulfstream common stock outstanding at January 16, 2014	1,569,364
Gulfstream preferred shares that converted to Gulfstream common shares upon the change in control	155,629

Total Gulfstream common shares including converted preferred shares	1,724,993
Per share exchange ratio	3.012

Number of shares of CenterState common stock - as converted	5,195,679
Multiplied by CenterState common stock price on January 16, 2014	$10.23

Fair value of CenterState common stock issued	$53,152

Total Gulfstream common shares including conversion of preferred shares	1,724,993
Multiplied by the cash consideration each Gulfstream share is entitled to receive	$14.65

Total Cash Consideration	$25,271

Total Stock Consideration	$53,152
Total Cash Consideration	25,271

Total consideration paid to Gulfstream common shareholders	$78,423
Fair value of current Gulfstream stock options converted to CenterState stock options	3,617

Total purchase price	$82,040

134	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

The list below summarizes the preliminary estimates of the fair value of the assets purchased , excluding goodwill, and liabilities assumed as of the January 17, 2014 purchase date.

Fair Value
at Jan 17, 2014
Cash and cash items	$102,278
Loans	329,515
Purchased credit impaired loans	30,068
Loan held for sale	247
Investments	60,816
Interest receivable	1,087
Branch real estate	5,519
Furniture and fixtures	262
FHLB stock	885
Bank owned life insurance	4,939
Other real estate owned	3,365
Core deposit intangible	4,173
Deferred income tax asset, net	6,908
Other assets	4,094

Total assets acquired	$554,156

Deposits	$478,999
Federal Home loan advances	5,708
Repurchase agreements	7,576
Interest payable	125
Official checks outstanding	826
Trust Preferred Security	6,745
Other liabilities	3,241

Total liabilities assumed	$503,220

Net assets acquired, excluding goodwill	$50,936

135	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

In the acquisition, the Company purchased $359,583 of loans at fair value, net of $18,267, or 4.8%, estimated discount to the outstanding principal balance, representing 24.4% of the Company’s total loans at December 31, 2013. Of the total loans acquired, management identified $30,068 with credit deficiencies. All loans that were on non-accrual status and all loan relationships that were greater than $500 and identified as impaired as of the acquisition date were considered by management to be credit impaired and will be accounted for pursuant to ASC Topic 310-30 The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of January 17, 2014 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$48,289
Non-accretable difference	(11,766)

Cash flows expected to be collected	36,523
Accretable yield	(6,455)

Total purchased credit-impaired loans acquired	$30,068

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book	Fair
	balance	value
Loans:
Single family residential real estate	33,506	32,319
Commercial real estate	185,250	183,189
Construction/development/land	30,387	27,704
Commercial loans	85,940	84,203
Consumer and other loans	2,112	2,100
Purchased credit-impaired	40,655	30,068

Total earning assets	$377,850	$359,583

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $4,173, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

The following table presents pro-forma information as if the acquisition had occurred at the beginning of 2011. The pro-forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired, interest expense on trust preferred securities assumed, effect of redeeming preferred stock, and the related income tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	2013	2012
Net interest income	$113,450	$107,448

Net income available to common shareholders	$16,377	$15,060

EPS- basic	$0.46	$0.43
EPS- diluted	$0.46	$0.43

136	(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2013, 2012 and 2011

Entry into a Material Definitive Agreement with First Southern Bancorp, Inc.

On January 29, 2014, the Company announced it entered into an Agreement and Plan of Merger (the “Agreement”) with First Southern Bancorp, Inc. (“First Southern”), whereby First Southern will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As soon as possible after the Merger, the Company’s wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState Bank”) and First Southern’s subsidiary bank, First Southern Bank, will merge with CenterState Bank as the surviving bank. Under the terms of the Agreement each outstanding share of First Southern common stock will be converted into the right to receive 0.30 shares of the Company’s common stock and $3.00 in cash. The Agreement has been unanimously approved by the boards of directors of the Company and First Southern. The transaction is expected to close in the third quarter of 2014 subject to the satisfaction of customary conditions, including receipt of all required regulatory approvals and the Company and First Southern’s shareholder approval.

First Southern Bank, which is headquartered in Boca Raton, Florida, currently operates 17 banking locations in the Orlando, Jacksonville, and West Palm Beach-Fort Lauderdale MSAs. As of December 31, 2013, First Southern reported assets of $1,093,256, loans of $635,492 and deposits of $882,732.

137	(Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davenport, State of Florida, on the 5th day of March, 2014.

CENTERSTATE BANKS, INC.

/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 5, 2014.

Signature	Title

/s/ Ernest S. Pinner Ernest S. Pinner	Chairman of the Board President and Chief Executive Officer

/s/ James H. Bingham James H. Bingham	Director

/s/ G. Robert Blanchard, Jr. G. Robert Blanchard, Jr.	Director

/s/ C. Dennis Carlton C. Dennis Carlton	Director

/s/ Michael F. Ciferri Michael F. Ciferri	Director

/s/ John C. Corbett John C. Corbett	Director

/s/ Griffin A. Greene Griffin A. Greene	Director

/s/ Charles W. McPherson Charles W. McPherson	Director

/s/ G. Tierso Nunez II G. Tierso Nunez II	Director

/s/ Thomas E. Oakley Thomas E. Oakley	Director

/s/ William Knox Pou, Jr. William Knox Pou, Jr.	Director

/s/ Daniel R. Richey Daniel R. Richey	Director

/s/ Joshua A. Snively Joshua A. Snively	Director

CenterState Banks, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2013

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