Form 10-Q
period 2014-03-31
CenterState Banks, Inc.
filed 2014-05-06
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	35,539,299 shares
(class)	Outstanding at April 30, 2014

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

ASSETS	March 31, 2014	December 31, 2013
Cash and due from banks	$29,862	$21,581
Federal funds sold and Federal Reserve Bank deposits	190,399	153,308

Cash and cash equivalents	220,261	174,889
Investment securities available for sale, at fair value	617,143	457,086
Loans held for sale, at lower of cost or fair value	1,017	1,010
Loans, excluding purchased credit impaired	1,564,834	1,242,758
Purchased credit impaired loans	250,800	231,421
Allowance for loan losses	(20,096)	(20,454)

Net Loans	1,795,538	1,453,725
Bank premises and equipment, net	95,103	96,619
Accrued interest receivable	7,669	6,337
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,019	8,189
Goodwill	76,440	44,924
Core deposit intangible	8,800	4,958
Trust intangible	1,113	1,158
Bank owned life insurance	54,574	49,285
Other repossessed real estate owned covered by FDIC loss share agreements	13,892	19,111
Other repossessed real estate owned	9,895	6,409
FDIC indemnification asset	64,719	73,433
Deferred income tax asset, net	7,910	5,296
Bank property held for sale	6,049	1,582
Prepaid expense and other assets	17,555	11,556

TOTAL ASSETS	$3,005,697	$2,415,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$838,764	$644,915
Demand - interest bearing	558,845	483,842
Savings and money market accounts	717,041	542,599
Time deposits	444,054	384,875

Total deposits	2,558,704	2,056,231
Securities sold under agreement to repurchase	26,116	20,457
Federal funds purchased	45,183	29,909
Corporate debentures	23,785	16,996
Accrued interest payable	394	333
Payables and accrued expenses	18,351	18,262

Total liabilities	2,672,533	2,142,188
Stockholders’ equity:
Common stock, $.01 par value: 100,000,000 shares authorized; 35,535,530 and 30,112,475 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	355	301
Additional paid-in capital	287,449	229,544
Retained earnings	48,716	48,018
Accumulated other comprehensive loss	(3,356)	(4,484)

Total stockholders’ equity	333,164	273,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,005,697	$2,415,567

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	March 31, 2014	March 31, 2013
Interest income:
Loans	$25,729	$21,435
Investment securities available for sale:
Taxable	3,478	2,388
Tax-exempt	336	357
Federal funds sold and other	239	198

	29,782	24,378

Interest expense:
Deposits	1,337	1,383
Securities sold under agreement to repurchase	23	18
Federal funds purchased	6	5
Corporate debentures	223	150

	1,589	1,556

Net interest income	28,193	22,822
Provision for loan losses	(41)	(360)

Net interest income after loan loss provision	28,234	23,182

Non interest income:
Income from correspondent banking and bond sales division	3,136	6,140
Other correspondent banking related revenue	795	865
Service charges on deposit accounts	2,262	1,819
Debit, prepaid, ATM and merchant card related fees	1,506	1,285
Wealth management related revenue	1,217	1,070
FDIC indemnification income	1,268	628
FDIC indemnification asset amortization	(5,185)	(2,199)
Bank owned life insurance income	352	339
Other service charges and fees	409	302
Net gain on sale of securities available for sale	—	30

Total other income	5,760	10,279

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	March 31, 2014	March 31, 2013
Non interest expense:
Salaries, wages and employee benefits	$15,681	$16,240
Occupancy expense	1,960	1,892
Depreciation of premises and equipment	1,478	1,497
Supplies, stationary and printing	227	288
Marketing expenses	620	528
Data processing expense	1,039	884
Legal, audit and other professional fees	775	783
Core deposit intangible (CDI) amortization	331	253
Postage and delivery	268	285
ATM and debit card related expenses	474	511
Bank regulatory expenses	631	581
Loss (gain) on sale of repossessed real estate (“OREO”)	77	(1)
Valuation write down of repossessed real estate (“OREO”)	1,020	987
(Gain) loss on repossessed assets other than real estate	(2)	242
Foreclosure related expenses	729	793
Merger and acquisition related expenses	2,347	—
Branch closure and efficiency initiatives	3,158	—
Other expenses	1,590	1,327

Total other expenses	32,403	27,090

Income before provision for income taxes	1,591	6,371
Provision for income taxes	538	1,795

Net income	$1,053	$4,576

Other comprehensive income, net of tax:
Unrealized securities holding gain (loss), net of income taxes	$1,128	$(1,812)
Less: reclassified adjustments for gain included in net income, net of income taxes, of $12	—	(18)[1]

Net unrealized gain (loss) on available for sale securities, net of income taxes	1,128	(1,830)
Total comprehensive income	$2,181	$2,746

Earnings per share:
Basic	$0.03	$0.15
Diluted	$0.03	$0.15
Common shares used in the calculation of earnings per share:
Basic	34,465,022	30,089,726
Diluted	34,862,703	30,159,188

(1)	Amounts are included in net gain on sale of securities available for sale in total non interest income. Provision for income taxes associated with the reclassification adjustment for the three month period ended March 31, 2013 was $12.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2014 and 2013 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		Other	Total
	common	Common	paid in	Retained	comprehensive	stockholders’
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2013	30,079,767	$301	$228,952	$36,979	$7,299	$273,531
Net income				4,576		4,576
Change in unrealized holding gain on available for sale securities, net of deferred income tax of $1,132					(1,830)	(1,830)
Dividends paid - common ($0.01 per share)				(301)		(301)
Stock grants issued	15,753		171			171
Stock based compensation expense			78			78

Balances at March 31, 2013	30,095,520	$301	$229,201	$41,254	$5,469	$276,225

Balances at January 1, 2014	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379
Net income				1,053		1,053
Change in unrealized holding gain on available for sale securities, net of deferred income tax of $708					1,128	1,128
Dividends paid - common ($0.01 per share)				(355)		(355)
Stock grants issued	19,856		216			216
Stock based compensation expense			67			67
Stock options exercised, including tax benefit	207,658	2	907			909
Stock issued pursuant to Gulfstream acquisition	5,195,541	52	53,098			53,150
Stock options acquired and converted pursuant to Gulfstream acquisition			3,617			3,617

Balances at March 31, 2014	35,535,530	$355	$287,449	$48,716	$(3,356)	$333,164

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,053	$4,576
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery for loan losses	(41)	(360)
Depreciation of premises and equipment	1,478	1,497
Accretion of purchase accounting adjustments	(8,092)	(7,858)
Net amortization of investment securities	1,175	1,899
Net deferred loan origination fees	(162)	(241)
Gain on sale of securities available for sale	—	(30)
Trading securities revenue	(27)	(146)
Purchases of trading securities	(28,809)	(61,878)
Proceeds from sale of trading securities	28,836	67,072
Repossessed real estate owned valuation write down	1,020	987
Loss (gain) on sale of repossessed real estate owned	77	(1)
Repossessed assets other than real estate valuation write down	—	47
(Gain) loss on sale of repossessed assets other than real estate	(2)	195
Gain on sale of loans held for sale	(76)	(87)
Loans originated and held for sale	(4,610)	(4,842)
Proceeds from sale of loans held for sale	4,926	5,507
Gain on disposal of and or sale of fixed assets	(7)	(5)
Gain on disposal of bank property held for sale	—	(31)
Impairment on bank property held for sale	2,506	—
Deferred income taxes	3,724	1,188
Stock based compensation expense	187	146
Bank owned life insurance income	(352)	(339)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(3,234)	1,484
Net change in accrued interest payable, accrued expense, and other liabilities	(3,946)	(1,008)

Net cash (used in)/provided by operating activities	(4,376)	7,772

Cash flows from investing activities:
Purchases of investment securities available for sale	—	(31,133)
Purchases of mortgage backed securities available for sale	(176,583)	(50,737)
Proceeds from maturities of investment securities available for sale	—	165
Proceeds from called investment securities available for sale	—	3,200
Proceeds from pay-downs of mortgage backed securities available for sale	17,187	29,271
Proceeds from sales of investment securities available for sale	19,583	—
Proceeds from sales of mortgage backed securities available for sale	41,233	9,789
Proceeds from sales of FHLB and FRB stock	1,055	1,279
Net decrease in loans	22,898	19,139
Cash received from FDIC loss sharing agreements	5,299	20,694
Purchases of premises and equipment, net	3,470	(489)
Proceeds from sale of repossessed real estate	6,762	5,992
Proceeds from sale of fixed assets	7	5
Proceeds from sale of bank property held for sale	—	931
Net cash from bank acquisitions	77,005	—

Net cash provided by investing activities	17,916	8,106

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended March 31,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	$23,629	$16,543
Net (decrease) increase in securities sold under agreement to repurchase	(1,917)	1,629
Net increase in federal funds purchased	15,274	6,198
Net decrease in other borrowings	(5,708)	—
Stock options exercised, including tax benefit	909	—
Dividends paid	(355)	(301)

Net cash provided by financing activities	31,832	24,069

Net increase in cash and cash equivalents	45,372	39,947
Cash and cash equivalents, beginning of period	174,889	136,748

Cash and cash equivalents, end of period	$220,261	$176,695

Transfer of loans to other real estate owned	$3,432	$8,940

Transfers of bank property to held for sale	$4,647	$—

Cash paid during the period for:
Interest	$1,727	$1,799

Income taxes	$1,520	$185

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and our wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState”), and our non bank subsidiary, R4ALL, Inc. Our subsidiary bank operates through 51 full service banking locations in 19 counties throughout Florida, providing traditional deposit and lending products and services to its commercial and retail customers. R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from our subsidiary bank and manage their eventual disposition.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the full year.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. Average stock options outstanding that were anti dilutive during the three month periods ending March 31, 2014 and 2013 were 1,016,949 and 1,121,942, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$1,053	$4,576
Denominator:
Denominator for basic earnings per share - weighted-average shares	34,465,022	30,089,726
Effect of dilutive securities:
Stock options and stock grants	397,681	69,462

Denominator for diluted earnings per share - adjusted weighted-average shares	34,862,703	30,159,188

Basic earnings per share	$0.03	$0.15
Diluted earnings per share	$0.03	$0.15

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

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at March 31, 2014
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	4	—	4	—
Mortgage backed securities	576,663	—	576,663	—
Municipal securities	40,476	—	40,476	—
Interest rate swap derivatives	2,874	—	2,874	—
Liabilities: Interest rate swap derivatives	3,015	—	3,015	—

at December 31, 2013
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	4	—	4	—
Mortgage backed securities	416,881	—	416,881	—
Municipal securities	40,201	—	40,201	—
Interest rate swap derivatives	2,603	—	2,603	—
Liabilities:
Interest rate swap derivatives	2,496	—	2,496	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at March 31, 2014
Assets:
Impaired loans
Residential real estate	$3,076	—	—	$3,076
Commercial real estate	6,950	—	—	6,950
Land, land development and construction	596	—	—	596
Commercial	1,234	—	—	1,234
Consumer	152	—	—	152
Other real estate owned
Residential real estate	$1,456	—	—	$1,456
Commercial real estate	4,793	—	—	4,793
Land, land development and construction	3,403	—	—	3,403
Bank owned real estate held for sale	4,811	—	—	4,811

at December 31, 2013
Assets:
Impaired loans
Residential real estate	$3,191	—	—	$3,191
Commercial real estate	7,515	—	—	7,515
Land, land development and construction	290	—	—	290
Commercial	731	—	—	731
Consumer	157	—	—	157
Other real estate owned
Residential real estate	$27	—	—	$27
Commercial real estate	3,837	—	—	3,837
Land, land development and construction	3,949	—	—	3,949
Bank owned real estate held for sale	1,582	—	—	1,582

Impaired loans with specific valuation allowances and/or partial charge-offs had a recorded investment of $13,807 with a valuation allowance of $1,799, at March 31, 2014, and a recorded investment of $13,528, with a valuation allowance of $1,644, at December 31, 2013. The Company recorded a provision for loan loss expense of $380 on these loans during the three month period ending March 31, 2014.

Other real estate owned had a decline in fair value of $1,020 and $987 during the three month periods ending March 31, 2014 and 2013, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank owned real estate held for sale represents certain branch office buildings which the Company has closed and consolidated to other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank owned property held for sale and included in Prepaid and Other Assets category in the Company’s Condensed Consolidated Balance Sheet. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon comparative sales data provided by real estate brokers. The Company closed eight bank branch offices in April 2014, seven owned by the Company and one leased. Five of the properties owned by the Company were transferred to held-for-sale, the remaining two are being used as loan production offices, back office support staff offices and a portion of the second floor of one of the buildings is leased to an existing tenant. The Company recognized an impairment charge of $2,326 during the three month period ending March 31, 2014 related to the transfer to held-for-sale. Also during the first quarter of 2014, the Company recognized an additional impairment of $180 on a property previously transferred to held-for-sale in 2012.

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

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at March 31, 2014	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$220,261	$220,261	$—	$—	$220,261
Trading securities	—	—	—	—	—
Investment securities available for sale	617,143	—	617,143	—	617,143
FHLB and FRB stock	8,019	—	—	—	n/a
Loans held for sale	1,017	—	1,017	—	1,017
Loans, less allowance for loan losses of $20,096	1,795,538	—	—	1,797,640	1,797,640
FDIC indemnification asset	64,719	—	—	—	n/a
Interest rate swap derivatives	2,874	—	2,874	—	2,874
Accrued interest receivable	7,669	—	—	7,669	7,669
Financial liabilities:
Deposits- without stated maturities	$2,114,650	$2,114,650	$—	$—	$2,114,650
Deposits- with stated maturities	444,054	—	451,143	—	451,143
Securities sold under agreement to repurchase	26,116	—	26,116	—	26,116
Federal funds purchased	45,183	—	45,183	—	45,183
Corporate debentures	23,785	—	—	19,509	19,509
Interest rate swap derivatives	3,015	—	3,015	—	3,015
Accrued interest payable	394	—	394	—	394

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

		Fair value measurements
at December 31, 2013	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$174,889	$174,889	$—	$—	$174,889
Trading securities	—	—	—	—	—
Investment securities available for sale	457,086	—	457,086	—	457,086
FHLB and FRB stock	8,189	—	—	—	n/a
Loans held for sale	1,010	—	1,010	—	1,010
Loans, less allowance for loan losses of $20,454	1,453,725	—	—	1,456,295	1,456,295
FDIC indemnification asset	73,433	—	—	—	n/a
Interest rate swap derivatives	2,603	—	2,603	—	2,603
Accrued interest receivable	6,337	—	—	6,337	6,337
Financial liabilities:
Deposits- without stated maturities	$1,671,356	$1,671,356	$—	$—	$1,671,356
Deposits- with stated maturities	384,875	—	389,115	—	389,115
Securities sold under agreement to repurchase	20,457	—	20,457	—	20,457
Federal funds purchased	29,909	—	29,909	—	29,909
Corporate debentures	16,996	—	—	11,091	11,091
Interest rate swap derivatives	2,496	—	2,496	—	2,496
Accrued interest payable	333	—	333	—	333

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month periods ending March 31, 2014 and 2013.

Three month period ending March 31, 2014
	Commercial and retail banking	Correspondent banking and bond sales division	Corporate overhead and administration	Elimination entries	Total
Interest income	$29,070	$712	$—		$29,782
Interest expense	(1,361)	(5)	(223)		(1,589)

Net interest income (expense)	27,709	707	(223)		28,193
Recovery of prior loan loss provision	41	—	—		41
Non interest income	1,829	3,931	—		5,760
Non interest expense	(27,167)	(4,378)	(858)		(32,403)

Net income (loss) before taxes	2,412	260	(1,081)		1,591
Income tax (provision) benefit	(849)	(100)	411		(538)

Net income (loss)	$1,563	$160	($670)		$1,053

Total assets	$2,835,871	$164,599	$363,107	($357,880)	$3,005,697

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending March 31, 2013
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	bond sales	and	Elimination
	banking	division	administration	entries	Total
Interest income	$23,598	$780	—	—	$24,378
Interest expense	(1,400)	(6)	(150)	—	(1,556)

Net interest income (expense)	22,198	774	(150)	—	22,822
Provision for loan losses	360	—	—	—	360
Non interest income	3,274	7,005	—	—	10,279
Non interest expense	(20,085)	(6,075)	(930)	—	(27,090)

Net income before taxes	5,747	1,704	(1,080)	—	6,371
Income tax (provision) benefit	(1,698)	(657)	560	—	(1,795)

Net income (loss)	$4,049	$1,047	($520)	—	$4,576

Total assets	$2,224,471	$159,342	$297,826	($292,400)	$2,389,239

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through its subsidiary bank and a non bank subsidiary, R4ALL, with 51 full service banking locations in 19 counties throughout Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$4	$—	$—	$4
Mortgage backed securities	582,930	4,842	11,109	576,663
Municipal securities	39,672	1,088	284	40,476

Total	$622,606	$5,930	$11,393	$617,143

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$4	$—	$—	$4
Mortgage backed securities	424,654	4,623	12,396	416,881
Municipal securities	39,728	921	448	40,201

Total	$464,386	$5,544	$12,844	$457,086

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2014 were securities acquired through the Gulfstream acquisition. These securities were marked to fair value and subsequently sold after the acquisition date, therefore no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the three months ended March 31, 2014 and 2013 were as follows:

For the three months ended:	Mar 31, 2014	Mar 31, 2013
Proceeds	$60,816	$9,789
Gross gains	—	30
Gross losses	—	—

The tax provision related to these net realized gains was $0 and $12, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of available for sale securities at March 31, 2014 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Investment securities available for sale	Fair Value	Amortized Cost
Due in one year or less	$1,357	$1,350
Due after one year through five years	2,200	2,088
Due after five years through ten years	13,230	12,907
Due after ten years through thirty years	23,693	23,331
Mortgage backed securities	576,663	582,930

	$617,143	$622,606

Securities pledged at March 31, 2014 and December 31, 2013 had a carrying amount (estimated fair value) of $127,926 and $108,528 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$335,084	$8,399	$27,562	$2,710	$362,646	$11,109
Municipal securities	8,905	206	1,043	78	9,948	284

Total temporarily impaired securities	$343,989	$8,605	$28,605	$2,788	$372,594	11,393

	December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	239,641	10,221	18,793	2,175	258,434	12,396
Municipal securities	7,603	333	1,010	115	8,613	448

Total temporarily impaired securities	$247,244	$10,554	$19,803	$2,290	$267,047	$12,844

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At March 31, 2014, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Mar 31, 2014	Dec 31, 2013
Loans, excluding PCI loans
Real estate loans
Residential	$495,450	$458,331
Commercial	736,406	528,710
Land, development and construction	60,726	62,503

Total real estate	1,292,582	1,049,544
Commercial	217,482	143,263
Consumer and other loans	54,205	49,547

Loans before unearned fees and deferred cost	1,564,269	1,242,354
Net unearned fees and costs	565	404

Total loans, excluding PCI loans	1,564,834	1,242,758
Allowance for loan losses	(18,913)	(19,694)

Net loans, excluding PCI loans	1,545,921	1,223,064

PCI loans (note 1)
Real estate loans
Residential	117,879	120,030
Commercial	112,558	100,012
Land, development and construction	11,144	6,381

Total real estate	241,581	226,423
Commercial	8,118	3,850
Consumer and other loans	1,101	1,148

Total PCI loans	250,800	231,421
Allowance for loan losses	(1,183)	(760)

Net PCI loans	249,617	230,661

Total loans, net of allowance for loan losses	$1,795,538	$1,453,725

note 1: Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

All loans covered by FDIC loss sharing agreements are included in PCI loans in the table above. The following table sets forth information concerning the covered FDIC loans by collateral types.

Loans covered by FDIC loss sharing agreements	Mar 31, 2014	Dec 31, 2013
Real estate loans:
Residential	$113,418	$120,030
Commercial	95,942	100,012
Land, development and construction	6,824	6,381

Total real estate	216,184	226,423
Commercial	3,549	3,850

Total loans covered by FDIC loss sharing agreements	219,733	230,273
Allowance for loan losses	(1,183)	(760)

Net FDIC covered loans	$218,550	$229,513

The table below set forth the activity in the allowance for loan losses for the periods presented.

Three months ended March 31, 2014	Loans excluding PCI loans	PCI loans	Total
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(1,160)	—	(1,160)
Recoveries of loans previously charged-off	843	—	843

Net charge-offs	(317)	—	(317)
(Recovery) provision for loan losses	(464)	423	(41)

Balance at end of period	$18,913	$1,183	$20,096

Three months ended March 31, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(1,231)	—	(1,231)
Recoveries of loans previously charged-off	163	—	163

Net charge-offs	(1,068)	—	(1,068)
Provision for loan losses	(334)	(26)	(360)

Balance at end of period	$22,631	$2,623	$25,254

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Loans, excluding purchased credit impaired:
Three months ended March 31, 2014
Beginning of the period	$8,785	$6,441	$3,069	$510	$889	$19,694
Charge-offs	(687)	(16)	(77)	(200)	(180)	(1,160)
Recoveries	455	314	23	1	50	843
Provision for loan losses	(741)	599	(1,227)	645	260	(464)

Balance at end of period	$7,812	$7,338	$1,788	$956	$1,019	$18,913

Three months ended March 31, 2013
Beginning of the period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Charge-offs	(612)	(424)	(39)	(52)	(104)	(1,231)
Recoveries	80	27	14	10	32	163
Provision for loan losses	1,801	(782)	(860)	(479)	(14)	(334)

Balance at end of period	$8,100	$7,093	$5,326	$1,224	$888	$22,631

Purchased credit impaired loans:
Three months ended March 31, 2014
Beginning of the period	$—	$138	$89	$533	$—	$760
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	485	—	(62)	—	423

Balance at end of period	$—	$623	$89	$471	$—	$1,183

Three months ended March 31, 2013
Beginning of the period	$—	$2,335	$—	$314	$—	$2,649
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(25)	—	(1)	—	(26)

Balance at end of period	$—	$2,310	$—	$313	$—	$2,623

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of March 31, 2014	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$331	$1,543	$16	$7	$22	$1,919
Collectively evaluated for impairment	7,481	5,795	1,772	949	997	16,994
Acquired with deteriorated credit quality	—	623	89	471	—	1,183

Total ending allowance balance	$7,812	$7,961	$1,877	$1,427	$1,019	$20,096

Loans:
Loans individually evaluated for impairment	$9,545	$12,687	$1,460	$2,538	$325	$26,555
Loans collectively evaluated for impairment	485,905	723,719	59,266	214,944	53,880	1,537,714
Loans acquired with deteriorated credit quality	117,879	112,558	11,144	8,118	1,101	250,800

Total ending loan balances	$613,329	$848,964	$71,870	$225,600	$55,306	$1,815,069

	Real Estate Loans
As of December 31, 2013	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$395	$1,377	$16	$2	$21	$1,811
Collectively evaluated for impairment	8,390	5,064	3,053	508	868	17,883
Acquired with deteriorated credit quality	—	138	89	533	—	760

Total ending allowance balance	$8,785	$6,579	$3,158	$1,043	$889	$20,454

Loans:
Loans individually evaluated for impairment	$8,610	$12,564	$1,307	$1,297	$332	$24,110
Loans collectively evaluated for impairment	449,721	516,146	61,196	141,966	49,215	1,218,244
Loans acquired with deteriorated credit quality	120,030	100,012	6,381	3,850	1,148	231,421

Total ending loan balance	$578,361	$628,722	$68,884	$147,113	$50,695	$1,473,775

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	Mar 31, 2014	Dec 31, 2013
Impaired loans with a specific valuation allowance	$10,931	$9,454
Impaired loans without a specific valuation allowance	15,624	14,656

Total impaired loans	$26,555	$24,110
Amount of allowance for loan losses allocated to impaired loans	$1,919	$1,811
Performing TDRs	$12,649	$10,763
Non performing TDRs, included in NPLs	2,337	4,684

Total TDRs (TDRs are required to be included in impaired loans)	$14,986	$15,447
Impaired loans that are not TDRs	11,569	8,663

Total impaired loans	$26,555	$24,110

In certain situations it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When the terms of a loan have been modified, usually the monthly payment and/or interest rate is reduced for generally twelve to twenty-four months. Material principal amounts on any loan modifications have not been forgiven to date. There is $14,986 of TDRs. Of this amount $12,649 are performing pursuant to their modified terms, and $2,337 are not performing and have been placed on non accrual status and included in non performing loans (“NPLs”).

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of March 31, 2014 and December 31, 2013 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of March 31, 2014	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,730	$822	$8,552
Commercial	3,042	1,319	4,361
Land, development, construction	600	45	645

Total real estate loans	11,372	2,186	13,558
Commercial	1,055	48	1,103
Consumer and other	222	103	325

Total TDRs	$12,649	$2,337	$14,986

As of December 31, 2013	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,221	$1,389	$8,610
Commercial	2,169	3,077	5,246
Land, development, construction	608	47	655

Total real estate loans	9,998	4,513	14,511
Commercial	555	49	604
Consumer and other	210	122	332

Total TDRs	$10,763	$4,684	$15,447

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $75 and partial charge offs of $56 on the TDR loans described above during the three month period ending March 31, 2014.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 84% of our TDRs are current pursuant to their modified terms, and $2,337, or approximately 16% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the period ending March 31, 2014 and December 31, 2013.

	Period ending		Year ending
	March 30, 2014		December 31, 2013
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	—	$—	3	$553
Commercial real estate	4	1,319	6	2,244
Land, development, construction	—	—	—	—
Commercial and Industrial	2	33	2	34
Consumer and other	—	—	1	17

Total	6	$1,352	12	$2,848

The Company recorded a provision for loan loss expense of $15 and partial charge offs of $21 on TDR loans that subsequently defaulted as described above during the three month period ending March 31, 2014.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of March 31, 2014	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$6,570	$6,315	$—
Commercial real estate	6,622	6,002	—
Land, development, construction	1,402	1,327	—
Commercial and industrial	2,069	1,980	—
Consumer, other	—	—	—
With an allowance recorded:
Residential real estate	3,367	3,230	331
Commercial real estate	6,894	6,685	1,543
Land, development, construction	141	133	16
Commercial and industrial	605	558	7
Consumer, other	339	325	22

Total	$28,009	$26,555	$1,919

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2013	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,052	$4,803	$—
Commercial real estate	9,330	7,439	—
Land, development, construction	1,377	1,168	—
Commercial and industrial	1,330	1,241	—
Consumer, other	5	5	—
With an allowance recorded:
Residential real estate	3,942	3,807	395
Commercial real estate	5,257	5,125	1,377
Land, development, construction	147	139	16
Commercial and industrial	102	56	2
Consumer, other	340	327	21

Total	$26,882	$24,110	$1,811

Three month period ending March, 31, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,078	$77	$—
Commercial	12,625	28	—
Land, development, construction	1,383	9	—

Total real estate loans	23,086	114	—
Commercial and industrial	1,918	21	—
Consumer and other loans	328	3	—

Total	$25,332	$138	$—

Three month period ending March, 31, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,442	$74	$—
Commercial	30,285	257	—
Land, development, construction	1,427	2	—

Total real estate loans	41,154	333	—
Commercial and industrial	2,597	8	—
Consumer and other loans	390	3	—

Total	$44,141	$344	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Mar 31, 2014	Dec 31, 2013
Non accrual loans	$30,689	$27,077
Loans past due over 90 days and still accruing interest	—	—

Total non performing loans	$30,689	$27,077

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013, excluding purchased credit impaired loans:

As of March 31, 2014	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$12,859	$—
Commercial real estate	14,629	—
Land, development, construction	1,136	—
Commercial	1,582	—
Consumer, other	483	—

Total	$30,689	$—

As of December 31, 2013	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$10,162	$—
Commercial real estate	13,925	—
Land, development, construction	1,099	—
Commercial	1,582	—
Consumer, other	309	—

Total	$27,077	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013, excluding purchased credit impaired loans:

	Accruing Loans
As of March 31, 2014	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$495,450	$3,053	$2,654	$—	$5,707	$476,884	$12,859
Commercial real estate	736,406	4,905	433	—	5,338	716,439	14,629
Land/dev/construction	60,726	329	161	—	490	59,100	1,136
Commercial	217,482	181	3	—	184	215,716	1,582
Consumer	54,205	347	42	—	389	53,333	483

	$1,564,269	$8,815	$3,293	$—	$12,108	$1,521,472	$30,689

	Accruing Loans
As of December 31, 2013	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$458,331	$2,801	$1,942	$—	$4,743	$443,426	$10,162
Commercial real estate	528,710	2,420	1,941	—	4,361	510,424	13,925
Land/dev/construction	62,503	136	241	—	377	61,027	1,099
Commercial	143,263	491	1	—	492	141,189	1,582
Consumer	49,547	295	240	—	535	48,703	309

	$1,242,354	$6,143	$4,365	$—	$10,508	$1,204,769	$27,077

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

	As of March 31, 2014
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$465,482	$5,006	$24,962	$—
Commercial real estate	658,902	41,583	35,921	—
Land/dev/construction	48,772	8,917	3,037	—
Commercial	209,536	3,446	4,500	—
Consumer	53,144	353	708	—

Total	$1,435,836	$59,305	$69,128	$—

	As of December 31, 2013
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$428,671	$6,438	$23,222	$—
Commercial real estate	448,762	46,427	33,521	—
Land/dev/construction	50,164	9,566	2,773	—
Commercial	134,901	4,490	3,872	—
Consumer	49,448	526	573	—

Total	$1,110,946	$67,447	$63,961	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of March 31, 2014:

	Residential	Consumer
Performing	$482,591	$53,722
Nonperforming	12,859	483

Total	$495,450	$54,205

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Purchased Credit Impaired (“PCI”) loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2014 and December 31, 2013. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Mar 31, 2014	Dec 31, 2013
Contractually required principal and interest	$414,385	$389,537
Non-accretable difference	(56,062)	(55,304)

Cash flows expected to be collected	358,323	334,233
Accretable yield	(107,523)	(102,812)

Carrying value of acquired loans	$250,800	$231,421
Allowance for loan losses	(1,183)	(760)

Carrying value less allowance for loan losses	$249,617	$230,661

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $7,294 from non-accretable difference to accretable yield during the three month period ending March 31, 2014, respectively, to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month periods ending March 31, 2014 and 2013.

Activity during the		Effect of	income	all other
three month period ending March 31, 2014	Dec 31, 2013	acquisitions	accretion	adjustments	Mar 31, 2014
Contractually required principal and interest	$389,537	$48,289	$—	$(23,441)	$414,385
Non-accretable difference	(55,304)	(11,766)	—	11,008	(56,062)

Cash flows expected to be collected	334,233	36,523	—	(12,433)	358,323
Accretable yield	(102,812)	(6,455)	8,231	(6,487)	(107,523)

Carry value of acquired loans	$231,421	$30,068	$8,231	$(18,920)	$250,800

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Activity during the three month period ending March 31, 2013	Dec 31, 2012	Effect of acquisitions	income accretion	all other adjustments	Mar 31, 2013
Contractually required principal and interest	$534,989	$—	$—	$(48,458)	$486,531
Non-accretable difference	(142,855)		—	32,612	(110,243)

Cash flows expected to be collected	392,134		—	(15,846)	376,288
Accretable yield	(93,107)		7,827	(10,219)	(95,499)

Carry value of acquired loans	$299,027	$—	$7,827	$(26,065)	$280,789

NOTE 7: FDIC indemnification asset

The FDIC indemnification asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010 and the acquisition of two failed banks in 2012. The activity in the FDIC loss share indemnification asset is as follows:

	Three month period ended Mar 31, 2014	Twelve month period ended Dec 31, 2013
Beginning of the year	$73,433	$119,289
Amortization, net	(5,185)	(13,807)
Indemnification revenue	930	6,055
Indemnification of foreclosure expense	502	4,413
Proceeds from FDIC	(5,299)	(42,004)
Impairment (recovery) of loan pool	338	(513)

Period end balance	$64,719	$73,433

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and 80% of that loss is recognized as income from FDIC reimbursement, and included in this line item. During the three month period ended March 31, 2014, the estimated amount of impairment increased, which resulted in an additional $338 of indemnification income recognition.

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

NOTE 8: Business Combination

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $31,516, after consideration of a measurement period adjustment discussed below, which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair values are preliminary estimates due to pending appraisals on loans and other real estate owned.

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

Number of shares of Gulfstream common stock outstanding at January 16, 2014	1,569,364
Gulfstream preferred shares that convert to Gulfstream common shares upon a change in control	155,629

Total Gulfstream common shares including conversion of preferred shares	1,724,993
Per share exchange ratio	3.012

Number of shares of CenterState common stock less 138 of fractional shares	5,195,541
Multiplied by CenterState common stock price per share on January 16, 2014	$10.23

Fair value of CenterState common stock issued	$53,150

Total Gulfstream common shares including conversion of preferred shares	1,724,993
Multiplied by the cash consideration each Gulfstream share is entitled to receive	$14.65

Total Cash Consideration, not including cash for fractional shares	$25,271

Total Stock Consideration	$53,150
Total Cash Consideration plus $2 for 138 of fractional shares	25,273

Total consideration to be paid to Gulfstream common shareholders	$78,423
Fair value of current Gulfstream stock options to be converted to CenterState stock options	3,617

Total purchase price	$82,040

The list below summarizes the preliminary estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the January 17, 2014 purchase date.

Jan 17, 2014
Assets:
Cash and cash equivalents	$102,278
Loans, held for investment	329,515
Purchased credit impaired loans	30,068
Loans held for sale	247
Investments	60,816
Interest receivable	1,087
Branch real estate	5,519
Furniture and fixtures	262
FHLB stock	885
Bank owned life insurance	4,939
Other real estate owned	2,694
Core deposit intangible	4,173
Goodwill	31,516
Other assets	11,261

Total assets acquired	$585,260

Liabilities:
Deposits	$478,999
Federal Home loan advances	5,708
Repurchase agreements	7,576
Interest payable	125
Official checks outstanding	826
Corporate debentures	6,745
Other liabilities	3,241

Total liabilities assumed	$503,220

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In the acquisition, the Company purchased $359,583 of loans at fair value, net of $18,267, or 4.8%, estimated discount to the outstanding principal balance, representing 24.4% of the Company’s total loans at December 31, 2013. Of the total loans acquired, management identified $30,068 with credit deficiencies. All loans that were on non-accrual status and all loan relationships that were greater than $500 and identified as impaired as of the acquisition date were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of January 17, 2014 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$48,289
Non-accretable difference	(11,766)

Cash flows expected to be collected	36,523
Accretable yield	(6,455)

Total purchased credit-impaired loans acquired	$30,068

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book balance	Fair value
Loans:
Single family residential real estate	33,506	32,319
Commercial real estate	185,250	183,189
Construction/development/land	30,387	27,704
Commercial loans	85,940	84,203
Consumer and other loans	2,112	2,100
Purchased credit-impaired	40,655	30,068

Total earning assets	$377,850	$359,583

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents pro-forma information as if the acquisition had occurred at the beginning of 2013. The pro-forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired, interest expense on trust preferred securities assumed, effect of redeeming preferred stock, and the related income tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates. The operating results of the Company for the three month period ended March 31, 2014 includes the operating results of Gulfstream since the acquisition date of January 17, 2014 and are omitted from the table below.

Three months ended	Mar 31, 2013
Net interest income	$27,779

Net income available to common shareholders	$5,388

EPS- basic	$0.15
EPS- diluted	$0.15

Measurement period adjustments

On January 17, 2014 the Company purchased Gulfstream. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. Based on appraisals received subsequent to the acquisition date, the Company adjusted its initial fair value estimates of certain other real estate owned acquired.

	Jan 17, 2014 (as initially reported)	measurement period adjustments	Jan 17, 2014 (as adjusted)
Assets:
Cash and cash equivalents	$102,278	$—	$102,278
Loans, held for investment	329,515		329,515
Purchased credit impaired loans	30,068		30,068
Loans held for sale	247		247
Investments	60,816		60,816
Interest receivable	1,087		1,087
Branch real estate	5,519		5,519
Furniture and fixtures	262		262
FHLB stock	885		885
Bank owned life insurance	4,939		4,939
Other real estate owned	3,365	(671)	2,694
Core deposit intangible	4,173		4,173
Goodwill	31,104	412	31,516
Other assets	11,002	259	11,261

Total assets acquired	$585,260	$—	$585,260

Liabilities:
Deposits	$478,999	$—	$478,999
Federal Home loan advances	5,708		5,708
Repurchase agreements	7,576		7,576
Interest payable	125		125
Official checks outstanding	826		826
Trust Preferred Security	6,745		6,745
Other liabilities	3,241		3,241

Total liabilities assumed	$503,220	$—	$503,220

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 9: Announced acquisitions

On January 29, 2014, the Company announced it entered into an Agreement and Plan of Merger (the “Agreement”) with First Southern Bancorp, Inc. (“First Southern”), whereby First Southern will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As soon as possible after the Merger, the Company’s wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState Bank”) and First Southern’s subsidiary bank, First Southern Bank, will merge with CenterState Bank as the surviving bank. Under the terms of the Agreement each outstanding share of First Southern common stock will be converted into the right to receive 0.3 shares of the Company’s common stock and $3.00 in cash. The Agreement has been unanimously approved by the boards of directors of the Company and First Southern. The transaction is expected to close during the summer of 2014 subject to the satisfaction of customary conditions, including receipt of all required regulatory approvals and the Company and First Southern’s shareholder approval.

First Southern Bank, which is headquartered in Boca Raton, Florida, currently operates 17 banking locations in the Orlando, Jacksonville, and West Palm Beach-Fort Lauderdale MSAs. As of December 31, 2013, First Southern reported assets of $1,093,256, loans of $635,492 and deposits of $882,732.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts presented herein are in thousands, except per share data,

or unless otherwise noted.)

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2014 AND DECEMBER 31, 2013

Overview

Our total assets and liabilities increased between March 31, 2014 and year end 2013 primarily due to the acquisition of Gulfstream Bancshares, Inc. and its banking subsidiary, Gulfstream Business Bank (collectively “Gulfstream”). We issued approximately 5.2 million common shares and acquired the outstanding stock options pursuant to the Gulfstream acquisition which added approximately $56,769 to our shareholders’ equity during the quarter. These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $220,261 at March 31, 2014 (approximately 7.3% of total assets) as compared to $174,889 at December 31, 2013 (approximately 7.2% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $617,143 at March 31, 2014 (approximately 20.5% of total assets) compared to $457,086 at December 31, 2013 (approximately 18.9% of total assets), an increase of $160,057 or 35.0%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings and Comprehensive Income. Securities purchased for this portfolio have primarily been various municipal securities. We held no securities in our trading securities portfolio as of March 31, 2014. A list of the activity in this portfolio is summarized below.

	Three month period ended Mar 31, 2014	Three month period ended Mar 31, 2013
Beginning balance	$—	$5,048
Purchases	28,809	61,878
Proceeds from sales	(28,836)	(67,072)
Net realized gain on sales	27	146

Ending balance	$—	$—

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

	Three month period ended Mar 31, 2014	Three month period ended Mar 31, 2013
Beginning balance	$1,010	$2,709
Acquired from Gulfstream	247	—
Loans originated	4,610	4,842
Proceeds from sales	(4,926)	(5,507)
Net realized gain on sales	76	87

Ending balance	$1,017	$2,131

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the three months ended March 31, 2014, were $1,764,647, or 70.7% of average earning assets, as compared to $1,420,227, or 70.4% of average earning assets, for the three month period ending March 31, 2013. Total loans at March 31, 2014 and December 31, 2013 were $1,815,634 and $1,474,179, respectively. This represents a loan to total asset ratio of 60.4% and 61.0% and a loan to deposit ratio of 71.0% and 71.7%, at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, we have total Purchased Credit Impaired (“PCI”) loans of $250,800 and non-PCI loans of $1,564,834. Approximately 88% of our PCI loans, or $219,733, are covered by FDIC loss sharing agreements related to the acquisitions of three failed financial institutions during the third quarter of 2010 and two during the first quarter of 2012. Subject to the terms of the loss sharing agreements, the FDIC is obligated to reimburse CenterState for 80% of losses with respect to the covered loans beginning with the first dollar of loss incurred. CenterState will reimburse the FDIC for its share of recoveries with respect to the covered loans. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and CenterState reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provide for FDIC loss sharing for five years and CenterState reimbursement to the FDIC for a total of eight years for recoveries. All of our PCI loans are accounted for pursuant to ASC Topic 310-30.

Total PCI loans increased by $19,379 during the quarter, which included $30,068 of PCI loans acquired on January 17th in the Gulfstream acquisition. Excluding the Gulfstream acquisition, our PCI loans decreased $10,689, or approximately 18.5% on an annualized basis. Of the $250,800 PCI loans outstanding at March 31, 2014 and accounted for pursuant to ASC Topic 310-30, $219,733 are covered by FDIC loss sharing agreements and $31,067 are not. A summary of the current quarters change in PCI loans outstanding is presented in the table below.

Balance at 12/31/13	$231,421
Acquisition of PCI loans from Gulfstream 1/17/14	30,068
Net change in PCI loans during the quarter	(10,689)

Balance at 3/31/14	$250,800

Non-PCI loans increased $322,076 during the quarter, which included $329,515 acquired on January 17th through the Gulfstream acquisition. Excluding the Gulfstream acquisition the Company’s non-PCI loans decreased $7,439 or approximately 2.4% on an annualized basis. A summary of the current quarter’s change in non-PCI loans outstanding is presented in the table below.

Balance at 12/31/13	$1,242,758
Acquisition of non-PCI loans from Gulfstream 1/17/14	329,515
Net change in non-PCI loans during the quarter	(7,439)

Balance at 3/31/14	$1,564,834

Total new loans originated during the quarter approximated $76.5 million, of which $58.6 million were funded. The weighted average interest rate on funded loans was approximately 4.54%. The graph below summarizes total loan production and funded loan production over the past nine quarters.

Although the production was lower in the first quarter of 2014 compared to the fourth quarter of 2013, the pipeline is $140 million at March 31, 2014 compared to $114 million at December 31, 2013.

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

Prior to allowance for loan losses, our total loans at March 31, 2014 is equal to $1,815,634. Of this amount, approximately 85% are collateralized by real estate, 12% are commercial non real estate loans and the remaining 3% are consumer and other non real estate loans. We have approximately $613,329 of single family residential loans which represents about 34% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 47% of our total loan portfolio. The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Mar 31, 2014	Dec 31, 2013
Loans, excluding PCI loans
Real estate loans
Residential	$495,450	$458,331
Commercial	736,406	528,710
Land, development and construction	60,726	62,503

Total real estate	1,292,582	1,049,544
Commercial	217,482	143,263
Consumer and other loans	54,205	49,547

Loans before unearned fees and deferred cost	1,564,269	1,242,354
Net unearned fees and costs	565	404

Total non-PCI loans	1,564,834	1,242,758
Allowance for loan losses	(18,913)	(19,694)

Non-PCI loans, net of allowance for loan losses	1,545,921	1,223,064

PCI loans (note 1)
Real estate loans
Residential	117,879	120,030
Commercial	112,558	100,012
Land, development and construction	11,144	6,381

Total real estate	241,581	226,423
Commercial	8,118	3,850
Consumer and other loans	1,101	1,148

Total PCI loans	250,800	231,421
Allowance for loan losses	(1,183)	(760)

PCI loans, net of allowance for loan losses	249,617	230,661

Total loans, net of allowance for loan losses	$1,795,538	$1,453,725

note 1:	Purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Included in our total PCI loans listed above, are loans covered by FDIC loss share agreements. The following table sets forth information concerning the loan portfolio by collateral types which are covered by FDIC loss sharing agreements and are included in total PCI loans above.

FDIC covered loans (note 1)	Mar 31, 2014	Dec 31, 2013
Real estate loans
Residential	$113,418	$120,030
Commercial	95,942	100,012
Land, development and construction	6,824	6,381

Total real estate	216,184	226,423
Commercial	3,549	3,850

Total FDIC covered loans	219,733	230,273
Allowance for loan losses	(1,183)	(760)

FDIC covered loans, net of allowance for loan losses	$218,550	$229,513

note 1:	FDIC covered loans included in our total PCI loans in the previous table above.

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

We maintain an allowance for loan losses that we believe is adequate to absorb probable losses incurred in our loan portfolio. The FDIC is obligated to reimburse us for 80% of losses incurred in our covered loan portfolio subject to the terms of our loss share agreements with the FDIC. Our PCI loans have been marked to fair value at their respective acquisition date, which considers an estimate of probable losses, and is evaluated for impairment on a pool basis on a quarterly basis, pursuant to ASC Topic 310-30.

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

The second component is a general allowance on all of the Company’s loans other than PCI loans and those identified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. The portfolio segments identified by the Company are residential loans, commercial real estate loans, construction and land development loans, commercial and industrial and consumer and other. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic, or qualitative, factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The third component consists of amounts reserved for purchased credit impaired loans. On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the PCI portfolio. The aggregate of these three components results in our total allowance for loan losses.

In the table below we have shown the components, as discussed above, of our allowance for loan losses at March 31, 2014 and December 31, 2013.

	Mar 31, 2014			Dec 31, 2013			increase (decrease)
	loan	ALLL		loan	ALLL		loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Non impaired loans	$1,218,614	$16,994	1.39%	$1,218,648	$17,883	1.47%	$(34)	$(889)	-8 bps
Gulfstream loans (note 1)	319,665	—	—%	—		—%	319,665	—
Impaired loans	26,555	1,919	7.23%	24,110	1,811	7.51%	2,445	108	-28 bps

Non-PCI loans	1,564,834	18,913	1.21%	1,242,758	19,694	1.58%	322,076	(781)	-37 bps
PCI loans (note 2)	250,800	1,183		231,421	760		19,379	423

Total loans	$1,815,634	$20,096	1.11%*	$1,474,179	$20,454	1.39%	$341,455	$(358)	-28 bps

*	The significant decrease in this ratio compared to the prior quarter end is primarily due to the addition of the Gulfstream loans.

note 1:	Loans acquired pursuant to the Company’s January 17, 2014 acquisition of Gulfstream Business Bank that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Because these loans were recorded at estimated fair value on January 17, 2014, no provision for loan loss was recorded related to these loans at March 31, 2014.

note 2:	Included in the $250,800 PCI loans at March 31, 2014 are $219,733 of loans that are covered by FDIC loss sharing arrangements. Of the remaining PCI loan amount, $29,966 were acquired pursuant to the Company’s January 17, 2014 acquisition of Gulfstream Business Bank and $1,101 are consumer loans acquired pursuant to FDIC assisted transactions of failed financial institutions that are not covered by FDIC loss sharing agreements.

The general loan loss allowance (non-impaired loans) decreased by a net amount of $889. This decrease was primarily due to the continued improvement in the local economy and real estate market, and the continued decline in the Company’s two year charge-off history. The Company’s other credit metrics, such as the levels of and trends in the Company’s non-performing loans, past-due loans and impaired loans were also considered when adjusting its qualitative factors, which ultimately increased the current two year historical loss factor ratios.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans. The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $1,454 to $26,555 ($24,636 when the $1,919 specific allowance is considered) from their legal unpaid principal balance outstanding of $28,009. In the aggregate, total impaired loans have been written down to approximately 88% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 78% of their legal unpaid principal balance. The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $30,689 at March 31, 2014) have been written down to approximately 82% of their legal unpaid principal balance.

Approximately $14,740 of the Company’s impaired loans (56%) are accruing performing loans. This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans, including those covered by FDIC loss sharing agreements, are accounted for pursuant to ASC Topic 310-30. PCI loan pools are evaluated for impairment each quarter. If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at March 31, 2014. However, we recognize that many factors can adversely impact various segments of the Company’s market and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Loans, excluding purchased credit impaired	Purchased credit impaired loans	Total
Three months ended March 31, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(1,160)	—	(1,160)
Recoveries of loans previously charged-off	843	—	843

Net charge-offs	(317)	—	(317)
(Recovery) provision for loan loss	(464)	423	(41)

Balance at end of period	$18,913	$1,183	$20,096

Three months ended March 31, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(1,231)	—	(1,231)
Recoveries of loans previously charged-off	163	—	163

Net charge-offs	(1,068)	—	(1,068)
Provision for loan losses	(334)	(26)	(360)

Balance at end of period	$22,631	$2,623	$25,254

Nonperforming loans and nonperforming assets

Non performing loans exclude PCI loans and are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, as defined above, as a percentage of total non-PCI loans, were 1.96% at March 31, 2014, compared to 2.18% at December 31, 2013.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $40,719 at March 31, 2014, compared to $33,636 at December 31, 2013. Non performing assets as a percentage of total assets were 1.35% at March 31, 2014, compared to 1.39% at December 31, 2013.

The following table sets forth information regarding the components of nonperforming assets at the dates indicated.

	Mar 31,	Dec 31,
	2014	2013
Non-accrual loans (note 1)	$30,689	$27,077
Past due loans 90 days or more and still accruing interest (note 1)	—	—

Total non-performing loans (NPLs) (note 1)	30,689	27,077
Other real estate owned (OREO) (note 1)	9,895	6,409
Repossessed assets other than real estate (note 1)	135	150

Total non-performing assets (NPAs) (note 1)	$40,719	$33,636

Total NPLs as a percentage of total loans (note 1)	1.96%	2.18%
Total NPAs as a percentage of total assets (note 1)	1.35%	1.39%
Loans past due between 30 and 89 days and accruing interest as a percentage of total loans (note 1)	0.77%	0.85%
Allowance for loan losses, excluding PCI loans	$18,913	$19,694
Allowance for loan losses as a percentage of NPLs (note 1)	62%	73%

note 1:	Excludes PCI loans and OREO covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of March 31, 2014 the Company had reported a total of 192 non accrual loans with an aggregate carrying value of $30,689 compared to December 31, 2013 when 191 non accrual loans with an aggregate book value of $27,077 were reported. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	Total amount in thousands of dollars	Percentage of total non accrual loans	Number of non accrual loans in category
Residential real estate	$12,859	42%	87
Commercial real estate	14,629	48%	40
Land, development, construction	1,136	4%	11
Commercial	1,582	5%	24
Consumer, other	483	1%	30

Total non accrual loans at March 31, 2014	$30,689	100%	192

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At March 31, 2014, total OREO was $23,787. Of this amount, $13,892 is covered by FDIC loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Company for 80% of losses with respect to the covered OREO beginning with the first dollar of loss incurred. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and the Company reimbursement to the FDIC for recoveries for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Company reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements is $9,895 at March 31, 2014. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income. OREO is further delineated in the table below.

(unaudited) Description of repossessed real estate	carrying amount at Mar 31, 2014
12 single family homes	$3,193
6 residential building lots	866
11 commercial buildings	2,031
Land / various acreages	3,805

Total, excluding OREO covered by FDIC loss share agreements	$9,895

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At March 31, 2014 we have identified a total of $26,555 impaired loans, excluding PCI loans. A specific valuation allowance of $1,919 has been attached to $10,931 of the total identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $26,555, has been partially charged down by $1,454 from their aggregate legal unpaid balance of $28,009. The table below summarizes impaired loan data for the periods presented.

	Mar 31, 2014	Dec 31, 2013
Impaired loans with a specific valuation allowance	$10,931	$9,454
Impaired loans without a specific valuation allowance	15,624	14,656

Total impaired loans	$26,555	$24,110
Amount of allowance for loan losses allocated to impaired loans	$1,919	$1,811
Performing TDRs	$12,649	$10,763
Non performing TDRs, included in NPLs	2,337	4,684

Total TDRs (TDRs are required to be included in impaired loans)	$14,986	$15,447
Impaired loans that are not TDRs	11,569	8,663

Total impaired loans	$26,555	$24,110

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of March 31, 2014, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $95,103 at March 31, 2014 compared to $96,619 at December 31, 2013, a decrease of $1,516 or 1.6%. This amount is the result of branch real estate transferred to held for sale of $6,973 prior to impairment charges of $2,326, $5,781 of bank premises and equipment acquired from the Gulfstream acquisition, other purchases net of disposals of $1,154 less $1,478 of depreciation expense.

Deposits

On January 17, 2014, we assumed $478,999 of deposits pursuant to the acquisition of Gulfstream, which included approximately $84,995 of time deposits. During the quarter, our total deposits increased by $502,473 (time deposits increased by $59,179 and non-time deposits increased by $443,294). The cost of interest bearing deposits in the current quarter decreased by 2bp to 33bps compared to the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) decreased by 2bps to 0.22% in the current quarter compared to 0.24% in the prior quarter. The table below summarizes the Company’s deposit mix over the dates indicated.

		% of		% of
	Mar 31, 2014	total	Dec 31, 2013	total
Demand - non-interest bearing	$838,764	33%	$644,915	31%
Demand - interest bearing	558,845	22%	483,842	24%
Savings deposits	234,908	9%	232,942	11%
Money market accounts	482,133	19%	309,657	15%
Time deposits	444,054	17%	384,875	19%

Total deposits	$2,558,704	100%	$2,056,231	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $26,116 at March 31, 2014 compared to $20,457 at December 31, 2013.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At March 31, 2014 we had $45,183 of correspondent bank deposits or federal funds purchased, compared to $29,909 at December 31, 2013.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At March 31, 2014 and December 31, 2013, there were no outstanding advances from the Federal Home Loan Bank.

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

Stockholders’ equity

Stockholders’ equity at March 31, 2014, was $333,164, or 11.1% of total assets, compared to $273,379, or 11.3% of total assets at December 31, 2013. The increase in stockholders’ equity was due to the following items:

$273,379	Total stockholders’ equity at December 31, 2013
53,150	Common stock issued in relation to Gulfstream acquisition
3,617	Gulfstream stock options converted to CenterState stock options
1,053	Net income during the period
(355)	Dividends paid on common shares, $0.01 per common share
1,128	Net increase in market value of securities available for sale, net of deferred taxes
909	Stock options exercised, including tax benefit
283	Employee equity based compensation

$333,164	Total stockholders’ equity at March 31, 2014

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2014, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at March 31, 2014 and December 31, 2013 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below. There is no threshold for “well-capitalized” status for bank holding companies.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2014
Total capital (to risk weighted assets)	$297,763	15.8%	$150,509	> 8%	$147,254
Tier 1 capital (to risk weighted assets)	277,667	14.8%	75,254	> 4%	202,413
Tier 1 capital (to average assets)	277,667	10.0%	111,336	> 4%	166,331
December 31, 2013
Total capital (to risk weighted assets)	$262,701	17.9%	$117,450	> 8%	$145,251
Tier 1 capital (to risk weighted assets)	244,323	16.6%	58,725	> 4%	185,598
Tier 1 capital (to average assets)	244,323	10.4%	94,182	> 4%	150,141

CenterState Bank of Florida, N.A.	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2014
Total capital (to risk weighted assets)	$260,206	13.9%	$187,521	> 10%	$72,685
Tier 1 capital (to risk weighted assets)	240,291	12.8%	112,512	> 6%	127,779
Tier 1 capital (to average assets)	240,291	8.7%	138,877	> 5%	101,414
December 31, 2013
Total capital (to risk weighted assets)	$213,744	14.6%	$146,277	> 10%	$67,467
Tier 1 capital (to risk weighted assets)	195,434	13.4%	87,766	> 6%	107,668
Tier 1 capital (to average assets)	195,434	8.3%	117,444	> 5%	77,990

In July 2013, the two federal banking regulatory agencies that have authority to regulate the Company’s capital resources and capital structure (the Board of Governors of the Federal Reserve System (FRB) and Federal Deposit Insurance Corporation (FDIC)) took action to finalize the application to the United States banking industry of new regulatory capital requirements that are established by the international banking framework commonly referred to as “Basel III” and to implement certain other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. As anticipated by management of the Company (see the related discussion included in Item 1 of the Company’s annual report on Form 10-K for the year 2013 filed in March 2014), these rules make significant changes to the U.S. bank regulatory capital framework, and generally increase capital requirements for banking organizations. However, in response to concerns expressed by community banks such as the Company, the final rules addressed previous concerns of community banks about the proposed rules’ regulatory capital treatment of trust preferred securities, unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income (“AOCI”) and mortgage risk weights. Therefore, although the Company has not yet had the opportunity to analyze the final rules in detail in order to determine their likely impact upon the Company, and although management does continue to believe that such requirements will in general increase the amount of capital that the Company and the Bank may be required to maintain under these new standards, the Company believes that its prior concerns regarding volatility and trust preferred securities have been favorably addressed by the final rules. The Company does not presently expect that any materially burdensome compliance efforts with these final capital rules will be required of us prior to January 1, 2015.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED March 31, 2014 AND 2013

Overview

We recognized net income of $1,053 or $0.03 per share basic and diluted for the three month period ended March 31, 2014, compared to net income of $4,576 or $0.15 per share basic and diluted for the same period in 2013. The largest differences between the two periods included:

•	merger and acquisition related expenses of $2,347 during the first quarter of 2014 related primarily to the Gulfstream acquisition and also included approximately $275 initial merger expenses related to the recently announced First Southern acquisition;

•	charges related to our January 2014 announcement of efficiency and enhanced profitability initiatives of $3,158 during the first quarter of 2014;

•	increase of $2,986 FDIC indemnification amortization between the two periods;

•	lower fixed income security sales revenue from our correspondent banking division of $3,004 between the two quarters; and,

•	the above negative impacts to our first quarter 2014 earnings compared to the first quarter of 2013 were partially offset by higher net interest income primarily due to the January 17, 2014 acquisition of Gulfstream.

These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $5,371 or 24% to $28,193 during the three month period ended March 31, 2014 compared to $22,822 for the same period in 2013. The $5,371 increase was the result of a $5,404 increase in interest income and a $33 increase in interest expense.

Interest earning assets averaged $2,494,608 during the three month period ended March 31, 2014 as compared to $2,018,231 for the same period in 2013, an increase of $476,377, or 23.6%. The yield on average interest earning assets decreased 6bps to 4.84% (5bps to 4.91% tax equivalent basis) during the three month period ended March 31, 2014, compared to 4.90% (4.96% tax equivalent basis) for the same period in 2013. The combined effects of the $476,377 increase in average interest earning assets and the 6bps (5bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $5,404 ($5,521 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,748,146 during the three month period ended March 31, 2014 as compared to $1,544,529 for the same period in 2013, an increase of $203,617, or 13.2%. The cost of average interest bearing liabilities decreased 4bps to 0.37% during the three month period ended March 31, 2014, compared to 0.41% for the same period in 2013. The combined effects of the $203,617 increase in average interest bearing liabilities and the 4bps decrease in cost of average interest bearing liabilities resulted in the $33 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2014 and 2013 on a tax equivalent basis.

	Three months ended March 31,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$1,513,060	$17,727	4.75%	$1,133,046	$13,718	4.91%
PCI loans (note 9)	251,587	8,231	13.27%	287,181	7,827	11.05%
Securities- taxable	492,766	3,478	2.86%	417,185	2,389	2.32%
Securities- tax exempt (note 8)	39,280	511	5.28%	43,043	533	5.02%
Fed funds sold and other (note 3)	197,915	239	0.49%	137,776	198	0.58%

Total interest earning assets	2,494,608	30,186	4.91%	2,018,231	24,665	4.96%
Allowance for loan losses	(20,970)			(26,782)
All other assets	396,123			398,334

Total assets	$2,869,761			$2,389,783

Interest bearing deposits (note 4)	1,653,806	1,337	0.33%	1,462,511	1,383	0.38%
Fed funds purchased	41,999	6	0.06%	44,662	5	0.05%
Other borrowings (note 5)	29,768	23	0.31%	20,381	18	0.36%
Corporate debenture (note 10)	22,573	223	4.01%	16,975	150	3.58%

Total interest bearing liabilities	1,748,146	1,589	0.37%	1,544,529	1,556	0.41%
Demand deposits	767,926			545,579
Other liabilities	30,389			25,200
Stockholders’ equity	323,300			274,475

Total liabilities and stockholders’ equity	$2,869,761			$2,389,783

Net interest spread (tax equivalent basis) (note 6)			4.54%			4.55%

Net interest income (tax equivalent basis)		$28,597			$23,109

Net interest margin (tax equivalent basis) (note 7)			4.65%			4.64%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $43 and $46 for the three month periods ended March 31, 2014 and 2013.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.

note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($155) and ($179) for the three month periods ended March 31, 2014 and 2013.
note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
note 7:	Represents net interest income divided by total interest earning assets.
note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $44 and $6 for the three month periods ended March 31, 2014 and 2013.

Provision for loan losses

The provision for loan losses increased $319 to a negative provision of $(41) during the three month period ending March 31, 2014 compared to a negative provision of $(360) for the comparable period in 2013. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2014 was $5,760 compared to $10,279 for the comparable period in 2013. This decrease was the result of the following components listed in the table below.

			$	%
	Mar 31,	Mar 31,	increase	increase
Three month period ending:	2014	2013	(decrease)	(decrease)
Income from correspondent banking and bond sales division	$3,136	$6,140	$(3,004)	(48.9%)
Other correspondent banking related revenue	795	865	(70)	(8.1%)
Wealth management related revenue	1,217	1,070	147	13.7%
Service charges on deposit accounts	2,262	1,819	443	24.4%
Debit, prepaid, ATM and merchant card related fees	1,506	1,285	221	17.2%
BOLI income	352	339	13	3.8%
Other service charges and fees	409	302	107	35.4%
Gain on sale of securities	—	30	(30)	(100.0%)

Subtotal	$9,677	$11,850	$(2,173)	(18.3%)
FDIC indemnification asset-amortization(see explanation below)	(5,185)	(2,199)	(2,986)	135.8%
FDIC indemnification income	1,268	628	640	101.9%

Total non-interest income	$5,760	$10,279	$(4,519)	(44.0%)

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

At March 31, 2014, the total IA on our Condensed Consolidated Balance Sheet was $64,719. Of this amount, we expect to receive reimbursements from the FDIC of approximately $30,805 related to future estimated losses, and expect to write-off approximately $33,914 for previously estimated losses that are no longer expected. The $33,914 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At March 31, 2014, the $33,914 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Year		Year
2014 (9 months)	37.4%	2018	5.3%
2015	25.2%	2019	4.6%
2016	16.6%	2020 thru 2021	4.0%

2017	6.9%	Total	100.0%

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

Income from correspondent banking and bond sales division means the spread earned from buying and selling fixed income securities among our correspondent bank customers. We do not take a position in the transaction, but merely earn a spread for facilitating it. Gross revenue depends on the amount of sales volume, which is volatile from period to period. Sales volume was substantially less in the current quarter compared to the first quarter of 2013. The decrease in volume is likely due to recent increases in market interest rates thereby causing unrealized losses in our correspondent bank customers’ securities portfolios. Many of our correspondent bank customers may be reluctant to execute sales and realize the loss if there are other possible strategies they can use which is likely a primary contributing factor to reduced sales volume.

Non-interest expense

Non-interest expense for the three months ended March 31, 2014 increased $5,313, or 19.6%, to $32,403, compared to $27,090 for the same period in 2013. Components of our non-interest expenses are listed in the table below.

			$	%
	Mar 31,	Mar 31,	increase	increase
Three month period ending:	2014	2013	(decrease)	(decrease)
Employee salaries and wages	$11,873	$12,665	$(792)	(6.3%)
Employee incentive/bonus compensation	1,238	1,094	144	13.2%
Employee stock based compensation	187	146	41	28.1%
Employer 401K matching contributions	360	367	(7)	(1.9%)
Deferred compensation expense	107	141	(34)	(24.1%)
Health insurance and other employee benefits	987	951	36	3.8%
Payroll taxes	1,120	1,017	103	10.1%
Other employee related expenses	258	296	(38)	(12.8%)
Incremental direct cost of loan origination	(449)	(437)	(12)	(2.8%)

Total salaries, wages and employee benefits	15,681	16,240	(559)	(3.4%)

Loss (gain) on sale of OREO	(30)	76	(106)	(139.5%)
Loss (gain) on sale of FDIC covered OREO	107	(77)	184	239.0%
Valuation write down (recovery) of OREO	70	342	(272)	(79.5%)
Valuation write down of FDIC covered OREO	950	645	305	47.3%
Loss on repossessed assets other than real estate	(2)	242	(244)	(100.8%)
Loan put back expense	—	4	(4)	(100.0%)
Foreclosure and repossession related expenses	485	441	44	10.0%
Foreclosure and repo expense, FDIC (note 1)	244	348	(104)	(29.9%)

Total credit related expenses	1,824	2,021	(197)	(9.8%)

Occupancy expense	1,960	1,892	68	3.6%
Depreciation of premises and equipment	1,478	1,497	(19)	(1.3%)
Supplies, stationary and printing	227	288	(61)	(21.2%)
Marketing expenses	620	528	92	17.4%
Data processing expense	1,039	884	155	17.5%
Legal, auditing and other professional fees	775	783	(8)	(1.0%)
Bank regulatory related expenses	631	581	50	8.6%
Postage and delivery	268	285	(17)	(6.0%)
Debit, prepaid, ATM and merchant card related expenses	474	525	(51)	(9.5%)
CDI and Trust intangible amortization	376	306	70	22.5%
Internet and telephone banking	378	224	154	68.9%
Put-back option amortization	—	37	(37)	(100.0%)
Operational write-offs and losses	36	16	20	125.0%
Correspondent accounts and Federal Reserve charges	135	109	26	23.9%
Conferences/Seminars/Education/Training	100	153	(53)	(34.6%)
Director fees	115	102	13	12.8%
Travel expenses	65	74	(9)	(12.2%)
Other expenses	716	545	171	31.4%

Subtotal	26,898	27,090	(192)	(0.7%)
Merger, acquisition and conversion related expenses	2,347	—	2,347	100.0%
Branch closure and efficiency initiatives	3,158	—	3,158	100.0%

Total non-interest expense	$32,403	$27,090	$5,313	19.6%

note 1: These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Merger, acquisition and conversion expenses listed above relate primarily to our January 17, 2014 acquisition of Gulfstream, and also includes approximately $275 initial merger expenses related to our recently announced acquisition of First Southern, which we expect to close this summer. The Gulfstream acquisition added four branches and additional back office expenses during the first quarter of 2014. We converted Gulfstream’s core systems to ours on February 14, 2014, and as such we expect additional efficiencies in the second quarter.

Branch closure and efficiency initiatives expenses listed above relate to our announcement in January 2014. During April 2014 we consolidated and closed 7 branches and one standalone drive-thru facility (which the banking regulators count as a branch). Five of the seven branch office locations (real estate) were transferred to held-for-sale. We also restructured residential lending, credit administration, portfolio management divisions, wealth management department, correspondent unit and certain other retail platform staffing. The $3,158 charges listed in the table above was primarily a result of impairment charges on the real estate transferred to held-for-sale and severance payments related to reduction in force. The expense saves from these efficiency initiatives will be phased in through the first quarter of 2015 as discussed and illustrated in the table included in our Form 8-K, and related fourth quarter earnings release, filed on January 29, 2014.

Provision for income taxes

We recognized an income tax provision for the three months ended March 31, 2014 of $538 on pre-tax income of $1,591 (an effective tax rate of 33.8%) compared to an income tax provision of $1,795 on pre-tax income of $6,371 (an effective tax rate of 28.2%) for the comparable quarter in 2013.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2013. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2014. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December  31, 2013 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item  4. [Removed and Reserved]

Item 5. Other Information

Merger Related Litigation

On April 24, 2014, a class action complaint was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida against First Southern Bancorp, Inc. (“First Southern”), its directors and CenterState challenging the merger of First Southern with CenterState. Among other things, the complaint alleges that the First Southern directors breached their fiduciary duties to First Southern and its shareholders by agreeing to the proposed merger. Plaintiffs seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting consummation of the merger, recession, damages and attorneys’ fees and costs and other further relief. While CenterState believes that the suit is without merit and intends to vigorously defend its interest, it is not possible to predict the outcome of the proceeding or its impact on CenterState.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: May 6, 2014	By:	/s/ Ernest S. Pinner
Ernest S. Pinner Chairman, President and Chief Executive Officer

Date: May 6, 2014	By:	/s/ James J. Antal
James J. Antal Senior Vice President and Chief Financial Officer