Form 10-Q
period 2014-06-30
CenterState Banks, Inc.
filed 2014-08-05
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	45,034,032 shares
(class)	Outstanding at July 31, 2014

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$25,043	$21,581
Federal funds sold and Federal Reserve Bank deposits	490,966	153,308

Cash and cash equivalents	516,009	174,889
Trading securities, at fair value	89	—
Investment securities available for sale, at fair value	542,149	457,086
Loans held for sale, at lower of cost or fair value	1,596	1,010
Loans, excluding purchased credit impaired	2,042,149	1,242,758
Purchased credit impaired loans	353,870	231,421
Allowance for loan losses	(19,200)	(20,454)

Net Loans	2,376,819	1,453,725
Bank premises and equipment, net	98,623	96,619
Accrued interest receivable	8,216	6,337
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,176	8,189
Goodwill	76,981	44,924
Core deposit intangible	15,724	4,958
Trust intangible	1,070	1,158
Bank owned life insurance	57,485	49,285
Other repossessed real estate owned covered by FDIC loss share agreements	30,698	19,111
Other repossessed real estate owned	12,123	6,409
FDIC indemnification asset	61,311	73,877
Deferred income tax asset, net	53,175	5,296
Bank property held for sale	13,168	1,582
Prepaid expense and other assets	19,170	11,556

TOTAL ASSETS	$3,901,582	$2,416,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$1,023,285	$644,915
Demand - interest bearing	589,573	483,842
Savings and money market accounts	982,172	542,599
Time deposits	526,313	384,875
Deposits held for sale	185,646	—

Total deposits	3,306,989	2,056,231
Securities sold under agreement to repurchase	33,619	20,457
Federal funds purchased	43,080	29,909
Corporate debentures	23,829	16,996
Accrued interest payable	411	333
Payables and accrued expenses	54,196	18,706

Total liabilities	3,462,124	2,142,632
Stockholders’ equity:
Common stock, $.01 par value: 100,000,000 shares authorized; 45,022,780 and 30,112,475 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	450	301
Additional paid-in capital	388,113	229,544
Retained earnings	49,303	48,018
Accumulated other comprehensive income ( loss)	1,592	(4,484)

Total stockholders’ equity	439,458	273,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,901,582	$2,416,011

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest income:
Loans	$28,509	$21,790	$54,238	$43,225
Investment securities available for sale:
Taxable	3,809	2,097	7,286	4,485
Tax-exempt	337	372	674	729
Federal funds sold and other	424	228	663	426

	33,079	24,487	62,861	48,865

Interest expense:
Deposits	1,523	1,330	2,860	2,713
Securities sold under agreement to repurchase	56	21	79	39
Federal funds purchased	5	6	11	11
Corporate debentures	238	150	461	300

	1,822	1,507	3,411	3,063

Net interest income	31,257	22,980	59,450	45,802
Provision for loan losses	(106)	1,374	(147)	1,014

Net interest income after loan loss provision	31,363	21,606	59,597	44,788

Non interest income:
Income from correspondent bank capital markets division	4,192	4,904	7,340	11,044
Other correspondent banking related revenue	1,093	705	1,876	1,570
Service charges on deposit accounts	2,333	2,081	4,595	3,900
Debit, prepaid, ATM and merchant card related fees	1,495	1,342	3,001	2,627
Wealth management related revenue	1,104	1,130	2,321	2,200
FDIC indemnification income	421	1,396	1,689	2,024
FDIC indemnification asset amortization	(5,006)	(3,272)	(10,191)	(5,471)
Bank owned life insurance income	356	338	708	677
Other service charges and fees	338	231	747	533
Net gain on sale of securities available for sale	46	1,008	46	1,038

Total other income	6,372	9,863	12,132	20,142

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Non interest expense:
Salaries, wages and employee benefits	17,185	15,234	32,866	31,474
Occupancy expense	2,479	1,942	4,439	3,834
Depreciation of premises and equipment	1,563	1,455	3,041	2,952
Supplies, stationary and printing	334	285	561	573
Marketing expenses	619	586	1,239	1,114
Data processing expense	1,306	912	2,345	1,796
Legal, audit and other professional fees	1,376	844	2,151	1,627
Core deposit intangible (CDI) amortization	472	250	803	503
Postage and delivery	365	267	633	552
ATM and debit card related expenses	468	428	942	939
Bank regulatory expenses	753	635	1,384	1,216
Loss on sale of repossessed real estate (“OREO”)	379	563	456	562
Valuation write down of repossessed real estate (“OREO”)	885	1,680	1,905	2,667
Loss on repossessed assets other than real estate	19	104	17	346
Foreclosure related expenses	1,092	787	1,821	1,580
Merger and acquisition related expenses	4,897	—	7,244	—
Branch closure and efficiency initiatives	29	—	3,187	—
Other expenses	1,932	1,401	3,522	2,728

Total other expenses	36,153	27,373	68,556	54,463

Income before provision for income taxes	1,582	4,096	3,173	10,467
Provision for income taxes	545	1,338	1,083	3,133
Net income	$1,037	$2,758	$2,090	$7,334
Other comprehensive income, net of tax:
Unrealized securities holding (loss) gain, net of income taxes	$4,976	$(6,799)	$6,104	$(8,611)
Less: reclassified adjustments for gain included in net income, net of income taxes, of $18, $388, $18, and $400, respectively	(28)[1]	(620)[1]	(28)[1]	(638)[1]

Net unrealized (loss) gain on available for sale securities, net of income taxes	4,948	(7,419)	6,076	(9,249)
Total comprehensive income (loss)	$5,985	$(4,661)	$8,166	$(1,915)

Earnings per share:
Basic	$0.03	$0.09	$0.06	$0.24
Diluted	$0.03	$0.09	$0.06	$0.24
Common shares used in the calculation of earnings per share:
Basic	38,665,018	30,098,853	36,576,622	30,094,315
Diluted	39,051,230	30,161,241	36,980,234	30,155,780

(1)	Amounts are included in net gain on sale of securities available for sale in total non interest income. Provision for income taxes associated with the reclassification adjustment for the three and six month periods ended June 30, 2014 and 2013 was $18, $388, $18, and $400, respectively.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2014 and 2013 (unaudited)

(in thousands of dollars, except per share data)

	Number of common shares	Common stock	Additional paid in capital	Retained earnings	Accumulated Other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2013	30,079,767	$301	$228,952	$36,979	$7,299	$273,531
Net income				7,334		7,334
Unrealized holding loss on available for sale securities, net of deferred income tax of $5,808					(9,249)	(9,249)
Dividends paid - common ($0.02 per share)				(602)		(602)
Stock grants issued	24,503		250			250
Stock based compensation expense			152			152

Balances at June 30, 2013	30,104,270	$301	$229,354	$43,711	$(1,950)	$271,416

Balances at January 1, 2014	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379
Net income				2,090		2,090
Unrealized holding gain on available for sale securities, net of deferred income tax of $3,816					6,076	6,076
Dividends paid - common ($0.02 per share)				(805)		(805)
Stock grants issued	26,656		274			274
Stock based compensation expense			144			144
Stock options exercised, including tax benefit	211,684	2	892			894
Stock issued pursuant to Gulfstream acquisition	5,195,541	52	53,098			53,150
Stock options acquired and converted pursuant to Gulfstream acquisition			3,617			3,617
Stock issued pursuant to First Southern acquisition	9,476,424	95	100,544			100,639

Balances at June 30, 2014	45,022,780	$450	$388,113	$49,303	$1,592	$439,458

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,090	$7,334
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(147)	1,014
Depreciation of premises and equipment	3,041	2,952
Accretion of purchase accounting adjustments	(17,159)	(15,866)
Net amortization of investment securities	2,840	3,725
Net deferred loan origination fees	(412)	(456)
Gain on sale of securities available for sale	(46)	(1,038)
Trading securities revenue	(69)	(131)
Purchases of trading securities	(65,234)	(129,249)
Proceeds from sale of trading securities	65,214	134,428
Repossessed real estate owned valuation write down	1,905	2,667
Loss on sale of repossessed real estate owned	456	562
Repossessed assets other than real estate valuation write down	17	52
Loss on sale of repossessed assets other than real estate	—	294
Gain on sale of loans held for sale	(183)	(170)
Loans originated and held for sale	(10,991)	(10,887)
Proceeds from sale of loans held for sale	10,835	12,006
Gain on disposal of and or sale of fixed assets	(11)	—
Gain on disposal of bank property held for sale	—	(31)
Impairment on bank property held for sale	2,506	—
Deferred income taxes	(639)	2,184
Stock based compensation expense	369	289
Bank owned life insurance income	(708)	(677)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	2,480	6,905
Net change in accrued interest payable, accrued expense, and other liabilities	179	(680)

Net cash (used in)/provided by operating activities	(3,667)	15,227

Cash flows from investing activities:
Purchases of investment securities available for sale	—	(31,133)
Purchases of mortgage backed securities available for sale	(176,584)	(183,002)
Purchases of FRB/FHLB stock	(3,580)	—
Proceeds from maturities of investment securities available for sale	—	165
Proceeds from called investment securities available for sale	1,355	3,670
Proceeds from pay-downs of mortgage backed securities available for sale	39,036	57,515
Proceeds from sales of investment securities available for sale	62,111	31,201
Proceeds from sales of mortgage backed securities available for sale	261,426	37,691
Proceeds from sales of FHLB and FRB stock	1,054	1,570
Net (increase) decrease in loans	46,263	(2,589)
Cash received from FDIC loss sharing agreements	7,510	28,371
Purchases of premises and equipment, net	1,218	(1,517)
Proceeds from sale of repossessed real estate	14,262	12,095
Proceeds from sale of fixed assets	56	13
Proceeds from sale of bank property held for sale	—	931
Net cash from bank acquisitions	130,497	—

Net cash provided by investing activities	384,624	(45,019)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Six months ended June 30,
	2014	2013
Cash flows from financing activities:
Net decrease in deposits	(80,473)	(20,239)
Net increase in securities sold under agreement to repurchase	5,586	3,098
Net increase in federal funds purchased	13,171	14,342
Net in other borrowings	(5,708)	—
Net increase in payable to shareholders for acquisitions	27,527	—
Stock options exercised, including tax benefit	894	—
Dividends paid	(805)	(602)

Net cash provided by financing activities	(39,837)	(3,401)

Net (decrease)increase in cash and cash equivalents	341,120	(33,193)
Cash and cash equivalents, beginning of period	174,889	136,748

Cash and cash equivalents, end of period	$516,009	$103,555

Transfer of loans to other real estate owned	$8,046	$15,667

Transfers of bank property to held for sale	$4,647	$—

Cash paid during the period for:
Interest	$3,824	$3,485

Income taxes	$5,462	$783

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of Operations and basis of presentation

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and our wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState”), and our non bank subsidiary, R4ALL, Inc. Our subsidiary bank operates through 68 full service banking locations in 21 counties throughout Florida, providing traditional deposit and lending products and services to its commercial and retail customers. Ten of our 68 branches are scheduled to be closed in September 2014. The deposits from 6 and the real estate from 5 have been sold to an unrelated commercial bank. The remaining 4 will be consolidated into existing CenterState branches. R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from our subsidiary bank and manage their eventual disposition.

In addition, we also operate a correspondent banking and capital markets division. The division is integrated with and part of our subsidiary bank located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia and Winston Salem, North Carolina. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales. The second category includes correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits. The third revenue generating category includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. In our opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month and six month periods ended June 30, 2014 are not necessarily indicative of the results expected for the full year.

Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior periods net income or shareholders’ equity.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. Average stock options outstanding that were anti dilutive during the three and six month periods ending June 30, 2014 and 2013 were 973,875, 989,105, 1,121,942 and 1,126,478 respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$1,037	$2,758	$2,090	$7,334
Denominator:
Denominator for basic earnings per share - weighted-average shares	38,665,018	30,098,853	36,576,622	30,094,315
Effect of dilutive securities:
Stock options and stock grants	386,212	62,388	403,612	61,465

Denominator for diluted earnings per share - adjusted weighted-average shares	39,051,230	30,161,241	36,980,234	30,155,780

Basic earnings per share	$0.03	$0.09	$0.06	$0.24
Diluted earnings per share	$0.03	$0.09	$0.06	$0.24

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

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
at June 30, 2014
Assets:
Trading securities	$89	—	$89	—
Available for sale securities
U.S. government sponsored entities and agencies	4	—	4	—
Mortgage backed securities	502,590	—	502,590	—
Municipal securities	39,555	—	39,555	—
Interest rate swap derivatives	3,467	—	3,467	—
Liabilities:
Interest rate swap derivatives	3,796	—	3,796	—
at December 31, 2013
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. government sponsored entities and agencies	4	—	4	—
Mortgage backed securities	416,881	—	416,881	—
Municipal securities	40,201	—	40,201	—
Interest rate swap derivatives	2,603	—	2,603	—
Liabilities:
Interest rate swap derivatives	2,496	—	2,496	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
	Carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)
at June 30, 2014
Assets:
Impaired loans
Residential real estate	$3,184	—	—	$3,184
Commercial real estate	6,058	—	—	6,058
Land, land development and construction	1,248	—	—	1,248
Commercial	683	—	—	683
Consumer	150	—	—	150
Other real estate owned
Residential real estate	$1,599	—	—	$1,599
Commercial real estate	3,741	—	—	3,741
Land, land development and construction	1,913	—	—	1,913
Bank property held for sale	6,049	—	—	6,049
at December 31, 2013
Assets:
Impaired loans
Residential real estate	$3,191	—	—	$3,191
Commercial real estate	7,515	—	—	7,515
Land, land development and construction	290	—	—	290
Commercial	731	—	—	731
Consumer	157	—	—	157
Other real estate owned
Residential real estate	$27	—	—	$27
Commercial real estate	3,837	—	—	3,837
Land, land development and construction	3,949	—	—	3,949
Bank owned real estate held for sale	1,582	—	—	1,582

Impaired loans with specific valuation allowances and/or partial charge-offs had a recorded investment of $12,796 with a valuation allowance of $1,473, at June 30, 2014, and a recorded investment of $13,528, with a valuation allowance of $1,644, at December 31, 2013. The Company recorded a provision for loan loss expense of $181 and $359 on these loans during the three and six month periods ending June 30, 2014.

Other real estate owned had a decline in fair value of $885, $1,905, $1,680 and $2,667 during the three and six month periods ending June 30, 2014 and 2013, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated to other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank owned property held for sale. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon comparative sales data provided by real estate brokers. The Company closed eight bank branch offices in April 2014, seven owned by the Company and one leased. Five of the properties owned by the Company were transferred to held-for-sale, the remaining two are being used as loan production offices, back office support staff offices and a portion of the second floor of one of the buildings is leased to an existing tenant. The Company recognized an impairment charge of $-0- and $2,326 during the three and six month periods ending June 30, 2014 related to the transfer to held-for-sale. Also during the first quarter of 2014, the Company recognized an additional impairment of $180 on a property previously transferred to held-for-sale in 2012.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Deposits held for sale: The fair value disclosed is based on the contracted price for the sale of these deposits resulting in a Level 2 classification.

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

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at June 30, 2014	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$516,009	$516,009	$—	$—	$516,009
Trading securities	89	—	89	—	89
Investment securities available for sale	542,149	—	542,149	—	542,149
FHLB and FRB stock	17,176	—	—	—	n/a
Loans held for sale	1,596	—	1,596	—	1,596
Loans, less allowance for loan losses of $19,200	2,376,819	—	—	2,383,572	2,383,572
FDIC indemnification asset	61,311	—	—	—	n/a
Interest rate swap derivatives	3,467	—	3,467	—	3,467
Accrued interest receivable	8,216	—	—	8,216	8,216
Financial liabilities:
Deposits- without stated maturities	$2,595,030	$2,595,030	$—	$—	$2,595,030
Deposits- with stated maturities	526,313	—	529,428	—	529,428
Deposits held for sale	185,646	—	185,646	—	185,646
Securities sold under agreement to repurchase	33,619	—	33,619	—	33,619
Federal funds purchased	43,080	—	43,080	—	43,080
Corporate debentures	23,829	—	—	19,888	19,888
Interest rate swap derivatives	3,796	—	3,796	—	3,796
Accrued interest payable	411	—	411	—	411

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

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and six month periods ending June 30, 2014 and 2013.

Three month period ending June 30, 2014

	Commercial and retail banking	Correspondent banking and capital markets division	Corporate overhead and administration	Elimination entries	Total
Interest income	$32,333	$746	$—		$33,079
Interest expense	(1,578)	(6)	(238)		(1,822)

Net interest income (expense)	30,755	740	(238)		31,257
Recovery of prior loan loss provision	106	—	—		106
Non interest income	1,087	5,285	—		6,372
Non interest expense	(30,215)	(5,063)	(875)		(36,153)

Net income (loss) before taxes	1,733	962	(1,113)		1,582
Income tax (provision) benefit	(589)	(371)	415		(545)

Net income (loss)	$1,144	$591	$(698)		$1,037

Total assets	$3,716,281	$173,516	$495,677	$(483,892)	$3,901,582

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Six month period ending June 30, 2014

	Commercial and retail banking	Correspondent banking and capital markets division	Corporate overhead and administration	Elimination entries	Total
Interest income	$61,403	$1,458	$—		$62,861
Interest expense	(2,939)	(11)	(461)		(3,411)

Net interest income (expense)	58,464	1,447	(461)		59,450
Recovery of prior loan loss provision	147	—	—		147
Non interest income	2,916	9,216	—		12,132
Non interest expense	(57,382)	(9,441)	(1,733)		(68,556)

Net income (loss) before taxes	4,145	1,222	(2,194)		3,173
Income tax (provision) benefit	(1,438)	(471)	826		(1,083)

Net income (loss)	$2,707	$751	$(1,368)		$2,090

Total assets	$3,716,281	$173,516	$495,677	$(483,892)	$3,901,582

Three month period ending June 30, 2013

	Commercial and retail banking	Correspondent banking and capital markets division	Corporate overhead and administration	Elimination entries	Total
Interest income	$23,875	$612	$—	—	$24,487
Interest expense	(1,352)	(5)	(150)	—	(1,507)

Net interest income (expense)	22,523	607	(150)	—	22,980
Provision for loan losses	(1,374)	—	—	—	(1,374)
Non interest income	4,254	5,609	—	—	9,863
Non interest expense	(21,212)	(5,363)	(798)	—	(27,373)

Net income before taxes	4,191	853	(948)	—	4,096
Income tax (provision) benefit	(1,368)	(329)	359	—	(1,338)

Net income (loss)	$2,823	$524	$(589)	—	$2,758

Total assets	$2,201,379	$150,679	$293,127	$(289,832)	$2,355,353

Six month period ending June 30, 2013

	Commercial and retail banking	Correspondent banking and capital markets division	Corporate overhead and administration	Elimination entries	Total
Interest income	$47,473	$1,392	$—	—	$48,865
Interest expense	(2,752)	(11)	(300)	—	(3,063)

Net interest income	44,721	1,381	(300)	—	45,802
Provision for loan losses	(1,014)	—	—	—	(1,014)
Non interest income	7,528	12,614	—	—	20,142
Non interest expense	(41,297)	(11,438)	(1,728)	—	(54,463)

Net income before taxes	9,938	2,557	(2,028)	—	10,467
Income tax (provision) benefit	(3,066)	(986)	919	—	(3,133)

Net income (loss)	$6,872	$1,571	$(1,109)	—	$7,334

Total assets	$2,201,379	$150,679	$293,127	$(289,832)	$2,355,353

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through its subsidiary bank and a non bank subsidiary, R4ALL, with 68 full service banking locations in 21 counties throughout Florida providing traditional deposit and lending products and services to its commercial and retail customers.

Correspondent banking and capital markets division: Operating as a division of our subsidiary bank, its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services. The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions primarily located in Southeastern United States.

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

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$4	$—	$—	$4
Mortgage backed securities	501,286	6,494	5,190	502,590
Municipal securities	38,267	1,428	140	39,555

Total	$539,557	$7,922	$5,330	$542,149

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government sponsored entities and agencies	$4	$—	$—	$4
Mortgage backed securities	424,654	4,623	12,396	416,881
Municipal securities	39,728	921	448	40,201

Total	$464,386	$5,544	$12,844	$457,086

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2014 were securities acquired through the Gulfstream acquisition and the securities sold during the second quarter of 2014 included the securities acquired through the First Southern acquisition. These acquired securities were marked to fair value and subsequently sold after the acquisition date, therefore no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the six months ended June 30, 2014 and 2013 were as follows:

For the six months ended:	June 30, 2014	June 30, 2013
Proceeds	$323,542	$68,892
Gross gains	1,175	1,038
Gross losses	1,129	—

The tax provision related to these net realized gains was $18 and $400, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of available for sale securities at June 30, 2014 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Investment securities available for sale:	Fair Value	Amortized Cost
Due in one year or less	$584	$579
Due after one year through five years	2,129	2,017
Due after five years through ten years	14,358	13,878
Due after ten years through thirty years	22,488	21,797
Mortgage backed securities	502,590	501,286

Total	$542,149	$539,557

Securities pledged at June 30, 2014 and December 31, 2013 had a carrying amount (estimated fair value) of $145,760 and $108,528 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	$16,877	$115	$144,279	$5,075	$161,156	$5,190
Municipal securities	—	—	3,845	140	3,845	140

Total temporarily impaired securities	$16,877	$115	$148,124	$5,215	$165,001	$5,330

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	$239,641	$10,221	$18,793	$2,175	$258,434	$12,396
Municipal securities	7,603	333	1,010	115	8,613	448

Total temporarily impaired securities	$247,244	$10,554	$19,803	$2,290	$267,047	$12,844

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At June 30, 2014, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2014	Dec 31, 2013
Total loans that are not PCI loans
Real estate loans
Residential	$563,293	$458,331
Commercial	1,091,660	528,710
Land, development and construction	78,444	62,503

Total real estate	1,733,397	1,049,544
Commercial	251,741	143,263
Consumer and other loans	56,191	49,547

Loans before unearned fees and deferred cost	2,041,329	1,242,354
Net unearned fees and costs	820	404

Total loans that are not PCI loans	2,042,149	1,242,758

Total PCI loans (note 1)
Real estate loans
Residential	119,005	120,030
Commercial	195,157	100,012
Land, development and construction	27,885	6,381

Total real estate	342,047	226,423
Commercial	10,759	3,850
Consumer and other loans	1,064	1,148

Total PCI loans	353,870	231,421

Allowance for loan losses for loans that are not PCI loans	(18,240)	(19,694)
Allowance for loan losses for PCI loans	(960)	(760)

Total loans, net of allowance for loan losses	$2,376,819	$1,453,725

note 1: Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following sets forth the covered FDIC loans included in the table above.

	June 30, 2014	Dec 31, 2013
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$6,457	$—
Commercial	35,668	—
Land, development and construction	857	—

Total real estate	42,982	—
Commercial	459	—
Consumer and other loans	—	—

FDIC covered loans, excluding PCI loans	43,441	—

FDIC covered PCI loans (note 1)
Real estate loans
Residential	115,306	120,030
Commercial	166,932	100,012
Land, development and construction	20,509	6,381

Total real estate	302,747	226,423
Commercial	5,184	3,850
Consumer and other loans	—	—

Total FDIC covered PCI loans	307,931	230,273

Allowance for loan losses for FDIC covered loans that are not PCI loans	—	—
Allowance for loans losses for FDIC covered PCI loans	(960)	(760)

Total covered loans, net of allowance for loan losses	$350,412	$229,513

note 1: Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

The Company acquired FDIC covered loans that are not PCI loans pursuant to the acquisition of FSB on June 1, 2014. Prior to the FSB acquisition, the Company’s FDIC covered loans were all PCI loans.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2014
Balance at beginning of period	$18,913	$1,183	$20,096
Loans charged-off	(902)	—	(902)
Recoveries of loans previously charged-off	112	—	112

Net charge-offs	(790)	—	(790)
Provision for loan losses	117	(223)	(106)

Balance at end of period	$18,240	$960	$19,200

Three months ended June 30, 2013
Balance at beginning of period	$22,631	$2,623	$25,254
Loans charged-off	(2,603)	(515)	(3,118)
Recoveries of loans previously charged-off	310	—	310

Net charge-offs	(2,293)	(515)	(2,808)
Provision for loan losses	1,462	(88)	1,374

Balance at end of period	$21,800	$2,020	$23,820

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six months ended June 30, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(2,062)	—	(2,062)
Recoveries of loans previously charged-off	955	—	955

Net charge-offs	(1,107)	—	(1,107)
Provision for loan losses	(347)	200	(147)

Balance at end of period	$18,240	$960	$19,200

Six months ended June 30, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(3,834)	(515)	(4,349)
Recoveries of loans previously charged-off	473	—	473

Net charge-offs	(3,361)	(515)	(3,876)
Provision for loan losses	1,128	(114)	1,014

Balance at end of period	$21,800	$2,020	$23,820

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loan that are not PCI loans:
Three months ended June 30, 2014
Beginning of the period	$7,812	$7,338	$1,788	$956	$1,019	$18,913
Charge-offs	(228)	(299)	(23)	(67)	(285)	(902)
Recoveries	(20)	61	25	3	43	112
Provision for loan losses	255	444	(1,156)	208	366	117

Balance at end of period	$7,819	$7,544	$634	$1,100	$1,143	$18,240

Three months ended June 30, 2013
Beginning of the period	$8,100	$7,093	$5,326	$1,224	$888	$22,631
Charge-offs	(1,569)	(650)	(144)	(7)	(233)	(2,603)
Recoveries	153	13	106	11	27	310
Provision for loan losses	3,107	(430)	(1,217)	(164)	166	1,462

Balance at end of period	$9,791	$6,026	$4,071	$1,064	$848	$21,800

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses on PCI loans:
Three months ended June 30, 2014
Beginning of the period	$—	$623	$89	$471	$—	$1,183
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(101)	(12)	(110)	—	(223)

Balance at end of period	$—	$522	$77	$361	$—	$960

Three months ended June 30, 2013
Beginning of the period	$—	$2,310	$—	$313	$—	$2,623
Charge-offs	—	(515)	—	—	—	(515)
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(218)	130	—	—	(88)

Balance at end of period	$—	$1,577	$130	$313	$—	$2,020

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Allowance for loan losses for loan that are not PCI loans:
Six months ended June 30, 2014
Beginning of the period	$8,785	$6,441	$3,069	$510	$889	$19,694
Charge-offs	(915)	(315)	(100)	(267)	(465)	(2,062)
Recoveries	435	375	48	4	93	955
Provision for loan losses	(486)	1,043	(2,383)	853	626	(347)

Balance at end of period	$7,819	$7,544	$634	$1,100	$1,143	$18,240

Six months ended June 30, 2013
Beginning of the period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Charge-offs	(2,181)	(1,074)	(183)	(59)	(337)	(3,834)
Recoveries	233	40	120	21	59	473
Provision for loan losses	4,908	(1,212)	(2,077)	(643)	152	1,128

Balance at end of period	$9,791	$6,026	$4,071	$1,064	$848	$21,800

Allowance for loan losses on PCI loans:
Six months ended June 30, 2014
Beginning of the period	$—	$138	$89	$533	$—	$760
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	384	(12)	(172)	—	200

Balance at end of period	$—	$522	$77	$361	$—	$960

Six months ended June 30, 2013
Beginning of the period	$—	$2,335	$—	$314	$—	$2,649
Charge-offs	—	(515)	—	—	—	(515)
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(243)	130	(1)	—	(114)

Balance at end of period	$—	$1,577	$130	$313	$—	$2,020

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of June 30, 2014	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$559	$1,262	$6	$10	$20	$1,857
Collectively evaluated for impairment	7,260	6,282	628	1,090	1,123	16,383
Purchased credit impaired	0	522	77	361	0	960

Total ending allowance balance	$7,819	$8,066	$711	$1,461	$1,143	$19,200

Loans:
Loans individually evaluated for impairment	$9,725	$13,028	$2,068	$2,127	$315	$27,263
Loans collectively evaluated for impairment	553,568	1,078,632	76,376	249,614	55,876	2,014,066
Purchased credit impaired loans	119,005	195,157	27,885	10,759	1,064	353,870

Total ending loan balances	$682,298	$1,286,817	$106,329	$262,500	$57,255	$2,395,199

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
As of December 31, 2013	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$395	$1,377	$16	$2	$21	$1,811
Collectively evaluated for impairment	8,390	5,064	3,053	508	868	17,883
Purchased credit impaired	—	138	89	533	—	760

Total ending allowance balance	$8,785	$6,579	$3,158	$1,043	$889	$20,454

Loans:
Loans individually evaluated for impairment	$8,610	$12,564	$1,307	$1,297	$332	$24,110
Loans collectively evaluated for impairment	449,721	516,146	61,196	141,966	49,215	1,218,244
Purchased credit impaired loans	120,030	100,012	6,381	3,850	1,148	231,421

Total ending loan balance	$578,361	$628,722	$68,884	$147,113	$50,695	$1,473,775

Loans collectively evaluated for impairment reported at June 30, 2014 include loans acquired from FSB on June 1, 2014 and from Gulfstream on January 17, 2014. The acquired loans were recorded at estimated fair value at acquisition; therefore, no allowance for loan losses was recorded for these loans at June 30, 2014.

The table below summarizes impaired loan data for the periods presented.

	June 30, 2014	Dec 31, 2014
Performing TDRs (these are not included in NPLs)	$12,659	$10,763
Non performing TDRs (these are included in NPLs)	2,281	4,684

Total TDRs (these are included in impaired loans)	$14,940	$15,447
Impaired loans that are not TDRs	12,323	8,663

Total impaired loans	$27,263	$24,110

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of June 30, 2014 and December 31, 2013 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of June 30, 2014	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,932	$806	$8,738
Commercial	3,247	1,292	4,539
Land, development, construction	569	43	612

Total real estate loans	11,748	2,141	13,889
Commercial	699	37	736
Consumer and other	212	103	315

Total TDRs	$12,659	$2,281	$14,940

As of December 31, 2013	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,221	$1,389	$8,610
Commercial	2,169	3,077	5,246
Land, development, construction	608	47	655

Total real estate loans	9,998	4,513	14,511
Commercial	555	49	604
Consumer and other	210	122	332

Total TDRs	$10,763	$4,684	$15,447

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $339 and $398 and partial charge offs of $40 and $96 on the TDR loans described above during the three and six month periods ending June 30, 2014.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 85% of our TDRs are current pursuant to their modified terms, and $2,281, or approximately 15% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the period ending June 30, 2014 and December 31, 2013.

	Period ending June 30, 2014		Year ending December 31, 2013
	Number of loans	Recorded investment	Number of loans	Recorded investment
Residential	—	$—	3	$553
Commercial real estate	1	196	6	2,244
Land, development, construction	—	—	—	—
Commercial and Industrial	—	—	2	34
Consumer and other	—	—	1	17

Total	1	$196	12	$2,848

The Company recorded a provision for loan loss expense of $18 and $30 and partial charge offs of $-0- and $4 on TDR loans that subsequently defaulted as described above during the three and six month periods ending June 30, 2014.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of June 30, 2014	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$7,253	$6,992	$—
Commercial real estate	6,920	6,812	—
Land, development, construction	2,550	1,938	—
Commercial and industrial	2,055	1,922	—
Consumer, other	—	—	—
With an allowance recorded:
Residential real estate	2,885	2,733	559
Commercial real estate	6,459	6,216	1,262
Land, development, construction	138	130	6
Commercial and industrial	251	205	10
Consumer, other	330	315	20

Total	$28,841	$27,263	$1,857

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2013	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,052	$4,803	$—
Commercial real estate	9,330	7,439	—
Land, development, construction	1,377	1,168	—
Commercial and industrial	1,330	1,241	—
Consumer, other	5	5	—
With an allowance recorded:
Residential real estate	3,942	3,807	395
Commercial real estate	5,257	5,125	1,377
Land, development, construction	147	139	16
Commercial and industrial	102	56	2
Consumer, other	340	327	21

Total	$26,882	$24,110	$1,811

Three month period ending June, 30, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,635	$87	$—
Commercial	12,858	43	—
Land, development, construction	1,764	10	—

Total real estate loans	24,257	140	—
Commercial and industrial	2,332	18	—
Consumer and other loans	320	3	—

Total	$26,909	$161	$—

Six month period ending June, 30, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,358	$164	$—
Commercial	12,742	71	—
Land, development, construction	1,575	19	—

Total real estate loans	23,675	254	—
Commercial and industrial	2,126	39	—
Consumer and other loans	324	6	—

Total	$26,125	$299	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending June, 30, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,777	$70	$—
Commercial	27,192	288	—
Land, development, construction	1,407	6	—

Total real estate loans	37,376	364	—
Commercial and industrial	1,656	8	—
Consumer and other loans	366	3	—

Total	$39,398	$375	$—

Six month period ending June, 30, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,108	$143	$—
Commercial	28,730	545	—
Land, development, construction	1,417	8	—

Total real estate loans	39,255	696	—
Commercial and industrial	2,124	16	—
Consumer and other loans	378	6	—

Total	$41,757	$718	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	June 30, 2014	Dec 31, 2013
Non accrual loans	$29,667	$27,077
Loans past due over 90 days and still accruing interest	—	—

Total non performing loans	$29,667	$27,077

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013, excluding purchased credit impaired loans:

As of June 30, 2014	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,292	$—
Commercial real estate	13,991	—
Land, development, construction	1,900	—
Commercial	2,216	—
Consumer, other	268	—

Total	$29,667	$—

As of December 31, 2013	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$10,162	$—
Commercial real estate	13,925	—
Land, development, construction	1,099	—
Commercial	1,582	—
Consumer, other	309	—

Total	$27,077	$—

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013, excluding purchased credit impaired loans:

	Accruing Loans
As of June 30, 2014	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$563,293	$2,402	$1,892	$—	$4,294	$547,707	$11,292
Commercial real estate	1,091,660	3,001	473	—	3,474	1,074,195	13,991
Land/dev/construction	78,444	1,866	254	—	2,120	74,424	1,900
Commercial	251,741	1,909	1,048	—	2,957	246,568	2,216
Consumer	56,191	225	80	—	305	55,618	268

	$2,041,329	$9,403	$3,747	$—	$13,150	$1,998,512	$29,667

	Accruing Loans
As of December 31, 2013	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$458,331	$2,801	$1,942	$—	$4,743	$443,426	$10,162
Commercial real estate	528,710	2,420	1,941	—	4,361	510,424	13,925
Land/dev/construction	62,503	136	241	—	377	61,027	1,099
Commercial	143,263	491	1	—	492	141,189	1,582
Consumer	49,547	295	240	—	535	48,703	309

	$1,242,354	$6,143	$4,365	$—	$10,508	$1,204,769	$27,077

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

	As of June 30, 2014
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$534,622	$5,313	$23,358	$—
Commercial real estate	1,012,363	39,951	39,346	—
Land/dev/construction	66,080	8,637	3,727	—
Commercial	243,632	2,586	5,523	—
Consumer	55,491	274	426	—

Total	$1,912,188	$56,761	$72,380	$—

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

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Residential	Consumer
Performing	$552,001	$55,923
Nonperforming	11,292	268

Total	$563,293	$56,191

As of December 31, 2013	Residential	Consumer
Performing	$448,169	$49,238
Nonperforming	10,162	309

Total	$458,331	$49,547

Purchased Credit Impaired (“PCI”) loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2014 and December 31, 2013. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Jun 30, 2014	Dec 31, 2013
Contractually required principal and interest	$566,948	$389,537
Non-accretable difference	(79,985)	(55,304)

Cash flows expected to be collected	486,963	334,233
Accretable yield	(133,093)	(102,812)

Carrying value of acquired loans	$353,870	$231,421
Allowance for loan losses	(960)	(760)

Carrying value less allowance for loan losses	$352,910	$230,661

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $7,946 and $15,240 from non-accretable difference to accretable yield during the three and six month periods ending June 30, 2014, respectively, to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and six month periods ending June 30, 2014 and 2013.

Activity during the three month period ending June 30, 2014	Mar 31, 2014	Effect of acquisitions	income accretion	all other adjustments	June 30, 2014
Contractually required principal and interest	$414,385	$180,960	$—	$(28,397)	$566,948
Non-accretable difference	(56,062)	(33,527)	—	9,604	(79,985)

Cash flows expected to be collected	358,323	147,433	—	(18,793)	486,963
Accretable yield	(107,523)	(25,749)	8,231	(8,052)	(133,093)

Carry value of acquired loans	$250,800	121,684	8,231	$(26,845)	$353,870

Activity during the six month period ending June 30, 2014	Dec 31, 2013	Effect of acquisitions	income accretion	all other adjustments	June 30, 2014
Contractually required principal and interest	$389,537	$229,249	$—	$(51,838)	$566,948
Non-accretable difference	(55,304)	(45,293)	—	20,612	(79,985)

Cash flows expected to be collected	334,233	183,956	—	(31,226)	486,963
Accretable yield	(102,812)	(32,204)	16,462	(14,539)	(133,093)

Carry value of acquired loans	$231,421	151,752	16,462	(45,765)	$353,870

Activity during the three month period ending June 30, 2013	Mar 31, 2013	income accretion	all other adjustments	June 30, 2013
Contractually required principal and interest	$486,531	—	$(37,385)	$449,146
Non-accretable difference	(110,243)	—	20,183	(90,060)

Cash flows expected to be collected	376,288	—	(17,202)	359,086
Accretable yield	(95,499)	8,020	(11,928)	(99,407)

Carry value of acquired loans	$280,789	$8,020	$(29,130)	$259,679

Activity during the six month period ending June 30, 2013	Dec 31, 2012	income accretion	all other adjustments	June 30, 2013
Contractually required principal and interest	$534,989	—	$(85,843)	$449,146
Non-accretable difference	(142,855)	—	52,795	(90,060)

Cash flows expected to be collected	392,134	—	(33,048)	359,086
Accretable yield	(93,107)	15,847	(22,147)	(99,407)

Carry value of acquired loans	$299,027	$15,847	$(55,195)	$259,679

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7: FDIC indemnification asset

The FDIC indemnification asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010, the acquisition of two failed banks in 2012 and the assumption of Loss Share Agreements of two failed banks assumed by the Company pursuant to its acquisition of First Southern Bank in June 2014. The activity in the FDIC loss share indemnification asset is as follows (certain items related to true-up payment liabilities per the FDIC agreements, which had previously been netted with the FDIC indemnification asset, have been reclassified as a separate liability):

	Six month period ended June 30, 2014	Twelve month period ended Dec 31, 2013
Beginning of the year	$73,877	$119,691
Effect of acquisition	2,636	—
Amortization, net	(10,161)	(13,765)
Indemnification revenue	1,529	6,055
Indemnification of foreclosure expense	780	4,413
Proceeds from FDIC	(7,510)	(42,004)
Impairment (recovery) of loan pool	160	(513)

Period end balance	$61,311	$73,877

The FDIC agreements allow for the recovery of some payments made for loss share reimbursements under certain conditions based on the actual performance of the portfolios acquired. This true-up payment is estimated and accrued for as part of the overall FDIC indemnification asset analysis and is reflected as a separate liability. The accrual for this liability is reflected as additional amortization income or expense in noninterest income. The activity in the true-up payment liability is as follows:

	Six month period ended June 30, 2014	Twelve month period ended Dec 31, 2013
Beginning of the year	$444	$402
Effect of acquisition	682	—
True-up liability accrual	30	42

Period end balance	$1,156	$444

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and the percentage of that loss to be reimbursed by the FDIC is recognized as income from FDIC reimbursement, and included in this line item. During the six month period ended June 30, 2014, the estimated amount of impairment increased, which resulted in an additional $160 of indemnification income recognition.

Indemnification revenue

Indemnification revenue represents the percentage of the cost incurred that is reimbursable by the FDIC pursuant to the related Loss Share Agreement for expenses related to the repossession process and losses incurred on the sale of OREO, or writedown of OREO values to current fair value.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Amortization, net

On the date of an FDIC acquisition, the Company estimates the amount and the timing of expected future losses that will be covered by the FDIC loss sharing agreements. The FDIC indemnification asset is initially recorded as the discounted value of the reimbursement of losses from the FDIC. Discount accretion is recognized over the estimated period of losses. The Company also updates its estimate of future losses and the timing of the losses each quarter. To the extent management estimates that future losses are less than initial estimate of future losses, management adjusts its estimates of future expected reimbursements and any decrease in the expected future reimbursements is amortized over the shorter of the loss share period or the life of the related loan by amortization in this line item. Based upon the most recent estimate of future losses, the Company expects less reimbursements from the FDIC and is amortizing the estimated reduction as described in the previous sentence.

Indemnification of foreclosure expense

Indemnification of foreclosure expense represents the percentage of foreclosure related expenses incurred and reimbursable from the FDIC. Foreclosure expense is included in non interest expense. The amount of the reimbursable portion of the expense reduces foreclosure expense included in non interest expense.

NOTE 8: Business Combinations

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

Jan 17, 2014
Assets:
Cash and cash equivalents	$102,278
Loans, held for investment	329,515
Purchased credit impaired loans	30,068
Loans held for sale	247
Investments	60,816
Interest receivable	1,087
Branch real estate	5,519
Furniture and fixtures	262
FHLB stock	885
Bank owned life insurance	4,939
Other repossessed real estate owned	2,694
Core deposit intangible	4,173
Goodwill	31,516
Other assets	11,261

Total assets acquired	$585,260

Liabilities:
Deposits	$478,999
Federal Home loan advances	5,708
Repurchase agreements	7,576
Interest payable	125
Official checks outstanding	826
Corporate debentures	6,745
Other liabilities	3,241

Total liabilities assumed	$503,220

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

	Jan 17, 2014 (as initially reported)	measurement period adjustments	Jan 17, 2014 (as adjusted)
Assets:
Cash and cash equivalents	$102,278	$—	$102,278
Loans, held for investment	329,515		329,515
Purchased credit impaired loans	30,068		30,068
Loans held for sale	247		247
Investments	60,816		60,816
Interest receivable	1,087		1,087
Branch real estate	5,519		5,519
Furniture and fixtures	262		262
FHLB stock	885		885
Bank owned life insurance	4,939		4,939
Other repossessed real estate owned	3,365	(671)	2,694
Core deposit intangible	4,173		4,173
Goodwill	31,104	412	31,516
Other assets	11,002	259	11,261

Total assets acquired	$585,260	$—	$585,260

Liabilities:
Deposits	$478,999	$—	$478,999
Federal Home loan advances	5,708		5,708
Repurchase agreements	7,576		7,576
Interest payable	125		125
Official checks outstanding	826		826
Trust Preferred Security	6,745		6,745
Other liabilities	3,241		3,241

Total liabilities assumed	$503,220	$—	$503,220

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Acquisition of First Southern Bancorp, Inc.

On June 1, 2014, the Company completed its previously announced acquisition of First Southern Bancorp, Inc. (“FSB”) as set forth in the Agreement and Plan of Merger (“Agreement”) whereby FSB merged with and into the Company. Pursuant to and simultaneously with the merger of FSB with and into the Company, FSB’s subsidiary bank, First Southern Bank, merged with and into the Company’s subsidiary bank, CenterState Bank of Florida, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the southeast Florida market as well as in central and northeastern Florida and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 32% and 33%, respectively, as compared with the balances at March 31, 2014, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $541, which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair values are preliminary estimates due to pending appraisals on loans and other real estate owned.

The Company acquired 100% of the outstanding common stock of FSB. The purchase price consisted of both cash and stock. Each share of FSB common stock was exchanged for $3.00 cash and 0.30 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on May 30, 2014 (the last trading day prior to the June 1, 2014 acquisition date), the resulting purchase price was $195,404. The table below summarizes the purchase price calculation.

Number of shares of FSB common stock outstanding at May 30, 2014	31,539,698
FSB preferred shares that convert to FSB common shares upon a change in control	48,375

Total FSB common shares including conversion of preferred shares	31,588,073
Per share exchange ratio	0.3

Number of shares of CenterState common stock	9,476,424
Multiplied by CenterState common stock price per share on May 30, 2014	$10.62

Fair value of CenterState common stock issued	$100,639

Total FSB common shares including conversion of preferred shares	31,588,073
Multiplied by the cash consideration each FSB share is entitled to receive	$3.00

Total Cash Consideration	$94,765

Total Stock Consideration	$100,639
Total Cash Consideration	94,765

Total purchase price	$195,404

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The list below summarizes the preliminary estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the June 1, 2014 purchase date.

June 1, 2014
Assets:
Cash and cash equivalents	$148,257
Loans, excluding purchased credit impaired loans	477,841
Purchased credit impaired loans	121,684
Investments	204,723
Interest receivable	2,007
Branch real estate	1,594
Furniture and fixtures	1,282
Bank property held for sale	7,119
Federal Reserve Bank and Federal Home Loan Bank stock	5,576
Bank owned life insurance	2,555
Other repossessed real estate owned covered by FDIC loss share agreements	22,731
Other repossessed real estate owned	454
Core deposit intangible	7,396
Goodwill	541
Deferred tax asset	43,889
Other assets	4,581

Total assets acquired	$1,052,230

Liabilities:
Deposits	$662,959
Deposits held for sale	189,674
Interest payable	58
Other liabilities	4,135

Total liabilities assumed	$856,826

In the acquisition, the Company purchased $599,525 of loans at fair value, net of $30,811, or 4.9%, estimated discount to the outstanding principal balance, representing 33% of the Company’s total loans at March 31, 2014. Of the total loans acquired, management identified $121,684 with credit deficiencies. All loans that were on non-accrual status, all TDRs, all impaired loans, all loans previously identified by FSB with credit deficiencies and any other loan identified by the Company with a probable credit deficiency were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of June 1, 2014 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$180,960
Non-accretable difference	(33,527)

Cash flows expected to be collected	147,433
Accretable yield	(25,749)

Total purchased credit-impaired loans acquired	$121,684

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book balance	Fair value
Loans:
Single family residential real estate	$60,332	$57,693
Commercial real estate	387,589	382,162
Construction/development/land	17,238	15,942
Commercial loans	20,267	19,906
Consumer and other loans	2,496	2,138
Purchased credit-impaired	142,414	121,684

Total earning assets	$630,336	$599,525

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $7,396, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Pro-forma information

Pro-forma data for the three and six month periods ending June 30, 2013 listed in the table below presents pro-forma information as if the Gulfstream and FSB acquisitions occurred at the beginning of 2013. The pro-forma information for the three and six month periods ending June 30, 2014 assumes the FSB acquisition occurred at the beginning of 2013. Because the Gulfstream transaction closed on January 17, 2014 and their actual results are included in the Company’s actual operating results for 2014, their actual results were used in the table below for the three and six month periods ending June 30, 2014 instead of a pro-forma amount.

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Net interest income	$37,252	$37,617	$74,835	$75,434
Net income available to common shareholders	5,129	5,277	11,525	8,524
EPS - basic	$0.11	$0.12	$0.26	$0.19
EPS - diluted	$0.11	$0.12	$0.26	$0.19

Disposition of certain branches acquired pursuant to the FSB acquisition.

On June 4, 2014, the Company entered into a Purchase and Assumption Agreement (“P&A Agreement”) with an unrelated bank (“Buyer”) whereby Buyer agreed to purchase and the Company agreed to sell five branch offices acquired by the Company pursuant to its June 1, 2014 acquisition of FSB, as described above. Under the terms of the P&A Agreement, the Buyer will assume substantially all of the customer deposits at the five branches. In addition, Buyer will assume substantially all of the customer deposits of a sixth branch but will not assume the branch lease. The deposits will be moved by Buyer to a new branch office located nearby, and the Company will close the existing leased branch office.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The purchase price will be approximately $6.5 million for the five branch offices and a premium of 1.5% for the approximately $200 million deposit balances to be assumed by the Buyer from all six branch offices. The Company is not selling, and the Buyer is not purchasing, any loans in the transaction. The consummation of the transaction is subject to customary regulatory approval and is expected to close in September 2014. The June 4, 2014 sales prices were used as the June 1, 2014 acquisition date fair values, therefore, the Company did not recognize an accounting gain or loss on the transaction.

In addition to the disposition of 6 of the acquired branches from FSB, the Company is closing and consolidating 4 additional acquired branches from FSB. Two of the branches are in leased facilities and the other two are owned by the Company as a result of its acquisition of FSB. The real estate, as well as the furniture, fixtures and equipment have been transferred to held-for-sale during June 2014 at estimated fair value less disposition expenses. The required customer notifications have been sent and the offices are expected to close on September 19, 2014, the same date the Company has scheduled to convert FSB’s core IT system to the Company’s core system.

In September, the Company will have 3 leased branch buildings that will no longer be in use. In addition, it will also have several other leased facilities used by FSB for loan operations, deposit operations and IT that will no longer be used as these functions will be consolidated into the Company’s backroom operations. The Company will either negotiate a lease termination with its related counterparty or accrue the remaining lease obligations. Once a written lease termination is recognized, the liability will be recognized in the Company’s financial statements. If there is no termination agreement, the remaining lease obligations will be recognized in the Company’s financial statement at the cease-use date, which is when the premise is completely vacated and the Company expects to derive no future economic benefit from the obligation. As such, no lease related expenses were included in the merger related expenses recognized during the quarter ended June 30, 2014. The Company expects to recognize approximately $1.8 million of expenses related to the termination or accrual of these lease obligations in the third and fourth quarter of the current year, with the majority of the expenses occurring in the third quarter.

NOTE 9: Recently Issued Accounting Standards

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was a joint project initiated by the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosures for U.S. and international accounting standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the effects of this guidance on its financial statements and disclosures, if any.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts presented herein are in thousands, except per share data,

or unless otherwise noted.)

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2014 AND DECEMBER 31, 2013

Overview

Our total assets and liabilities increased between year end 2013 and June 30, 2014 primarily due to the January 17, 2014 acquisition of Gulfstream Bancshares, Inc. and its banking subsidiary, Gulfstream Business Bank (collectively “Gulfstream”) and our June 1, 2014 acquisition of First Southern Bancorp, Inc. and its banking subsidiary, First Southern Bank (collectively “FSB”).

The Gulfstream acquisition added approximately $585,260 of assets and $503,220 of liabilities to our consolidated balance sheet as of the acquisition date. We issued approximately 5.2 million common shares and acquired the outstanding options pursuant to the Gulfstream acquisition agreement which added approximately $56,767 to our consolidated shareholders’ equity at the transaction date. Gulfstream’s core processing system was converted to our core system on February 14, 2014.

The FSB acquisition added approximately $1,052,230 of assets and $856,826 of liabilities to our consolidated balance sheet as of the acquisition date. We issued approximately 9.5 million common shares which added approximately $100,639 to our consolidated shareholders’ equity at the transaction date.

On June 4, 2014 we entered into an agreement to sell five of the 17 branch offices we acquired from FSB and approximately $200 million of deposits, which includes the closing of a sixth branch office that was leased. Of the 17 branch offices acquired from FSB, our plan was to consolidate and close 10, and operate the remaining 7 as CenterState branches. The 6 branches sold or closed were included in the 10. The sale and closing of the branches is expected to close in September 2014. The consolidation and closing of the remaining 4 (total of 10 branches to be sold or closed) is also expected to occur on September 19, 2014, the date scheduled for the conversion of FSB’s core processing system into our core processing system.

These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $490,966 at June 30, 2014 (approximately 12.6% of total assets) as compared to $153,308 at December 31, 2013 (approximately 6.3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding. We are holding more liquidity than we historically do in anticipation of transferring about $185,000 of cash to the buyer of our FSB branches and deposits referred to above in September 2014.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $542,149 at June 30, 2014 (approximately 13.9% of total assets) compared to $457,086 at December 31, 2013 (approximately 18.9% of total assets), an increase of $85,063 or 18.6%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” Our securities are carried at fair value. We classify our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings and Comprehensive Income. Securities purchased for this portfolio have primarily been various municipal securities. We held $89 in our trading securities portfolio as of June 30, 2014. A list of the activity in this portfolio is summarized below.

	six month period ended June 30, 2014	six month period ended June 30, 2013
Beginning balance	$—	$5,048
Purchases	65,234	129,249
Proceeds from sales	(65,214)	(134,428)
Net realized gain on sales	69	131

Ending balance	$89	$—

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

	six month period ended June 30, 2014	six month period ended June 30, 2013
Beginning balance	$1,010	$2,709
Acquired from Gulfstream	247	—
Loans originated	10,991	10,887
Proceeds from sales	(10,835)	(12,006)
Net realized gain on sales	183	170

Ending balance	$1,596	$1,760

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the six months ended June 30, 2014, were $1,887,253 or 69.9% of average earning assets, as compared to $1,420,367, or 70.0% of average earning assets, for the six month period ending June 30, 2013. Total loans at June 30, 2014 and December 31, 2013 were $2,396,019 and $1,474,179, respectively. This represents a loan to total asset ratio of 61.4% and 61.0% and a loan to deposit ratio of 72.4% and 71.7%, at June 30, 2014 and December 31, 2013, respectively.

PCI loans

At June 30, 2014, we have total Purchased Credit Impaired (“PCI”) loans of $353,870 of which approximately $307,931 are covered by FDIC loss share agreements. Of the $307,931 FDIC covered loans, $207,350 relate to our acquisitions of three failed financial institutions during the third quarter of 2010 and two during the first quarter of 2012. The FDIC is generally obligated to reimburse us for 80% of losses beginning with the first dollar of loss. We acquired the remaining $100,581 of covered PCI loans pursuant to our June 1, 2014 acquisition of FSB. FSB had previously acquired two failed financial institutions with FDIC loss sharing agreements. Those agreements transferred to us as part of the acquisition transaction. These loss share agreements were similar to ours except that the reimbursable loss percentages vary based on certain amounts of losses incurred. See page 47 for a summary of loss share tranches with their respective coverage percentage loss limits. In addition to FDIC covered loans, we have $45,939 of PCI loans without loss share that we acquired from our January 17, 2014 acquisition of Gulfstream, our June 1, 2014 acquisition of FSB and certain loans acquired from our five acquisitions of failed financial institutions that are not covered by loss share agreements. The table below summarizes our PCI loans at June 30, 2014.

$207,350	covered by FDIC loss share- 80% of losses reimbursable beginning with first dollar of loss
100,581	covered by FDIC loss share- range of 0% to 75% — see page 47 for summary of tranches
45,939	not covered by FDIC loss share agreements

$353,870	total PCI loans at June 30, 2014

Non-PCI loans

At June 30, 2014, we have total Non-PCI loans of $2,042,149 of which approximately $43,441 are covered by FDIC loss share agreements. The covered loans were acquired from our June 1, 2014 acquisition of FSB and the related transfer of their FDIC loss share agreements to us. Total new loans originated during the six month period ended June 30, 2014 approximated $176 million, of which $138 million were funded. The weighted average interest rate on funded loans was approximately 4.47%. The graph below summarizes total loan production and funded loan production over the past ten quarters.

In addition to the increase in production between sequential quarters, our loan origination pipeline increased from $140 million at March 31, 2014 to approximately $238 million at June 30, 2014.

With the acquisition of FSB and assumption of its FDIC loss share agreements we now have FDIC covered loans in our PCI portfolio and our non PCI portfolio. The table below summarizes our FDIC covered loans by PCI and Non-PCI portfolios at June 30, 2014.

	PCI loans	Non-PCI	Total loans
FDIC covered	$307,931	$43,441	$351,372
not covered	45,939	1,998,708	2,044,647

Total	$353,870	$2,042,149	$2,396,019

At June 30, 2014, $144,022 of the $351,372 FDIC covered loans was acquired pursuant to our acquisition of FSB and the related assumption of FSB’s loss share agreements with the FDIC. These loss share agreements are similar to our current FDIC agreements except that the reimbursable loss percentages vary based on certain amounts of losses incurred. The following table summarizes the loss share tranches with their respective coverage percentage loss limits.

	Haven Trust Bank of Florida
	Single Family Residential Loans		Non-Single Family Residential Loans
	range of losses	loss share percentage	range of losses	loss share percentage
1st Tranche	$0 — $1,292	70%	$0 — $28,574	70%
2nd Tranche	$1,293 — $1,878	0%	$28,575 — $38,169	0%
3rd Tranche	$1,879 — unlimited	70%	$38,170 — unlimited	70%

	First Commercial Bank of Florida
	Single Family Residential Loans		Non-Single Family Residential Loans
	range of losses	loss share percentage	range of losses	loss share percentage
1st Tranche	$0 — $5,905	70%	$0 — $95,792	70%
2nd Tranche	$5,906 — $9,902	30%	$95,793 — $160,396	30%
3rd Tranche	$9,903 — unlimited	75%	$160,397 — unlimited	75%

As of the last loss certificate filed, the Company is in the following loss share Tranche:

	Haven Trust Bank of Florida		First Commercial Bank of Florida
	Current Tranche (1)	Remaining (2)	Current Tranche (1)	Remaining (2)
Single Family Residential Loans	1st Tranche (70%)	$500	3rd Tranche (75%)	unlimited
Non-Single Family Residential Loans	2nd Tranche (0%)	$8,900	2nd Tranche (30%)	$29,000

note 1: The current Tranche as of the last loss share certificate filed with the FDIC and the related loss share percentage.

note 2: The approximate amount of losses eligible for reimbursement remaining in the current Tranche.

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

Total loans at June 30, 2014 are equal to $2,396,019. Of this amount, approximately 86.6% are collateralized by real estate, 11.0% are commercial non real estate loans and the remaining 2.4% are consumer and other non real estate loans. We have approximately $682,298 of single family residential loans which represents about 29% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 54% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2014	Dec 31, 2013
Total loans, excluding PCI loans
Real estate loans
Residential	$563,293	$458,331
Commercial	1,091,660	528,710
Land, development and construction	78,444	62,503

Total real estate	1,733,397	1,049,544
Commercial	251,741	143,263
Consumer and other loans	56,191	49,547

Loans before unearned fees and deferred cost	2,041,329	1,242,354
Net unearned fees and costs	820	404

Total loans, excluding PCI loans	2,042,149	1,242,758

Total PCI loans (note 1)
Real estate loans
Residential	119,005	120,030
Commercial	195,157	100,012
Land, development and construction	27,885	6,381

Total real estate	342,047	226,423
Commercial	10,759	3,850
Consumer and other loans	1,064	1,148

Total PCI loans	353,870	231,421

Total loans	2,396,019	1,474,179
Allowance for loan losses for loans that are not PCI loans	(18,240)	(19,694)
Allowance for loan losses for PCI loans	(960)	(760)

Total loans, net of allowance for loan losses	$2,376,819	$1,453,725

note 1: PCI accounted for pursuant to ASC Topic 310-30.

Included in our total loans listed above, are loans covered by FDIC loss share agreements. The following table sets forth information concerning the loan portfolio by collateral types which are covered by FDIC loss sharing agreements.

	June 30, 2014	Dec 31, 2013
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$6,457	$—
Commercial	35,668	—
Land, development and construction	857	—

Total real estate	42,982	—
Commercial	459	—
Consumer and other loans	—	—

FDIC covered loans, excluding PCI loans	43,441	—

FDIC covered PCI loans (note 1)
Real estate loans
Residential	115,306	120,030
Commercial	166,932	100,012
Land, development and construction	20,509	6,381

Total real estate	302,747	226,423
Commercial	5,184	3,850
Consumer and other loans	—	—

Total FDIC covered PCI loans	307,931	230,273

Total FDIC covered loans	351,372	230,273
Allowance for loan losses for FDIC covered loans that are not PCI loans	—	—
Allowance for loans losses for FDIC covered PCI loans	(960)	(760)

Total covered loans, net of allowance for loan losses	$350,412	$229,513

note 1: PCI loans are accounted for pursuant to ASC Topic 310-30.

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

After the initial updated appraisal is obtained for a Problem Loan and before its next annual appraisal update is due, management considers the need for a downward adjustment to the current appraisal amount to reflect current market conditions, based on management’s analysis, judgment and experience. In an extremely volatile market, we may update the appraisal prior to the one year anniversary date.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at June 30, 2014 and December 31, 2013.

	June 30, 2014			Dec 31, 2013			increase (decrease)
	loan	ALLL		loan	ALLL		loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Non impaired loans	$1,240,084	$16,383	1.32%	$1,218,648	$17,883	1.47%	$21,436	$(1,500)	-15 bps
Gulfstream loans (note 1)	299,823	—	—%	—	—	—%	299,823	—
FSB loans (note 2)	474,979	—	—%	—	—	—%	474,979	—
Impaired loans	27,263	1,857	6.81%	24,110	1,811	7.51%	3,153	46	-70 bps

Non-PCI loans	2,042,149	18,240	0.89%	1,242,758	19,694	1.58%	799,391	(1,454)	-69 bps
PCI loans (note 3)	353,870	960		231,421	760		122,449	200

Total loans	$2,396,019	$19,200	0.80%*	$1,474,179	$20,454	1.39%	$921,840	$(1,254)	-59 bps

*	The significant decrease in this ratio compared to the prior period end is primarily due to the addition of the Gulfstream and FSB loans.

note 1:	Loans acquired pursuant to the January 17, 2014 acquisition of Gulfstream that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis. Because these loans were recorded at estimated fair value on January 17, 2014, no allowance for loan loss was recorded related to these loans at June 30, 2014.
note 2:	Loans acquired pursuant to the June 1, 2014 acquisition of FSB that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $10,081, or approximately 2.0% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Because these loans were recorded at estimated fair value on June 1, 2014, no allowance for loan loss was recorded related to these loans at June 30, 2014. Included in the $474,979 of FSB non-PCI loans are $43,441 of loans that are covered by FDIC loss sharing agreements.
note 3:	Included in the $353,870 PCI loans at June 30, 2014 are $307,931 of loans that are covered by FDIC loss sharing agreements.

The general loan loss allowance (non-impaired loans) decreased by a net amount of $1,500. This decrease was primarily due to the continued improvement in the local economy and real estate market, and the continued decline in the Company’s two year charge-off history. The Company’s other credit metrics, such as the levels of and trends in the Company’s non-performing loans, past-due loans and impaired loans were also considered when adjusting its qualitative factors, which ultimately increased the current two year historical loss factor ratios.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans. The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $1,578 to $27,263 ($25,406 when the $1,857 specific allowance is considered) from their legal unpaid principal balance outstanding of $28,841. In the aggregate, total impaired loans have been written down to approximately 88% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 81% of their legal unpaid principal balance. The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $29,667 at June 30, 2014) have been written down to approximately 81% of their legal unpaid principal balance.

Approximately $14,738 of the Company’s impaired loans (54%) are accruing performing loans. This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans, including those covered by FDIC loss sharing agreements, are accounted for pursuant to ASC Topic 310-30. PCI loan pools are evaluated for impairment each quarter. If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at June 30, 2014. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2014
Balance at beginning of period	$18,913	$1,183	$20,096
Loans charged-off	(902)	—	(902)
Recoveries of loans previously charged-off	112	—	112

Net charge-offs	(790)	—	(790)
Provision (recovery) for loan loss	117	(223)	(106)

Balance at end of period	$18,240	$960	$19,200

Three months ended June 30, 2013
Balance at beginning of period	$22,631	$2,623	$25,254
Loans charged-off	(2,603)	(515)	(3,118)
Recoveries of loans previously charged-off	310	—	310

Net charge-offs	(2,293)	(515)	(2,808)
Provision (recovery) for loan losses	1,462	(88)	1,374

Balance at end of period	$21,800	$2,020	$23,820

Six months ended June 30, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(2,062)	—	(2,062)
Recoveries of loans previously charged-off	955	—	955

Net charge-offs	(1,107)	—	(1,107)
Recovery for loan loss	(347)	200	(147)

Balance at end of period	$18,240	$960	$19,200

Six months ended June 30, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(3,834)	(515)	(4,349)
Recoveries of loans previously charged-off	473	—	473

Net charge-offs	(3,361)	(515)	(3,876)
Provision (recovery) for loan losses	1,128	(114)	1,014

Balance at end of period	$21,800	$2,020	$23,820

Nonperforming loans and nonperforming assets

Non performing loans exclude PCI loans and are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, as defined above, as a percentage of total non-PCI loans, were 1.45% at June 30, 2014, compared to 2.18% at December 31, 2013. The decrease in the ratio was due to the acquisition of non-PCI loans from Gulfstream and FSB during the six month period ending June 30, 2014.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $41,923 at June 30, 2014, compared to $33,636 at December 31, 2013. Non performing assets as a percentage of total assets were 1.07% at June 30, 2014, compared to 1.39% at December 31, 2013. The table below summarizes selected credit quality data at the dates indicated. The June 30, 2014 ratios were impacted by the FSB acquisition and the Gulfstream acquisition.

	6/30/14	12/31/13
Non-accrual loans (note 1)	$29,667	$27,077
Past due loans 90 days or more and still accruing interest (note 1)	—	—

Total non-performing loans (“NPLs”) (note 1)	29,667	27,077
Other real estate owned (“OREO”) (note 2)	12,123	6,409
Repossessed assets other than real estate (note 1)	133	150

Total non-performing assets (“NPAs”) (note 2)	$41,923	$33,636
OREO covered by FDIC loss share agreements:
80% covered	10,423	19,111
75% covered	1,052	—
30% covered	16,349	—
0% covered	2,874	—

Total non-performing assets including FDIC covered OREO	$72,621	$52,747
Non-performing loans as percentage of total loans excluding PCI loans	1.45%	2.18%
Non-performing assets as percentage of total assets
Excluding FDIC covered OREO	1.07%	1.39%
Including FDIC covered OREO	1.86%	2.18%
Non-performing assets as percentage of loans and OREO plus other repossessed assets (note 1)
Excluding FDIC covered OREO	2.04%	2.69%
Including FDIC covered OREO	3.48%	4.16%
Loans past due 30 thru 89 days and accruing interest as a percentage of total loans (note 1)	0.64%	0.85%
Allowance for loan losses as percentage of NPLs (note 1)	61%	73%

note 1: Excludes PCI loans.

note 2: Excludes OREO covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of June 30, 2014 the Company had reported a total of 186 non accrual loans with an aggregate carrying value of $29,667 compared to December 31, 2013 when 191 non accrual loans with an aggregate book value of $27,077 were reported. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	total amount in thousands of dollars	percentage of total non accrual loans	number of non accrual loans in category
Residential real estate	$11,292	38%	81
Commercial real estate	13,991	48%	42
Land, development, construction	1,900	6%	14
Commercial	2,216	7%	26
Consumer, other	268	1%	23

Total non accrual loans at June 30, 2014	$29,667	100%	186

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At June 30, 2014, total OREO was $42,821. Of this amount, $30,698 is covered by FDIC loss sharing agreements. OREO not covered by FDIC loss share agreements is $12,123 at June 30, 2014. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income. OREO is further delineated in the table below.

Description of repossessed real estate	carrying amount at June 30, 2014
13 single family homes	$3,538
5 residential building lots	751
10 commercial buildings	4,092
Land / various acreages	3,742

Total, excluding OREO covered by FDIC loss share agreements	$12,123

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At June 30, 2014 we have identified a total of $27,263 impaired loans, excluding PCI loans. A specific valuation allowance of $1,857 has been attached to $9,599 of impaired loans included in the total $27,263 of impaired loans identified. It should also be noted that the total carrying balance of the impaired loans, or $27,263, has been partially charged down by $1,578 from their aggregate legal unpaid balance of $28,841. The table below summarizes impaired loan data for the periods presented.

	June 30, 2014	Dec. 31,2013
Impaired loans with a specific valuation allowance	$9,599	$9,454
Impaired loans without a specific valuation allowance	17,664	14,656

Total impaired loans	$27,263	$24,110
Amount of allowance for loan losses allocated to impaired loans	$1,857	$1,811

Performing TDRs (these are not included in NPLs)	$12,659	$10,763
Non performing TDRs (these are included in NPLs)	2,281	4,684

Total TDRs (these are included in impaired loans)	14,940	15,447
Impaired loans that are not TDRs	12,323	8,663

Total impaired loans	$27,263	$24,110

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of June 30, 2014, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $98,623 at June 30, 2014 compared to $96,619 at December 31, 2013, an increase of $2,004 or 2.1%. This amount is the result of branch real estate transferred to held for sale of $6,973 prior to impairment charges of $2,326, $5,781 of bank premises and equipment acquired from the Gulfstream acquisition, $2,877 of bank premises and equipment acquired from the FSB acquisition, and construction in progress along with other purchases net of disposals of $3,360 less $3,041 of depreciation expense.

A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	June 30, 2014	Dec. 31, 2013
Land	$32,960	$32,591
Land improvements	898	864
Buildings	55,733	56,651
Leasehold improvements	3,515	2,450
Furniture, fixtures and equipment	28,020	26,749
Construction in progress	8,156	5,828

Subtotal	129,282	125,133
Less: accumulated depreciation	30,659	28,514

Total	$98,623	$96,619

We have transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell. Our branch real estate held for sale at June 30, 2014 and December 31, 2013 was $13,168 and $1,582, respectively. The increase was due to the seven branches and a stand-alone drive thru facility we consolidated and closed in April 2014 as part of our previously announced efficiency and enhanced profitability initiatives and certain branches we acquired from our FSB transaction that are scheduled to be sold and/or closed in September 2014. We have an agreement to sell five of these branches aggregating $6,332 which is expected to close in September 2014.

Deposits

During the six month period ended June 30, 2014, we assumed deposits of $478,999 pursuant to the acquisition of Gulfstream on January 17, 2014 and $852,633 (including $189,674 of deposits held for sale) pursuant to the acquisition of First Southern on June 1, 2014. The acquisition of these deposits included approximately $84,995 and $218,057 of time deposits, respectively. During this period, our total deposits, excluding deposits held for sale, increased by $1,065,112 (time deposits increased by $141,438 and non-time deposits increased by $923,674). The cost of interest bearing deposits in the current quarter decreased by 1basis point (“bp”) to 32bps compared to the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter remained the same at 0.22% as in the prior quarter. The table below summarizes the Company’s deposit mix over the dates indicated, excluding the deposits held for sale.

	June 30, 2014	% of total	Dec 31, 2013	% of total
Demand - non-interest bearing	$1,023,285	33%	$644,915	31%
Demand - interest bearing	589,573	19%	483,842	24%
Savings deposits	234,492	7%	232,942	11%
Money market accounts	747,680	24%	309,657	15%
Time deposits	526,313	17%	384,875	19%

Total deposits, excluding deposits held for sale	$3,121,343	100%	$2,056,231	100%
Deposits held for sale	185,646		—

Total deposits	$3,306,989		$2,056,231

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $33,619 at June 30, 2014 compared to $20,457 at December 31, 2013.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At June 30, 2014 we had $43,080 of correspondent bank deposits or federal funds purchased, compared to $29,909 at December 31, 2013.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At June 30, 2014 and December 31, 2013, there were no outstanding advances from the Federal Home Loan Bank.

Corporate debentures

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 bps). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 bps). The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required. The Company has treated the trust preferred security as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In November 2011, we acquired certain assets and assumed certain liabilities of Federal Trust Corporation (“FTC”) from The Hartford Financial Services Group, Inc. (“Hartford”) pursuant to an acquisition agreement, including FTC’s corporate debenture and related trust preferred security issued through FTC’s finance subsidiary Federal Trust Statutory Trust (“FTC Trust) in the amount of $5,000. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 295 bps). The corporate debenture and the trust preferred security each have 30-year lives maturing in 2033. The trust preferred security and the corporate debenture are callable by the Company or the FTC Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

In January 2005, Gulfstream Bancshares, Inc. (“GBI”) formed Gulfstream Bancshares Capital Trust I (“GBI Trust I”) for the purpose of issuing trust preferred securities. On January 18, 2005, GBI issued a floating rate corporate debenture in the amount of $7,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 190 bps). The rate is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust I, at their respective option, subject to prior approval by the Federal Reserve, if then required. On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In March 2007, GBI formed Gulfstream Bancshares Capital Trust II (“GBI Trust II”) for the purpose of issuing trust preferred securities. On March 6, 2007, GBI issued a floating rate corporate debenture in the amount of $3,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 170 bps). The rate is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust II, at their respective option, subject to prior approval by the Federal Reserve, if then required. On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

Stockholders’ equity

Stockholders’ equity at June 30, 2014, was $439,458, or 11.3% of total assets, compared to $273,379, or 11.3% of total assets at December 31, 2013. The increase in stockholders’ equity was due to the following items:

$273,379	Total stockholders’ equity at December 31, 2013
53,150	Common stock issued pursuant to the Gulfstream acquisition
3,617	Gulfstream stock options converted to CenterState stock options
100,639	Common stock issued pursuant to the FSB acquisition
2,090	Net income during the period
(805)	Dividends paid on common shares, $0.02 per common share
6,076	Net increase in market value of securities available for sale, net of deferred taxes
894	Stock options exercised, including tax benefit
418	Employee equity based compensation

$439,458	Total stockholders’ equity at June 30, 2014

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2014, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at June 30, 2014 and December 31, 2013 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below. There is no threshold for “well-capitalized” status for bank holding companies.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2014
Total capital (to risk weighted assets)	$360,345	15.1%	$190,924	> 8%	$169,421
Tier 1 capital (to risk weighted assets)	341,145	14.3%	95,462	> 4%	245,683
Tier 1 capital (to average assets)	341,145	10.8%	125,858	> 4%	215,287

December 31, 2013
Total capital (to risk weighted assets)	$262,701	17.9%	$117,450	> 8%	$145,251
Tier 1 capital (to risk weighted assets)	244,323	16.6%	58,725	> 4%	185,598
Tier 1 capital (to average assets)	244,323	10.4%	94,182	> 4%	150,141

CenterState Bank of Florida, N.A.	Actual		Well capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2014
Total capital (to risk weighted assets)	$333,653	14.0%	$238,800	> 10%	$94,853
Tier 1 capital (to risk weighted assets)	314,461	13.2%	143,280	> 6%	171,181
Tier 1 capital (to average assets)	314,461	9.9%	158,917	> 5%	155,544

December 31, 2013
Total capital (to risk weighted assets)	$213,744	14.6%	$146,277	> 10%	$67,467
Tier 1 capital (to risk weighted assets)	195,434	13.4%	87,766	> 6%	107,668
Tier 1 capital (to average assets)	195,434	8.3%	117,444	> 5%	77,990

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED June 30, 2014 AND 2013

Overview

We recognized net income of $1,037 or $0.03 per share basic and diluted for the three month period ended June 30, 2014, compared to net income of $2,758 or $0.09 per share basic and diluted for the same period in 2013. A summary of the differences are listed in the table below.

	3 months ended June 30, 2014	3 months ended June 30, 2013	increase (decrease)
Net interest income	$31,257	$22,980	$8,277
Provision for loan losses	(106)	1,374	(1,480)

Net interest income after loan loss provision	31,363	21,606	9,757

Correspondent banking and capital markets division	5,285	5,609	(324)
Gain on sale of available for sale securities	46	1,008	(962)
Indemnification Asset (“IA”) amortization	(5,006)	(3,272)	(1,734)
FDIC revenue	421	1,396	(975)
All other non interest income	5,626	5,122	504

Total non interest income	6,372	9,863	(3,491)

Correspondent banking and capital markets division	5,063	5,363	(300)
Credit related expenses	2,375	3,134	(759)
All other non interest expense	23,789	18,876	4,913
Merger related expenses	4,897	—	4,897
Branch closure and efficiency initiatives	29	—	29

Total non interest expense	36,153	27,373	8,780

Net income before provision for income taxes	1,582	4,096	(2,514)
Provision for income taxes	545	1,338	(793)

Net income	$1,037	$2,758	($1,721)

The primary differences between the two quarters presented above relate to our January 17, 2014 acquisition of Gulfstream and our June 1, 2014 acquisition of FSB. The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of these acquisitions. The increase in our non interest expense, which is basically the operating expenses of our commercial/retail banking segment, is also primarily due to these acquisitions. The other significant difference is the FSB merger related expenses. The Gulfstream merger related expenses were recognized in the first quarter of the year. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $8,277 or 36% to $31,257 during the three month period ended June 30, 2014 compared to $22,980 for the same period in 2013. The $8,277 increase was the result of an $8,592 increase in interest income and a $315 increase in interest expense.

Interest earning assets averaged $2,904,332 during the three month period ended June 30, 2014 as compared to $2,038,303 for the same period in 2013, an increase of $866,029, or 42.5%. The yield on average interest earning assets decreased 25bps to 4.57% (27bps to 4.62% tax equivalent basis) during the three month period ended June 30, 2014, compared to 4.82% (4.89% tax equivalent basis) for the same period in 2013. The combined effects of the $866,029 increase in average interest earning assets and the 25bps (27bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $8,592 ($8,654 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,985,055 during the three month period ended June 30, 2014 as compared to $1,510,237 for the same period in 2013, an increase of $474,818 or 31.4%. The cost of average interest bearing liabilities decreased 3bps to 0.37% during the three month period ended June 30, 2014, compared to 0.40% for the same period in 2013. The combined effects of the $474,818 increase in average interest bearing liabilities and the 3bps decrease in cost of average interest bearing liabilities resulted in the $315 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2014 and 2013 on a tax equivalent basis.

	Three months ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$1,723,242	$20,507	4.77%	$1,153,194	$13,918	4.84%
PCI loans (note 9)	285,270	8,231	11.57%	267,312	8,020	12.03%
Securities- taxable	571,813	3,809	2.67%	392,974	2,097	2.14%
Securities- tax exempt (note 8)	39,112	512	5.25%	44,841	566	5.06%
Fed funds sold and other (note 3)	284,895	424	0.60%	179,982	228	0.51%

Total interest earning assets	2,904,332	33,483	4.62%	2,038,303	24,829	4.89%

Allowance for loan losses	(20,052)			(23,962)
All other assets	386,383			367,969

Total assets	$3,270,663			$2,382,310

Interest bearing deposits (note 4)	1,882,384	1,523	0.32%	1,433,806	1,330	0.37%
Fed funds purchased	46,426	5	0.04%	35,619	6	0.07%
Other borrowings (note 5)	32,384	56	0.69%	23,831	21	0.35%
Corporate debenture (note 10)	23,861	238	4.00%	16,981	150	3.54%

Total interest bearing liabilities	1,985,055	1,822	0.37%	1,510,237	1,507	0.40%

Demand deposits	906,746			574,345
Other liabilities	25,040			22,135
Stockholders’ equity	353,822			275,593

Total liabilities and stockholders’ equity	$3,270,663			$2,382,310

Net interest spread (tax equivalent basis) (note 6)			4.25%			4.49%

Net interest income (tax equivalent basis)		$31,661			$23,322

Net interest margin (tax equivalent basis) (note 7)			4.37%			4.59%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $100 and $190 for the three month periods ended June 30, 2014 and 2013.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($247) and ($122) for the three month periods ended June 30, 2014 and 2013.
note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
note 7:	Represents net interest income divided by total interest earning assets.
note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $44 and $7 for the three month periods ended June 30, 2014 and 2013.

Provision for loan losses

The provision for loan losses decreased $1,480 to $(106) during the three month period ending June 30, 2014 compared to a provision of $1,374 for the comparable period in 2013. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2014 was $6,372 compared to $9,863 for the comparable period in 2013. This decrease was the result of the following components listed in the table below.

Three month period ending:	June 30, 2014	June 30, 2013	$ increase (decrease)	% increase (decrease)
Income from correspondent banking capital markets division	$4,192	$4,904	$(712)	(14.5%)
Other correspondent banking related revenue	1,093	705	388	55.0%
Wealth management related revenue	1,104	1,130	(26)	(2.3%)
Service charges on deposit accounts	2,333	2,081	252	12.1%
Debit, prepaid, ATM and merchant card related fees	1,495	1,342	153	11.4%
BOLI income	356	338	18	5.3%
Other service charges and fees	338	231	107	46.3%
Gain on sale of securities	46	1,008	(962)	(95.4)%

Subtotal	$10,957	$11,739	$(782)	(6.7%)
FDIC indemnification asset-amortization(see explanation below)	(5,006)	(3,272)	(1,734)	53.0%
FDIC indemnification income	421	1,396	(975)	(69.8%)

Total non-interest income	$6,372	$9,863	$(3,491)	(35.4%)

When the estimate of future losses in our FDIC covered loans decrease (i.e. future cash flows increase), this increase in cash flows is accreted into interest income, increasing yields, over the remaining life of the related loan pool. The indemnification asset (“IA”) represents the amount that is expected to be collected from the FDIC for reimbursement of a percentage, as set forth in each of the individual agreements, of the estimated losses in the covered pools. When management decreases its estimate of future losses, the expected reimbursement from the FDIC, or IA, is decreased by this related covered percentage. The decrease in estimated reimbursements is expensed (negative accretion) over the lesser of the remaining expected life of the related loan pool(s) or the remaining term of the related loss share agreement(s), and is included in non-interest income as a negative amount.

At June 30, 2014, the total IA on our Condensed Consolidated Balance Sheet was $61,311. Of this amount, we expect to receive reimbursements from the FDIC of approximately $28,898 related to future estimated losses, and expect to write-off approximately $32,413 for previously estimated losses that are no longer expected. The $32,413 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At June 30, 2014, the $32,413 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Year		Year
2014 (6 months)	27.0%	2018	6.2%
2015	29.1%	2019	5.4%
2016	19.3%	2020 thru 2022	4.9%

2017	8.1%	Total	100.0%

When a FDIC covered OREO property is sold at a loss, the loss is included in non-interest expense as loss on sale of OREO, and the percentage of the loss that is covered by the FDIC is recorded as FDIC OREO indemnification income and included in non-interest income. When a FDIC covered loan pool is impaired, the impairment expense is included in loan loss provision expense, and the percentage of the impairment expense that is covered by the FDIC is recorded as FDIC pool impairment indemnification income and included in non-interest income.

Income from correspondent banking and capital markets division means commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and related consulting fees. This line item is volatile and will vary period to period based on sales volume.

Other correspondent banking related revenue means fees generated from safe-keeping activities, bond accounting services, asset/liability consulting fees, international wires, clearing and corporate checking account services and other correspondent banking related services.

Non-interest expense

Non-interest expense for the three months ended June 30, 2014 increased $8,780, or 32.1%, to $36,153, compared to $27,373 for the same period in 2013. Components of our non-interest expenses are listed in the table below.

Three month period ending:	June 30, 2014	June 30, 2013	$ increase (decrease)	% increase (decrease)
Salaries and wages	$13,234	$12,142	$1,092	9.0%
Incentive/bonus compensation	1,276	1,171	105	9.0%
Stock based compensation	182	143	39	27.3%
Employer 401K matching contributions	374	308	66	21.4%
Deferred compensation expense	160	134	26	19.4%
Health insurance and other employee benefits	1,180	796	384	48.2%
Payroll taxes	913	733	180	24.6%
Other employee related expenses	401	344	57	16.6%
Incremental direct cost of loan origination	(535)	(537)	2	(0.4%)

Total salaries, wages and employee benefits	17,185	15,234	1,951	12.8%

Loss on sale of OREO	58	177	(119)	(67.2%)
Loss on sale of FDIC covered OREO	321	386	(65)	(16.8%)
Valuation write down of OREO	445	295	150	50.9%
Valuation write down of FDIC covered OREO	440	1,385	(945)	(68.2%)
Loss on repossessed assets other than real estate	19	104	(85)	(81.7%)
Foreclosure and repossession related expenses	717	438	279	63.7%
Foreclosure and repo expense, FDIC (note 1)	375	349	26	7.5%

Total credit related expenses	2,375	3,134	(759)	(24.2%)

Occupancy expense	2,479	1,942	537	27.6%
Depreciation of premises and equipment	1,563	1,455	108	7.4%
Supplies, stationary and printing	334	285	49	17.2%
Marketing expenses	619	586	33	5.6%
Data processing expense	1,306	912	394	43.2%
Legal, auditing and other professional fees	1,376	844	532	63.0%
Bank regulatory related expenses	753	635	118	18.6%
Postage and delivery	365	267	98	36.7%
Debit, prepaid, ATM and merchant card related expenses	468	427	41	9.6%
CDI and Trust intangible amortization	515	302	213	70.5%
Internet and telephone banking	415	239	176	73.6%
Operational write-offs and losses	55	14	41	292.9%
Correspondent accounts and Federal Reserve charges	152	120	32	26.7%
Conferences/Seminars/Education/Training	98	138	(40)	(29.0%)
Director fees	95	102	(7)	(6.9%)
Travel expenses	106	104	2	1.9%
Other expenses	968	633	335	52.9%

Subtotal	31,227	27,373	3,854	14.1%
Merger related expenses	4,897	—	4,897	100.0%
Branch closure and efficiency initiatives	29	—	29	100.0%

Total non-interest expense	$36,153	$27,373	$8,780	32.1%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

The overall increase in our non interest expense is primarily due to our January 17, 2014 acquisition of Gulfstream and our June 1, 2014 acquisition of FSB. The merger related expenses relate to the FSB acquisition. The majority of the Gulfstream merger related expenses were recognized during the first quarter of 2014.

Provision for income taxes

We recognized an income tax provision for the three months ended June 30, 2014 of $545 on pre-tax income of $1,582 (an effective tax rate of 34.5%) compared to an income tax provision of $1,338 on pre-tax income of $4,096 (an effective tax rate of 32.7%) for the comparable quarter in 2013.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED June 30, 2014 AND 2013

Overview

We recognized net income of $2,090 or $0.06 per share basic and diluted for the six month period ended June 30, 2014, compared to net income of $7,334 or $0.24 per share basic and diluted for the same period in 2013. A summary of the differences are listed in the table below.

	6 months ended June 30, 2014	6 months ended June 30, 2013	increase (decrease)
Net interest income	$59,450	$45,802	$13,648
Provision for loan losses	(147)	1,014	(1,161)

Net interest income after loan loss provision	59,597	44,788	14,809

Correspondent banking and capital markets division	9,216	12,614	(3,398)
Gain on sale of available for sale securities	46	1,038	(992)
Indemnification Asset (“IA”) amortization	(10,191)	(5,471)	(4,720)
FDIC revenue	1,689	2,024	(335)
All other non interest income	11,372	9,937	1,435

Total non interest income	12,132	20,142	(8,010)

Correspondent banking and capital markets division	9,441	11,438	(1,997)
Credit related expenses	4,199	5,155	(956)
All other non interest expense	44,485	37,870	6,615
Merger related expenses	7,244	—	7,244
Branch closure and efficiency initiatives	3,187	—	3,187

Total non interest expense	68,556	54,463	14,093

Net income before provision for income taxes	3,173	10,467	(7,294)
Provision for income taxes	1,083	3,133	(2,050)

Net income	$2,090	$7,334	($5,244)

The primary differences between the two periods presented above relate to our January 17, 2014 acquisition of Gulfstream and our June 1, 2014 acquisition of FSB. The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of these acquisitions. The increase in our non interest expense, which is basically the operating expenses of our commercial/retail banking segment, is also primarily due to these acquisitions.

Other significant differences between the two periods are merger related expense from our two acquisitions in 2014 and one time charges related to our efficiency and enhanced profitability initiatives we announced in January 2014 which included impairment charges on branch real estate transferred to held for sale and severance payments related to our reduction in force.

Another significant difference between the two periods, that is unrelated to our two acquisitions, is the increase in IA amortization which is due to our FDIC covered loans performing better than previously expected. Each calendar quarter we reforecast estimated expected future cash flows in our FDIC covered loans included in our PCI loan portfolio. As our estimates of future losses decrease, the estimates of future reimbursements from the FDIC included in our IA decreases resulting in writing down the previously expected reimbursements over the shorter of the remaining life of the related loan pool(s) or the remaining term of the related loss share agreement. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $13,648 or 30% to $59,450 during the six month period ended June 30, 2014 compared to $45,802 for the same period in 2013. The $13,648 increase was the result of a $13,996 increase in interest income and a $348 increase in interest expense.

Interest earning assets averaged $2,700,601 during the six month period ended June 30, 2014 as compared to $2,028,322 for the same period in 2013, an increase of $672,279, or 33.1%. The yield on average interest earning assets decreased 17bps to 4.69% (17bps to 4.75% tax equivalent basis) during the six month period ended June 30, 2014, compared to 4.86% (4.92% tax equivalent basis) for the same period in 2013. The combined effects of the $672,279 increase in average interest earning assets and the 17bps (17bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $13,996 ($14,168 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $1,867,254 during the six month period ended June 30, 2014 as compared to $1,527,288 for the same period in 2013, an increase of $339,966, or 22.3%. The cost of average interest bearing liabilities decreased 3bps to 0.37% during the six month period ended June 30, 2014, compared to 0.40% for the same period in 2013. The combined effects of the $339,966 increase in average interest bearing liabilities and the 3bps decrease in cost of average interest bearing liabilities resulted in the $348 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2014 and 2013 on a tax equivalent basis.

	Six months ended June 30,
	2014			2013
	Average balance	Interest inc / exp	Average rate	Average balance	Interest inc / exp	Average rate
Loans (notes 1, 2, 8)	$1,618,732	$38,234	4.76%	$1,143,175	$27,635	4.87%
PCI loans (note 9)	268,521	16,462	12.36%	277,192	15,847	11.53%
Securities- taxable	532,507	7,286	2.76%	405,017	4,485	2.23%
Securities- tax exempt (note 8)	39,196	1,024	5.27%	43,942	1,108	5.08%
Fed funds sold and other (note 3)	241,645	663	0.55%	158,996	426	0.54%

Total interest earning assets	2,700,601	63,669	4.75%	2,028,322	49,501	4.92%

Allowance for loan losses	(20,508)			(25,364)
All other assets	391,226			383,068

Total assets	$3,071,319			$2,386,026

Interest bearing deposits (note 4)	1,768,726	2,860	0.33%	1,448,079	2,713	0.38%
Fed funds purchased	44,224	11	0.05%	40,115	11	0.06%
Other borrowings (note 5)	31,083	79	0.51%	22,116	39	0.36%
Corporate debenture (note 10)	23,221	461	4.00%	16,978	300	3.56%

Total interest bearing liabilities	1,867,254	3,411	0.37%	1,527,288	3,063	0.40%

Demand deposits	837,720			560,041
Other liabilities	27,700			23,660
Stockholders’ equity	338,645			275,037

Total liabilities and stockholders’ equity	$3,071,319			$2,386,026

Net interest spread (tax equivalent basis) (note 6)			4.38%			4.52%

Net interest income (tax equivalent basis)		$60,258			$46,438

Net interest margin (tax equivalent basis) (note 7)			4.50%			4.62%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $143 and $236 for the six month periods ended June 30, 2014 and 2013.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:	Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($402) and ($301) for the six month periods ended June 30, 2014 and 2013.
note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
note 7:	Represents net interest income divided by total interest earning assets.
note 8:	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis.
note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $88 and $13 for the six month periods ended June 30, 2014 and 2013.

Provision for loan losses

The provision for loan losses decreased $1,161 to $(147) during the six month period ending June 30, 2014 compared to a provision of $1,014 for the comparable period in 2013. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six months ended June 30, 2014 was $12,132 compared to $20,142 for the comparable period in 2013. This decrease was the result of the following components listed in the table below.

Six month period ending:	June 30, 2014	June 30, 2013	$ increase (decrease)	% increase (decrease)
Income from correspondent banking capital markets division	$7,340	$11,044	$(3,704)	(33.5%)
Other correspondent banking related revenue	1,876	1,570	306	19.5%
Wealth management related revenue	2,321	2,200	121	5.5%
Service charges on deposit accounts	4,595	3,900	695	17.8%
Debit, prepaid, ATM and merchant card related fees	3,001	2,627	374	14.2%
BOLI income	708	677	31	4.6%
Other service charges and fees	747	533	214	40.2%
Gain on sale of securities	46	1,038	(992)	(95.6%)

Subtotal	$20,634	23,589	$(2,955)	(12.5%)
FDIC indemnification asset-amortization(see explanation below)	(10,191)	(5,471)	(4,720)	86.3%
FDIC indemnification income	1,689	2,024	(335)	(16.6%)

Total non-interest income	$12,132	$20,142	$(8,010)	(39.8%)

When the estimate of future losses in our FDIC covered loans decrease (i.e. future cash flows increase), this increase in cash flows is accreted into interest income, increasing yields, over the remaining life of the related loan pool. The indemnification asset (“IA”) represents the amount that is expected to be collected from the FDIC for reimbursement of a percentage, as set forth in each of the individual agreements, of the estimated losses in the covered pools. When management decreases its estimate of future losses, the expected reimbursement from the FDIC, or IA, is decreased by this related covered percentage. The decrease in estimated reimbursements is expensed (negative accretion) over the lesser of the remaining expected life of the related loan pool(s) or the remaining term of the related loss share agreement(s), and is included in non-interest income as a negative amount.

At June 30, 2014, the total IA on our Condensed Consolidated Balance Sheet was $61,311. Of this amount, we expect to receive reimbursements from the FDIC of approximately $28,898 related to future estimated losses, and expect to write-off approximately $32,413 for previously estimated losses that are no longer expected. The $32,413 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At June 30, 2014, the $32,413 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Year		Year
2014 (6 months)	27.0%	2018	6.2%
2015	29.1%	2019	5.4%
2016	19.3%	2020 thru 2022	4.9%

2017	8.1%	Total	100.0%

When a FDIC covered OREO property is sold at a loss, the loss is included in non-interest expense as loss on sale of OREO, and the percentage of the loss that is covered by the FDIC is recorded as FDIC OREO indemnification income and included in non-interest income. When a FDIC covered loan pool is impaired, the impairment expense is included in loan loss provision expense, and the percentage of the impairment expense that is covered by the FDIC is recorded as FDIC pool impairment indemnification income and included in non-interest income.

Income from correspondent banking and capital markets division means commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and related consulting fees. This line item is volatile and will vary period to period based on sales volume.

Other correspondent banking related revenue means fees generated from safe-keeping activities, bond accounting services, asset/liability consulting fees, international wires, clearing and corporate checking account services and other correspondent banking related services.

Non-interest expense

Non-interest expense for the six months ended June 30, 2014 increased $14,093, or 25.9%, to $68,556, compared to $54,463 for the same period in 2013. Components of our non-interest expenses are listed in the table below.

Six month period ending:	June 30, 2014	June 30, 2013	$ increase (decrease)	% increase (decrease)
Salaries and wages	$25,107	$24,807	$300	1.2%
Incentive/bonus compensation	2,514	2,265	249	11.0%
Stock based compensation	369	289	80	27.7%
Employer 401K matching contributions	734	675	59	8.7%
Deferred compensation expense	267	275	(8)	(2.9%)
Health insurance and other employee benefits	2,167	1,747	420	24.0%
Payroll taxes	2,033	1,750	283	16.2%
Other employee related expenses	659	640	19	3.0%
Incremental direct cost of loan origination	(984)	(974)	(10)	1.0%

Total salaries, wages and employee benefits	32,866	31,474	1,392	4.4%

Loss on sale of OREO	28	253	(225)	(88.9%)
Loss on sale of FDIC covered OREO	428	309	119	38.5%
Valuation write down of OREO	515	637	(122)	(19.2%)
Valuation write down of FDIC covered OREO	1,390	2,030	(640)	(31.5%)
Loss on repossessed assets other than real estate	17	346	(329)	(95.1%)
Loan put back expense	—	4	(4)	(100.0%)
Foreclosure and repossession related expenses	1,202	879	323	36.7%
Foreclosure and repo expense, FDIC (note 1)	619	697	(78)	(11.2%)

Total credit related expenses	4,199	5,155	(956)	(18.5%)

Occupancy expense	4.439	3,834	605	15.8%
Depreciation of premises and equipment	3,041	2,952	89	3.0%
Supplies, stationary and printing	561	573	(12)	(2.1%)
Marketing expenses	1,239	1,114	125	11.2%
Data processing expense	2,345	1,796	549	30.6%
Legal, auditing and other professional fees	2,151	1,627	524	32.2%
Bank regulatory related expenses	1,384	1,216	168	13.8%
Postage and delivery	633	552	81	14.7%
Debit, prepaid, ATM and merchant card related expenses	942	953	(11)	(1.2%)
CDI and Trust intangible amortization	891	607	284	46.8%
Internet and telephone banking	793	463	330	71.3%
Put-back option amortization	—	37	(37)	(100.0%)
Operational write-offs and losses	91	30	61	203.3%
Correspondent accounts and Federal Reserve charges	287	229	58	25.3%
Conferences/Seminars/Education/Training	198	291	(93)	(32.0%)
Director fees	210	204	6	2.9%
Travel expenses	171	178	(7)	(3.9%)
Other expenses	1,684	1,178	506	43.0%

Subtotal	58,125	54,463	3,662	6.7%
Merger related expenses	7,244	—	7,244	100.0%
Branch closure and efficiency initiatives	3,187	—	3,187	100.0%

Total non-interest expense	$68,556	$54,463	$14,093	25.9%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

The overall increase in our non interest expense is primarily due to our January 17, 2014 acquisition of Gulfstream and our June 1, 2014 acquisition of FSB. The merger related expenses relate to both of these acquisitions. The branch closure and efficiency initiatives expense relates to one-time charges including impairment expenses on closed branch property transferred to held for sale and severance payments from our reduction in force.

Provision for income taxes

We recognized an income tax provision for the six months ended June 30, 2014 of $1,083 on pre-tax income of $3,173 (an effective tax rate of 34.1%) compared to an income tax provision of $3,133 on pre-tax income of $10,467 (an effective tax rate of 29.9%) for the comparable quarter in 2013

Liquidity

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2013. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2014. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

Merger Related Litigation

As disclosed in Form 10-Q filed on May 6, 2014, a class action complaint was filed on April 24, 2014 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida against First Southern Bancorp, Inc. (“First Southern”), its directors and CenterState challenging the merger of First Southern with CenterState. The complaint was subsequently withdrawn.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date:	August 5, 2014	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date:	August 5, 2014	By:	/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer