Form 10-Q
period 2014-09-30
CenterState Banks, Inc.
filed 2014-11-03
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	45,217,149 shares
(class)	Outstanding at October 31, 2014

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

ASSETS	September 30, 2014	December 31, 2013
Cash and due from banks	$48,528	$21,581
Federal funds sold and Federal Reserve Bank deposits	162,038	153,308
Cash and cash equivalents	210,566	174,889
Trading securities, at fair value	656	-
Investment securities available for sale, at fair value	535,767	457,086
Investment securities held to maturity (fair value of $5,428 and $-0-
at September 30, 2014 and December 31, 2013, respectively)	5,372	-
Loans held for sale, at lower of cost or fair value	522	1,010

Loans, excluding purchased credit impaired	2,126,489	1,242,758
Purchased credit impaired loans	309,638	231,421
Allowance for loan losses	(19,842)	(20,454)
Net Loans	2,416,285	1,453,725

Bank premises and equipment, net	98,972	96,619
Accrued interest receivable	8,416	6,337
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,176	8,189
Goodwill	76,981	44,924
Core deposit intangible	15,068	4,958
Trust intangible	1,027	1,158
Bank owned life insurance	82,936	49,285
Other repossessed real estate owned covered by FDIC loss share agreements	25,452	19,111
Other repossessed real estate owned	10,899	6,409
FDIC indemnification asset	54,032	73,877
Deferred income tax asset, net	56,640	5,296
Bank property held for sale	5,922	1,582
Prepaid expense and other assets	16,454	11,556
TOTAL ASSETS	$3,639,143	$2,416,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,043,083	$644,915
Demand - interest bearing	575,020	483,842
Savings and money market accounts	960,053	542,599
Time deposits	488,074	384,875
Total deposits	3,066,230	2,056,231

Securities sold under agreement to repurchase	30,456	20,457
Federal funds purchased	42,070	29,909
Corporate debentures	23,873	16,996
Accrued interest payable	359	333
Payables and accrued expenses	33,793	18,706
Total liabilities	3,196,781	2,142,632

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 45,208,836 and 30,112,475 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	452	301
Additional paid-in capital	388,538	229,544
Retained earnings	52,445	48,018
Accumulated other comprehensive income ( loss)	927	(4,484)
Total stockholders' equity	442,362	273,379

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,639,143	$2,416,011

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
Interest income:	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Loans	$33,519	$22,963	$87,757	$66,188
Investment securities available for sale:
Taxable	3,073	2,560	10,368	7,045
Tax-exempt	338	362	1,003	1,091
Federal funds sold and other	417	149	1,080	575
	37,347	26,034	100,208	74,899
Interest expense:
Deposits	1,799	1,246	4,659	3,959
Securities sold under agreement to repurchase	52	21	131	60
Federal funds purchased	6	5	17	16
Corporate debentures	240	152	701	452
	2,097	1,424	5,508	4,487

Net interest income	35,250	24,610	94,700	70,412
Provision for loan losses	955	(1,273)	808	(259)
Net interest income after loan loss provision	34,295	25,883	93,892	70,671

Non interest income:
Correspondent banking capital markets revenue	4,184	2,909	11,524	13,953
Other correspondent banking related revenue	958	862	2,834	2,432
Service charges on deposit accounts	2,496	2,244	7,091	6,144
Debit, prepaid, ATM and merchant card related fees	1,612	1,399	4,613	4,026
Wealth management related revenue	993	1,179	3,314	3,379
FDIC indemnification income	213	3,333	1,902	5,357
FDIC indemnification asset amortization	(4,953)	(3,836)	(15,144)	(9,307)
Bank owned life insurance income	451	327	1,159	1,004
Other service charges and fees	605	190	1,352	723
Net gain on sale of securities available for sale	-	-	46	1,038
Total other income	6,559	8,607	18,691	28,749

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Non interest expense:
Salaries, wages and employee benefits	18,799	14,345	51,665	45,819
Occupancy expense	3,038	1,924	7,477	5,758
Depreciation of premises and equipment	1,542	1,364	4,583	4,316
Supplies, stationary and printing	375	268	936	841
Marketing expenses	746	722	1,985	1,836
Data processing expense	1,673	1,026	4,018	2,822
Legal, audit and other professional fees	1,099	1,176	3,250	2,803
Core deposit intangible ("CDI") amortization	656	246	1,459	749
Postage and delivery	386	266	1,019	818
ATM and debit card related expenses	466	435	1,408	1,374
Bank regulatory expenses	916	588	2,300	1,804
(Gain)/loss on sale of repossessed real estate (“OREO”)	(577)	1,852	(121)	2,414
Valuation write down of repossessed real estate (“OREO”)	329	3,184	2,234	5,851
Loss on repossessed assets other than real estate	17	39	34	385
Foreclosure related expenses	646	680	2,467	2,260
Merger and acquisition related expenses	3,450	183	10,694	183
Branch closure and efficiency initiatives	(6)	-	3,181	-
Other expenses	1,979	1,552	5,501	4,280
Total other expenses	35,534	29,850	104,090	84,313

Income before provision for income taxes	5,320	4,640	8,493	15,107
Provision for income taxes	1,727	1,531	2,810	4,664
Net income	$3,593	$3,109	$5,683	$10,443

Other comprehensive income, net of tax:
Unrealized securities holding (loss) gain, net of income taxes	$(665)	$(1,608)	$5,439	$(10,219)
Less: reclassified adjustments for gain included in net income, net of income taxes, of $-0-, $-0-, $18, and $400, respectively (1)	-	-	(28)	(638)
Net unrealized (loss) gain on available for sale securities, net of income taxes	(665)	(1,608)	5,411	(10,857)

Total comprehensive income (loss)	$2,928	$1,501	$11,094	$(414)

Earnings per share:
Basic	$0.08	$0.10	$0.14	$0.35
Diluted	$0.08	$0.10	$0.14	$0.35
Common shares used in the calculation of earnings per share:
Basic	45,061,356	30,109,728	39,435,947	30,099,509
Diluted	45,413,275	30,243,873	39,801,560	30,216,028
(1)

Amounts are included in net gain on sale of securities available for sale in total non interest income. Provision for income taxes associated with the reclassification adjustment for the three and nine month periods ended September 30, 2014 and 2013 was   $-0-, $-0-, $18, and $400, respectively.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2014 and 2013 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		Other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2013	30,079,767	$301	$228,952	$36,979	$7,299	$273,531

Net income				10,443		10,443
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $5,808					(10,857)	(10,857)

Dividends paid - common ($0.03 per share)				(902)		(902)
Stock grants issued	32,708		300			300
Stock based compensation expense			226			226
Balances at September 30, 2013	30,112,475	$301	$229,478	$46,520	$(3,558)	$272,741

Balances at January 1, 2014	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379

Net income				5,683		5,683
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $3,398					5,411	5,411

Dividends paid - common ($0.03 per share)				(1,256)		(1,256)
Stock grants issued	194,830	2	552			554
Stock based compensation expense			220			220
Stock options exercised, including tax benefit	229,945	2	966			968
Stock issued pursuant to Gulfstream acquisition	5,195,541	52	53,098			53,150
Stock options acquired and converted pursuant to Gulfstream acquisition			3,617			3,617
Stock issued pursuant to First Southern acquisition	9,476,045	$95	100,541			100,636
Balances at September 30, 2014	45,208,836	$452	$388,538	$52,445	$927	$442,362

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,683	$10,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	808	(259)
Depreciation of premises and equipment	4,583	4,316
Accretion of purchase accounting adjustments	(27,602)	(24,785)
Net amortization of investment securities	4,604	5,353
Net deferred loan origination fees	(452)	(593)
Gain on sale of securities available for sale	(46)	(1,038)
Trading securities revenue	(126)	(212)
Purchases of trading securities	(117,031)	(171,530)
Proceeds from sale of trading securities	116,501	176,392
Repossessed real estate owned valuation write down	2,234	5,851
(Gain) loss on sale of repossessed real estate owned	(121)	2,414
Repossessed assets other than real estate valuation write down	32	65
Loss on sale of repossessed assets other than real estate	2	320
Gain on sale of loans held for sale	(380)	(255)
Loans originated and held for sale	(18,751)	(15,499)
Proceeds from sale of loans held for sale	19,866	17,146
(Gain) loss on disposal of and or sale of fixed assets	(18)	6
Gain on disposal of bank property held for sale	-	(31)
Impairment on bank property held for sale	2,500	-
Deferred income taxes	(3,595)	1,354
Stock based compensation expense	573	436
Bank owned life insurance income	(1,159)	(1,004)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	10,204	6,600
Net change in accrued interest payable, accrued expense, and other liabilities	5,939	1,028
Net cash provided by operating activities	4,248	16,518
Cash flows from investing activities:
Purchases of investment securities held to maturity	(5,377)	-
Purchases of investment securities available for sale	-	(31,133)
Purchases of mortgage backed securities available for sale	(195,943)	(183,002)
Purchases of FRB and FHLB stock	(3,580)	-
Proceeds from maturities of investment securities available for sale	-	165
Proceeds from called investment securities available for sale	1,935	8,670
Proceeds from pay-downs of mortgage backed securities available for sale	61,355	83,801
Proceeds from sales of investment securities available for sale	62,111	31,201
Proceeds from sales of mortgage backed securities available for sale	261,426	37,691
Proceeds from sales of FHLB and FRB stock	1,054	1,570
Net decrease (increase) in loans	12,039	(25,264)
Cash received from FDIC loss sharing agreements	9,593	36,227
Purchase of bank owned life insurance	(25,000)	-
Purchases of premises and equipment, net	(628)	(3,670)
Proceeds from sale of repossessed real estate	25,675	22,356
Proceeds from sale of fixed assets	18	13
Proceeds from sale of bank property held for sale	7,134	931
Net cash from bank acquisitions	130,494	-
Net cash provided by/(used in) investing activities	342,306	(20,444)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Nine months ended September 30,
	2014	2013
Cash flows from financing activities:
Net decrease in deposits	(151,150)	(34,886)
Sale of deposits	(169,748)	-
Net increase in securities sold under agreement to repurchase	2,423	3,358
Net increase in federal funds purchased	12,161	6,424
Net decrease in other borrowings	(5,708)	-
Net increase in payable to shareholders for acquisitions	1,433	-
Stock options exercised, including tax benefit	968	-
Dividends paid	(1,256)	(902)
Net cash used in financing activities	(310,877)	(26,006)

Net increase (decrease) in cash and cash equivalents	35,677	(29,932)
Cash and cash equivalents, beginning of period	174,889	136,748
Cash and cash equivalents, end of period	$210,566	$106,816

Transfer of loans to other real estate owned	$12,741	$23,400
Transfers of bank property to held for sale	$4,647	$-

Cash paid during the period for:
Interest	$6,350	$5,059
Income taxes	$5,761	$1,745

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of Operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState”), and non bank subsidiary, R4ALL, Inc. The subsidiary bank operates through 58 full service banking locations in 20 counties throughout Florida, providing traditional deposit and lending products and services to its commercial and retail customers. R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from the subsidiary bank and manage their eventual disposition.

In addition, the Company also operates a correspondent banking and capital markets division. The division is integrated with and part of the subsidiary bank located in Winter Haven, Florida, although the majority of its bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia and Winston Salem, North Carolina. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. The second category includes correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits. The third revenue generating category includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results expected for the full year.

Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. Average stock options outstanding that were anti dilutive during the three and nine month periods ending September 30, 2014 and 2013 were 893,620, 956,882, 1,040,121 and 1,116,739 respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$3,593	$3,109	$5,683	$10,443

Denominator:
Denominator for basic earnings per share
- weighted-average shares	45,061,356	30,109,728	39,435,947	30,099,509
Effect of dilutive securities:
Stock options and stock grants	351,919	134,145	365,613	116,519
Denominator for diluted earnings per share
- adjusted weighted-average shares	45,413,275	30,243,873	39,801,560	30,216,028

Basic earnings per share	$0.08	$0.10	$0.14	$0.35
Diluted earnings per share	$0.08	$0.10	$0.14	$0.35

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

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2014
Assets:
Trading securities	$656	-	$656	-
Available for sale securities
U.S. government sponsored entities and agencies	3	-	3	-
Mortgage backed securities	496,763	-	496,763	-
Municipal securities	39,000	-	39,000	-
Interest rate swap derivatives	3,983	-	3,983	-

Liabilities:
Interest rate swap derivatives	4,398	-	4,398	-

at December 31, 2013
Assets:
Trading securities	$ ---	-	$ ---	-
Available for sale securities
U.S. government sponsored entities and agencies	4	-	4	-
Mortgage backed securities	416,881	-	416,881	-
Municipal securities	40,201	-	40,201	-
Interest rate swap derivatives	2,603	-	2,603	-

Liabilities:
Interest rate swap derivatives	2,496	-	2,496	-

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2014
Assets:
Impaired loans
Residential real estate	$3,086	-	-	$3,086
Commercial real estate	5,655	-	-	5,655
Land, land development and construction	1,823	-	-	1,823
Commercial	673	-	-	673
Consumer	94	-	-	94
Other real estate owned
Residential real estate	388	-	-	388
Commercial real estate	3,329	-	-	3,329
Land, land development and construction	3,001	-	-	3,001
Bank property held for sale	5,922	-	-	5,922

at December 31, 2013
Assets:
Impaired loans
Residential real estate	$3,191	-	-	$3,191
Commercial real estate	7,515	-	-	7,515
Land, land development and construction	290	-	-	290
Commercial	731	-	-	731
Consumer	157	-	-	157
Other real estate owned
Residential real estate	27	-	-	27
Commercial real estate	3,837	-	-	3,837
Land, land development and construction	3,949	-	-	3,949
Bank property held for sale	1,582	-	-	1,582

Impaired loans with specific valuation allowances and/or partial charge-offs had a recorded investment of $13,031 with a valuation allowance of $1,700, at September 30, 2014, and a recorded investment of $13,528, with a valuation allowance of $1,644, at December 31, 2013. The Company recorded a provision for loan loss expense of $452 and $857 on these loans during the three and nine month periods ending September 30, 2014.  The Company recorded a provision for loan loss expense of $383 and $781 on these loans during the three and nine month periods ending September 30, 2013, respectively.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Other real estate owned had a decline in fair value of $329, $2,234, $3,184 and $5,851 during the three and nine month periods ending September 30, 2014 and 2013, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon comparative sales data provided by real estate brokers. The Company closed eight bank branch offices in April 2014, seven owned by the Company and one leased. Five of the properties owned by the Company were transferred to held-for-sale, the remaining two are being used as loan production offices, back office support staff offices and a portion of the second floor of one of the buildings is leased to an existing tenant. One of the properties transferred to held-for-sale during the first quarter of 2014 was sold and another was placed under a contract to sell during the third quarter of 2014, resulting in a recovery of $276 from a previous impairment charge of $1,040 recorded in the first quarter of 2014.  Excluding these two properties, the Company recognized an impairment charge of $225 and $1,511 during the three and nine month periods ending September 30, 2014 related to the transfer to held-for-sale. The Company also recognized an additional impairment of $45 and $225 for the three and nine month periods ending September 30, 2014 related to a property previously transferred to held-for-sale in 2012.

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

Investment securities held to maturity:  The fair values of securities held to maturity are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at September 30, 2014	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$210,566	$210,566	$-	$-	$210,566
Trading securities	656	-	656	-	656
Investment securities available for sale	535,767	-	535,767	-	535,767
Investment securities held to maturity	5,372	-	5,428	-	5,428
FHLB and FRB stock	17,176	-	-	-	n/a
Loans held for sale	522	-	522	-	522
Loans, less allowance for loan losses of $19,842	2,416,285	-	-	2,419,027	2,419,027
FDIC indemnification asset	54,032	-	-	-	n/a
Interest rate swap derivatives	3,983	-	3,983	-	3,983
Accrued interest receivable	8,416	-	-	8,416	8,416

Financial liabilities:
Deposits- without stated maturities	$2,578,156	$2,578,156	$-	$-	$2,578,156
Deposits- with stated maturities	488,074	-	493,339	-	493,339
Securities sold under agreement to repurchase	30,456	-	30,456	-	30,456
Federal funds purchased	42,070	-	42,070	-	42,070
Corporate debentures	23,873	-	-	19,646	19,646
Interest rate swap derivatives	4,398	-	4,398	-	4,398
Accrued interest payable	359	-	359	-	359

		Fair value measurements
at December 31, 2013	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$174,889	$174,889	$-	$-	$174,889
Trading securities	-	-	-	-	-
Investment securities available for sale	457,086	-	457,086	-	457,086
FHLB and FRB stock	8,189	-	-	-	n/a
Loans held for sale	1,010	-	1,010	-	1,010
Loans, less allowance for loan losses of $20,454	1,453,725	-	-	1,456,295	1,456,295
FDIC indemnification asset	73,877	-	-	-	n/a
Interest rate swap derivatives	2,603	-	2,603	-	2,603
Accrued interest receivable	6,337	-	-	6,337	6,337

Financial liabilities:
Deposits- without stated maturities	$1,671,356	$1,671,356	$-	$-	$1,671,356
Deposits- with stated maturities	384,875	-	389,115	-	389,115
Securities sold under agreement to repurchase	20,457	-	20,457	-	20,457
Federal funds purchased	29,909	-	29,909	-	29,909
Corporate debentures	16,996	-	-	11,091	11,091
Interest rate swap derivatives	2,496	-	2,496	-	2,496
Accrued interest payable	333	-	333	-	333

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and nine month periods ending September 30, 2014 and 2013.

	Three month period ending September 30, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$36,541	$806	$-	$-	$37,347
Interest expense	(1,852)	(5)	(240)	-	(2,097)
Net interest income (expense)	34,689	801	(240)	-	35,250
Provision for loan losses	(955)	-	-	-	(955)
Non interest income	1,417	5,142	-	-	6,559
Non interest expense	(29,601)	(5,036)	(897)	-	(35,534)
Net income (loss) before taxes	5,550	907	(1,137)	-	5,320
Income tax (provision) benefit	(1,812)	(350)	435	-	(1,727)
Net income (loss)	$3,738	$557	$(702)	$-	$3,593
Total assets	$3,473,586	$153,243	$472,431	$(460,117)	$3,639,143

	Nine month period ending September 30, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$97,944	$2,264	$-	$-	$100,208
Interest expense	(4,791)	(16)	(701)	-	(5,508)
Net interest income (expense)	$93,153	$2,248	$(701)	-	$94,700
Provision for loan losses	(808)	-	-	-	(808)
Non interest income	4,333	14,358	-	-	18,691
Non interest expense	(86,983)	(14,477)	(2,630)	-	(104,090)
Net income (loss) before taxes	$9,695	$2,129	$(3,331)	-	$8,493
Income tax (provision) benefit	(3,250)	(821)	1,261	-	(2,810)
Net income (loss)	$6,445	$1,308	$(2,070)	$-	$5,683
Total assets	$3,473,586	$153,243	$472,431	$(460,117)	$3,639,143

	Three month period ending September 30, 2013
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$25,304	$730	$-	-	$26,034
Interest expense	(1,267)	(5)	(152)	-	(1,424)
Net interest income (expense)	24,037	725	(152)	-	24,610
Provision for loan losses	1,273	-	-	-	1,273
Non interest income	4,836	3,771	-	-	8,607
Non interest expense	(24,620)	(4,377)	(853)	-	(29,850)
Net income before taxes	5,526	119	(1,005)	-	4,640
Income tax (provision) benefit	(1,867)	(46)	382	-	(1,531)
Net income (loss)	$3,359	$73	$(623)	-	$3,109
Total assets	$2,194,300	$138,395	$294,425	$(291,099)	$2,336,021

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Nine month period ending September 30, 2013
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$72,777	$2,122	$-	$-	$74,899
Interest expense	(4,019)	(16)	(452)	-	(4,487)
Net interest income	68,758	2,106	(452)	-	70,412
Provision for loan losses	259	-	-	-	259
Non interest income	12,364	16,385	-	-	28,749
Non interest expense	(65,917)	(15,815)	(2,581)	-	(84,313)
Net income before taxes	15,464	2,676	(3,033)	-	15,107
Income tax (provision) benefit	(4,933)	(1,032)	1,301	-	(4,664)
Net income (loss)	$10,531	$1,644	$(1,732)	$-	$10,443
Total assets	$2,194,300	$138,395	$294,425	$(291,099)	$2,336,021

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through its subsidiary bank and a non bank subsidiary, R4ALL, with 58 full service banking locations in 20 counties throughout Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

NOTE 5: Investment Securities

Available-for-Sale

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

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$3	$-	$0	$3
Mortgage backed securities	496,623	5,070	4,930	496,763
Municipal securities	37,631	1,472	103	39,000
Total available-for-sale	$534,257	$6,542	$5,033	$535,767

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$4	$ ---	$ ---	$4
Mortgage backed securities	424,654	4,623	12,396	416,881
Municipal securities	39,728	921	448	40,201
Total available-for-sale	$464,386	$5,544	$12,844	$457,086

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2014 included securities acquired through the Gulfstream acquisition and the securities sold during the second quarter of 2014 included the securities acquired through the First Southern acquisition. These acquired securities were marked to fair value and subsequently sold after the acquisition date, therefore no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the nine months ended September 30, 2014 and 2013 were as follows:

For the nine months ended:	September 30, 2014	September 30, 2013
Proceeds	$323,542	$68,892
Gross gains	1,175	1,038
Gross losses	1,129	---

The tax provision related to these net realized gains was $18 and $400, respectively.

The fair value of available for sale securities at September 30, 2014 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Amortized
Investment securities available for sale:	Fair Value	Cost
Due in one year or less	$-	$-
Due after one year through five years	2,116	2,016
Due after five years through ten years	16,933	16,302
Due after ten years through thirty years	19,955	19,316
Mortgage backed securities	496,763	496,623
Total available-for-sale	$535,767	$534,257

Available for sale securities pledged at September 30, 2014 and December 31, 2013 had a carrying amount (estimated fair value) of $139,135 and $108,871 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$58,242	$265	$140,972	$4,665	$199,214	$4,930
Municipal securities	-	-	3,873	103	3,873	103
Total temporarily impaired
available-for-sale securities	$58,242	$265	$144,845	$4,768	$203,087	$5,033

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$239,641	$10,221	$18,793	$2,175	$258,434	$12,396
Municipal securities	7,603	333	1,010	115	8,613	448
Total temporarily impaired
available-for-sale securities	$247,244	$10,554	$19,803	$2,290	$267,047	$12,844

At September 30, 2014, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

Held-to-Maturity

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of September 30, 2014. There were no securities held to maturity as of December 31, 2013.

	September 30, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$5,372	$56	$-	$5,428
Total held-to-maturity	$5,372	$56	$-	$5,428

There were no held to maturity securities pledged at September 30, 2014 or December 31, 2013. At September 30, 2014, there were no holdings of held to maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity. There were no held to maturity investments with gross unrealized losses at September 30, 2014. The fair value of held to maturity securities at September 30, 2014 by contractual maturity were as follows:

		Amortized
Investment securities held to maturity	Fair Value	Cost
Due after ten years through thirty years	$5,428	$5,372
Total held-to-maturity	$5,428	$5,372

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2014	December 31, 2013
Loans excluding PCI loans
Real estate loans
Residential	$572,244	$458,331
Commercial	1,136,595	528,710
Land, development and construction	78,514	62,503
Total real estate	1,787,353	1,049,544
Commercial	282,753	143,263
Consumer and other loans	55,527	49,547
Loans before unearned fees and deferred cost	2,125,633	1,242,354
Net unearned fees and costs	856	404
Total loans excluding PCI loans	2,126,489	1,242,758
PCI loans (note 1)
Real estate loans
Residential	106,335	120,030
Commercial	165,006	100,012
Land, development and construction	26,250	6,381
Total real estate	297,591	226,423
Commercial	11,226	3,850
Consumer and other loans	821	1,148
Total PCI loans	309,638	231,421
Total loans	2,436,127	1,474,179
Allowance for loan losses for loans that are not PCI loans	(19,035)	(19,694)
Allowance for loan losses for PCI loans	(807)	(760)
Total loans, net of allowance for loan losses	$2,416,285	$1,453,725

The following sets forth the covered FDIC loans included in the table above.

	September 30, 2014	December 31, 2013
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$4,719	$-
Commercial	34,747	-
Land, development and construction	867	-
Total real estate	40,333	-
Commercial	1,382	-
Consumer and other loans	-	-
FDIC covered loans, excluding PCI loans	41,715	-
FDIC covered PCI loans (note 1)
Real estate loans
Residential	102,262	120,030
Commercial	137,783	100,012
Land, development and construction	17,965	6,381
Total real estate	258,010	226,423
Commercial	6,679	3,850
Consumer and other loans	-	---
Total FDIC covered PCI loans	264,689	230,273
Total FDIC covered loans	306,404	230,273
Allowance for loan losses for FDIC covered loans that are not PCI loans	-	-
Allowance for loans losses for FDIC covered	(807)	(760)
Total covered loans, net of allowance for loan losses	$305,597	$229,513

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company acquired FDIC covered loans that are not PCI loans pursuant to the acquisition of FSB on June 1, 2014. Prior to the FSB acquisition, the Company’s FDIC covered loans were all PCI loans.

The table below set forth the activity in the allowance for loan losses for the periods presented.

Three months ended September 30, 2014	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Balance at beginning of period	$18,240	$960	$19,200
Loans charged-off	(869)	-	(869)
Recoveries of loans previously charged-off	556	-	556
Net charge-offs	(313)	-	(313)
Provision for loan losses	1,108	(153)	955
Balance at end of period	$19,035	$807	$19,842

Three months ended September 30, 2013
Balance at beginning of period	$21,800	$2,020	$23,820
Loans charged-off	(1,570)	-	(1,570)
Recoveries of loans previously charged-off	344	-	344
Net charge-offs	(1,226)	-	(1,226)
Provision for loan losses	(1,309)	36	(1,273)
Balance at end of period	$19,265	$2,056	$21,321

Nine months ended September 30, 2014	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(2,931)	-	(2,931)
Recoveries of loans previously charged-off	1,511	-	1,511
Net charge-offs	(1,420)	-	(1,420)
Provision for loan losses	761	47	808
Balance at end of period	$19,035	$807	$19,842

Nine months ended September 30, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(5,404)	(515)	(5,919)
Recoveries of loans previously charged-off	817	-	817
Net charge-offs	(4,587)	(515)	(5,102)
Provision for loan losses	(181)	(78)	(259)
Balance at end of period	$19,265	$2,056	$21,321

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended September 30, 2014
Beginning of the period	$7,819	$7,544	$634	$1,100	$1,143	$18,240
Charge-offs	(260)	(37)	(24)	(327)	(221)	(869)
Recoveries	349	107	45	15	40	556
Provision for loan losses	(1,415)	1,133	154	1,032	204	1,108
Balance at end of period	$6,493	$8,747	$809	$1,820	$1,166	$19,035

Three months ended September 30, 2013
Beginning of the period	$9,791	$6,026	$4,071	$1,064	$848	$21,800
Charge-offs	(1,147)	(53)	(127)	(53)	(190)	(1,570)
Recoveries	163	42	41	22	76	344
Provision for loan losses	844	(1,431)	(644)	(146)	68	(1,309)
Balance at end of period	$9,651	$4,584	$3,341	$887	$802	$19,265

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended September 30, 2014
Beginning of the period	$-	$522	$77	$361	$-	$960
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(27)	(47)	(79)	-	(153)
Balance at end of period	$-	$495	$30	$282	$-	$807

Three months ended September 30, 2013
Beginning of the period	$-	$1,577	$130	$313	$-	$2,020
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(190)	(8)	234	-	36
Balance at end of period	$-	$1,387	$122	$547	$-	$2,056

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Nine months ended September 30, 2014
Beginning of the period	$8,785	$6,441	$3,069	$510	$889	$19,694
Charge-offs	(1,175)	(352)	(124)	(594)	(686)	(2,931)
Recoveries	784	482	93	19	133	1,511
Provision for loan losses	(1,901)	2,176	(2,229)	1,885	830	761
Balance at end of period	$6,493	$8,747	$809	$1,820	$1,166	$19,035

Nine months ended September 30, 2013
Beginning of the period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Charge-offs	(3,328)	(1,127)	(310)	(112)	(527)	(5,404)
Recoveries	396	82	161	43	135	817
Provision for loan losses	5,752	(2,643)	(2,721)	(789)	220	(181)
Balance at end of period	$9,651	$4,584	$3,341	$887	$802	$19,265

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Nine months ended September 30, 2014
Beginning of the period	$-	$138	$89	$533	$-	$760
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	357	(59)	(251)	-	47
Balance at end of period	$-	$495	$30	$282	$-	$807

Nine months ended September 30, 2013
Beginning of the period	$-	$2,335	$-	$314	$-	$2,649
Charge-offs	-	(515)	-	-	-	(515)
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(433)	122	233	-	(78)
Balance at end of period	$-	$1,387	$122	$547	$-	$2,056

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of September 30, 2014	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$435	$1,151	$372	$3	$16	$1,977
Collectively evaluated for impairment	6,058	7,596	437	1,817	1,150	17,058
Purchased credit impaired	-	495	30	282	-	807
Total ending allowance balance	$6,493	$9,242	$839	$2,102	$1,166	$19,842

Loans:
Individually evaluated for impairment	$9,764	$11,695	$2,975	$2,010	$251	$26,695
Collectively evaluated for impairment	562,480	1,124,900	75,539	280,743	55,276	2,098,938
Purchased credit impaired	106,335	165,006	26,250	11,226	821	309,638
Total ending loan balances	$678,579	$1,301,601	$104,764	$293,979	$56,348	$2,435,271

	Real Estate Loans
As of December 31, 2013	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$395	$1,377	$16	$2	$21	$1,811
Collectively evaluated for impairment	8,390	5,064	3,053	508	868	17,883
Purchased credit impaired	-	138	89	533	-	760
Total ending allowance balance	$8,785	$6,579	$3,158	$1,043	$889	$20,454

Loans:
Individually evaluated for impairment	$8,610	$12,564	$1,307	$1,297	$332	$24,110
Collectively evaluated for impairment	449,721	516,146	61,196	141,966	49,215	1,218,244
Purchased credit impaired	120,030	100,012	6,381	3,850	1,148	231,421
Total ending loan balance	$578,361	$628,722	$68,884	$147,113	$50,695	$1,473,775

Loans collectively evaluated for impairment reported at September 30, 2014 include loans acquired from FSB on June 1, 2014 and from Gulfstream (“GSB”) on January 17, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment for loans acquired from GSB at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis, but remains adequate at September 30, 2014, and therefore no provision for loan loss was recorded related to these loans at September 30, 2014.  The fair value adjustment for loans acquired from FSB at the acquisition date was approximately $9,725, or approximately 2.0% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis, but remains adequate at September 30, 2014, and therefore no provision for loan loss was recorded related to these loans at September 30, 2014.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	Sep 30 , 2014	Dec 31, 2013
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$11,951	$10,763
Nonperforming TDRs (these are included in NPLs)	3,055	4,684
Total TDRs (these are included in impaired loans)	15,006	15,447
Impaired loans that are not TDRs	11,689	8,663
Total impaired loans	$26,695	$24,110

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

TDRs as of September 30, 2014 and December 31, 2013 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of September 30, 2014	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,587	$1,197	$8,784
Commercial	2,864	1,635	4,499
Land, development, construction	579	142	721
Total real estate loans	11,030	2,974	14,004
Commercial	714	37	751
Consumer and other	207	44	251
Total TDRs	$11,951	$3,055	$15,006

As of December 31, 2013	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,221	$1,389	$8,610
Commercial	2,169	3,077	5,246
Land, development, construction	608	47	655
Total real estate loans	9,998	4,513	14,511
Commercial	555	49	604
Consumer and other	210	122	332
Total TDRs	$10,763	$4,684	$15,447

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $126 and $342 and partial charge offs of $63 and $161 on the TDR loans described above during the three and nine month periods ending September 30, 2014.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 80% of our TDRs are current pursuant to their modified terms, and $3,055, or approximately 20% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending September 30, 2014 and 2013.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Period ending		Period ending
	September 30, 2014		September 30, 2013
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	-	$-	3	$562
Commercial real estate	3	566	5	1,662
Land, development, construction	1	142	-	-
Commercial and Industrial	-	-	1	25
Consumer and other	-	-	1	18
Total	4	$708	10	$2,267

The Company recorded a provision for loan loss expense of $62 and $66 and partial charge offs of $31 and $40 on TDR loans that subsequently defaulted as described above during the three and nine month periods ending September 30, 2014.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of September 30, 2014	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$6,551	$6,434	$-
Commercial real estate	5,782	5,651	-
Land, development, construction	2,432	1,825	-
Commercial and industrial	1,912	1,778	-
Consumer, other	-	-	-

With an allowance recorded:
Residential real estate	3,482	3,330	435
Commercial real estate	6,364	6,044	1,151
Land, development, construction	1,192	1,150	372
Commercial and industrial	279	232	3
Consumer, other	268	251	16
Total	$28,262	$26,695	$1,977

As of December 31, 2013	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,052	$4,803	$-
Commercial real estate	9,330	7,439	-
Land, development, construction	1,377	1,168	-
Commercial and industrial	1,330	1,241	-
Consumer, other	5	5	-

With an allowance recorded:
Residential real estate	3,942	3,807	395
Commercial real estate	5,257	5,125	1,377
Land, development, construction	147	139	16
Commercial and industrial	102	56	2
Consumer, other	340	327	21
Total	$26,882	$24,110	$1,811

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending September, 30, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,745	$83	$-
Commercial	12,362	39	-
Land, development, construction	2,521	11	-
Total real estate loans	24,628	133	-

Commercial and industrial	2,068	19	-
Consumer and other loans	283	3	-
Total	$26,979	$155	$-

Nine month period ending September, 30, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,488	$247	$-
Commercial	12,614	110	-
Land, development, construction	1,894	30	-
Total real estate loans	23,996	387	-

Commercial and industrial	2,107	58	-
Consumer and other loans	310	9	-
Total	$26,413	$454	$-

Three month period ending September, 30, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,829	$78	$-
Commercial	26,960	295	-
Land, development, construction	1,436	2	-
Total real estate loans	37,225	375	-

Commercial and industrial	1,710	12	-
Consumer and other loans	351	3	-
Total	$39,286	$390	$-

Nine month period ending September, 30, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,014	$222	$-
Commercial	28,134	840	-
Land, development, construction	1,423	10	-
Total real estate loans	38,571	1,072	-

Commercial and industrial	1,984	28	-
Consumer and other loans	369	8	-
Total	$40,924	$1,108	$-

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

Nonperforming loans were as follows:	Sep 30, 2014	Dec 31, 2013
Non accrual loans	$31,067	$27,077
Loans past due over 90 days and still accruing interest	-	-
Total non performing loans	$31,067	$27,077

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013, excluding purchased credit impaired loans:

As of September 30, 2014	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,215	$-
Commercial real estate	13,253	-
Land, development, construction	2,820	-
Commercial	3,514	-
Consumer, other	265	-
Total	$31,067	$-

As of December 31, 2013	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$10,162	$-
Commercial real estate	13,925	-
Land, development, construction	1,099	-
Commercial	1,582	-
Consumer, other	309	-
Total	$27,077	$-

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of September 30, 2014
Residential real estate	$572,244	$3,801	$1,020	$-	$4,821	$556,208	$11,215
Commercial real estate	1,136,595	3,568	588	-	4,156	1,119,186	13,253
Land/dev/construction	78,514	894	15	-	909	74,785	2,820
Commercial	282,753	1,273	44	-	1,317	277,922	3,514
Consumer	55,527	363	83	-	446	54,816	265
	$2,125,633	$9,899	$1,750	$-	$11,649	$2,082,917	$31,067

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2013
Residential real estate	$458,331	$2,801	$1,942	$ -	$4,743	$443,426	$10,162
Commercial real estate	528,710	2,420	1,941	-	4,361	510,424	13,925
Land/dev/construction	62,503	136	241	-	377	61,027	1,099
Commercial	143,263	491	1	-	492	141,189	1,582
Consumer	49,547	295	240	-	535	48,703	309
	$1,242,354	$6,143	$4,365	$ -	$10,508	$1,204,769	$27,077

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

		As of September 30, 2014
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$545,003	$5,376	$21,865	$-
Commercial real estate	1,065,525	36,031	35,039	-
Land/dev/construction	64,286	9,967	4,261	-
Commercial	275,095	3,119	4,539	-
Consumer	54,910	283	334	-
Total	$2,004,819	$54,776	$66,038	$-

		As of December 31, 2013
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$428,671	$6,438	$23,222	$ -
Commercial real estate	448,762	46,427	33,521	-
Land/dev/construction	50,164	9,566	2,773	-
Commercial	134,901	4,490	3,872	-
Consumer	49,448	526	573	-
Total	$1,111,946	$67,447	$63,961	$-

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of September 30, 2014 and December 31, 2013:

As of September 30, 2014	Residential	Consumer
Performing	$561,029	$55,262
Nonperforming	11,215	265
Total	$572,244	$55,527

As of December 31, 2013	Residential	Consumer
Performing	$448,169	$49,238
Nonperforming	10,162	309
Total	$458,331	$49,547

Purchased Credit Impaired (“PCI”) loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2014 and December 31, 2013. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Sep 30, 2014	Dec 31, 2013
Contractually required principal and interest	$509,272	$389,537
Non-accretable difference	(73,791)	(55,304)
Cash flows expected to be collected	435,481	334,233
Accretable yield	(125,843)	(102,812)
Carrying value of acquired loans	309,638	231,421
Allowance for loan losses	(807)	(760)
Carrying value less allowance for loan losses	$308,831	$230,661

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $1,727 and $16,967 from non-accretable difference to accretable yield during the three and nine month periods ending September 30, 2014, respectively, to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and nine month periods ending September 30, 2014 and 2013.

Activity during the		Effect of	income	all other
three month period ending September 30, 2014	June 30, 2014	acquisitions	accretion	adjustments	Sep 30, 2014
Contractually required principal and interest	$566,948	$-	$-	$(57,676)	$509,272
Non-accretable difference	(79,985)	-	-	6,194	(73,791)
Cash flows expected to be collected	486,963	-	-	(51,482)	435,481
Accretable yield	(133,093)	-	9,099	(1,849)	(125,843)
Carry value of acquired loans	$353,870	$-	$9,099	$(53,331)	$309,638

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Activity during the		Effect of	income	all other
nine month period ending September 30, 2014	Dec 31, 2013	acquisitions	accretion	adjustments	Sep 30, 2014
Contractually required principal and interest	$389,537	$229,249	$-	$(109,514)	$509,272
Non-accretable difference	(55,304)	(45,293)	-	26,806	(73,791)
Cash flows expected to be collected	334,233	183,956	-	(82,708)	435,481
Accretable yield	(102,812)	(32,204)	25,561	(16,388)	(125,843)
Carry value of acquired loans	$231,421	$151,752	$25,561	$(99,096)	$309,638

Activity during the		income	all other
three month period ending September 30, 2013	June 30, 2013	accretion	adjustments	Sep 30, 2013
Contractually required principal and interest	$449,146	$-	$(32,581)	$416,565
Non-accretable difference	(90,060)	-	18,250	(71,810)
Cash flows expected to be collected	359,086	-	(14,331)	344,755
Accretable yield	(99,407)	8,988	(10,186)	(100,605)
Carry value of acquired loans	$259,679	$8,988	$(24,517)	$244,150

Activity during the		income	all other
nine month period ending September 30, 2013	Dec 31, 2012	accretion	adjustments	Sep 30, 2013
Contractually required principal and interest	$534,989	$-	$(118,424)	$416,565
Non-accretable difference	(142,855)	-	71,045	(71,810)
Cash flows expected to be collected	392,134	-	(47,379)	344,755
Accretable yield	(93,107)	24,835	(32,333)	(100,605)
Carry value of acquired loans	$299,027	$24,835	$(79,712)	$244,150

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

	Nine month period ended Sep 30, 2014	Twelve month period ended Dec 31, 2013
Beginning of the year	$73,877	$119,691
Effect of acquisition	2,636	-
Amortization, net	(15,097)	(13,765)
Indemnification revenue	1,864	6,055
Indemnification of foreclosure expense	307	4,413
Proceeds from FDIC	(9,593)	(42,004)
Impairment (recovery) of loan pool	38	(513)
Period end balance	$54,032	$73,877

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

	Nine month period ended Sep 30, 2014	Twelve month period ended Dec 31, 2013
Beginning of the year	$444	$402
Effect of acquisition	682	-
True-up liability accrual	47	42
Period end balance	$1,173	$444

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and the percentage of that loss to be reimbursed by the FDIC is recognized as income from FDIC reimbursement, and included in this line item. During the nine month period ended September 30, 2014, the estimated amount of impairment increased, which resulted in an additional $38 of indemnification income recognition.

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

NOTE 8: Business Combinations

Acquisition of Gulfstream Bancshares, Inc.

On January 17, 2014, the Company completed its previously announced acquisition of Gulfstream Bancshares, Inc. (“Gulfstream”) whereby Gulfstream merged with and into the Company. Pursuant to and simultaneously with the merger of Gulfstream with and into the Company, Gulfstream’s wholly owned subsidiary bank, Gulfstream Business Bank (“GSB”), merged with and into the Company’s subsidiary bank, CenterState Bank of Florida, N.A.

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

	Book balance	Fair value
Loans:
Single family residential real estate	$ 33,506	$ 32,319
Commercial real estate	185,250	183,189
Construction/development/land	30,387	27,704
Commercial loans	85,940	84,203
Consumer and other loans	2,112	2,100
Purchased credit-impaired	40,655	30,068
Total earning assets	$377,850	$359,583

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Acquisition of First Southern Bancorp, Inc.

On June 1, 2014, the Company completed its previously announced acquisition of First Southern Bancorp, Inc. (“FSB”) whereby FSB merged with and into the Company. Pursuant to and simultaneously with the merger of FSB with and into the Company, FSB’s subsidiary bank, First Southern Bank, merged with and into the Company’s subsidiary bank, CenterState Bank of Florida, N.A.

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

Number of shares of FSB common stock outstanding at May 30, 2014	31,539,698
FSB preferred shares that convert to FSB common shares upon a change in control	48,375
Total FSB common shares including conversion of preferred shares	31,588,073
Per share exchange ratio	0.3
Number of shares of CenterState common stock, less 377 of fractional shares	9,476,045
Multiplied by CenterState common stock price per share on May 30, 2014	$10.62
Fair value of CenterState common stock issued	$100,636
Total FSB common shares including conversion of preferred shares	31,588,073
Multiplied by the cash consideration each FSB share is entitled to receive	$3.00
Total Cash Consideration, not including cash for fractional shares	$94,765
Total Stock Consideration	$100,636
Total Cash Consideration, plus $3 for 377 of fractional shares	94,768
Total purchase price	$195,404

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

Pro-forma information

Pro-forma data for the three and nine month periods ending September 30, 2013 listed in the table below presents pro-forma information as if the Gulfstream and FSB acquisitions occurred at the beginning of 2013. The pro-forma information for the nine month periods ending September 30, 2014 assumes the FSB acquisition occurred at the beginning of 2013. Because the Gulfstream transaction closed on January 17, 2014 and its actual results are included in the Company’s actual operating results for 2014, its actual results were used in the table below for the nine month period ending September 30, 2014 instead of a pro-forma amount. Because the FSB transaction closed on June 1, 2014, there is no pro forma information for the three month period ending September 30, 2014 as both the Gulfstream and FSB actual results are included in the current reported figures.

	Three months ended Sep 30,	Nine months ended Sep 30,
	2013	2013	2014
Net interest income	$ 39,500	$ 114,335	$ 110,247
Net income available to common shareholders	6,056	17,595	14,271
EPS - basic	$ 0.14	$ 0.39	$ 0.32
EPS - diluted	$ 0.13	$ 0.39	$ 0.32

Disposition of certain branches acquired pursuant to the FSB acquisition.

The Company consummated its previously announced sale of deposits and certain branch real estate acquired pursuant to its FSB acquisition. On September 18, 2014, the Company sold approximately $170 million of deposits from six prior FSB branches for a premium of 1.5% and the related real estate for five branch offices for approximately $6 million. On September 19, 2014, the Company also closed and consolidated four additional branch offices which were also acquired from FSB.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Overview

Our total assets and liabilities increased between year end 2013 and September 30, 2014 primarily due to the January 17, 2014 acquisition of Gulfstream Bancshares, Inc. and its banking subsidiary, Gulfstream Business Bank (collectively “Gulfstream”) and our June 1, 2014 acquisition of First Southern Bancorp, Inc. and its banking subsidiary, First Southern Bank (collectively “FSB”).

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

The FSB acquisition added approximately $1,052,230 of assets and $856,826 of liabilities to our consolidated balance sheet as of the acquisition date. We issued approximately 9.5 million common shares which added approximately $100,636 to our consolidated shareholders’ equity at the transaction date.

FSB’s core processing system was converted to our core system on September 19, 2014.  Immediately prior to the conversion, we completed our previously announced sale of five branch office properties and deposits from six branch offices we acquired from FSB to Fidelity Southern Corporation (Nasdaq symbol:  LION) and consolidated and closed four additional offices which were also acquired from FSB.  The fair value of the deposits transferred to LION was approximately $170 million and the purchase price of the real estate for the five office buildings was approximately $6 million, which approximated book value.  The deposits were sold for a premium of approximately 1.5%.

These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $162,038 at September 30, 2014 (approximately 4.5% of total assets) as compared to $153,308 at December 31, 2013 (approximately 6.3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $535,767 at September 30, 2014 (approximately 14.7% of total assets) compared to $457,086 at December 31, 2013 (approximately 18.9% of total assets), an increase of $78,681 or 17.2%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Earnings and Comprehensive Income. Securities purchased for this portfolio have primarily been various municipal securities. We held $656 and $398 in our trading securities portfolio as of September 30, 2014 and 2013, respectively.   A list of the activity in this portfolio is summarized below.

	nine month period ended Sept 30, 2014	nine month period ended Sept 30, 2013
Beginning balance	$—	$5,048
Purchases	117,031	171,530
Proceeds from sales	(116,501)	(176,392)
Net realized gain on sales	126	212
Ending balance	$656	$398

Investment securities held to maturity

During the third quarter of 2014, we initiated a held to maturity securities portfolio.  We acquired approximately $5,372 of municipal securities for this portfolio during the current quarter.  At September 30, 2014, these securities had gross unrecognized gains of approximately $56 and no gross unrecognized losses.  It is anticipated that it is more likely than not that this portfolio will generally hold longer term securities, primarily municipals, for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

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

	nine month period ended Sept 30, 2014	nine month period ended Sept 30, 2013
Beginning balance	$1,010	$2,709
Acquired from Gulfstream	247	—
Loans originated	18,751	15,499
Proceeds from sales	(19,866)	(17,146)
Net realized gain on sales	380	255
Ending balance	$522	$1,317

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the nine months ended September 30, 2014, were $2,068,838 or 70.9% of average earning assets, as compared to $1,428,419, or 70.8% of average earning assets, for the nine month period ending September 30, 2013. Total loans at September 30, 2014 and December 31, 2013 were $2,436,127 and $1,474,179, respectively. This represents a loan to total asset ratio of 66.9% and 61.0% and a loan to deposit ratio of 79.5% and 71.7%, at September 30, 2014 and December 31, 2013, respectively.

Non-PCI loans

At September 30, 2014, we have total Non-PCI loans of $2,126,489 of which approximately $41,715 are covered by FDIC loss share agreements. The covered loans were acquired from our June 1, 2014 acquisition of FSB and the related transfer of their FDIC loss share agreements to us. Total new loans originated during the nine month period ended September 30, 2014 approximated $185 million, of which $150 million were funded. The weighted average interest rate on funded loans was approximately 4.14% during the nine month period and approximately 3.90% during the three month period ending September 30, 2014.  The graph below summarizes total loan production and funded loan production over the past eleven quarters.

In addition to the increase in production between sequential quarters, our loan origination pipeline increased from $238 million at June 30, 2014 to approximately $282 million at September 30, 2014.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at September 30, 2014 is equal to $309,638 of which $264,689 are covered by FDIC loss sharing agreements.  We acquired both covered and non-covered PCI loans in our acquisition of FSB.  We also acquired FDIC covered loans that are not included in the PCI loan portfolio.  In addition, we also acquired non-covered PCI loans from the Gulfstream acquisition.  The table below summarizes and compares total FDIC covered loans and non FDIC covered loans, and, our total non-PCI loan portfolio and our PCI loan portfolio at September 30, 2014.

	PCI loans	Non-PCI	Total loans
FDIC covered	$264,689	$41,715	$306,404
not covered	44,949	2,084,774	2,129,723
Total	$309,638	$2,126,489	$2,436,127

We have fourteen loss share agreements with the FDIC.  Seven have ten year terms and generally include single family residential loans and the other seven have five year terms and generally include non-single family residential loans.  The table below summarizes the covered loans by acquired bank and by term of the related loss share period at September 30, 2014.

						est rem	percentage
	Loss	Unpaid				life of	of losses	end of
	Share	Principal	Carrying	Difference (2)		loans in	reimbursable	loss share
	Term	Balance	Balance	$	%	years(1)	from FDIC	period	IA
Olde Cypress	5 yrs	$9,974	$7,099	($2,875)	29%	6.8	80%	July 2015	$254
	10 yrs	36,092	28,971	(7,121)	20%	7.6	80%	July 2020	10,051
Comm Bank Bartow	5 yrs	3,687	2,932	(755)	20%	2.7	80%	Aug 2015	332
	10 yrs	15,526	11,360	(4,166)	27%	7.3	80%	Aug 2020	3,218
Independent Nat'l Bank	5 yrs	20,921	17,725	(3,196)	15%	2.0	80%	Aug 2015	982
	10 yrs	20,666	16,101	(4,565)	22%	8.0	80%	Aug 2020	4,431
First Guaranty Bank	5 yrs	75,011	51,015	(23,996)	32%	3.7	80%	Jan 2017	18,896
	10 yrs	44,852	34,990	(9,862)	22%	6.8	80%	Jan 2022	7,578
Central FL State Bank	5 yrs	14,059	8,647	(5,412)	38%	1.7	80%	Jan 2017	4,563
	10 yrs	6,337	4,875	(1,462)	23%	4.8	80%	Jan 2022	1,199
First Commercial Bank	5 yrs	104,138	88,970	(15,168)	15%	2.4	70%/30%/75%	Jan 2016	2,080
	10 yrs	6,875	5,758	(1,117)	16%	2.7	70%/30%/75%	Jan 2021	257
Haven Trust Bank	5 yrs	27,714	24,658	(3,056)	11%	2.7	70%/0%/70%	Sept 2015	---
	10 yrs	4,246	3,303	(943)	22%	3.0	70%/0%/70%	Sept 2020	191
Total		$390,098	$306,404	($83,694)	21%	4.2			$54,032
(1)	This represents an estimate of the weighted average life or timing of the estimated future cash flows as of September 30, 2014.
(2)	Represents the dollar amount difference between the carrying value, or book value, of the loans and the unpaid principal balance (“UPB”), and the dollar amount difference as a percentage of the UPB.

As shown in the table above, total IA at September 30, 2014 was $54,032 of which $23,429 represents a receivable from the FDIC for estimated future loss reimbursements, and $30,603 represents previously estimated loss reimbursements that are no longer expected.  This amount is now expected to be paid (and/or has been paid) by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At September 30, 2014, the $30,603 previously estimated reimbursements from the FDIC is expected to be written off as amortization expense (negative accretion) in the Company’s non-interest income as summarized below.

Year		Year
2014 (3 months)	$ 4,666	2018	$ 2,152
2015	10,605	2019	1,817
2016	6,905	2020 thru 2022	1,655
2017	2,803	Total	$ 30,603

The table above is based on management’s most recent quarterly updated projections of possible future losses, cash flows and timing of cash flows.  The above amounts are subject to change, and have changed in past quarters, primarily due to the PCI loan pools performing better than previously estimated.  A summary of the activity in the IA account during the nine month period ending September 30, 2014 is presented in the table below.

Balance at 12/31/13	$73,877
Effect of FSB acquisition	2,636
Amortization, net	(15,097)
Indemnification revenue	1,864
Indemnification of foreclosure expenses	307
Proceeds received from FDIC	(9,593)
Impairment of loan pool(s)	38
Balance 9/30/14	$54,032

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

Total loans at September 30, 2014 are equal to $2,436,127. Of this amount, approximately 85.6% are collateralized by real estate, 12.1% are commercial non real estate loans and the remaining 2.3% are consumer and other non real estate loans. We have approximately $678,579 of single family residential loans which represents about 28% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 53% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	Sept 30, 2014	Dec 31, 2013
Total loans, excluding PCI loans
Real estate loans
Residential	$572,244	$458,331
Commercial	1,136,595	528,710
Land, development and construction	78,514	62,503
Total real estate	1,787,353	1,049,544
Commercial	282,753	143,263
Consumer and other loans	55,527	49,547
Loans before unearned fees and deferred cost	2,125,633	1,242,354
Net unearned fees and costs	856	404
Total loans, excluding PCI loans	2,126,489	1,242,758
Total PCI loans (note 1)
Real estate loans
Residential	106,335	120,030
Commercial	165,006	100,012
Land, development and construction	26,250	6,381
Total real estate	297,591	226,423
Commercial	11,226	3,850
Consumer and other loans	821	1,148
Total PCI loans	309,638	231,421
Total loans	2,436,127	1,474,179
Allowance for loan losses for loans that are not PCI loans	(19,035)	(19,694)
Allowance for loan losses for PCI loans	(807)	(760)
Total loans, net of allowance for loan losses	$2,416,285	$1,453,725
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

Included in our total loans listed above, are loans covered by FDIC loss share agreements. The following table sets forth information concerning the loan portfolio by collateral types which are covered by FDIC loss sharing agreements.

	Sep 30, 2014	Dec 31, 2013
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$4,719	$—
Commercial	34,747	—
Land, development and construction	867	—
Total real estate	40,333	—
Commercial	1,382	—
Consumer and other loans	—	—
FDIC covered loans, excluding PCI loans	41,715	—
FDIC covered PCI loans (note 1)
Real estate loans
Residential	102,262	120,030
Commercial	137,783	100,012
Land, development and construction	17,965	6,381
Total real estate	258,010	226,423
Commercial	6,679	3,850
Consumer and other loans	—	—
Total FDIC covered PCI loans	264,689	230,273
Total FDIC covered loans	306,404	230,273
Allowance for loan losses for FDIC covered loans that are not PCI loans	—	—
Allowance for loans losses for FDIC covered PCI loans	(807)	(760)
Total covered loans, net of allowance for loan losses	$305,597	$229,513
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

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

The second component is a general allowance on all of the Company’s loans other than PCI loans and those identified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. The portfolio segments identified by the Company are residential loans, commercial real estate loans, construction and land development loans, commercial and industrial and consumer and other. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic, or qualitative, factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; levels and trends in special mention and substandard loans; and effects of changes in credit concentrations.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at September 30, 2014 and December 31, 2013.

	Sept 30, 2014			Dec 31, 2013			increase (decrease)
	loan balance	ALLL balance	%	loan balance	ALLL balance	%	loan balance	ALLL balance
Non impaired loans	$1,349,696	$17,058	1.26%	$1,218,648	$17,883	1.47%	$131,048	$(825)	-21 bps
Gulfstream loans (note 1)	291,140	—	—%	—	—	—%	291,140	—
FSB loans (note 2)	458,958	—	—%	—	—	—%	458,958	—
Impaired loans	26,695	1,977	7.41%	24,110	1,811	7.51%	2,585	166	-10 bps
Non-PCI loans	2,126,489	19,035	0.90%	1,242,758	19,694	1.58%	883,731	(659)	-68 bps
PCI loans (note 3)	309,638	807		231,421	760		78,217	47
Total loans	$2,436,127	$19,842	0.81%*	$1,474,179	$20,454	1.39%	$961,948	$(612)	-58 bps
*	The significant decrease in this ratio compared to the prior period end is primarily due to the addition of the Gulfstream and FSB loans.
note 1:

Loans acquired pursuant to the January 17, 2014 acquisition of Gulfstream that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis, but remains adequate at September 30, 2014, and therefore no provision for loan loss was recorded related to these loans at September 30, 2014.

note 2:

Loans acquired pursuant to the June 1, 2014 acquisition of FSB that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $10,081, or approximately 2.0% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis, but remains adequate at September 30, 2014, and therefore no provision for loan loss was recorded related to these loans at September 30, 2014. Included in the $458,958 of FSB non-PCI loans are $41,715 of loans that are covered by FDIC loss sharing agreements.

note 3:	Included in the $309,638 PCI loans at September 30, 2014 are $264,689 of loans that are covered by FDIC loss sharing agreements.

The general loan loss allowance (non-impaired loans) decreased by a net amount of $825. This decrease was primarily due to the continued improvement in the local economy and real estate market, and the continued decline in the Company’s two year charge-off history. The Company’s other credit metrics, such as the levels of and trends in the Company’s non-performing loans, past-due loans and impaired loans were also considered when adjusting its qualitative factors, which ultimately increased the current two year historical loss factor ratios.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans. The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans. The Company’s impaired loans have been written down by $1,567 to $26,695 ($24,718 when the $1,977 specific allowance is considered) from their legal unpaid principal balance outstanding of $28,262. In the aggregate, total impaired loans have been written down to approximately 87% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 79% of their legal unpaid principal balance. The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $31,067 at September 30, 2014) have been written down to approximately 84% of their legal unpaid principal balance.

Approximately $14,093 of the Company’s impaired loans (53%) are accruing performing loans. This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans, including those covered by FDIC loss sharing agreements, are accounted for pursuant to ASC Topic 310-30. PCI loan pools are evaluated for impairment each quarter. If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at September 30, 2014. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended September 30, 2014
Balance at beginning of period	$18,240	$960	$19,200
Loans charged-off	(869)	—	(869)
Recoveries of loans previously charged-off	556	—	556
Net charge-offs	(313)	—	(313)
Provision (recovery) for loan loss	1,108	(153)	955
Balance at end of period	$19,035	$807	$19,842
Three months ended September 30, 2013
Balance at beginning of period	$21,800	$2,020	$23,820
Loans charged-off	(1,570)	__	(1,570)
Recoveries of loans previously charged-off	344	—	344
Net charge-offs	(1,226)	—	(1,226)
(Recovery) provision for loan losses	(1,309)	36	(1,273)
Balance at end of period	$19,265	$2,056	$21,321
Nine months ended September 30, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(2,931)	—	(2,931)
Recoveries of loans previously charged-off	1,511	—	1,511
Net charge-offs	(1,420)	—	(1,420)
Provision for loan loss	761	47	808
Balance at end of period	$19,035	$807	$19,842
Nine months ended September 30, 2013
Balance at beginning of period	$24,033	$2,649	$26,682
Loans charged-off	(5,404)	(515)	(5,919)
Recoveries of loans previously charged-off	817	—	817
Net charge-offs	(4,587)	(515)	(5,102)
Recovery for loan losses	(181)	(78)	(259)
Balance at end of period	$19,265	$2,056	$21,321

Nonperforming loans and nonperforming assets

Non performing loans exclude PCI loans and are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, as defined above, as a percentage of total non-PCI loans, were 1.46% at September 30, 2014, compared to 2.18% at December 31, 2013. The decrease in the ratio was due to the acquisition of non-PCI loans from Gulfstream and FSB during the nine month period ending September 30, 2014.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $42,116 at September 30, 2014, compared to $33,636 at December 31, 2013. Non performing assets as a percentage of total assets were 1.16% at September 30, 2014, compared to 1.39% at December 31, 2013. The table below summarizes selected credit quality data at the dates indicated. The September 30, 2014 ratios were impacted by the FSB acquisition and the Gulfstream acquisition.

	9/30/14	12/31/13
Non-accrual loans (note 1)	$31,067	$27,077
Past due loans 90 days or more and still accruing interest (note 1)	—	—
Total non-performing loans (“NPLs”) (note 1)	31,067	27,077
Other real estate owned (“OREO”) (note 2)	10,899	6,409
Repossessed assets other than real estate (note 1)	150	150
Total non-performing assets (“NPAs”) (note 2)	$42,116	$33,636
OREO covered by FDIC loss share agreements:
80% covered	9,732	19,111
75% covered	606	—
30% covered	12,580	—
0% covered	2,534	—
Total non-performing assets including
FDIC covered OREO	$67,568	$52,747
Non-performing loans as percentage of total loans excluding PCI loans	1.46%	2.18%
Non-performing assets as percentage of total assets
Excluding FDIC covered OREO	1.16%	1.39%
Including FDIC covered OREO	1.86%	2.18%
Non-performing assets as percentage of loans and OREO plus other repossessed assets (note 1)
Excluding FDIC covered OREO	1.97%	2.69%
Including FDIC covered OREO	3.12%	4.16%
Loans past due 30 thru 89 days and accruing interest as a percentage of total loans (note 1)	0.55%	0.85%
Allowance for loan losses as percentage of NPLs (note 1)	61%	73%
note 1:	Excludes PCI loans.
note 2:	Excludes OREO covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of September 30, 2014 the Company had reported a total of 198 non accrual loans with an aggregate carrying value of $31,067 compared to December 31, 2013 when 191 non accrual loans with an aggregate book value of $27,077 were reported. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	total amount in thousands of dollars	percentage of total non accrual loans	number of non accrual loans in category
Residential real estate	$11,215	36%	87
Commercial real estate	13,253	43%	40
Land, development, construction	2,820	9%	18
Commercial	3,514	11%	27
Consumer, other	265	1%	26
Total non accrual loans at September 30, 2014	$31,067	100%	198

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At September 30, 2014, total OREO was $36,351. Of this amount, $25,452 is covered by FDIC loss sharing agreements. OREO not covered by FDIC loss share agreements is $10,899 at September 30, 2014. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income. OREO is further delineated in the table below.

Description of repossessed real estate	carrying amount at Sept 30, 2014

13 single family homes	$2,397
5 residential building lots	732
10 commercial buildings	4,323
Land / various acreages	3,447
Total, excluding OREO covered by FDIC loss share agreements	$10,899

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At September 30, 2014 we have identified a total of $26,695 impaired loans, excluding PCI loans. A specific valuation allowance of $1,977 has been attached to $11,007 of impaired loans included in the total $26,695 of identified impaired loans identified. It should also be noted that the total carrying balance of the impaired loans, or $26,695, has been partially charged down by $1,567 from their aggregate legal unpaid balance of $28,262. The table below summarizes impaired loan data for the periods presented.

	Sept 30, 2014	Dec. 31, 2013
Impaired loans with a specific valuation allowance	$11,007	$9,454
Impaired loans without a specific valuation allowance	15,688	14,656
Total impaired loans	$26,695	$24,110
Amount of allowance for loan losses allocated to impaired loans	$1,977	$1,811
Performing TDRs (these are not included in NPLs)	$11,951	$10,763
Non performing TDRs (these are included in NPLs)	3,055	4,684
Total TDRs (these are included in impaired loans)	15,006	15,447
Impaired loans that are not TDRs	11,689	8,663
Total impaired loans	$26,695	$24,110

We continually analyze our loan portfolio in an effort to recognize and resolve problem assets as quickly and efficiently as possible. As of September 30, 2014, we believe the allowance for loan losses was adequate. However, we recognize that many factors can adversely impact various segments of the market. Accordingly, there is no assurance that losses in excess of such allowance will not be incurred.

Bank premises and equipment

Bank premises and equipment was $98,972 at September 30, 2014 compared to $96,619 at December 31, 2013, an increase of $2,353 or 2.4%. This amount is the result of branch real estate transferred to held for sale of $6,973 prior to impairment charges of $2,326, $5,781 of bank premises and equipment acquired from the Gulfstream acquisition, $2,877 of bank premises and equipment acquired from the FSB acquisition, $4,227 of construction in progress for two new permanent facilities for branches relocating this year and renovations of other existing branches, and other purchases net of disposals of $1,024 less $4,583 of depreciation expense.

A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Sept 30, 2014	Dec. 31, 2013
Land	$32,689	$32,591
Land improvements	925	864
Buildings	55,815	56,651
Leasehold improvements	3,515	2,450
Furniture, fixtures and equipment	27,232	26,749
Construction in progress	10,055	5,828
Subtotal	130,231	125,133
Less: accumulated depreciation	31,259	28,514
Total	$98,972	$96,619

We have transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell. Our branch real estate held for sale at September 30, 2014 and December 31, 2013 was $5,922 and $1,582, respectively. The increase was due to the seven branches and a stand-alone drive thru facility we consolidated and closed in April 2014 as part of our previously announced efficiency and enhanced profitability initiatives and certain branches we acquired from our FSB transaction.  As previously disclosed, we sold the real estate of five branches acquired from FSB for approximately $6 million in September 2014.   In addition, during the third quarter of 2014 we received net proceeds of $920 for the sale of one of the five branches transferred to held for sale during the first quarter of 2014.

Deposits

During the nine month period ended September 30, 2014, we assumed deposits of $478,999 pursuant to the acquisition of Gulfstream on January 17, 2014 and $852,633 pursuant to the acquisition of FSB on June 1, 2014.  We also sold deposits to Fidelity Southern Bank on September 19, 2014.  Excluding these transactions, our total deposits decreased $151,885 as summarized in the table below.

$2,056,231	Total deposits at December 31, 2013
478,999	Deposits acquired January 17, 2014 pursuant to the Gulfstream acquisition
852,633	Deposits acquired June 1, 2014 pursuant to the FSB acquisition
(169,748)	Deposits sold to Fidelity Southern Bank on September 19, 2014
(151,885)	Net decrease in deposits during the nine month period
$3,066,230	Total deposits at September 30, 2014

The cost of interest bearing deposits in the current quarter increased by 1basis point (“bp”) to 33bps compared to the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter remained the same at 0.22% as in the prior quarter. The table below summarizes the Company’s deposit mix over the dates indicated.

.

	Sept 30, 2014	% of total	Dec 31, 2013	% of total
Demand - non-interest bearing	$1,043,083	34%	$644,915	31%
Demand - interest bearing	575,020	19%	483,842	24%
Savings deposits	232,255	7%	232,942	11%
Money market accounts	727,798	24%	309,657	15%
Time deposits	488,074	16%	384,875	19%
Total deposits	$3,066,230	100%	$2,056,231	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $30,456 at September 30, 2014 compared to $20,457 at December 31, 2013.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At September 30, 2014 we had $42,070 of correspondent bank deposits or federal funds purchased, compared to $29,909 at December 31, 2013.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At September 30, 2014 and December 31, 2013, there were no outstanding advances from the Federal Home Loan Bank.

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

Stockholders’ equity

Stockholders’ equity at September 30, 2014, was $442,362, or 12.2% of total assets, compared to $273,379, or 11.3% of total assets at December 31, 2013. The increase in stockholders’ equity was due to the following items:

$273,379	Total stockholders’ equity at December 31, 2013
53,150	Common stock issued pursuant to the Gulfstream acquisition
3,617	Gulfstream stock options converted to CenterState stock options
100,636	Common stock issued pursuant to the FSB acquisition
5,683	Net income during the period
(1,256)	Dividends paid on common shares, $0.03 per common share
5,411	Net increase in market value of securities available for sale, net of deferred taxes
968	Stock options exercised, including tax benefit
774	Employee equity based compensation
$442,362	Total stockholders’ equity at September 30, 2014

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2014, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2014 and December 31, 2013 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below. There is no threshold for “well-capitalized” status for bank holding companies.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2014
Total capital (to risk weighted assets)	$366,170	14.8%	$198,452	>8%	$167,718
Tier 1 capital (to risk weighted assets)	346,328	14.0%	99,226	>4%	247,102
Tier 1 capital (to average assets)	346,328	9.4%	147,545	>4%	198,783

December 31, 2013
Total capital (to risk weighted assets)	$262,701	17.9%	$117,450	>8%	$145,251
Tier 1 capital (to risk weighted assets)	244,323	16.6%	58,725	>4%	185,598
Tier 1 capital (to average assets)	244,323	10.4%	94,182	>4%	150,141

CenterState Bank of Florida, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2014
Total capital (to risk weighted assets)	$339,600	13.7%	$248,319	>10%	$91,281
Tier 1 capital (to risk weighted assets)	319,767	12.9%	148,991	>6%	170,776
Tier 1 capital (to average assets)	319,767	8.7%	184,422	>5%	135,345

December 31, 2013
Total capital (to risk weighted assets)	$213,744	14.6%	$146,277	>10%	$67,467
Tier 1 capital (to risk weighted assets)	195,434	13.4%	87,766	>6%	107,668
Tier 1 capital (to average assets)	195,434	8.3%	117,444	>5%	77,990

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

Overview

We recognized net income of $3,593 or $0.08 per share basic and diluted for the three month period ended September 30, 2014, compared to net income of $3,109 or $0.10 per share basic and diluted for the same period in 2013. A summary of the differences are listed in the table below.

	3 months ended Sept 30, 2014	3 months ended Sept 30, 2013	increase (decrease)
Net interest income	$35,250	$24,610	$10,640
Provision for loan losses	955	(1,273)	2,228
Net interest income after loan loss provision	34,295	25,883	8,412
Correspondent banking and capital markets division	5,142	3,771	1,371
Indemnification Asset (“IA”) amortization	(4,953)	(3,836)	(1,117)
FDIC revenue	213	3,333	(3,120)
All other non interest income	6,157	5,339	818
Total non interest income	6,559	8,607	(2,048)
Correspondent banking and capital markets division	5,036	4,377	659
Credit related expenses	415	5,755	(5,340)
All other non interest expense	26,639	19,535	7,104
Merger related expenses	3,450	183	3,267
Branch closure and efficiency initiatives	(6)	---	(6)
Total non interest expense	35,534	29,850	5,684
Net income before provision for income taxes	5,320	4,640	680
Provision for income taxes	1,727	1,531	196
Net income	$3,593	$3,109	$484

The primary differences between the two quarters presented above relate to our January 17, 2014 acquisition of Gulfstream and our June 1, 2014 acquisition of FSB. The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of these acquisitions. The increase in our non interest expense, which is basically the operating expenses of our commercial/retail banking segment, is also primarily due to these acquisitions. The other significant difference is merger related expenses, which primarily relate to our FSB acquisition. The Gulfstream merger related expenses were substantially recognized in the first quarter of the year. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $10,640 or 43% to $35,250 during the three month period ended September 30, 2014 compared to $24,610 for the same period in 2013. The $10,640 increase was the result of an $11,313 increase in interest income and a $673 increase in interest expense.

Interest earning assets averaged $3,340,350 during the three month period ended September 30, 2014 as compared to $1,995,719 for the same period in 2013, an increase of $1,344,631, or 67%. The yield on average interest earning assets decreased 74bps to 4.44% (77bps to 4.48% tax equivalent basis) during the three month period ended September 30, 2014, compared to 5.18% (5.25% tax equivalent basis) for the same period in 2013. The combined effects of the $1,344,631 increase in average interest earning assets and the 74bps (77bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $11,313 ($11,364 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,287,189 during the three month period ended September 30, 2014 as compared to $1,479,410 for the same period in 2013, an increase of $807,779 or 55%. The cost of average interest bearing liabilities decreased 2bps to 0.36% during the three month period ended September 30, 2014, compared to 0.38% for the same period in 2013. The combined effects of the $807,779 increase in average interest bearing liabilities and the 2bps decrease in cost of average interest bearing liabilities resulted in the $673 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2014 and 2013 on a tax equivalent basis.

	Three months ended September 30,
	2014			2013
	Average balance	Interest inc / exp	Average rate	Average balance	Interest inc / exp	Average rate
Loans (notes 1, 2, 8)	$2,094,522	$24,649	4.67%	$1,195,105	$14,243	4.73%
PCI loans (note 9)	331,567	9,099	10.89%	249,154	8,886	14.15%
Securities- taxable	503,176	3,073	2.42%	430,995	2,560	2.36%
Securities- tax exempt (note 8)	40,059	514	5.09%	40,119	550	5.44%
Fed funds sold and other (note 3)	371,026	417	0.45%	80,346	149	0.74%
Total interest earning assets	3,340,350	37,752	4.48%	1,995,719	26,388	5.25%
Allowance for loan losses	(21,329)			(23,819)
All other assets	492,214			377,072
Total assets	$3,811,235			$2,348,972
Interest bearing deposits (note 4)	2,192,653	1,799	0.33%	1,402,753	1,246	0.35%
Fed funds purchased	39,419	6	0.06%	36,823	5	0.05%
Other borrowings (note 5)	31,273	52	0.66%	22,847	21	0.36%
Corporate debenture (note 10)	23,844	240	3.99%	16,987	152	3.55%
Total interest bearing liabilities	2,287,189	2,097	0.36%	1,479,410	1,424	0.38%
Demand deposits	1,043,279			581,827
Other liabilities	40,395			17,315
Stockholders’ equity	440,372			270,420
Total liabilities and stockholders’ equity	$3,811,235			$2,348,972
Net interest spread (tax equivalent basis) (note 6)			4.12%			4.87%
Net interest income (tax equivalent basis)		$35,655			$24,964
Net interest margin (tax equivalent basis) (note 7)			4.23%			4.96%
note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $9 and $143 for the three month periods ended September 30, 2014 and 2013.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($334) and ($90) for the three month periods ended September 30, 2014 and 2013.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $44 and $6 for the three month periods ended September 30, 2014 and 2013.

Provision for loan losses

The provision for loan losses increased $2,228 to $955 during the three month period ending September 30, 2014 compared to a provision recovery of ($1,273) for the comparable period in 2013. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. The increase in our loan loss provision between the comparable periods is primarily due to the increase in our loan balances outstanding.  See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2014 was $6,559 compared to $8,607 for the comparable period in 2013. This decrease was the result of the following components listed in the table below.

Three month period ending:	Sept 30, 2014	Sept 30, 2013	$ increase (decrease)	% increase (decrease)
Income from correspondent banking capital markets division	$4,184	$2,909	$1,275	43.8%
Other correspondent banking related revenue	958	862	96	11.1%
Wealth management related revenue	993	1,179	(186)	(15.8%)
Service charges on deposit accounts	2,496	2,244	252	11.2%
Debit, prepaid, ATM and merchant card related fees	1,612	1,399	213	15.2%
BOLI income	451	327	124	37.9%
Other service charges and fees	605	190	415	218.4%
Subtotal	$11,299	$9,110	$2,189	24.0%
FDIC indemnification asset-amortization(see explanation below)	(4,953)	(3,836)	(1,117)	29.1%
FDIC indemnification income	213	3,333	(3,120)	(93.6%)
Total non-interest income	$6,559	$8,607	$(2,048)	(23.8%)

“Service charges on deposit accounts,” “debit, prepaid, ATM and merchant card related fees” and “other service charges and fees” increased between the two periods presented above primarily due to our January 1, 2014 acquisition of Gulfstream Business Bank and our June 1, 2014 acquisition of First Southern Bank.   We also purchased $25 million of additional Bank Owned Life Insurance (“BOLI”) in September 2014.

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

At September 30, 2014, the total IA on our Condensed Consolidated Balance Sheet was $54,032. Of this amount, we expect to receive reimbursements from the FDIC of approximately $23,429 related to future estimated losses, and expect to write-off approximately $30,603 for previously estimated losses that are no longer expected. The $30,603 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At September 30, 2014, the $30,603 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Year		Year
2014 (3 months)	$4,666	2018	$2,152
2015	10,605	2019	1,817
2016	6,905	2020 thru 2022	1,655
2017	2,803	Total	$30,603

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

Non-interest expense

Non-interest expense for the three months ended September 30, 2014 increased $5,684, or 19.0%, to $35,534, compared to $29,850 for the same period in 2013. Components of our non-interest expenses are listed in the table below.

	Sept 30,	Sept 30,	$ increase	% increase
Three month period ending:	2014	2013	(decrease)	(decrease)
Salaries and wages	$14,966	$11,168	$3,798	34.0%
Incentive/bonus compensation	1,406	1,325	81	6.1%
Stock based compensation	204	147	57	38.8%
Employer 401K matching contributions	345	276	69	25.0%
Deferred compensation expense	156	147	9	6.1%
Health insurance and other employee benefits	1,349	842	507	60.2%
Payroll taxes	1,005	655	350	53.4%
Other employee related expenses	160	272	(112)	(41.2%)
Incremental direct cost of loan origination	(792)	(487)	(305)	62.6%
Total salaries, wages and employee benefits	18,799	14,345	4,454	31.1%

Loss on sale of OREO	31	68	(37)	(54.4%)
(Gain) loss on sale of FDIC covered OREO	(608)	1,784	(2,392)	(134.1%)
Valuation write down of OREO	157	338	(181)	(53.6%)
Valuation write down of FDIC covered OREO	172	2,846	(2,674)	(94.0%)
Loss on repossessed assets other than real estate	17	39	(22)	(56.4%)
Foreclosure and repossession related expenses	419	376	43	11.4%
Foreclosure and repo expense, FDIC (note 1)	227	304	(77)	(25.3%)
Total credit related expenses	415	5,755	(5,340)	(92.8%)

Occupancy expense	3,038	1,924	1,114	57.9%
Depreciation of premises and equipment	1,542	1,364	178	13.1%
Supplies, stationary and printing	375	268	107	39.9%
Marketing expenses	746	722	24	3.3%
Data processing expense	1,673	1,026	647	63.1%
Legal, auditing and other professional fees	1,099	1,176	(77)	(6.6%)
Bank regulatory related expenses	916	588	328	55.8%
Postage and delivery	386	266	120	45.1%
Debit, prepaid, ATM and merchant card related expenses	466	435	31	7.1%
CDI and Trust intangible amortization	699	296	403	136.1%
Internet and telephone banking	412	286	126	44.1%
Operational write-offs and losses	78	49	29	59.2%
Correspondent accounts and Federal Reserve charges	191	114	77	67.5%
Conferences/Seminars/Education/Training	79	138	(59)	(42.8%)
Director fees	147	99	48	48.5%
Travel expenses	126	119	7	5.9%
Other expenses	903	697	206	29.6%
Subtotal	32,090	29,667	2,423	8.2%
Merger related expenses	3,450	183	3,267	1785.3%
Branch closure and efficiency initiatives	(6)	—	(6)	---%
Total non-interest expense	$35,534	$29,850	$5,684	19.0%
note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

The overall increase in our non interest expense is primarily due to our January 17, 2014 acquisition of Gulfstream and our June 1, 2014 acquisition of FSB. The merger related expenses in the current quarter primarily relate to the FSB acquisition. The merger related expenses in third quarter of 2013 related to the Gulfstream merger. The majority of the Gulfstream merger related expenses were recognized during the first quarter of 2014.

Provision for income taxes

We recognized an income tax provision for the three months ended September 30, 2014 of $1,727 on pre-tax income of $5,320 (an effective tax rate of 32.5%) compared to an income tax provision of $1,531 on pre-tax income of $4,640 (an effective tax rate of 33.0%) for the comparable quarter in 2013.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

Overview

We recognized net income of $5,683 or $0.14 per share basic and diluted for the nine month period ended September 30, 2014, compared to net income of $10,443 or $0.35 per share basic and diluted for the same period in 2013. A summary of the differences are listed in the table below.

	9 months ended Sept 30, 2014	9 months ended Sept 30, 2013	increase (decrease)
Net interest income	$94,700	$70,412	$24,288
Provision for loan losses	808	(259)	1,067
Net interest income after loan loss provision	93,892	70,671	23,221
Correspondent banking and capital markets division	14,358	16,385	(2,027)
Gain on sale of available for sale securities	46	1,038	(992)
Indemnification Asset (“IA”) amortization	(15,144)	(9,307)	(5,837)
FDIC revenue	1,902	5,357	(3,455)
All other non interest income	17,529	15,276	2,253
Total non interest income	18,691	28,749	(10,058)
Correspondent banking and capital markets division	14,477	15,815	(1,338)
Credit related expenses	4,614	10,910	(6,296)
All other non interest expense	71,124	57,405	13,719
Merger related expenses	10,694	183	10,511
Branch closure and efficiency initiatives	3,181	—	3,181
Total non interest expense	104,090	84,313	19,777
Net income before provision for income taxes	8,493	15,107	(6,614)
Provision for income taxes	2,810	4,664	(1,854)
Net income	$5,683	$10,443	$(4,760)

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

Net interest income/margin

Net interest income increased $24,288 or 34% to $94,700 during the nine month period ended September 30, 2014 compared to $70,412 for the same period in 2013. The $24,288 increase was the result of a $25,309 increase in interest income and a $1,021 increase in interest expense.

Interest earning assets averaged $2,916,194 during the nine month period ended September 30, 2014 as compared to $2,017,335 for the same period in 2013, an increase of $898,859, or 45%. The yield on average interest earning assets decreased 37bps to 4.59% (38bps to 4.65% tax equivalent basis) during the nine month period ended September 30, 2014, compared to 4.96% (5.03% tax equivalent basis) for the same period in 2013. The combined effects of the $898,859 increase in average interest earning assets and the 37bps (38bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $25,309 ($25,519 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,008,771 during the nine month period ended September 30, 2014 as compared to $1,511,153 for the same period in 2013, an increase of $497,618, or 33%. The cost of average interest bearing liabilities decreased 3bps to 0.37% during the nine month period ended September 30, 2014, compared to 0.40% for the same period in 2013. The combined effects of the $497,618 increase in average interest bearing liabilities and the 3bps decrease in cost of average interest bearing liabilities resulted in the $1,021 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2014 and 2013 on a tax equivalent basis.

	Nine months ended September 30,
	2014			2013
	Average balance	Interest inc / exp	Average rate	Average balance	Interest inc / exp	Average rate
Loans (notes 1, 2, 8)	$1,779,071	$62,885	4.73%	$1,162,522	$42,045	4.84%
PCI loans (note 9)	289,767	25,561	11.79%	265,897	24,578	12.36%
Securities- taxable	522,626	10,368	2.65%	413,757	7,045	2.28%
Securities- tax exempt (note 8)	39,484	1,527	5.17%	42,668	1,659	5.20%
Fed funds sold and other (note 3)	285,246	1,080	0.51%	132,491	575	0.58%
Total interest earning assets	2,916,194	101,421	4.65%	2,017,335	75,902	5.03%
Allowance for loan losses	(20,785)			(24,844)
All other assets	425,259			381,047
Total assets	$3,320,668			$2,373,538
Interest bearing deposits (note 4)	1,911,588	4,659	0.33%	1,432,804	3,959	0.37%
Fed funds purchased	42,605	17	0.05%	39,006	16	0.05%
Other borrowings (note 5)	31,147	131	0.56%	22,362	60	0.36%
Corporate debenture (note 10)	23,431	701	4.00%	16,981	452	3.56%
Total interest bearing liabilities	2,008,771	5,508	0.37%	1,511,153	4,487	0.40%
Demand deposits	906,992			567,383
Other liabilities	31,978			21,521
Stockholders’ equity	372,927			273,481
Total liabilities and stockholders’ equity	$3,320,668			$2,373,538
Net interest spread (tax equivalent basis) (note 6)			4.28%			4.63%
Net interest income (tax equivalent basis)		$95,913			$71,415
Net interest margin (tax equivalent basis) (note 7)			4.40%			4.73%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $152 and $380 for the nine month periods ended September 30, 2014 and 2013.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($736) and ($391) for the nine month periods ended September 30, 2014 and 2013.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $132 and $19 for the nine month periods ended September 30, 2014 and 2013.

Provision for loan losses

The provision for loan losses increased $1,067 to $808 during the nine month period ending September 30, 2014 compared to a provision recovery of ($259) for the comparable period in 2013. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is primarily due to the increase in our loan balances outstanding.  See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine months ended September 30, 2014 was $18,691 compared to $28,749 for the comparable period in 2013. This decrease was the result of the following components listed in the table below.

Nine month period ending:	Sept 30, 2014	Sept 30, 2013	$ increase (decrease)	% increase (decrease)
Income from correspondent banking capital markets division	$11,524	$13,953	$(2,429)	(17.4%)
Other correspondent banking related revenue	2,834	2,432	402	16.5%
Wealth management related revenue	3,314	3,379	(65)	(1.9%)
Service charges on deposit accounts	7,091	6,144	947	15.4%
Debit, prepaid, ATM and merchant card related fees	4,613	4,026	587	14.6%
BOLI income	1,159	1,004	155	15.4%
Other service charges and fees	1,352	723	629	87.0%
Gain on sale of securities	46	1,038	(992)	(95.6%)
Subtotal	$31,933	32,699	$(766)	(2.3%)
FDIC indemnification asset-amortization(see explanation below)	(15,144)	(9,307)	(5,837)	62.7%
FDIC indemnification income	1,902	5,357	(3,455)	(64.5%)
Total non-interest income	$18,691	$28,749	$(10,058)	(35.0%)

“Service charges on deposit accounts,” “debit, prepaid, ATM and merchant card related fees” and “other service charges and fees” increased between the two periods presented above primarily due to our January 1, 2014 acquisition of Gulfstream Business Bank and our June 1, 2014 acquisition of First Southern Bank.   We also purchased $25 million of additional Bank Owned Life Insurance (“BOLI”) in September 2014.

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

At September 30, 2014, the total IA on our Condensed Consolidated Balance Sheet was $54,032. Of this amount, we expect to receive reimbursements from the FDIC of approximately $23,429 related to future estimated losses, and expect to write-off approximately $30,603 for previously estimated losses that are no longer expected. The $30,603 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At September 30, 2014, the $30,603 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Year		Year
2014 (3 months)	$4,666	2018	$2,152
2015	10,605	2019	1,817
2016	6,905	2020 thru 2022	1,655
2017	2,803	Total	$30,603

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

Non-interest expense

Non-interest expense for the nine months ended September 30, 2014 increased $19,777, or 23.5%, to $104,090, compared to $84,313 for the same period in 2013. Components of our non-interest expenses are listed in the table below.

Nine month period ending:	Sept 30, 2014	Sept 30, 2013	$ increase (decrease)	% increase (decrease)
Salaries and wages	$40,073	$35,975	$4,098	11.4%
Incentive/bonus compensation	3,920	3,590	330	9.2%
Stock based compensation	573	436	137	31.4%
Employer 401K matching contributions	1,079	951	128	13.5%
Deferred compensation expense	423	422	1	0.2%
Health insurance and other employee benefits	3,516	2,589	927	35.8%
Payroll taxes	3,038	2,405	633	26.3%
Other employee related expenses	819	912	(93)	(10.2%)
Incremental direct cost of loan origination	(1,776)	(1,461)	(315)	21.6%
Total salaries, wages and employee benefits	51,665	45,819	5,846	12.8%
Loss on sale of OREO	59	321	(262)	(81.6%)
(Gain) loss on sale of FDIC covered OREO	(180)	2,093	(2,273)	(108.6%)
Valuation write down of OREO	672	975	(303)	(31.1%)
Valuation write down of FDIC covered OREO	1,562	4,876	(3,314)	(68.0%)
Loss on repossessed assets other than real estate	34	385	(351)	(91.2%)
Loan put back expense	—	4	(4)	(100.0%)
Foreclosure and repossession related expenses	1,621	1,255	366	29.2%
Foreclosure and repo expense, FDIC (note 1)	846	1,001	(155)	(15.5%)
Total credit related expenses	4,614	10,910	(6,296)	(57.7%)
Occupancy expense	7,477	5,758	1,719	29.9%
Depreciation of premises and equipment	4,583	4,316	267	6.2%
Supplies, stationary and printing	936	841	95	11.3%
Marketing expenses	1,985	1,836	149	8.1%
Data processing expense	4,018	2,822	1,196	42.4%
Legal, auditing and other professional fees	3,250	2,803	447	15.9%
Bank regulatory related expenses	2,300	1,804	496	27.5%
Postage and delivery	1,019	818	201	24.6%
Debit, prepaid, ATM and merchant card related expenses	1,408	1,388	20	1.4%
CDI and Trust intangible amortization	1,590	903	687	76.1%
Internet and telephone banking	1,205	749	456	60.9%
Put-back option amortization	—	37	(37)	(100.0%)
Operational write-offs and losses	169	79	90	113.9%
Correspondent accounts and Federal Reserve charges	478	343	135	39.4%
Conferences/Seminars/Education/Training	277	429	(152)	(35.4%)
Director fees	357	303	54	17.8%
Travel expenses	297	297	---	---%
Other expenses	2,587	1,875	712	38.0%
Subtotal	90,215	84,130	6,085	7.2%
Merger related expenses	10,694	183	10,511	5743.7%
Branch closure and efficiency initiatives	3,181	—	3,181	100.0%
Total non-interest expense	$104,090	$84,313	$19,777	23.5%
note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

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

Provision for income taxes

We recognized an income tax provision for the nine months ended September 30, 2014 of $2,810 on pre-tax income of $8,493 (an effective tax rate of 33.1%) compared to an income tax provision of $4,664 on pre-tax income of $15,107 (an effective tax rate of 30.9%) for the comparable quarter in 2013

Liquidity

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2013. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2014. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: November 3, 2014	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: November 3, 2014	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer