Form 10-K
period 2014-12-31
CenterState Banks, Inc.
filed 2015-03-05
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒]    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (36,438,924 shares) on June 30, 2014, was approximately $408,116,000. The aggregate market value was computed by reference to the last sale of the Common Stock of the registrant at $11.20 per share on June 30, 2014. For the purposes of this response, directors, executive officers and holders of 5% or more of the registrant’s Common Stock are considered the affiliates of the issuer at that date.

As of February 27, 2015 there were outstanding 45,392,240 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2015 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

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

In January 2014, we acquired Gulfstream Bancshares, Inc. (“Gulfstream”) which added four additional branches (approximately $479 million of deposits) and two additional counties, Palm Beach and Martin, to our market area.

In June 2014, we acquired First Southern Bancorp, Inc. (“FSB”) with approximately $600 million in loans, $853 million in deposits and 17 branches, of which 10 were either sold or closed in September 2014, and added Broward County to our market area.

Headquartered in Davenport, Florida between Orlando and Tampa, we provide a range of consumer and commercial banking services to individuals, businesses and industries throughout our branch network located within 20 counties throughout Central, Northeast and Southeastern Florida. As of December 31, 2014, our 58 bank branch offices were located in the following Florida counties:

Broward	Indian River	Orange	Putnam
Duval	Lake	Osceola	St. Lucie
Hendry	Marion	Palm Beach	Seminole
Hernando	Martin	Pasco	Sumter
Hillsborough	Okeechobee	Polk	Volusia

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

In addition to providing traditional deposit and lending products and services to our commercial and retail customers through our 58 locations, we also operate a correspondent banking and capital markets division. The division is integrated with and part of our subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services. The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions primarily located in Southeastern United States.

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

At December 31, 2014, our primary asset is our ownership of 100% of the stock of our subsidiary bank. At December 31, 2014, we had total consolidated assets of $3,776,869,000, total consolidated loans of $2,429,525,000, total consolidated deposits of $3,092,040,000, and total consolidated stockholders’ equity of $452,477,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our consolidated loans at December 31, 2014 and 2013 were $2,429,525,000, or 64% and $1,474,179,000, or 61%, respectively, of total consolidated assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions. We do have immaterial amounts of loans with foreigners on property located within our Florida market area, primarily vacation and second homes.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans. A majority of our loans are made on a secured basis. As of December 31, 2014, approximately 85% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 12% of the loan portfolio consisted of commercial loans (not secured by real estate) and 3% of our loan portfolio consisted of consumer and other loans.

Approximately 11.3% of our loans, or $274,521,000, are covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010, two during the first quarter of 2012 and two were assumed pursuant to our 2014 acquisition of First Southern Bank. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse us for losses with respect to the covered loans, subject to the terms of the various agreements. With respect to the carrying balances at December 31, 2014, the approximate loss reimbursement percentages are as follows:

$163,473,000	80%
$87,333,000	ranges between 30% and 75%
$23,715,000	ranges between 0% and 70%
$274,521,000	Total covered loans

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

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in eighteen Florida counties listed under “Business” or contiguous counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 12% and 10% of our Company’s total loan portfolio as of December 31, 2014 and 2013, respectively.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 84% and 81% of our consolidated total deposits at December 31, 2014 and 2013, respectively. Approximately 16% of our consolidated deposits at December 31, 2014, were certificates of deposit compared to 19% at December 31, 2013. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 9% of consolidated total deposits at December 31, 2014 and 10% at December 31, 2013. The majority of the deposits are generated from market areas where we conduct business. Generally, we do not accept brokered deposits and we do not solicit deposits on a national level. We obtain substantially all of our deposits from customers in our local markets. For additional information regarding the

Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Deposits.”

Investments

Our investment securities portfolio available for sale was $517,457,000 and $457,086,000 at December 31, 2014 and 2013, respectively, representing 14% and 19% of our total consolidated assets. At December 31, 2014, approximately 92% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential FNMA, FHLMC, and GNMA MBSs. We do not own any private label MBSs. Approximately 8%, or $38,821,000, of this portfolio is invested in municipal securities. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities available for sale are recorded on our balance sheet at market value at each balance sheet date. Any change in market value is recorded directly in our stockholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary. During 2014, we sold approximately $323,537,000 of these securities and recognized a net gain on the sales of approximately $46,000.

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

We also have a trading securities portfolio managed at our subsidiary bank. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations and Comprehensive Income. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time. During 2014, we purchased approximately $171,089,000 of securities for this portfolio and sold $167,838,000 recognizing a net gain on sale of approximately $169,000. At December 31, 2014 we had $3,420,000 of securities in our trading portfolio.

During the third quarter of 2014, we initiated a held to maturity securities portfolio. At December 31, 2014, we had $237,362,000 of securities held to maturity. These securities had gross unrecognized gains of approximately $1,080,000 and $12,000 of gross unrecognized losses, resulting in an estimated fair value of $238,431,000. Approximately 68% of this portfolio is invested in mortgage backed securities and the remaining amount is municipal securities and obligations of U.S. government sponsored entities and agencies. It is anticipated that this portfolio will generally hold longer term securities for the primary purpose of yield. This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Correspondent Banking

We have a correspondent banking and capital markets segment which operates as a division within our subsidiary bank. Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services. The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions primarily located in Southeastern United States.

Data Processing

We use a single in-house core data processing solution. The core data processing system provides deposit processing, loan processing and overall accounting services. In January 2014 and June 2014, we acquired Gulfstream and FSB, respectively. Each continued to operate under their legacy data processing systems until we converted them into our subsidiary bank’s core system in February and September 2014, respectively.

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

While approximately half of the rules and regulations mandated by the Dodd-Frank Act have been finalized, the balance of the other additional requirements will be subject to implementing regulations over the next several years.  Accordingly, the full extent of the impact of these additional rules and regulations will have on financial institutions and the Bank is not certain.

Basel III. In 2010 the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements known as Basel III. In July 2013, the OCC and the Federal Reserve approved a final rule that establishes a new regulatory capital framework that incorporates revisions to the Basel capital framework, including Basel III and other elements. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and amends the methodologies for determining risk-weighted assets. The rule applies to all national banks. Subject to various transition periods, the rule became effective for certain banks (including the Bank) on January 1, 2015. Among other things, the rule:

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

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act permits the creation of financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The law allows affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

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

Bank Regulation. CSB is chartered under the national banking laws and is subject to comprehensive regulation, examination and supervision by the OCC. The deposits of the Bank are insured by the FDIC to the extent provided by law and, accordingly, the Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over the Bank.  The Bank also is subject to various federal and state laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank submits to its examining agencies periodic reports regarding its financial condition and other matters. The bank regulatory agencies have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The bank regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

There are various statutory limitations on our ability to pay dividends. The bank regulatory agencies also have the general authority to limit the dividend payment by banks to their holding company parent if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of our Bank to pay dividends to us, see Part II - Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The Bank also is subject to restrictions as to the limit of the size and number of transactions that it may have with its affiliates, as well as restrictions on lending to its and our executive officers and directors and their related interest.  Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) imposes stronger capital standards and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or
•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

The FDIC Improvement Act (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Periodic full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified restrictions on extensions of credit to insiders under the Federal Reserve Act.

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

Capital Requirements. The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights. At December 31, 2014, our Tier 1 and total risk-based capital ratios were 14.4% and 15.1%, respectively.

FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.” The classifications depend upon a bank’s ratios of its (i) Tier 1 Capital (generally consisting of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets, (ii) Total Capital to its risk-weighted assets, (iii) Common Equity Tier 1 Capital to risk-weighted assets, and (iv) leverage ratio (e.g., the ratio of its Tier 1 Capital to its adjusted average consolidated assets).  A bank’s Total Capital consists of the sum of its Tier 1 Capital and Tier 2 Capital (up the extent of its Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.  Tier 2 Capital generally consists of a bank’s (i) allowance for loan losses of up to 1.25% of risk-weighted assets (ii) preferred stock not qualifying as Tier 1 Capital, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) certain subordinated debt and intermediate – term preferred stock up to 50% of Tier 1 Capital.  Common Equity Tier 1 Capital generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and accumulated other comprehensive income, subject to certain adjustments.

The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA.   A bank is deemed “well-capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital Ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively.  A bank is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1, and Total Capital Ratios fall below 3%, 3%, 4%, and 6%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The OCC and the FDIC, after an opportunity for a hearing, have authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance.

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

As of December 31, 2014, our subsidiary Bank met the capital requirements of a “well capitalized” institution. Our subsidiary bank has agreed with its primary regulator, OCC, to maintain a Tier 1 leverage ratio (Tier 1 Capital divided by average assets) of at least 8%. At December 31, 2014, its Tier 1 leverage ratio was 9.4%.

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

Consumer Laws and Regulations. Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

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

Effect of Governmental Policies. Our earnings and businesses are affected by the monetary and fiscal policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.  We cannot project the impact that future changes in monetary and fiscal policies would have on our earnings and business.

Future Legislation and Regulation.  Proposals that could further intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities, from time to time.  These proposals may change banking statutes and regulations and the banking environment in substantial and unpredictable ways.  If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, results of operations or financial condition.

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

Employees

As of December 31, 2014, we had a total of approximately 785 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Risks relating to our industry and operations

A resumption of recessionary economic conditions could have an adverse effect on our business in the future.

The economic crisis that began several years ago caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. This economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected the banking industry, as well as financial condition and operating results. Although economic conditions have been improving, future market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. Changes in the financial services industry and the effects of the Dodd-Frank Act, Basel III and other regulatory responses to the credit crisis also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the OCC, the FDIC, FINRA, and the SEC.  This regulation is to protect depositors, the FDIC deposit insurance fund and the banking system as a whole.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid and deposits and locations of our offices.  We are also subject to capitalization guidelines established by our regulators, which require us to maintain sufficient capital to support our growth.  Regulation of the financial services industry has increased significantly since the global financial crisis.  The laws and regulations applicable to the banking industry could change at any time.  The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain.  Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Our processes for managing risk may not be effective in mitigating risk or losses to us.

The objectives of our risk management processes are to mitigate risk and loss to our organization.  We have established procedures that are intended to identify, measure, monitor report and analyze the types of risks to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others.  However, as with any risk management processes, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified.  The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks.  If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.

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

Our commercial and commercial real estate loans at December 31, 2014 and 2013 were $1.43 billion and $672.0 million, respectively, or 66% and 54% of total loans, excluding purchased credit impaired loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income‑producing properties and the increased difficulty of evaluating and monitoring these types of loans.

The federal bank regulatory agencies have guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:

total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital (as of December 31, 2014, our consolidated ratio was 21%); or

Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital (as of December 31, 2014, our consolidated ratio was 206%).

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

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2014, approximately 85% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

We will realize future losses if the proceeds we receive upon liquidation of non-performing assets (“NPAs”) are less than the carrying value of such assets.

We record our NPAs on our financial statements at the estimated net realizable valuable that we expect to receive from ultimately disposing of these assets. We could realize losses in the future as a result of deteriorating market conditions if the proceeds we receive upon disposition of the NPAs are less than our carrying value of such assets.

While we use appraisals in deciding whether to make a loan that is secured by real estate, they do not ensure the value of the real property collateral.

In deciding whether to make a loan secured by real property, we generally require an appraisal.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made.  If the appraised amount does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

Our accounting policies and processes are critical to how we report our financial condition and results of operations and require our management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations.  Some of these polices require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  Pursuant to generally accepted accounting principles, we are required to make certain assumptions and estimates in preparing our financial statements, including and determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items.  If the assumptions or estimates underling our financial statements are incorrect, we may experience material losses.

Certain of our financial instruments, including trading assets and liabilities, securities, and certain loans, among other items, require a determination of their fair value in order to prepare our financial statements.  Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, being based on significant estimation and judgment.  In addition, some illiquidity in markets and declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment, it could lead to declines in our earnings.

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

Our bank holding company and our subsidiary bank must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions are expected to hold additional capital, above regulatory minimums. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines, such as through the Dodd-Frank Act and the Basel III initiatives described above. It is anticipated that these standards will result in higher and more stringent capital requirements for us and our banking subsidiary. In particular, Basel III will require us to maintain an increased minimum ratio of Tier 1 common equity to risk weighed assets.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. Although we had no wholesale brokered deposits as of December 31, 2014, we had approximately $44 million of in-market CDARs deposits and approximately $94 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

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

We have historically pursued acquisitions, and in the future we may acquire other financial institutions or parts of those institutions and we may engage in additional de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirers of us. Acquisitions and mergers involve a number of risks, including:

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

We have closed six FDIC-assisted transactions and assumed the FDIC covered loan portfolios of two others pursuant to our June 2014 acquisition of First Southern Bank. We continue to seek opportunities to continue to acquire the assets and liabilities of other failed banks in FDIC-assisted transactions, although opportunities are becoming scarce. Current and future FDIC-assisted transactions present the risks of acquisitions, generally, as well as some risks specific to these transactions. These FDIC-assisted transactions typically provide for FDIC assistance, including potential loss-sharing, to an acquirer to mitigate the credit risks of acquired loans and securities, which, may include loss-sharing. FDIC-assisted transactions have many of the same risks we could face in acquiring another open bank without FDIC assistance, including risks associated with competitive bidding and pricing of such transactions, the risk of loss of deposits and, liquidity through runoff or customer attrition, and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may pose risks not present in open bank transactions. Loss sharing with the FDIC reduces the credit risks of, and capital required for, FDIC-assisted transactions, but requires additional resources and time to service acquired problem loans, costs related to integration of personnel and operating systems, and the establishment of processes and internal controls to service acquired assets in accordance with FDIC standards. We are subject to audit by the FDIC at its discretion to insure we are in compliance with the terms of our FDIC agreements. We may experience difficulties with complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage. The FDIC also has the right to refuse or delay payment partially or in full for such loan losses if we fail to comply with the terms of the loss sharing agreements, which are extensive. Our loss sharing agreements also impose limitations on how we manage loans covered by loss sharing. If we are unable to manage these risks, FDIC-assisted acquisitions could have material adverse effect on our business, financial condition and results of operations.

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

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest‑earnings assets, such as loans and investment securities, and interest expense paid on interest‑bearing liabilities, such as deposits and borrowed funds. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease net interest income. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest our Banks receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest‑earning assets. Changes in monetary policy could also expose us to the risk that interest‑earning assets may be more responsive to changes in interest rates than interest‑bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest‑earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest‑earning asset and interest‑bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

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

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

The banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations.  If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earning prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number or different remedial actions as it deems appropriate.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil money penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance.  If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Market volatility could adversely affect our operations or ability to access capital.

The capital and credit markets have experienced volatility and disruption from time to time during the past several years.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance.  If these periodic market disruptions and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

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

The banking business is highly competitive and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.  Some of these competitors may have a long history of successful operation in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases.  Competitors with greater resources may possess an advantage by being capable of maintaining numerous banking locations and more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well‑established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve regulates the supply of money and credit in the U.S. as its policies determine in large part the cost of funds for lending and investing and return earned on those loans and investments, both of which affect our net interest margin.  They can also materially decrease the value of financial assets we hold.  Federal Reserve policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could result in volatile markets and rapid declining collateral values.  Changes in Federal Reserve policies are beyond our control and difficult to predict.  Accordingly, the impact of these changes on our activities and results of operations is difficult to predict.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure such as banking services, processing, and internet connections and network access.  Any disruption in such services provided by these third parties or any failure of these third parties to handle currently or  higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business.  Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  Further, in some instances we may responsible for the failure of such third parties to comply with government regulations.  We may not be insured against all types of losses as a result of third party failures and our insurance coverage may not be inadequate to cover all losses resulting from system failures or other disruptions.  Failures in our business structure could interrupt the operations or increase the cost of doing business.

A failure and/or breach of our operational or securities systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in a disclosure or misuse of confidential or propriety information, damage our reputation, increase our costs and cause losses.

We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis.  As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.  Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control.  Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of hackers, terrorists, activists, and other external parties.  As noted, above, our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks.  Our banking and other businesses rely on our digital technologies, computer and e-mail systems, software and networks to conduct our operations.  In addition, to access our products and services, our clients may use personal smartphones, tablets, personal computers, and other mobile devices that are beyond our control systems.  Although we have information security procedures and controls in places, our technologies, systems, networks and our client’s devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations.

Although to date we have not experienced any material losses related to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure control and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit with the SEC is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  We believe that any disclosure controls and procedures or controls and procedures, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met.

These inherent limitations include the reality that judgments and decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an authorized override of the controls.  Accordingly, because of the inherent limitations in our controls systems, misstatements due to error or fraud may occur and not be detected, which could result in a  material weakness in our internally controls over financial reporting and the restatement of previously filed financial statements.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business.  As such, we strive to conduct our business in a manner that enhances our reputation.  This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

Risks Relating to our Common Stock

We have provisions in our articles of incorporation that could impede a takeover of CenterState.

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

The trading volume in our common stock and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock.  Our stock price can fluctuate widely in response to a variety of factors.  General market fluctuations, industry factors, and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results.  We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, or any of the other factors discussed above, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Our ability to pay dividends is limited and we may be unable to pay future dividends

During the last 23 fiscal quarters, we paid cash dividends of $0.01 per common share. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to national banks that are regulated by the OCC. If we do not satisfy these regulatory requirements, or if the Bank does not have sufficient earnings to make payments to us while maintaining adequate capital levels, we will be unable to pay dividends on our common stock.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2014, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $27.5 million. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

At December 31, 2014, our shareholders include five funds owning approximately 33% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13F forms filed for the year end December 31, 2014, our shareholders include five funds that collectively own approximately 33% of the outstanding shares of our common stock, and the top ten institutional owners collectively own approximately 50% of our outstanding shares of common stock. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a bank holding company’s outstanding voting shares desire to act in concert, nonetheless the five or ten institutional owners could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our Holding Company owns no real property. Our corporate office is leased from our subsidiary bank, and is located at 42745 U.S. Highway 27, Davenport, Florida 33837. At the end of 2014, our Company, through our subsidiary bank, operated a total of 58 full service banking offices in 20 counties in central, southeast and northeast Florida. We own 41 and lease 17 of these offices. We also have four loan production offices of which we own 1 and lease 3. In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes. We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama and in Atlanta, Georgia. See Note 8 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K and Managements Discussion and Analysis – Bank Premises and Equipment, for additional information regarding our premises and equipment.

Item 3.	Legal Proceedings

Our bank subsidiary is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. We do not believe any pending or threatened legal proceedings in the ordinary course against the bank would have a material adverse effect on our consolidated results of operations or consolidated financial position.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our Common Stock are traded on the NASDAQ Global Select Market. The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2014 and 2013.

	2014		2013
	High	Low	High	Low
1st Quarter	$11.65	$9.87	$8.98	$8.33
2nd Quarter	$11.60	$10.28	$9.39	$7.38
3rd Quarter	$11.60	$10.03	$10.42	$8.67
4th Quarter	$12.00	$10.10	$10.80	$9.16

As of December 31, 2014, there are 45,323,553 shares of common stock outstanding. As of this same date we have approximately 964 shareholders of record, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter. The following sets forth per share cash dividends paid during 2014 and 2013.

	2014	2013
1st Quarter	$0.01	$0.01
2nd Quarter	$0.01	$0.01
3rd Quarter	$0.01	$0.01
4th Quarter	$0.01	$0.01

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

Share Repurchases

We did not repurchase any shares of our common stock during 2014. We repurchased 2,451 shares of our common stock during February of 2015 for settlement of certain tax withholding obligations related to equity based compensation awards.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the NASDAQ Global Select Market. The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2009 (assuming a $100 investment on December 31, 2009 and reinvestment of all dividends).

	2009	2010	2011	2012	2013	2014
CenterState Banks, Inc.	100	79	66	86	103	121
S&P 500	100	115	117	136	180	205
SNL Southeast Bank Index	100	97	57	94	128	144
Item 6.	Selected Consolidated Financial Data

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

The following tables present a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures:

	Years ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010

Income Statement Non-GAAP measures and ratios

Interest income (GAAP)
Loans, excluding purchase credit impaired (“PCI”) loans	$87,094	$55,549	$56,376	$54,235	$51,414
PCI loans	34,168	32,725	25,216	11,658	4,283
Securities - taxable	13,991	9,889	11,297	14,296	16,833
Securities - tax-exempt	1,435	1,430	1,423	1,422	1,424
Federal funds sold and other	1,539	785	638	632	626
Total Interest income (GAAP)	138,227	100,378	94,950	82,243	74,580
Taxable equivalent adjustment
Non PCI loans	628	628	646	539	113
Securities - tax-exempt	746	744	697	678	645
Total tax equivalent adjustment	1,374	1,372	1,343	1,217	758
Interest income - tax equivalent
Loans excluding PCI loans	87,722	56,177	57,022	54,774	51,527
PCI loans	34,168	32,725	25,216	11,658	4,283
Securities - taxable	13,991	9,889	11,297	14,296	16,833
Securities - tax-exempt	2,181	2,174	2,120	2,100	2,069
Federal funds sold and other	1,539	785	638	632	626
Total interest income - tax equivalent	139,601	101,750	96,293	83,460	75,338
Total Interest expense (GAAP)	(7,356)	(5,885)	(8,481)	(12,207)	(16,742)
Net interest income - tax equivalent	$132,245	$95,865	$87,812	$71,253	$58,596
Net interest income (GAAP)	$130,871	$94,493	$86,469	$70,036	$57,838

Yields and costs
Yield on Loans excluding PCI - tax equivalent	4.69%	4.77%	5.07%	5.30%	5.49%
Yield on loans - tax equivalent	5.64%	6.18%	5.67%	5.46%	5.45%
Yield on securities tax-exempt - tax equivalent	5.04%	5.19%	5.41%	5.88%	5.94%
Yield on interest earning assets (GAAP)	4.61%	4.93%	4.58%	4.30%	4.30%
Yield on interest earning assets - tax equivalent	4.66%	5.00%	4.65%	4.36%	4.34%
Cost of interest bearing liabilities (GAAP)	0.36%	0.39%	0.51%	0.81%	1.22%
Net interest spread (GAAP)	4.25%	4.54%	4.07%	3.49%	3.08%
Net interest spread - tax equivalent	4.30%	4.61%	4.14%	3.55%	3.12%
Net interest margin (GAAP)	4.37%	4.64%	4.18%	3.66%	3.33%
Net interest margin - tax equivalent	4.41%	4.71%	4.24%	3.72%	3.38%

Efficiency ratio
Non interest income (GAAP)	26,226	$33,946	$59,261	$101,972	$54,933
Gain on sale of securities	(46)	(1,060)	(2,423)	(3,464)	(7,034)
FDIC indemnification income	(2,982)	(5,542)	(6,017)	(1,132)
Nonrecurring income	—	—	(453)	(57,020)	(1,377)
Adjusted non interest income	23,198	27,344	50,368	40,356	46,522
Correspondent banking non interest income	(20,153)	(20,410)	(35,707)	(27,066)	(34,314)
Adjusted non interest income, ex. Correspondent	3,045	6,934	14,661	13,290	12,208
Net interest income before provision (GAAP)	130,871	94,493	86,469	70,036	57,838
Total tax equivalent adjustment	1,374	1,372	1,343	1,217	758
Adjusted net interest income	132,245	95,865	87,812	71,253	58,596
Correspondent net interest income	(3,239)	(2,854)	(4,023)	(3,822)	(4,967)
Adjusted net interest income, ex. correspondent	129,006	93,011	83,789	67,431	53,629

Income Statement Non-GAAP measures and ratios (continued)

	Years ended December 31,
continued from previous page	2014	2013	2012	2011	2010
Non interest expense	136,181	$110,762	$121,980	$114,689	$93,325
CDI and Trust intangible amortization	(2,284)	(1,191)	(1,372)	(804)	(519)
Credit related expenses	(5,282)	(12,730)	(11,206)	(12,696)	(6,278)
Nonrecurring expense	(14,306)	(722)	(3,328)	(7,696)	(769)
Adjusted non interest expense	114,309	96,119	106,074	93,493	85,759
Correspondent banking non interest expense	(20,638)	(22,491)	(30,651)	(25,467)	(28,837)
Adjusted non interest expense, ex. Correspondent	$93,671	$73,628	$75,423	$68,026	$56,922
Efficiency ratio (GAAP)	74%	78%	77%	84%	82%
Efficiency ratio - tax equivalent	71%	74%	77%	84%	86%

Analysis of changes in interest income and expense	Net change Dec. 31, 2014 versus 2013
	Volume	Rate	Net change
Loans - tax equivalent	$41,257	$(8,269)	$32,988
Securities - tax-exempt - tax equivalent	72	(65)	7
Total interest income - tax equivalent	45,119	(7,268)	37,851
Net interest income - tax equivalent	43,247	(6,867)	36,380

Analysis of changes in interest income and expense	Net change Dec. 31, 2013 versus 2012
	Volume	Rate	Net change
Loans - tax equivalent	$(709)	$7,373	$6,664
Securities - tax-exempt - tax equivalent	143	(89)	54
Total interest income - tax equivalent	(1,551)	7,008	5,457
Net interest income - tax equivalent	149	7,904	8,053

			$	%
			increase	increase
Non interest expense analysis	2014	2013	(decrease)	(decrease)
Total non-interest expense	$136,181	$110,762	$25,419	22.95%
Less: merger, acquisition, and conversion expense	(11,542)	(722)	(10,820)	1498.61%
Less: nonrecurring expenses	(2,764)	—	(2,764)	n/a
Subtotal	121,875	110,040	11,835	10.76%
Less: credit related expenses	(5,282)	(12,730)	7,448	-58.51%
Less: correspondent segment	(19,470)	(20,498)	1,028	-5.02%
Non-interest expense excluding credit cost,correspondent segment, merger related expenses,and nonrecurring expenses	$97,123	$76,812	$20,311	26.44%

	Years ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010

Balance Sheet Non-GAAP measures and ratios

Total assets	$3,776,869	$2,416,011	$2,363,240	$2,284,459	$2,062,924
Goodwill	(76,739)	(44,924)	(44,924)	(38,035)	(38,035)
Intangible assets, net	(15,401)	(6,116)	(7,307)	(5,203)	(3,921)
Tangible assets	$3,684,729	$2,364,971	$2,311,009	$2,241,221	$2,020,968

Common stockholders’ equity	452,477	$273,379	$273,531	$262,633	$252,249
Goodwill	(76,739)	(44,924)	(44,924)	(38,035)	(38,035)
Intangible assets, net	(15,401)	(6,116)	(7,307)	(5,203)	(3,921)
Tangible common stockholders’ equity	$360,337	$222,339	$221,300	$219,395	$210,293

Book value per common share	$9.98	$9.08	$9.09	$8.74	$8.41
Effect of intangible assets	$(2.03)	$(1.69)	$(1.74)	$(1.44)	$(1.40)
Tangible book value per common share	$7.95	$7.38	$7.36	$7.30	$7.01

Equity to total assets	11.98%	11.32%	11.57%	11.50%	12.23%
Effect of intangible assets	-2.20%	-1.91%	-2.00%	-1.71%	-1.82%
Tangible common equity to tangible assets	9.78%	9.40%	9.58%	9.79%	10.41%

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the

Company at December 31, 2014 and 2013, and the three year period ended December 31, 2014, presented elsewhere herein. Operating results for prior periods are not necessarily indicative of results that might be expected for any future period.

0

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS:
Total interest income	138,227	$100,378	$94,950	$82,243	$74,580
Total interest expense	(7,356)	(5,885)	(8,481)	(12,207)	(16,742)
Net interest income	130,871	94,493	86,469	70,036	57,838
Provision for loan losses	(826)	76	(9,220)	(45,991)	(29,624)
Net interest income after provision for loan losses	130,045	94,569	77,249	24,045	28,214
Non-interest income	9,780	15,666	23,237	16,599	13,826
Income - correspondent banking capital markets division	16,400	17,189	32,806	24,889	32,696
Net gain on sale of securities available for sale	46	1,060	2,423	3,464	7,034
Bargain purchase gain, acquisition of institution	—	—	453	57,020	1,377
Gain on sale of bank branch office real estate	—	31	342	—	—
Credit related expenses	(5,282)	(12,730)	(11,206)	(12,696)	(6,278)
Non-interest expense	(130,899)	(98,032)	(110,774)	(101,993)	(87,047)
Income (loss) before income taxes	20,090	17,753	14,530	11,328	(10,178)
Income tax (expense) benefit	(7,126)	(5,510)	(4,625)	(3,419)	4,240
Net income (loss)	$12,964	$12,243	$9,905	$7,909	$(5,938)
PER COMMON SHARE DATA:
Basic earnings (loss) per share	$0.32	$0.41	$0.33	$0.26	$(0.22)
Diluted earnings (loss) per share	$0.31	$0.41	$0.33	$0.26	$(0.22)
Common equity per common share outstanding	$9.98	$9.08	$9.09	$8.74	$8.41
Tangible common equity per common share outstanding	$7.95	$7.38	$7.36	$7.30	$7.01
Dividends per common share	$0.04	$0.04	$0.04	$0.04	$0.04
Actual shares outstanding	45,323,553	30,112,475	30,079,767	30,055,499	30,004,761
Weighted average common shares outstanding	40,852,002	30,102,777	30,073,959	30,034,573	27,608,211
Diluted weighted average common shares outstanding	41,235,552	30,220,127	30,141,863	30,039,187	27,608,211
BALANCE SHEET DATA:
Assets	$3,776,869	$2,416,011	$2,363,240	$2,284,459	$2,062,924
Total loans	2,429,525	1,474,179	1,435,863	1,283,766	1,128,955
Allowance for loan losses	19,898	20,454	26,682	27,944	26,267
Total deposits	3,092,040	2,056,231	1,997,232	1,919,789	1,685,594
Short-term borrowings	179,014	50,366	57,724	69,276	97,284
Corporate debentures	23,917	16,996	16,970	16,945	12,500
Common stockholders’ equity	452,477	273,379	273,531	262,633	252,249
Total stockholders’ equity	452,477	273,379	273,531	262,633	252,249
Tangible capital	360,337	222,339	221,300	219,395	210,293
Goodwill	76,739	44,924	44,924	38,035	38,035
Core deposit intangible (CDI)	14,417	4,958	5,944	5,203	3,921
Trust intangible	984	1,158	1,363	—	—
Average total assets	3,419,541	2,381,620	2,445,902	2,176,571	1,935,495
Average loans	2,160,155	1,439,069	1,451,492	1,216,086	1,023,597
Average interest earning assets	2,995,845	2,034,542	2,070,990	1,914,812	1,734,746
Average deposits	2,891,459	2,087,004	2,062,682	1,800,998	1,517,302
Average interest bearing deposits	1,942,299	1,425,858	1,555,755	1,407,942	1,214,435
Average interest bearing liabilities	2,046,061	1,502,481	1,652,460	1,512,898	1,369,417
Average total stockholders’ equity	391,574	273,852	269,282	253,398	243,063

Selected Consolidated Financial Data - continued

For the twelve month period ending or as of December 31

(Dollars in thousands)	2014	2013	2012	2011	2010
SELECTED FINANCIAL RATIOS:
Return on average assets	0.38%	0.51%	0.40%	0.36%	-0.31%
Return on average equity	3.31%	4.47%	3.68%	3.12%	-2.44%
Dividend payout	13%	10%	12%	15%	na
Efficiency ratio (1)	74%	78%	77%	84%	82%
Efficiency ratio, excluding correspondent (2)	71%	74%	77%	84%	86%
Net interest margin, tax equivalent basis (3)	4.41%	4.71%	4.24%	3.72%	3.38%
Net interest spread, tax equivalent basis (4)	4.30%	4.61%	4.14%	3.55%	3.12%

CAPITAL RATIOS:
Tier 1 leverage ratio	10.11%	10.38%	9.91%	10.49%	10.33%
Risk-based capital
Tier 1	14.36%	16.64%	16.63%	17.79%	18.01%
Total	15.14%	17.89%	17.89%	19.05%	19.28%
Tangible common equity ratio	9.78%	9.40%	9.58%	9.79%	10.41%

ASSET QUALITY RATIOS:
Net charge-offs to average loans (5)	0.07%	0.42%	0.93%	4.28%	2.83%
Allowance to period end loans (5)	0.90%	1.58%	2.11%	2.46%	2.82%
Allowance for loan losses to non-performing loans (5)	76%	73%	93%	71%	40%
Non-performing assets to total assets (5)	0.92%	1.39%	1.41%	2.16%	3.81%

OTHER DATA:
Banking locations	58	55	55	58	53
Full-time equivalent employees	785	693	689	655	602
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

(3)	Net interest margin is net interest income divided by total average earning assets.
(4)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.
(5)	Excludes purchased credit impaired loans.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information.  This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.  The sum of the four quarters of earnings per share may not equal the total earnings per share for the full year due to rounding and the issuance of stock related to the Gulfstream and FSB acquisitions in 2014. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document.  The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data

(unaudited)

(Dollars in thousands except	2014				2013
for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$38,019	$37,347	$33,079	$29,782	$25,479	$26,034	$24,487	$24,378
Interest expense	(1,848)	(2,097)	(1,822)	(1,589)	(1,398)	(1,424)	(1,507)	(1,556)
Net interest income	36,171	35,250	31,257	28,193	24,081	24,610	22,980	22,822
Provision for loan losses	(18)	(955)	106	41	(183)	1,273	(1,374)	360
Net interest income after provision for loan losses	36,153	34,295	31,363	28,234	23,898	25,883	21,606	23,182
Non-interest income	1,740	1,417	1,041	1,829	2,105	5,698	3,951	4,109
Correspondent banking and capital markets division income	5,795	5,142	5,285	3,931	3,070	2,909	4,904	6,140
Gain on sales of securities available for sale	—	—	46	—	22	—	1,008	30
Non-interest expenses	(31,660)	(32,090)	(31,227)	(26,898)	(25,910)	(29,667)	(27,373)	(27,090)
Merger and acquisition related expense	(848)	(3,450)	(4,897)	(2,347)	(539)	(183)	—	—
Branch closure and efficiency initiatives	417	6	(29)	(3,158)	—	—	—	—
Income before income tax	11,597	5,320	1,582	1,591	2,646	4,640	4,096	6,371
Income tax expense	(4,316)	(1,727)	(545)	(538)	(846)	(1,531)	(1,338)	(1,795)
Net income	$7,281	$3,593	$1,037	$1,053	$1,800	$3,109	$2,758	$4,576
Basic earnings per common share	$0.16	$0.08	$0.03	$0.03	$0.06	$0.10	$0.09	$0.15
Diluted earnings per common share	$0.16	$0.08	$0.03	$0.03	$0.06	$0.10	$0.09	$0.15

          The 2014 results were impacted by the merger and acquisition related expenses due to the 2014 acquisitions of Gulfstream and FSB as reflected in the table above. The acquisitions resulted in an increase in net interest income to the extent of the earning assets and deposits acquired while limiting the additional noninterest expense due to significant cost reductions related to the consolidation of back office operations and elimination of branch redundancies created by the acquisitions. In addition, expenses were incurred, primarily in the first quarter of 2014 as reflected above, for branch closures and efficiency initiatives unrelated to the acquisitions. The significant improvement of the fourth quarter 2014 results compared to the fourth quarter 2013 are primarily a reflection of the benefits of the acquisitions noted above and the realization of the expense reductions and efficiencies initiated during the first quarter of 2014.

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2014 and 2013, and the results of operations for the years ended December 31, 2014, 2013 and 2012.  This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein.

Executive Summary

Organizational structure

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company,” “Corporate,”  “CenterState,”  “Holding Company”, “CSFL”, “we’ or “our”), and our wholly owned subsidiary bank (“CSB” or the “Bank”) and our non bank subsidiary R4ALL, Inc. (“R4ALL”).

As background, in December 2010 we merged our three national chartered banks together, with CSB as the surviving bank. In June of 2012 we merged our state charted bank, Valrico State Bank, into CSB.  We currently have one subsidiary bank, and one non bank subsidiary, R4ALL.  R4ALL has no employees and its sole purpose is to acquire and dispose of troubled assets from our only surviving subsidiary bank.  The general administrative and recording keeping activities are performed by one of our employees, and the managing of the troubled assets and disposition thereof is managed by the special asset disposition team employed by CSB.

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

A condensed consolidating balance sheet at December 31, 2014 and a condensed consolidating statement of operations for the year ending December 31, 2014 are presented below.

Condensed Consolidating Balance Sheet			PARENT
At December 31, 2014	CSB	R4ALL	COMPANY	Eliminations	Consolidated
Cash and due from banks	$52,067	$6	$2,808	$(2,814)	$52,067
Federal funds sold and Federal Reserve deposits	106,346	—	—	—	106,346
Cash and cash equivalents	158,413	6	2,808	(2,814)	158,413
Investment securities	758,239	—	—	—	758,239
Purchase credit impaired (“PCI”) loans	276,766	—	—	—	276,766
Loans, excluding PCI loans	2,152,657	102	—	—	2,152,759
Allowance for loan losses	(19,890)	(8)	—	—	(19,898)
Bank premises and equipment, net	98,437	—	411	—	98,848
Goodwill	76,739	—	—	—	76,739
Core deposit intangibles	14,417	—	—	—	14,417
OREO covered by FDIC loss share agreements	19,404	—	—	—	19,404
OREO not covered by FDIC loss share agreements	7,736	1,160	—	—	8,896
Investment in subsidiaries	—	—	443,091	(443,091)	—
All other assets	222,794	121	36,371	(27,000)	232,286
Total assets	$3,765,712	$1,381	$482,681	$(472,905)	$3,776,869

Deposits	$3,094,854	$—	$—	$(2,814)	$3,092,040
Other borrowings	179,014	—	23,917	—	202,931
All other liabilities	50,134	—	6,287	(27,000)	29,421
Total stockholders’ equity	441,710	1,381	452,477	(443,091)	452,477
Total liabilities and stockholders’ equity	$3,765,712	$1,381	$482,681	$(472,905)	$3,776,869

Condensed Consolidating Statement of Operations			PARENT
For the 12 month period ending December 31, 2014	CSB	R4ALL	COMPANY	Eliminations	Consolidated
Interest income	$138,227	$—	$—	$—	$138,227
Interest expense	(6,414)	—	(942)	—	(7,356)
Net interest income	131,813	—	(942)	—	130,871
Provision for loan losses	(827)	1	—	—	(826)
Net interest income after loan loss provision	130,986	1	(942)	—	130,045
Non interest income	26,350	—	15,983	(16,107)	26,226
Non interest expense	(132,779)	349	(3,875)	124	(136,181)
Net income before income tax provision	24,557	350	11,166	(15,983)	20,090
Income tax (provision) benefit	(8,789)	(135)	1,798	—	(7,126)
Net income	$15,768	$215	$12,964	$(15,983)	$12,964

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

At December 31, 2014, our subsidiary bank operated through 58 bank branch locations in 20 counties in Florida as summarized in the table below:

Broward	Indian River	Orange	Putnam
Duval	Lake	Osceola	St. Lucie
Hendry	Marion	Palm Beach	Seminole
Hernando	Martin	Pasco	Sumter
Hillsborough	Okeechobee	Polk	Volusia

In addition to full service bank branches, we also originate loans in four loan production offices located in Tampa, Gainesville, Crystal River and Ft. Myers, Florida.

On January 17, 2014, we acquired Gulfstream Bancshares, Inc. (“Gulfstream”) which added four additional branches (approximately $479 million of deposits) and two additional counties, Palm Beach and Martin, to our market area.

On January 21, 2014, we announced efficiency and enhanced profitability initiatives including the closing and consolidation of seven smaller branches plus a standalone drive thru facility (counted as a branch for regulatory purposes).  The branches were closed in mid-April 2014.

On June 1, 2014, we acquired First Southern Bancorp, Inc. (“FSB”) with approximately $600 million in loans, $853 million in deposits and 17 branches, of which 10 were either sold or closed in September 2014, and added Broward County to our market area..

Correspondent banking division

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

We maintain an allowance for loan losses that we believe is adequate to absorb probable incurred losses inherent in our loan portfolio. The allowance consists of three components.  The first component consists of amounts specifically reserved (“specific allowance”) for specific loans identified as impaired, as defined by FASB Accounting Standards Codification No. 310 (“ASC 310”).  Impaired loans are those loans that management has estimated will not repay as agreed pursuant to the loan agreement.  Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any.  That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific reserve is warranted.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.  We have $77 million of goodwill on our consolidated balance sheet at December 31, 2014.  Other intangible assets consist of core deposit intangible and trust intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, generally 10 years.

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. We have a net deferred tax asset of $49.6 million in our consolidated balance sheet at December 31, 2014.  For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Purchased Credit-Impaired (“PCI”) Loans

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013.

Net Income

Our net income for the year ended December 31, 2014 was $12,964 or $0.32 and $0.31 per share basic and diluted, respectively, compared to $12,243 or $0.41 per share basic and diluted for the year ended December 31, 2013.  Our net income, excluding merger related and efficiency initiative expenses and gain on sale of securities, for year 2014 was $22,403 ($0.54 per share diluted), compared to $12,010 ($0.40 per share diluted) for year 2013.  The increase of $10,393 was primarily due to the January 2014 acquisition of Gulfstream and the June 2014 acquisition of FSB.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $36,378, or 38% to $130,871 during the year ended December 31, 2014 compared to $94,493 for the same period in 2013.  The increase was the result of a $37,849 increase in interest income less a $1,471 increase in interest expense.

Interest earning assets averaged $2,995,845 during the year ended December 31, 2014 as compared to $2,034,542 for the same period in 2013, an increase of $961,303, or 47%.  The yield on average interest earning assets decreased 32 basis points (“bps”) to 4.61% (34 bps to 4.66% tax equivalent basis) during the year ended December 31, 2014, compared to 4.93% (5.00% tax equivalent basis) for the same period in 2013.  The combined net effects of the $961,303 increase in average interest earning assets and the decrease in yields on average interest earning assets resulted in the $37,849 ($37,851 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $2,046,061 during the year ended December 31, 2014 as compared to $1,502,481 for the same period in 2013, an increase of $543,580, or 36%.  The cost of average interest bearing liabilities decreased 3 bps to 0.36% during the year ended December 31, 2014, compared to 0.39% for 2013.  The combined net effects of the $543,580 increase in average interest bearing liabilities and the 3 bps decrease in cost of average interest bearing liabilities resulted in the $1,471 increase in interest expense between the two years.  See the tables “Average Balances – Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Loans, excluding PCI (1) (2) (7)	$1,869,859	$87,722	4.69%	$1,177,493	$56,177	4.77%
Purchased credit impaired loans (9)	290,296	34,168	11.77%	261,576	32,725	12.51%
Securities available for sale - taxable	534,326	13,991	2.62%	413,840	9,889	2.39%
Securities available for sale - tax exempt (7)	43,303	2,181	5.04%	41,888	2,174	5.19%
Federal funds sold and other	258,061	1,539	0.60%	139,745	785	0.56%
TOTAL INTEREST EARNING ASSETS	$2,995,845	$139,601	4.66%	$2,034,542	$101,750	5.00%

Allowance for loan losses	(20,690)			(23,985)
All other assets	444,386			371,063
TOTAL ASSETS	$3,419,541			$2,381,620

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$560,813	$470	0.08%	$457,856	$362	0.08%
Money market	645,420	1,628	0.25%	312,151	476	0.15%
Savings	233,977	125	0.05%	238,497	132	0.06%
Time deposits	502,089	3,959	0.79%	417,354	4,215	1.01%
Repurchase agreements	30,316	181	0.60%	21,693	78	0.36%
Federal funds purchased	49,899	51	0.10%	37,941	20	0.05%
Other borrowed funds (3)	—	—	—	5	—	0.00%
Corporate debenture (4)	23,547	942	4.00%	16,984	602	3.54%
TOTAL INTEREST BEARING LIABILITIES	$2,046,061	$7,356	0.36%	$1,502,481	$5,885	0.39%

Demand deposits	949,160			584,523
Other liabilities	32,746			20,764
Total stockholders’ equity	391,574			273,852
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$3,419,541			$2,381,620
NET INTEREST SPREAD (tax equivalent basis) (5)			4.30%			4.61%
NET INTEREST INCOME (tax equivalent basis)		$132,245			$95,865
NET INTEREST MARGIN (tax equivalent basis) (6)			4.41%			4.71%
(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $665 and $408 for the years ended December 31, 2014 and 2013, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $176 and $26 during year ended December 31, 2014 and 2013, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.

(8)	Averages balances are average daily balances.
(9)	Purchased credit-impaired (“PCI”) loans are loans accounted for under ASC Topic 310-30.

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

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2014 versus 2013
			Net
	Volume	Rate	Change
INTEREST INCOME
Loans (tax equivalent basis)	$41,257	$(8,269)	$32,988
Securities available for sale – taxable	3,087	1,015	4,102
Securities available for sale – tax exempt	72	(65)	7
Federal funds sold and other	703	51	754
TOTAL INTEREST INCOME (tax equivalent basis)	$45,119	$(7,268)	$37,851
INTEREST EXPENSE
Deposits
NOW accounts	$85	$24	$109
Money market accounts	714	438	1,152
Savings	(2)	(5)	(7)
Time deposits	766	(1,022)	(256)
Repurchase agreements	39	64	103
Federal funds purchased	8	22	30
Other borrowed funds	—	—	—
Corporate debenture	263	77	340
TOTAL INTEREST EXPENSE	$1,873	$(402)	$1,471
NET INTEREST INCOME (tax equivalent basis)	$43,246	$(6,866)	$36,380

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

Provision for Loan Losses

The provision for loan losses increased $902 to $826 during the year ending December 31, 2014 compared to a negative provision of $(76) for the comparable period in 2013.  The provision for loan losses for the current year included $1,682 for the Gulfstream loans acquired in 2014. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.  Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach).  In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information.  As these factors change, the level of loan loss provision changes.  Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates.  See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

         Non-interest income for the year ended December 31, 2014 was $26,226 compared to $33,946 for the comparable period in 2013.  This decrease was the result of the following components listed in the table below.

			$	%
			increase	increase
	2014	2013	(decrease)	(decrease)
Correspondent banking capital markets revenue	$16,400	$17,189	$(789)	-4.6%
Other correspondent banking related revenue	3,753	3,221	532	16.5%
Wealth management related revenue	4,239	4,551	(312)	-6.9%
Service charges on deposit accounts	9,542	8,457	1,085	12.8%
Debit, prepaid, ATM and merchant card related fees	6,250	5,420	830	15.3%
Bank owned life insurance income	1,767	1,328	439	33.1%
Other service charges and fees	1,990	985	1,005	102.0%
Gain on sale of securities	46	1,060	(1,014)	-95.7%
Subtotal	43,987	42,211	1,776	4.2%
FDIC indemnification asset- amortization	(20,743)	(13,807)	(6,936)	50.2%
FDIC indemnification income	2,982	5,542	(2,560)	-46.2%
Total non-interest income	$26,226	$33,946	$(7,720)	-22.7%

As shown in the table above, the primary reason for the decrease in non-interest income year to year is the increase in FDIC indemnification asset amortization.

The FDIC indemnification asset (“IA”) is producing amortization (versus accretion) due to reductions in the estimated losses in the FDIC covered loan portfolio.  To the extent current projected losses in the covered loan portfolio are less than previously projected losses, the related projected reimbursements from the FDIC contemplated in the IA are less, which produces a negative income accretion in non-interest income.  This event corresponds to the increase in yields in the FDIC covered loan portfolio, although there is not perfect correlation.  Higher expected cash flows (i.e. less expected future losses) on the loan side of the equation is accreted into interest income over the life of the related loan pool.  The lower expected reimbursement from the FDIC is amortized over the lesser of the remaining life of the related loan pool(s) or the remaining term of the loss share period.

At December 31, 2014, the total IA on our balance sheet was $49,054.  Of this amount, we estimate to receive reimbursements from the FDIC of approximately $21,682 related to future estimated losses, and estimates to expense approximately $27,372 for previously estimated losses that are no longer expected.  The $27,372 is now estimated to be paid, or has been paid, by the borrower (or has been or is estimated to be realized upon the sale of OREO) instead of a reimbursement from the FDIC.  At December 31, 2014, the $27,372 previously estimated reimbursements from the FDIC will be amortized as expense (negative accretion) in our non-interest income as summarized below.

Year		Year
2015	$12,216	2019	$1,851
2016	6,561	2020	1,201
2017	2,781	2021 thru 2022	556
2018	2,206	Total	$27,372

The table above is based on our most recent quarterly updated projections of possible future losses, cash flows and timing of cash flows.  The above amounts are subject to change, and have changed in past quarters, primarily due to the FDIC covered loan pools performing better than previously estimated.

Our other FDIC income related line item in the table above, FDIC indemnification income, has two components.  The first relates to losses on FDIC covered OREO.  To the extent we incur a loss on the sale of OREO, the FDIC is obligated to reimburse us at various coverage rates pursuant to the applicable loss sharing agreements.  The reimbursable amount is recognized as FDIC indemnification income in this line item during the same period the expense or loss on OREO is recognized in our non-interest expenses.  The second component relates to provision for loan loss expenses related to impairments on any of our covered loan pools.  To the extent we incur a loan loss provision expense, we recognize FDIC indemnification income pursuant to the applicable coverages outlined in the loss sharing agreements during the same period the expense was recognized in provision for loan loss expense.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2014 increased $25,419, or 22.9%, to $136,181, compared to $110,762 for 2013.  The table below breaks down the individual components.

			$	%
			increase	increase
	2014	2013	(decrease)	(decrease)
Employee salaries and wages	$53,939	$47,175	$6,764	14.3%
Employee incentive/bonus compensation	5,036	4,965	71	1.4%
Employee stock based compensation	1,577	609	968	159.0%
Employer 401K matching contributions	1,398	1,219	179	14.7%
Deferred compensation expense	580	569	11	1.9%
Health insurance and other employee benefits	5,072	3,557	1,515	42.6%
Payroll taxes	3,823	3,018	805	26.7%
Other employee related expenses	1,257	1,293	(36)	-2.8%
Incremental direct cost of loan origination	(2,307)	(2,036)	(271)	13.3%
Total salaries, wages and employee benefits	70,375	60,369	10,006	16.6%

(Gain) loss on sale of OREO	(67)	228	(295)	-129.4%
(Gain) loss on sale of FDIC covered OREO	(721)	2,894	(3,615)	-124.9%
Valuation write down of OREO	985	1,085	(100)	-9.2%
Valuation write down of FDIC covered OREO	2,265	4,927	(2,662)	-54.0%
Loss on repossessed assets other than real estate	45	401	(356)	-88.8%
Loan put back expense	-	4	(4)	-100.0%
Foreclosure and repossession related expenses	1,722	1,732	(10)	-0.6%
Foreclosure and repo expenses, FDIC (note 1)	1,053	1,459	(406)	-27.8%
Total credit related fees	5,282	12,730	(7,448)	-58.5%

Occupancy expense	10,163	7,702	2,461	32.0%
Depreciation of premises and equipment	6,066	5,876	190	3.2%
Supplies, stationary and printing	1,319	1,121	198	17.7%
Marketing expenses	2,731	2,517	214	8.5%
Data processing expense	5,484	3,784	1,700	44.9%
Legal, auditing and other professional fees	4,066	3,754	312	8.3%
Bank regulatory related expenses	3,209	2,369	840	35.5%
Postage and delivery	1,413	1,084	329	30.4%
ATM and debit card related expenses	1,918	1,802	116	6.4%
CDI amortization	2,110	986	1,124	114.0%
Trust intangible amortization	174	204	(30)	-14.7%
Internet and telephone banking	1,698	1,083	615	56.8%
Operational write-offs and losses	242	118	124	105.1%
Correspondent accounts and Federal Reserve charges	641	459	182	39.7%
Conferences/Seminars/Education/Training	409	584	(175)	-30.0%
Director fees	601	405	196	48.4%
Travel expenses	396	399	(3)	-0.8%
Other expenses	3,578	2,694	884	32.8%
Subtotal	121,875	110,040	11,835	10.8%
Merger, acquisition and conversion related expenses	11,542	722	10,820	1498.6%
Nonrecurring expenses	2,764	-	2,764	n/a
Total non-interest expense	$136,181	$110,762	$25,419	23.0%

note 1: These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding merger, acquisition and conversion related expenses and nonrecurring expenses related to branch closure and efficiency initiatives, total non-interest expense increased $11,835 or 10.8% year to year as shown in the above table.  The increase is primarily due to our acquisition of Gulfstream in January 2014 and of FSB in June 2014.

Income Tax Provision

        We recognized an income tax expense for the year ended December 31, 2014 of $7,126 (an effective tax rate of 35.5%) compared to $5,510 (an effective tax rate of 31.0%) for the year ended December 31, 2013.  The primary reason for the increase was due to a smaller percentage of tax exempt interest income relative to total revenue and higher non-deductible expenses for tax purposes, primarily related to certain merger related expenses.

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

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Noncovered loans (1) (2) (7)	$1,179,796	$56,525	4.79%	$1,126,784	$58,696	5.21%
Covered loans (9)	259,273	32,377	12.49%	324,708	23,542	7.25%
Securities available for sale - taxable	413,840	9,889	2.39%	458,946	11,297	2.46%
Securities available for sale - tax exempt (7)	41,888	2,174	5.19%	39,183	2,120	5.41%
Federal funds sold and other	139,745	785	0.56%	121,369	638	0.53%
TOTAL INTEREST EARNING ASSETS	$2,034,542	$101,750	5.00%	$2,070,990	$96,293	4.65%
Allowance for loan losses	(23,985)			(26,872)
All other assets	371,063			401,784
TOTAL ASSETS	$2,381,620			$2,445,902
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$457,856	$362	0.08%	$410,384	$457	0.11%
Money market	312,151	476	0.15%	331,449	730	0.22%
Savings	238,497	132	0.06%	239,147	266	0.11%
Time deposits	417,354	4,215	1.01%	574,775	6,076	1.06%
Repurchase agreements	21,693	78	0.36%	21,388	86	0.40%
Federal funds purchased	37,941	20	0.06%	53,803	28	0.05%
Other borrowed funds (3)	5	—	0.00%	4,556	201	4.41%
Corporate debenture (4)	16,984	602	3.54%	16,958	637	3.76%
TOTAL INTEREST BEARING LIABILITIES	$1,502,481	5,885	0.39%	$1,652,460	8,481	0.51%

Demand deposits	584,523			506,927
Other liabilities	20,764			17,233
Total stockholders’ equity	273,852			269,282
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$2,381,620			$2,445,902
NET INTEREST SPREAD (tax equivalent basis) (5)			4.61%			4.14%
NET INTEREST INCOME (tax equivalent basis)		$95,865			$87,812
NET INTEREST MARGIN (tax equivalent basis) (6)			4.71%			4.24%
(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $408 and $511 for the years ended December 31, 2013 and 2012, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $26 and $25 during year ended December 31, 2013 and 2012, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
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

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2013 versus 2012
			Net
	Volume	Rate	Change
INTEREST INCOME
Loans (tax equivalent basis)	$(709)	$7,373	$6,664
Securities available for sale – taxable	(1,085)	(323)	(1,408)
Securities available for sale – tax exempt	143	(89)	54
Federal funds sold and other	101	46	147
TOTAL INTEREST INCOME (tax equivalent basis)	$(1,550)	$7,007	$5,457
INTEREST EXPENSE
Deposits
NOW accounts	$48	$(143)	$(95)
Money market accounts	(40)	(214)	(254)
Savings	(1)	(133)	(134)
Time deposits	(1,600)	(261)	(1,861)
Repurchase agreements	1	(9)	(8)
Federal funds purchased	(8)	—	(8)
Other borrowed funds	(100)	(101)	(201)
Corporate debenture	1	(36)	(35)
TOTAL INTEREST EXPENSE	$(1,699)	$(897)	$(2,596)
NET INTEREST INCOME (tax equivalent basis)	$149	$7,904	$8,053
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

			$	%
			increase	increase
	2013	2012	(decrease)	(decrease)
Correspondent banking capital markets revenue	$17,189	$32,806	$(15,617)	-47.6%
Other correspondent banking related revenue	3,221	2,901	320	11.0%
Wealth management related revenue	4,551	3,760	791	21.0%
Service charges on deposit accounts	8,457	6,598	1,859	28.2%
Debit, prepaid, ATM and merchant card related fees	5,420	4,623	797	17.2%
Bank owned life insurance income	1,328	1,436	(108)	-7.5%
Other service charges and fees	985	1,340	(355)	-26.5%
Gain on sale of securities	1,060	2,423	(1,363)	-56.3%
Bargain purchase gain	—	453	(453)	-100.0%
Subtotal	42,211	56,340	(14,129)	-25.1%
FDIC indemnification asset- amortization	(13,807)	(3,096)	(10,711)	346.0%
FDIC indemnification income	5,542	6,017	(475)	-7.9%
Total non-interest income	$33,946	$59,261	($25,315)	-42.7%

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

			$	%
			increase	increase
	2013	2012	(decrease)	(decrease)
Employee salaries and wages	$47,175	$56,232	$(9,057)	-16.1%
Employee incentive/bonus compensation	4,965	3,938	1,027	26.1%
Employee stock based compensation	609	631	(22)	-3.4%
Employer 401K matching contributions	1,219	1,144	75	6.6%
Deferred compensation expense	569	501	68	13.5%
Health insurance and other employee benefits	3,557	3,985	(428)	-10.7%
Payroll taxes	3,018	3,235	(217)	-6.7%
Other employee related expenses	1,293	1,051	242	23.1%
Incremental direct cost of loan origination	(2,036)	(779)	(1,257)	161.4%
Total salaries, wages and employee benefits	$60,369	$69,938	$(9,569)	-13.7%

Loss (gain) on sale of OREO	228	(140)	368	-262.9%
Loss on sale of FDIC covered OREO	2,894	1,325	1,569	118.4%
Valuation write down of OREO	1,085	1,011	74	7.3%
Valuation write down of FDIC covered OREO	4,927	3,247	1,680	51.7%
Loss on repossessed assets other than real estate	401	123	278	226.0%
Loan put back expense	4	1,632	(1,628)	-99.8%
Foreclosure and repossession related expenses	1,732	2,487	(755)	-30.4%
Foreclosure and repo expenses, FDIC (note 1)	1,459	1,521	(62)	-4.1%
Total credit related fees	12,730	11,206	1,524	13.6%

Occupancy expense	7,702	8,697	(995)	-11.4%
Depreciation of premises and equipment	5,876	5,678	198	3.5%
Supplies, stationary and printing	1,121	1,124	(3)	-0.3%
Marketing expenses	2,517	2,564	(47)	-1.8%
Data processing expense	3,784	3,988	(204)	-5.1%
Legal, auditing and other professional fees	3,754	2,527	1,227	48.6%
Bank regulatory related expenses	2,369	2,429	(60)	-2.5%
Postage and delivery	1,084	1,148	(64)	-5.6%
ATM and debit card related expenses	1,802	1,347	455	33.8%
CDI amortization	986	1,155	(169)	-14.6%
Trust intangible amortization	204	217	(13)	-6.0%
Internet and telephone banking	1,083	945	138	14.6%
Operational write-offs and losses	118	697	(579)	-83.1%
Correspondent accounts and Federal Reserve charges	459	527	(68)	-12.9%
Conferences/Seminars/Education/Training	584	510	74	14.5%
Director fees	405	374	31	8.3%
Travel expenses	399	317	82	25.9%
Other expenses	2,694	3,264	(570)	-17.5%
Subtotal	$110,040	$118,652	$(8,612)	-7.3%
Merger, acquisition and conversion related expenses	722	2,714	(1,992)	-73.4%
Nonrecurring expenses	—	614	(614)	-100.0%
Total non-interest expense	$110,762	$121,980	$(11,218)	-9.2%

note 1:  These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding merger, acquisition and conversion related expenses and nonrecurring expenses related to impairment on bank property held for sale identified above, total non-interest expense decreased $8,612 or 7.3% year to year as shown in the above table.  The table below removes credit related expenses and correspondent segment expenses, which is primarily compensation related and varies significantly with levels of bond sales volumes.

			$	%
			increase	increase
	2013	2012	(decrease)	(decrease)
Total non-interest expense	$110,762	$121,980	$(11,218)	-9.2%
Less: merger, acquisition, conversion, expenses	(722)	(2,714)	1,992	-73.4%
Less: nonrecurring expenses	—	(614)	614	-100.0%
Subtotal	110,040	118,652	(8,612)	-7.3%
Less: credit related expenses	(12,730)	(11,206)	(1,524)	13.6%
Less: correspondent segment	(20,498)	(28,168)	7,670	-27.3%
Non-interest expense, excluding credit cost, correspondent segment, and merger, acquisition and conversion related expenses, and nonrecurring expenses	$76,812	$79,278	$(2,466)	-3.1%

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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2014 AND DECEMBER 31, 2013

Overview

Our total assets grew by $1,360,858, or 56%, from $2,416,011 at December 31, 2013 to $3,776,869 at December 31, 2014, primarily due to our January 2014 acquisition of Gulfstream and our June 2014 acquisition of FSB.

Investment securities available for sale

We have an available for sale securities portfolio which we account at fair value.  Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

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

Our available for sale portfolio totaled $517,457 at December 31, 2014 and $457,086 at December 31, 2013, or 14% and 19%, respectively, of total assets.  See note (3) in our Consolidated Financial Statements for a summary of security type, maturity, amortized cost basis, gross unrealized gains and gross unrealized losses.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative.  Approximately 92% of investment securities available for sale are mortgage backed securities.  The cash flows from these securities are used to meet cash needs or will be reinvested to maintain a desired liquidity position.  We classify the majority of our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels.  The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $6,598 (which includes gross unrealized losses of $1,711) at December 31, 2014, compared to a net unrealized loss of approximately $7,300 at December 31, 2013.

  If our management intends to sell or it is more likely than not we will be required to sell the security before recovery of our amortized cost basis, less any current period credit loss, the other than temporary impairment (“OTTI”) will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If our management does not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these securities and its more likely than not we will be required to sell these securities before their anticipated recovery, we do not consider any of our securities, that have an unrealized loss associated with them, to be other than temporarily impaired.

Trading Securities

We also have a trading securities portfolio.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations and Comprehensive Income.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  This activity was initiated to take advantage of market opportunities, when presented, for short term revenue gains.  See note (2) in our Consolidated Financial Statements for a summary of purchases, sales and revenue recognized for the year ending December 31, 2014 and 2013.

Investment securities held to maturity

During 2014, we initiated a held to maturity securities portfolio.  At December 31, 2014 the portfolio had securities of $237,362 at amortized cost.   We anticipate that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.  At December 31, 2014, these securities had gross unrecognized gains of approximately $1,080 and $12 of gross unrecognized losses.  Similar to our available for sale portfolio, because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these securities and its more likely than not we will be required to sell these securities before their anticipated recovery, we do not consider any of our securities, that have an unrealized loss associated with them, to be other than temporarily impaired.  See note (3) in our Consolidated Financial Statements for a summary of security type, maturity, estimated fair value, gross unrecognized gains and gross unrecognized losses.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability.  The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues.  The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets.  Average loans during the year ended December 31, 2014, were $2,160,155, or 72% of average earning assets, as compared to $1,439,069, or 71% of average earning assets, for the year ending December 31, 2013. Total loans at December 31, 2014 and 2013 were $2,429,525 and $1,474,179, respectively, an increase of $955,346, or 65%.  This also represents a loan to total asset ratio of 64% and 61% and a loan to deposit ratio of 79% and 72%, at December 31, 2014 and 2013, respectively.

Approximately 11.3% of our total loans, or $274,521, are covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010, two during the first quarter of 2012 and two acquired pursuant to our acquisition of FSB.  Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse us for certain losses with respect to the covered loans beginning with the first dollar of loss incurred, subject to the terms of the individual loss share agreements.  We will reimburse the FDIC for its share of recoveries with respect to the covered loans.  The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and our reimbursement to the FDIC for recoveries for ten years.  The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

FDIC covered loans are included in both our PCI loan portfolio and non-PCI loan portfolio.  Approximately 86% of our PCI loan portfolio are FDIC covered loans.

In the aggregate, approximately 85% are collateralized by real estate, 12% are commercial non real estate loans and the remaining 3% are consumer and other non real estate loans.  The loans collateralized by real estate are further delineated as follows.

Residential real estate loans:  These are single family home loans primarily originated within our local market areas by employee loan officers or acquired pursuant to an acquisition of either an FDIC assisted transaction, a whole bank transaction or an acquisition of branches including selected performing loans (i.e. loans purchased from TD Bank, N.A. in 2011).  We do not use loan brokers to originate loans for our own portfolio, nor do we generally acquire loans outside of our geographical markets.   The aggregate size of this category is $691,077 representing approximately 28% of our total loans.  Approximately $102,009 of this total amount is included in our PCI loan portfolio.  Of the remaining $589,068 that are not PCI loans, approximately $11,901 or 2% are non performing (non-accrual) at December 31, 2014.

Commercial real estate loans:  This is the largest category ($1,273,910) of our loan portfolio representing approximately 52% of our total loans.  This category, along with commercial non real estate lending, is our primary business.  There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are substantially all located within Florida.  The borrowers are a mix of professionals, doctors, lawyers, and other small business owners.  Approximately 37% of these loans are owner occupied.  Approximately $140,977 are included in our PCI loan portfolio.  Of the remaining $1,132,933 that are not PCI loans, approximately $8,470 or 0.7% are non performing (non-accrual) at December 31, 2014.

Land, development and construction loans:  We have no construction or development loans with national builders.  We do business with local builders and developers that have typically been long time customers. This category represents approximately 4% ($103,034) of our total loan portfolio.  The majority of this amount is land development, lots, and other land loans.  Approximately $24,032 of these loans are included in our PCI loan portfolio.  Of the remaining $79,002 that are not PCI loans, approximately $2,374 or 3% are non performing (non-accrual) at December 31, 2014.

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

Loan Portfolio Composition

Types of Loans
at December 31:	2014	2013	2012	2011	2010
Loans excluding PCI loans
Real estate loans:
Residential	$589,068	$458,331	$428,554	$405,923	$255,571
Commercial	1,132,933	528,710	480,494	447,459	410,162
Land, development and construction	79,002	62,503	55,474	89,517	109,380
Total real estate loans	1,801,003	1,049,544	964,522	942,899	775,113
Commercial	294,493	143,263	124,225	126,064	100,906
Consumer and other loans	56,334	49,547	48,547	49,999	52,115
Total loans – gross	2,151,830	1,242,354	1,137,294	1,118,962	928,134
Less: unearned fees/costs	929	404	(458)	(639)	(728)
Total loans excluding PCI loans	2,152,759	1,242,758	1,136,836	1,118,323	927,406
PCI loans
Real estate loans:
Residential	102,009	120,030	142,480	99,270	110,586
Commercial	140,977	100,012	134,413	54,184	68,286
Land, development and construction	24,032	6,381	13,259	8,231	13,653
Total real estate loans	267,018	226,423	290,152	161,685	192,525
Commercial	8,953	3,850	6,143	2,366	5,760
Consumer and other loans	795	1,148	2,732	1,392	3,264
Total PCI loans	276,766	231,421	299,027	165,443	201,549
Total loans	$2,429,525	$1,474,179	$1,435,863	$1,283,766	$1,128,955

The repayment of loans is a source of additional liquidity for us.  The following table sets forth the loans maturing within specific intervals at December 31, 2014, excluding unearned net fees and costs.

Loan Maturity Schedule

	December 31, 2014
	0 – 12	1 – 5	Over 5
	Months	Years	Years	Total
All loans other than construction, development, land	$247,272	$770,719	$1,307,572	$2,325,562
Real estate – land, development and construction	27,340	37,882	37,812	103,034
Total	$274,612	$808,600	$1,345,384	$2,428,596
Fixed interest rate	$145,745	$653,592	$428,220	$1,227,556
Variable interest rate	128,867	155,009	917,164	1,201,040
Total	$274,612	$808,600	$1,345,384	$2,428,596

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013			increase (decrease)
	loan	ALLL		loan	ALLL		loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Non impaired loans	$1,407,781	$16,587	1.18%	$1,218,648	$17,883	1.47%	$189,133	$(1,296)	-29 bps
Gulfstream loans (note 1)	280,331	1,682	0.60%	—	—	—%	280,331	1,682	60 bps
FSB loans (note 2)	439,397	—	—%	—	—	—%	439,397	—
Impaired loans	25,250	1,115	4.42%	24,110	1,811	7.51%	1,140	(696)	-309 bps
Non-PCI loans	2,152,759	19,384	0.90%	1,242,758	19,694	1.58%	910,001	(310)	-68 bps
PCI loans (note 3)	276,766	514		231,421	760		45,345	(246)
Total loans	$2,429,525	$19,898	0.82%	$1,474,179	$20,454	1.39%	$955,346	$(556)	-57 bps
*	The significant decrease in this ratio compared to the prior period end is primarily due to the addition of the Gulfstream and FSB loans.
note 1:

Loans acquired pursuant to the January 17, 2014 acquisition of Gulfstream that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  At December 31, 2014, management evaluated the performance of this group of loans over an eleven month period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at December 31, 2014 as listed in the table above.

note 2:

Loans acquired pursuant to the June 1, 2014 acquisition of FSB that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $10,081, or approximately 2% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis and no provision for loan loss was recorded related to these loans at December 31, 2014.   Included in the $439,397 of FSB non-PCI loans are $39,620 of loans that are covered by FDIC loss sharing agreements and $38,522 of loans that are guaranteed by the California University System.

note 3:	Included in the $276,766 PCI loans at December 31, 2014 are $234,901 of loans that are covered by FDIC loss sharing agreements.

The general loan loss allowance (non-impaired loans, which includes Gulfstream and FSB acquired loans) increased by a net amount of $386.  Excluding Gulfstream and FSB loans, the general loan loss allowance decreased by $1,296 resulting primarily from a decrease in the loss factors due to the continued improvement in the local economy and real estate market, and the continued decline in the Company’s two year charge-off history.  At December 31, 2014, the Company’s qualitative factors increased the current two year historical loss ratios that are used to estimate the general loan loss allowance.

As of the end of the current year, the Company has an eleven month history with the performing loans acquired from Gulfstream as discussed in note 1 above.  The Company estimated the probable incurred losses in this group of loans and this estimate exceeded the fair value discount at December 31, 2014.  As a result, an initial general loan loss allowance of $1,682 was recorded at December 31, 2014.  Management considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes and impaired loans in arriving at its estimate.  There were no charge-offs in this group of loans during 2014.

Performing loans acquired in our June acquisition of FSB were recorded at estimated fair value at the acquisition date.  The fair value adjustment at the acquisition date was approximately $10,081, or approximately 2% of the outstanding aggregate loan balances.  As described in note 2 above, this amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  The fair value adjustment exceeds the Company’s estimate of probable incurred losses in this group of loans at December 31, 2014, and therefore no provision for loan loss was recorded related to these loans at December 31, 2014.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.  The Company’s impaired loans have been written down by $1,333 to $25,250 ($24,135 when the $1,115 specific allowance is considered) from their legal unpaid principal balance outstanding of $26,583.  In the aggregate, total impaired loans have been written down to approximately 91% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 82% of their legal unpaid principal balance.  The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $25,595 at December 31, 2014) have been written down to approximately 85% of their legal unpaid principal balance, when the related specific allowance is also considered.

Approximately $16,395 of the Company’s impaired loans (65%) are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans, including those covered by FDIC loss sharing agreements, are accounted for pursuant to ASC Topic 310-30. PCI loan pools are evaluated for impairment each quarter. If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at December 31, 2014. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

Activity in Allowance for Loan Losses

	2014	2013	2012	2011	2010
Loans excluding PCI loans
Balance, beginning of year	$19,694	$24,033	$27,559	$26,267	$23,289
Loans charged-off:
Residential real estate	(1,382)	(3,701)	(3,968)	(9,306)	(4,306)
Commercial real estate	(353)	(1,144)	(2,862)	(11,179)	(8,131)
Construction & land development	(124)	(310)	(4,646)	(7,717)	(4,994)
Commercial & industrial	(699)	(120)	(231)	(1,971)	(774)
Consumer	(879)	(903)	(807)	(1,091)	(523)
Total loans charged-off	(3,437)	(6,178)	(12,514)	(31,264)	(18,728)
Loans charged-off - loan sales:
Residential real estate	—	—	—	(3,019)	—
Commercial real estate	—	—	—	(11,153)	(8,361)
Construction & land development	—	—	—	(456)	—
Commercial & industrial	—	—	—	(220)	—
Total loans charged-off - loan sales	—	—	—	(14,848)	(8,361)
Recoveries on loans previously charged-off:
Residential real estate	1,018	432	378	542	178
Commercial real estate	763	417	871	665	42
Construction & land development	106	193	604	251	167
Commercial & industrial	85	51	22	82	11
Consumer	184	181	157	258	45
Total loan recoveries	2,156	1,274	2,032	1,798	443
Net charge-offs	(1,281)	(4,904)	(10,482)	(44,314)	(26,646)
Provision for loan losses charged to expense	971	565	6,956	45,606	29,624
Allowance for loan losses for loans that are not PCI loans	$19,384	$19,694	$24,033	$27,559	$26,267
PCI loans
Balance, beginning of year	$760	$2,649	$385	$—	$—
Loans charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	(1,248)	—	—	—
Construction & land development	—	—	—	(293)	—
Commercial & industrial	(101)	—	—	—	—
Consumer	—	—	—	—	—
Total loans charged-off	(101)	(1,248)	—	(293)	—
Recoveries on loans previously charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction & land development	—	—	—	293	—
Commercial & industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total loan recoveries	—	—	—	293	—
Net charge-offs	(101)	(1,248)	—	—	—
Provision for loan losses charged to expense	(145)	(641)	2,264	385	—
Allowance for loan losses on PCI loans	$514	$760	$2,649	$385	$—
Total allowance at end of period	$19,898	$20,454	$26,682	$27,944	$26,267

	2014	2013	2012	2011	2010
Loans at year end (note 1)	$2,152,759	$1,242,758	$1,136,836	$1,118,323	$927,406
Average loans outstanding (note 1)	$1,869,859	$1,177,493	$1,124,251	$1,032,959	$937,931
Net charge-offs (note 1)	$1,281	$4,904	$10,482	$44,314	$26,646
Allowance for loan losses as percentage of year end loans (note 1)	0.90%	1.58%	2.11%	2.46%	2.82%
Net charge-offs as a percentage of average loans outstanding (note 1)	0.07%	0.42%	0.93%	4.28%	2.83%

Note 1:  Excludes PCI loans.

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

The largest component of non-performing loans is non-accrual loans, which as of December 31, 2014 totaled $25,595 (207 loans).  This amount is further delineated by loan category as follows:

	aggregate	% of
	loan	non-accrual	number
Non-accrual loans at 12/31/14	amounts	by category	of loans
Residential real estate	$11,901	47%	99
Commercial real estate	8,470	33%	39
Land, development, construction	2,374	9%	17
Commercial	2,475	10%	22
Consumer and other	375	1%	30
Total	$25,595	100%	207

The other component of non-performing loans are loans past due greater than 90 days and still accruing interest.  Loans which are past due greater than 90 days are placed on non-accrual status, unless they are both well secured and in the process of collection.

At December 31, 2014, total OREO was $28,300.  Of this amount, $19,404 is covered by FDIC loss share agreements. Pursuant to the terms of the loss share agreements, the FDIC is obligated to reimburse the Company for a percentage of losses with respect to the covered OREO beginning with the first dollar of loss incurred, subject to the terms of the individual agreements. The Company will reimburse the FDIC for its share of recoveries with respect to the covered OREO.  The loss share agreements applicable to single family residential mortgage loans provide for FDIC loss share and our reimbursement to the FDIC for recoveries for ten years.  The loss share agreements applicable to commercial loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for a total of eight years for recoveries.

OREO not covered by FDIC loss share agreements was $8,896 at December 31, 2014, and is included in our non-performing assets (“NPA”).    OREO is carried at the lower of cost or market less the estimated cost to sell.  Further declines in real estate values can affect the market value of these assets.  Any further decline in market value beyond its cost basis is recorded as a current expense in our Consolidated Statement of Operations and Comprehensive Income.  OREO is further delineated in the following table.

carrying amount
Description of repossessed real estate (OREO)	at Dec 31, 2014
9 single family homes	$1,853
4 residential building lots	1,005
8 commercial buildings	3,654
Land / various acreages	2,384
Total, excluding OREO covered by FDIC loss share agreements	$8,896

At December 31, 2014 we also had repossessed assets other than real estate with an aggregate estimated fair value of approximately $87.  Interest income not recognized on non-accrual loans was approximately $982, $827 and $1,080 for the years ended December 31, 2014, 2013 and 2012, respectively.  The table below summarizes non performing loans and assets for the periods provided.

Non Performing Loans and Non Performing Assets

	December 31,
	2014	2013	2012	2011	2010
Non-accrual loans (note 1)	$25,595	$27,077	$25,448	$38,858	$62,553
Past due loans 90 days or more and still accruing interest (note 1)	—	—	293	120	3,200
Total non-performing loans (note 1)	25,595	27,077	25,741	38,978	65,753
Repossessed real estate (“OREO”) (note 1)	8,896	6,409	6,875	8,712	12,239
Repossessed assets other than real estate (note 1)	87	150	770	1,619	532
Total non-performing assets (note 1)	$34,578	$33,636	$33,386	$49,309	$78,524
OREO covered by FDIC loss share agreements:
80% covered	7,264	19,111	26,783	9,469	11,104
75% covered	606	—	—	—	—
70% covered	1,755	—	—	—	—
30% covered	9,779	—	—	—	—
Total non-performing assets including FDIC covered OREO	$53,982	$52,747	$60,169	$58,778	$89,628
Non-performing loans as percentage of total loans excluding PCI loans	1.19%	2.18%	2.26%	3.48%	7.06%
Non-performing assets as percentage of total assets
Excluding FDIC covered OREO	0.92%	1.39%	1.41%	2.16%	3.81%
Including FDIC covered OREO	1.43%	2.18%	2.55%	2.57%	4.34%
Non-performing assets as percentage of loans and OREO plus other repossessed assets (note 1)
Excluding FDIC covered OREO	1.60%	2.69%	2.92%	4.37%	8.35%
Including FDIC covered OREO	2.47%	4.16%	5.14%	5.16%	9.42%
Loans past due 30 thru 89 days and accruing interest as a percentage of total loans (note 1)	0.61%	0.85%	0.65%	1.45%	1.96%
Allowance for loan losses as a percentage of non-performing loans (note 1)	76%	73%	93%	71%	40%

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

Interest income recognized on impaired loans was approximately $579, $1,223 and $1,671 for the years ended December 31, 2014, 2013 and 2012, respectively.  The average recorded investment in impaired loans during 2014, 2013 and 2012 were $26,301, $38,674 and $48,515, respectively.

We may restructure or modify the terms of certain loans under certain conditions.  In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale.  When we have modified the terms of a loan, we usually reduce the monthly payment and/or interest rate for generally twelve to 24 months.  At December 31, 2014, we had approximately $15,066 of troubled debt restructures (“TDRs”).  Of this amount $11,418 were performing pursuant to their modified terms, and $3,648 were not performing and have been placed on non-accrual status and included in our non performing loans (“NPLs”).  TDRs are included in our impaired loans, whether they are performing or not performing.  Only non performing TDRs are included in our NPLs.  The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure (“TDRs”)

	December 31,
	2014	2013	2012	2011	2010
Performing TDRs	$11,418	$10,763	$8,841	$6,554	$10,591
Non performing TDRs	3,648	4,684	5,819	5,807	11,731
Total TDRs	$15,066	$15,447	$14,660	$12,361	$22,322
Impaired loans that are not TDRs	10,184	$8,663	$33,519	$41,307	$64,655
Impaired loans that are TDRs	15,066	15,447	14,660	12,361	22,322
Recorded investment in impaired loans	$25,250	$24,110	$48,179	$53,668	$86,977
Allowance for loan losses related to impaired loans	$1,115	$1,811	$1,022	$3,304	$4,584

TDRs as of December 31, 2014 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,201	$1,523	$8,724
Commercial	2,762	1,794	4,556
Construction, development, land	547	241	788
Total real estate loans	10,510	3,558	14,068
Commercial	706	37	743
Consumer and other	202	53	255
Total TDRs	$11,418	$3,648	$15,066

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan.  We typically do not forgive principal.  We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses.  Approximately 76% of our TDRs at December 31, 2014 were current pursuant to their modified terms, and about $3,648, or approximately 24% of our total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

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

	December 31,
	2014	2013	2012	2011	2010
past due loans 30-89 days	$13,108	$10,516	$7,422	$16,257	$18,249
as percentage of total loans	0.61%	0.85%	0.65%	1.45%	1.96%

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

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented, excluding PCI loans.

	December 31,
	2014		2013		2012		2011		2010
Real estate loans:
Residential	$6,743	27%	$8,785	37%	$6,831	28%	$6,700	24%	$7,704	27%
Commercial	8,269	53%	6,441	42%	8,272	35%	8,825	32%	8,587	44%
Land, development, construction	752	4%	3,069	5%	6,211	26%	9,098	33%	6,893	12%
Total real estate loans	15,764	84%	18,295	84%	21,314	89%	24,623	89%	23,184	83%
Commercial loans	$2,330	14%	510	12%	1,745	7%	1,984	7%	2,182	11%
Consumer and other loans	$1,290	2%	889	4%	974	4%	952	4%	896	6%
Unallocated	—		—		—		—		5
Total	$19,384	100%	$19,694	100%	$24,033	100%	$27,559	100%	$26,267	100%

Bank Premises and Equipment

Bank premises and equipment was $98,848 at December 31, 2014 compared to $96,619 at December 31, 2013, an increase of $2,229 or 2.3%.  We acquired Gulfstream in January 2014 which included bank premises and equipment of $5,781 on the acquisition date.  In April of 2014 we closed 8 branches of which we owned 7.  We transferred 5 of the 7 to bank property held-for-sale.  We acquired FSB in June of 2014 which included bank premises and equipment of $9,995 on the acquisition date.  We closed 10 of the 17 branches acquired.  Of the 10 branches, 3 were leased and 7 were owned.  We transferred the 7 to bank property held-for-sale (5 of the 7 properties were immediately sold subsequent to the data processing conversion to an unaffiliated bank.  We also constructed two additional branch buildings to replace existing branches.  A summary of the activity for 2014 is presented in the table below.

$96,619	balance at 12/31/13
5,781	acquisition of Gulfstream
9,995	acquisition of FSB
(14,091)	transfers to held-for-sale
6,610	net additions, includes construction of 2 branch offices
(6,066)	depreciation
$98,848	balance at 12/31/14

At December 31, 2014, we operated from 58 full service banking offices in 20 counties in central, southeast and northeast Florida.  We own 41 and lease 17 of these offices.  We also have four loan production offices of which we own 1 and lease 3.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama and in Atlanta, Georgia.

At December 31, 2014 we have 5 pieces of bank property (closed branches) included in our bank property held for sale with an aggregate carrying balance of $2,675.

Deposits

Total deposits increased $1,035,809, or 50%, to $3,092,040 as of December 31, 2014, compared to $2,056,231 at December 31, 2013.  We assumed deposits of $478,999 pursuant to the acquisition of Gulfstream on January 17, 2014 and $852,633 pursuant to the acquisition of FSB on June 1, 2014.  We also sold deposits of approximately $185,646 to Fidelity Southern Bank on September 19, 2014.  Our strategy has been to attract and grow relationships in our core deposit accounts, which we define as non-time deposits, and not aggressively seek deposits based on pricing.  The results of this focus is that in light of our total deposits increasing by 50% during the current year, our time deposits represent only 16% of our total deposits at December 31, 2014 compared to 19% at December 31, 2013.  In addition, our total checking accounts represent approximately 54% of our total deposits at December 31, 2014.  Our cost of deposits, including non-interest bearing checking accounts, was approximately 0.19% during the fourth quarter of 2014.  The tables below summarize selected deposit information for the periods indicated.

	December 31,
	2014		2013		2012
Non time deposits	$2,604,228	84%	$1,671,356	81%	$1,521,928	76%
Time deposits	487,812	16%	384,875	19%	475,304	24%
Total deposits	$3,092,040	100%	$2,056,231	100%	$1,997,232	100%

Average deposit balance by type and average interest rates

	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non interest bearing demand deposits	$949,160	—%	$584,523	—%	$506,927	—%
NOW accounts	560,813	0.08%	457,856	0.08%	410,384	0.11%
Money market accounts	645,420	0.25%	312,151	0.15%	331,449	0.22%
Savings accounts	233,977	0.05%	238,496	0.06%	239,147	0.11%
Time deposits	502,089	0.79%	417,354	1.01%	574,775	1.06%
Total	$2,891,459	0.21%	$2,010,380	0.26%	$2,062,682	0.37%

Maturity of time deposits of $100,000 or more

	December 31,
	2014	2013	2012
Three months or less	$56,062	$29,092	$56,587
Three through six months	51,270	34,617	38,295
Six through twelve months	63,011	54,265	44,722
Over twelve months	98,448	85,266	106,102
Total	$268,791	$203,240	$245,706

Repurchase Agreements

We enter into borrowing arrangements with retail business customers by agreements to repurchase (“repurchase agreements”) under which we pledge investment securities owned and under our control as collateral against the one-day borrowing arrangement.  These arrangements are not transactions with investment bankers or brokerage firms, but rather, with several of our larger commercial customers who periodically have excess cash balances and do not want to keep those balances in non-interest bearing checking accounts.  We offer an arrangement through a repurchase agreement whereby balances are transferred from a checking account into a repurchase agreement arrangement on which we will pay a negotiated daily adjustable interest rate generally tied to the federal funds rate.

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2014, 2013 and 2012, was approximately $30,289, $21,693and $21,388, respectively.  Interest expense for the same periods was approximately $181, $78 and $86, respectively, resulting in an average rate paid of 0.60%, 0.36% and 0.40% for the years ended December 31, 2014, 2013, and 2012, respectively.  The following table summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

	Maximum Outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2014	$34,681	$30,289	0.60%	$27,022	0.72%
2013	$24,483	$21,693	0.36%	$20,457	0.40%
2012	$24,989	$21,388	0.40%	$18,792	0.40%
(1)	Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank advances or Federal Funds Purchased.  Included in Federal Funds Purchased are overnight deposits from correspondent banks.  We began accepting correspondent bank deposits (classified as Federal Funds Purchased) in September 2008 pursuant to the initiation of our new correspondent banking division.  At December 31, 2014 we had $151,992 overnight Federal Funds Purchased correspondent bank deposits.  During the year, these deposits had a daily average balance of approximately $49,899.  These accounts are included with other Federal Funds Purchased and Federal Home Loan Bank advances in the table below, which summarizes our other borrowings for the periods presented.  For additional information refer to Notes 12 and 13 in our Notes to Consolidated Financial Statements.

Schedule of short-term borrowing (1)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2014	$151,992	$49,899	0.10%	$151,992	0.29%
2013	$53,274	$37,941	0.06%	$29,909	0.05%
2012	$82,473	$53,803	0.05%	$38,932	0.05%
(1)	Consist of Federal Home Loan Bank advances and Federal Funds Purchased

Corporate debenture

We formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities.  On September 22, 2003, we issued a floating rate corporate debenture in the amount of $10,000.  The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture of the Company.  The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points).  The rate is subject to change quarterly.  The rate in effect during the quarter ended December 31, 2014 was 3.30%.  The corporate debenture and the trust preferred security each have 30-year lives.  The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option, subject to prior approval by the Federal Reserve Board, if then required.  The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities.  On September 9, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500.  The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture.  The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 basis points).  The rate is subject to change quarterly.  The rate in effect during the quarter that included December 31, 2014 was 2.94%.  The corporate debenture and the trust preferred security each have 30-year lives.  The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required.  On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI by merger, including VBI’s corporate debenture and related trust preferred security discussed above.  The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In September 2003, Federal Trust Corporation (“FTC”) formed Federal Trust Statutory I (“FTC Trust”) for the purpose of issuing trust preferred securities.  On September 17, 2003, FTC issued a floating rate corporate debenture in the amount of $5,000.  The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture.  The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 295 basis points).  The rate is subject to change quarterly.  The rate in effect during the quarter that included December 31, 2014 was 3.19%.  The corporate debenture and the trust preferred security each have 30-year lives.  The trust preferred security and the corporate debenture are callable by the Company or the FTC Trust, at their respective option, subject to prior approval by the Federal Reserve, if then required.  On November 1, 2011, the Company acquired certain assets and assumed certain liabilities of FTC by merger, including FTC’s corporate debenture and related trust preferred security discussed above.  The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In January 2005, Gulfstream Bancshares, Inc. (“GBI”) formed Gulfstream Bancshares Capital Trust I (“GBI Trust I”) for the purpose of issuing trust preferred securities.  On January 18, 2005, GBI issued a floating rate corporate debenture in the amount of $7,000.  The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture.  The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 190 basis points).  The rate is subject to change quarterly.  The rate in effect during the quarter that included December 31, 2014 was 2.13%.  The corporate debenture and the trust preferred security each have 30-year lives.  The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust I, at their respective option, subject to prior approval by the Federal Reserve, if then required.  On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above.  The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In March 2007, Gulfstream Bancshares, Inc. (“GBI”) formed Gulfstream Bancshares Capital Trust II (“GBI Trust I”) for the purpose of issuing trust preferred securities.  On March 6, 2007, GBI issued a floating rate corporate debenture in the amount of $3,000.  The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture.  The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 170 basis points).  The rate is subject to change quarterly.  The rate in effect during the quarter that included December 31, 2014 was 1.94%.  The corporate debenture and the trust preferred security each have 30-year lives.  The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust II, at their respective option, subject to prior approval by the Federal Reserve, if then required. On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above.  The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals.  At December 31, 2014, approximately 49% of total gross loans were adjustable rate.  Approximately 85% of our investment securities ($641,014 fair value) are invested in U.S. Government Agency mortgage backed securities.  Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month.  The duration (average life of expected cash flows) of our securities at December 31, 2014 was approximately 3.8 years.  Deposit liabilities, at that date, consisted of approximately $607,359 (19%) in NOW accounts, $947,995 (31%) in money market accounts and savings, $487,812 (16%) in time deposits and $1,048,874 (34%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments.  In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods.

RATE SENSITIVITY ANALYSIS

December 31, 2014

	0-1Yr	1-2Yrs	2-3Yrs	3-4Yrs	4-5Yrs	5Yrs+	Total
Interest earning assets
Fixed rate loans (1)	$145,745	$135,148	$153,787	$180,709	$183,947	$428,220	$1,227,556
Variable rate loans (1)	671,468	82,577	121,917	132,705	119,223	73,151	1,201,040
Investment securities (2)	5,202	934	1,495	1,507	10,807	728,275	748,220
Federal funds sold and other (3)	106,346	—	—	—	—	—	106,346
Other earning assets (4)	17,639	—	—	—	—	—	17,639
Total interest earning assets	$946,400	$218,659	$277,199	$314,921	$313,977	$1,229,645	$3,300,801
Interest bearing liabilities
NOW accounts	$607,359	$—	$—	$—	$—	$—	$607,359
Money market accounts	231,039	—	—	—	—	—	231,039
Savings accounts	716,956	—	—	—	—	—	716,956
Time deposits (5)	320,629	91,988	35,948	17,902	21,345	—	487,812
Repurchase agreements (6)	27,022	—	—	—	—	—	27,022
Federal funds purchased	151,992	—	—	—	—	—	151,992
Corporate debentures	27,500	—	—	—	—	—	27,500
Total interest bearing liabilities	$2,082,497	$91,988	$35,948	$17,902	$21,345	$0	$2,249,680
Interest sensitivity gap	(1,136,097)	126,671	241,251	297,019	292,632	1,229,645
Cumulative gap	(1,136,097)	(1,009,426)	(768,175)	(471,156)	(178,524)	1,051,121
Cumulative gap RSA/RSL (7)	0.45	0.54	0.65	0.79	0.92	1.47
(1)

Loans are shown at gross values and do not include $929 of net deferred origination fees and costs.  Estimated fair value of fixed loans and variable rate loans combined at December 31, 2014 is approximately $2,418,372.

(2)

Securities are shown at amortized cost.  Includes $635,123 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate.  Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis.  Estimated fair value of securities at December 31, 2014 is approximately $755,888.

(3)	Includes Federal Funds sold and interest bearing deposits at the Federal Reserve Bank.
(4)	Includes Federal Home Loan Bank stock and Federal Reserve Bank Stock.
(5)	Time deposits are shown at carrying value. Estimated fair value at December 31, 2014 is approximately $491,999.
(6)	Includes securities sold under agreements to repurchase. These are short-term borrowings, generally overnight, from our retail business customers.
(7)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time.  It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections.  However, in addition to static gap analysis, our Bank also uses simulation models to estimate the sensitivity of its net interest income to changes in interest rates.  Simulation is a better technique than gap analysis because variables are changed for the various rate conditions.  Each category’s interest change is calculated as rates ramp up and down.  In addition, the repayment speeds and repricing speeds are changed.  Rate Shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span in 100bps increments up and down from the current interest rates.  In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level.  The interest is recalculated for each level along with the new average yield.  Net interest margin is then calculated and a margin risk profile is developed.  The result of these calculations, as of December 31, 2014 looking four quarters into the future, for our combined Bank, is summarized in the table below.

change in interest rates	-300 bps	-200 bps	-100 bps	0 bps	+100 bps	+200 bps	+300 bps
resulting effect on net interest income (a)	-8.25%	-6.21%	-2.76%	current	+0.60%	-0.20%	-1.35%
(a)

The percentage change in each of these boxes represents a percentage change from the net interest income (dollars) that the model projected for the next four quarters.  To put this in perspective, as an example, our net interest income for 2014 was $130,871.  Assuming a 100bps decrease in rates, our model is suggesting that our net interest income would decrease by 2.76%, or approximately $3,612.  Likewise, assuming a 100bps increase in rates, our model is suggesting that our net interest income would increase by 0.60%, or approximately $785.  It is important to reiterate again, that these models are built on a multitude of assumptions and predictions.  This is not an exact science.  The benefit that we see is measuring our overall interest rate risk profile.  Although we are by no means suggesting the exactness of the numbers above, what we see as a take away is that in general, it appears that if market interest rates increase, it would suggest a benefit to our net interest income.  If market interest rates decrease, it would suggest a negative effect on our net interest income.  We believe that our interest rate risk is manageable as of December 31, 2014.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis.  That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates.  Another way of analyzing our interest rate risk profile is looking at history.  The tables below measures the correlation between our NIM and market interest rates over a 15 year period starting at the beginning of 2000 and ending on December 31, 2014.  We used the one and ten year U.S. Treasury rates as surrogates for market interest rates.  This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time, as well as other significant environmental changes that may occur, such as the recent banking crisis.  However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive.  That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased.  In the following tables, the U.S. Treasury rates are measured by the vertical bars, and their scale is on the left hand side of the graph.  Each bar represents a quarterly average.  Our NIM is represented by the line graph and its scale is on the right hand side of the graph.  The line graph is connecting a series of dots, which represents our NIM for a given quarter.

Net Interest Margin vs. U.S. Treasury Rates(1)

(1)	US Treasury rates obtained from Statistical Releases and Historical Data as provided by the Federal Reserve Bank.

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

	December 31, 2014
	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five Years
Contractual commitments:
Deposit maturities	$3,092,040	$2,924,858	$127,936	$39,246	—
Securities sold under agreements to repurchase	27,022	27,022	—	—	—
Corporate debenture	23,917	—	—	—	23,917
Federal funds purchased	151,992	151,992	—	—	—
Deferred compensation	25,919	10,219	829	780	14,091
Operating lease obligations	13,380	2,318	3,581	2,552	4,929
Total	$3,334,270	$3,116,409	$132,346	$42,578	$42,937

Primary Sources and Uses of Funds

Our primary sources and uses of funds during the year ended December 31, 2014 are summarized in the table below.

Sale of investments	$327,548
Net cash from acquisitions	130,494
Net increase in federal funds purchased	122,083
Mortgage backed securities pay-downs	83,510
Proceeds from the sale of OREO	36,995
Decrease in loans, net	24,191
Net decrease in cash and cash equivalents	16,476
Proceeds from sale of bank property held for sale	10,783
Cash received from FDIC loss share agreements	10,014
Calls and maturities of securities	2,050
Net cash from operations	1,377
Net increase in payable to shareholders for acquisitions	1,256
Proceeds from stock options exercised	984
Proceeds from sale of equipment and property	19
Total sources of funds	$767,780

Purchases of investments	$437,554
Net decrease in deposits	294,811
Purchased on bank owned life insurance	25,000
Net decrease in other borrowings	5,708
Purchase equipment	1,987
Cash dividends paid on common stock	1,709
Net decrease repurchase agreements	1,011
Total uses of funds	$767,780

Capital Resources

Total stockholders’ equity at December 31, 2014 was $452,477, or 12.0% of total assets compared to $273,379, or 11.3% of total assets at December 31, 2013.  The $179,098 increase was the result of the following items:  net income of $12,964, plus $8,537 net change in unrealized gains in securities available for sale, plus $1,903 stock based compensation, plus $53,150 for shares issued pursuant to our January 2014 acquisition of Gulfstream, plus $3,617 for the fair value of the Gulfstream stock options acquired, plus $100,636 for the shares issued pursuant to our June 2014 acquisition of FSB less $1,709 cash dividends paid on our common stock.

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

Selected consolidated capital ratios at December 31, 2014, and 2013 were as follows:

	Actual		For capital adequacy purposes		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2014:
Total capital: (to risk weighted assets):	$384,162	15.1%	$202,946	8.0%	$181,216
Tier 1 capital: (to risk weighted assets):	$364,264	14.4%	$101,473	4.0%	$262,791
Tier 1 capital: (to average assets):	$364,264	10.1%	$144,051	4.0%	$220,213
As of December 31, 2013:
Total capital: (to risk weighted assets):	$262,701	17.9%	$117,450	8.0%	$145,251
Tier 1 capital: (to risk weighted assets):	$244,323	16.6%	$58,725	4.0%	$185,598
Tier 1 capital: (to average assets):	$244,323	10.4%	$94,182	4.0%	$150,141

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

The financial statements of our Company as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are set forth in this Form 10-K beginning at page 68.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.
(a)

Evaluation of disclosure controls and procedures.  As of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures and there have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

(b)

Management’s report on internal control over financial reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations in 2013, also referred to as the Treadway Commission.  Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents.  The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter.  The information contained under the sections captioned “Directors” and “Senior Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Nominating Committee,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2015, to be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

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

3.2	-	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated April 25, 2006)

3.3	-	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009)

3.4	-	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K dated March 4, 2010)

3.5	-	Bylaws (Incorporated by reference to Exhibit 3.2 to the Initial Registration Statement)

3.6	-	Amendment to Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K dated March 7, 2008.)

3.7	-	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 24, 2008.)

3.8	-

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

10.11	-	CenterState Banks, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement dated March 12, 2013)*

10.12	-	Employment Agreement between the Company and Daniel E. Bockhorst, its Chief Risk Officer (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 22, 2014.)*

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks, Inc.

23.1	-	Consent of Crowe Horwath LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks, Inc.

Davenport, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A. of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida

March 5, 2015

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(in thousands of dollars, except per share data)

ASSETS	2014	2013
Cash and due from banks	$52,067	$21,581
Federal funds sold and Federal Reserve Bank deposits	106,346	153,308
Cash and cash equivalents	158,413	174,889
Trading securities, at fair value	3,420	—
Investment securities available for sale, at fair value	517,457	457,086
Investment securities held to maturity (fair value of $238,431 and $0 at December 31, 2014 and December 31, 2013, respectively)	237,362	—
Loans held for sale, at lower of cost or fair value	1,251	1,010
Loans, excluding purchased credit impaired	2,152,759	1,242,758
Purchased credit impaired loans	276,766	231,421
Allowance for loan losses	(19,898)	(20,454)
Net Loans	2,409,627	1,453,725
Bank premises and equipment, net	98,848	96,619
Accrued interest receivable	8,999	6,337
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	14,219	8,189
Goodwill	76,739	44,924
Core deposit intangible	14,417	4,958
Trust intangible	984	1,158
Bank owned life insurance	83,544	49,285
Other repossessed real estate owned covered by FDIC loss share agreements	19,404	19,111
Other repossessed real estate owned	8,896	6,409
FDIC indemnification asset	49,054	73,877
Deferred income tax asset, net	49,587	5,296
Bank property held for sale	2,675	1,582
Prepaid expense and other assets	21,973	11,556
TOTAL ASSETS	$3,776,869	$2,416,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing	$2,043,166	$1,411,316
Non-interest bearing	1,048,874	644,915
Total deposits	3,092,040	2,056,231
Securities sold under agreement to repurchase	27,022	20,457
Federal funds purchased	151,992	29,909
Corporate debentures	23,917	16,996
Accrued interest payable	336	333
Payables and accrued expenses	29,085	18,706
Total liabilities	3,324,392	2,142,632
Stockholders’ equity:
Common stock, $.01 par value: 100,000,000 shares authorized; 45,323,553 and 30,112,475 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	453	301
Additional paid-in capital	388,698	229,544
Retained earnings	59,273	48,018
Accumulated other comprehensive income ( loss)	4,053	(4,484)
Total stockholders’ equity	452,477	273,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,776,869	$2,416,011

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2014, 2013 and 2012

(in thousands of dollars, except per share data)

	2014	2013	2012
Interest income:
Loans	$121,262	$88,274	$81,592
Investment securities available for sale:
Taxable	13,991	9,889	11,297
Tax-exempt	1,435	1,430	1,423
Federal funds sold and other	1,539	785	638
	138,227	100,378	94,950
Interest expense:
Deposits	6,182	5,184	7,529
Securities sold under agreement to repurchase	181	78	86
Federal funds purchased	51	21	30
Federal Home Loan Bank advances and other borrowings			199
Corporate debentures	942	602	637
	7,356	5,885	8,481
Net interest income	130,871	94,493	86,469
Provision for loan losses	826	(76)	9,220
Net interest income after loan loss provision	130,045	94,569	77,249
Non interest income:
Correspondent banking capital markets revenue	16,400	17,023	32,806
Other correspondent banking related revenue	3,753	3,387	2,901
Service charges on deposit accounts	9,542	8,457	6,598
Debit, prepaid, ATM and merchant card related fees	6,250	5,420	4,623
Wealth management related revenue	4,239	4,551	3,760
FDIC indemnification income	2,982	5,542	6,017
FDIC indemnification asset amortization	(20,743)	(13,807)	(3,096)
Bank owned life insurance income	1,767	1,328	1,436
Other service charges and fees	1,990	985	1,340
Bargain purchase gain	—	—	453
Net gain on sale of securities available for sale	46	1,060	2,423
Total other income	26,226	33,946	59,261

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2014, 2013 and 2012

(in thousands of dollars, except per share data)

	2014	2013	2012
Non interest expense:
Salaries, wages and employee benefits	70,375	60,369	69,938
Occupancy expense	10,163	7,702	8,697
Depreciation of premises and equipment	6,066	5,876	5,678
Supplies, stationary and printing	1,319	1,121	1,124
Marketing expenses	2,731	2,517	2,564
Data processing expense	5,484	3,784	3,988
Legal, audit and other professional fees	4,066	3,754	2,527
Core deposit intangible (“CDI”) amortization	2,110	986	1,155
Postage and delivery	1,413	1,084	1,148
ATM and debit card related expenses	1,892	1,788	1,207
Bank regulatory expenses	3,209	2,369	2,429
(Gain)/loss on sale of repossessed real estate (“OREO”)	(788)	3,122	1,185
Valuation write down of repossessed real estate (“OREO”)	3,250	6,012	4,258
Loss on repossessed assets other than real estate	45	401	123
Foreclosure related expenses	2,775	3,191	5,640
Merger and acquisition related expenses	11,542	722	2,714
Branch closure and efficiency initiatives	2,764	—	—
Other expenses	7,765	5,964	7,605
Total other expenses	136,181	110,762	121,980
Income before provision for income taxes	20,090	17,753	14,530
Provision for income taxes	7,126	5,510	4,625
Net income	$12,964	$12,243	$9,905
Other comprehensive income, net of tax:
Unrealized securities holding gain (loss), net of income taxes	$8,565	$(11,132)	$3,097
Less: reclassified adjustments for gain included in net income, net of income taxes, of $18, $409 and $912, respectively (1)	(28)	651	1,511
Net unrealized gain (loss) on available for sale securities, net of income taxes	8,537	(11,783)	1,586
Total comprehensive income (loss)	$21,501	$460	$11,491
Earnings per share:
Basic	$0.32	$0.41	$0.33
Diluted	$0.31	$0.41	$0.33
Common shares used in the calculation of earnings per share:
Basic (2)	40,852,002	30,102,777	30,073,959
Diluted (2)	41,235,552	30,220,127	30,141,863
(1)

Amounts are included in net gain on sale of securities available for sale in total non interest income. Provision for income taxes associated with the reclassification adjustment for the years ended December 31, 2014, 2013 and 2012 was $18, $409, and $912, respectively.

(2)    Excludes participating securities.

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2014 2013, and 2012

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders’
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2012	30,055,499	$301	$228,342	$28,277	$5,713	$262,633
Comprehensive income:
Net income				9,905		9,905
Unrealized holding gain on available for sale securities, net of deferred income tax of $957					1,586	1,586
Total comprehensive income						11,491
Dividends paid - common ($0.04 per share)				(1,203)		(1,203)
Stock grants issued	24,268		247			247
Stock based compensation expense			363			363
Balances at December 31, 2012	30,079,767	$301	$228,952	$36,979	$7,299	$273,531
Comprehensive income:
Net income				12,243		12,243
Unrealized holding loss on available for sale securities, net of deferred income tax of $7,220					(11,783)	(11,783)
Total comprehensive income						460
Dividends paid - common ($0.04 per share)				(1,204)		(1,204)
Stock grants issued	30,994		300			300
Stock based compensation expense			292			292
Stock options exercised, including tax benefit	1,714					—
Balances at December 31, 2013	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379
Comprehensive income:
Net income				12,964		12,964
Unrealized holding gain on available for sale securities, net of deferred income tax of $5,361					8,537	8,537
Total comprehensive income						21,501
Dividends paid - common ($0.04 per share)				(1,709)		(1,709)
Stock grants issued	305,730	3	678			681
Stock based compensation expense			238			238
Stock options exercised, including tax benefit	233,762	2	982			984
Stock issued pursuant to Gulfstream acquisition	5,195,541	52	53,098			53,150
Stock options acquired and converted pursuant to Gulfstream acquisition			3,617			3,617
Stock issued pursuant to First Southern acquisition	9,476,045	$95	100,541			100,636
Balances at December 31, 2014	45,323,553	$453	$388,698	$59,273	$4,053	$452,477

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(in thousands of dollars)

	2014	2013	2012
Cash flows from operating activities:
Net income	$12,964	$12,243	$9,905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	826	(76)	9,220
Depreciation of premises and equipment	6,066	5,876	5,678
Accretion of purchase accounting adjustments	(36,198)	(32,571)	(25,211)
Net amortization of investment securities	6,397	6,473	8,562
Net deferred loan origination fees	(525)	(862)	(181)
Net gain on sale of securities available for sale	(46)	(1,060)	(2,423)
Trading securities revenue	(169)	(255)	(690)
Purchases of trading securities	(171,089)	(198,186)	(367,105)
Proceeds from sale of trading securities	167,838	203,489	362,747
Repossessed real estate owned valuation write down	3,250	6,012	4,258
(Gain) loss on sale of repossessed real estate owned	(788)	3,122	1,185
Repossessed assets other than real estate valuation write down	32	70	133
Loss on sale of repossessed assets other than real estate	13	331	(10)
Gain on sale of loans held for sale	(511)	(333)	(270)
Loans originated and held for sale	(26,056)	(20,824)	(18,931)
Proceeds from sale of loans held for sale	26,573	22,856	20,233
(Gain) loss on disposal of and or sale of fixed assets	(19)	(12)	(233)
Gain on disposal of bank property held for sale	(174)	—	—
Impairment on bank property held for sale	2,256	—	614
Deferred income taxes	1,733	32	4,386
Stock based compensation expense	1,577	609	631
Bank owned life insurance income	(1,767)	(1,328)	(1,436)
Bargain purchase gain	—	—	(453)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	8,467	5,966	(1,721)
Net change in accrued interest payable, accrued expense, and other liabilities	727	2,687	(851)
Net cash provided by operating activities	1,377	14,259	8,037

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(in thousands of dollars)

	2014	2013	2012
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	—	(31,132)	(26,157)
Purchases of mortgage backed securities	(195,943)	(205,005)	(178,332)
Proceeds from maturities of investment securities	—	165	312
Proceeds from called investment securities	2,050	9,400	76,245
Proceeds from pay-downs of mortgage backed securities	82,929	101,333	126,381
Proceeds from sales of investment securities	62,111	31,804	22,758
Proceeds from sales of mortgage backed securities	261,426	37,691	146,051
Held to maturity securities:
Purchases of investment securities	(75,654)	—	—
Purchases of mortgage backed securities	(162,377)	—	—
Proceeds from pay-downs of mortgage backed securities	581	—	—
Purchases of FRB and FHLB stock	(3,580)	—	(1,986)
Proceeds from sales of FHLB and FRB stock	4,011	1,560	4,835
Net decrease (increase) in loans	24,191	(39,813)	51,482
Cash received from FDIC loss sharing agreements	10,014	42,004	21,787
Purchase of bank owned life insurance	(25,000)	—	(10,000)
Purchases of premises and equipment, net	(1,987)	(4,665)	(9,425)
Proceeds from sale of repossessed real estate	36,995	28,585	22,900
Proceeds from sale of fixed assets	19	136	1,154
Proceeds from sale of bank property held for sale	10,783	931	505
Net cash from bank acquisitions	130,494	—	81,061
Net cash provided by/(used in) investing activities	161,063	(27,006)	329,571
Cash flows from financing activities:
Net (decrease) increase in deposits	(125,063)	59,450	(339,200)
Sale of deposits	(169,748)	—	—
Net (decrease) increase in securities sold under agreement to repurchase	(1,011)	1,665	4,140
Net increase (decrease) in federal funds purchased	122,083	(9,023)	(15,692)
Net decrease in other borrowings	(5,708)	—	—
Net increase in payable to shareholders for acquisitions	1,256	—	—
Stock options exercised, including tax benefit	984	—	—
Dividends paid	(1,709)	(1,204)	(1,203)
Net cash provided by/(used in) financing activities	(178,916)	50,888	(351,955)
Net increase (decrease) in cash and cash equivalents	(16,476)	38,141	(14,347)
Cash and cash equivalents, beginning of period	174,889	136,748	151,095
Cash and cash equivalents, end of period	$158,413	$174,889	$136,748
Transfer of loans to other real estate owned	$16,359	$29,581	$26,155
Transfers of bank property to held for sale	$4,647	$—	$2,987
Cash paid during the period for:
Interest	$8,543	$6,607	$10,319
Income taxes	$8,447	$3,473	$10
See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

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

At December 31, 2014, the Company, through its subsidiary banks, operates through 58 full service banking locations in 20 counties throughout Central, Northeast and Southeast Florida, providing traditional deposit and lending products and services to its commercial and retail customers.  The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans.  Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

The Company, through its CenterState Bank of Florida, N.A. subsidiary, also operates a correspondent banking and capital markets division.  The division is integrated with and part of the subsidiary bank located in Winter Haven, Florida, although the majority of the bond salesmen, traders and support personnel are physically located in leased facilities in Birmingham, Alabama and Atlanta, Georgia.  The primary revenue generating activity of this division is commissions earned on fixed income security sales.  Other revenue generating activities include correspondent bank deposits (i.e. federal funds purchased), fees earned on correspondent bank checking accounts, fees earned from safe-keeping activities, bond accounting services for correspondents, and asset/liability consulting related activities.

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

December 31, 2014, 2013 and 2012

(e)	Trading securities

The Company engages in trading activities for its own account.  Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings.  Interest is included in net interest income.

(f)	Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities not classified as held to maturity or trading are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

Most of the Company’s business activity is with customers located within Florida.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and the real estate market within Florida, primarily central, southeastern and northeastern Florida.

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

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Commercial, commercial real estate, land, acquisition and development, and construction loans over $500 are individually evaluated for impairment.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years.  The portfolio segments identified by the Company are residential loans, commercial real estate loans, construction and land development loans, commercial and industrial and consumer and other. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; volume and severity of adversely classified or graded loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices;

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

At December 31, 2014, the Company evaluated the Gulfstream Business Bank (“GSB”) loans that were not PCI loans as a separate portfolio segment. The Company evaluated this sixth loan portfolio segment during the fourth quarter of 2014 and an initial general loan loss allowance was recorded at December 31, 2014.  The Company considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, historical loss rates, environmental factors and impaired loans in arriving at its estimate.   The general loan loss allowance recorded for these performing loans acquired from GSB is allocated between the five portfolio segments as described below.

The Company segregates and evaluates its loan portfolio through the five portfolio segments: residential real estate, commercial real estate, land/ land development/construction, commercial and consumer/other.

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

December 31, 2014, 2013 and 2012

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

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisitions of the three failed banks acquired in 2010, two in 2012 and assumed two additional

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

pursuant to the Company’s 2014 acquisition of First Southern Bank. At acquisition, the FDIC Indemnification Asset represented the discounted value of the FDIC’s reimbursed portion of the estimated losses the Company expects to realize on the loans and other real estate (“Covered Assets”) acquired as a result of the acquisitions. The range of discount rates used on the FDIC Indemnification Asset was 1.21% to 4.53%.  As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Indemnification Asset.  On a quarterly basis, the Company will evaluate the FDIC Indemnification Asset to determine if the estimated losses on Covered Assets support the amount recorded as the FDIC Indemnification Asset.  Income accretion is recognized during the loss share period. If the expectation of future losses decline, the income accretion is reduced prospectively over the lesser of the term of the loss share agreement and the estimated remaining life of the Covered Asset.

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

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  During 2014 the Company initiated a Long-Term Incentive Plan which included Performance Share Units (“PSUs”).  The Monte-Carlo Simulation model was used to estimate fair value of the PSUs at the grant date.  Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and unvested restricted stock awards where shares are

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

not issued until vested.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

The Company’s correspondent banking and capital markets division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking in Florida.  Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in note 25.

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

Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior years’ net income or shareholders’ equity.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

(ai)	Effect of new pronouncements

In January 2014, the FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.  These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014.  Amendments in this standard can be applied using a modified retrospective or prospective transition method.  Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In June 2014, the FASB amended existing guidance related to repurchase-to-maturity transactions, repurchase financings, and disclosures. These amendments align the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. These amendments require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. These amendments also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  These amendments are effective for the first interim or annual period beginning after December 15, 2014.  In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Early adoption is prohibited for a public company. Entities may elect to apply the requirements for interim periods beginning after December 15, 2014. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

In June 2014, the FASB amended existing guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. These amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  These amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted.  Entities may apply the amendments in this amendment either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.   The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

In August 2014, the FASB amended existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure; 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  These amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted if the amendments under ASU 2014-04 Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure has been adopted. The amendments may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  A reporting entity must apply the same method of transition as elected under ASU 2014-04.  The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

In August 2014, the FASB amended existing guidance related to the disclosures about an entity’s ability to continue as a going concern. These amendments are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. These amendments provide guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes.  The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Early adoption and retrospective application is permitted. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

(2)	Trading Securities

Realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income.  Securities purchased for this portfolio have primarily been municipal securities.  A list of the activity in this portfolio for 2014 and 2013 is summarized below.

	2014	2013
Beginning balance	$—	$5,048
Purchases	171,089	198,186
Proceeds from sales	(167,838)	(203,489)
Net realized gain on sales	156	255
Mark-to- market adjustment	13	—
Ending balance	$3,420	$—

(3)	Investment Securities

Available for Sale

All of the mortgage backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs.  The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$3	$—	$—	$3
Mortgage backed securities	473,396	6,897	1,660	478,633
Municipal securities	37,460	1,412	51	38,821
Total available-for-sale	$510,859	$8,309	$1,711	$517,457
	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$4	$—	$—	$4
Mortgage backed securities	424,654	4,623	12,396	416,881
Municipal securities	39,728	921	448	40,201
Total available-for-sale	$464,386	$5,544	$12,844	$457,086

Sales of available for sale securities were as follows:

	2014	2013	2012
Proceeds	$323,537	$69,495	$168,809
Gross gains	$1,175	$1,060	$2,706
Gross losses	$1,129	$—	$283

The tax provisions related to these net realized gains were $18, $409 and $912, respectively.

Available for sale securities pledged at December 31, 2014 and 2013 had a carrying amount (estimated fair value) of $139,297 and $108,528, respectively.  These securities were pledged primarily to secure public deposits and repurchase agreements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

At year-end 2014 and 2013, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of available for sale securities at year end 2014 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Investment securities available for sale:	Fair Value	Cost
Due in one year or less	$532	$517
Due after one year through five years	1,565	1,498
Due after five years through ten years	17,262	16,638
Due after ten years through thirty years	19,465	18,810
Mortgage backed securities	478,633	473,396
Total available-for-sale	$517,457	$510,859

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$15,876	$41	$99,010	$1,619	$114,886	$1,660
Municipal securities	—	—	3,194	51	3,194	51
Total temporarily impaired available-for-sale securities	$15,876	$41	$102,204	$1,670	$118,080	$1,711
	December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$239,641	$10,221	$18,793	$2,175	$258,434	$12,396
Municipal securities	7,603	333	1,010	115	8,613	448
Total temporarily impaired available-for-sale securities	$247,244	$10,554	$19,803	$2,290	$267,047	$12,844

Mortgage-backed securities:  At December 31, 2014, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

Held to Maturity

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of December 31, 2014. There were no securities held to maturity as of December 31, 2013.

	December 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$49,793	$122	$—	$49,915
Mortgage backed securities	161,727	653	—	162,381
Municipal securities	25,842	305	12	26,135
Total held to maturity	$237,362	$1,080	$12	$238,431

Held to maturity securities pledged at December 31, 2014 had an estimated fair value of $51,531.  There were no securities held to maturity pledged at December 31, 2013.  These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2014, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of held to maturity securities at year end 2014 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Investment securities held to maturity	Fair Value	Cost
Due after five years through ten years	$44,515	$44,393
Due after ten years through thirty years	31,535	31,242
Mortgage backed securities	162,381	161,727
Total held-to-maturity	$238,431	$237,362

The following tables show the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at December 31, 2014.

	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal securities	$2,475	$12	$—	$—	$2,475	$12
Total temporarily impaired available-for-sale securities	$2,475	$12	$—	$—	$2,475	$12

Municipal securities:  Unrecognized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery.  The fair value is expected to recover as the securities approach maturity.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

(4)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2014 and 2013 are:

	December 31,
	2014	2013
Loans excluding PCI loans
Real estate loans
Residential	$589,068	$458,331
Commercial	1,132,933	528,710
Land, development and construction	79,002	62,503
Total real estate	1,801,003	1,049,544
Commercial	294,493	143,263
Consumer and other loans	56,334	49,547
Loans before unearned fees and deferred cost	2,151,830	1,242,354
Net unearned fees and costs	929	404
Total loans excluding PCI loans	2,152,759	1,242,758
PCI loans (note 1)
Real estate loans
Residential	102,009	120,030
Commercial	140,977	100,012
Land, development and construction	24,032	6,381
Total real estate	267,018	226,423
Commercial	8,953	3,850
Consumer and other loans	795	1,148
Total PCI loans	276,766	231,421
Total loans	2,429,525	1,474,179
Allowance for loan losses for loans that are not PCI loans	(19,384)	(19,694)
Allowance for loan losses for PCI loans	(514)	(760)
Total loans, net of allowance for loan losses	$2,409,627	$1,453,725

note 1:  Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

The following sets forth the covered FDIC loans included in the table above.

	December 31,
	2014	2013
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$3,895	$—
Commercial	33,606	—
Land, development and construction	866	—
Total real estate	38,367	—
Commercial	1,253	—
Consumer and other loans	—	—
FDIC covered loans, excluding PCI loans	39,620	—
FDIC covered PCI loans (note 1)
Real estate loans
Residential	98,075	120,030
Commercial	116,457	100,012
Land, development and construction	15,395	6,381
Total real estate	229,927	226,423
Commercial	4,974	3,850
Consumer and other loans	—	—
Total FDIC covered PCI loans	234,901	230,273
Total FDIC covered loans	274,521	230,273
Allowance for loan losses for FDIC covered loans that are not PCI loans	—	—
Allowance for loans losses for FDIC covered	(514)	(760)
Total covered loans, net of allowance for loan losses	$274,007	$229,513

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

note 1:  Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

The Company acquired FDIC covered loans that are not PCI loans pursuant to the acquisition of FSB on June 1, 2014. Prior to the FSB acquisition, the Company’s FDIC covered loans were all PCI loans.

Changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013 and 2012, are below.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:
Twelve months ended December 31, 2014
Beginning of the period	$8,785	$6,441	$3,069	$510	$889	$19,694
Charge-offs	(1,382)	(353)	(124)	(699)	(879)	(3,437)
Recoveries	1,018	763	106	85	184	2,156
Provision for loan losses	(1,678)	1,418	(2,299)	2,434	1,096	971
Balance at end of period	$6,743	$8,269	$752	$2,330	$1,290	$19,384

Twelve months ended December 31, 2013
Beginning of the period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Charge-offs	(3,701)	(1,144)	(310)	(120)	(903)	(6,178)
Recoveries	432	417	193	51	181	1,274
Provision for loan losses	5,223	(1,104)	(3,025)	(1,166)	637	565
Balance at end of period	$8,785	$6,441	$3,069	$510	$889	$19,694

Twelve months ended December 31, 2012
Beginning of the period	$6,700	$8,825	$9,098	$1,984	$952	$27,559
Charge-offs	(3,968)	(2,862)	(4,646)	(231)	(807)	(12,514)
Recoveries	378	871	604	22	157	2,032
Provision for loan losses	3,721	1,438	1,155	(30)	672	6,956
Balance at end of period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Allowance for loan losses for loans that are PCI loans:
Twelve months ended December 31, 2014
Beginning of the period	$—	$138	$89	$533	$—	$760
Charge-offs	—	—	—	(101)	—	(101)
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	234	(83)	(296)	—	(145)
Balance at end of period	$—	$372	$6	$136	$—	$514

Twelve months ended December 31, 2013
Beginning of the period	$—	$2,335	$—	$314	$—	$2,649
Charge-offs	—	(1,248)	—	—	—	(1,248)
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(949)	89	219	—	(641)
Balance at end of period	$—	$138	$89	$533	$—	$760

Twelve months ended December 31, 2012
Beginning of the period	$82	$223	$40	$14	$26	$385
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	(82)	2,112	(40)	300	(26)	2,264
Balance at end of period	$—	$2,335	$—	$314	$-	$2,649

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013.  Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of December 31, 2014	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$419	$403	$272	$4	$17	$1,115
Collectively evaluated for impairment	6,324	7,866	480	2,326	1,273	18,269
Purchased credit impaired	—	372	6	136	—	514
Total ending allowance balance	$6,743	$8,641	$758	$2,466	$1,290	$19,898
Loans:
Individually evaluated for impairment	$9,980	$10,902	$2,748	$1,365	$255	$25,250
Collectively evaluated for impairment	579,088	1,122,031	76,254	293,128	56,079	2,126,580
Purchased credit impaired	102,009	140,977	24,032	8,953	795	276,766
Total ending loan balances	$691,077	$1,273,910	$103,034	$303,446	$57,129	$2,428,596

	Real Estate Loans
As of December 31, 2013	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$395	$1,377	$16	$2	$21	$1,811
Collectively evaluated for impairment	8,390	5,064	3,053	508	868	17,883
Purchased credit impaired	—	138	89	533	—	760
Total ending allowance balance	$8,785	$6,579	$3,158	$1,043	$889	$20,454
Loans:
Individually evaluated for impairment	$8,610	$12,564	$1,307	$1,297	$332	$24,110
Collectively evaluated for impairment	449,721	516,146	61,196	141,966	49,215	1,218,244
Purchased credit impaired	120,030	100,012	6,381	3,850	1,148	231,421
Total ending loan balance	$578,361	$628,722	$68,884	$147,113	$50,695	$1,473,775

Loans collectively evaluated for impairment reported at December 31, 2014 include loans acquired from FSB on June 1, 2014 and from GSB on January 17, 2014 that are not PCI loans.  These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment for loans acquired from FSB at the acquisition date was approximately $9,725, or approximately 2.0% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis, but remains adequate at December 31, 2014 and therefore no provision for loan loss was recorded related to these loans at December 31, 2014.

The following is a summary of information regarding impaired loans at December 31, 2014 and 2013:

	December 31,
	2014	2013
Performing TDRs (these are not included in nonperforming loans (“NPLs”))	$11,418	$10,763
Nonperforming TDRs (these are included in NPLs)	3,648	4,684
Total TDRs (these are included in impaired loans)	15,066	15,447
Impaired loans that are not TDRs	10,184	8,663
Total impaired loans	$25,250	$24,110

Troubled Debt Restructurings:

In certain circumstances it may be beneficial to modify or restructure the terms of a loan (i.e. troubled debt restructure or “TDR”) and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When the Company modifies the terms of a loan, it usually either reduces the

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

monthly payment and/or interest rate for generally twelve to twenty-four months.  The Company has not forgiven any material principal amounts on any loan modifications to date.  The Company has $15,066 of TDRs.  Of this amount $11,418 are performing pursuant to their modified terms, and $3,648 are not performing and have been placed on non-accrual status and included in our nonperforming loans (“NPLs”).

TDRs as of December 31, 2014 and 2013 quantified by loan type classified separately as accrual (performing loans) and non-accrual (nonperforming loans) are presented in the table below.

As of December 31, 2014	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,201	$1,523	$8,724
Commercial	2,762	1,794	4,556
Land, development, construction	547	241	788
Total real estate loans	10,510	3,558	14,068
Commercial	706	37	743
Consumer and other	202	53	255
Total TDRs	$11,418	$3,648	$15,066

As of December 31, 2013	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,221	$1,389	$8,610
Commercial	2,169	3,077	5,246
Land, development, construction	608	47	655
Total real estate loans	9,998	4,513	14,511
Commercial	555	49	604
Consumer and other	210	122	332
Total TDRs	$10,763	$4,684	$15,447

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  The Company’s policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.  The Company recorded a provision for loan loss expense of $422 and $890 and partial charge offs of $251 and $449 on the TDR loans described above during the periods ending December 31, 2014 and 2013, respectively.

Loans are modified to minimize loan losses when management believes the modification will improve the borrower’s financial condition and ability to repay the loan.  The Company typically does not forgive principal.  The Company generally either reduces interest rates or decreases monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  The Company may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and management tries to accommodate the borrower and minimize the Company’s potential losses.  Approximately 76% of the Company’s TDRs are current pursuant to their modified terms, and about $3,648, or approximately 24% of the Company’s total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2014 and 2013.

	Year Ending		Year Ending
	December 31, 2014		December 31, 2013
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	1	$188	3	$562
Commercial real estate	5	747	5	1,662
Land, development, construction	2	241	—	—
Commercial and Industrial	—	—	1	25
Consumer and other	2	36	1	18
Total	10	$1,212	10	$2,267

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

The Company recorded $97 and $574 in provision for loan loss expense and $65 and $197 in partial charge offs on TDR loans that subsequently defaulted as described above during the years ending December 31, 2014 and 2013, respectively.

The Company has allocated $779 and $703 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 and 2013.   The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2014 and 2013 excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.  The recorded investment is less than the unpaid principal balance primarily due to partial charge-offs.

As of December 31, 2014	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$6,797	$6,672	$—
Commercial real estate	8,208	8,059	—
Land, development, construction	2,234	1,606	—
Commercial and industrial	1,132	1,129	—
Consumer, other	—		—
With an allowance recorded:
Residential real estate	3,451	3,308	419
Commercial real estate	3,024	2,843	403
Land, development, construction	1,187	1,142	272
Commercial and industrial	283	236	4
Consumer, other	267	255	17
Total	$26,583	$25,250	$1,115

As of December 31, 2013	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,052	$4,803	$—
Commercial real estate	9,330	7,439	—
Land, development, construction	1,377	1,168	—
Commercial and industrial	1,330	1,241	—
Consumer, other	5	5	—
With an allowance recorded:
Residential real estate	3,942	3,807	395
Commercial real estate	5,257	5,125	1,377
Land, development, construction	147	139	16
Commercial and industrial	102	56	2
Consumer, other	340	327	21
Total	$26,882	$24,110	$1,811

December 31, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,584	$318	$—
Commercial	12,282	145	—
Land, development, construction	2,138	37	—
Total real estate loans	24,004	500	—
Commercial and industrial	2,001	67	—
Consumer and other loans	296	12	—
Total	$26,301	$579	$—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

December 31, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,968	$290	$—
Commercial	26,060	870	—
Land, development, construction	1,405	17	—
Total real estate loans	36,433	1,177	—
Commercial and industrial	1,878	35	—
Consumer and other loans	363	11	—
Total	$38,674	$1,223	$—

December 31, 2012	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$10,136	$306	$—
Commercial	29,877	1,215	—
Land, development, construction	3,888	23	—
Total real estate loans	43,901	1,544	—
Commercial and industrial	4,175	110	—
Consumer and other loans	439	17	—
Total	$48,515	$1,671	$—

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013 excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

As of December 31, 2014	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,901	$—
Commercial real estate	8,470	—
Land, development, construction	2,374	—
Commercial	2,475	—
Consumer, other	375	—
Total	$25,595	$—

As of December 31, 2013	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$10,162	$—
Commercial real estate	13,925	—
Land, development, construction	1,099	—
Commercial	1,582	—
Consumer, other	309	—
Total	$27,077	$—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

The following tables present the aging of the recorded investment in past due loans as of December 31, 2014 and 2013, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2014
Residential real estate	$589,068	$2,162	$1,451	$—	$3,613	$573,554	$11,901
Commercial real estate	1,132,933	1,840	3,394	—	5,234	1,119,229	8,470
Land/dev/construction	79,002	378	404	—	782	75,846	2,374
Commercial	294,493	1,427	1,492	—	2,919	289,099	2,475
Consumer	56,334	411	149	—	560	55,399	375
	$2,151,830	$6,218	$6,890	$—	$13,108	$2,113,127	$25,595

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2013
Residential real estate	$458,331	$2,801	$1,942	$—	$4,743	$443,426	$10,162
Commercial real estate	528,710	2,420	1,941	—	4,361	510,424	13,925
Land/dev/construction	62,503	136	241	—	377	61,027	1,099
Commercial	143,263	491	1	—	492	141,189	1,582
Consumer	49,547	295	240	—	535	48,703	309
	$1,242,354	$6,143	$4,365	$—	$10,508	$1,204,769	$27,077

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, is as follows:

	As of December 31, 2014
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$558,312	$7,053	$23,703	$—
Commercial real estate	1,063,979	34,953	34,001	—
Land/dev/construction	65,216	9,731	4,055	—
Commercial	285,549	4,419	4,525	—
Consumer	55,590	278	466	—
Total	$2,028,646	$56,434	$66,750	$—

	As of December 31, 2013
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$428,671	$6,438	$23,222	$—
Commercial real estate	448,762	46,427	33,521	—
Land/dev/construction	50,164	9,566	2,773	—
Commercial	134,901	4,490	3,872	—
Consumer	49,448	526	573	—
Total	$1,111,946	$67,447	$63,961	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, based on payment activity as of December 31, 2014 and 2013:

As of December 31, 2014	Residential	Consumer
Performing	$577,167	$55,959
Nonperforming	11,901	375
Total	$589,068	$56,334

As of December 31, 2013	Residential	Consumer
Performing	$448,169	$49,238
Nonperforming	10,162	309
Total	$458,331	$49,547

Purchased Loans:

Income recognized on loans purchased from the FDIC is recognized pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2014 and 2013.  Contractually required principal and interest payments have been adjusted for estimated prepayments.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

	December 31,
	2014	2013	2012
Contractually required principal and interest	$460,836	$389,537	$534,989
Non-accretable difference	(68,757)	(55,304)	(142,855)
Cash flows expected to be collected	392,079	334,233	392,134
Accretable yield	(115,313)	(102,812)	(93,107)
Carrying value of acquired loans	276,766	231,421	299,027
Allowance for loan losses	(514)	(760)	(2,649)
Carrying value less allowance for loan losses	$276,252	$230,661	$296,378

$(145), $(641) and $2,264 of the allowance for loan losses was recognized in the loan loss provision during 2014, 2013 and 2012, respectively.  There were reversals in the loan loss allowance of $0, $0 and $0 for recoveries in 2014, 2013 and 2012, respectively. The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current year.  These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified approximately $14,892 from non-accretable difference to accretable yield during the twelve month period ending December 31, 2014 to reflect the adjusted estimates of future expected cash flows.

The Company recognized approximately $34,168 of accretion income during the twelve month period ending December 31, 2014.  The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the periods ending December 31, 2014 and 2013.

		Effect of	income	all other
	December 31, 2013	acquisitions	accretion	adjustments	December 31, 2014
Contractually required principal and interest	$389,537	$229,249	$—	$(157,950)	$460,836
Non-accretable difference	(55,304)	(45,293)	—	31,840	(68,757)
Cash flows expected to be collected	334,233	183,956	—	(126,110)	392,079
Accretable yield	(102,812)	(32,204)	34,168	(14,465)	(115,313)
Carry value of acquired loans	$231,421	$151,752	$34,168	$(140,575)	$276,766

		income accretion	all other adjustments
	December 31, 2012			December 31, 2013
Contractually required principal and interest	$534,989	$—	$(145,452)	$389,537
Non-accretable difference	(142,855)	—	87,551	(55,304)
Cash flows expected to be collected	392,134	—	(57,901)	334,233
Accretable yield	(93,107)	32,725	(42,430)	(102,812)
Carry value of acquired loans	$299,027	$32,725	$(100,331)	$231,421

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

(5)	FDIC indemnification asset

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

	2014	2013
Beginning of the year	$73,877	$119,691
Effect of acquisition	2,636	—
Amortization, net	(20,664)	(13,765)
Indemnification revenue	3,098	6,055
Indemnification of foreclosure expense	237	4,413
Proceeds from FDIC	(10,014)	(42,004)
Impairment (recovery) of loan pool	(116)	(513)
Period end balance	$49,054	$73,877

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

	2014	2013
Beginning of the year	$444	$402
Effect of acquisition	682	—
True-up liability accrual	79	42
Period end balance	$1,205	$444

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and the percentage of that loss to be reimbursed by the FDIC is recognized as income from FDIC reimbursement, and included in this line item. During the twelve month period ended December 31, 2014, the estimated amount of impairment decreased, which resulted in a reduction of $116 of indemnification income.

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

December 31, 2014, 2013 and 2012

Indemnification of foreclosure expense

Indemnification of foreclosure expense represents the percentage of foreclosure related expenses incurred and reimbursable from the FDIC. Foreclosure expense is included in non interest expense. The amount of the reimbursable portion of the expense reduces foreclosure expense included in non interest expense.

(6)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure.  Activity in the valuation allowance was as follows:

	2014	2013	2012
Beginning of year	$5,887	$5,407	$4,680
Valuation write down of repossessed real estate	3,250	6,012	4,258
Sales and/or dispositions	(6,034)	(5,532)	(3,531)
End of year	$3,103	$5,887	$5,407

Expenses related to foreclosed real estate include:

	2014	2013	2012
(Gain) loss on sale of repossessed real estate	$(788)	$3,122	$1,185
Valuation write down of repossessed real estate	3,250	6,012	4,258
Operating expenses, net of rental income	2,775	3,191	4,008
Total	$5,237	$12,325	$9,451

(7)	Fair value

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

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

for a given piece of collateral. At December 31, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2).

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2014
Assets:
Trading securities	$3,420	—	$3,420	—
Available for sale securities
U.S. government sponsored entities and agencies	3	—	3	—
Mortgage backed securities	478,633	—	478,633	—
Municipal securities	38,821	—	38,821	—
Interest rate swap derivatives	6,800	—	6,800	—

Liabilities:
Interest rate swap derivatives	7,575	—	7,575	—

at December 31, 2013
Assets:
Trading securities	$ ---	—	$ ---	—
Available for sale securities
U.S. government sponsored entities and agencies	4	—	4	—
Mortgage backed securities	416,881	—	416,881	—
Municipal securities	40,201	—	40,201	—
Interest rate swap derivatives	2,603	—	2,603	—

Liabilities:
Interest rate swap derivatives	2,496	—	2,496	—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2014
Assets:
Impaired loans
Residential real estate	$2,971	—	—	$2,971
Commercial real estate	4,854	—	—	4,854
Land, land development and construction	1,731	—	—	1,731
Commercial	167	—	—	167
Consumer	102	—	—	102
Other real estate owned
Residential real estate	448	—	—	448
Commercial real estate	2,363	—	—	2,363
Land, land development and construction	2,240	—	—	2,240
Bank property held for sale	2,675	—	—	2,675

at December 31, 2013
Assets:
Impaired loans
Residential real estate	$3,191	—	—	$3,191
Commercial real estate	7,515	—	—	7,515
Land, land development and construction	290	—	—	290
Commercial	731	—	—	731
Consumer	157	—	—	157
Other real estate owned
Residential real estate	27	—	—	27
Commercial real estate	3,837	—	—	3,837
Land, land development and construction	3,949	—	—	3,949
Bank property held for sale	1,582	—	—	1,582

Impaired loans with specific valuation allowances had a recorded investment of $10,677 with a valuation allowance of $852 at December 31, 2014, and a recorded investment of 13,528, with a valuation allowance of $1,644, at December 31, 2013.  The Company recorded a provision for loan loss expense of $554 and $1,895 on these loans during the years ending 2014 and 2013, respectively.

Other real estate owned had a decline in fair value of $3,250 and $6,012 during the twelve month periods ending December 31, 2014 and 2013, respectively.  Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon comparative sales data provided by real estate brokers. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell.  The Company closed eight bank branch offices during the year 2014, seven owned by the Company and one leased.  Five of the properties owned by the Company were transferred to held for sale, the remaining two are being used as loan production offices, back office support staff offices and a portion of the second floor of one of the buildings is leased to an existing tenant.  Six of the properties transferred to held for sale were sold resulting in a recovery of $649 from a previous impairment charge of $1,753 recorded during the current year.  Excluding the properties sold in 2014, the Company recognized an impairment charge of $1,152 during the twelve month period ending December 31, 2014 related to the transfer to held for sale.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

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

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

		Fair value measurements
at December 31, 2014	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$158,413	$158,413	$—	$—	$158,413
Trading securities	3,420	—	3,420	—	3,420
Investment securities available for sale	517,457	—	517,457	—	517,457
Investment securities held to maturity	237,362	—	238,431	—	238,431
FHLB and FRB stock	14,219	—	-	—	n/a
Loans held for sale	1,251	—	1,251	—	1,251
Loans, less allowance for loan losses of $19,898	2,409,627	—	—	2,418,405	2,418,405
FDIC indemnification asset	49,054	—	—	—	n/a
Interest rate swap derivatives	6,800	—	6,800	—	6,800
Accrued interest receivable	8,999	—	—	8,999	8,999

Financial liabilities:
Deposits- without stated maturities	$2,604,228	$2,604,228	$—	$—	$2,604,228
Deposits- with stated maturities	487,812	—	491,999	—	491,999
Securities sold under agreement to repurchase	27,022	—	27,022	—	27,022
Federal funds purchased	151,992	—	151,992	—	151,992
Corporate debentures	23,917	—	-	19,722	19,722
Interest rate swap derivatives	7,575	—	7,575	—	7,575
Accrued interest payable	336	—	336	—	336

		Fair value measurements
at December 31, 2013	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$174,889	$174,889	$—	$—	$174,889
Investment securities available for sale	457,086	—	457,086	—	457,086
FHLB and FRB stock	8,189	—	—	—	n/a
Loans held for sale	1,010	—	1,010	—	1,010
Loans, less allowance for loan losses of $20,454	1,453,725	—	—	1,456,295	1,456,295
FDIC indemnification asset	73,877	—	—	—	n/a
Interest rate swap derivatives	2,603	—	2,603	—	2,603
Accrued interest receivable	6,337	—	—	6,337	6,337

Financial liabilities:
Deposits- without stated maturities	$1,671,356	$1,671,356	$—	$—	$1,671,356
Deposits- with stated maturities	384,875	—	389,115	—	389,115
Securities sold under agreement to repurchase	20,457	—	20,457	—	20,457
Federal funds purchased	29,909	—	29,909	—	29,909
Corporate debentures	16,996	—	—	11,091	11,091
Interest rate swap derivatives	2,496	—	2,496	—	2,496

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

(8)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Land	$34,387	$32,591
Land improvements	949	864
Buildings	60,168	56,651
Leasehold improvements	3,520	2,450
Furniture, fixtures and equipment	30,906	26,749
Construction in progress	1,587	5,828
	131,517	125,133
Less: Accumulated depreciation	32,669	28,514
	$98,848	$96,619

The Company leases land and certain facilities under noncancellable operating leases.  The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2015	$2,318
2016	1,891
2017	1,690
2018	1,540
2019	1,012
Thereafter	4,929
$13,380

Rent expense, net of rental income, for the years ended December 31, 2014, 2013 and 2012, was $2,309, $1,099 and $1,455, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Operations.  Rental income for the years ended December 31, 2014, 2013, and 2012, was $632, $540, and $507, respectively, and is included in occupancy expense.

(9)	Goodwill and Intangible Assets

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment.  The change in balance for goodwill during the years 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Beginning of year	$44,924	$44,924	$38,035
Acquired goodwill	31,815	—	6,889
Impairment	—	—	—
End of year	$76,739	$44,924	$44,924

The Company performed a step 1 annual impairment analysis of the goodwill recorded at the commercial and retail banking (“Bank”) reporting unit as of November 30, 2014.  Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  The carrying amount of the reporting unit did not exceed its fair value resulting in no impairment.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

Acquired intangible assets consists of core deposit intangibles (“CDI”) and Trust intangible (“Trust”) which are intangible assets arising from either whole bank or branch acquisitions.  They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits in the case of CDI and an accelerated method in the case of the Trust intangible.  The change in balance for CDI and the Trust during the years 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Beginning of year	$6,116	$7,307	$5,203
Acquired CDI	11,569	—	1,896
Acquired Trust	—	—	1,580
Amortization expense	(2,284)	(1,191)	(1,372)
Impairment expense	—	—	—
End of year	$15,401	$6,116	$7,307

Acquired intangible assets were as follows for years ended December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$23,176	$8,760	$11,607	$6,649
Trust intangible	1,580	595	1,580	422
Total acquired intangibles	$24,756	$9,355	$13,187	$7,071

Estimated amortization expense for each of the next five years:

2015	$2,529
2016	2,269
2017	1,876
2018	1,724
2019	1,669

(10)	Deposits

A detail of deposits at December 31, 2014 and 2013 is as follows:

	December 31,
		Weighted		Weighted
		Average		Average
		Interest		Interest
	2014	Rate	2013	Rate
Non-interest bearing deposits	$1,048,874	—%	$644,915	—%
Interest bearing deposits:
Interest bearing demand deposits	607,359	0.1%	483,842	0.1%
Savings deposits	231,039	0.1%	232,942	0.1%
Money market accounts	716,956	0.3%	309,657	0.2%
Time deposits less than $100,000	219,021	0.8%	181,635	0.8%
Time deposits of $100,000 or greater	268,791	1.1%	203,240	1.2%
	$3,092,040	0.2%	$2,056,231	0.2%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

The following table presents the amount of certificate accounts at December 31, 2014, maturing during the periods reflected below:

Year	Amount
2015	$320,629
2016	91,988
2017	35,948
2018	17,902
2019	21,344
Thereafter	1
Total	$487,812

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2014 and 2013 were $116,861 and $83,335.

(11)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary bank enters into borrowing arrangements with its retail business customers by agreements to repurchase (“repurchase agreements”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2014 and 2013, the Company had $27,022 and $20,457 in repurchase agreements.  Repurchase agreements are secured by U.S. treasury securities and obligations of U.S. government agencies and government sponsored enterprises with fair values of $52,714 and $37,845 at December 31, 2014 and 2013, respectively.

Information concerning repurchase agreements is summarized as follows:

	2014	2013	2012
Average daily balance during the year	$30,289	$21,693	$21,388
Average interest rate during the year	0.60%	0.36%	0.40%
Maximum month-end balance during the year	$34,681	$24,483	$24,989
Weighted average interest rate at year end	0.72%	0.40%	0.40%

(12)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks.  Information concerning these deposits is summarized as follows:

	2014	2013	2012
Average daily balance during the year	$49,899	$37,958	$53,803
Average interest rate during the period	0.10%	0.05%	0.05%
Maximum month-end balance during the year	$151,992	$53,274	$82,473
Weighted average interest rate at year end	0.29%	0.05%	0.05%

(13)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits listed in note 12 above.  The Company had no advances from the Federal Home Loan Bank during the periods ending December 31, 2014 and 2013.

Advances are collateralized by residential and commercial loans under a blanket lien arrangement and based on this collateral, and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $187,195 at year end 2014.

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

(15)	Income Taxes

Allocation of federal and state income tax expense between current and deferred portions for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Current	Deferred	Total
December 31, 2014:
Federal	$4,384	$1,486	$5,870
State	1,009	247	1,256
	$5,393	$1,733	$7,126
December 31, 2013:
Federal	$4,423	$27	$4,450
State	1,055	5	1,060
	$5,478	$32	$5,510
December 31, 2012:
Federal	$(32)	$3,761	$3,729
State	271	625	896
	$239	$4,386	$4,625

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented below:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$7,675	$7,890
Stock based compensation	771	469
Deferred compensation	2,425	2,598
Impairment expenses	463	403
Net operating loss carryforward	20,308	—
Other real estate owned expenses	2,391	3,074
Fair value adjustments	18,386	—
Nonaccrual interest	2,579	560
Unrealized loss on investment securities available for sale	—	2,816
Other	75	1,007
Total deferred tax assets	55,073	18,817

Deferred tax liabilities:
Premises and equipment, due to differences in
depreciation methods and useful lives	(2,264)	(4,096)
Deferred loan costs, net	(358)	(156)
Fair value adjustments	—	(8,937)
Like kind exchange	(300)	(300)
Unrealized gain on investment securities available for sale	(2,548)	—
Accretion of discounts on investments	(16)	(32)
Total deferred tax liabilities	(5,486)	(13,521)

Net deferred tax asset	$49,587	$5,296

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

As a result of the acquisition of FSB on June 1, 2014, the Company obtained net operating loss carryforwards of approximately $57,375 which are subject to Internal Revenue Code Section 382 limitation of approximately $6,487 per year.  At December 31, 2014, the Company had net operating carryforwards of approximately $52,645 which will begin to expire as follows.

2029	$2,105
2030	27,889
2031	10,463
2032	2,028
2033	4,027
2034	6,133
$52,645

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia, Alabama, Colorado, North Carolina, and Tennessee.  The Company is no longer subject to examination by taxing authorities for the years before 2011.  The Company was not subject to any material interest or penalties on its income tax liabilities for the years 2012, 2013 and 2014.

A reconciliation between the actual tax expense and the “expected” tax expense, computed by applying the U.S. federal corporate rate of 35 percent (34 percent for 2012) is as follows:

	December 31,
	2014	2013	2012
“Expected” tax (benefit) expense	$7,032	$6,214	$4,940
Tax exempt interest, net	(910)	(907)	(925)
Bank owned life insurance	(549)	(391)	(412)
State income taxes, net of federal income tax benefits	817	689	591
Stock based compensation	83	100	104
Merger and acquisition related expenses	536	68	259
Other, net	117	(263)	68
	$7,126	$5,510	$4,625

(16)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2014 and 2013 were as follows:

	2014	2013
Beginning balance	$3,261	$3,957
New loans	4,135	2,354
Effect of changes in composition of related parties	—	—
Repayments	(1,816)	(3,050)
Ending balance	$5,580	$3,261

At December 31, 2014 and 2013 principal officers, directors, and their affiliates had $2,671 and $2,057, respectively, of available lines of credit.  Deposits from principal officers, directors, and their affiliates at year-end 2014 and 2013 were approximately $29,746 and $12,694, respectively.

(17)	Regulatory Capital Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets.  Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014 and 2013, the most recent notifications from the Office of Comptroller of the Currency (“OCC”) and the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.  The Company’s subsidiary bank has agreed with its primary regulator, OCC, to maintain a Tier 1 leverage ratio of at least 8%.

A summary of actual, required, and capital levels necessary for capital adequacy purposes for the Company as of December 31, 2014 and 2013, are presented in the table below.  There is no threshold for “well-capitalized” status for bank holding companies.

					To be well
					capitalized under
			For capital		Prompt corrective
	Actual		Adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk weighted assets)	$384,162	15.1%	$202,946	>8%	n/a	n/a
Tier 1 capital (to risk weighted assets)	364,264	14.4%	101,473	>4%	n/a	n/a
Tier 1 capital (to average assets)	364,264	10.1%	144,051	>4%	n/a	n/a

December 31, 2013
Total capital (to risk weighted assets)	$262,701	17.9%	$117,450	>8%	n/a	n/a
Tier 1 capital (to risk weighted assets)	244,323	16.6%	58,725	>4%	n/a	n/a
Tier 1 capital (to average assets)	244,323	10.4%	94,182	>4%	n/a	n/a

A summary of actual, required, and capital levels necessary for capital adequacy purposes in the case of the Company’s subsidiary bank as of December 31, 2014 and 2013, are presented in the table below.

					To be well
					capitalized under
			For capital		Prompt corrective
	Actual		Adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk weighted assets)	$360,278	14.2%	$203,268	>8%	$254,085	>10%
Tier 1 capital (to risk weighted assets)	340,389	13.4%	101,634	>4%	152,451	>6%
Tier 1 capital (to average assets)	340,389	9.4%	144,185	>4%	180,231	>5%

December 31, 2013
Total capital (to risk weighted assets)	$213,744	14.6%	$117,021	>8%	$146,277	>10%
Tier 1 capital (to risk weighted assets)	195,434	13.4%	58,511	>4%	87,766	>6%
Tier 1 capital (to average assets)	195,434	8.3%	93,955	>4%	117,444	>5%

(18)	Dividends

The Company declared and paid cash dividends on its common stock of $1,709, $1,204 and $1,203 during the years ended December 31, 2014, 2013 and 2012, respectively.  Banking regulations limit the amount of dividends that may be paid by the

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

subsidiary banks to the Company without prior approval of the Bank’s regulatory agency.  In November 2013, the Company received a $34,000 dividend from its subsidiary bank.  At December 31, 2014, there was no additional capacity available to pay additional dividends from the subsidiary bank to the Company, without prior approval of the Bank’s regulatory agency.

(19)	Stock-Based Compensation

The Company assumed the obligations of GBI under the Gulfstream 2009 Stock Option Plan, the Gulfstream Officers’ and Employees’ Stock Option Plan and the Gulfstream Directors’ Stock Option Plan (collectively, the “Gulfstream Plans”) pursuant to the closing on January 17, 2014 by CenterState of the merger of Gulfstream with and into CenterState pursuant to an Agreement and Plan of Merger dated July 29, 2013, as amended, by and between Gulfstream and CenterState.  All of the Gulfstream stock options awarded pursuant to the Gulfstream Plans outstanding at the merger closing date were converted to stock options for 774,104 of the Company’s common shares with an average exercise price of $6.99 per share.  At December 31, 2014 there were options outstanding for 419,184 shares of the Company’s common stock with an average exercise price of $7.16 per share and an average remaining contractual life of approximately 5 years.

On April 25, 2013, the Company’s shareholders approved the CenterState Banks, Inc. 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan replaces the 2007 Plan discussed below.  The 2013 Plan authorizes the issuance of up to 1,600,000 shares through the 2023 expiration of the plan.  Of this amount 1,525,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 75,000 shares are allocated to directors.  The Company’s Board of Directors approved freezing the Company’s current 2007 Equity Incentive Plan whereby no additional future grants and/or awards will be awarded pursuant to that plan effective with the shareholder approval of the 2013 Plan.  During 2014 the Company did not grant any incentive stock options to its employees.  The Company awarded 492,114 shares of Restricted Stock (“RSAs”) during 2014 with an average fair value of $10.55 per share at the date of grant.  These restricted stock awards vest over periods ranging from two to ten years.  In addition to RSAs, the Company also awarded Performance Share Units (“PSUs”) during 2014.  The PSUs will cliff vest on December 31, 2017.  The units may be converted into common shares based on the Company’s Total Shareholder Return compared to its peer group pursuant to the Company’s Long-Term Incentive Plan as described in the Company’s 2015 Proxy Statement.  The range of shares that may vest in the future is a minimum of 0 and a maximum of 163,871 with an expected target of 109,247 shares.  At December 31, 2014, there were a total of 886,911 shares available for future grants pursuant to the 2013 Plan, assuming maximum future vesting of PSUs outstanding.

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”) and approved an amendment to the 2007 Plan on April 28, 2009.  The 2007 Plan, as amended, replaced the 1999 Plan discussed below.  The 2007 Plan, as amended, authorize the issuance of up to 1,350,000 shares of the Company stock.  In 2013 the 2007 Plan was frozen whereby no additional grants and/or awards were awarded pursuant to this plan subsequent to April 2013.

In 1999, the Company authorized 730,000 common shares for employees of the Company under an incentive stock option and non-statutory stock option plan (the “1999 Plan”). There were no stock options granted pursuant to the 1999 Plan subsequent to December 31, 2006.  The 2007 Plan, discussed above, replaced the 1999 Plan.

The Company also assumed and converted the stock option plans of its prior subsidiary banks consistent with the terms and conditions of their respective merger agreements.  These options are all vested and exercisable.  At December 31, 2014, they represented exercisable options for 3,170 shares of the Company’s common stock with an average exercise price of $12.62 per share.

The Company’s stock-based compensation consists of stock options, RSAs and PSUs.  During the twelve month period ended December 31, 2014, 2013 and 2012, the Company recognized total stock-based compensation expense as listed in the table below.

	2014	2013	2012
Stock option expense	$238	$292	$363
RSA expense	1,264	317	268
PSU expense	75	—	—
Total stock-based compensation expense	$1,577	$609	$631

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options.  The Company receives a tax benefit when a non qualified stock option is exercised.  The total income tax benefit related to the exercise of non qualified stock options was approximately $350, $0 and $0 during the twelve month periods ending December 31, 2014, 2013

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

and 2012, respectively.  The Company provided an income tax benefit in its tax provision for RSA and PSU expenses of approximately $517, $122 and $101 during the twelve month periods ending December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $607 and will be recognized over the next 8 years.   The weighted average period over which this expense is expected to be recognized is approximately 2.2 years.

As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, was approximately $5,624 and will be recognized over the next 10 years.   The weighted average period over which this expense is expected to be recognized is approximately 2.8 years.

As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested PSUs, net of estimated forfeitures, was approximately $905 and will be recognized over the next 3 years.   The weighted average period over which this expense is expected to be recognized is approximately 2.0 years.

The Company granted stock options for 3,000 and 57,500 shares of common stock during the twelve month periods ending December 31, 2013 and 2012, respectively.  The Company did not grant any stock options during 2014.  However, pursuant to the Company’s agreement to acquire Gulfstream, the Company converted all outstanding Gulfstream stock options into CenterState options for 774,104 shares of common stock on the January 17, 2014 acquisition date.  The estimated fair value of options granted, or acquired in the case of Gulfstream, during these periods were calculated as of the grant date, or the acquisition date in the case of Gulfstream, using the Black-Scholes option-pricing model.  The weighted-average assumptions as of the grant date are as follows:

	2014	2013	2012
Expected option life	0.5 years	7.7 years	7.7 years
Risk-free interest rate	0.07%	1.91%	1.08%
Expected volatility	0.01%	44.5%	44.3%
Dividend yield	0.00%	0.39%	0.62%

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

The weighted-average estimated fair value of stock options granted, or acquired in the case of Gulfstream, during the twelve month periods ended December 31, 2014, 2013 and 2012 was $4.67 per share, $4.91 per share and $3.09 per share respectively.   The table below present’s information related to stock option activity for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Total intrinsic value of stock options exercised	$1,114	$2	$—
Cash received from stock options exercised	$1,129	—	—
Gross income tax benefit from the exercise of stock options	$350	—	—

A summary of stock option activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	1,073,716	$13.83	1,158,646	$13.64	1,128,304	$14.03
Granted	—	—	3,000	$10.22	57,500	$6.87
Issued Gulfstream (note 1)	774,104	$6.99	—	—	—	—
Exercised	(233,762)	$6.09	(1,714)	$8.90	—	—
Forfeited	(475,654)	$12.73	(86,216)	$11.22	(27,158)	$15.33
Outstanding, end of period	1,138,404	$11.23	1,073,716	$13.83	1,158,646	$13.64

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

note 1:	Pursuant to the Company’s agreement to acquire Gulfstream in January 2014, all outstanding Gulfstream stock options were converted to CenterState stock options as of the acquisition date.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding, December 31, 2014	1,138,404	$11.23	4.2 years	$2,558
Options fully vested and expected to vest, December 31, 2014	1,099,700	$11.21	4.2 years	$2,499
Options exercisable, December 31, 2014	864,249	$10.92	4.1 years	$2,180

At December 31, 2014 there were restricted stock awards (“RSAs”) for 659,670 shares of the Company’s common stock outstanding and not vested.  Of this amount 249,542 restricted shares have been issued and included in the Company’s total common stock outstanding, but have not vested as of December 31, 2014.  The remaining 410,128 represent common shares to be issued at the end of their respective vesting period.  A summary of the RSA activity for the years ended December 31, 2014, 2013 and 2012 is presented in the table below.

	2014				2013		2012
	Number	Number
	of RSAs	of RSAs		Weighted		Weighted		Weighted
	underlying	underlying	Total	average		average		average
	shares not	shares	number	fair value at	Number	fair value at	Number	fair value at
	issued	issued	of RSAs	grant date	of RSAs	grant date	of RSAs	grant date
Outstanding, beginning period	240,341	—	240,341	$9.76	209,384	$9.62	179,152	$10.53
Granted	241,739	250,375	492,114	$10.55	59,500	$10.22	54,500	$6.87
Vested	(35,753)	(833)	(36,586)	$9.77	(28,543)	$9.66	(24,268)	$10.19
Forfeited	(36,199)	—	(36,199)	$10.79	—	—	—	—
Outstanding, end of period	410,128	249,542	659,670	$10.30	240,341	$9.76	209,384	$9.62

In September 2014 the Company initiated a Long-Term Incentive Plan that includes a Performance Share Unit (“PSU”) award that could be awarded in PSUs, which can eventually be converted to common stock, based on the Company’s relative Total Shareholder Return as compared to a peer group of similar companies selected by the Company’s Compensation Committee over a 39 month period beginning on September 18, 2014 and ending on December 31, 2017.  The Company expects to recognize an expense of $980 over the 39 month period ending December 31, 2017.  The expense recognized during 2014 was $75.

(20)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under its 401(k) defined contribution retirement plan.  Employees are eligible to participate in the plan after completing six months of continuous employment.  The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors.  In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors.  For the years ended December 31, 2014, 2013 and 2012, the Company’s contributions to the plan were $1,398, $1,219 and $1,144, respectively, which are included in salary and benefits on the Consolidated Statements of Operations.

In 2008, the Company entered into a salary continuation agreement with its chief executive officer.  Five additional Company executive officers entered into salary continuation agreements during 2010.  In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition.  The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Company expensed $580, $569 and $501 for the accrual of future salary continuation benefits in 2014, 2013 and 2012, respectively.  Other liabilities included salary continuation benefits payable of $3,621, $3,143 and $2,597 at December 31, 2014, 2013 and 2012, respectively.

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition.  The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities.  The Rabbi Trust asset and the related deferred compensation payable at December 31, 2014, 2013, and 2012 were $1,484, $1,355 and $1,158, respectively.  Earnings from the Rabbi Trust

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

increase the asset and increase the deferred compensation payable.  Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable.  There is no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

(21)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks, Inc. (parent company only) follow:

Condensed Balance Sheet
December 31, 2014 and 2013
Assets:	2014	2013
Cash and due from banks	$2,808	$966
Inter-company receivable from bank subsidiary	27,000	45,703
Investment in wholly-owned bank subsidiary	441,710	241,990
Investment in other wholly-owned subsidiary	1,381	2,322
Prepaid expenses and other assets	9,782	3,995
Total assets	$482,681	$294,976
Liabilities:
Accounts payable and accrued expenses	$6,287	$4,601
Corporate debenture	23,917	16,996
Total liabilities	30,204	21,597
Stockholders’ Equity:
Common stock	453	301
Additional paid-in capital	388,698	229,544
Retained earnings	59,273	48,018
Accumulated other comprehensive income	4,053	(4,484)
Total stockholders’ equity	452,477	273,379
Total liabilities and stockholders’ equity	$482,681	$294,976

Condensed Statements of Operations Years ended December 31, 2014, 2013 and 2012
	2014	2013	2012
Dividend income	$1,155	$45,725	$12,282
Other income	—	—	5
Interest expense	(942)	(602)	(835)
Operating expenses	(3,875)	(3,538)	(3,142)
Income before equity in undistributed income of subsidiaries	(3,662)	41,585	8,310
Equity in undistributed (losses) income of subsidiaries	14,828	(31,040)	147
Net income before income tax benefit	11,166	10,545	8,457
Income tax benefit	(1,798)	(1,697)	(1,448)
Net income	$12,964	$12,243	$9,905

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

Condensed Statements of Cash Flows Years ended December 31, 2014, 2013 and 2012
	2014	2013	2012
Cash flows from operating activities:
Net income	$12,964	$12,243	$9,905
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(15,983)	(14,686)	(12,429)
Increase in payables and accrued expenses	(608)	371	893
Decrease (increase) in other assets	2,294	1,843	(1,164)
Stock based compensation expense	497	107	142
Net cash flows used in operating activities	(836)	(122)	(2,653)
Cash flows from investing activities:
Inter-company receivables from subsidiary banks	18,703	(43,703)	17,000
Net cash from bank acquisition	(16,455)	—	—
Investment in subsidiaries	—	—	(28,000)
Dividends from bank subsidiaries	—	34,000	10,000
Dividends from nonbank subsidiary	1,155	11,725	2,282
Net cash flows provided by investing activities	3,403	2,022	1,282
Cash flows from financing activities:
Stock options exercised, net of tax benefit	984	––	––
Dividends paid to shareholders	(1,709)	(1,204)	(1,203)
Net cash flows used in financing activities	(725)	(1,204)	(1,203)
Net increase (decrease) in cash and cash equivalents	1,842	696	(2,574)
Cash and cash equivalents at beginning of year	966	270	2,844
Cash and cash equivalents at end of year	$2,808	$966	$270

(22)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit.  These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis.

A summary of commitments to extend credit and standby letters of credit written at December 31, 2014 and 2013, are as follows:

	December 31,
	2014	2013
Standby letters of credit	$10,299	$6,769
Available lines of credit	244,016	143,199
Unfunded loan commitments – fixed	62,450	9,004
Unfunded loan commitments – variable	17,416	14,179

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

December 31, 2014, 2013 and 2012

Outstanding commitments are deemed to approximate fair value due to the variable nature of the interest rates involved and the short-term nature of the commitments.

(23)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located throughout Central, Southeastern and Northeastern Florida.  The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas.  Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property.  As of December 31, 2014, substantially all of the Company’s loan portfolio was secured.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those areas listed above.  The Company does not have significant exposure to any individual customer or counterparty.

(24)	Basic and Diluted Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.   There were an average of 928,692, 1,110,465, and 1,143,598 stock options that were not considered in computing diluted earnings per common share because they were anti-dilutive during the years ending December 31, 2014, 2013, and 2012, respectively.

The following table presents the factors used in the earnings per share computations for the periods indicated.

	2014	2013	2012
Basic
Net income available to common shareholders	$12,964	$12,243	$9,905
Less: Earnings allocated to participating securities	(17)	—	—
Net income allocated to common shareholders	$12,947	$12,243	$9,905

Weighted average common shares outstanding
including participating securities	40,904,988	30,102,777	30,073,959
Less: Participating securities	(52,986)	—	—
Average shares	40,852,002	30,102,777	30,073,959
Basic earnings per common share	$0.32	$0.41	$0.33

Diluted
Net income available to common shareholders	$12,947	$12,243	$9,905
Weighted average common shares outstanding for
basic earnings per common share	40,852,002	30,102,777	30,073,959
Add: Dilutive effects of stock based compensation awards	383,550	117,350	67,904
Average shares and dilutive potential common shares	41,235,552	30,220,127	30,141,863
Dilutive earnings per common share	$0.31	$0.41	$0.33

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

(25)	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management.  The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2014, 2013 and 2012.

	Year ending December 31, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$134,938	$3,289	$—	$—	$138,227
Interest expense	(6,365)	(50)	(941)	—	(7,356)
Net interest income (expense)	$128,573	$3,239	$(941)	—	$130,871
Provision for loan losses	(826)	—	—	—	(826)
Non interest income	6,073	20,153	—	—	26,226
Non interest expense	(112,836)	(19,470)	(3,875)	—	(136,181)
Net income (loss) before taxes	$20,984	$3,922	$(4,816)	—	$20,090
Income tax (provision) benefit	(7,411)	(1,513)	1,798	—	(7,126)
Net income (loss)	$13,573	$2,409	$(3,018)	$—	$12,964
Total assets	$3,487,014	$280,079	$482,681	$(472,905)	$3,776,869

	Year ending December 31, 2013
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$97,504	$2,874	$—		$100,378
Interest expense	(5,263)	(20)	(602)		(5,885)
Net interest income (expense)	92,241	2,854	(602)		94,493
Provision for loan losses	76	—	—		76
Other non interest income	13,536	20,410	—		33,946
Other non interest expense	(86,726)	(20,498)	(3,538)		(110,762)
Net income (loss) before taxes	19,127	2,766	(4,140)		17,753
Income tax (provision) benefit	(6,140)	(1,067)	1,697		(5,510)
Net income (loss)	$12,987	$1,699	$(2,443)		$12,243
Total assets	$2,279,221	$132,821	$294,976	$(291,007)	$2,416,011

	Year ending December 31, 2012
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$90,899	$4,051			$94,950
Interest expense	(7,617)	(28)	(836)		(8,481)
Net interest income (expense)	83,282	4,023	(836)		86,469
Provision for loan losses	(9,220)	—			(9,220)
Other non interest income	23,550	35,707	4		59,261
Other non interest expense	(90,671)	(28,168)	(3,141)		(121,980)
Net income (loss) before taxes	6,941	11,562	(3,973)		14,530
Income tax (provision) benefit	(1,722)	(4,351)	1,448		(4,625)
Net income (loss)	$5,219	$7,211	$(2,525)		$9,905
Total assets	$2,204,176	$153,289	$294,744	$(288,969)	$2,363,240

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

Commercial and retail banking:  The Company’s primary business is commercial and retail banking.  Currently, the Company operates through one subsidiary bank and a non bank subsidiary, R4ALL, with 58 locations in 20 counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

Acquisition of Gulfstream Bancshares, Inc.

On January 17, 2014, the Company completed its acquisition of Gulfstream Bancshares, Inc. (“Gulfstream”) whereby Gulfstream merged with and into the Company. Pursuant to and simultaneously with the merger of Gulfstream with and into the Company, Gulfstream’s wholly owned subsidiary bank, Gulfstream Business Bank (“GSB”), merged with and into the Company’s subsidiary bank, CenterState Bank of Florida, N.A.

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

Number of shares of Gulfstream common stock outstanding at January 16, 2014	1,569,364
Gulfstream preferred shares that converted to Gulfstream common shares upon a change in control	155,629
Total Gulfstream common shares including conversion of preferred shares	1,724,993
Per share exchange ratio	3.012
Number of shares of CenterState common stock less 138 of fractional shares	5,195,541
Multiplied by CenterState common stock price per share on January 16, 2014	$10.23
Fair value of CenterState common stock issued	$53,150
Total Gulfstream common shares including conversion of preferred shares	1,724,993
Multiplied by the cash consideration each Gulfstream share is entitled to receive	$14.65
Total cash consideration, not including cash for fractional shares	$25,271
Total stock consideration	$53,150
Total cash consideration plus $2 for 138 of fractional shares	25,273
Total consideration paid to Gulfstream common shareholders	$78,423
Fair value of current Gulfstream stock options converted to CenterState stock options	3,617
Total purchase price	$82,040

The list below summarizes the estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the January 17, 2014 purchase date.

Jan 17, 2014
Assets:
Cash and cash equivalents	$102,278
Loans, held for investment	329,515
Purchased credit impaired loans	30,068
Loans held for sale	247
Investments	60,816
Interest receivable	1,087
Branch real estate	5,519
Furniture and fixtures	262
FHLB stock	885
Bank owned life insurance	4,939
Other repossessed real estate owned	2,694
Core deposit intangible	4,173
Goodwill	31,516
Other assets	11,261
Total assets acquired	$585,260
Liabilities:
Deposits	$478,999
Federal Home Loan Bank advances	5,708
Repurchase agreements	7,576
Interest payable	125
Official checks outstanding	826
Corporate debentures	6,745
Other liabilities	3,241
Total liabilities assumed	$503,220

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

December 31, 2014, 2013 and 2012

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book Balance	Fair Value
Loans:
Single family residential real estate	$33,506	$32,319
Commercial real estate	185,250	183,189
Construction/development/land	30,387	27,704
Commercial loans	85,940	84,203
Consumer and other loans	2,112	2,100
Purchased credit-impaired	40,655	30,068
Total earning assets	$377,850	$359,583

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

	Jan 17, 2014 (as initially reported)	measurement period adjustments	Jan 17, 2014 (as adjusted)
Assets:
Cash and cash equivalents	$102,278	$—	$102,278
Loans, held for investment	329,515		329,515
Purchased credit impaired loans	30,068		30,068
Loans held for sale	247		247
Investments	60,816		60,816
Interest receivable	1,087		1,087
Branch real estate	5,519		5,519
Furniture and fixtures	262		262
FHLB stock	885		885
Bank owned life insurance	4,939		4,939
Other repossessed real estate owned	3,365	(671)	2,694
Core deposit intangible	4,173		4,173
Goodwill	31,104	412	31,516
Other assets	11,002	259	11,261
Total assets acquired	$585,260	$—	$585,260
Liabilities:
Deposits	$478,999	$—	$478,999
Federal Home Loan Bank advances	5,708		5,708
Repurchase agreements	7,576		7,576
Interest payable	125		125
Official checks outstanding	826		826
Corporate debenture	6,745		6,745
Other liabilities	3,241		3,241
Total liabilities assumed	$503,220	$—	$503,220

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

Acquisition of First Southern Bancorp, Inc.

On June 1, 2014, the Company completed its acquisition of First Southern Bancorp, Inc. (“FSB”) whereby FSB merged with and into the Company. Pursuant to and simultaneously with the merger of FSB with and into the Company, FSB’s subsidiary bank, First Southern Bank, merged with and into the Company’s subsidiary bank, CenterState Bank of Florida, N.A.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $299 after consideration of a measurement period adjustment discussed below, which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair values are preliminary estimates due to pending appraisals on loans and other real estate owned.

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

Number of shares of FSB common stock outstanding at May 30, 2014	31,539,698
FSB preferred shares that converted to FSB common shares upon a change in control	48,375
Total FSB common shares including conversion of preferred shares	31,588,073
Per share exchange ratio	0.3
Number of shares of CenterState common stock, less 377 of fractional shares	9,476,045
Multiplied by CenterState common stock price per share on May 30, 2014	$10.62
Fair value of CenterState common stock issued	$100,636
Total FSB common shares including conversion of preferred shares	31,588,073
Multiplied by the cash consideration each FSB share is entitled to receive	$3.00
Total cash consideration, not including cash for fractional shares	$94,765
Total stock consideration	$100,636
Total cash consideration, plus $3 for 377 of fractional shares	94,768
Total purchase price	$195,404

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

The list below summarizes the preliminary estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the June 1, 2014 purchase date.

June 1, 2014
Assets:
Cash and cash equivalents	$148,257
Loans, excluding purchased credit impaired loans	477,841
Purchased credit impaired loans	121,684
Investments	204,723
Interest receivable	2,007
Branch real estate	1,594
Furniture and fixtures	1,282
Bank property held for sale	7,119
Federal Reserve Bank and Federal Home Loan Bank stock	5,576
Bank owned life insurance	2,555
Other repossessed real estate owned covered by FDIC loss share agreements	22,731
Other repossessed real estate owned	454
Core deposit intangible	7,396
Goodwill	299
Deferred tax asset	44,131
Other assets	4,581
Total assets acquired	$1,052,230
Liabilities:
Deposits	$662,959
Deposits held for sale	189,674
Interest payable	58
Other liabilities	4,135
Total liabilities assumed	$856,826

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

December 31, 2014, 2013 and 2012

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

Measurement period adjustments

On June 1, 2014 the Company purchased FSB. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. Based on income tax returns filed subsequent to the acquisition date, the Company adjusted its initial fair value estimate of the deferred tax asset acquired.

	June 1, 2014 (as initially reported)	measurement period adjustments	June 1, 2014 (as adjusted)
Assets:
Cash and cash equivalents	$148,257	$—	$148,257
Loans, excluding purchased credit impaired loans	477,841		477,841
Purchased credit impaired loans	121,684		121,684
Investments	204,723		204723
Interest receivable	2,007		2,007
Branch real estate	1,594		1,594
Furniture and fixtures	1,282		1,282
Bank property held for sale	7,119		7119
Federal Reserve Bank and Federal Home Loan Bank stock	5,576		5576
Bank owned life insurance	2,555		2,555
OREO covered by FDIC loss share agreements	22,731		22,731
Other repossessed real estate owned (“OREO”)	454		454
Core deposit intangible	7,396		7,396
Goodwill	541	(242)	299
Deferred tax asset	43,889	242	44,131
Other assets	4,581		4,581
Total assets acquired	$1,052,230	—	$1,052,230
Liabilities:
Deposits	662,959		662,959
Federal Home Loan Bank advances	189,674		189674
Repurchase agreements	58		58
Other liabilities	4,135		4,135
Total liabilities assumed	$856,826	$—	$856,826

Pro-forma information

Pro-forma data for the twelve month period ending December 31, 2013 listed in the table below presents pro-forma information as if the Gulfstream acquisition occurred at the beginning of 2013. Because the Gulfstream transaction closed on January 17,

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2014, 2013 and 2012

2014 and its actual results are included in the Company’s actual operating results for 2014, its actual results were used in the table below for the twelve month period ending December 31, 2014 instead of a pro-forma amount.   The pro-forma information for the twelve month periods ending December 31, 2014 and 2013 assumes the FSB acquisition occurred at the beginning of 2013.

	Years ended December 31,
	2014	2013
Net interest income	$143,527	$153,719
Net income available to common shareholders	20,066	21,390
EPS - basic	$0.45	$0.48
EPS - diluted	$0.44	$0.47

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

(27)	Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At years ended December 31, 2014 and 2013, the notional amount of such arrangements was $240,779 and $91,058, respectively, and investment securities with a fair value of $10,445 and $6,140 were pledged as collateral to the third party dealers.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	2014	2013
Notional amount	$240,779	$91,058
Weighted average pay rate on interest-rate swaps	3.96%	4.34%
Weighted average receive rate on interest rate swaps	1.50%	1.71%
Weighted average maturity (years)	11	10
Fair value of interest rate swap derivatives (asset)	$6,800	$2,603
Fair value of interest rate swap derivatives (liability)	$7,575	$2,496

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davenport, State of Florida, on the 5th day of March, 2015.

CENTERSTATE BANKS, INC.

/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman of the Board,
President and Chief Executive Officer

/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 5, 2015.

Signature	Title

/s/ Ernest S. Pinner	Chairman of the Board
Ernest S. Pinner	President and Chief Executive Officer

/s/ James H. Bingham	Director
James H. Bingham

/s/ G. Robert Blanchard, Jr.	Director
G. Robert Blanchard, Jr.

/s/ C. Dennis Carlton	Director
C. Dennis Carlton

/s/ Michael F. Ciferri	Director
Michael F. Ciferri

/s/ John C. Corbett	Director
John C. Corbett

/s/ Griffin A. Greene	Director
Griffin A. Greene

/s/ Charles W. McPherson	Director
Charles W. McPherson

/s/ G. Tierso Nunez II	Director
G. Tierso Nunez II

/s/ Thomas E. Oakley	Director
Thomas E. Oakley

/s/ William Knox Pou, Jr.	Director
William Knox Pou, Jr.

/s/ Daniel R. Richey	Director
Daniel R. Richey

/s/ Joshua A. Snively	Director
Joshua A. Snively

CenterState Banks, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2014

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