Form 10-Q
period 2015-03-31
CenterState Banks, Inc.
filed 2015-05-04
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	45,442,124 shares
(class)	Outstanding at April 30, 2015

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

ASSETS	March 31, 2015	December 31, 2014
Cash and due from banks	$59,295	$52,067
Federal funds sold and Federal Reserve Bank deposits	197,046	106,346
Cash and cash equivalents	256,341	158,413
Trading securities, at fair value	1,017	3,420
Investment securities available for sale, at fair value	520,247	517,457
Investment securities held to maturity (fair value of $230,439 and $238,431
at March 31, 2015 and December 31, 2014, respectively)	228,870	237,362
Loans held for sale, at lower of cost or fair value	522	1,251

Loans, excluding purchased credit impaired	2,201,395	2,152,759
Purchased credit impaired loans	263,268	276,766
Allowance for loan losses	(20,980)	(19,898)
Net Loans	2,443,683	2,409,627

Bank premises and equipment, net	100,526	98,848
Accrued interest receivable	9,275	8,999
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	14,011	14,219
Goodwill	76,739	76,739
Core deposit intangible	13,789	14,417
Trust intangible	946	984
Bank owned life insurance	84,137	83,544
Other repossessed real estate owned covered by FDIC loss share agreements	13,528	19,404
Other repossessed real estate owned	7,586	8,896
FDIC indemnification asset	41,594	49,054
Deferred income tax asset, net	48,502	49,587
Bank property held for sale	2,449	2,675
Prepaid expense and other assets	24,810	21,973
TOTAL ASSETS	$3,888,572	$3,776,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,112,282	$1,048,874
Demand - interest bearing	623,370	607,359
Savings and money market accounts	954,685	947,995
Time deposits	459,035	487,812
Total deposits	3,149,372	3,092,040

Securities sold under agreement to repurchase	31,071	27,022
Federal funds purchased	187,443	151,992
Corporate debentures	23,961	23,917
Accrued interest payable	293	336
Payables and accrued expenses	33,367	29,085
Total liabilities	3,425,507	3,324,392

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 45,408,924 and 45,323,553 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	454	453
Additional paid-in capital	389,578	388,698
Retained earnings	67,966	59,273
Accumulated other comprehensive income	5,067	4,053
Total stockholders' equity	463,065	452,477

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,888,572	$3,776,869

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
Interest income:	March 31, 2015	March 31, 2014
Loans	$34,268	$25,729
Investment securities available for sale:
Taxable	4,282	3,478
Tax-exempt	539	336
Federal funds sold and other	396	239
	39,485	29,782
Interest expense:
Deposits	1,447	1,337
Securities sold under agreement to repurchase	49	23
Federal funds purchased	132	6
Corporate debentures	237	223
	1,865	1,589

Net interest income	37,620	28,193
Provision for loan losses	1,642	(41)
Net interest income after loan loss provision	35,978	28,234

Non interest income:
Correspondent banking capital markets revenue	5,694	3,136
Other correspondent banking related revenue	1,106	795
Service charges on deposit accounts	2,261	2,262
Debit, prepaid, ATM and merchant card related fees	1,701	1,506
Wealth management related revenue	970	1,217
FDIC indemnification income	667	1,268
FDIC indemnification asset amortization	(4,350)	(5,185)
Bank owned life insurance income	593	352
Other service charges and fees	439	409
Total other income	9,081	5,760

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	March 31, 2015	March 31, 2014
Non interest expense:
Salaries, wages and employee benefits	19,580	15,681
Occupancy expense	2,445	1,960
Depreciation of premises and equipment	1,433	1,478
Supplies, stationary and printing	365	227
Marketing expenses	538	620
Data processing expense	1,330	1,039
Legal, audit and other professional fees	735	775
Core deposit intangible ("CDI") amortization	628	331
Postage and delivery	368	268
ATM and debit card related expenses	433	474
Bank regulatory expenses	910	631
(Gain) loss on sale of repossessed real estate (“OREO”)	(1,528)	77
Valuation write down of repossessed real estate (“OREO”)	389	1,020
Gain on repossessed assets other than real estate	(1)	(2)
Foreclosure related expenses	623	729
Merger and acquisition related expenses	-	2,347
Branch closure and efficiency initiatives	-	3,158
Other expenses	2,355	1,590
Total other expenses	30,603	32,403

Income before provision for income taxes	14,456	1,591
Provision for income taxes	5,308	538
Net income	$9,148	$1,053

Other comprehensive income, net of tax:
Unrealized securities holding gain, net of income taxes	$1,014	$1,128
Less: reclassified adjustments for gain included in net income, net of income taxes, of $0 and $0 ,respectively	-	-
Net unrealized gain on available for sale securities, net of income taxes	$1,014	$1,128

Total comprehensive income	$10,162	$2,181

Earnings per share:
Basic	$0.20	$0.03
Diluted	$0.20	$0.03
Common shares used in the calculation of earnings per share:
Basic (1)	45,127,940	34,465,022
Diluted (1)	45,657,624	34,862,703

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2015 and 2014 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		Other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2014	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379

Net income				1,053		1,053
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $708					1,128	1,128

Dividends paid - common ($0.01 per share)				(355)		(355)
Stock grants issued	19,856		216			216
Stock based compensation expense			67			67
Stock options exercised, including tax benefit	207,658	2	907			909
Stock issued pursuant to Gulfstream acquisition	5,195,541	52	53,098			53,150
Stock options acquired and converted pursuant to Gulfstream acquisition			3,617			3,617
Balances at March 31, 2014	35,535,530	$355	$287,449	$48,716	$(3,356)	$333,164

Balances at January 1, 2015	45,323,553	$453	$388,698	$59,273	$4,053	$452,477

Net income				9,148		9,148
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $637					1,014	1,014

Dividends paid - common ($0.01 per share)				(455)		(455)
Stock grants issued	45,053	1	607			608
Stock based compensation expense			56			56
Stock options exercised, including tax benefit	40,318	-	217			217
Balances at March 31, 2015	45,408,924	$454	$389,578	$67,966	$5,067	$463,065

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,148	$1,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,642	(41)
Depreciation of premises and equipment	1,433	1,478
Accretion of purchase accounting adjustments	(10,523)	(8,092)
Net amortization of investment securities	2,013	1,175
Net deferred loan origination fees	139	(162)
Trading securities revenue	(174)	(27)
Purchases of trading securities	(38,082)	(28,809)
Proceeds from sale of trading securities	40,659	28,836
Repossessed real estate owned valuation write down	389	1,020
(Gain) loss on sale of repossessed real estate owned	(1,528)	77
Loss on sale of repossessed assets other than real estate	(1)	(2)
Gain on sale of loans held for sale	(164)	(76)
Loans originated and held for sale	(7,431)	(4,610)
Proceeds from sale of loans held for sale	8,324	4,926
Gain on disposal of and or sale of fixed assets	-	(7)
Gain on disposal of bank property held for sale	(41)	-
Impairment on bank property held for sale	682	2,506
Deferred income taxes	452	3,724
Stock based compensation expense	830	187
Bank owned life insurance income	(593)	(352)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	173	(3,234)
Net change in accrued interest payable, accrued expense, and other liabilities	3,804	(3,946)
Net cash provided by (used by) operating activities	11,151	(4,376)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended March 31,
	2015	2014
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	(1,004)	-
Purchases of mortgage backed securities	(22,306)	(176,583)
Proceeds from pay-downs of mortgage backed securities	20,554	17,187
Proceeds from sales of investment securities	-	19,583
Proceeds from sales of mortgage backed securities	-	41,233
Held to maturity securities:
Purchases of investment securities	(37,882)	-
Proceeds from called investment securities	37,110	-
Proceeds from pay-downs of mortgage backed securities	8,868	-
Proceeds from sales of FHLB and FRB stock	208	1,055
Net (increase) decrease in loans	(28,103)	22,898
Cash received from FDIC loss sharing agreements	3,654	5,299
Purchases of premises and equipment, net	(3,111)	3,470
Proceeds from sale of repossessed real estate	11,589	6,762
Proceeds from sale of fixed assets	-	7
Proceeds from sale of bank property held for sale	555	-
Net cash from bank acquisitions	-	77,005
Net cash (used in) provided by investing activities	(9,868)	17,916
Cash flows from financing activities:
Net increase in deposits	57,567	23,629
Net increase (decrease) in securities sold under agreement to repurchase	4,049	(1,917)
Net increase in federal funds purchased	35,451	15,274
Net decrease in other borrowings	-	(5,708)
Net decrease in payable to shareholders for acquisitions	(184)	-
Stock options exercised, including tax benefit	217	909
Dividends paid	(455)	(355)
Net cash used in financing activities	96,645	31,832

Net increase in cash and cash equivalents	97,928	45,372
Cash and cash equivalents, beginning of period	158,413	174,889
Cash and cash equivalents, end of period	$256,341	$220,261

Transfer of loans to other real estate owned	$3,264	$3,432
Transfers of bank property to held for sale	$970	$4,647

Cash paid during the period for:
Interest	$2,187	$1,727
Income taxes	$170	$1,520

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month  period ended March 31, 2015 are not necessarily indicative of the results expected for the full year.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. Average stock options outstanding that were anti dilutive during the three month periods ending March 31, 2015 and 2014 were 586,620 and 1,016,949,  respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	Three months ended March 31,
	2015	2014
Basic
Net income available to common shareholders	$9,148	$1,053
Less: Earnings allocated to participating securities	(51)	-
Net income allocated to common shareholders	$9,097	$1,053

Weighted average common shares outstanding
including participating securities	45,379,982	34,465,022
Less: Participating securities	(252,042)	-
Average shares	45,127,940	34,465,022
Basic earnings per common share	$0.20	$0.03

Diluted
Net income available to common shareholders	$9,097	$1,053
Weighted average common shares outstanding for
basic earnings per common share	45,127,940	34,465,022
Add: Dilutive effects of stock based compensation awards	529,684	397,681
Average shares and dilutive potential common shares	45,657,624	34,862,703
Diluted earnings per common share	$0.20	$0.03

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

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2015
Assets:
Trading securities	$1,017	—	$1,017	—
Available for sale securities
U.S. Treasury securities	1,006	—	1,006	—
Mortgage backed securities	480,341	—	480,341	—
Municipal securities	38,900	—	38,900	—
Interest rate swap derivatives	10,467	—	10,467	—

Liabilities:
Interest rate swap derivatives	11,667	—	11,667	—

at December 31, 2014
Assets:
Trading securities	$3,420	—	$3,420	—
Available for sale securities
U.S. government sponsored entities and agencies	3	—	3	—
Mortgage backed securities	478,633	—	478,633	—
Municipal securities	38,821	—	38,821	—
Interest rate swap derivatives	6,800	—	6,800	—

Liabilities:
Interest rate swap derivatives	7,575	—	7,575	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2015, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2015
Assets:
Impaired loans
Residential real estate	$3,302	—	—	$3,302
Commercial real estate	4,360	—	—	4,360
Land, land development and construction	1,228	—	—	1,228
Commercial	380	—	—	380
Consumer	98	—	—	98
Other real estate owned
Residential real estate	443	—	—	443
Commercial real estate	3,185	—	—	3,185
Land, land development and construction	4,856	—	—	4,856
Bank property held for sale	2,449	—	—	2,449

at December 31, 2014
Assets:
Impaired loans
Residential real estate	$2,971	—	—	$2,971
Commercial real estate	4,854	—	—	4,854
Land, land development and construction	1,731	—	—	1,731
Commercial	167	—	—	167
Consumer	102	—	—	102
Other real estate owned
Residential real estate	448	—	—	448
Commercial real estate	2,363	—	—	2,363
Land, land development and construction	2,240	—	—	2,240
Bank property held for sale	2,675	—	—	2,675

Impaired loans with specific valuation allowances and/or partial charge-offs had a recorded investment of $10,232 with a valuation allowance of $864, at March 31, 2015, and a recorded investment of $10,677, with a valuation allowance of $852, at December 31, 2014. The Company recorded a provision for loan loss expense of $120  on these loans during the three months period ending March 31, 2015.  The Company recorded a provision for loan loss expense of $380 on these loans during the three months period ending March 31, 2014, respectively.

Other real estate owned had a decline in fair value of $389 and $1,020 during the three month periods ending March 31, 2015 and 2014, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon comparative sales data provided by real estate brokers. The Company recognized an impairment charge of $682 and $2,506 during the three month periods ending March 31, 2015 and 2014, respectively, related to bank properties held-for-sale.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at March 31, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$256,341	$256,341	$-	$-	$256,341
Trading securities	1,017	-	1,017	-	1,017
Investment securities available for sale	520,247	-	520,247	-	520,247
Investment securities held to maturity	228,870	-	230,439	-	230,439
FHLB and FRB stock	14,011	-	-	-	n/a
Loans held for sale	522	-	522	-	522
Loans, less allowance for loan losses of $20,980	2,443,683	-	-	2,451,451	2,451,451
FDIC indemnification asset	41,594	-	-	-	n/a
Interest rate swap derivatives	10,467	-	10,467	-	10,467
Accrued interest receivable	9,275	-	-	9,275	9,275

Financial liabilities:
Deposits- without stated maturities	$2,690,337	$2,690,337	$-	$-	$2,690,337
Deposits- with stated maturities	459,035	-	460,919	-	460,919
Securities sold under agreement to repurchase	31,071	-	31,071	-	31,071
Federal funds purchased	187,443	-	187,443	-	187,443
Corporate debentures	23,961	-	-	19,345	19,345
Interest rate swap derivatives	11,667	-	11,667	-	11,667
Accrued interest payable	293	-	293	-	293

		Fair value measurements
at December 31, 2014	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$158,413	$158,413	$-	$-	$158,413
Trading securities	3,420	—	3,420	—	3,420
Investment securities available for sale	517,457	—	517,457	—	517,457
Investment securities held to maturity	237,362	—	238,431	—	238,431
FHLB and FRB stock	14,219	—	—	—	n/a
Loans held for sale	1,251	—	1,251	—	1,251
Loans, less allowance for loan losses of $19,898	2,409,627	—	—	2,418,405	2,418,405
FDIC indemnification asset	49,054	—	—	—	n/a
Interest rate swap derivatives	6,800	—	6,800	—	6,800
Accrued interest receivable	8,999	—	—	8,999	8,999

Financial liabilities:
Deposits- without stated maturities	$2,604,228	$2,604,228	$-	$-	$2,604,228
Deposits- with stated maturities	487,812	—	491,999	—	491,999
Securities sold under agreement to repurchase	27,022	—	27,022	—	27,022
Federal funds purchased	151,992	—	151,992	—	151,992
Corporate debentures	23,917	—	—	19,722	19,722
Interest rate swap derivatives	7,575	—	7,575	—	7,575
Accrued interest payable	336	—	336	—	336

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month periods ending March 31, 2015 and 2014.

	Three month period ending March 31, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$37,751	$1,734	$-	$-	$39,485
Interest expense	(1,496)	(132)	(237)	-	(1,865)
Net interest income (expense)	36,255	1,602	(237)	-	37,620
Provision for loan losses	(1,511)	(131)	-	-	(1,642)
Non interest income	2,281	6,800	-	-	9,081
Non interest expense	(23,899)	(5,595)	(1,109)	-	(30,603)
Net income (loss) before taxes	13,126	2,676	(1,346)	-	14,456
Income tax (provision) benefit	(4,792)	(1,032)	516	-	(5,308)
Net income (loss)	$8,334	$1,644	$(830)	$-	$9,148
Total assets	$3,573,573	$305,667	$493,374	$(484,042)	$3,888,572

	Three month period ending March 31, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$29,070	$712	$-	-	$29,782
Interest expense	(1,361)	(5)	(223)	-	(1,589)
Net interest income (expense)	27,709	707	(223)	-	28,193
Provision for loan losses	41	-	-	-	41
Non interest income	1,829	3,931	-	-	5,760
Non interest expense	(27,167)	(4,378)	(858)	-	(32,403)
Net income before taxes	2,412	260	(1,081)	-	1,591
Income tax (provision) benefit	(849)	(100)	411	-	(538)
Net income (loss)	$1,563	$160	$(670)	-	$1,053
Total assets	$2,835,871	$164,599	$363,107	$(357,880)	$3,005,697

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

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,004	$2	$ ---	$1,006
Mortgage backed securities	473,592	7,801	1,052	480,341
Municipal securities	37,403	1,519	22	38,900
Total available-for-sale	$511,999	$9,322	$1,074	$520,247

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$3	$ ---	$ ---	$3
Mortgage backed securities	473,396	6,897	1,660	478,633
Municipal securities	37,460	1,412	51	38,821
Total available-for-sale	$510,859	$8,309	$1,711	$517,457
The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2014 consisted of the securities acquired through the Gulfstream Business Bank (“GSB”) acquisition. These acquired securities were marked to fair value and subsequently sold after the acquisition date, therefore no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the three months ended March 31, 2015 and 2014 were as follows:

For the three months ended:	March 31, 2015	March 31, 2014
Proceeds	$-	$60,816
Gross gains	-	-
Gross losses	-	-

The tax provision related to these net realized gains was $0 and $0, respectively.

The fair value of available for sale securities at March 31, 2015 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Amortized
Investment securities available for sale:	Fair Value	Cost
Due in one year or less	$527	$516
Due after one year through five years	2,562	2,499
Due after five years through ten years	17,292	16,622
Due after ten years through thirty years	19,525	18,770
Mortgage backed securities	480,341	473,592
Total available-for-sale	$520,247	$511,999

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Available for sale securities pledged at March 31, 2015 and December 31, 2014 had a carrying amount (estimated fair value) of $134,044 and $139,297 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$47,040	$91	$61,245	$961	$108,285	$1,052
Municipal securities	2,155	22	-	-	2,155	22
Total temporarily impaired
available-for-sale securities	$49,195	$113	$61,245	$961	$110,440	$1,074

	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$15,876	$41	$99,010	$1,619	$114,886	$1,660
Municipal securities	-	-	3,194	51	3,194	51
Total temporarily impaired
available-for-sale securities	$15,876	$41	$102,204	$1,670	$118,080	$1,711

At March 31, 2015, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-Maturity

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of March 31, 2015 and December 31, 2014.

	March 31, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$42,779	$159	$-	$42,938
Mortgage backed securities	152,458	1,028	1	153,485
Municipal securities	33,633	408	25	34,016
Total held-to-maturity	$228,870	$1,595	$26	$230,439

	December 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$49,793	$122	$-	$49,915
Mortgage backed securities	161,727	654	-	162,381
Municipal securities	25,842	305	12	26,135
Total held to maturity	$237,362	$1,081	$12	$238,431

Held to maturity securities pledged at March 31, 2015 and December 31, 2014 had an estimated fair value of $57,042 and $51,531 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2015, there were no holdings of held to maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held to maturity securities at March 31, 2015 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Investment securities held to maturity	Fair Value	Cost
Due after five years through ten years	$29,846	$29,756
Due after ten years through thirty years	47,108	46,656
Mortgage backed securities	153,485	152,458
Total held-to-maturity	$230,439	$228,870

The following table shows the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at March 31, 2015 and December 31, 2014.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	March 31, 2015
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$15,932	$1	$-	$-	$15,932	$1
Municipal securities	3,566	25	-	-	3,566	25
Total temporarily impaired
held-to-maturity securities	$19,498	$26	$-	$-	$19,498	$26

	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal securities	$2,475	$12	$-	$-	2,475	12
Total temporarily impaired
held-to-maturity securities	$2,475	$12	$-	$-	$2,475	$12

At March 31, 2015, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2015	December 31, 2014
Loans excluding PCI loans
Real estate loans
Residential	$604,811	$589,068
Commercial	1,154,682	1,132,933
Land, development and construction	85,186	79,002
Total real estate	1,844,679	1,801,003
Commercial	297,442	294,493
Consumer and other loans	58,484	56,334
Loans before unearned fees and deferred cost	2,200,605	2,151,830
Net unearned fees and costs	790	929
Total loans excluding PCI loans	2,201,395	2,152,759
PCI loans (note 1)
Real estate loans
Residential	101,365	102,009
Commercial	131,270	140,977
Land, development and construction	24,294	24,032
Total real estate	256,929	267,018
Commercial	5,615	8,953
Consumer and other loans	724	795
Total PCI loans	263,268	276,766
Total loans	2,464,663	2,429,525
Allowance for loan losses for loans that are not PCI loans	(20,842)	(19,384)
Allowance for loan losses for PCI loans	(138)	(514)
Total loans, net of allowance for loan losses	$2,443,683	$2,409,627

The following sets forth the covered FDIC loans included in the table above.

	March 31, 2015	December 31, 2014
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$3,737	$3,895
Commercial	32,637	33,606
Land, development and construction	1,002	866
Total real estate	37,376	38,367
Commercial	1,087	1,253
Consumer and other loans	-	-
FDIC covered loans, excluding PCI loans	38,463	39,620
FDIC covered PCI loans (note 1)
Real estate loans
Residential	97,032	98,075
Commercial	108,937	116,457
Land, development and construction	14,987	15,395
Total real estate	220,956	229,927
Commercial	2,595	4,974
Consumer and other loans	-	-
Total FDIC covered PCI loans	223,551	234,901
Total FDIC covered loans	262,014	274,521
Allowance for loans losses for FDIC covered	(138)	(514)
Total covered loans, net of allowance for loan losses	$261,876	$274,007

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

Three months ended March 31, 2015	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(949)	(77)	(1,026)
Recoveries of loans previously charged-off	466	-	466
Net charge-offs	(483)	(77)	(560)
Provision (recovery) for loan losses	1,941	(299)	1,642
Balance at end of period	$20,842	$138	$20,980

Three months ended March 31, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(1,160)	-	(1,160)
Recoveries of loans previously charged-off	843	-	843
Net charge-offs	(317)	-	(317)
(Recovery) provision for loan losses	(464)	423	(41)
Balance at end of period	$18,913	$1,183	$20,096

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended March 31, 2015
Beginning of the period	$6,743	$8,269	$752	$2,330	$1,290	$19,384
Charge-offs	(328)	(60)	(71)	(278)	(212)	(949)
Recoveries	314	45	1	46	60	466
Provision for loan losses	37	1,057	147	435	265	1,941
Balance at end of period	$6,766	$9,311	$829	$2,533	$1,403	$20,842

Three months ended March 31, 2014
Beginning of the period	$8,785	$6,441	$3,069	$510	$889	$19,694
Charge-offs	(687)	(16)	(77)	(200)	(180)	(1,160)
Recoveries	455	314	23	1	50	843
(Recovery) provision for loan losses	(741)	599	(1,227)	645	260	(464)
Balance at end of period	$7,812	$7,338	$1,788	$956	$1,019	$18,913

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended March 31, 2015
Beginning of the period	$-	$372	$6	$136	$-	$514
Charge-offs	-	(77)	-	-	-	(77)
Recoveries	-	-	-	-	-	-
(Recovery) provision for loan losses	-	(165)	(2)	(132)	-	(299)
Balance at end of period	$-	$130	$4	$4	$-	$138

Three months ended March 31, 2014
Beginning of the period	$-	$138	$89	$533	$-	$760
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision (recovery) for loan losses	-	485	-	(62)	-	423
Balance at end of period	$-	$623	$89	$471	$-	$1,183

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of March 31, 2015	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$431	$351	$278	$5	$36	$1,101
Collectively evaluated for impairment	6,335	8,960	551	2,528	1,367	19,741
Purchased credit impaired	-	130	4	4	-	138
Total ending allowance balance	$6,766	$9,441	$833	$2,537	$1,403	$20,980

Loans:
Individually evaluated for impairment	$8,578	$10,419	$1,888	$833	$464	$22,182
Collectively evaluated for impairment	596,233	1,144,263	83,298	296,609	58,020	2,178,423
Purchased credit impaired	101,365	131,270	24,294	5,615	724	263,268
Total ending loan balances	$706,176	$1,285,952	$109,480	$303,057	$59,208	$2,463,873

	Real Estate Loans
As of December 31, 2014	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$419	$403	$272	$4	$17	$1,115
Collectively evaluated for impairment	6,324	7,866	480	2,326	1,273	18,269
Purchased credit impaired	-	372	6	136	-	514
Total ending allowance balance	$6,743	$8,641	$758	$2,466	$1,290	$19,898

Loans:
Individually evaluated for impairment	$9,980	$10,902	$2,748	$1,365	$255	$25,250
Collectively evaluated for impairment	579,088	1,122,031	76,254	293,128	56,079	2,126,580
Purchased credit impaired	102,009	140,977	24,032	8,953	795	276,766
Total ending loan balance	$691,077	$1,273,910	$103,034	$303,446	$57,129	$2,428,596

Loans collectively evaluated for impairment reported at March 31, 2015 include loans acquired from First Southern Bank (“FSB”) on June 1, 2014 and from GSB on January 17, 2014 that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment for loans acquired from GSB at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances, and the fair value adjustment for loans acquired from FSB at the acquisition date was approximately $10,725, or approximately 2.0% of the outstanding aggregate loan balances.

As of the end of the current quarter, the Company has a 14 month history with the performing loans acquired from GSB. Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and, based on this evaluation, has increased the probable incurred loss amount at March 31, 2015 to $1,944. Management considered the accretion of the credit discount, levels of and trends in non-performing loans, past due loans, adverse loan grade classification changes, net charge-offs and impaired loans in arriving at its estimate.

As of the end of the current quarter, the Company has a 10 month history with the performing loans acquired from FSB. The Company estimated the probable incurred losses in this group of loans and an initial general loan loss allowance of $1,052 was

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

recorded at March 31, 2015. Management considered the accretion of the discount, levels of and trends in non-performing loans, past due loans, adverse loan classification changes, net charge-offs and impaired loans.

The table below summarizes impaired loan data for the periods presented.

	Mar. 31, 2015	Dec 31, 2014
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$10,617	$11,418
Nonperforming TDRs (these are included in NPLs)	4,049	3,648
Total TDRs (these are included in impaired loans)	14,666	15,066
Impaired loans that are not TDRs	7,516	10,184
Total impaired loans	$22,182	$25,250

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

TDRs as of March 31, 2015 and December 31, 2014 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of March 31, 2015	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,708	$1,597	$8,305
Commercial	2,309	2,004	4,313
Land, development, construction	515	235	750
Total real estate loans	9,532	3,836	13,368
Commercial	672	161	833
Consumer and other	413	52	465
Total TDRs	$10,617	$4,049	$14,666

As of December 31, 2014	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,201	$1,523	$8,724
Commercial	2,762	1,794	4,556
Land, development, construction	547	241	788
Total real estate loans	10,510	3,558	14,068
Commercial	706	37	743
Consumer and other	202	53	255
Total TDRs	$11,418	$3,648	$15,066

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $94 and partial charge offs of $63 on the TDR loans described above during the three month period ending March 31, 2015.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 72% of our TDRs are current pursuant to their modified terms, and $4,049, or approximately 28% of our total TDRs

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending March 31, 2015 and 2014.

	Period ending		Period ending
	March 31, 2015		March 31, 2014
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	3	$529	-	$-
Commercial real estate	3	467	4	1,319
Land, development, construction	2	235	-	-
Commercial and Industrial	1	43	2	33
Consumer and other	2	34	-	-
Total	11	$1,308	6	$1,352

The Company recorded a provision for loan loss expense of $40  and $15, and partial charge offs of $31 and $21 on TDR loans that subsequently defaulted as described above during the three month periods ending March 31, 2015 and 2014, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of March 31, 2015	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,627	$5,481	$-
Commercial real estate	8,812	8,629	-
Land, development, construction	1,244	654	-
Commercial and industrial	595	586	-
Consumer, other	159	159	-

With an allowance recorded:
Residential real estate	3,258	3,097	431
Commercial real estate	1,997	1,790	351
Land, development, construction	1,292	1,234	278
Commercial and industrial	297	247	5
Consumer, other	318	305	36
Total	$23,599	$22,182	$1,101

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2014	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$6,797	$6,672	$-
Commercial real estate	8,208	8,059	-
Land, development, construction	2,234	1,606	-
Commercial and industrial	1,132	1,129	-
Consumer, other	-	-	-

With an allowance recorded:
Residential real estate	3,451	3,308	419
Commercial real estate	3,024	2,843	403
Land, development, construction	1,187	1,142	272
Commercial and industrial	283	236	4
Consumer, other	267	255	17
Total	$26,583	$25,250	$1,115

Three month period ending March 31, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,279	$63	$-
Commercial	10,661	63	-
Land, development, construction	2,317	6	-
Total real estate loans	22,257	132	-

Commercial and industrial	1,099	8	-
Consumer and other loans	360	5	-
Total	$23,716	$145	$-

Three month period ending March 31, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,078	$77	$-
Commercial	12,625	28	-
Land, development, construction	1,383	9	-
Total real estate loans	23,086	114	-

Commercial and industrial	1,918	21	-
Consumer and other loans	328	3	-
Total	$25,332	$138	$-

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

Nonperforming loans were as follows:	Mar. 31, 2015	Dec 31, 2014
Non accrual loans	$26,857	$25,595
Loans past due over 90 days and still accruing interest	-	-
Total non performing loans	$26,857	$25,595

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014, excluding purchased credit impaired loans:

As of March 31, 2015	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$12,836	$-
Commercial real estate	9,737	-
Land, development, construction	1,816	-
Commercial	2,190	-
Consumer, other	278	-
Total	$26,857	$-

As of December 31, 2014	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,901	$-
Commercial real estate	8,470	-
Land, development, construction	2,374	-
Commercial	2,475	-
Consumer, other	375	-
Total	$25,595	$-

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014, excluding purchased credit impaired loans:

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of March 31, 2015
Residential real estate	$604,811	$2,570	$949	$-	$3,519	$588,456	$12,836
Commercial real estate	1,154,682	3,861	2,227	-	6,088	1,138,857	9,737
Land/dev/construction	85,186	236	508	-	744	82,626	1,816
Commercial	297,442	613	2,207	-	2,820	292,432	2,190
Consumer	58,484	194	137	-	331	57,875	278
	$2,200,605	$7,474	$6,028	$-	$13,502	$2,160,246	$26,857

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2014
Residential real estate	$589,068	$2,162	$1,451	$-	$3,613	$573,554	$11,901
Commercial real estate	1,132,933	1,840	3,394	-	5,234	1,119,229	8,470
Land/dev/construction	79,002	378	404	-	782	75,846	2,374
Commercial	294,493	1,427	1,492	-	2,919	289,099	2,475
Consumer	56,334	411	149	-	560	55,399	375
	$2,151,830	$6,218	$6,890	$-	$13,108	$2,113,127	$25,595

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

		As of March 31, 2015
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$575,010	$7,085	$22,716	$-
Commercial real estate	1,088,608	31,892	34,182	-
Land/dev/construction	73,960	7,703	3,523	-
Commercial	290,747	3,919	2,776	-
Consumer	57,707	272	505	-
Total	$2,086,032	$50,871	$63,702	$-

		As of December 31, 2014
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$558,312	$7,053	$23,703	$ -
Commercial real estate	1,063,979	34,953	34,001	-
Land/dev/construction	65,216	9,731	4,055	-
Commercial	285,549	4,419	4,525	-
Consumer	55,590	278	466	-
Total	$2,028,646	$56,434	$66,750	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of March 31, 2015 and December 31, 2014:

As of March 31, 2015	Residential	Consumer
Performing	$591,975	$58,206
Nonperforming	12,836	278
Total	$604,811	$58,484

As of December 31, 2014	Residential	Consumer
Performing	$577,167	$55,959
Nonperforming	11,901	375
Total	$589,068	$56,334

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2015 and December 31, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Mar. 31, 2015	Dec. 31, 2014
Contractually required principal and interest	$411,235	$460,836
Non-accretable difference	(36,309)	(68,757)
Cash flows expected to be collected	374,926	392,079
Accretable yield	(111,658)	(115,313)
Carrying value of acquired loans	263,268	276,766
Allowance for loan losses	(138)	(514)
Carrying value less allowance for loan losses	$263,130	$276,252

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $6,057 and $7,294 from non-accretable difference to accretable yield during the three month periods ending March 31, 2015 and 2014 to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month periods ending March 31, 2015 and 2014.

Activity during the		Effect of	income	all other
three month period ending March 31, 2015	Dec 31, 2014	acquisitions	accretion	adjustments	Mar 31, 2015
Contractually required principal and interest	$460,836	$-	$-	$(49,601)	$411,235
Non-accretable difference	(68,757)	-	-	32,448	(36,309)
Cash flows expected to be collected	392,079	-	-	(17,153)	374,926
Accretable yield	(115,313)	-	9,930	(6,275)	(111,658)
Carry value of acquired loans	$276,766	$-	$9,930	$(23,428)	$263,268

Activity during the		Effect of	income	all other
three month period ending March 31, 2014	Dec 31, 2013	acquisitions	accretion	adjustments	Mar 31, 2014
Contractually required principal and interest	$389,537	$48,289	$-	$(23,441)	$414,385
Non-accretable difference	(55,304)	(11,766)	-	11,008	(56,062)
Cash flows expected to be collected	334,233	36,523	-	(12,433)	358,323
Accretable yield	(102,812)	(6,455)	8,231	(6,487)	(107,523)
Carry value of acquired loans	$231,421	$30,068	$8,231	$(18,920)	$250,800

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7: FDIC indemnification asset

The FDIC indemnification asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010, the acquisition of two failed banks in 2012 and the assumption of Loss Share Agreements of two failed banks assumed by the Company pursuant to its acquisition of FSB in June 2014. The activity in the FDIC loss share indemnification asset is as follows:

	Three month period ended Mar 31, 2015	Twelve month period ended Dec 31, 2014
Beginning of the year	$49,054	$73,877
Effect of acquisition	-	2,636
Amortization, net	(4,316)	(20,664)
Indemnification revenue	906	3,098
Indemnification of foreclosure expense	(157)	237
Proceeds from FDIC	(3,654)	(10,014)
Impairment (recovery) of loan pool	(239)	(116)
Period end balance	$41,594	$49,054

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

	Three month period ended Mar 31, 2015	Twelve month period ended Dec 31, 2014
Beginning of the year	$1,205	$444
Effect of acquisition	-	682
True-up liability accrual	34	79
Period end balance	$1,239	$1,205

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and the percentage of that loss to be reimbursed by the FDIC is recognized as income from FDIC reimbursement, and included in this line item. During the three month period ended March 31, 2015, there was a recovery of a prior period impairment, as such, the estimated amount of impairment decreased, which resulted in a reduction of indemnification income of $239.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8: Subsequent Events

On April 8, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with NexBank SSB (the “Lender”) providing for revolving loans of up to an aggregate principal amount of $25,000.  Borrowings under the Loan Agreement accrue interest at 90 day LIBOR plus 3.5% per annum.  In addition, the Company must pay commitment fees quarterly in arrears on the daily average amount of the unused portion of the revolving loan amount for the period from December 1, 2015 up to and including the maturity date, at the rate of 0.25% per annum.  The maturity date of the Loan Agreement is April 1, 2018, at which time all outstanding amounts under the Loan Agreement will become due and payable.  In connection with entering into the Loan Agreement, the Company issued to the Lender a Revolving Promissory Note dated as of April 8, 2015 (the “Promissory Note”). Refer to Form 8-K filed on April 10, 2015, incorporated herein by reference, for a description and terms of the Promissory Note.

On April 16, 2015, CenterState entered into a purchase and assumption agreement with SouthBank, a Federal Savings Bank, and its parent company, Commonwealth Savingshares Corporation, whereby CenterState agreed to purchase a banking branch office building in Palm Beach Garden, Florida, for an appraised value of approximately $1,950 and assume deposit liabilities of approximately $18,500.  CenterState also agreed to pay a $100 premium for the deposits.  CenterState will not purchase any loans from SouthBank.  The transaction is expected to close during the third quarter of 2015, subject to ordinary and customary regulatory approvals.  The Company plans to consolidate two of its nearby existing branches in leased facilities into this building, which management deems a more desirable location.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts presented herein are in thousands, except per share data,

or unless otherwise noted.)

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2015 AND DECEMBER 31, 2014

Overview

Our total assets increased approximately 3% between December 31, 2014 and March 31, 2015 which was primarily the result of an increase in our deposits and federal funds purchased.  The deposit growth was primarily in commercial checking.  The growth in liquidity from the liability increases was used primarily to support the 9% annualized loan growth (excluding PCI loans) during the quarter.  Our loan to deposit ratio was 78.6% and 78.3% at December 31, 2014 and March 31, 2015, respectively.

These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $197,046 at March 31, 2015 (approximately 5.1% of total assets) as compared to $106,346 at December 31, 2014 (approximately 2.8% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $520,247 at March 31, 2015 (approximately 13.4% of total assets) compared to $517,457 at December 31, 2014 (approximately 13.7% of total assets), an increase of $2,790 or 0.5%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	three month period ended Mar 31, 2015	three month period ended Mar 31, 2014
Beginning balance	$3,420	$—
Purchases	38,082	28,809
Proceeds from sales	(40,659)	(28,836)
Net realized gain on sales	136	27
Net unrealized gains	38
Ending balance	$1,017	$—

Investment securities held to maturity

During the third quarter of 2014, we initiated a held to maturity securities portfolio.  At March 31, 2015, we had $228,870 (unamortized cost basis) of securities with an estimated fair value of $230,439, resulting in a net unrecognized gain of $1,569.  It is anticipated that it is more likely than not that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

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

	three month period ended Mar 31, 2015	three month period ended Mar 31, 2014
Beginning balance	$1,251	$1,010
Acquired from Gulfstream	—	247
Loans originated	7,431	4,610
Proceeds from sales	(8,324)	(4,926)
Net realized gain on sales	164	76
Ending balance	$522	$1,017

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the three months ended March 31, 2015, were $2,443,756 or 71.7% of average earning assets, as compared to $1,764,647, or 70.7% of average earning assets, for the three month period ending March 31, 2014. Total loans at March 31, 2015 and December 31, 2014 were $2,464,663 and $2,429,525, respectively. This represents a loan to total asset ratio of 63.4% and 64.3% and a loan to deposit ratio of 78.3% and 78.6%, at March 31, 2015 and December 31, 2014, respectively.

Non-PCI loans

At March 31, 2015, we have total Non-PCI loans of $2,201,395 of which approximately $38,463 are covered by FDIC loss share agreements. The covered loans were acquired from our June 1, 2014 acquisition of FSB and the related transfer of its FDIC loss share agreements to us. Total new loans originated during the three month period ended March 31, 2015 approximated $192 million, of which $144 million were funded. The weighted average interest rate on funded loans was approximately 3.97% during the three month period.  The graph below summarizes total loan production and funded loan production over the past nine quarters.

In addition to the increase in production between sequential quarters, our loan origination pipeline increased from $285 million at December 31, 2014 to approximately $308 million at March 31, 2015.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at March 31, 2015 is equal to $263,268 of which $223,551 are covered by FDIC loss sharing agreements.  We acquired both covered and non-covered PCI loans in our acquisition of FSB.  We also acquired FDIC covered loans that are not included in the PCI loan portfolio.  In addition, we also acquired non-covered PCI loans from the GSB acquisition.  The table below summarizes and compares total FDIC covered loans and non FDIC covered loans, and, our total non-PCI loan portfolio and our PCI loan portfolio at March 31, 2015.

	PCI loans	Non-PCI	Total loans
FDIC covered	$223,551	$38,463	$262,014
not covered	39,717	2,162,932	2,202,649
Total	$263,268	$2,201,395	$2,464,663

We have fourteen loss share agreements with the FDIC.  Seven have ten year terms and generally include single family residential loans and the other seven have five year terms and generally include non-single family residential loans.  The table below summarizes the covered loans by acquired bank and by term of the related loss share period at March 31, 2015.

						est rem	percentage
	Loss	Unpaid				life of	of losses	end of
	Share	Principal	Carrying	Difference(2)		loans in	reimbursable	loss share
	Term	Balance	Balance	$	%	years(1)	from FDIC	period	IA
Olde Cypress	5 yrs	$9,043	$7,415	($1,628)	18%	4.9	80%	Jul-15	$358
Comm Bank Bartow	5 yrs	3,384	2,674	(710)	21%	2.8	80%	Aug-15	172
Independent Nat'l Bank	5 yrs	16,272	13,945	(2,327)	14%	1.9	80%	Aug-15	412
Haven Trust Bank	5 yrs	23,365	19,900	(3,465)	15%	3.6	70%/0%/70%	Sep-15	---
First Commercial Bank	5 yrs	83,804	70,327	(13,477)	16%	2.0	70%/30%/75%	Jan-16	1,510
First Guaranty Bank	5 yrs	58,577	38,715	(19,862)	34%	2.3	80%	Jan-17	12,516
Central FL State Bank	5 yrs	11,567	8,302	(3,265)	28%	1.6	80%	Jan-17	2,222
Subtotal		206,012	161,278	(44,734)	22%	2.4			17,190

Olde Cypress	10 yrs	33,351	25,354	(7,997)	24%	5.6	80%	Jul-20	8,126
Comm Bank Bartow	10 yrs	14,957	10,988	(3,969)	27%	8.1	80%	Aug-20	2,949
Independent Nat'l Bank	10 yrs	18,843	14,539	(4,304)	23%	6.2	80%	Aug-20	3,346
Haven Trust Bank	10 yrs	4,447	3,536	(911)	20%	6.3	70%/0%/70%	Sep-20	563
First Commercial Bank	10 yrs	9,694	8,671	(1,023)	11%	3.7	70%/30%/75%	Jan-21	1,050
First Guaranty Bank	10 yrs	42,414	33,157	(9,257)	22%	7.0	80%	Jan-22	7,469
Central FL State Bank	10 yrs	5,781	4,491	(1,290)	22%	5.1	80%	Jan-22	901
Subtotal		129,487	100,736	(28,751)	22%	6.2			24,404

Total		$335,499	$262,014	($73,485)	22%	3.9			$41,594

(1)	This represents an estimate of the weighted average life or timing of the estimated future cash flows as of March 31, 2015.
(2)	Represents the dollar amount difference between the carrying value, or book value, of the loans and the unpaid principal balance (“UPB”), and the dollar amount difference as a percentage of the UPB.

As shown in the table above, total IA at March 31, 2015 was $41,594 of which $14,904 represents a receivable from the FDIC for estimated future loss reimbursements, and $26,690 represents previously estimated loss reimbursements that are no longer expected.  This amount is now expected to be paid (and/or has been paid) by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At March 31, 2015, the $26,690 previously estimated reimbursements from the FDIC is expected to be written off as amortization expense (negative accretion) in the Company’s non-interest income as summarized below.

Period		Year
2Q15	$ 3,943	2017	$ 2,998
3Q15	3,223	2018	2,217
4Q15	2,595	2019	1,869
Year 2016	8,017	2020 thru 2022	1,828
		Total	$ 26,690

The table above is based on management’s most recent quarterly updated projections of possible future losses, cash flows and timing of cash flows.  The above amounts are subject to change, and have changed in past quarters, primarily due to the PCI loan pools performing better than previously estimated.  A summary of the activity in the IA account during the three month period ending March 31, 2015 is presented in the table below.

Balance at 12/31/14	$49,054
Amortization, net	(4,316)
Indemnification revenue	906
Indemnification of foreclosure expenses	(157)
Proceeds received from FDIC	(3,654)
Impairment (recovery) of loan pool(s)	(239)
Balance at 3/31/15	$41,594

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

Total loans at March 31, 2015 are equal to $2,464,663. Of this amount, approximately 85.3% are collateralized by real estate, 12.3 % are commercial non real estate loans and the remaining 2.4% are consumer and other non real estate loans. We have approximately $706,176 of single family residential loans which represents about 29% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 52% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2015	December 31, 2014
Loans excluding PCI loans
Real estate loans
Residential	$604,811	$589,068
Commercial	1,154,682	1,132,933
Land, development and construction	85,186	79,002
Total real estate	1,844,679	1,801,003
Commercial	297,442	294,493
Consumer and other loans	58,484	56,334
Loans before unearned fees and deferred cost	2,200,605	2,151,830
Net unearned fees and costs	790	929
Total loans excluding PCI loans	2,201,395	2,152,759
PCI loans (note 1)
Real estate loans
Residential	101,365	102,009
Commercial	131,270	140,977
Land, development and construction	24,294	24,032
Total real estate	256,929	267,018
Commercial	5,615	8,953
Consumer and other loans	724	795
Total PCI loans	263,268	276,766
Total loans	2,464,663	2,429,525
Allowance for loan losses for loans that are not PCI loans	(20,842)	(19,384)
Allowance for loan losses for PCI loans	(138)	(514)
Total loans, net of allowance for loan losses	$2,443,683	$2,409,627
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

Included in our total loans listed above, are loans covered by FDIC loss share agreements. The following table sets forth information concerning the loan portfolio by collateral types which are covered by FDIC loss sharing agreements.

	March 31, 2015	December 31, 2014
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$3,737	$3,895
Commercial	32,637	33,606
Land, development and construction	1,002	866
Total real estate	37,376	38,367
Commercial	1,087	1,253
FDIC covered loans, excluding PCI loans	38,463	39,620
FDIC covered PCI loans (note 1)
Real estate loans
Residential	97,032	98,075
Commercial	108,937	116,457
Land, development and construction	14,987	15,395
Total real estate	220,956	229,927
Commercial	2,595	4,974
Total FDIC covered PCI loans	223,551	234,901
Total FDIC covered loans	262,014	274,521
Allowance for loans losses for FDIC covered	(138)	(514)
Total covered loans, net of allowance for loan losses	$261,876	$274,007

note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

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

The allowance consists of three components. The first component is an allocation for impaired loans, as defined by ASC 310.  Impaired loans are those loans whereby management has arrived at a determination that the Company will not be repaid according to the original terms of the loan agreement. Each of these loans is required to have a written analysis supporting the amount of specific allowance allocated to the particular loan, if any. That is to say, a loan may be impaired (i.e., not expected to be repaid as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific allowance is warranted.

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

On at least a quarterly basis, management reviews each impaired loan to determine whether it should have a specific reserve or partial charge-off. Management relies on appraisals to help make this determination. Updated appraisals are obtained for collateral dependent loans when a loan is scheduled for renewal or refinance. In addition, if the classification of the loan is downgraded to substandard, identified as impaired, or placed on nonaccrual status (collectively “Problem Loans”), an updated appraisal is obtained if the loan amount is greater than $500 and individually evaluated for impairment.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at March 31, 2015 and December 31, 2014.

	Mar 31, 2015			Dec 31, 2014			increase (decrease)
	loan balance	ALLL balance	%	loan balance	ALLL balance	%	loan balance	ALLL balance
Non impaired loans	$1,488,536	$16,745	1.12%	$1,407,781	$16,587	1.18%	$80,755	$158	-6 bps
Gulfstream loans (note 1)	269,918	1,944	0.72%	280,331	1,682	0.60%	(10,413)	262	12 bps
FSB loans (note 2)	420,759	1,052	0.25%	439,397	—	—%	(18,638)	1,052	25 bps
Impaired loans	22,182	1,101	4.96%	25,250	1,115	4.42%	(3,068)	(14)	54 bps
Non-PCI loans	2,201,395	20,842	0.95%	2,152,759	19,384	0.90%	48,636	1,458	5 bps
PCI loans (note 3)	263,268	138		276,766	514		(13,498)	(376)
Total loans	$2,464,663	$20,980	0.85%	$2,429,525	$19,898	0.82%	$35,138	$1,082	3 bps

note 1:

Loans acquired in the Company’s January 17, 2014 acquisition of GSB that are not PCI loans.  These are performing loans recorded at estimated fair value at the acquisition date.  The fair value adjustment at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances.  This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  During the current quarter, management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at March 31, 2015 as listed in the table above.

note 2:

Loans acquired in the Company’s June 1, 2014 acquisition of FSB that are not PCI loans.  These are performing loans recorded at estimated fair value at the acquisition date.  The fair value adjustment at the acquisition date was approximately $10,081, or approximately 2% of the outstanding aggregate loan balances.  This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  During the current quarter, management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at March 31, 2015 as listed in the table above.

note 3:	Included in the $263,268 PCI loans at March 31, 2015 are $223,551 of loans that are covered by FDIC loss sharing agreements.

The general loan loss allowance (non-impaired loans, which includes GSB and FSB acquired loans) increased by a net amount of $1,472.  Excluding GSB and FSB loans, the general loan loss allowance increased by $158 resulting primarily from an increase in loans outstanding less a decrease in the loss factors due to the continued improvement in the local economy and real estate market, and the continued decline in the Company’s two year charge-off history.   The Company’s other credit metrics, such as the levels of and trends in the Company’s non-performing loans, past-due loans and impaired loans were also considered when adjusting its qualitative factors.

As of the end of the current quarter, the Company has a 14 month history with the performing loans acquired from GSB as discussed in note 1 above.  Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at March 31, 2015 as listed in the table above.  Management considered the accretion of the credit discount, levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans in arriving at its estimate.

As of the end of the current quarter, the Company has a 10 month history with the performing loans acquired from FSB as discussed in note 2 above.  The Company estimated the probable incurred losses in this group of loans and an initial general loan loss allowance of $1,052 was recorded at March 31, 2015.  Management considered the accretion of credit discount, levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,417 to $22,182 ($21,081 when the $1,101 specific allowance is considered) from their legal unpaid principal balance outstanding of $23,599.  In the aggregate, total impaired loans have been written down to approximately 89% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 81% of their legal unpaid principal balance.  The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing of $26,857 at March 31, 2015) have been written down to approximately 86% of their legal unpaid principal balance, when the related specific allowance is also considered.

Approximately $13,638 of the Company’s impaired loans (61%) are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans, including those covered by FDIC loss sharing agreements, are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at March 31, 2015. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

Three months ended March 31, 2015	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(949)	(77)	(1,026)
Recoveries of loans previously charged-off	466	-	466
Net charge-offs	(483)	(77)	(560)
Provision (recovery) for loan losses	1,941	(299)	1,642
Balance at end of period	$20,842	$138	$20,980

Three months ended March 31, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(1,160)	-	(1,160)
Recoveries of loans previously charged-off	843	-	843
Net charge-offs	(317)	-	(317)
(Recovery) provision for loan losses	(464)	423	(41)
Balance at end of period	$18,913	$1,183	$20,096

Nonperforming loans and nonperforming assets

Non performing loans exclude PCI loans and are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, as defined above, as a percentage of total non-PCI loans, were 1.22% at March 31, 2015, compared to 1.19% at December 31, 2014

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $34,582 at March 31, 2015, compared to $34,578 at December 31, 2014. Non performing assets as a percentage of total assets were 0.89% at March 31, 2015, compared to 0.92% at December 31, 2014. The table below summarizes selected credit quality data at the dates indicated.

	3/31/15	12/31/14
Non-accrual loans (note 1)	$26,857	$25,595
Past due loans 90 days or more and still accruing interest (note 1)	—	—
Total non-performing loans (“NPLs”) (note 1)	26,857	25,595
Other real estate owned (“OREO”) (note 2)	7,586	8,896
Repossessed assets other than real estate (note 1)	139	87
Total non-performing assets (“NPAs”) (note 2)	$34,582	$34,578
OREO covered by FDIC loss share agreements:
80% covered	4,716	7,264
75% covered	—	606
70% covered	249	1,755
30% covered	8,563	9,779
Total non-performing assets including
FDIC covered OREO	$48,110	$53,982
Non-performing loans as percentage of total loans excluding PCI loans	1.22%	1.19%
Non-performing assets as percentage of total assets
Excluding FDIC covered OREO	0.89%	0.92%
Including FDIC covered OREO	1.24%	1.43%
Non-performing assets as percentage of loans and OREO plus other repossessed assets (note 1)
Excluding FDIC covered OREO	1.57%	1.60%
Including FDIC covered OREO	2.16%	2.47%
Loans past due 30 thru 89 days and accruing interest as a percentage of total loans (note 1)	0.61%	0.61%
Allowance for loan losses as percentage of NPLs (note 1)	78%	76%
note 1:	Excludes PCI loans.
note 2:	Excludes OREO covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of March 31, 2015 the Company had reported a total of 208 non accrual loans with an aggregate carrying value of $26,857 compared to December 31, 2014 when 207 non accrual loans with an aggregate book value of $25,595 were reported. This amount is further delineated by collateral category and number of loans in the table below.

Collateral category	total amount in thousands of dollars	percentage of total non accrual loans	number of non accrual loans in category
Residential real estate	$12,836	48%	103
Commercial real estate	9,737	36%	45
Land, development, construction	1,816	7%	14
Commercial	2,190	8%	25
Consumer, other	278	1%	21
Total non accrual loans at March 31, 2015	$26,857	100%	208

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At March 31, 2015, total OREO was $21,114. Of this amount, $13,528 is covered by FDIC loss sharing agreements. OREO not covered by FDIC loss share agreements is $7,586 at March 31, 2015. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income. OREO is further delineated in the table below.

Description of repossessed real estate	carrying amount at Mar 31, 2015

13 single family homes	$1,946
7 commercial buildings	3,586
Land / various acreages	2,054
Total, excluding OREO covered by FDIC loss share agreements	$7,586

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At March 31, 2015 we have identified a total of $22,182 impaired loans, excluding PCI loans. A specific valuation allowance of $1,101 has been attached to $6,673 of impaired loans included in the total $22,182 of identified impaired loans identified. It should also be noted that the total carrying balance of the impaired loans, or $22,182, has been partially charged down by $1,417 from their aggregate legal unpaid balance of $23,599. The table below summarizes impaired loan data for the periods presented.

	Mar 31, 2015	Dec. 31, 2014
Impaired loans with a specific valuation allowance	$6,673	$7,785
Impaired loans without a specific valuation allowance	15,509	17,465
Total impaired loans	$22,182	$25,250
Amount of allowance for loan losses allocated to impaired loans	$1,101	$1,115
Performing TDRs (these are not included in NPLs)	$10,617	$11,418
Non performing TDRs (these are included in NPLs)	4,049	3,648
Total TDRs (these are included in impaired loans)	14,666	15,066
Impaired loans that are not TDRs	7,516	10,184
Total impaired loans	$22,182	$25,250

Bank premises and equipment

Bank premises and equipment was $100,526 at March 31, 2015 compared to $98,848 at December 31, 2014, an increase of $1,678 or 1.7%.  The primary components of the increase was construction cost of $2,466 relating to renovations to our new operations center plus other purchases net of disposals of $645 less depreciation expense of $1,433.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Mar 31, 2015	Dec. 31, 2014
Land	$34,387	$34,387
Land improvements	945	949
Buildings	60,245	60,168
Leasehold improvements	3,383	3,520
Furniture, fixtures and equipment	30,660	30,906
Construction in progress	4,053	1,587
Subtotal	133,673	131,517
Less: accumulated depreciation	33,147	32,669
Total	$100,526	$98,848

We have transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell. Our branch real estate held for sale at March 31, 2015 and December 31, 2014 was $2,449 and $2,675, respectively.

Deposits

The cost of interest bearing deposits in the current quarter decreased by 1 basis point (“bp”) to 0.29% compared to the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter remained the same at 0.19% as in the prior quarter. The table below summarizes the Company’s deposit mix over the dates indicated.

.

	Mar 31, 2015	% of total	Dec 31, 2014	% of total
Demand - non-interest bearing	$1,112,282	35%	$1,048,874	34%
Demand - interest bearing	623,370	20%	607,359	20%
Savings deposits	242,782	8%	231,039	7%
Money market accounts	711,903	23%	716,956	23%
Time deposits	459,035	14%	487,812	16%
Total deposits	$3,149,372	100%	$3,092,040	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against the one-day borrowing arrangement. These short-term borrowings totaled $31,071 at March 31, 2015 compared to $27,022 at December 31, 2014.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At March 31, 2015 we had $187,443 of correspondent bank deposits or federal funds purchased, compared to $151,992 at December 31, 2014.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At March 31, 2015 and December 31, 2014, there were no outstanding advances from the Federal Home Loan Bank.

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

In December 2004, Gulfstream Bancshares, Inc. (“GBI”) formed Gulfstream Bancshares Capital Trust I (“GBI Trust I”) for the purpose of issuing trust preferred securities. On December 1, 2004, GBI issued a floating rate corporate debenture in the amount of $7,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 190 bps). The rate is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust I, at their respective option, subject to prior approval by the Federal Reserve, if then required. On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

In December 2006, GBI formed Gulfstream Bancshares Capital Trust II (“GBI Trust II”) for the purpose of issuing trust preferred securities. On December 28, 2006, GBI issued a floating rate corporate debenture in the amount of $3,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 170 bps). The rate is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust II, at their respective option, subject to prior approval by the Federal Reserve, if then required. On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

Stockholders’ equity

Stockholders’ equity at March 31, 2015, was $463,065, or 11.9% of total assets, compared to $452,477, or 12.0% of total assets at December 31, 2014. The increase in stockholders’ equity was due to the following items:

$452,477	Total stockholders’ equity at December 31, 2014
9,148	Net income during the period
(455)	Dividends paid on common shares, $0.01 per common share
1,014	Net increase in market value of securities available for sale, net of deferred taxes
217	Stock options exercised, including tax benefit
664	Employee equity based compensation
$463,065	Total stockholders’ equity at March 31, 2015

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2015, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines. Selected consolidated capital ratios at March 31, 2015 and December 31, 2014 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2015
Total capital (to risk weighted assets)	$403,902	15.8%	$204,746	>8.0%	$199,156
Tier 1 capital (to risk weighted assets)	382,922	15.0%	153,560	>6.0%	229,362
Common equity Tier 1 capital (to risk weighted assets)	355,422	13.9%	115,170	>4.5%	240,252
Tier 1 capital (to average assets)	382,922	10.2%	150,076	>4.0%	232,846

December 31, 2014
Total capital (to risk weighted assets)	$384,162	15.1%	$202,946	>8.0%	$181,216
Tier 1 capital (to risk weighted assets)	364,264	14.4%	101,473	>4.0%	262,791
Tier 1 capital (to average assets)	364,264	10.1%	144,051	>4.0%	220,213

CenterState Bank of Florida, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2015
Total capital (to risk weighted assets)	$372,850	14.6%	$255,689	>10.0%	$117,161
Tier 1 capital (to risk weighted assets)	351,878	13.8%	204,551	>8.0%	147,327
Common equity Tier 1 capital (to risk weighted assets)	351,878	13.8%	166,198	>6.5%	185,680
Tier 1 capital (to average assets)	351,878	9.4%	187,287	>5.0%	164,591

December 31, 2014
Total capital (to risk weighted assets)	$360,278	14.2%	$254,085	>10%	$106,193
Tier 1 capital (to risk weighted assets)	340,389	13.4%	152,451	>6%	187,938
Tier 1 capital (to average assets)	340,389	9.4%	180,231	>5%	160,158

Effective January 1, 2015 new regulatory capital requirements established by the international banking framework commonly referred to as “Basel III” were implemented and are reflected in the March 31, 2015 capital levels and ratios in the table above. Management opted out of the AOCI treatment under the new requirements and, as such, unrealized security gains and losses will continue to be excluded from Bank Regulatory Capital.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

Overview

	3 months ended Mar 31, 2015	3 months ended Mar 31, 2014	increase (decrease)
Net interest income	$ 37,620	$ 28,193	$ 9,427
Provision for loan losses	1,642	(41)	1,683
Net interest income after loan loss provision	35,978	28,234	7,744
Correspondent banking and capital markets division	6,800	3,931	2,869
Indemnification Asset (“IA”) amortization	(4,350)	(5,185)	835
FDIC revenue	667	1,268	(601)
All other non interest income	5,964	5,746	218
Total non interest income	9,081	5,760	3,321
Correspondent banking and capital markets division	5,595	4,378	1,217
Credit related expenses	(517)	1,824	(2,341)
All other non interest expense	25,525	20,696	4,829
Merger related expenses	---	2,347	(2,347)
Branch closure and efficiency initiatives	---	3,158	(3,158)
Total non interest expense	30,603	32,403	(1,800)
Net income before provision for income taxes	14,456	1,591	12,865
Provision for income taxes	5,308	538	4,770
Net income	$ 9,148	$ 1,053	$ 8,095

The primary differences between the two quarters presented above relate to our June 1, 2014 acquisition of FSB, merger related expenses from our January 2014 acquisition of GSB and expenses related to our branch closure and efficiency initiatives implemented in 1Q14.

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of  the FSB acquisition and to a lesser extent the increase in interest accretion in our PCI loan portfolio. The increase in our “all other non interest expense,” which is basically the operating expenses of our commercial/retail banking segment, is also primarily due to  the FSB acquisition less our cost saves from the 2014 branch closure and efficiency initiatives.   Total net credit related expenses are negative during the current quarter due to net gains recognized on sales of OREO.   These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $9,427 or 33% to $37,620 during the three month period ended March 31, 2015 compared to $28,193 for the same period in 2014. The $9,427 increase was the result of a $9,703 increase in interest income and a $276 increase in interest expense.

Interest earning assets averaged $3,406,822 during the three month period ended March 31, 2015 as compared to $2,494,608 for the same period in 2014, an increase of $912,214, or 37%. The yield on average interest earning assets decreased 14bps to 4.70% (16bps to 4.75% tax equivalent basis) during the three month period ended March 31, 2015, compared to 4.84% (4.91% tax equivalent basis) for the same period in 2014. The combined effects of the $912,214 increase in average interest earning assets and the 14bps (16bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $9,703 ($9,723 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,265,656 during the three month period ended March 31, 2015 as compared to $1,748,146 for the same period in 2014, an increase of $517,510 or 30%. The cost of average interest bearing liabilities decreased 4bps to 0.33% during the three month period ended March 31, 2015, compared to 0.37% for the same period in 2014. The combined effects of the $517,510 increase in average interest bearing liabilities and the 4bps decrease in cost of average interest bearing liabilities resulted in the $276 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2015 and 2014 on a tax equivalent basis.

	Three months ended March 31,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$2,172,621	$24,482	4.57%	$1,513,060	$17,727	4.75%
PCI loans (note 9)	271,135	9,930	14.85%	251,587	8,231	13.27%
Securities- taxable	688,027	4,282	2.52%	492,766	3,478	2.86%
Securities- tax exempt (note 8)	63,792	819	5.21%	39,280	511	5.28%
Fed funds sold and other (note 3)	211,247	396	0.76%	197,915	239	0.49%
Total interest earning assets	3,406,822	39,909	4.75%	2,494,608	30,186	4.91%

Allowance for loan losses	(20,980)			(20,970)
All other assets	468,645			396,123
Total assets	$3,854,487			$2,869,761
Interest bearing deposits (note 4)	2,034,864	1,447	0.29%	1,653,806	1,337	0.33%
Fed funds purchased	176,109	132	0.30%	41,999	6	0.06%
Other borrowings (note 5)	30,744	49	0.65%	29,768	23	0.31%
Corporate debenture (note 10)	23,939	237	4.02%	22,573	223	4.01%
Total interest bearing liabilities	2,265,656	1,865	0.33%	1,748,146	1,589	0.37%

Demand deposits	1,098,236			767,926
Other liabilities	32,373			30,389
Stockholders’ equity	458,222			323,300
Total liabilities and stockholders’ equity	$3,854,487			$2,869,761
Net interest spread (tax equivalent basis) (note 6)			4.42%			4.54%
Net interest income (tax equivalent basis)		$38,044			$28,597
Net interest margin (tax equivalent basis) (note 7)			4.53%			4.65%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of ($34) and $43 for the three month periods ended March 31, 2015 and 2014.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($235) and ($155) for the three month periods ended March 31, 2015 and 2014.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $44 and $44 for the three month periods ended March 31, 2015 and 2014.

Provision for loan losses

The provision for loan losses increased $1,683 to $1,642 during the three month period ending March 31, 2015 compared to a provision recovery of ($41) for the comparable period in 2014. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is primarily due to the increase in our loan balances outstanding, adjusting our allowance on non PCI loans acquired from GSB and initiating an allowance on non PCI loans acquired from FSB.  See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2015 was $9,081 compared to $5,760 for the comparable period in 2014. This decrease was the result of the following components listed in the table below.

	Mar 31,	Mar 31,	$ increase	% increase
Three month period ending:	2015	2014	(decrease)	(decrease)
Income from correspondent banking capital markets division (1)	$5,694	$3,148	$2,546	80.9%
Other correspondent banking related revenue (2)	1,106	783	323	41.3%
Wealth management related revenue	970	1,217	(247)	(20.3)%
Service charges on deposit accounts	2,261	2,262	(1)	(0.0)%
Debit, prepaid, ATM and merchant card related fees	1,701	1,506	195	12.9%
BOLI income	593	352	241	68.5%
Other service charges and fees	439	409	30	7.3%
Subtotal	$12,764	$9,677	$3,087	31.9%
FDIC indemnification asset-amortization(see explanation below)	(4,350)	(5,185)	835	(16.1)%
FDIC indemnification income	667	1,268	(601)	(47.4)%
Total non-interest income	$9,081	$5,760	$3,321	57.7%

note 1:

Includes gross commissions earned on bond sales, fees from hedging services, loan brokering fees and related consulting fees.  The fee income in this category is based on sales volume in any particular period and is therefore volatile between comparable periods.

note 2:

Includes fees from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related revenue and fees.  The fees included in this category are less volatile than those described above in note 1.

“Debit, prepaid, ATM and merchant card related fees” and “other service charges and fees” increased between the two periods presented above primarily due to our June 1, 2014 acquisition of FSB.   We also purchased $25 million of additional Bank Owned Life Insurance (“BOLI”) in September 2014.

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

At March 31, 2015, the total IA on our Condensed Consolidated Balance Sheet was $41,594. Of this amount, we expect to receive reimbursements from the FDIC of approximately $14,904 related to future estimated losses, and expect to write-off approximately $26,690 for previously estimated losses that are no longer expected. The $26,690 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At March 31, 2015, the $26,690 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Period		Year
2Q15	$ 3,943	2017	$ 2,998
3Q15	3,223	2018	2,217
4Q15	2,595	2019	1,869
Year 2016	8,017	2020 thru 2022	1,828
		Total	$ 26,690

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

Non-interest expense

Non-interest expense for the three months ended March 31, 2015 decreased $1,800, or 5.6%, to $30,603, compared to $32,403 for the same period in 2014. Components of our non-interest expenses are listed in the table below.

	Mar 31,	Mar 31,	$ increase	% increase
Three month period ending:	2015	2014	(decrease)	(decrease)
Salaries and wages	$14,535	$11,873	$2,662	22.4%
Incentive/bonus compensation	1,200	1,081	119	11.0%
Stock based compensation	830	344	486	141.3%
Employer 401K matching contributions	435	360	75	20.8%
Deferred compensation expense	161	107	54	50.0%
Health insurance and other employee benefits	1,330	987	343	34.8%
Payroll taxes	1,403	1,120	283	25.3%
Other employee related expenses	238	258	(20)	(7.8)%
Incremental direct cost of loan origination	(552)	(449)	(103)	22.9%
Total salaries, wages and employee benefits	19,580	15,681	3,899	24.9%

Gain on sale of OREO	(547)	(30)	(517)	1,723.3%
(Gain) loss on sale of FDIC covered OREO	(981)	107	(1,088)	(1,016.8)%
Valuation write down of OREO	61	70	(9)	(12.9)%
Valuation write down of FDIC covered OREO	328	950	(622)	(65.5)%
Loss on repossessed assets other than real estate	(1)	(2)	1	(50.0)%
Foreclosure and repossession related expenses	537	485	52	10.7%
Foreclosure and repo expense, FDIC (note 1)	86	244	(158)	(64.8)%
Total credit related expenses	(517)	1,824	(2,341)	(128.3)%

Occupancy expense	2,445	1,960	485	24.7%
Depreciation of premises and equipment	1,433	1,478	(45)	(3.0)%
Supplies, stationary and printing	365	227	138	60.8%
Marketing expenses	538	620	(82)	(13.2)%
Data processing expense	1,330	1,039	291	28.0%
Legal, auditing and other professional fees	735	775	(40)	(5.2)%
Bank regulatory related expenses	910	631	279	44.2%
Postage and delivery	368	268	100	37.3%
Debit, prepaid, ATM and merchant card related expenses	433	473	(40)	(8.5)%
CDI and Trust intangible amortization	666	377	289	76.7%
Internet and telephone banking	534	378	156	41.3%
Operational write-offs and losses	260	36	224	622.2%
Correspondent accounts and Federal Reserve charges	168	135	33	24.4%
Conferences/Seminars/Education/Training	117	100	17	17.0%
Director fees	179	115	64	55.7%
Travel expenses	84	65	19	29.2%
Other expenses	931	716	215	30.0%
Subtotal	30,559	26,898	3,661	13.6%
Impairment of bank property held for sale, net	641	-	641	---%
Lease termination recovery	(597)	-	(597)	---%
Merger and acquisition related expenses	-	2,347	(2,347)	(100.0)%
Charges related to cost reduction efficiencies	-	3,158	(3,158)	(100.0)%
Total non-interest expense	$30,603	$32,403	$(1,800)	(5.6)%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding net impairments on bank property held for sale, branch lease termination recovery, merger related expenses and charges related to our branch closure and efficiency initiatives, our non interest expenses increased $3,661, or 13.6% to $30,559 during the current quarter compared to $26,898 during the same quarter last year.  The overall primary reason for the increase relates to our June 2014 acquisition of FSB.

We realized net gains on the sale of OREO of $1,528 during the current quarter, which net against other credit related expenses, as listed in the table above, resulting in $517 net negative credit related expense for the current quarter

Provision for income taxes

We recognized an income tax provision for the three months ended March 31, 2015 of $5,308 on pre-tax income of $14,456 (an effective tax rate of 36.7%) compared to an income tax provision of $538 on pre-tax income of $1,591 (an effective tax rate of 33.8%) for the comparable quarter in 2014.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2014. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2015. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2014 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total
				Number of	Maximum Number
				Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
January 1, 2015	January 31, 2015	0	---	0	2,000,000
February 1, 2015	February 28, 2015	2,451 (1)	$11.23	0	2,000,000
March 1, 2015	March 1, 2015	0	---	0	2,000,000
Total		2,451	$11.23	0	2,000,000
(1)

We did not repurchase any shares of our common stock during the first quarter of 2015 pursuant to our stock repurchase plan currently in place.  We repurchased 2,451 shares of our common stock from our employees during February 2015 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: May 4, 2015	By:	/s/ Ernest S. Pinner
Ernest S. Pinner
Chairman, President and Chief Executive Officer

Date: May 4, 2015	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer