Form 10-Q
period 2015-06-30
CenterState Banks, Inc.
filed 2015-08-04
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	45,430,181 shares
(class)	Outstanding at July 31, 2015

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$50,317	$52,067
Federal funds sold and Federal Reserve Bank deposits	104,805	106,346
Cash and cash equivalents	155,122	158,413
Trading securities, at fair value	1,508	3,420
Investment securities available for sale, at fair value	532,440	517,457
Investment securities held to maturity (fair value of $247,811 and $238,431
at June 30, 2015 and December 31, 2014, respectively)	250,482	237,362
Loans held for sale, at lower of cost or fair value	1,656	1,251

Loans, excluding purchased credit impaired	2,283,627	2,152,759
Purchased credit impaired loans	247,529	276,766
Allowance for loan losses	(22,934)	(19,898)
Net Loans	2,508,222	2,409,627

Bank premises and equipment, net	101,079	98,848
Accrued interest receivable	9,362	8,999
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	14,025	14,219
Goodwill	76,739	76,739
Core deposit intangible	13,186	14,417
Trust intangible	909	984
Bank owned life insurance	84,736	83,544
Other repossessed real estate owned covered by FDIC loss share agreements	12,004	19,404
Other repossessed real estate owned	4,691	8,896
FDIC indemnification asset	36,157	49,054
Deferred income tax asset, net	49,704	49,587
Bank property held for sale	1,501	2,675
Prepaid expense and other assets	19,686	21,973
TOTAL ASSETS	$3,873,209	$3,776,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,127,591	$1,048,874
Demand - interest bearing	621,473	607,359
Savings and money market accounts	947,175	947,995
Time deposits	440,276	487,812
Total deposits	3,136,515	3,092,040

Securities sold under agreement to repurchase	40,198	27,022
Federal funds purchased	171,219	151,992
Corporate debentures	24,005	23,917
Accrued interest payable	251	336
Payables and accrued expenses	32,585	29,085
Total liabilities	3,404,773	3,324,392

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 45,421,471 and 45,323,553 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	454	453
Additional paid-in capital	389,515	388,698
Retained earnings	76,936	59,273
Accumulated other comprehensive income	1,531	4,053
Total stockholders' equity	468,436	452,477

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,873,209	$3,776,869

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income:
Loans	$36,786	$28,509	$71,054	$54,238
Investment securities available for sale:
Taxable	3,803	3,809	8,085	7,286
Tax-exempt	667	337	1,206	674
Federal funds sold and other	369	424	765	663
	41,625	33,079	81,110	62,861
Interest expense:
Deposits	1,369	1,523	2,816	2,860
Securities sold under agreement to repurchase	54	56	103	79
Federal funds purchased	154	5	286	11
Corporate debentures	241	238	478	461
	1,818	1,822	3,683	3,411

Net interest income	39,807	31,257	77,427	59,450
Provision for loan losses	2,308	(106)	3,950	(147)
Net interest income after loan loss provision	37,499	31,363	73,477	59,597

Non interest income:
Correspondent banking capital markets revenue	7,334	4,192	13,028	7,340
Other correspondent banking related revenue	1,253	1,093	2,359	1,876
Service charges on deposit accounts	2,420	2,333	4,681	4,595
Debit, prepaid, ATM and merchant card related fees	1,823	1,495	3,524	3,001
Wealth management related revenue	990	1,104	1,960	2,321
FDIC indemnification income	359	421	1,026	1,689
FDIC indemnification asset amortization	(4,649)	(5,006)	(8,999)	(10,191)
Bank owned life insurance income	599	356	1,192	708
Other service charges and fees	444	338	883	747
Net gain on sale of securities available for sale	-	46	-	46
Total other income	10,573	6,372	19,654	12,132

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Non interest expense:
Salaries, wages and employee benefits	19,925	17,185	39,505	32,866
Occupancy expense	2,566	2,479	5,011	4,439
Depreciation of premises and equipment	1,403	1,563	2,836	3,041
Supplies, stationary and printing	351	334	716	561
Marketing expenses	481	619	1,019	1,239
Data processing expense	1,127	1,306	2,457	2,345
Legal, audit and other professional fees	690	1,376	1,425	2,151
Core deposit intangible ("CDI") amortization	603	472	1,231	803
Postage and delivery	336	365	704	633
ATM and debit card related expenses	450	468	883	942
Bank regulatory expenses	883	753	1,793	1,384
Loss (gain) on sale of repossessed real estate (“OREO”)	27	379	(1,501)	456
Valuation write down of repossessed real estate (“OREO”)	390	885	779	1,905
Loss (gain) on repossessed assets other than real estate	-	19	(1)	17
Foreclosure related expenses	730	1,092	1,319	1,821
Merger and acquisition related expenses	-	4,897	-	7,244
Branch closure and efficiency initiatives	-	29	-	3,187
Other expenses	2,576	1,932	4,965	3,522
Total other expenses	32,538	36,153	63,141	68,556

Income before provision for income taxes	15,534	1,582	29,990	3,173
Provision for income taxes	5,656	545	10,964	1,083
Net income	$9,878	$1,037	$19,026	$2,090

Other comprehensive income, net of tax:
Unrealized securities holding (loss) gain, net of income taxes	$(3,536)	$4,976	$(2,522)	$6,104
Less: reclassified adjustments for gain included in net income, net of income taxes, of $0, $18, $0, and $18 ,respectively	-	(28)	-	(28)
Net unrealized (loss) gain on available for sale securities, net of income taxes	$(3,536)	$4,948	$(2,522)	$6,076

Total comprehensive income	$6,342	$5,985	$16,504	$8,166

Earnings per share:
Basic	$0.22	$0.03	$0.42	$0.06
Diluted	$0.21	$0.03	$0.41	$0.06
Common shares used in the calculation of earnings per share:
Basic (1)	45,161,374	38,665,018	45,145,164	36,576,622
Diluted (1)	45,737,295	39,051,230	45,694,693	36,980,234

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2015 and 2014 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2014	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379

Net income				2,090		2,090
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $3,816					6,076	6,076

Dividends paid - common ($0.02 per share)				(805)		(805)
Stock grants issued	26,656		274			274
Stock based compensation expense			144			144
Stock options exercised, including tax benefit	211,684	2	892			894
Stock issued pursuant to Gulfstream acquisition	5,195,541	52	53,098			53,150
Stock options acquired and converted pursuant to Gulfstream acquisition			3,617			3,617
Stock issued pursuant to First Southern acquisition	9,476,424	95	100,544			100,639
Balances at June 30, 2014	45,022,780	$450	$388,113	$49,303	$1,592	$439,458

Balances at January 1, 2015	45,323,553	$453	$388,698	$59,273	$4,053	$452,477

Net income				19,026		19,026
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $1,583					(2,522)	(2,522)

Dividends paid - common ($0.03 per share)				(1,363)		(1,363)
Stock grants issued	62,672	1	933			934
Stock based compensation expense			110			110
Stock options exercised, including tax benefit	100,511	1	571			572
Stock repurchase	(65,265)	(1)	(797)			(798)
Balances at June 30, 2015	45,421,471	$454	$389,515	$76,936	$1,531	$468,436

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$19,026	$2,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,950	(147)
Depreciation of premises and equipment	2,836	3,041
Accretion of purchase accounting adjustments	(23,127)	(17,159)
Net amortization of investment securities	4,472	2,840
Net deferred loan origination fees	393	(412)
Gain on sale of securities available for sale	-	(46)
Trading securities revenue	(258)	(69)
Purchases of trading securities	(76,490)	(65,234)
Proceeds from sale of trading securities	78,660	65,214
Repossessed real estate owned valuation write down	779	1,905
(Gain) loss on sale of repossessed real estate owned	(1,501)	456
(Gain) loss on repossessed assets other than real estate	(1)	17
Gain on sale of loans held for sale	(291)	(183)
Loans originated and held for sale	(15,707)	(10,991)
Proceeds from sale of loans held for sale	15,593	10,835
Gain on disposal of and or sale of fixed assets	(4)	(11)
Gain on disposal of bank property held for sale	(57)	-
Impairment on bank property held for sale	682	2,506
Deferred income taxes	1,470	(639)
Stock based compensation expense	1,642	369
Bank owned life insurance income	(1,192)	(708)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	8,874	2,480
Net change in accrued interest payable, accrued expense, and other liabilities	3,019	179
Net cash provided by / (used by) operating activities	22,768	(3,667)

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Six months ended June 30,
	2015	2014
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	(3,867)	-
Purchases of mortgage backed securities	(65,459)	(176,584)
Proceeds from pay-downs of mortgage backed securities	46,131	39,036
Proceeds from sales of investment securities	-	62,111
Proceeds from sales of mortgage backed securities	-	261,426
Proceeds from called investment securities	590	1,355
Held to maturity securities:
Purchases of investment securities	(48,335)	-
Purchases of mortgage backed securities	(30,776)	-
Proceeds from called investment securities	44,425	-
Proceeds from pay-downs of mortgage backed securities	20,611	-
Purchases of FHLB and FRB stock	(14)	(3,580)
Proceeds from sales of FHLB and FRB stock	208	1,054
Net (increase) decrease in loans	(85,707)	46,263
Cash received from FDIC loss sharing agreements	5,016	7,510
Purchases of premises and equipment, net	(5,072)	1,218
Proceeds from sale of repossessed real estate	19,215	14,262
Proceeds from sale of fixed assets	9	56
Proceeds from sale of bank property held for sale	1,518	-
Net cash from bank acquisitions	-	130,497
Net cash (used in) / provided by investing activities	(101,507)	384,624
Cash flows from financing activities:
Net increase (decrease) in deposits	44,877	(80,473)
Net increase in securities sold under agreement to repurchase	13,176	5,586
Net increase in federal funds purchased	19,227	13,171
Net decrease in other borrowings	-	(5,708)
Net (decrease) increase in payable to shareholders for acquisitions	(243)	27,498
Stock options exercised, including tax benefit	572	894
Stock repurchased	(798)	-
Dividends paid	(1,363)	(805)
Net cash provided by / (used in) financing activities	75,448	(39,837)

Net (decrease) increase in cash and cash equivalents	(3,291)	341,120
Cash and cash equivalents, beginning of period	158,413	174,889
Cash and cash equivalents, end of period	$155,122	$516,009

Transfer of loans to other real estate owned	$6,888	$8,046
Transfers of bank property to held for sale	$970	$4,647

Cash paid during the period for:
Interest	$4,258	$3,824
Income taxes	$7,622	$5,462

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six month periods ended June 30, 2015 are not necessarily indicative of the results expected for the full year.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. Average stock options outstanding that were anti dilutive during the three and six month periods ending June 30, 2015 and 2014 were 521,976, 973,875, 575,964 and 989,105, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic
Net income available to common shareholders	$9,878	$1,037	$19,026	$2,090
Less: Earnings allocated to participating securities	(55)	-	(106)	-
Net income allocated to common shareholders	$9,823	$1,037	$18,920	$2,090

Weighted average common shares outstanding
including participating securities	45,413,916	38,665,018	45,397,043	36,576,622
Less: Participating securities	(252,542)	-	(251,879)	-
Average shares	45,161,374	38,665,018	45,145,164	36,576,622
Basic earnings per common share	$0.22	$0.03	$0.42	$0.06

Diluted
Net income available to common shareholders	$9,823	$1,037	$18,920	$2,090
Weighted average common shares outstanding for
basic earnings per common share	45,161,374	38,665,018	45,145,164	36,576,622
Add: Dilutive effects of stock based compensation awards	575,921	386,212	549,529	403,612
Average shares and dilutive potential common shares	45,737,295	39,051,230	45,694,693	36,980,234
Diluted earnings per common share	$0.21	$0.03	$0.41	$0.06

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

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30, 2015
Assets:
Trading securities	$1,508	—	$1,508	—
Available for sale securities
U.S. Treasury securities	1,005	—	1,005	—
Mortgage backed securities	490,844	—	490,844	—
Municipal securities	40,591	—	40,591	—
Interest rate swap derivatives	7,641	—	7,641	—

Liabilities:
Interest rate swap derivatives	8,389	—	8,389	—

at December 31, 2014
Assets:
Trading securities	$3,420	—	$3,420	—
Available for sale securities
U.S. government sponsored entities and agencies	3	—	3	—
Mortgage backed securities	478,633	—	478,633	—
Municipal securities	38,821	—	38,821	—
Interest rate swap derivatives	6,800	—	6,800	—

Liabilities:
Interest rate swap derivatives	7,575	—	7,575	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2015, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 11%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30, 2015
Assets:
Impaired loans
Residential real estate	$3,123	—	—	$3,123
Commercial real estate	5,748	—	—	5,748
Land, land development and construction	1,173	—	—	1,173
Commercial	311	—	—	311
Consumer	96	—	—	96
Other real estate owned
Residential real estate	68	—	—	68
Commercial real estate	3,437	—	—	3,437
Land, land development and construction	2,921	—	—	2,921
Bank property held for sale	1,501	—	—	1,501

at December 31, 2014
Assets:
Impaired loans
Residential real estate	$2,971	—	—	$2,971
Commercial real estate	4,854	—	—	4,854
Land, land development and construction	1,731	—	—	1,731
Commercial	167	—	—	167
Consumer	102	—	—	102
Other real estate owned
Residential real estate	448	—	—	448
Commercial real estate	2,363	—	—	2,363
Land, land development and construction	2,240	—	—	2,240
Bank property held for sale	2,675	—	—	2,675

Impaired loans with specific valuation allowances and/or partial charge-offs had a recorded investment of $11,538 with a valuation allowance of $1,087, at June 30, 2015, and a recorded investment of $10,677, with a valuation allowance of $852, at December 31, 2014. The Company recorded a provision for loan loss expense of $492 and $572 on these loans during the three and six month periods ending June 30, 2015.  The Company recorded a provision for loan loss expense of $181 and $359 on impaired loans carried at fair value during the three and six month periods ending June 30, 2014, respectively.

Other real estate owned had a decline in fair value of $390, $885, $779 and $1,905 during the three and six month periods ending June 30, 2015 and 2014, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon comparative sales data provided by real estate brokers. The Company recognized an impairment charge (recovery) of ($16), $0, $625 and $2,506 during the three and six month periods ending June 30, 2015 and 2014, respectively, related to bank properties held-for-sale.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at June 30, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$155,122	$155,122	$-	$-	$155,122
Trading securities	1,508	-	1,508	-	1,508
Investment securities available for sale	532,440	-	532,440	-	532,440
Investment securities held to maturity	250,482	-	247,811	-	247,811
FHLB and FRB stock	14,025	-	-	-	n/a
Loans held for sale	1,656	-	1,656	-	1,656
Loans, less allowance for loan losses of $22,934	2,508,222	-	-	2,516,498	2,516,498
FDIC indemnification asset	36,157	-	-	-	n/a
Interest rate swap derivatives	7,641	-	7,641	-	7,641
Accrued interest receivable	9,362	-	-	9,362	9,362

Financial liabilities:
Deposits- without stated maturities	$2,696,239	$2,696,239	$-	$-	$2,696,239
Deposits- with stated maturities	440,276	-	441,333	-	441,333
Securities sold under agreement to repurchase	40,198	-	40,198	-	40,198
Federal funds purchased	171,219	-	171,219	-	171,219
Corporate debentures	24,005	-	-	19,411	19,411
Interest rate swap derivatives	8,389	-	8,389	-	8,389
Accrued interest payable	251	-	251	-	251

		Fair value measurements
at December 31, 2014	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$158,413	$158,413	$-	$-	$158,413
Trading securities	3,420	—	3,420	—	3,420
Investment securities available for sale	517,457	—	517,457	—	517,457
Investment securities held to maturity	237,362	—	238,431	—	238,431
FHLB and FRB stock	14,219	—	—	—	n/a
Loans held for sale	1,251	—	1,251	—	1,251
Loans, less allowance for loan losses of $19,898	2,409,627	—	—	2,418,405	2,418,405
FDIC indemnification asset	49,054	—	—	—	n/a
Interest rate swap derivatives	6,800	—	6,800	—	6,800
Accrued interest receivable	8,999	—	—	8,999	8,999

Financial liabilities:
Deposits- without stated maturities	$2,604,228	$2,604,228	$-	$-	$2,604,228
Deposits- with stated maturities	487,812	—	491,999	—	491,999
Securities sold under agreement to repurchase	27,022	—	27,022	—	27,022
Federal funds purchased	151,992	—	151,992	—	151,992
Corporate debentures	23,917	—	—	19,722	19,722
Interest rate swap derivatives	7,575	—	7,575	—	7,575
Accrued interest payable	336	—	336	—	336

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and six month periods ending June 30, 2015 and 2014.

	Three month period ending June 30, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$40,005	$1,620	$-	$-	$41,625
Interest expense	(1,424)	(153)	(241)	-	(1,818)
Net interest income (expense)	38,581	1,467	(241)	-	39,807
Provision for loan losses	(2,284)	(24)	-	-	(2,308)
Non interest income	1,986	8,587	-	-	10,573
Non interest expense	(25,400)	(6,008)	(1,130)	-	(32,538)
Net income (loss) before taxes	12,883	4,022	(1,371)	-	15,534
Income tax (provision) benefit	(4,629)	(1,551)	524	-	(5,656)
Net income (loss)	$8,254	$2,471	$(847)	$-	$9,878
Total assets	$3,567,183	$296,215	$499,388	$(489,577)	$3,873,209

	Six month period ending June 30, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$77,756	$3,354	$-	$-	$81,110
Interest expense	(2,920)	(285)	(478)	-	(3,683)
Net interest income (expense)	$74,836	$3,069	$(478)	-	$77,427
Provision for loan losses	(3,795)	(155)	-	-	(3,950)
Non interest income	4,267	15,387	-	-	19,654
Non interest expense	(49,299)	(11,603)	(2,239)	-	(63,141)
Net income (loss) before taxes	$26,009	$6,698	$(2,717)	-	$29,990
Income tax (provision) benefit	(9,420)	(2,584)	1,040	-	(10,964)
Net income (loss)	$16,589	$4,114	$(1,677)	$-	$19,026
Total assets	$3,567,183	$296,215	$499,388	$(489,577)	$3,873,209

	Three month period ending June 30, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$32,333	$746	$-	-	$33,079
Interest expense	(1,578)	(6)	(238)	-	(1,822)
Net interest income (expense)	30,755	740	(238)	-	31,257
Provision for loan losses	106	-	-	-	106
Non interest income	1,087	5,285	-	-	6,372
Non interest expense	(30,215)	(5,063)	(875)	-	(36,153)
Net income before taxes	1,733	962	(1,113)	-	1,582
Income tax (provision) benefit	(589)	(371)	415	-	(545)
Net income (loss)	$1,144	$591	$(698)	-	$1,037
Total assets	$3,716,281	$173,516	$495,677	$(483,892)	$3,901,582

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Six month period ending June 30, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$61,403	$1,458	$-	$-	$62,861
Interest expense	(2,939)	(11)	(461)	-	(3,411)
Net interest income	58,464	1,447	(461)	-	59,450
Provision for loan losses	147	-	-	-	147
Non interest income	2,916	9,216	-	-	12,132
Non interest expense	(57,382)	(9,441)	(1,733)	-	(68,556)
Net income before taxes	4,145	1,222	(2,194)	-	3,173
Income tax (provision) benefit	(1,438)	(471)	826	-	(1,083)
Net income (loss)	$2,707	$751	$(1,368)	$-	$2,090
Total assets	$3,716,281	$173,516	$495,677	$(483,892)	$3,901,582

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

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,003	$2	$-	$1,005
Mortgage backed securities	489,348	5,302	3,806	490,844
Municipal securities	39,596	1,097	102	40,591
Total available-for-sale	$529,947	$6,401	$3,908	$532,440

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$3	$-	$-	$3
Mortgage backed securities	473,396	6,897	1,660	478,633
Municipal securities	37,460	1,412	51	38,821
Total available-for-sale	$510,859	$8,309	$1,711	$517,457

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2014 were securities acquired through the Gulfstream Business Bank (“GSB”) acquisition and the securities sold during the second quarter of 2014 included the securities acquired through the First Southern Bancorp (“FSB”) acquisitions. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the six months ended June 30, 2015 and 2014 were as follows:

For the six months ended:	June 30, 2015	June 30, 2014
Proceeds	$-	$323,542
Gross gains	-	1,175
Gross losses	-	1,129

The tax provision related to these net realized gains was $0 and $18, respectively.

The fair value of available for sale securities at June 30, 2015 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Amortized
Investment securities available for sale:	Fair Value	Cost
Due in one year or less	$522	$516
Due after one year through five years	2,549	2,498
Due after five years through ten years	18,597	18,104
Due after ten years through thirty years	19,928	19,481
Mortgage backed securities	490,844	489,348
Total available-for-sale	$532,440	$529,947

Available for sale securities pledged at June 30, 2015 and December 31, 2014 had a carrying amount (estimated fair value) of $132,102 and $139,297 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$164,613	$1,641	$50,378	$2,165	$214,991	$3,806
Municipal securities	6,688	102	-	-	6,688	102
Total temporarily impaired
available-for-sale securities	$171,301	$1,743	$50,378	$2,165	$221,679	$3,908

	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$15,876	$41	$99,010	$1,619	$114,886	$1,660
Municipal securities	-	-	3,194	51	3,194	51
Total temporarily impaired
available-for-sale securities	$15,876	$41	$102,204	$1,670	$118,080	$1,711

At June 30, 2015, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-Maturity

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of June 30, 2015 and December 31, 2014.

	June 30, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$35,469	$-	$691	$34,778
Mortgage backed securities	170,958	8	1,142	169,824
Municipal securities	44,055	67	913	43,209
Total held-to-maturity	$250,482	$75	$2,746	$247,811

	December 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$49,793	$122	$-	$49,915
Mortgage backed securities	161,727	654	-	162,381
Municipal securities	25,842	305	12	26,135
Total held to maturity	$237,362	$1,081	$12	$238,431

Held to maturity securities pledged at June 30, 2015 and December 31, 2014 had an estimated fair value of $52,528 and $51,531 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2015, there were no holdings of held to maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held to maturity securities at June 30, 2015 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Investment securities held to maturity	Fair Value	Cost
Due after five years through ten years	$22,083	$22,444
Due after ten years through thirty years	55,904	57,080
Mortgage backed securities	169,824	170,958
Total held-to-maturity	$247,811	$250,482

The following table shows the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at June 30, 2015 and December 31, 2014.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	June 30, 2015
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$34,778	$691	$-	$-	$34,778	$691
Mortgage backed securities	145,288	1,142	-	-	145,288	1,142
Municipal securities	30,121	913	-	-	30,121	913
Total temporarily impaired
held-to-maturity securities	$210,187	$2,746	$-	$-	$210,187	$2,746

	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal securities	$2,475	$12	$-	$-	2,475	12
Total temporarily impaired
held-to-maturity securities	$2,475	$12	$-	$-	$2,475	$12

At June 30, 2015, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2015	December 31, 2014
Loans excluding PCI loans
Real estate loans
Residential	$620,797	$589,068
Commercial	1,203,639	1,132,933
Land, development and construction	96,020	79,002
Total real estate	1,920,456	1,801,003
Commercial	301,615	294,493
Consumer and other loans	61,145	56,334
Loans before unearned fees and deferred cost	2,283,216	2,151,830
Net unearned fees and costs	411	929
Total loans excluding PCI loans	2,283,627	2,152,759
PCI loans (note 1)
Real estate loans
Residential	96,674	102,009
Commercial	126,058	140,977
Land, development and construction	21,546	24,032
Total real estate	244,278	267,018
Commercial	2,735	8,953
Consumer and other loans	516	795
Total PCI loans	247,529	276,766
Total loans	2,531,156	2,429,525
Allowance for loan losses for loans that are not PCI loans	(22,818)	(19,384)
Allowance for loan losses for PCI loans	(116)	(514)
Total loans, net of allowance for loan losses	$2,508,222	$2,409,627

The following sets forth the covered FDIC loans included in the table above.

	June 30, 2015	December 31, 2014
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$3,913	$3,895
Commercial	32,185	33,606
Land, development and construction	756	866
Total real estate	36,854	38,367
Commercial	903	1,253
Consumer and other loans	-	-
FDIC covered loans, excluding PCI loans	37,757	39,620
FDIC covered PCI loans (note 1)
Real estate loans
Residential	92,369	98,075
Commercial	103,764	116,457
Land, development and construction	12,535	15,395
Total real estate	208,668	229,927
Commercial	2,120	4,974
Consumer and other loans	-	-
Total FDIC covered PCI loans	210,788	234,901
Total FDIC covered loans	248,545	274,521
Allowance for loan losses for FDIC covered loans that are not PCI loans	(161)	-
Allowance for loan losses for FDIC covered PCI loans	(116)	(514)
Total covered loans, net of allowance for loan losses	$248,268	$274,007

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2015
Balance at beginning of period	$20,842	$138	$20,980
Loans charged-off	(783)	-	(783)
Recoveries of loans previously charged-off	429	-	429
Net charge-offs	(354)	-	(354)
Provision (recovery) for loan losses	2,330	(22)	2,308
Balance at end of period	$22,818	$116	$22,934

Three months ended June 30, 2014
Balance at beginning of period	$18,913	$1,183	$20,096
Loans charged-off	(902)	-	(902)
Recoveries of loans previously charged-off	112	-	112
Net charge-offs	(790)	-	(790)
Provision (recovery) for loan losses	117	(223)	(106)
Balance at end of period	$18,240	$960	$19,200

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six months ended June 30, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(1,732)	(77)	(1,809)
Recoveries of loans previously charged-off	895	-	895
Net charge-offs	(837)	(77)	(914)
Provision (recovery) for loan losses	4,271	(321)	3,950
Balance at end of period	$22,818	$116	$22,934

Six months ended June 30, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(2,062)	-	(2,062)
Recoveries of loans previously charged-off	955	-	955
Net charge-offs	(1,107)	-	(1,107)
(Recovery) provision for loan losses	(347)	200	(147)
Balance at end of period	$18,240	$960	$19,200

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:

Three months ended June 30, 2015
Beginning of the period	$6,766	$9,311	$829	$2,533	$1,403	$20,842
Loans charged-off	(75)	-	-	(534)	(174)	(783)
Recoveries of loans previously charged-off	273	75	3	43	35	429
(Recovery) provision for loan losses	(200)	1,263	35	993	239	2,330
Balance at end of period	$6,764	$10,649	$867	$3,035	$1,503	$22,818

Three months ended June 30, 2014
Beginning of the period	$7,812	$7,338	$1,788	$956	$1,019	$18,913
Loans charged-off	(228)	(299)	(23)	(67)	(285)	(902)
Recoveries of loans previously charged-off	(20)	61	25	3	43	112
Provision (recovery) for loan losses	255	444	(1,156)	208	366	117
Balance at end of period	$7,819	$7,544	$634	$1,100	$1,143	$18,240

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:

Three months ended June 30, 2015
Beginning of the period	$-	$130	$4	$4	$-	$138
Loans charged-off	-	-	-	-	-	-
Recoveries of loans previously charged-off	-	-	-	-	-	-
(Recovery) provision for loan losses	-	(19)	(2)	(1)	-	(22)
Balance at end of period	$-	$111	$2	$3	$-	$116

Three months ended June 30, 2014
Beginning of the period	$-	$623	$89	$471	$-	$1,183
Loans charged-off	-	-	-	-	-	-
Recoveries of loans previously charged-off	-	-	-	-	-	-
(Recovery) provision for loan losses	-	(101)	(12)	(110)	-	(223)
Balance at end of period	$-	$522	$77	$361	$-	$960

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:

Six months ended June 30, 2015
Beginning of the period	$6,743	$8,269	$752	$2,330	$1,290	$19,384
Loans charged-off	(403)	(60)	(71)	(812)	(386)	(1,732)
Recoveries of loans previously charged-off	587	120	4	89	95	895
(Recovery) provision for loan losses	(163)	2,320	182	1,428	504	4,271
Balance at end of period	$6,764	$10,649	$867	$3,035	$1,503	$22,818

Six months ended June 30, 2014
Beginning of the period	$8,785	$6,441	$3,069	$510	$889	$19,694
Loans charged-off	(915)	(315)	(100)	(267)	(465)	(2,062)
Recoveries of loans previously charged-off	435	375	48	4	93	955
(Recovery) provision for loan losses	(486)	1,043	(2,383)	853	626	(347)
Balance at end of period	$7,819	$7,544	$634	$1,100	$1,143	$18,240

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:

Six months ended June 30, 2015
Beginning of the period	$-	$372	$6	$136	$-	$514
Loans charged-off	-	(77)	-	-	-	(77)
Recoveries of loans previously charged-off	-	-	-	-	-	-
(Recovery) provision for loan losses	-	(184)	(4)	(133)	-	(321)
Balance at end of period	$-	$111	$2	$3	$-	$116

Six months ended June 30, 2014
Beginning of the period	$-	$138	$89	$533	$-	$760
Loans charged-off	-	-	-	-	-	-
Recoveries of loans previously charged-off	-	-	-	-	-	-
Provision (recovery) for loan losses	-	384	(12)	(172)	-	200
Balance at end of period	$-	$522	$77	$361	$-	$960

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of June 30, 2015	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,034	$448	$294	$25	$35	$1,836
Collectively evaluated for impairment	5,730	10,201	573	3,010	1,468	20,982
Purchased credit impaired	-	111	2	3	-	116
Total ending allowance balance	$6,764	$10,760	$869	$3,038	$1,503	$22,934

Loans:
Individually evaluated for impairment	$8,725	$11,224	$1,822	$778	$297	$22,846
Collectively evaluated for impairment	612,072	1,192,415	94,198	300,837	60,848	2,260,370
Purchased credit impaired	96,674	126,058	21,546	2,735	516	247,529
Total ending loan balances	$717,471	$1,329,697	$117,566	$304,350	$61,661	$2,530,745

	Real Estate Loans
As of December 31, 2014	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$419	$403	$272	$4	$17	$1,115
Collectively evaluated for impairment	6,324	7,866	480	2,326	1,273	18,269
Purchased credit impaired	-	372	6	136	-	514
Total ending allowance balance	$6,743	$8,641	$758	$2,466	$1,290	$19,898

Loans:
Individually evaluated for impairment	$9,980	$10,902	$2,748	$1,365	$255	$25,250
Collectively evaluated for impairment	579,088	1,122,031	76,254	293,128	56,079	2,126,580
Purchased credit impaired	102,009	140,977	24,032	8,953	795	276,766
Total ending loan balance	$691,077	$1,273,910	$103,034	$303,446	$57,129	$2,428,596

Loans collectively evaluated for impairment reported at June 30, 2015 include loans acquired from First Southern Bank (“FSB”) on June 1, 2014 and from Gulfstream Business Bank (“GSB”) on January 17, 2014 that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment for loans acquired from GSB at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances, and the fair value adjustment for loans acquired from FSB at the acquisition date was approximately $10,081, or approximately 2.0% of the outstanding aggregate loan balances.  The unamortized fair value adjustment for loans acquired from GSB was approximately $5,393 and $6,042 at June 30, 2015 and December 31, 2014, respectively.  The unamortized fair value adjustment for loans acquired from FSB was approximately $5,179 and $7,032 at June 30, 2014 and December 31, 2014, respectively.

As of the end of the current quarter, the Company has a 17 month history with the performing loans acquired from GSB. Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and, based on this evaluation, has increased the probable incurred loss amount at June 30, 2015 to $2,292. Management considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans in arriving at its estimate.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of the end of the current quarter, the Company has a 13 month history with the performing loans acquired from FSB. Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and, based on this evaluation, has increased the probable incurred loss amount at June 30, 2015 to $1,537.  Management considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs, impaired loans, and those loans that were covered by FDIC loss share agreements and those loans guaranteed by the California State University System in arriving at its estimate.

The table below summarizes impaired loan data for the periods presented.

	Jun. 30, 2015	Dec. 31, 2014
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$10,293	$11,418
Nonperforming TDRs (these are included in NPLs)	5,366	3,648
Total TDRs (these are included in impaired loans)	15,659	15,066
Impaired loans that are not TDRs	7,187	10,184
Total impaired loans	$22,846	$25,250

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

TDRs as of June 30, 2015 and December 31, 2014 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of June 30, 2015	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,354	$2,371	$8,725
Commercial	2,404	2,739	5,143
Land, development, construction	616	98	714
Total real estate loans	9,374	5,208	14,582
Commercial	665	114	779
Consumer and other	254	44	298
Total TDRs	$10,293	$5,366	$15,659

As of December 31, 2014	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,201	$1,523	$8,724
Commercial	2,762	1,794	4,556
Land, development, construction	547	241	788
Total real estate loans	10,510	3,558	14,068
Commercial	706	37	743
Consumer and other	202	53	255
Total TDRs	$11,418	$3,648	$15,066

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $935 and $1,024 and partial charge offs of $81 and $175 on the TDR loans described above during the three and six month periods ending June 30, 2015.  The Company recorded a provision for loan loss expense of $339 and $398 and partial charge-offs of $40 and $96 on TDR loans during the three and six month periods ending June 30, 2014.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 66% of our TDRs are current pursuant to their modified terms, and $5,366, or approximately 34% of our total TDRs

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and six month periods ending June 30, 2015 were $987 and $2,978.  The Company recorded a loan loss provision of $425 and $848 for loans modified during the three and six month periods ending June 30, 2015.   Loans modified as TDRs during the three and six month periods ending June 30, 2014 were $1,862 and $2,059.  The Company recorded a loan loss provision of $99 and $130 for loans modified during the three and six month periods ending June 30, 2014.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending June 30, 2015 and 2014.

	Period ending		Period ending
	June 30, 2015		June 30, 2014
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	4	$788	-	$-
Commercial real estate	5	1,733	1	196
Land, development, construction	1	98	-	-
Commercial and Industrial	-	-	-	-
Consumer and other	1	27	-	-
Total	11	$2,646	1	$196

The Company recorded a provision for loan loss expense of $284, $18, $337 and $30, and partial charge offs of $49, $0, $110 and $4 on TDR loans that subsequently defaulted as described above during the three and six month periods ending June 30, 2015 and 2014, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of June 30, 2015	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,446	$5,184	$-
Commercial real estate	9,775	9,475	-
Land, development, construction	1,412	779	-
Commercial and industrial	632	587	-
Consumer, other	113	108	-

With an allowance recorded:
Residential real estate	3,610	3,541	1,034
Commercial real estate	1,980	1,749	448
Land, development, construction	1,069	1,043	294
Commercial and industrial	203	191	25
Consumer, other	197	189	35
Total	$24,437	$22,846	$1,836

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2014	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$6,797	$6,672	$-
Commercial real estate	8,208	8,059	-
Land, development, construction	2,234	1,606	-
Commercial and industrial	1,132	1,129	-
Consumer, other	-	-	-

With an allowance recorded:
Residential real estate	3,451	3,308	419
Commercial real estate	3,024	2,843	403
Land, development, construction	1,187	1,142	272
Commercial and industrial	283	236	4
Consumer, other	267	255	17
Total	$26,583	$25,250	$1,115

Three month period ending June 30, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,651	$60	$-
Commercial	10,822	64	-
Land, development, construction	1,855	7	-
Total real estate loans	21,328	131	-

Commercial and industrial	806	9	-
Consumer and other loans	381	3	-
Total	$22,515	$143	$-

Six month period ending June 30, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,963	$124	$-
Commercial	10,742	127	-
Land, development, construction	2,085	13	-
Total real estate loans	21,790	264	-

Commercial and industrial	952	17	-
Consumer and other loans	370	8	-
Total	$23,112	$289	$-

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending June 30, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,635	$87	$-
Commercial	12,858	43	-
Land, development, construction	1,764	10	-
Total real estate loans	24,257	140	-

Commercial and industrial	2,332	18	-
Consumer and other loans	320	3	-
Total	$26,909	$161	$-

Six month period ending June 30, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,358	$164	$-
Commercial	12,742	71	-
Land, development, construction	1,575	19	-
Total real estate loans	23,675	254	-

Commercial and industrial	2,126	39	-
Consumer and other loans	324	6	-
Total	$26,125	$299	$-

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Jun. 30, 2015	Dec. 31, 2014
Non accrual loans	$25,028	$25,595
Loans past due over 90 days and still accruing interest	-	-
Total non performing loans	$25,028	$25,595

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and December 31, 2014, excluding purchased credit impaired loans:

As of June 30, 2015	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$12,357	$-
Commercial real estate	9,359	-
Land, development, construction	1,679	-
Commercial	1,274	-
Consumer, other	359	-
Total	$25,028	$-

As of December 31, 2014	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,901	$-
Commercial real estate	8,470	-
Land, development, construction	2,374	-
Commercial	2,475	-
Consumer, other	375	-
Total	$25,595	$-

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of June 30, 2015
Residential real estate	$620,797	$2,675	$773	$-	$3,448	$604,992	$12,357
Commercial real estate	1,203,639	3,335	1,120	-	4,455	1,189,825	9,359
Land/dev/construction	96,020	535	563	-	1,098	93,243	1,679
Commercial	301,615	505	1,681	-	2,186	298,155	1,274
Consumer	61,145	240	202	-	442	60,344	359
	$2,283,216	$7,290	$4,339	$-	$11,629	$2,246,559	$25,028

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2014
Residential real estate	$589,068	$2,162	$1,451	$-	$3,613	$573,554	$11,901
Commercial real estate	1,132,933	1,840	3,394	-	5,234	1,119,229	8,470
Land/dev/construction	79,002	378	404	-	782	75,846	2,374
Commercial	294,493	1,427	1,492	-	2,919	289,099	2,475
Consumer	56,334	411	149	-	560	55,399	375
	$2,151,830	$6,218	$6,890	$-	$13,108	$2,113,127	$25,595

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

		As of June 30, 2015
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$589,934	$7,783	$23,080	$-
Commercial real estate	1,134,746	33,515	35,378	-
Land/dev/construction	85,126	7,702	3,192	-
Commercial	296,127	3,431	2,057	-
Consumer	60,311	253	581	-
Total	$2,166,244	$52,684	$64,288	$-

		As of December 31, 2014
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$558,312	$7,053	$23,703	$ -
Commercial real estate	1,063,979	34,953	34,001	-
Land/dev/construction	65,216	9,731	4,055	-
Commercial	285,549	4,419	4,525	-
Consumer	55,590	278	466	-
Total	$2,028,646	$56,434	$66,750	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of June 30, 2015 and December 31, 2014:

As of June 30, 2015	Residential	Consumer
Performing	$608,440	$60,786
Nonperforming	12,357	359
Total	$620,797	$61,145

As of December 31, 2014	Residential	Consumer
Performing	$577,167	$55,959
Nonperforming	11,901	375
Total	$589,068	$56,334

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2015 and December 31, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Jun. 30, 2015	Dec. 31, 2014
Contractually required principal and interest	$379,776	$460,836
Non-accretable difference	(25,188)	(68,757)
Cash flows expected to be collected	354,588	392,079
Accretable yield	(107,059)	(115,313)
Carrying value of acquired loans	247,529	276,766
Allowance for loan losses	(116)	(514)
Carrying value less allowance for loan losses	$247,413	$276,252

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $6,368, $7,946, $12,425 and $15,240 from non-accretable difference to accretable yield during the three and six month periods ending June 30, 2015 and 2014 to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and six month periods ending June 30, 2015 and 2014.

Activity during the		Effect of	income	all other
three month period ending June 30, 2015	Mar. 31, 2015	acquisitions	accretion	adjustments	Jun. 30, 2015
Contractually required principal and interest	$411,235	$-	$-	$(31,459)	$379,776
Non-accretable difference	(36,309)	-	-	11,121	(25,188)
Cash flows expected to be collected	374,926	-	-	(20,338)	354,588
Accretable yield	(111,658)	-	11,397	(6,798)	(107,059)
Carry value of acquired loans	$263,268	$-	$11,397	$(27,136)	$247,529

Activity during the		Effect of	income	all other
six month period ending June 30, 2015	Dec. 31, 2014	acquisitions	accretion	adjustments	Jun. 30, 2015
Contractually required principal and interest	$460,836	$-	$-	$(81,060)	$379,776
Non-accretable difference	(68,757)	-	-	43,569	(25,188)
Cash flows expected to be collected	392,079	-	-	(37,491)	354,588
Accretable yield	(115,313)	-	21,327	(13,073)	(107,059)
Carry value of acquired loans	$276,766	$-	$21,327	$(50,564)	$247,529

Activity during the		Effect of	income	all other
three month period ending June 30, 2014	Mar. 31, 2014	acquisitions	accretion	adjustments	Jun. 30, 2014
Contractually required principal and interest	$414,385	$180,960	$-	$(28,397)	$566,948
Non-accretable difference	(56,062)	(33,527)	-	9,604	(79,985)
Cash flows expected to be collected	358,323	147,433	-	(18,793)	486,963
Accretable yield	(107,523)	(25,749)	8,231	(8,052)	(133,093)
Carry value of acquired loans	$250,800	$121,684	$8,231	$(26,845)	$353,870

Activity during the		Effect of	income	all other
Six month period ending June 30, 2014	Dec. 31, 2013	acquisitions	accretion	adjustments	Jun. 30, 2014
Contractually required principal and interest	$389,537	$229,249	$-	$(51,838)	$566,948
Non-accretable difference	(55,304)	(45,293)	-	20,612	(79,985)
Cash flows expected to be collected	334,233	183,956	-	(31,226)	486,963
Accretable yield	(102,812)	(32,204)	16,462	(14,539)	(133,093)
Carry value of acquired loans	$231,421	$151,752	$16,462	$(45,765)	$353,870

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

	Six months period ended Jun. 30, 2015	Twelve month period ended Dec. 31, 2014
Beginning of the year	$49,054	$73,877
Effect of acquisition	-	2,636
Amortization, net	(8,895)	(20,664)
Indemnification revenue	1,283	3,098
Indemnification of foreclosure expense	(12)	237
Proceeds from FDIC	(5,016)	(10,014)
Impairment (recovery) of loan pool	(257)	(116)
Period end balance	$36,157	$49,054

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

	Six months period ended Jun. 30, 2015	Twelve month period ended Dec. 31, 2014
Beginning of the year	$1,205	$444
Effect of acquisition	-	682
True-up liability accrual	104	79
Period end balance	$1,309	$1,205

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and the percentage of that loss to be reimbursed by the FDIC is recognized as income from FDIC reimbursement, and included in this line item. During the six month period ended June 30, 2015, there was a recovery of a prior period impairment, as such, the estimated amount of impairment decreased, which resulted in a reduction of indemnification income of ($257).

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

NOTE 8: Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $40,198 at June 30, 2015 compared to $27,022 at December 31, 2014.  The following table provides additional details as of June 30, 2015.

	MBS	Municipal
As of June 30, 2015	Securities	Securities	Total
Market value of securities pledged	$50,817	$2,693	$53,510
Borrowings related to pledged amounts	39,412	786	40,198
Market value pledged as a % of borrowings	129%	343%	133%

Any risk related to these arrangements, primarily market value changes, are minimized due to the overnight (one day) maturity and the additional collateral pledged over the borrowed amounts.

NOTE 9: Subsequent events

     On July 24, 2015, the Company closed on its previously announced transaction with SouthBank, a Federal Savings Bank, and its parent company, Commonwealth Savingshares Corporation, whereby the Company purchased SouthBank’s main banking office located at 10891 North Military Trail, Palm Beach Gardens, Florida.  The purchase price for the real estate was $1,950 which was based on a recent appraisal.  The Company also assumed all of the deposits of SouthBank, which was approximately $14,617.  The Company paid SouthBank a premium equal to $100 for the deposits.  The Company did not acquire any loans from SouthBank.  On the same date, the Company closed two of its nearby existing leased branch banking offices and consolidated these offices into the newly acquired location described above.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts presented herein are in thousands, except per share data,

or unless otherwise noted.)

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2015 AND DECEMBER 31, 2014

Overview

Our total assets increased approximately 3% between December 31, 2014 and June 30, 2015 which was primarily the result of an increase in our deposits and federal funds purchased.  The deposit growth was primarily in commercial checking.  The growth in liquidity from the liability increases was used primarily to support the 12% annualized loan growth (excluding PCI loans) during the period.  Our loan to deposit ratio was 78.6% and 80.7% at December 31, 2014 and June 30, 2015, respectively.

These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $104,805 at June 30, 2015 (approximately 2.7% of total assets) as compared to $106,346 at December 31, 2014 (approximately 2.8% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $532,440 at June 30, 2015 (approximately 13.7% of total assets) compared to $517,457 at December 31, 2014 (approximately 13.7% of total assets), an increase of $14,983 or 2.9%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	three month	six month	three month	six month
	period ended	period ended	period ended	period ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Beginning balance	$ 1,017	$ 3,420	$ ---	$ ---
Purchases	38,408	76,490	36,425	65,234
Proceeds from sales	(38,001)	(78,660)	(36,378)	(65,214)
Net realized gain on sales	69	243	42	69
Net unrealized gains	15	15	---	---
Ending balance	$ 1,508	$ 1,508	$ 89	$ 89

Investment securities held to maturity

During the third quarter of 2014, we initiated a held to maturity securities portfolio.  At June 30, 2015, we had $250,482 (unamortized cost basis) of securities with an estimated fair value of $247,811, resulting in a net unrecognized loss of $2,671.  It is anticipated that it is more likely than not that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. These loans are recorded at the lower of cost or market. Gains and losses on the sale of loans held for sale are included as a component of non-interest income in our Condensed Consolidated Statement of Earnings and Comprehensive Income. A list of the activity in this portfolio is summarized below.

	three month	six month	three month	six month
	period ended	period ended	period ended	period ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Beginning balance	$ 522	$ 1,251	$ 1,017	$ 1,010
Acquired from Gulfstream	---	---	---	247
Loans originated	8,276	15,707	6,381	10,991
Proceeds from sales	(7,269)	(15,593)	(5,909)	(10,835)
Net realized gain on sales	127	291	107	183
Ending balance	$ 1,656	$ 1,656	$ 1,596	$ 1,596

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the six months ended June 30, 2015, were $2,469,399 or 72.2% of average earning assets, as compared to $1,887,253, or 69.9% of average earning assets, for the six month period ending June 30, 2014. Total loans at June 30, 2015 and December 31, 2014 were $2,531,156 and $2,429,525, respectively. This represents a loan to total asset ratio of 65.4% and 64.3% and a loan to deposit ratio of 80.7% and 78.6%, at June 30, 2015 and December 31, 2014, respectively.

Non-PCI loans

At June 30, 2015, we have total Non-PCI loans of $2,283,627 of which approximately $37,757 are covered by FDIC loss share agreements. The covered loans were acquired from our June 1, 2014 acquisition of FSB and the related transfer of its FDIC loss share agreements to us. Total new loans originated during the six month period ended June 30, 2015 approximated $401 million, of which $310 million were funded. The weighted average interest rate on funded loans was approximately 3.84% during the six month period.  The graph below summarizes total loan production and funded loan production over the past nine quarters.  The loan origination pipeline is approximately $298 million at June 30, 2015.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at June 30, 2015 is equal to $247,529 of which $210,788 are covered by FDIC loss sharing agreements.  We acquired both covered and non-covered PCI loans in our acquisition of FSB.  We also acquired FDIC covered loans that are not included in the PCI loan portfolio.  In addition, we also acquired non-covered PCI loans from the GSB acquisition.  The table below summarizes and compares total FDIC covered loans and non FDIC covered loans, and, our total non-PCI loan portfolio and our PCI loan portfolio at June 30, 2015.

	PCI loans	Non-PCI	Total loans
FDIC covered	$ 210,788	$ 37,757	$ 248,545
not covered	36,741	2,245,870	2,282,611
Total	$ 247,529	$ 2,283,627	$ 2,531,156

We have fourteen loss share agreements with the FDIC.  Seven have ten year terms and generally include single family residential loans and the other seven have five year terms and generally include non-single family residential loans.  The table below summarizes the covered loans by acquired bank and by term of the related loss share period at June 30, 2015.

						est rem	percentage
	Loss	Unpaid				life of	of losses	end of
	Share	Principal	Carrying	Difference (2)		loans in	reimbursable	loss share
	Term	Balance	Balance	$	%	years(1)	from FDIC	period	IA
Olde Cypress	5 yrs	$8,154	$6,610	($1,544)	19%	5.0	80%	Jul-15	$136
Comm Bank Bartow	5 yrs	3,207	2,650	(557)	17%	2.9	80%	Aug-15	72
Independent Nat'l Bank	5 yrs	15,819	13,635	(2,184)	14%	2.3	80%	Aug-15	279
Haven Trust Bank	5 yrs	22,127	18,944	(3,183)	14%	3.7	70%/0%/70%	Sep-15	316
First Commercial Bank	5 yrs	77,953	66,908	(11,045)	14%	1.7	70%/30%/75%	Jan-16	926
First Guaranty Bank	5 yrs	53,442	36,573	(16,869)	32%	2.1	80%	Jan-17	10,709
Central FL State Bank	5 yrs	10,416	7,461	(2,955)	28%	2.1	80%	Jan-17	1,767
Subtotal		191,118	152,781	(38,337)	20%	2.3			14,205

Olde Cypress	10 yrs	30,614	22,720	(7,894)	26%	4.7	80%	Jul-20	7,551
Comm Bank Bartow	10 yrs	14,520	10,653	(3,867)	27%	8.7	80%	Aug-20	2,728
Independent Nat'l Bank	10 yrs	18,369	14,224	(4,145)	23%	5.9	80%	Aug-20	2,850
Haven Trust Bank	10 yrs	4,204	3,310	(894)	21%	5.1	70%/0%/70%	Sep-20	109
First Commercial Bank	10 yrs	9,445	8,513	(932)	10%	3.5	70%/30%/75%	Jan-21	225
First Guaranty Bank	10 yrs	40,768	31,927	(8,841)	22%	6.5	80%	Jan-22	7,665
Central FL State Bank	10 yrs	5,649	4,417	(1,232)	22%	5.1	80%	Jan-22	824
Subtotal		123,569	95,764	(27,805)	23%	5.9			21,952

Total		$314,687	$248,545	($66,142)	21%	3.7			$36,157

(1)	This represents an estimate of the weighted average life or timing of the estimated future cash flows as of June 30, 2015.
(2)	Represents the dollar amount difference between the carrying value, or book value, of the loans and the unpaid principal balance (“UPB”), and the dollar amount difference as a percentage of the UPB.

As shown in the table above, total IA at June 30, 2015 was $36,157 of which $10,963 represents a receivable from the FDIC for estimated future loss reimbursements, and $25,194 represents previously estimated loss reimbursements that are no longer expected.  This amount is now expected to be paid (and/or has been paid) by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At June 30, 2015, the $25,194 previously estimated reimbursements from the FDIC is expected to be written off as amortization expense (negative accretion) in the Company’s non-interest income as summarized below.

Period		Year
3Q15	$ 4,090	2018	$ 2,294
4Q15	3,317	2019	1,925
Year 2016	8,555	2020 thru 2022	1,872
Year 2017	3,141	Total	$ 25,194

The table above is based on management’s most recent quarterly updated projections of possible future losses, cash flows and timing of cash flows.  The above amounts are subject to change, and have changed in past quarters, primarily due to the PCI loan pools performing better than previously estimated.  A summary of the activity in the IA account during the six month period ending June 30, 2015 is presented in the table below.

Balance at 12/31/14	$49,054
Amortization, net (excludes clawback)	(8,895)
Indemnification revenue	1,283
Indemnification of foreclosure expenses	(12)
Proceeds received from FDIC	(5,016)
Net recovery of loan pool(s) impairments	(257)
Balance 6/30/15	$36,157

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

Total loans at June 30, 2015 are equal to $2,531,156. Of this amount, approximately 85.5% are collateralized by real estate, 12% are commercial non real estate loans and the remaining 2.5% are consumer and other non real estate loans. We have approximately $717,471 of single family residential loans which represents about 28% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 52.5% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2015	December 31, 2014
Loans excluding PCI loans
Real estate loans
Residential	$620,797	$589,068
Commercial	1,203,639	1,132,933
Land, development and construction	96,020	79,002
Total real estate	1,920,456	1,801,003
Commercial	301,615	294,493
Consumer and other loans	61,145	56,334
Loans before unearned fees and deferred cost	2,283,216	2,151,830
Net unearned fees and costs	411	929
Total loans excluding PCI loans	2,283,627	2,152,759
PCI loans (note 1)
Real estate loans
Residential	96,674	102,009
Commercial	126,058	140,977
Land, development and construction	21,546	24,032
Total real estate	244,278	267,018
Commercial	2,735	8,953
Consumer and other loans	516	795
Total PCI loans	247,529	276,766
Total loans	2,531,156	2,429,525
Allowance for loan losses for loans that are not PCI loans	(22,818)	(19,384)
Allowance for loan losses for PCI loans	(116)	(514)
Total loans, net of allowance for loan losses	$2,508,222	$2,409,627
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

Included in our total loans listed above, are loans covered by FDIC loss share agreements. The following table sets forth information concerning the loan portfolio by collateral types which are covered by FDIC loss sharing agreements.

	June 30, 2015	December 31, 2014
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$3,913	$3,895
Commercial	32,185	33,606
Land, development and construction	756	866
Total real estate	36,854	38,367
Commercial	903	1,253
Consumer and other loans	-	-
FDIC covered loans, excluding PCI loans	37,757	39,620
FDIC covered PCI loans (note 1)
Real estate loans
Residential	92,369	98,075
Commercial	103,764	116,457
Land, development and construction	12,535	15,395
Total real estate	208,668	229,927
Commercial	2,120	4,974
Consumer and other loans	-	-
Total FDIC covered PCI loans	210,788	234,901
Total FDIC covered loans	248,545	274,521
Allowance for loan losses for FDIC covered loans that are not PCI loans	(161)	-
Allowance for loan losses for FDIC covered PCI loans	(116)	(514)
Total covered loans, net of allowance for loan losses	$248,268	$274,007

note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at June 30, 2015 and December 31, 2014.

	June 30, 2015			Dec 31, 2014			increase (decrease)
	loan balance	ALLL balance	%	loan balance	ALLL balance	%	loan balance	ALLL balance
Non impaired loans	$1,615,315	$17,392	1.08%	$1,407,781	$16,587	1.18%	$207,534	$805	-	10 bps
Gulfstream loans (note 1)	250,336	2,053	0.82%	280,331	1,682	0.60%	(29,995)	371		22 bps
FSB loans (note 2)	395,130	1,537	0.39%	439,397	—	—%	(44,267)	1,537		39 bps
Impaired loans	22,846	1,836	8.04%	25,250	1,115	4.42%	(2,404)	721		362 bps
Non-PCI loans	2,283,627	22,818	1.00%	2,152,759	19,384	0.90%	130,868	3,434		10 bps
PCI loans (note 3)	247,529	116		276,766	514		(29,237)	(398)
Total loans	$2,531,156	$22,934	0.91%	$2,429,525	$19,898	0.82%	$101,631	$3,036		9 bps

note 1:

Loans acquired in the Company’s January 17, 2014 acquisition of GSB that are not PCI loans.  These are performing loans recorded at estimated fair value at the acquisition date.  The unamortized fair value adjustment was approximately $5,393 and $6,042 at June 30, 2015 and December 31, 2014, respectively.  This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  During the current quarter, management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at June 30, 2015 as listed in the table above.

note 2:

Loans acquired in the Company’s June 1, 2014 acquisition of FSB that are not PCI loans.  These are performing loans recorded at estimated fair value at the acquisition date.  The unamortized fair value adjustment was approximately $5,179 and $7,032 at June 30, 2015 and December 31, 2014, respectively.  This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  During the current quarter, management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at June 30, 2015 as listed in the table above.

note 3:	Included in the $247,529 PCI loans at June 30, 2015 are $210,788 of loans that are covered by FDIC loss sharing agreements.

The general loan loss allowance (non-impaired loans, which includes GSB and FSB acquired loans) increased by a net amount of $2,713.  Excluding GSB and FSB loans, the general loan loss allowance increased by $805 resulting primarily from an increase in loans outstanding less a decrease in the loss factors due to the continued improvement in the local economy and real estate market, and the continued decline in the Company’s two year charge-off history.   The Company’s other credit metrics, such as the

levels of and trends in the Company’s non-performing loans, past-due loans and impaired loans were also considered when adjusting its qualitative factors.

As of the end of the current quarter, the Company has a 17 month history with the performing loans acquired from GSB as discussed in note 1 above.  Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at June 30, 2015 as listed in the table above.  Management considered the accretion of the credit discount, levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans in arriving at its estimate.

As of the end of the current quarter, the Company has a 13 month history with the performing loans acquired from FSB as discussed in note 2 above.  Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at June 30, 2015 as listed in the table above.  Management considered the accretion of credit discount, levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs, impaired loans, and those loans that were covered by FDIC loss share agreements and those loans guaranteed by the California State University System in arriving at its estimate.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,592 to $22,846 ($21,010 when the $1,836 specific allowance is considered) from their legal unpaid principal balance outstanding of $24,438.  In the aggregate, total impaired loans have been written down to approximately 86% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 80% of their legal unpaid principal balance.  The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing of $25,028 at June 30, 2015) have been written down to approximately 85% of their legal unpaid principal balance, when the related specific allowance is also considered.

Approximately $13,288 of the Company’s impaired loans (58%) are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans, including those covered by FDIC loss sharing agreements, are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at June 30, 2015. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2015
Balance at beginning of period	$20,842	$138	$20,980
Loans charged-off	(783)	-	(783)
Recoveries of loans previously charged-off	429	-	429
Net charge-offs	(354)	-	(354)
Provision (recovery) for loan losses	2,330	(22)	2,308
Balance at end of period	$22,818	$116	$22,934

Three months ended June 30, 2014
Balance at beginning of period	$18,913	$1,183	$20,096
Loans charged-off	(902)	-	(902)
Recoveries of loans previously charged-off	112	-	112
Net charge-offs	(790)	-	(790)
(Recovery) provision for loan losses	117	(223)	(106)
Balance at end of period	$18,240	$960	$19,200

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six months ended June 30, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(1,732)	(77)	(1,809)
Recoveries of loans previously charged-off	895	-	895
Net charge-offs	(837)	(77)	(914)
Provision for loan losses	4,271	(321)	3,950
Balance at end of period	$22,818	$116	$22,934

Six months ended June 30, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(2,062)	-	(2,062)
Recoveries of loans previously charged-off	955	-	955
Net charge-offs	(1,107)	-	(1,107)
Provision for loan losses	(347)	200	(147)
Balance at end of period	$18,240	$960	$19,200

Nonperforming loans and nonperforming assets

Non performing loans exclude PCI loans and are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, as defined above, as a percentage of total non-PCI loans, were 1.10% at June 30, 2015, compared to 1.19% at December 31, 2014

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $29,891 at June 30, 2015, compared to $34,578 at December 31, 2014. Non performing assets as a percentage of total assets were 0.77% at June 30, 2015, compared to 0.92% at December 31, 2014. The table below summarizes selected credit quality data at the dates indicated.

	June 30, 2015	Dec 31, 2014
Non-accrual loans (note 1)	$25,028	$ 25,595
Accruing loans 90 days or more past due (note 1)	---	---
Total non-performing loans ("NPLs") (note 1)	25,028	25,595
Other real estate owned ("OREO") (note 2)	4,691	8,896
Repossessed assets other than real estate ("ORAs") (note 1)	172	87
Total non-performing assets ("NPAs") (note 2)	29,891	34,578
OREO covered by FDIC loss share agreements
80% covered	6,531	7,264
75% covered	---	606
70% covered	249	1,755
30% covered	5,224	9,779
Total NPAs including FDIC covered OREO	$41,895	$ 53,982

NPLs as percentage of total loans (note 1)	1.10%	1.19%
NPAs as percentage of total assets
excluding FDIC covered OREO	0.77%	0.92%
including FDIC covered OREO	1.08%	1.43%
NPAs as percentage of loans and OREO and ORAs (note 1)
excluding FDIC covered OREO	1.31%	1.60%
including FDIC covered OREO	1.82%	2.47%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.51%	0.61%
Allowance for loan losses as percentage of NPLs (note 1)	91%	76%
note 1:	Excludes PCI loans.
note 2:	Excludes OREO covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of June 30, 2015 the Company had reported a total of 199 non accrual loans with an aggregate carrying value of $25,028 compared to December 31, 2014 when 207 non accrual loans with an aggregate book value of $25,595 were reported.

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At June 30, 2015, total OREO was $16,695. Of this amount, $12,004 is covered by FDIC loss sharing agreements. OREO not covered by FDIC loss share agreements is $4,691 at June 30, 2015. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At June 30, 2015 we have identified a total of $22,846 impaired loans, excluding PCI loans. A specific valuation allowance of $1,836 has been attached to $6,713 of impaired loans included in the total $22,846 of identified impaired loans identified. It should also be noted that the total carrying balance of the impaired loans, or $22,846, has been partially charged down by $1,591 from their aggregate legal unpaid balance of $24,438. The table below summarizes impaired loan data for the periods presented.

	June 30, 2015	Dec 31, 2014
Impaired loans with a specific valuation allowance	$6,713	$ 7,785
Impaired loans without a specific valuation allowance	16,133	17,465
Total impaired loans	$22,846	$ 25,250

Performing TDRs (these are not included in NPLs)	$10,293	$ 11,418
Non performing TDRs (these are included in NPLs)	5,366	3,648
Total TDRs	15,659	15,066
Impaired loans that are not TDRs	7,187	10,184
Total impaired loans	$22,846	$ 25,250

Bank premises and equipment

Bank premises and equipment was $101,079 at June 30, 2015 compared to $98,848 at December 31, 2014, an increase of $2,231 or 2.3%.  The primary components of the increase was construction cost of $2,882 relating to renovations to our new operations center and the purchase of land of $921 for the site of an existing branch plus other purchases net of disposals of $1,264 less depreciation expense of $2,836.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	June 30, 2015	Dec. 31, 2014
Land	$35,308	$34,387
Land improvements	970	949
Buildings	60,273	60,168
Leasehold improvements	3,095	3,022
Furniture, fixtures and equipment	31,427	31,404
Construction in progress	4,469	1,587
Subtotal	135,542	131,517
Less: accumulated depreciation	34,463	32,669
Total	$101,079	$98,848

We have transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and have subsequently sold three properties. Our branch real estate held for sale at June 30, 2015 and December 31, 2014 was $1,501 and $2,675, respectively.

Deposits

The cost of interest bearing deposits in the current quarter decreased by 2 basis points (“bps”) to 0.27% compared to the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter also decreased 2 bps to 0.17% compared to the prior quarter. The table below summarizes the Company’s deposit mix over the dates indicated.

.

	June 30, 2015	% of total	Dec 31, 2014	% of total
Demand - non-interest bearing	$1,127,591	36%	$1,048,874	34%
Demand - interest bearing	621,473	20%	607,359	20%
Savings deposits	240,528	8%	231,039	7%
Money market accounts	706,647	22%	716,956	23%
Time deposits	440,276	14%	487,812	16%
Total deposits	$3,136,515	100%	$3,092,040	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $40,198 at June 30, 2015 compared to $27,022 at December 31, 2014.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At June 30, 2015 we had $171,219 of correspondent bank deposits or federal funds purchased, compared to $151,992 at December 31, 2014.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At June 30, 2015 and December 31, 2014, there were no outstanding advances from the Federal Home Loan Bank.

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

Stockholders’ equity

Stockholders’ equity at June 30, 2015, was $468,436, or 12.1% of total assets, compared to $452,477, or 12.0% of total assets at December 31, 2014. The increase in stockholders’ equity was due to the following items:

$452,477	Total stockholders' equity at December 31, 2014
19,026	Net income during the period
(1,363)	Dividends paid on common shares ($0.03 per common share)
(2,522)	Net decrease in market value of securities available for sale, net of deferred taxes
572	Stock options exercised, including tax benefit
1,044	Employee equity based compensation
(798)	Stock Repurchase (65,265 shares, average price of $12.23 per share)
$468,436	Total stockholders' equity at June 30, 2015

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2015, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines. Selected consolidated capital ratios at June 30, 2015 and December 31, 2014 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2015
Total capital (to risk weighted assets)	$415,676	15.7%	$212,078	>8.0%	$203,598
Tier 1 capital (to risk weighted assets)	392,742	14.8%	159,058	>6.0%	233,684
Common equity Tier 1 capital (to risk weighted assets	376,814	14.2%	119,294	>4.5%	257,520
Tier 1 capital (to average assets)	392,742	10.4%	151,485	>4.0%	241,257

December 31, 2014
Total capital (to risk weighted assets)	$262,701	17.9%	$117,450	>8.0%	$145,251
Tier 1 capital (to risk weighted assets)	244,323	16.6%	58,725	>4.0%	185,598
Tier 1 capital (to average assets)	244,323	10.4%	94,182	>4.0%	150,141

CenterState Bank of Florida, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2015
Total capital (to risk weighted assets)	$386,580	14.5%	$266,083	>10.0%	$120,497
Tier 1 capital (to risk weighted assets)	363,654	13.7%	212,867	>8.0%	150,787
Common equity Tier 1 capital (to risk weighted assets	363,654	13.7%	172,954	>6.5%	190,700
Tier 1 capital (to average assets)	363,654	9.6%	189,045	>5.0%	174,609

December 31, 2014
Total capital (to risk weighted assets)	$213,744	14.6%	$146,277	>10.0%	$67,467
Tier 1 capital (to risk weighted assets)	195,434	13.4%	87,766	>6.0%	107,668
Tier 1 capital (to average assets)	195,434	8.3%	117,444	>5.0%	77,990

Effective January 1, 2015 new regulatory capital requirements established by the international banking framework commonly referred to as “Basel III” were implemented and are reflected in the 2015 capital levels and ratios in the table above. Management opted out of the AOCI treatment under the new requirements and, as such, unrealized security gains and losses will continue to be excluded from Bank Regulatory Capital.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

Overview

We recognized net income of $9,878 or $0.22 per share basic and $0.21 per share diluted for the three month period ended June 30, 2015, compared to net income of $1,037 or $0.03 per share basic and diluted for the same period in 2014.  A summary of the differences are listed in the table below.

	3 months ended	3 months ended	increase
	June 30, 2015	June 30, 2014	(decrease)
Net interest income	$39,807	$ 31,257	$8,550
Provision (recovery) for loan losses	2,308	(106)	2,414
Net interest income after loan loss provision	37,499	31,363	6,136

Correspondent banking and capital markets division	8,587	5,285	3,302
Gain on sale of available for sale securities	-	46	(46)
IA amortization	(4,649)	(5,006)	357
FDIC revenue	359	421	(62)
All other non interest income	6,276	5,626	650
Total non interest income	10,573	6,372	4,201

Correspondent banking and capital markets division	6,008	5,063	945
Credit related expenses	1,147	2,375	(1,228)
All other non interest expense	25,383	23,789	1,594
Merger related expenses	-	4,897	(4,897)
Branch closure and efficiency initiatives	-	29	(29)
Total non interest expense	32,538	36,153	(3,615)

Net income before provision for income taxes	15,534	1,582	13,952
Provision for income taxes	5,656	545	5,111
Net income	$9,878	$ 1,037	$8,841

The primary differences between the two quarters presented above relate to our June 1, 2014 acquisition of FSB, increased loan growth, increased correspondent revenue from our capital markets division and lower credit costs.

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of the FSB acquisition and to a lesser extent the increase in interest accretion in our PCI loan portfolio. The increase in our “all other non interest expense,” which is basically the operating expenses of our commercial/retail banking segment, is also primarily due to  the FSB acquisition less our cost savings from the 2014 branch closure and efficiency initiatives.  These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $8,550 or 27% to $39,807 during the three month period ended June 30, 2015 compared to $31,257 for the same period in 2014. The $8,550 increase was the result of an $8,546 increase in interest income and a $4 decrease in interest expense.

Interest earning assets averaged $3,429,257 during the three month period ended June 30, 2015 as compared to $2,904,332 for the same period in 2014, an increase of $524,925, or 18%. The yield on average interest earning assets increased 30bps to 4.87% (31bps to 4.93% tax equivalent basis) during the three month period ended June 30, 2015, compared to 4.57% (4.62% tax equivalent basis) for the same period in 2014. The combined effects of the $524,925 increase in average interest earning assets and the 30bps (31bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $8,546 ($8,684 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,258,171 during the three month period ended June 30, 2015 as compared to $1,985,055 for the same period in 2014, an increase of $273,116 or 14%. The cost of average interest bearing liabilities decreased 5bps to 0.32% during the three month period ended June 30, 2015, compared to 0.37% for the same period in 2014. The combined effects of the $273,116 increase in average interest bearing liabilities and the 5bps decrease in cost of average interest bearing liabilities resulted in the $4 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2015 and 2014 on a tax equivalent basis.

	Three months ended June 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$2,237,178	$25,584	4.59%	$1,723,242	$20,507	4.77%
PCI loans (note 9)	257,581	11,397	17.75%	285,270	8,231	11.57%
Securities- taxable	682,950	3,803	2.23%	571,813	3,809	2.67%
Securities- tax exempt (note 8)	81,409	1,014	5.00%	39,112	512	5.25%
Fed funds sold and other (note 3)	170,139	369	0.87%	284,895	424	0.60%
Total interest earning assets	3,429,257	42,167	4.93%	2,904,332	33,483	4.62%

Allowance for loan losses	(20,107)			(20,052)
All other assets	479,645			386,383
Total assets	$3,888,795			$3,270,663

Interest bearing deposits (note 4)	2,014,726	1,369	0.27%	1,882,384	1,523	0.32%
Fed funds purchased	184,525	154	0.33%	46,426	5	0.04%
Other borrowings (note 5)	34,937	54	0.62%	32,384	56	0.69%
Corporate debenture (note 10)	23,983	241	4.03%	23,861	238	4.00%
Total interest bearing liabilities	2,258,171	1,818	0.32%	1,985,055	1,822	0.37%

Demand deposits	1,127,639			906,746
Other liabilities	36,138			25,040
Stockholders’ equity	466,847			353,822
Total liabilities and stockholders’ equity	$3,888,795			$3,270,663
Net interest spread (tax equivalent basis) (note 6)			4.61%			4.25%
Net interest income (tax equivalent basis)		$40,349			$31,661
Net interest margin (tax equivalent basis) (note 7)			4.72%			4.37%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of ($359) and $100 for the three month periods ended June 30, 2015 and 2014.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($167) and ($247) for the three month periods ended June 30, 2015 and 2014.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $44 and $44 for the three month periods ended June 30, 2015 and 2014.

The primary reason for the increase in our NIM during the current quarter results from the favorable yields of our PCI loans, which increased from 11.57% in 2Q14 to 17.75% in 2Q15.  Our PCI loans historically have performed better than previously expected. Initial loss expectations have been adjusted downward during subsequent quarterly estimates of future cash flows.  The results have been higher yields over the remaining life of the related loan pools.  In addition, during the current quarter, several PCI loans have paid off in full resulting in cash payments to the Company in excess of the related pools’ carrying balances.  The excess cash payments (approximately $969) were included in interest income immediately and contributed approximately 1.51% to the 17.75% yield on PCI loans for the current quarter.

Provision for loan losses

The provision for loan losses increased $2,414 to $2,308 during the three month period ending June 30, 2015 compared to a provision recovery of ($106) for the comparable period in 2014. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is primarily due to the increase in our loan balances outstanding and adjusting our allowance on non PCI loans acquired from GSB and FSB.  See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2015 was $10,573 compared to $6,372 for the comparable period in 2014. This increase was the result of the following components listed in the table below.

	June 30,	June 30,	$ increase	% increase
Three month period ending:	2015	2014	(decrease)	(decrease)
Income from correspondent banking capital markets division (1)	$7,334	$4,192	$3,142	75.0%
Other correspondent banking related revenue (2)	1,253	1,093	160	14.6%
Wealth management related revenue	990	1,104	(114)	(10.3)%
Service charges on deposit accounts	2,420	2,333	87	3.7%
Debit, prepaid, ATM and merchant card related fees	1,823	1,495	328	21.9%
BOLI income	599	356	243	68.3%
Other service charges and fees	444	338	106	31.4%
Gain on sale of securities available for sale	---	46	(46)	(100.0)%
Subtotal	$14,863	$10,957	$3,906	35.6%
FDIC indemnification asset-amortization(see explanation below)	(4,649)	(5,006)	357	(7.1)%
FDIC indemnification income	359	421	(62)	(14.7)%
Total non-interest income	$10,573	$6,372	$4,201	65.9%

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

“Debit, prepaid, ATM and merchant card related fees” and “other service charges and fees” increased between the two periods presented above primarily due to our June 1, 2014 acquisition of FSB.   We also purchased $25 million of additional Bank Owned Life Insurance (“BOLI”) in September 2014.  “Income from correspondent banking capital markets division” increased between the two periods presented above due to increased fees from hedging services and loan brokering fees.

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

At June 30, 2015, the total IA on our Condensed Consolidated Balance Sheet was $36,157. Of this amount, we expect to receive reimbursements from the FDIC of approximately $10,963 related to future estimated losses, and expect to write-off approximately $25,194 for previously estimated losses that are no longer expected. The $25,194 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At June 30, 2015, the $25,194 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Period		Year
3Q15	$ 4,090	2018	$ 2,294
4Q15	3,317	2019	1,925
Year 2016	8,555	2020 thru 2022	1,872
Year 2017	3,141	Total	$ 25,194

When an FDIC covered OREO property is sold at a loss, the loss is included in non-interest expense as loss on sale of OREO, and the percentage of the loss that is covered by the FDIC is recorded as FDIC OREO indemnification income and included in non-interest income. When a FDIC covered loan pool is impaired, the impairment expense is included in loan loss provision expense, and the percentage of the impairment expense that is covered by the FDIC is recorded as FDIC pool impairment indemnification income and included in non-interest income.

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

Non-interest expense

Non-interest expense for the three months ended June 30, 2015 decreased $3,615, or 10%, to $32,538, compared to $36,153 for the same period in 2014. Components of our non-interest expenses are listed in the table below.

	June 30,	June 30,	$ increase	% increase
Three month period ending:	2015	2014	(decrease)	(decrease)
Salaries and wages	$15,130	$13,234	$1,896	14.3%
Incentive/bonus compensation	1,749	1,125	624	55.5%
Stock based compensation	812	333	479	143.8%
Employer 401K matching contributions	408	374	34	9.1%
Deferred compensation expense	153	160	(7)	(4.4)%
Health insurance and other employee benefits	1,312	1,180	132	11.2%
Payroll taxes	893	913	(20)	(2.2)%
Other employee related expenses	237	401	(164)	(40.9)%
Incremental direct cost of loan origination	(769)	(535)	(234)	43.7%
Total salaries, wages and employee benefits	19,925	17,185	2,740	15.9%

(Gain) loss on sale of OREO	74	58	16	27.6%
(Gain) loss on sale of FDIC covered OREO	(47)	321	(368)	(114.6)%
Valuation write down of OREO	109	445	(336)	(75.5)%
Valuation write down of FDIC covered OREO	281	440	(159)	(36.1)%
Loss on repossessed assets other than real estate	-	19	(19)	(100.0)%
Foreclosure and repossession related expenses	339	717	(378)	(52.7)%
Foreclosure and repo expense, FDIC (note 1)	391	375	16	4.3%
Total credit related expenses	1,147	2,375	(1,228)	(51.7)%

Occupancy expense	2,566	2,479	87	3.5%
Depreciation of premises and equipment	1,403	1,563	(160)	(10.2)%
Supplies, stationary and printing	351	334	17	5.1%
Marketing expenses	481	619	(138)	(22.3)%
Data processing expense	1,127	1,306	(179)	(13.7)%
Legal, auditing and other professional fees	690	1,376	(686)	(49.9)%
Bank regulatory related expenses	883	753	130	17.3%
Postage and delivery	336	365	(29)	7.9%
Debit, prepaid, ATM and merchant card related expenses	450	468	(18)	(3.8)%
CDI and Trust intangible amortization	640	515	125	24.3%
Internet and telephone banking	550	415	135	32.5%
Operational write-offs and losses	99	55	44	80.0%
Correspondent accounts and Federal Reserve charges	169	152	17	11.2%
Conferences/Seminars/Education/Training	151	98	53	54.1%
Director fees	173	95	78	82.1%
Travel expenses	97	106	(9)	(8.5)%
Other expenses	1,316	968	348	36.0%
Subtotal	32,554	31,227	1,327	4.2%
Impairment of bank property held for sale, net	(16)	-	(16)	---%
Merger and acquisition related expenses	-	4,897	(4,897)	(100.0)%
Charges related to cost reduction efficiencies	-	29	(29)	(100.0)%
Total non-interest expense	$32,538	$36,153	$(3,615)	(10.0)%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding net impairments on bank property held for sale, merger related expenses and charges related to our branch closure and efficiency initiatives, our non interest expenses increased $1,327, or 4.2% to $32,554 during the current quarter compared to $31,227 during the same quarter last year.  The overall primary reason for the increase relates to our June 2014 acquisition of FSB.

Provision for income taxes

We recognized an income tax provision for the three months ended June 30, 2015 of $5,656 on pre-tax income of $15,534 (an effective tax rate of 36.4%) compared to an income tax provision of $545 on pre-tax income of $1,582 (an effective tax rate of 34.5%) for the comparable quarter in 2014.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

Overview

We recognized net income of $19,026 or $0.42 per share basic and $0.41 per share diluted for the six month period ended June 30, 2015, compared to net income of $2,090 or $0.06 per share basic and diluted for the same period in 2014.  A summary of the differences are listed in the table below.

	6 months ended	6 months ended	increase
	June 30, 2015	June 30, 2014	(decrease)
Net interest income	$ 77,427	$ 59,450	$ 17,977
Provision for loan losses	3,950	(147)	4,097
Net interest income after loan loss provision	73,477	59,597	13,880

Correspondent banking and capital markets division	15,387	9,216	6,171
Gain on sale of available for sale securities	--	46	(46)
IA amortization	(8,999)	(10,191)	1,192
FDIC revenue	1,026	1,689	(663)
All other non interest income	12,240	11,372	868
Total non interest income	19,654	12,132	7,522

Correspondent banking and capital markets division	11,603	9,441	2,162
Credit related expenses	596	4,199	(3,603)
All other non interest expense	50,942	44,485	6,457
Merger related expenses	--	7,244	(7,244)
Branch closure and efficiency initiatives	--	3,187	(3,187)
Total non interest expense	63,141	68,556	(5,415)

Net income before provision for income taxes	29,990	3,173	26,817
Provision for income taxes	10,964	1,083	9,881
Net income	$ 19,026	$ 2,090	$16,936

The primary differences between the two periods presented above relate to our January 17, 2014 acquisition of GSB and our June 1, 2014 acquisition of FSB, increased loan growth, increased correspondent revenue from our capital markets division and lower credit costs.  The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of these acquisitions.  The increase in our “all other non interest expense”, which is basically the operating expenses of our commercial/retail banking segment, is also primarily due to these acquisitions.

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

Net interest income/margin

Net interest income increased $17,977 or 30% to $77,427 during the six month period ended June 30, 2015 compared to $59,450 for the same period in 2014.  The $17,977 increase was the result of an $18,249 increase in interest income and a $272 increase in interest expense.

Interest earning assets averaged $3,418,102 during the six month period ended June 30, 2015 as compared to $2,700,601 for the same period in 2014, an increase of $717,501, or 27%.  The yield on average interest earning assets increased 10bps to 4.79% (9bps to 4.84% tax equivalent basis) during the six month period ended June 30, 2015, compared to 4.69% (4.75% tax equivalent basis) for the same period in 2014.  The combined effects of the $717,501 increase in average interest earning assets and the 10bps (9bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $18,249 ($18,408 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,261,893 during the six month period ended June 30, 2015 as compared to $1,867,254 for the same period in 2014, an increase of $394,639, or 21%.  The cost of average interest bearing liabilities decreased 4bps to 0.33% during the six month period ended June 30, 2015, compared to 0.37% for the same period in 2014.  The combined effects of the

$394,639 increase in average interest bearing liabilities and the 4bps decrease in cost of average interest bearing liabilities resulted in the $272 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2015 and 2014 on a tax equivalent basis.

	Six months ended June 30,
		2015			2014
	Average	Interest	Average	Average	Interest	Average
	balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$2,205,078	$50,064	4.58%	$1,618,732	$38,234	4.76%
PCI loans (note 9)	264,321	21,329	16.27%	268,521	16,462	12.36%
Securities- taxable	685,524	8,085	2.38%	532,507	7,286	2.76%
Securities- tax exempt (note 8)	72,600	1,834	5.09%	39,196	1,024	5.27%
Fed funds sold and other (note 3)	190,579	765	0.81%	241,645	663	0.55%
Total interest earning assets	3,418,102	82,077	4.84%	2,700,601	63,669	4.75%

Allowance for loan losses	(20,541)			(20,508)
All other assets	474,175			391,226
Total assets	$3,871,736			$3,071,319

Interest bearing deposits (note 4)	$2,024,739	2,816	0.28%	1,768,726	2,860	0.33%
Fed funds purchased	180,340	286	0.32%	44,224	11	0.05%
Other borrowings (note 5)	32,853	103	0.63%	31,083	79	0.51%
Corporate debenture (note 10)	23,961	478	4.02%	23,221	461	4.00%
Total interest bearing liabilities	2,261,893	3,683	0.33%	1,867,254	3,411	0.37%

Demand deposits	1,113,019			837,720
Other liabilities	34,266			27,700
Stockholders' equity	462,558			338,645
Total liabilities and stockholders' equity	$3,871,736			$3,071,319

Net interest spread (tax equivalent basis) (note 6)			4.51%			4.38%
Net interest income (tax equivalent basis)		$78,394			$60,258
Net interest margin (tax equivalent basis) (note 7)			4.63%			4.50%

note   1:  Loan balances are net of deferred origination fees and costs.

note   2:  Interest income on average loans includes amortization of loan fee recognition of ($393) and $143 for the six month periods ended June 30, 2015 and 2014.

note   3:  Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.

note   4:  Includes interest bearing deposits only.  Non-interest bearing checking accounts are included in the demand deposits listed above.  Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($402) and ($402) for the six month periods ended June 30, 2015 and 2014.

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

note 10:  Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $88 and $88 for the six month periods ended June 30, 2015 and 2014.

The primary reason for the increase in our NIM during the six month period ending June 30, 2015 results from the favorable yields of our PCI loans, which increased from 12.36% during the six month ending June 30, 2014 to 16.27% during the six month period ending June 30, 2015 .  Our PCI loans historically have performed better than previously expected.  Initial loss expectations have been adjusted downward during subsequent quarterly estimates of future cash flows.  The results have been higher yields over the remaining life of the related loan pools.

Provision for loan losses

The provision for loan losses increased $4,097 to $3,950 during the six month period ending June 30, 2015 compared to a provision of ($147) for the comparable period in 2014.  Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.  Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach).  In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information.  As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is primarily due to the increase in our loan balances outstanding and adjusting our allowance on non PCI loans acquired from GSB and FSB.  See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six months ended June 30, 2015 was $19,654 compared to $12,132 for the comparable period in 2014.  This increase was the result of the following components listed in the table below.

	June 30,	June 30,	$ increase	% increase
Six month period ending:	2015	2014	(decrease)	(decrease)
Income from correspondent banking capital markets division	$ 13,028	$ 7,340	$ 5,688	77.5%
Other correspondent banking related revenue	2,359	1,876	483	25.7%
Wealth management related revenue	1,960	2,321	(361)	(15.6%)
Service charges on deposit accounts	4,681	4,595	86	1.9%
Debit, prepaid, ATM and merchant card related fees	3,524	3,001	523	17.4%
BOLI income	1,192	708	484	68.4%
Other service charges and fees	883	747	136	18.2%
Gain on sale of securities	--	46	(46)	(100.0%)
Subtotal	$27,627	$20,634	$6,993	33.9%
FDIC indemnification asset-amortization(see explanation below)	(8,999)	(10,191)	1,192	(11.7%)
FDIC indemnification income	1,026	1,689	(663)	(39.3%)
Total non-interest income	$19,654	$12,132	$7,522	62.0%

Income from correspondent banking capital markets division  increased  between the two periods presented above due to increased fees from hedging services and loan brokering fees.  We also purchased $25 million of additional Bank Owned Life Insurance (“BOLI”) in September 2014.

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

At June 30, 2015, the total IA on our Condensed Consolidated Balance Sheet was $36,157. Of this amount, we expect to receive reimbursements from the FDIC of approximately $10,963 related to future estimated losses, and expect to write-off approximately $25,194 for previously estimated losses that are no longer expected. The $25,194 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At June 30, 2015, the $25,194 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Period		Year
3Q15	$ 4,090	2018	$ 2,294
4Q15	3,317	2019	1,925
Year 2016	8,555	2020 thru 2022	1,872
Year 2017	3,141	Total	$ 25,194

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

Non-interest expense

Non-interest expense for the six months ended June 30, 2015 decreased $5,415, or 7.9%, to $63,141, compared to $68,556 for the same period in 2014.  Components of our non-interest expenses are listed in the table below.

	June 30,	June 30,	$ increase	% increase
Six month period ending:	2015	2014	(decrease)	(decrease)
Salaries and wages	$ 29,665	$ 25,107	$ 4,558	18.2%
Incentive/bonus compensation	2,949	2,206	743	33.7%
Stock based compensation	1,642	677	965	142.5%
Employer 401K matching contributions	843	734	109	14.9%
Deferred compensation expense	313	267	46	17.2%
Health insurance and other employee benefits	2,642	2,167	475	21.9%
Payroll taxes	2,296	2,033	263	12.9%
Other employee related expenses	476	659	(183)	(27.8%)
Incremental direct cost of loan origination	(1,321)	(984)	(337)	34.2%
Total salaries, wages and employee benefits	39,505	32,866	6,639	20.2%

Loss on sale of OREO	(473)	28	(501)	(1,789.3%)
Loss on sale of FDIC covered OREO	(1,028)	428	(1,456)	(340.2%)
Valuation write down of OREO	170	515	(345)	(67.0%)
Valuation write down of FDIC covered OREO	609	1,390	(781)	(56.2%)
Loss on repossessed assets other than real estate	(1)	17	(18)	(105.9%)
Foreclosure and repossession related expenses	842	1,202	(360)	(30.0%)
Foreclosure and repo expense, FDIC (note 1)	477	619	(142)	(22.9%)
Total credit related expenses	596	4,199	(3,603)	(85.8%)

Occupancy expense	5,011	4,439	572	12.9%
Depreciation of premises and equipment	2,836	3,041	(205)	(6.7%)
Supplies, stationary and printing	716	561	155	27.6%
Marketing expenses	1,019	1,239	(220)	(17.8%)
Data processing expense	2,457	2,345	112	4.8%
Legal, auditing and other professional fees	1,425	2,151	(726)	(33.8%)
Bank regulatory related expenses	1,793	1,384	409	29.6%
Postage and delivery	704	633	71	11.2%
Debit, prepaid, ATM and merchant card related expenses	883	942	(59)	(6.3%)
CDI and Trust intangible amortization	1,306	891	415	46.6%
Internet and telephone banking	1,084	793	291	36.7%
Operational write-offs and losses	359	91	268	294.5%
Correspondent accounts and Federal Reserve charges	337	287	50	17.4%
Conferences/Seminars/Education/Training	268	198	70	35.4%
Director fees	352	210	142	67.6%
Travel expenses	181	171	10	5.8%
Other expenses	2,281	1,684	597	35.5%
Subtotal	63,113	58,125	4,988	8.6%
Impairment of bank property held for sale, net	625	-	625	-
Lease termination recovery	(597)	-	(597)	-
Merger related expenses	-	7,244	(7,244)	(100.0%)
Branch closure and efficiency initiatives	-	3,187	(3,187)	(100.0%)
Total non-interest expense	$ 63,141	$ 68,556	($ 5,415)	(7.9%)

note 1:   These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

The overall increase in our non interest expense (excluding impairments of bank property held for sale, lease termination recovery, merger related expenses and branch closure and efficiency initiatives) is primarily due to our June 1, 2014 acquisition of FSB.  The merger related expenses relate to both of these acquisitions.  The branch closure and efficiency initiatives expense relates to one-time charges including impairment expenses on closed branch property transferred to held for sale and severance payments from our reduction in force.

Total Credit Related Expense for the six months ended June 30, 2015 decreased $3,603 to $596 compared to $4,199 for the same period in 2014.  The primary reasons for the decrease was due to the net gains on OREO sales of  approximately $1,501 during the six month period ending June 30, 2015, compared to a net loss on sales of $456 during the same period in 2014.  OREO valuation write downs were also lower by approximately $1,126 between the two periods.  In addition, foreclosure and repossession expenses decreased $502 to $1,319 in the first six months of 2015 compared to $1,821 in the same period in 2014.  Our lower Credit Related Expenses reflects the continuing improving Florida economy and real estate market.

Provision for income taxes

We recognized an income tax provision for the six months ended June 30, 2015 of $10,964 on pre-tax income of $29,990 (an effective tax rate of 36.6%) compared to an income tax provision of $1,083 on pre-tax income of $3,173 (an effective tax rate of 34.1%) for the comparable six months in 2014.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2014. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2015. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

During the quarter ending June 30, 2015, we repurchased 65,265 shares of our common stock, at an average price of approximately $12.23 per share, pursuant to our stock repurchase plan announced on October 20, 2014.  The plan authorizes the repurchase of two million shares of common stock on or before October 20, 2019. We also repurchased 498 shares, with an average price of approximately $12.74 per share, from our employees during the second quarter of 2015 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

				Total
				Number of	Maximum Number
				Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
April 1, 2015	April 30, 2015	12,186	$12.25	12,186	1,987,814
May 1, 2015	May 31, 2015	53,412	$12.23	53,079	1,934,735
June 1, 2015	June 30, 2015	165	$13.55	0	1,934,735
Total for quarter ending June 30, 2015		65,763	$12.24	65,265	1,934,735

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.1	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

CENTERSTATE BANKS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS, INC.

(Registrant)

Date: August 4, 2015	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: August 4, 2015	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer