Form 10-Q
period 2015-09-30
CenterState Banks, Inc.
filed 2015-11-03
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	45,468,894 shares
(class)	Outstanding at October 30, 2015

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$42,624	$52,067
Federal funds sold and Federal Reserve Bank deposits	185,807	106,346
Cash and cash equivalents	228,431	158,413
Trading securities, at fair value	1,266	3,420
Investment securities available for sale, at fair value	490,458	517,457
Investment securities held to maturity (fair value of $248,922 and $238,431
at September 30, 2015 and December 31, 2014, respectively)	248,310	237,362
Loans held for sale, at lower of cost or fair value	806	1,251

Loans, excluding purchased credit impaired	2,331,853	2,152,759
Purchased credit impaired loans	231,778	276,766
Allowance for loan losses	(22,648)	(19,898)
Net Loans	2,540,983	2,409,627

Bank premises and equipment, net	102,675	98,848
Accrued interest receivable	9,687	8,999
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	14,035	14,219
Goodwill	76,739	76,739
Core deposit intangible	12,744	14,417
Trust intangible	873	984
Bank owned life insurance	85,316	83,544
Other repossessed real estate owned covered by FDIC loss share agreements	7,687	19,404
Other repossessed real estate owned	2,993	8,896
FDIC indemnification asset	28,596	49,054
Deferred income tax asset, net	47,516	49,587
Bank property held for sale	1,489	2,675
Prepaid expense and other assets	32,468	21,973
TOTAL ASSETS	$3,933,072	$3,776,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,145,474	$1,048,874
Demand - interest bearing	621,582	607,359
Savings and money market accounts	983,655	947,995
Time deposits	434,478	487,812
Total deposits	3,185,189	3,092,040

Securities sold under agreement to repurchase	28,512	27,022
Federal funds purchased	161,303	151,992
Corporate debentures	24,049	23,917
Accrued interest payable	231	336
Payables and accrued expenses	53,976	29,085
Total liabilities	3,453,260	3,324,392

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 45,468,894 and 45,323,553 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	455	453
Additional paid-in capital	390,016	388,698
Retained earnings	85,943	59,273
Accumulated other comprehensive income	3,398	4,053
Total stockholders' equity	479,812	452,477

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,933,072	$3,776,869

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Interest income:
Loans	$35,134	$33,519	$106,188	$87,757
Investment securities available for sale:
Taxable	3,895	3,073	11,981	10,368
Tax-exempt	728	338	1,933	1,003
Federal funds sold and other	355	417	1,120	1,080
	40,112	37,347	121,222	100,208
Interest expense:
Deposits	1,339	1,799	4,155	4,659
Securities sold under agreement to repurchase	51	52	154	131
Federal funds purchased	150	6	436	17
Corporate debentures	244	240	722	701
	1,784	2,097	5,467	5,508

Net interest income	38,328	35,250	115,755	94,700
Provision for loan losses	-	955	3,950	808
Net interest income after loan loss provision	38,328	34,295	111,805	93,892

Non interest income:
Correspondent banking capital markets revenue	4,943	4,184	17,971	11,524
Other correspondent banking related revenue	992	958	3,351	2,834
Service charges on deposit accounts	2,488	2,496	7,169	7,091
Debit, prepaid, ATM and merchant card related fees	1,659	1,612	5,183	4,613
Wealth management related revenue	940	993	2,900	3,314
FDIC indemnification income	27	213	1,053	1,902
FDIC indemnification asset amortization	(4,144)	(4,953)	(13,143)	(15,144)
Bank owned life insurance income	580	451	1,772	1,159
Other service charges and fees	641	605	1,524	1,352
Net gain on sale of securities available for sale	4	-	4	46
Total other income	8,130	6,559	27,784	18,691

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Nine months ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Non interest expense:
Salaries, wages and employee benefits	18,916	18,799	58,421	51,665
Occupancy expense	2,586	3,038	7,597	7,477
Depreciation of premises and equipment	1,438	1,542	4,274	4,583
Supplies, stationary and printing	382	375	1,098	936
Marketing expenses	630	746	1,649	1,985
Data processing expense	1,153	1,673	3,610	4,018
Legal, audit and other professional fees	779	1,099	2,204	3,250
Core deposit intangible ("CDI") amortization	579	656	1,810	1,459
Postage and delivery	348	386	1,052	1,019
ATM and debit card related expenses	515	466	1,398	1,408
Bank regulatory expenses	774	916	2,567	2,300
Gain on sale of repossessed real estate (“OREO”)	(282)	(577)	(1,783)	(121)
Valuation write down of repossessed real estate (“OREO”)	237	329	1,016	2,234
Loss on repossessed assets other than real estate	15	17	14	34
Foreclosure related expenses	423	646	1,742	2,467
Merger and acquisition related expenses	169	3,450	169	10,694
Branch closure and efficiency initiatives	-	(6)	-	3,181
Other expenses	2,193	1,979	7,158	5,501
Total other expenses	30,855	35,534	93,996	104,090

Income before provision for income taxes	15,603	5,320	45,593	8,493
Provision for income taxes	5,687	1,727	16,651	2,810
Net income	$9,916	$3,593	$28,942	$5,683

Other comprehensive income, net of tax:
Unrealized securities holding gain (loss), net of income taxes	$1,869	$(665)	$(653)	$5,439
Less: reclassified adjustments for gain included in net income, net of income taxes, of $2, $0, $2, and $18 ,respectively	(2)	-	(2)	(28)
Net unrealized gain (loss) on available for sale securities, net of income taxes	$1,867	$(665)	$(655)	$5,411

Total comprehensive income	$11,783	$2,928	$28,287	$11,094

Earnings per share:
Basic	$0.22	$0.08	$0.64	$0.14
Diluted	$0.22	$0.08	$0.63	$0.14
Common shares used in the calculation of earnings per share:
Basic (1)	45,200,366	45,061,356	45,163,766	39,435,947
Diluted (1)	45,826,153	45,413,275	45,732,665	39,801,560

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2015 and 2014 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2014	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379

Net income				5,683		5,683
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $3,398					5,411	5,411

Dividends paid - common ($0.03 per share)				(1,256)		(1,256)
Stock grants issued	194,830	2	552			554
Stock based compensation expense			220			220
Stock options exercised, including tax benefit	229,945	2	966			968
Stock issued pursuant to Gulfstream acquisition	5,195,541	52	53,098			53,150
Stock options acquired and converted pursuant to Gulfstream acquisition			3,617			3,617
Stock issued pursuant to First Southern acquisition	9,476,045	95	100,541			100,636
Balances at September 30, 2014	45,208,836	$452	$388,538	$52,445	$927	$442,362

Balances at January 1, 2015	45,323,553	$453	$388,698	$59,273	$4,053	$452,477

Net income				28,942		28,942
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $411					(655)	(655)

Dividends paid - common ($0.05 per share)				(2,272)		(2,272)
Stock grants issued	69,416	1	1,172			1,173
Stock based compensation expense			163			163
Stock options exercised, including tax benefit	141,190	2	780			782
Stock repurchase	(65,265)	(1)	(797)			(798)
Balances at September 30, 2015	45,468,894	$455	$390,016	$85,943	$3,398	$479,812

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$28,942	$5,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,950	808
Depreciation of premises and equipment	4,274	4,583
Accretion of purchase accounting adjustments	(33,091)	(27,602)
Net amortization of investment securities	6,824	4,604
Net deferred loan origination fees	343	(452)
Gain on sale of securities available for sale	(4)	(46)
Trading securities revenue	(337)	(126)
Purchases of trading securities	(114,101)	(117,031)
Proceeds from sale of trading securities	116,592	116,501
Repossessed real estate owned valuation write down	1,016	2,234
Gain on sale of repossessed real estate owned	(1,783)	(121)
Loss on repossessed assets other than real estate	14	34
Gain on sale of loans held for sale	(454)	(380)
Loans originated and held for sale	(23,592)	(18,751)
Proceeds from sale of loans held for sale	24,491	19,866
Gain on disposal of and or sale of fixed assets	(19)	(18)
Gain on disposal of bank property held for sale	(57)	-
Impairment on bank property held for sale	694	2,500
Deferred income taxes	2,486	(3,595)
Stock based compensation expense	2,417	573
Bank owned life insurance income	(1,772)	(1,159)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	2,009	10,204
Net change in accrued interest payable, accrued expense, and other liabilities	23,949	5,939
Net cash provided by operating activities	$42,791	4,248

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Nine months ended September 30,
	2015	2014
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$(3,867)	$-
Purchases of mortgage backed securities	(65,459)	(195,943)
Proceeds from pay-downs of mortgage backed securities	71,336	61,355
Proceeds from sales of investment securities	-	62,111
Proceeds from sales of mortgage backed securities	16,305	261,426
Proceeds from called investment securities	2,190	1,935
Held to maturity securities:
Purchases of investment securities	(53,789)	(5,377)
Purchases of mortgage backed securities	(30,776)	-
Proceeds from called investment securities	44,425	-
Proceeds from pay-downs of mortgage backed securities	27,799	-
Purchases of FHLB and FRB stock	(23)	(3,580)
Proceeds from sales of FHLB and FRB stock	208	1,054
Net (increase) decrease in loans	(110,363)	12,039
Cash received from FDIC loss sharing agreements	6,291	9,593
Purchase of bank owned life insurance	-	(25,000)
Purchases of premises and equipment, net	(6,181)	(628)
Proceeds from sale of repossessed real estate	27,696	25,675
Proceeds from sale of fixed assets	49	18
Proceeds from sale of bank property held for sale	1,518	7,134
Net cash from bank acquisitions	12,537	130,494
Net cash (used in) / provided by investing activities	$(60,104)	$342,306
Cash flows from financing activities:
Net increase (decrease) in deposits	79,087	(151,150)
Sale of deposits	-	(169,748)
Net increase in securities sold under agreement to repurchase	1,490	2,423
Net increase in federal funds purchased	9,311	12,161
Net decrease in other borrowings	-	(5,708)
Net (decrease) increase in payable to shareholders for acquisitions	(269)	1,433
Stock options exercised, including tax benefit	782	968
Stock repurchased	(798)	-
Dividends paid	(2,272)	(1,256)
Net cash provided by / (used in) financing activities	$87,331	$(310,877)

Net increase in cash and cash equivalents	70,018	35,677
Cash and cash equivalents, beginning of period	158,413	174,889
Cash and cash equivalents, end of period	$228,431	$210,566

Transfer of loans to other real estate owned	$9,309	$12,741
Transfers of bank property to held for sale	$970	$4,647

Cash paid during the period for:
Interest	$6,252	$6,350
Income taxes	$11,553	$5,761

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState”), and non bank subsidiary, R4ALL, Inc. The subsidiary bank operates through 57 full service banking locations in 20 counties throughout Florida, providing traditional deposit and lending products and services to its commercial and retail customers.  R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from the subsidiary bank and manage their eventual disposition.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results expected for the full year.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury method. Average stock options outstanding that were anti dilutive during the three and nine month periods ending September 30, 2015 and 2014 were 462,004, 893,620, 473,501 and 956,882, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2015	2014	2015	2014
Basic
Net income available to common shareholders	$9,916	$3,593	$28,942	$5,683
Less: Earnings allocated to participating securities	(54)	-	(160)	-
Net income allocated to common shareholders	$9,862	$3,593	$28,782	$5,683

Weighted average common shares outstanding
including participating securities	45,447,962	45,061,356	45,414,202	39,435,947
Less: Participating securities (1)	(247,596)	-	(250,436)	-
Average shares	45,200,366	45,061,356	45,163,766	39,435,947
Basic earnings per common share	$0.22	$0.08	$0.64	$0.14

Diluted
Net income available to common shareholders	$9,862	$3,593	$28,782	$5,683
Weighted average common shares outstanding for
basic earnings per common share	45,200,366	45,061,356	45,163,766	39,435,947
Add: Dilutive effects of stock based compensation awards	625,787	351,919	568,899	365,613
Average shares and dilutive potential common shares	45,826,153	45,413,275	45,732,665	39,801,560
Diluted earnings per common share	$0.22	$0.08	$0.63	$0.14

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2015
Assets:
Trading securities	$1,266	—	$1,266	—
Available for sale securities
U.S. Treasury securities	1,005	—	1,005	—
Mortgage backed securities	450,447	—	450,447	—
Municipal securities	39,006	—	39,006	—
Interest rate swap derivatives	21,036	—	21,036	—

Liabilities:
Interest rate swap derivatives	22,451	—	22,451	—

at December 31, 2014
Assets:
Trading securities	$3,420	—	$3,420	—
Available for sale securities
U.S. government sponsored entities and agencies	3	—	3	—
Mortgage backed securities	478,633	—	478,633	—
Municipal securities	38,821	—	38,821	—
Interest rate swap derivatives	6,800	—	6,800	—

Liabilities:
Interest rate swap derivatives	7,575	—	7,575	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2015, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2015
Assets:
Impaired loans
Residential real estate	$3,319	—	—	$3,319
Commercial real estate	9,446	—	—	9,446
Land, land development and construction	1,181	—	—	1,181
Commercial	553	—	—	553
Consumer	94	—	—	94
Other real estate owned
Residential real estate	97	—	—	97
Commercial real estate	2,874	—	—	2,874
Land, land development and construction	2,325	—	—	2,325
Bank property held for sale	1,489	—	—	1,489

at December 31, 2014
Assets:
Impaired loans
Residential real estate	$2,971	—	—	$2,971
Commercial real estate	4,854	—	—	4,854
Land, land development and construction	1,731	—	—	1,731
Commercial	167	—	—	167
Consumer	102	—	—	102
Other real estate owned
Residential real estate	448	—	—	448
Commercial real estate	2,363	—	—	2,363
Land, land development and construction	2,240	—	—	2,240
Bank property held for sale	2,675	—	—	2,675

Impaired loans with specific valuation allowances and/or partial charge-offs had a recorded investment of $15,524 with a valuation allowance of $931, at September 30, 2015, and a recorded investment of $10,677, with a valuation allowance of $852, at December 31, 2014. The Company recorded a provision for loan loss expense of $241 and $516 on these loans during the three and nine month periods ending September 30, 2015.  The Company recorded a provision for loan loss expense of $452 and $857 on impaired loans carried at fair value during the three and nine month periods ending September 30, 2014, respectively.

Other real estate owned had a decline in fair value of $237, $329, $1,016 and $2,234 during the three and nine month periods ending September 30, 2015 and 2014, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon comparative sales data provided by real estate brokers. The Company recognized an impairment charge (recovery) of $12, ($6), $637 and $2,500 during the three and nine month periods ending September 30, 2015 and 2014, respectively, related to bank properties held-for-sale.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at September 30, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$228,431	$228,431	$-	$-	$228,431
Trading securities	1,266	-	1,266	-	1,266
Investment securities available for sale	490,458	-	490,458	-	490,458
Investment securities held to maturity	248,310	-	248,922	-	248,922
FHLB and FRB stock	14,035	-	-	-	n/a
Loans held for sale	806	-	806	-	806
Loans, less allowance for loan losses of $22,648	2,540,983	-	-	2,545,630	2,545,630
FDIC indemnification asset	28,596	-	-	-	n/a
Interest rate swap derivatives	21,036	-	21,036	-	21,036
Accrued interest receivable	9,687	-	-	9,687	9,687

Financial liabilities:
Deposits- without stated maturities	$2,750,711	$2,750,711	$-	$-	$2,750,711
Deposits- with stated maturities	434,478	-	434,677	-	434,677
Securities sold under agreement to repurchase	28,512	-	28,512	-	28,512
Federal funds purchased	161,303	-	161,303	-	161,303
Corporate debentures	24,049	-	-	19,501	19,501
Interest rate swap derivatives	22,451	-	22,451	-	22,451
Accrued interest payable	231	-	231	-	231

		Fair value measurements
at December 31, 2014	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$158,413	$158,413	$-	$-	$158,413
Trading securities	3,420	—	3,420	—	3,420
Investment securities available for sale	517,457	—	517,457	—	517,457
Investment securities held to maturity	237,362	—	238,431	—	238,431
FHLB and FRB stock	14,219	—	—	—	n/a
Loans held for sale	1,251	—	1,251	—	1,251
Loans, less allowance for loan losses of $19,898	2,409,627	—	—	2,418,405	2,418,405
FDIC indemnification asset	49,054	—	—	—	n/a
Interest rate swap derivatives	6,800	—	6,800	—	6,800
Accrued interest receivable	8,999	—	—	8,999	8,999

Financial liabilities:
Deposits- without stated maturities	$2,604,228	$2,604,228	$-	$-	$2,604,228
Deposits- with stated maturities	487,812	—	491,999	—	491,999
Securities sold under agreement to repurchase	27,022	—	27,022	—	27,022
Federal funds purchased	151,992	—	151,992	—	151,992
Corporate debentures	23,917	—	—	19,722	19,722
Interest rate swap derivatives	7,575	—	7,575	—	7,575
Accrued interest payable	336	—	336	—	336

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and nine month periods ending September 30, 2015 and 2014.

	Three month period ending September 30, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$38,417	$1,695	$-	$-	$40,112
Interest expense	(1,390)	(150)	(244)	-	(1,784)
Net interest income (expense)	37,027	1,545	(244)	-	38,328
Provision for loan losses	(1)	1	-	-	-
Non interest income	2,195	5,935	-	-	8,130
Non interest expense	(24,663)	(5,063)	(1,129)	-	(30,855)
Net income (loss) before taxes	14,558	2,418	(1,373)	-	15,603
Income tax (provision) benefit	(5,279)	(934)	526	-	(5,687)
Net income (loss)	$9,279	$1,484	$(847)	$-	$9,916
Total assets	$3,616,330	$308,046	$511,223	$(502,527)	$3,933,072

	Nine month period ending September 30, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$116,173	$5,049	$-	$-	$121,222
Interest expense	(4,310)	(435)	(722)	-	(5,467)
Net interest income (expense)	$111,863	$4,614	$(722)	-	$115,755
Provision for loan losses	(3,796)	(154)	-	-	(3,950)
Non interest income	6,462	21,322	-	-	27,784
Non interest expense	(73,962)	(16,666)	(3,368)	-	(93,996)
Net income (loss) before taxes	$40,567	$9,116	$(4,090)	-	$45,593
Income tax (provision) benefit	(14,700)	(3,517)	1,566	-	(16,651)
Net income (loss)	$25,867	$5,599	$(2,524)	$-	$28,942
Total assets	$3,616,330	$308,046	$511,223	$(502,527)	$3,933,072

	Three month period ending September 30, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$36,541	$806	$-	-	$37,347
Interest expense	(1,852)	(5)	(240)	-	(2,097)
Net interest income (expense)	34,689	801	(240)	-	35,250
Provision for loan losses	(955)	-	-	-	(955)
Non interest income	1,417	5,142	-	-	6,559
Non interest expense	(29,601)	(5,036)	(897)	-	(35,534)
Net income before taxes	5,550	907	(1,137)	-	5,320
Income tax (provision) benefit	(1,812)	(350)	435	-	(1,727)
Net income (loss)	$3,738	$557	$(702)	-	$3,593
Total assets	$3,473,586	$153,243	$472,431	$(460,117)	$3,639,143

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Nine month period ending September 30, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$97,944	$2,264	$-	$-	$100,208
Interest expense	(4,791)	(16)	(701)	-	(5,508)
Net interest income	93,153	2,248	(701)	-	94,700
Provision for loan losses	(808)	-	-	-	(808)
Non interest income	4,333	14,358	-	-	18,691
Non interest expense	(86,983)	(14,477)	(2,630)	-	(104,090)
Net income before taxes	9,695	2,129	(3,331)	-	8,493
Income tax (provision) benefit	(3,250)	(821)	1,261	-	(2,810)
Net income (loss)	$6,445	$1,308	$(2,070)	$-	$5,683
Total assets	$3,473,586	$153,243	$472,431	$(460,117)	$3,639,143

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through its subsidiary bank and a non bank subsidiary, R4ALL, with 57 full service banking locations in 20 counties throughout Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,003	$2	$-	$1,005
Mortgage backed securities	446,001	5,803	1,357	450,447
Municipal securities	37,922	1,119	35	39,006
Total available-for-sale	$484,926	$6,924	$1,392	$490,458

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$3	$-	$-	$3
Mortgage backed securities	473,396	6,897	1,660	478,633
Municipal securities	37,460	1,412	51	38,821
Total available-for-sale	$510,859	$8,309	$1,711	$517,457

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2014 were securities acquired through the Gulfstream Business Bank (“GSB”) acquisition and the securities sold during the second quarter of 2014 included the securities acquired through the First Southern Bancorp (“FSB”) acquisitions. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the nine months ended September 30, 2015 and 2014 were as follows:

For the nine months ended:	September 30, 2015	September 30, 2014
Proceeds	$16,305	$323,542
Gross gains	303	1,175
Gross losses	299	1,129

The tax provision related to these net realized gains was $2 and $18, respectively.

The fair value of available for sale securities at September 30, 2015 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Amortized
Investment securities available for sale:	Fair Value	Cost
Due in one year or less	$517	$515
Due after one year through five years	4,758	4,655
Due after five years through ten years	16,801	16,362
Due after ten years through thirty years	17,935	17,393
Mortgage backed securities	450,447	446,001
Total available-for-sale	$490,458	$484,926

Available for sale securities pledged at September 30, 2015 and December 31, 2014 had a carrying amount (estimated fair value) of $133,998 and $139,297 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$83,428	$243	$42,532	$1,114	$125,960	$1,357
Municipal securities	3,184	35	-	-	3,184	35
Total temporarily impaired
available-for-sale securities	$86,612	$278	$42,532	$1,114	$129,144	$1,392

	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$15,876	$41	$99,010	$1,619	$114,886	$1,660
Municipal securities	-	-	3,194	51	3,194	51
Total temporarily impaired
available-for-sale securities	$15,876	$41	$102,204	$1,670	$118,080	$1,711

At September 30, 2015, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-Maturity

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of September 30, 2015 and December 31, 2014.

	September 30, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$35,472	$37	$155	$35,354
Mortgage backed securities	163,373	685	53	164,005
Municipal securities	49,465	426	328	49,563
Total held-to-maturity	$248,310	$1,148	$536	$248,922

	December 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$49,793	$122	$-	$49,915
Mortgage backed securities	161,727	654	-	162,381
Municipal securities	25,842	305	12	26,135
Total held to maturity	$237,362	$1,081	$12	$238,431

Held to maturity securities pledged at September 30, 2015 and December 31, 2014 had an estimated fair value of $50,346 and $51,531 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2015, there were no holdings of held to maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held to maturity securities at September 30, 2015 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Investment securities held to maturity	Fair Value	Cost
Due after five years through ten years	$22,392	$22,446
Due after ten years through thirty years	62,525	62,491
Mortgage backed securities	164,005	163,373
Total held-to-maturity	$248,922	$248,310

The following table shows the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at September 30, 2015 and December 31, 2014.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	September 30, 2015
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$27,852	$155	$-	$-	$27,852	$155
Mortgage backed securities	21,635	53	-	-	21,635	53
Municipal securities	23,874	328	-	-	23,874	328
Total temporarily impaired
held-to-maturity securities	$73,361	$536	$-	$-	$73,361	$536

	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal securities	$2,475	$12	$-	$-	2,475	12
Total temporarily impaired
held-to-maturity securities	$2,475	$12	$-	$-	$2,475	$12

At September 30, 2015, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2015	December 31, 2014
Loans excluding PCI loans
Real estate loans
Residential	$634,106	$589,068
Commercial	1,234,383	1,132,933
Land, development and construction	100,200	79,002
Total real estate	1,968,689	1,801,003
Commercial	297,389	294,493
Consumer and other loans	65,397	56,334
Loans before unearned fees and deferred cost	2,331,475	2,151,830
Net unearned fees and costs	378	929
Total loans excluding PCI loans	2,331,853	2,152,759
PCI loans (note 1)
Real estate loans
Residential	92,243	102,009
Commercial	119,379	140,977
Land, development and construction	16,851	24,032
Total real estate	228,473	267,018
Commercial	2,848	8,953
Consumer and other loans	457	795
Total PCI loans	231,778	276,766
Total loans	2,563,631	2,429,525
Allowance for loan losses for loans that are not PCI loans	(22,586)	(19,384)
Allowance for loan losses for PCI loans	(62)	(514)
Total loans, net of allowance for loan losses	$2,540,983	$2,409,627

The following sets forth the covered FDIC loans included in the table above.

	September 30, 2015	December 31, 2014
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$3,166	$3,895
Commercial	27,009	33,606
Land, development and construction	844	866
Total real estate	31,019	38,367
Commercial	1,052	1,253
FDIC covered loans, excluding PCI loans	32,071	39,620
FDIC covered PCI loans (note 1)
Real estate loans
Residential	85,596	98,075
Commercial	69,855	116,457
Land, development and construction	11,368	15,395
Total real estate	166,819	229,927
Commercial	2,131	4,974
Total FDIC covered PCI loans	168,950	234,901
Total FDIC covered loans	201,021	274,521
Allowance for loan losses for FDIC covered loans that are not PCI loans	(138)	-
Allowance for loan losses for FDIC covered PCI loans	(46)	(514)
Total covered loans, net of allowance for loan losses	$200,837	$274,007

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended September 30, 2015
Balance at beginning of period	$22,818	$116	$22,934
Loans charged-off	(893)	(50)	(943)
Recoveries of loans previously charged-off	657	-	657
Net charge-offs	(236)	(50)	(286)
Provision (recovery) for loan losses	4	(4)	-
Balance at end of period	$22,586	$62	$22,648

Three months ended September 30, 2014
Balance at beginning of period	$18,240	$960	$19,200
Loans charged-off	(869)	-	(869)
Recoveries of loans previously charged-off	556	-	556
Net charge-offs	(313)	-	(313)
(Recovery) provision for loan losses	1,108	(153)	955
Balance at end of period	$19,035	$807	$19,842

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine months ended September 30, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(2,625)	(127)	(2,752)
Recoveries of loans previously charged-off	1,552	-	1,552
Net charge-offs	(1,073)	(127)	(1,200)
Provision for loan losses	4,275	(325)	3,950
Balance at end of period	$22,586	$62	$22,648

Nine months ended September 30, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(2,931)	-	(2,931)
Recoveries of loans previously charged-off	1,511	-	1,511
Net charge-offs	(1,420)	-	(1,420)
Provision for loan losses	761	47	808
Balance at end of period	$19,035	$807	$19,842

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:

Three months ended September 30, 2015
Beginning of the period	$6,764	$10,649	$867	$3,035	$1,503	$22,818
Charge-offs	(634)	-	(58)	(37)	(164)	(893)
Recoveries	213	328	-	83	33	657
Provision for loan losses	(68)	143	(221)	24	126	4
Balance at end of period	$6,275	$11,120	$588	$3,105	$1,498	$22,586

Three months ended September 30, 2014
Beginning of the period	$7,819	$7,544	$634	$1,100	$1,143	$18,240
Charge-offs	(260)	(37)	(24)	(327)	(221)	(869)
Recoveries	349	107	45	15	40	556
(Recovery) provision for loan losses	(1,415)	1,133	154	1,032	204	1,108
Balance at end of period	$6,493	$8,747	$809	$1,820	$1,166	$19,035

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:

Three months ended September 30, 2015
Beginning of the period	$-	$111	$2	$3	$-	$116
Charge-offs	-	-	-	-	(50)	(50)
Recoveries	-	-	-	-	-	-
(Recovery) provision for loan losses	-	(70)	-	-	66	(4)
Balance at end of period	$-	$41	$2	$3	$16	$62

Three months ended September 30, 2014
Beginning of the period	$-	$522	$77	$361	$-	$960
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision (recovery) for loan losses	-	(27)	(47)	(79)	-	(153)
Balance at end of period	$-	$495	$30	$282	$-	$807

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:

Nine months ended September 30, 2015
Beginning of the period	$6,743	$8,269	$752	$2,330	$1,290	$19,384
Charge-offs	(1,037)	(60)	(129)	(849)	(550)	(2,625)
Recoveries	800	448	4	172	128	1,552
Provision for loan losses	(231)	2,463	(39)	1,452	630	4,275
Balance at end of period	$6,275	$11,120	$588	$3,105	$1,498	$22,586

Nine months ended September 30, 2014
Beginning of the period	$8,785	$6,441	$3,069	$510	$889	$19,694
Charge-offs	(1,175)	(352)	(124)	(594)	(686)	(2,931)
Recoveries	784	482	93	19	133	1,511
Provision for loan losses	(1,901)	2,176	(2,229)	1,885	830	761
Balance at end of period	$6,493	$8,747	$809	$1,820	$1,166	$19,035

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:

Nine months ended September 30, 2015
Beginning of the period	$-	$372	$6	$136	$-	$514
Charge-offs	-	(77)	-	-	(50)	(127)
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(254)	(4)	(133)	66	(325)
Balance at end of period	$-	$41	$2	$3	$16	$62

Nine months ended September 30, 2014
Beginning of the period	$-	$138	$89	$533	$-	$760
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	357	(59)	(251)	-	47
Balance at end of period	$-	$495	$30	$282	$-	$807

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of September 30, 2015	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$413	$503	$252	$10	$34	$1,212
Collectively evaluated for impairment	5,862	10,617	336	3,095	1,464	21,374
Purchased credit impaired	-	41	2	3	16	62
Total ending allowance balance	$6,275	$11,161	$590	$3,108	$1,514	$22,648

Loans:
Individually evaluated for impairment	$8,167	$10,654	$1,782	$963	$292	$21,858
Collectively evaluated for impairment	625,939	1,223,729	98,418	296,426	65,105	2,309,617
Purchased credit impaired	92,243	119,379	16,851	2,848	457	231,778
Total ending loan balances	$726,349	$1,353,762	$117,051	$300,237	$65,854	$2,563,253

	Real Estate Loans
As of December 31, 2014	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$419	$403	$272	$4	$17	$1,115
Collectively evaluated for impairment	6,324	7,866	480	2,326	1,273	18,269
Purchased credit impaired	-	372	6	136	-	514
Total ending allowance balance	$6,743	$8,641	$758	$2,466	$1,290	$19,898

Loans:
Individually evaluated for impairment	$9,980	$10,902	$2,748	$1,365	$255	$25,250
Collectively evaluated for impairment	579,088	1,122,031	76,254	293,128	56,079	2,126,580
Purchased credit impaired	102,009	140,977	24,032	8,953	795	276,766
Total ending loan balance	$691,077	$1,273,910	$103,034	$303,446	$57,129	$2,428,596

Loans collectively evaluated for impairment reported at September 30, 2015 include loans acquired from First Southern Bank (“FSB”) on June 1, 2014 and from Gulfstream Business Bank (“GSB”) on January 17, 2014 that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment for loans acquired from GSB at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances, and the fair value adjustment for loans acquired from FSB at the acquisition date was approximately $10,081, or approximately 2.0% of the outstanding aggregate loan balances.  The unamortized fair value adjustment for loans acquired from GSB was approximately $5,078 and $6,042 at September 30, 2015 and December 31, 2014, respectively. The unamortized fair value adjustment for loans acquired from FSB was approximately $5,074 and $7,032 at September 30, 2015 and December 31, 2014, respectively.

As of the end of the current quarter, the Company has a 20 month history with the performing loans acquired from GSB. Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and, based on this evaluation, has recorded an allowance for loan losses at September 30, 2015 of $2,328. Management considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans in arriving at its estimate.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of the end of the current quarter, the Company has a 16 month history with the performing loans acquired from FSB. Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and, based on this evaluation, has recorded an allowance for loan losses at September 30, 2015 of $1,487.  Management considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs, impaired loans, and those loans that were covered by FDIC loss share agreements and those loans guaranteed by the California State University System in arriving at its estimate.

The table below summarizes impaired loan data for the periods presented.

	Sept. 30, 2015	Dec. 31, 2014
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$10,553	$11,418
Nonperforming TDRs (these are included in NPLs)	4,651	3,648
Total TDRs (these are included in impaired loans)	15,204	15,066
Impaired loans that are not TDRs	6,654	10,184
Total impaired loans	$21,858	$25,250

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

TDRs as of September 30, 2015 and December 31, 2014 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of September 30, 2015	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,313	$1,854	$8,167
Commercial	2,485	2,592	5,077
Land, development, construction	610	95	705
Total real estate loans	9,408	4,541	13,949
Commercial	896	67	963
Consumer and other	249	43	292
Total TDRs	$10,553	$4,651	$15,204

As of December 31, 2014	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,201	$1,523	$8,724
Commercial	2,762	1,794	4,556
Land, development, construction	547	241	788
Total real estate loans	10,510	3,558	14,068
Commercial	706	37	743
Consumer and other	202	53	255
Total TDRs	$11,418	$3,648	$15,066

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $70 and $321 and partial charge offs of $50 and $224 on the TDR loans described above during the three and nine month periods ending September 30, 2015.  The Company recorded a provision for loan loss expense of $126 and $342 and partial charge-offs of $63 and $161 on TDR loans during the three and nine month periods ending September 30, 2014.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 69% of our TDRs are current pursuant to their modified terms, and $4,651, or approximately 31% of our total TDRs

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and nine month periods ending September 30, 2015 were $225 and $3,225.  The Company recorded a loan loss provision of $3 and $194 for loans modified during the three and nine month periods ending September 30, 2015.   Loans modified as TDRs during the three and nine month periods ending September 30, 2014 were $1,351 and $2,781.  The Company recorded a loan loss provision of $56 and $161 for loans modified during the three and nine month periods ending September 30, 2014.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending September 30, 2015 and 2014.

	Period ending		Period ending
	September 30, 2015		September 30, 2014
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	3	$596	-	$-
Commercial real estate	3	1,364	3	566
Land, development, construction	1	95	1	142
Commercial and Industrial	-	-	-	-
Consumer and other	-	-	-	-
Total	7	$2,055	4	$708

The Company recorded a provision for loan loss expense of $25, $62, $123 and $66, and partial charge offs of $28, $31, $125 and $40 on TDR loans that subsequently defaulted as described above during the three and nine month periods ending September 30, 2015 and 2014, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of September 30, 2015	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,920	$5,618	$-
Commercial real estate	9,083	8,647	-
Land, development, construction	1,365	742	-
Commercial and industrial	196	189	-
Consumer, other	111	106	-

With an allowance recorded:
Residential real estate	2,598	2,549	413
Commercial real estate	2,148	2,007	503
Land, development, construction	1,067	1,040	252
Commercial and industrial	777	774	10
Consumer, other	194	186	34
Total	$23,459	$21,858	$1,212

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2014	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$6,797	$6,672	$-
Commercial real estate	8,208	8,059	-
Land, development, construction	2,234	1,606	-
Commercial and industrial	1,132	1,129	-
Consumer, other	-	-	-

With an allowance recorded:
Residential real estate	3,451	3,308	419
Commercial real estate	3,024	2,843	403
Land, development, construction	1,187	1,142	272
Commercial and industrial	283	236	4
Consumer, other	267	255	17
Total	$26,583	$25,250	$1,115

Three month period ending September 30, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,446	$61	$-
Commercial	10,938	66	-
Land, development, construction	1,802	7	-
Total real estate loans	21,186	134	-

Commercial and industrial	871	10	-
Consumer and other loans	295	3	-
Total	$22,352	$147	$-

Nine month period ending September 30, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,789	$184	$-
Commercial	10,808	193	-
Land, development, construction	1,990	21	-
Total real estate loans	21,587	398	-

Commercial and industrial	924	27	-
Consumer and other loans	345	11	-
Total	$22,856	$436	$-

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending September 30, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,745	$83	$-
Commercial	12,362	39	-
Land, development, construction	2,521	11	-
Total real estate loans	24,628	133	-

Commercial and industrial	2,068	19	-
Consumer and other loans	283	3	-
Total	$26,979	$155	$-

Nine month period ending September 30, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,488	$247	$-
Commercial	12,614	110	-
Land, development, construction	1,894	30	-
Total real estate loans	23,996	387	-

Commercial and industrial	2,107	58	-
Consumer and other loans	310	9	-
Total	$26,413	$454	$-

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Sept. 30, 2015	Dec. 31, 2014
Non accrual loans	$22,450	$25,595
Loans past due over 90 days and still accruing interest	-	-
Total non performing loans	$22,450	$25,595

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014, excluding purchased credit impaired loans:

As of September 30, 2015	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$10,714	$-
Commercial real estate	8,684	-
Land, development, construction	1,519	-
Commercial	934	-
Consumer, other	599	-
Total	$22,450	$-

As of December 31, 2014	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,901	$-
Commercial real estate	8,470	-
Land, development, construction	2,374	-
Commercial	2,475	-
Consumer, other	375	-
Total	$25,595	$-

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of September 30, 2015
Residential real estate	$634,106	$2,646	$994	$-	$3,640	$619,752	$10,714
Commercial real estate	1,234,383	6,089	1,633	-	7,722	1,217,977	8,684
Land/dev/construction	100,200	84	1,383	-	1,467	97,214	1,519
Commercial	297,389	1,979	381	-	2,360	294,095	934
Consumer	65,397	383	71	-	454	64,344	599
	$2,331,475	$11,181	$4,462	$-	$15,643	$2,293,382	$22,450

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2014
Residential real estate	$589,068	$2,162	$1,451	$-	$3,613	$573,554	$11,901
Commercial real estate	1,132,933	1,840	3,394	-	5,234	1,119,229	8,470
Land/dev/construction	79,002	378	404	-	782	75,846	2,374
Commercial	294,493	1,427	1,492	-	2,919	289,099	2,475
Consumer	56,334	411	149	-	560	55,399	375
	$2,151,830	$6,218	$6,890	$-	$13,108	$2,113,127	$25,595

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

		As of September 30, 2015
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$605,608	$7,676	$20,822	$-
Commercial real estate	1,171,459	31,486	31,438	-
Land/dev/construction	91,530	5,758	2,912	-
Commercial	291,344	2,700	3,345	-
Consumer	64,506	317	574	-
Total	$2,224,447	$47,937	$59,091	$-

		As of December 31, 2014
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$558,312	$7,053	$23,703	$ -
Commercial real estate	1,063,979	34,953	34,001	-
Land/dev/construction	65,216	9,731	4,055	-
Commercial	285,549	4,419	4,525	-
Consumer	55,590	278	466	-
Total	$2,028,646	$56,434	$66,750	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of September 30, 2015 and December 31, 2014:

As of September 30, 2015	Residential	Consumer
Performing	$623,392	$64,798
Nonperforming	10,714	599
Total	$634,106	$65,397

As of December 31, 2014	Residential	Consumer
Performing	$577,167	$55,959
Nonperforming	11,901	375
Total	$589,068	$56,334

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2015 and December 31, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Sept. 30, 2015	Dec. 31, 2014
Contractually required principal and interest	$355,320	$460,836
Non-accretable difference	(19,998)	(68,757)
Cash flows expected to be collected	335,322	392,079
Accretable yield	(103,544)	(115,313)
Carrying value of acquired loans	231,778	276,766
Allowance for loan losses	(62)	(514)
Carrying value less allowance for loan losses	$231,716	$276,252

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $6,722, $1,727, $19,147 and $16,967 from non-accretable difference to accretable yield during the three and nine month periods ending September 30, 2015 and 2014 to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and nine month periods ending September 30, 2015 and 2014.

Activity during the		Effect of	income	all other
three month period ending September 30, 2015	Jun. 30, 2015	acquisitions	accretion	adjustments	Sept. 30, 2015
Contractually required principal and interest	$379,776	$-	$-	$(24,456)	$355,320
Non-accretable difference	(25,188)	-	-	5,190	(19,998)
Cash flows expected to be collected	354,588	-	-	(19,266)	335,322
Accretable yield	(107,059)	-	9,898	(6,383)	(103,544)
Carry value of acquired loans	$247,529	$-	$9,898	$(25,649)	$231,778

Activity during the		Effect of	income	all other
nine month period ending September 30, 2015	Dec. 31, 2014	acquisitions	accretion	adjustments	Sept. 30, 2015
Contractually required principal and interest	$460,836	$-	$-	$(105,516)	$355,320
Non-accretable difference	(68,757)	-	-	48,759	(19,998)
Cash flows expected to be collected	392,079	-	-	(56,757)	335,322
Accretable yield	(115,313)	-	31,226	(19,457)	(103,544)
Carry value of acquired loans	$276,766	$-	$31,226	$(76,214)	$231,778

Activity during the		Effect of	income	all other
three month period ending September 30, 2014	Jun. 30, 2014	acquisitions	accretion	adjustments	Sept. 30, 2014
Contractually required principal and interest	$566,948	$-	$-	$(57,676)	$509,272
Non-accretable difference	(79,985)	-	-	6,194	(73,791)
Cash flows expected to be collected	486,963	-	-	(51,482)	435,481
Accretable yield	(133,093)	-	9,099	(1,849)	(125,843)
Carry value of acquired loans	$353,870	$-	$9,099	$(53,331)	$309,638

Activity during the		Effect of	income	all other
nine month period ending September 30, 2014	Dec. 31, 2013	acquisitions	accretion	adjustments	Sept. 30, 2014
Contractually required principal and interest	$389,537	$229,249	$-	$(109,514)	$509,272
Non-accretable difference	(55,304)	(45,293)	-	26,806	(73,791)
Cash flows expected to be collected	334,233	183,956	-	(82,708)	435,481
Accretable yield	(102,812)	(32,204)	25,561	(16,388)	(125,843)
Carry value of acquired loans	$231,421	$151,752	$25,561	$(99,096)	$309,638

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

	Nine month period ended Sept. 30, 2015	Twelve month period ended Dec. 31, 2014
Beginning of the year	$49,054	$73,877
Effect of acquisition	-	2,636
Amortization, net	(12,954)	(20,664)
Indemnification revenue	1,316	3,098
Indemnification of foreclosure expense	(2,266)	237
Proceeds from FDIC	(6,291)	(10,014)
Impairment (recovery) of loan pool	(263)	(116)
Period end balance	$28,596	$49,054

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

	Nine month period ended Sept. 30, 2015	Twelve month period ended Dec. 31, 2014
Beginning of the year	$1,205	$444
Effect of acquisition	-	682
True-up liability accrual	189	79
Period end balance	$1,394	$1,205

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and the percentage of that loss to be reimbursed by the FDIC is recognized as income from FDIC reimbursement, and included in this line item. During the nine month period ended September 30, 2015, there was a recovery of a prior period impairment, as such, the estimated amount of impairment decreased, which resulted in a reduction of indemnification income of ($263).

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

NOTE 8: Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $28,512 at September 30, 2015 compared to $27,022 at December 31, 2014.  The following table provides additional details as of September 30, 2015.

	MBS	Municipal
As of September 30, 2015	Securities	Securities	Total
Market value of securities pledged	$47,551	$2,180	$49,731
Borrowings related to pledged amounts	28,120	392	28,512
Market value pledged as a % of borrowings	169%	556%	174%

Any risk related to these arrangements, primarily market value changes, are minimized due to the overnight (one day) maturity and the additional collateral pledged over the borrowed amounts.

NOTE 9: Subsequent events

On October 5, 2015, the Company entered into an Agreement and Plan of Merger (“Agreement”) with Community Bank of South Florida, Inc. (“Community Bank”), whereby Community Bank will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger.  Pursuant to and simultaneously with entering into the Agreement, the Company’s wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState Bank”) and Community Bank’s wholly owned subsidiary bank, Community Bank of Florida, Inc., will merge with CenterState Bank as the surviving bank.  Under the terms and subject to the conditions of the Agreement each outstanding share of Community Bank common stock is entitled to receive either a $13.31 cash payment or 0.9148 shares of the Company’s common stock.  The Agreement has been unanimously approved by the board of directors of the Company and Community Bank. The transaction is expected to close in the first quarter of 2016 subject to customary conditions, including receipt of all applicable regulatory approvals and Community Bank shareholder approval.  Community Bank, which is headquartered in Homestead, Florida, currently operates 11 banking locations in the Miami-Fort Lauderdale-West Palm Beach, Key West and Lakeland-Winter Haven MSAs.  At September 30, 2015, Community Bank reported total assets of $486,392, gross loans of $334,548 and deposits of $437,526.

On October 27, 2015, the Company entered into an Agreement and Plan of Merger (“Agreement”) with Hometown of Homestead Banking Company (“Hometown”), whereby Hometown will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger.  Pursuant to and simultaneously with entering into the Agreement, the Company’s wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState Bank”) and Hometown’s wholly owned subsidiary bank, 1st National Bank of South Florida, will merge with CenterState Bank as the surviving bank.  Under the terms and subject to the conditions of the Agreement each outstanding share of Hometown common stock is entitled to receive $1.25 cash payment.  The Agreement has been unanimously approved by the board of directors of the Company and Hometown. The transaction is expected to close in the first quarter of 2016 subject to customary conditions, including receipt of all applicable regulatory approvals and Hometown shareholder approval.  Hometown, which is headquartered in Homestead, Florida, currently operates 6 banking locations in the Miami-Fort Lauderdale-West Palm Beach MSA.  At September 30, 2015, Hometown reported total assets of $347,504, gross loans of $206,000 and deposits of $281,041.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts presented herein are in thousands, except per share data,

or unless otherwise noted.)

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Overview

Our total assets increased approximately 4% between December 31, 2014 and September 30, 2015 which was primarily the result of an increase in our deposits.  The deposit growth was primarily in commercial checking.  The growth in liquidity from the liability increases was used primarily to support the 11% annualized loan growth (excluding PCI loans) during the period.  Our loan to deposit ratio was 78.6% and 80.5% at December 31, 2014 and September 30, 2015, respectively.

On July 24, 2015, we closed our previously announced transaction with Commonwealth Savingshares Corporation (“CSC”) and its wholly owned subsidiary, SouthBank, F.S.B (“SB”), whereby we purchased SB’s main banking office located in Palm Beach Gardens, Florida, including the main office real estate, for $1,950,000.  We also assumed all of the deposits of SB, approximately $14.6 million.  We did not acquire any loans from SB.

On the same date, we also closed two of our nearby existing leased branch banking offices located at 801 U.S. Highway 7, North Palm Beach, Florida and 250 S. Central Blvd., Suite 106, Jupiter, Florida, and consolidated these offices into the newly acquired location described above.

These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $185,807 at September 30, 2015 (approximately 4.7% of total assets) as compared to $106,346 at December 31, 2014 (approximately 2.8% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $490,458 at September 30, 2015 (approximately 12.5% of total assets) compared to $517,457 at December 31, 2014 (approximately 13.7% of total assets), a decrease of $26,999 or 5.2%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	three month	nine month	three month	nine month
	period ended	period ended	period ended	period ended
	Sept. 30, 2015	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2014
Beginning balance	$ 1,508	$ 3,420	$ 89	$ ---
Purchases	37,611	114,101	51,797	117,031
Proceeds from sales	(37,931)	(116,592)	(51,286)	(116,501)
Net realized gain on sales	56	315	56	126
Net unrealized gains	22	22	---	---
Ending balance	$ 1,266	$ 1,266	$ 656	$ 656

Investment securities held to maturity

During the third quarter of 2014, we initiated a held to maturity securities portfolio.  At September 30, 2015, we had $248,310 (unamortized cost basis) of securities with an estimated fair value of $248,922, resulting in a net unrecognized gain of $612.  It is anticipated that it is more likely than not that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

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

	three month	nine month	three month	nine month
	period ended	period ended	period ended	period ended
	Sept. 30, 2015	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2014
Beginning balance	$ 1,656	$ 1,251	$ 1,596	$ 1,010
Acquired from Gulfstream	---	---	---	247
Loans originated	7,886	23,592	7,760	18,751
Proceeds from sales	(8,898)	(24,491)	(9,031)	(19,866)
Net realized gain on sales	162	454	197	380
Ending balance	$ 806	$ 806	$ 522	$ 522

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the nine months ended September 30, 2015, were $2,495,935 or 72.6% of average earning assets, as compared to $2,068,838, or 70.9% of average earning assets, for the nine month period ending September 30, 2014. Total loans at September 30, 2015 and December 31, 2014 were $2,563,631 and $2,429,525, respectively. This represents a loan to total asset ratio of 65.2% and 64.3% and a loan to deposit ratio of 80.5% and 78.6%, at September 30, 2015 and December 31, 2014, respectively.

Non-PCI loans

At September 30, 2015, we have total Non-PCI loans of $2,331,853 of which approximately $32,071 are covered by FDIC loss share agreements. The covered loans were acquired from our June 1, 2014 acquisition of FSB and the related transfer of its FDIC loss share agreements to us. Total new loans originated during the nine month period ended September 30, 2015 approximated $590 million, of which $462 million were funded. The weighted average interest rate on funded loans was approximately 3.82% during the nine month period.  The graph below summarizes total loan production and funded loan production over the past nine quarters.  The loan origination pipeline is approximately $285 million at September 30, 2015.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at September 30, 2015 were to $231,778 of which $168,950 are covered by FDIC loss sharing agreements.  We acquired both covered and non-covered PCI loans in our acquisition of FSB.  We also acquired FDIC covered loans that are not included in the PCI loan portfolio.  In addition, we also acquired non-covered PCI loans from the GSB acquisition.  The table below summarizes and compares total FDIC covered loans and non FDIC covered loans, and, our total non-PCI loan portfolio and our PCI loan portfolio at September 30, 2015.

	PCI loans	Non-PCI	Total loans
FDIC covered	$ 168,950	$ 32,071	$ 201,021
not covered	62,828	2,299,782	2,362,610
Total	$ 231,778	$ 2,331,853	$ 2,563,631

We have ten loss share agreements with the FDIC.  Seven have ten year terms and generally include single family residential loans and the other three have five year terms and generally include non-single family residential loans.  During the third quarter of 2015, four loss share agreements with the FDIC terminated.  The total loans that transferred from loss share status to no loss share status, both PCI and non-PCI, during the third quarter had an aggregate total carrying balance outstanding at September 30, 2015 of approximately $38 million.  The table below summarizes the covered loans by acquired bank and by term of the related loss share period at September 30, 2015.

						est rem	percentage
	Loss	Unpaid				life of	of losses	end of
	Share	Principal	Carrying	Difference (2)		loans in	reimbursable	loss share
	Term	Balance	Balance	$	%	years(1)	from FDIC	period	IA
First Commercial Bank	5 yrs	$74,301	$65,774	($8,527)	11%	1.8	70%/30%/75%	Jan-16	$58
First Guaranty Bank	5 yrs	51,103	36,659	(14,444)	28%	2.0	80%	Jan-17	7,150
Central FL State Bank	5 yrs	10,280	7,596	(2,684)	26%	2.8	80%	Jan-17	1,598
Subtotal		135,684	110,029	(25,655)	19%	1.9			8,806

Olde Cypress	10 yrs	27,293	23,953	(3,340)	12%	4.6	80%	Jul-20	7,108
Comm Bank Bartow	10 yrs	13,598	10,055	(3,543)	26%	8.7	80%	Aug-20	2,587
Independent Nat'l Bank	10 yrs	17,261	12,866	(4,395)	25%	6.4	80%	Aug-20	2,847
Haven Trust Bank	10 yrs	3,734	2,763	(971)	26%	3.4	70%/0%/70%	Sep-20	334
First Commercial Bank	10 yrs	8,647	7,624	(1,023)	12%	3.2	70%/30%/75%	Jan-21	12
First Guaranty Bank	10 yrs	38,344	29,918	(8,426)	22%	6.7	80%	Jan-22	6,055
Central FL State Bank	10 yrs	4,895	3,813	(1,082)	22%	4.7	80%	Jan-22	847
Subtotal		113,772	90,992	(22,780)	20%	5.9			19,790

Total		$249,456	$201,021	($48,435)	19%	3.7			$28,596

(1)	This represents an estimate of the weighted average life or timing of the estimated future cash flows as of September 30, 2015.
(2)	Represents the dollar amount difference between the carrying value, or book value, of the loans and the unpaid principal balance (“UPB”), and the dollar amount difference as a percentage of the UPB.

As shown in the table above, the Company’s total IA at September 30, 2015 was $28,596 of which $6,602 represents a receivable from the FDIC for estimated future loss reimbursements, and $21,994 represents previously estimated loss reimbursements that are no longer expected.  This amount is now expected to be paid (and/or has been paid) by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At September 30, 2015, the $21,994 previously estimated reimbursements from the FDIC is expected to be written off as amortization expense (negative accretion) in the Company’s non-interest income as summarized below.

Period		Year
4Q15	$ 3,192	2018	$ 2,467
Year 2016	9,001	2019	2,044
Year 2017	3,323	2020 thru 2022	1,967
		Total	$ 21,994

The table above is based on management’s most recent quarterly updated projections of possible future losses, cash flows and timing of cash flows.  The above amounts are subject to change, and have changed in past quarters, primarily due to the PCI loan pools performing better than previously estimated.  A summary of the activity in the IA account during the nine month period ending September 30, 2015 is presented in the table below.

Balance at 12/31/14	$49,054
Amortization, net (excludes clawback)	(12,954)
Indemnification revenue	1,316
Indemnification of foreclosure expenses	(2,266)
Proceeds received from FDIC	(6,291)
Net recovery of loan pool(s) impairments	(263)
Balance 9/30/15	$28,596

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

Total loans at September 30, 2015 are equal to $2,563,631. Of this amount, approximately 85.7% are collateralized by real estate, 11.7% are commercial non real estate loans and the remaining 2.6% are consumer and other non real estate loans. We have approximately $726,349 of single family residential loans which represents about 28.3% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 52.8% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2015	December 31, 2014
Loans excluding PCI loans
Real estate loans
Residential	$634,106	$589,068
Commercial	1,234,383	1,132,933
Land, development and construction	100,200	79,002
Total real estate	1,968,689	1,801,003
Commercial	297,389	294,493
Consumer and other loans	65,397	56,334
Loans before unearned fees and deferred cost	2,331,475	2,151,830
Net unearned fees and costs	378	929
Total loans excluding PCI loans	2,331,853	2,152,759
PCI loans (note 1)
Real estate loans
Residential	92,243	102,009
Commercial	119,379	140,977
Land, development and construction	16,851	24,032
Total real estate	228,473	267,018
Commercial	2,848	8,953
Consumer and other loans	457	795
Total PCI loans	231,778	276,766
Total loans	2,563,631	2,429,525
Allowance for loan losses for loans that are not PCI loans	(22,586)	(19,384)
Allowance for loan losses for PCI loans	(62)	(514)
Total loans, net of allowance for loan losses	$2,540,983	$2,409,627
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

Included in our total loans listed above, are loans covered by FDIC loss share agreements. The following table sets forth information concerning the loan portfolio by collateral types which are covered by FDIC loss sharing agreements.

	September 30, 2015	December 31, 2014
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$3,166	$3,895
Commercial	27,009	33,606
Land, development and construction	844	866
Total real estate	31,019	38,367
Commercial	1,052	1,253
FDIC covered loans, excluding PCI loans	32,071	39,620
FDIC covered PCI loans (note 1)
Real estate loans
Residential	85,596	98,075
Commercial	69,855	116,457
Land, development and construction	11,368	15,395
Total real estate	166,819	229,927
Commercial	2,131	4,974
Total FDIC covered PCI loans	168,950	234,901
Total FDIC covered loans	201,021	274,521
Allowance for loan losses for FDIC covered loans that are not PCI loans	(138)	-
Allowance for loan losses for FDIC covered PCI loans	(46)	(514)
Total covered loans, net of allowance for loan losses	$200,837	$274,007

note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at September 30, 2015 and December 31, 2014.

	Sept 30, 2015			Dec 31, 2014			increase (decrease)
	loan balance	ALLL balance	%	loan balance	ALLL balance	%	loan balance	ALLL balance
Non impaired loans	$1,694,866	$17,979	1.06%	$1,407,781	$16,587	1.18%	$287,085	$1,392	-12 bps
Gulfstream loans (note 1)	232,768	1,908	0.82%	280,331	1,682	0.60%	(47,563)	226	22 bps
FSB loans (note 2)	382,361	1,487	0.39%	439,397	—	—%	(57,036)	1,487	39 bps
Impaired loans	21,858	1,212	5.54%	25,250	1,115	4.42%	(3,392)	97	112 bps
Non-PCI loans	2,331,853	22,586	0.97%	2,152,759	19,384	0.90%	179,094	3,202	7 bps
PCI loans	231,778	62		276,766	514		(44,988)	(452)
Total loans	$2,563,631	$22,648	0.88%	$2,429,525	$19,898	0.82%	$134,106	$2,750	6 bps

note 1:

Loans acquired in the Company’s January 17, 2014 acquisition of GSB that are not PCI loans.  These are performing loans recorded at estimated fair value at the acquisition date.  The unamortized fair value adjustment was approximately $5,078 and $6,042 at September 30, 2015 and December 31, 2014, respectively.  This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  During the current quarter, management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at September 30, 2015 as listed in the table above.

note 2:

Loans acquired in the Company’s June 1, 2014 acquisition of FSB that are not PCI loans.  These are performing loans recorded at estimated fair value at the acquisition date.  The unamortized fair value adjustment was approximately $5,074 and $7,032 at September 30, 2015 and December 31, 2014, respectively.  This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  During the current quarter, management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at September 30, 2015 as listed in the table above.

The general loan loss allowance (non-impaired loans, which includes GSB and FSB acquired loans) increased by a net amount of $3,105 resulting from an increase in loans outstanding less a decrease in the loss factors due to the continued improvement in the local economy and real estate market, and the continued decline in the Company’s two year charge-off history.   The Company’s other credit metrics, such as the levels of and trends in the Company’s non-performing loans, past-due loans and impaired loans were also considered when adjusting its qualitative factors.  In addition, the loan loss allowance increased due to amounts provided for the GSB loans and FSB loans.

As of the end of the current quarter, the Company has a 20 month history with the performing loans acquired from GSB as discussed in note 1 above.  Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at September 30, 2015 as listed in the table above.  Management considered the accretion of the credit discount, levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans in arriving at its estimate.

As of the end of the current quarter, the Company has a 16 month history with the performing loans acquired from FSB as discussed in note 2 above.  Management evaluated the performance of this group of loans over the period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at September 30, 2015 as listed in the table above.  Management considered the accretion of credit discount, levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs, impaired loans, and those loans that were covered by FDIC loss share agreements and those loans guaranteed by the California State University System in arriving at its estimate.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,602 to $21,858 ($20,646 when the $1,212 specific allowance is considered) from their legal unpaid principal balance outstanding of $23,460.  In the aggregate, total impaired loans have been written down to approximately 88% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 78% of their legal unpaid principal balance.  The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing of $22,450 at September 30, 2015) have been written down to approximately 84% of their legal unpaid principal balance, when the related specific allowance is also considered.

Approximately $13,521 of the Company’s impaired loans (62%) are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans, including those covered by FDIC loss sharing agreements, are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at September 30, 2015. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended September 30, 2015
Balance at beginning of period	$22,818	$116	$22,934
Loans charged-off	(893)	(50)	(943)
Recoveries of loans previously charged-off	657	-	657
Net charge-offs	(236)	(50)	(286)
Provision (recovery) for loan losses	4	(4)	-
Balance at end of period	$22,586	$62	$22,648

Three months ended September 30, 2014
Balance at beginning of period	$18,240	$960	$19,200
Loans charged-off	(869)	-	(869)
Recoveries of loans previously charged-off	556	-	556
Net charge-offs	(313)	-	(313)
(Recovery) provision for loan losses	1,108	(153)	955
Balance at end of period	$19,035	$807	$19,842

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine months ended September 30, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(2,625)	(127)	(2,752)
Recoveries of loans previously charged-off	1,552	-	1,552
Net charge-offs	(1,073)	(127)	(1,200)
Provision for loan losses	4,275	(325)	3,950
Balance at end of period	$22,586	$62	$22,648

Nine months ended September 30, 2014
Balance at beginning of period	$19,694	$760	$20,454
Loans charged-off	(2,931)	-	(2,931)
Recoveries of loans previously charged-off	1,511	-	1,511
Net charge-offs	(1,420)	-	(1,420)
Provision for loan losses	761	47	808
Balance at end of period	$19,035	$807	$19,842

Nonperforming loans and nonperforming assets

Non performing loans exclude PCI loans and are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, as defined above, as a percentage of total non-PCI loans, were 0.96% at September 30, 2015, compared to 1.19% at December 31, 2014.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $25,549 at September 30, 2015, compared to $34,578 at December 31, 2014. Non performing assets as a percentage of total assets were 0.65% at September 30, 2015, compared to 0.92% at December 31, 2014. The table below summarizes selected credit quality data at the dates indicated.

	Sept 30, 2015	Dec 31, 2014
Non-accrual loans (note 1)	$22,450	$ 25,595
Accruing loans 90 days or more past due (note 1)	---	---
Total non-performing loans ("NPLs") (note 1)	22,450	25,595
Other real estate owned ("OREO") (note 2)	2,993	8,896
Repossessed assets other than real estate ("ORAs") (note 1)	106	87
Total non-performing assets ("NPAs") (note 2)	25,549	34,578
OREO covered by FDIC loss share agreements
80% covered	3,661	7,264
75% covered	---	606
70% covered	297	1,755
30% covered	3,729	9,779
Total NPAs including FDIC covered OREO	$33,236	$ 53,982

NPLs as percentage of total loans (note 1)	0.96%	1.19%
NPAs as percentage of total assets
excluding FDIC covered OREO	0.65%	0.92%
including FDIC covered OREO	0.85%	1.43%
NPAs as percentage of loans and OREO and ORAs (note 1)
excluding FDIC covered OREO	1.09%	1.60%
including FDIC covered OREO	1.42%	2.47%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.67%	0.61%
Allowance for loan losses as percentage of NPLs (note 1)	101%	76%

note 1:	Excludes PCI loans.
note 2:	Excludes OREO covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of September 30, 2015 the Company had reported a total of 184 non accrual loans with an aggregate carrying value of $22,450 compared to December 31, 2014 when 207 non accrual loans with an aggregate book value of $25,595 were reported.

The second largest component of non performing assets after non accrual loans is OREO, excluding OREO covered by FDIC loss share agreements. At September 30, 2015, total OREO was $10,680. Of this amount, $7,687 is covered by FDIC loss sharing agreements. OREO not covered by FDIC loss share agreements is $2,993 at September 30, 2015. OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At September 30, 2015 we have identified a total of $21,858 impaired loans, excluding PCI loans. A specific valuation allowance of $1,212 has been attached to $6,556 of impaired loans included in the total $21,858 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $21,858, has been partially charged down by $1,602 from their aggregate legal unpaid balance of $23,460.

The table below summarizes impaired loan data for the periods presented.

	Sept 30, 2015	Dec 31, 2014
Impaired loans with a specific valuation allowance	$6,556	$ 7,785
Impaired loans without a specific valuation allowance	15,302	17,465
Total impaired loans	$21,858	$ 25,250

Performing TDRs (these are not included in NPLs)	$10,553	$ 11,418
Non performing TDRs (these are included in NPLs)	4,651	3,648
Total TDRs	15,204	15,066
Impaired loans that are not TDRs	6,654	10,184
Total impaired loans	$21,858	$ 25,250

Bank premises and equipment

Bank premises and equipment was $102,675 at September 30, 2015 compared to $98,848 at December 31, 2014, an increase of $3,827 or 3.9%.  The primary components of the increase was leasehold improvement cost of $2,868 relating to renovations to our new operations center, the purchase of land of $921 for the site of an existing branch and the purchase of land of $341 for a future branch site.  In addition, the purchase of a new branch building and land for $1,950 from SouthBank, F.S.B. in Palm Beach Gardens, Florida in which we consolidated two other leased branch offices into the newly acquired office.  See “Overview” for additional information on regarding this transaction. Finally, other purchases net of disposals of $2,021 less depreciation expense of $4,274.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Sept 30, 2015	Dec 31, 2014
Land	$36,280	$34,387
Land improvements	986	949
Buildings	62,086	60,168
Leasehold improvements	5,890	3,022
Furniture, fixtures and equipment	32,176	31,404
Construction in progress	1,033	1,587
Subtotal	138,451	131,517
Less: accumulated depreciation	35,776	32,669
Total	$102,675	$98,848

We have transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and have subsequently sold three properties. Our branch real estate held for sale at September 30, 2015 and December 31, 2014 was $1,489 and $2,675, respectively.

Deposits

The cost of interest bearing deposits in the current quarter decreased by 1 basis points (“bps”) to 0.26% compared to the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter remained unchanged at 0.17% compared to the prior quarter. In addition on July 24, 2015, we acquired approximately $14.6 million in deposits from SouthBank, F.S.B. through the purchase of their main banking office. See “Overview” for additional information on regarding this transaction. The table below summarizes the Company’s deposit mix over the dates indicated.

.

	Sept 30, 2015	% of total	Dec 31, 2014	% of total
Demand - non-interest bearing	$1,145,474	36%	$1,048,874	34%
Demand - interest bearing	621,582	19%	607,359	20%
Savings deposits	249,292	8%	231,039	7%
Money market accounts	734,363	23%	716,956	23%
Time deposits	434,478	14%	487,812	16%
Total deposits	$3,185,189	100%	$3,092,040	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $28,512 at September 30, 2015 compared to $27,022 at December 31, 2014.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At September 30, 2015 we had $161,303 of correspondent bank deposits or federal funds purchased, compared to $151,992 at December 31, 2014.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At September 30, 2015 and December 31, 2014, there were no outstanding advances from the Federal Home Loan Bank.

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

Stockholders’ equity

Stockholders’ equity at September 30, 2015, was $479,812, or 12.2% of total assets, compared to $452,477, or 12.0% of total assets at December 31, 2014. The increase in stockholders’ equity was due to the following items:

$452,477	Total stockholders' equity at December 31, 2014
28,942	Net income during the period
(2,272)	Dividends paid on common shares ($0.05 per common share)
(655)	Net decrease in market value of securities available for sale, net of deferred taxes
782	Stock options exercised, including tax benefit
1,336	Employee equity based compensation
(798)	Stock Repurchase (65,265 shares, average price of $12.23 per share)
$479,812	Total stockholders' equity at September 30, 2015

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2015, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

Selected consolidated capital ratios at September 30, 2015 and December 31, 2014 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2015
Total capital (to risk weighted assets)	$425,748	15.8%	$216,066	>8.0%	$209,682
Tier 1 capital (to risk weighted assets)	403,100	14.9%	162,050	>6.0%	241,050
Common equity Tier 1 capital (to risk weighted assets	386,777	14.3%	121,537	>4.5%	265,240
Tier 1 capital (to average assets)	403,100	10.6%	152,508	>4.0%	250,592

December 31, 2014
Total capital (to risk weighted assets)	$384,162	15.1%	$202,946	>8.0%	$181,216
Tier 1 capital (to risk weighted assets)	364,264	14.4%	101,473	>4.0%	262,791
Tier 1 capital (to average assets)	364,264	10.1%	144,051	>4.0%	220,213

CenterState Bank of Florida, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2015
Total capital (to risk weighted assets)	$397,900	14.7%	$271,116	>10.0%	$126,784
Tier 1 capital (to risk weighted assets)	375,259	13.8%	216,893	>8.0%	158,366
Common equity Tier 1 capital (to risk weighted assets	375,259	13.8%	176,225	>6.5%	199,034
Tier 1 capital (to average assets)	375,259	9.9%	190,345	>5.0%	184,914

December 31, 2014
Total capital (to risk weighted assets)	$360,278	14.2%	$254,085	>10.0%	$106,193
Tier 1 capital (to risk weighted assets)	340,389	13.4%	152,451	>6.0%	187,938
Tier 1 capital (to average assets)	340,389	9.4%	180,231	>5.0%	160,158

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

Overview

We recognized net income of $9,916 or $0.22 per share basic and $0.22 per share diluted for the three month period ended September 30, 2015, compared to net income of $3,593 or $0.08 per share basic and diluted for the same period in 2014.  A summary of the differences are listed in the table below.

	3 months ended	3 months ended	increase
	Sept 30, 2015	Sept 30, 2014	(decrease)
Net interest income	$38,328	$ 35,250	$3,078
Provision for loan losses	-	955	(955)
Net interest income after loan loss provision	38,328	34,295	4,033

Correspondent banking and capital markets division	5,935	5,142	793
Gain on sale of available for sale securities	4	-	4
IA amortization	(4,144)	(4,953)	809
FDIC revenue	27	213	(186)
All other non interest income	6,308	6,157	151
Total non interest income	8,130	6,559	1,571

Correspondent banking and capital markets division	5,063	5,036	27
Credit related expenses	393	415	(22)
All other non interest expense	25,230	26,633	(1,403)
Merger related expenses	169	3,450	(3,281)
Total non interest expense	30,855	35,534	(4,679)

Net income before provision for income taxes	15,603	5,320	10,283
Provision for income taxes	5,687	1,727	3,960
Net income	$9,916	$ 3,593	$6,323

The primary differences between the two quarters presented above relate to our June 1, 2014 acquisition of FSB, lower loan loss provision expense, lower IA amortization expense and increased correspondent revenue from our capital markets division.

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of the loan growth, the increase in interest accretion in our PCI loan portfolio and a decrease in our cost of deposits. The decrease in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is also primarily due to  the cost efficiencies realized from the FSB acquisition and our cost savings from the 2014 branch closure and efficiency initiatives.  These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $3,078 or 8.7% to $38,328 during the three month period ended September 30, 2015 compared to $35,250 for the same period in 2014. The $3,078 increase was the result of a $2,765 increase in interest income and a $313 decrease in interest expense.

Interest earning assets averaged $3,481,339 during the three month period ended September 30, 2015 as compared to $3,340,350 for the same period in 2014, an increase of $140,989, or 4.2%. The yield on average interest earning assets increased 13bps to 4.57% (16bps to 4.64% tax equivalent basis) during the three month period ended September 30, 2015, compared to 4.44% (4.48% tax equivalent basis) for the same period in 2014. The combined effects of the $140,989 increase in average interest earning assets and the 13bps (16bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $2,765 ($2,968 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,262,002 during the three month period ended September 30, 2015 as compared to $2,287,189 for the same period in 2014, a decrease of $25,187 or 1.1%. The cost of average interest bearing liabilities decreased 5bps to 0.31% during the three month period ended September 30, 2015, compared to 0.36% for the same period in 2014. The combined effects of the $25,187 decrease in average interest bearing liabilities and the 5bps decrease in cost of average interest bearing liabilities resulted in the $313 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2015 and 2014 on a tax equivalent basis.

	Three months ended September 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$2,306,751	$25,465	4.38%	$2,094,522	$24,649	4.67%
PCI loans (note 9)	241,393	9,898	16.27%	331,567	9,099	10.89%
Securities- taxable	676,892	3,895	2.28%	503,176	3,073	2.42%
Securities- tax exempt (note 8)	90,376	1,107	4.86%	40,059	514	5.09%
Fed funds sold and other (note 3)	165,927	355	0.85%	371,026	417	0.45%
Total interest earning assets	3,481,339	40,720	4.64%	3,340,350	37,752	4.48%

Allowance for loan losses	(22,890)			(21,329)
All other assets	455,067			492,214
Total assets	$3,913,516			$3,811,235

Interest bearing deposits (note 4)	2,033,045	1,339	0.26%	2,192,653	1,799	0.33%
Fed funds purchased	173,575	150	0.34%	39,419	6	0.06%
Other borrowings (note 5)	31,356	51	0.65%	31,273	52	0.66%
Corporate debenture (note 10)	24,026	244	4.03%	23,844	240	3.99%
Total interest bearing liabilities	2,262,002	1,784	0.31%	2,287,189	2,097	0.36%

Demand deposits	1,136,788			1,043,279
Other liabilities	39,740			40,395
Stockholders’ equity	474,986			440,372
Total liabilities and stockholders’ equity	$3,913,516			$3,811,235
Net interest spread (tax equivalent basis) (note 6)			4.33%			4.12%
Net interest income (tax equivalent basis)		$38,936			$35,655
Net interest margin (tax equivalent basis) (note 7)			4.44%			4.23%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $50 and $9 for the three month periods ended September 30, 2015 and 2014.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($147) and ($334) for the three month periods ended September 30, 2015 and 2014.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $44 and $44 for the three month periods ended September 30, 2015 and 2014.

The primary reason for the increase in our NIM during the current quarter results from the favorable yields of our PCI loans, which increased from 10.89% in 3Q14 to 16.27% in 3Q15.  Our PCI loans historically have performed better than previously expected.  Initial loss expectations have been adjusted downward during subsequent quarterly estimates of future cash flows.  The results have been higher yields over the remaining life of the related loan pools.

Provision for loan losses

The provision for loan losses decreased $955 to $0 during the three month period ending September 30, 2015 compared to provision expense of $955 for the comparable period in 2014. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The decrease in our loan loss provision between the comparable periods is primarily due to the improved credit metrics used to determine the appropriate allowance for loan losses. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2015 was $8,130 compared to $6,559 for the comparable period in 2014. This increase was the result of the following components listed in the table below.

	Sept 30,	Sept 30,	$ increase	% increase
Three month period ending:	2015	2014	(decrease)	(decrease)
Income from correspondent banking capital markets division (1)	$4,943	$4,184	$759	18.1%
Other correspondent banking related revenue (2)	992	958	34	3.5%
Wealth management related revenue	940	993	(53)	(5.3)%
Service charges on deposit accounts	2,488	2,496	(8)	(0.3)%
Debit, prepaid, ATM and merchant card related fees	1,659	1,612	47	2.9%
BOLI income	580	451	129	28.6%
Other service charges and fees	641	605	36	6.0%
Gain on sale of securities available for sale	4	---	4	---%
Subtotal	$12,247	$11,299	$948	8.4%
FDIC indemnification asset-amortization(see explanation below)	(4,144)	(4,953)	809	(16.3)%
FDIC indemnification income	27	213	(186)	(87.3)%
Total non-interest income	$8,130	$6,559	$1,571	24.0%

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

At September 30, 2015, the total IA on our Condensed Consolidated Balance Sheet was $28,596. Of this amount, we expect to receive reimbursements from the FDIC of approximately $6,602 related to future estimated losses, and expect to write-off approximately $21,994 for previously estimated losses that are no longer expected. The $21,994 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At September 30, 2015, the $21,994 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Period		Year
4Q15	$ 3,192	2018	$ 2,467
Year 2016	9,001	2019	2,044
Year 2017	3,323	2020 thru 2022	1,967
		Total	$ 21,994

When an FDIC covered OREO property is sold at a loss, the loss is included in non-interest expense as loss on sale of OREO, and the percentage of the loss that is covered by the FDIC is recorded as FDIC indemnification income and included in non-interest income. When an FDIC covered loan pool is impaired, the impairment expense is included in loan loss provision expense, and the percentage of the impairment expense that is covered by the FDIC is recorded as FDIC indemnification income and included in non-interest income.

Non-interest expense

Non-interest expense for the three months ended September 30, 2015 decreased $4,679, or 13.2%, to $30,855, compared to $35,534 for the same period in 2014. Components of our non-interest expenses are listed in the table below.

	Sept 30,	Sept 30,	$ increase	% increase
Three month period ending:	2015	2014	(decrease)	(decrease)
Salaries and wages	$14,200	$14,966	$(766)	(5.1)%
Incentive/bonus compensation	1,719	1,252	467	37.3%
Stock based compensation	775	358	417	116.5%
Employer 401K matching contributions	416	345	71	20.6%
Deferred compensation expense	157	156	1	0.6%
Health insurance and other employee benefits	1,240	1,349	(109)	(8.1)%
Payroll taxes	825	1,005	(180)	(17.9)%
Other employee related expenses	328	160	168	105.0%
Incremental direct cost of loan origination	(744)	(792)	48	(6.1)%
Total salaries, wages and employee benefits	18,916	18,799	117	0.6%

(Gain) loss on sale of OREO	31	31	-	0.0%
(Gain) loss on sale of FDIC covered OREO	(313)	(608)	295	(48.5)%
Valuation write down of OREO	65	157	(92)	(58.6)%
Valuation write down of FDIC covered OREO	172	172	-	0.0%
Loss on repossessed assets other than real estate	15	17	(2)	(11.8)%
Foreclosure and repossession related expenses	328	419	(91)	(21.7)%
Foreclosure and repo expense, FDIC (note 1)	95	227	(132)	(58.1)%
Total credit related expenses	393	415	(22)	(5.3)%

Occupancy expense	2,586	3,038	(452)	(14.9)%
Depreciation of premises and equipment	1,438	1,542	(104)	(6.7)%
Supplies, stationary and printing	382	375	7	1.9%
Marketing expenses	630	746	(116)	(15.5)%
Data processing expense	1,153	1,673	(520)	(31.1)%
Legal, auditing and other professional fees	779	1,099	(320)	(29.1)%
Bank regulatory related expenses	774	916	(142)	(15.5)%
Postage and delivery	348	386	(38)	(9.8)%
Debit, prepaid, ATM and merchant card related expenses	515	466	49	10.5%
CDI and Trust intangible amortization	615	699	(84)	(12.0)%
Internet and telephone banking	545	412	133	32.3%
Operational write-offs and losses	67	78	(11)	(14.1)%
Correspondent accounts and Federal Reserve charges	163	191	(28)	(14.7)%
Conferences/Seminars/Education/Training	110	79	31	39.2%
Director fees	164	147	17	11.6%
Travel expenses	148	126	22	17.5%
Other expenses	948	903	45	5.0%
Subtotal	30,674	32,090	(1,416)	(4.4)%
Merger and acquisition related expenses	169	3,450	(3,281)	(95.1)%
Impairment/sales on bank property held for sale	12	-	12	-%
Charges related to cost reduction efficiencies	-	(6)	6	(100.0)%
Total non-interest expense	$30,855	$35,534	$(4,679)	(13.2)%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding net impairments on bank property held for sale, merger related expenses and charges related to our branch closure and efficiency initiatives, our non interest expenses decreased $1,416, or 4.4% to $30,674 during the current quarter compared to $32,090 during the same quarter last year.  The overall primary reason for the decrease relates to the realization of cost saves relating to our June 2014 acquisition of FSB.

Provision for income taxes

We recognized an income tax provision for the three months ended September 30, 2015 of $5,687 on pre-tax income of $15,603 (an effective tax rate of 36.4%) compared to an income tax provision of $1,727 on pre-tax income of $5,320 (an effective tax rate of 32.5%) for the comparable quarter in 2014.  The primary reason for the increase is due to a smaller percentage of tax exempt interest income relative total revenue.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

Overview

We recognized net income of $28,942 or $0.64 per share basic and $0.63 per share diluted for the nine month period ended September 30, 2015, compared to net income of $5,683 or $0.14 per share basic and diluted for the same period in 2014.  A summary of the differences are listed in the table below.

	9 months ended	9 months ended	increase
	Sept 30, 2015	Sept 30, 2014	(decrease)
Net interest income	$ 115,755	$ 94,700	$ 21,055
Provision for loan losses	3,950	808	3,142
Net interest income after loan loss provision	111,805	93,892	17,913

Correspondent banking and capital markets division	21,322	14,358	6,964
Gain on sale of available for sale securities	4	46	(42)
IA amortization	(13,143)	(15,144)	2,001
FDIC revenue	1,053	1,902	(849)
All other non interest income	18,548	17,529	1,019
Total non interest income	27,784	18,691	9,093

Correspondent banking and capital markets division	16,666	14,477	2,189
Credit related expenses	989	4,614	(3,625)
All other non interest expense	76,172	71,124	5,048
Merger related expenses	169	10,694	(10,525)
Branch closure and efficiency initiatives	-	3,181	(3,181)
Total non interest expense	93,996	104,090	(10,094)

Net income before provision for income taxes	45,593	8,493	37,100
Provision for income taxes	16,651	2,810	13,841
Net income	$ 28,942	$ 5,683	$ 23,259

The primary differences between the two periods presented above relate to our January 17, 2014 acquisition of GSB and our June 1, 2014 acquisition of FSB, increased loan growth, increased correspondent revenue from our capital markets division and lower credit costs.  The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of these acquisitions.  The increase in our “all other non interest expense”, which represents the operating expenses of our commercial/retail banking segment, is also primarily due to these acquisitions.

Other significant differences between the two periods are merger related expense from our two acquisitions in 2014 and certain charges related to our efficiency and enhanced profitability initiatives we announced in January 2014 which included impairment charges on branch real estate transferred to held for sale and severance payments related to our reduction in force.  These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $21,055 or 22% to $115,755 during the nine month period ended September 30, 2015 compared to $94,700 for the same period in 2014.  The $21,055 increase was the result of an $21,014 increase in interest income and a $41 decrease in interest expense.

Interest earning assets averaged $3,439,412 during the nine month period ended September 30, 2015 as compared to $2,916,194 for the same period in 2014, an increase of $523,218, or 18%.  The yield on average interest earning assets increased 12bps to 4.71% (12bps to 4.77% tax equivalent basis) during the nine month period ended September 30, 2015, compared to 4.59% (4.65% tax equivalent basis) for the same period in 2014.  The combined effects of the $523,218 increase in average interest earning assets and the 12bps (12bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $21,014 ($21,378 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,261,929 during the nine month period ended September 30, 2015 as compared to $2,008,771 for the same period in 2014, an increase of $253,158, or 13%.  The cost of average interest bearing liabilities decreased 5bps to 0.32% during the nine month period ended September 30, 2015, compared to 0.37% for the same period in 2014.  The combined effects of the $253,158 increase in average interest bearing liabilities and the 5bps decrease in cost of average interest bearing liabilities resulted in the $41 decrease in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2015 and 2014 on a tax equivalent basis.

	Nine months ended September 30,
		2015			2014
	Average	Interest	Average	Average	Interest	Average
	balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$2,239,341	$75,530	4.51%	$1,779,071	$62,885	4.73%
PCI loans (note 9)	256,594	31,227	16.27%	289,767	25,561	11.79%
Securities- taxable	682,679	11,980	2.35%	522,626	10,368	2.65%
Securities- tax exempt (note 8)	78,526	2,942	5.01%	39,484	1,527	5.17%
Fed funds sold and other (note 3)	182,272	1,120	0.82%	285,246	1,080	0.51%
Total interest earning assets	3,439,412	122,799	4.77%	2,916,194	101,421	4.65%

Allowance for loan losses	(21,333)			(20,785)
All other assets	467,736			425,259
Total assets	$3,885,815			$3,320,668

Interest bearing deposits (note 4)	$2,027,538	4,155	0.27%	1,911,588	4,659	0.33%
Fed funds purchased	178,060	435	0.33%	42,605	17	0.05%
Other borrowings (note 5)	32,348	155	0.64%	31,147	131	0.56%
Corporate debenture (note 10)	23,983	722	4.02%	23,431	701	4.00%
Total interest bearing liabilities	2,261,929	5,467	0.32%	2,008,771	5,508	0.37%

Demand deposits	1,121,029			906,992
Other liabilities	36,111			31,978
Stockholders' equity	466,746			372,927
Total liabilities and stockholders' equity	$3,885,815			$3,320,668

Net interest spread (tax equivalent basis) (note 6)			4.45%			4.28%
Net interest income (tax equivalent basis)		$117,332			$95,913
Net interest margin (tax equivalent basis) (note 7)			4.56%			4.40%

note   1:  Loan balances are net of deferred origination fees and costs.

note   2:  Interest income on average loans includes amortization of loan fee recognition of ($343) and $152 for the nine month periods ended September 30, 2015 and 2014.

note   3:  Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.

note   4:  Includes interest bearing deposits only.  Non-interest bearing checking accounts are included in the demand deposits listed above.  Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($549) and ($736) for the nine month periods ended September 30, 2015 and 2014.

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

note 10:  Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $132 and $132 for the nine month periods ended September 30, 2015 and 2014.

The primary reason for the increase in our NIM during the nine month period ending September 30, 2015 results from the favorable yields of our PCI loans, which increased from 11.79% during the nine month ending September 30, 2014 to 16.27% during the nine month period ending September 30, 2015 .  Our PCI loans historically have performed better than previously expected.  Initial loss expectations have been adjusted downward during subsequent quarterly estimates of future cash flows.  The results have been higher yields over the remaining life of the related loan pools.

Provision for loan losses

The provision for loan losses increased $3,142 to $3,950 during the nine month period ending September 30, 2015 compared to a provision of $808 for the comparable period in 2014.  Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.  Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach).  In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information.  As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is primarily due to the increase in our loan balances outstanding and adjusting our allowance on non PCI loans acquired from GSB and FSB.  See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine months ended September 30, 2015 was $27,784 compared to $18,691 for the comparable period in 2014.  This increase was the result of the following components listed in the table below.

	Sept 30,	Sept 30,	$ increase	% increase
Nine month period ending:	2015	2014	(decrease)	(decrease)
Income from correspondent banking capital markets division	$ 17,971	$ 11,524	$ 6,447	55.9%
Other correspondent banking related revenue	3,351	2,834	517	18.2%
Wealth management related revenue	2,900	3,314	(414)	(12.5%)
Service charges on deposit accounts	7,169	7,091	78	1.1%
Debit, prepaid, ATM and merchant card related fees	5,183	4,613	570	12.4%
BOLI income	1,772	1,159	613	52.9%
Other service charges and fees	1,524	1,352	172	12.7%
Gain on sale of securities	4	46	(42)	(91.3%)
Subtotal	$39,874	$31,933	$7,941	24.9%
FDIC indemnification asset-amortization(see explanation below)	(13,143)	(15,144)	2,001	(13.2%)
FDIC indemnification income	1,053	1,902	(849)	(44.6%)
Total non-interest income	$27,784	$18,691	$9,093	48.6%

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

At September 30, 2015, the total IA on our Condensed Consolidated Balance Sheet was $28,596. Of this amount, we expect to receive reimbursements from the FDIC of approximately $6,602 related to future estimated losses, and expect to write-off approximately $21,994 for previously estimated losses that are no longer expected. The $21,994 is now expected to be paid by the borrower (or realized upon the sale of OREO) instead of a reimbursement from the FDIC. At September 30, 2015, the $21,994 previously estimated reimbursements from the FDIC will be written off as expense (negative accretion) included in our non-interest income category of our Condensed Consolidated Statement of Earnings and Comprehensive Income as summarized below.

Period		Year
4Q15	$ 3,192	2018	$ 2,467
Year 2016	9,001	2019	2,044
Year 2017	3,323	2020 thru 2022	1,967
		Total	$ 21,994

When a FDIC covered OREO property is sold at a loss, the loss is included in non-interest expense as loss on sale of OREO, and the percentage of the loss that is covered by the FDIC is recorded as FDIC indemnification income and included in non-interest income. When an FDIC covered loan pool is impaired, the impairment expense is included in loan loss provision expense, and the percentage of the impairment expense that is covered by the FDIC is recorded as FDIC indemnification income and included in non-interest income.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2015 decreased $10,094, or 9.7%, to $93,996, compared to $104,090 for the same period in 2014.  Components of our non-interest expenses are listed in the table below.

	Sept 30,	Sept 30,	$ increase	% increase
Nine month period ending:	2015	2014	(decrease)	(decrease)
Salaries and wages	$ 43,865	$ 40,073	3,792	9.5%
Incentive/bonus compensation	4,668	3,458	1,210	35.0%
Stock based compensation	2,417	1,035	1,382	133.5%
Employer 401K matching contributions	1,259	1,079	180	16.7%
Deferred compensation expense	470	423	47	11.1%
Health insurance and other employee benefits	3,882	3,516	366	10.4%
Payroll taxes	3,121	3,038	83	2.7%
Other employee related expenses	804	819	(15)	(1.8%)
Incremental direct cost of loan origination	(2,065)	(1,776)	(289)	16.3%
Total salaries, wages and employee benefits	58,421	51,665	6,756	13.1%

Loss on sale of OREO	(442)	59	(501)	(849.2%)
Gain on sale of FDIC covered OREO	(1,341)	(180)	(1,161)	645.0%
Valuation write down of OREO	235	672	(437)	(65.0%)
Valuation write down of FDIC covered OREO	781	1,562	(781)	(50.0%)
Loss on repossessed assets other than real estate	14	34	(20)	(58.8%)
Foreclosure and repossession related expenses	1,170	1,621	(451)	(27.8%)
Foreclosure and repo expense, FDIC (note 1)	572	846	(274)	(32.4%)
Total credit related expenses	989	4,614	(3,625)	(78.6%)

Occupancy expense	7,597	7,477	120	1.6%
Depreciation of premises and equipment	4,274	4,583	(309)	(6.7%)
Supplies, stationary and printing	1,098	936	162	17.3%
Marketing expenses	1,649	1,985	(336)	(16.9%)
Data processing expense	3,610	4,018	(408)	(10.2%)
Legal, auditing and other professional fees	2,204	3,250	(1,046)	(32.2%)
Bank regulatory related expenses	2,567	2,300	267	11.6%
Postage and delivery	1,052	1,019	33	3.2%
Debit, prepaid, ATM and merchant card related expenses	1,398	1,408	(10)	(0.7%)
CDI and Trust intangible amortization	1,921	1,590	331	20.8%
Internet and telephone banking	1,629	1,205	424	35.2%
Operational write-offs and losses	426	169	257	152.1%
Correspondent accounts and Federal Reserve charges	500	478	22	4.6%
Conferences/Seminars/Education/Training	378	277	101	36.5%
Director fees	516	357	159	44.5%
Travel expenses	329	297	32	10.8%
Other expenses	3,229	2,587	642	24.8%
Subtotal	93,787	90,215	3,572	4.0%
Impairment of bank property held for sale, net	637	-	637	-
Lease termination recovery	(597)	-	(597)	-
Merger related expenses	169	10,694	(10,525)	(98.4%)
Branch closure and efficiency initiatives	-	3,181	(3,181)	(100.0%)
Total non-interest expense	$ 93,996	$ 104,090	($ 10,094)	(9.7%)

note 1:   These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

The overall increase in our non interest expense (excluding impairments of bank property held for sale, lease termination recovery, merger related expenses and branch closure and efficiency initiatives) is primarily due to our June 1, 2014 acquisition of FSB.  The merger related expenses relate to both of these acquisitions.  The branch closure and efficiency initiatives expense relates to impairment expenses on closed branch property transferred to held for sale and severance payments from our reduction in force.

Total Credit Related Expense for the nine months ended September 30, 2015 decreased $3,625 to $989 compared to $4,614 for the same period in 2014.  The primary reasons for the decrease was due to the net gains on OREO sales of  approximately $1,783 during the nine month period ending September 30, 2015, compared to a net gain on sales of $121 during the same period in 2014.  OREO valuation write downs were also lower by approximately $1,218 between the two periods.  In addition, foreclosure expenses decreased $725 to $1,742 in the first nine months of 2015 compared to $2,467 in the same period in 2014.  Our lower Credit Related Expenses reflects the continuing improving Florida economy and real estate market.

Provision for income taxes

We recognized an income tax provision for the nine months ended September 30, 2015 of $16,651 on pre-tax income of $45,593 (an effective tax rate of 36.5%) compared to an income tax provision of $2,810 on pre-tax income of $8,493 (an effective tax rate of 33.1%) for the comparable nine months in 2014.  The primary reason for the increase is due to a smaller percentage of tax exempt interest income relative total revenue.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2014. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2015. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2014 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
July 1, 2015	July 31, 2015	990 (1)	$13.90	---	1,934,735
August 1, 2015	August 31, 2015	66 (1)	$14.17	---	1,934,735
September 1, 2015	September 30, 2015	---	---	---	1,934,735
Total for quarter ending September 30, 2015		1,056	$13.92	---	1,934,735

(1)

We did not repurchase any shares of our common stock during the third quarter of 2015 pursuant to our stock repurchase plan currently in place. We repurchased 1,056 shares of our common stock from our employees during July and August 2015 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 10.1	CenterState Banks, Inc. 2013 Equity Incentive Plan, as amended September 17, 2015
Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.1	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

CENTERSTATE BANKS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANKS, INC.

(Registrant)

Date: November 3, 2015	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: November 3, 2015	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer