Form 10-K
period 2015-12-31
CenterState Banks, Inc.
filed 2016-03-03
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (31,240,711 shares) on June 30, 2015, was approximately $423,413,000.  The aggregate market value was computed by reference to the last sale of the Common Stock of the registrant at $13.51 per share on June 30, 2015.  For the purposes of this response, directors, executive officers and holders of 5% or more of the registrant’s Common Stock are considered the affiliates of the issuer at that date.

As of February 29, 2016 there were outstanding 45,651,827 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2016 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Banks, Inc. (“We,” “Our,”  “CenterState,” “CSFL,” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999.  CenterState is a registered financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and owns all the outstanding shares of CenterState Bank of Florida, N.A. (“CSB” or the “Bank”), R4ALL, Inc. (“R4ALL”) a non bank subsidiary and CSFL Insurance Corp. (“CSFL IC”) the Company’s captive insurance subsidiary, also a non bank subsidiary.

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

In July 2015, we purchased the branch real estate, and assumed approximately $15 million in deposits, of SouthBank, F.S.B.’s (“SB”) main banking office located in Palm Beach County.  On the same date, we closed two nearby existing leased branches and consolidated these offices into the newly acquired location.

In October 2015, we entered into an agreement to acquire Community Bank of South Florida, Inc. and its subsidiary bank, Community Bank of Florida, Inc. with approximately $334 million in loans and $438 million in deposits.  Also in October 2015, we entered into an agreement to acquire Hometown of Homestead Banking Company and its subsidiary bank, 1st National Bank of South Florida, with approximately $206 million in loans and $281 million in deposits.  Both acquisitions closed on March 1, 2016.

In December 2015, we created CSFL IC for the purpose of initiating a captive insurance subsidiary pursuant to section 831(b) of the U.S. Tax Code.

Headquartered in Davenport, Florida between Orlando and Tampa, we provide a range of consumer and commercial banking services to individuals, businesses and industries throughout our branch network located within 20 counties throughout Central, Northeast and Southeastern Florida.  As of December 31, 2015, our 57 bank branch offices were located in the following Florida counties:

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

In addition to providing traditional deposit and lending products and services to our commercial and retail customers through our 57 locations, we also operate a correspondent banking and capital markets division.  The division is integrated with and part of our subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia.  Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.  Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services.  The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions primarily located throughout the United States.

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

At December 31, 2015, our primary asset is our ownership of 100% of the stock of our subsidiary bank. At December 31, 2015, we had total consolidated assets of $4,022,717,000, total consolidated loans of $2,593,776,000, total consolidated deposits of $3,215,178,000, and total consolidated stockholders’ equity of $490,514,000.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area.  Our consolidated loans at December 31, 2015 and 2014 were $2,593,776,000, or 64% and $2,429,525,000, or 64%, respectively, of total consolidated assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  We have no foreign loans or loans for highly leveraged transactions.  We do have immaterial amounts of loans with foreigners on property located within our Florida market area, primarily vacation and second homes.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans.  A majority of our loans are made on a secured basis.  As of December 31, 2015, approximately 85% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 12% of the loan portfolio consisted of commercial loans (not secured by real estate) and 3% of our loan portfolio consisted of consumer and other loans.

At December 31, 2015, approximately 6.8% of our loans, or $177,320,000, were covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010, two during the first quarter of 2012 and two were assumed pursuant to our 2014 acquisition of First Southern Bank.  Pursuant to the terms of the loss sharing agreements, the FDIC was obligated to reimburse us for losses with respect to the covered loans, subject to the terms of the various agreements.  On February 3, 2016, we entered into an agreement with the FDIC to terminate all existing loss share agreements.  We will now recognize the full amounts of all future charge-offs and recoveries related to the former covered assets as the FDIC will no longer be sharing in the such amounts.

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

Our commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in twenty Florida counties listed under “Business” or contiguous counties for working capital, equipment purchases, and various other business purposes.  A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis.  Commercial loans may be made at variable or fixed rates of interest.  Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds.  Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years.  Commercial and agricultural loans not secured by real estate amounted to approximately 12% and 12% of our Company’s total loan portfolio as of December 31, 2015 and 2014, respectively.

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

At December 31, 2015, approximately 49% of our total non-PCI (“Purchased Credit Impaired”) loan portfolio is fixed rate, 20% is floating rate and 31% is variable rate other than floating.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities.  We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits.  These accounts comprised approximately 87% and 84% of our consolidated total deposits at December 31, 2015 and 2014, respectively.  Approximately 13% of our consolidated deposits at December 31, 2015, were certificates of deposit compared to 16% at December 31, 2014.  Generally, we attempt to maintain the rates paid on our deposits at a competitive level.  Time deposits of $100,000 and over made up approximately 8% of consolidated total deposits at December 31, 2015 and 9% at December 31, 2014.  The majority of the deposits are generated from market areas where we conduct business.  Generally, we do not accept brokered deposits and we do not solicit deposits on a national level.  We obtain substantially all of our deposits from customers in our local markets.  For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Deposits.”

Investments

Our investment securities portfolio available for sale was $604,739,000 and $517,457,000 at December 31, 2015 and 2014, respectively, representing 15% and 14% of our total consolidated assets.  At December 31, 2015, approximately 94% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential FNMA, FHLMC, and GNMA MBSs.  We do not own any private label MBSs.  Approximately 6%, or $35,287,000, of this portfolio is invested in municipal securities.  Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  Investment securities available for sale are recorded on our balance sheet at market value at each balance sheet date.  Any change in market value is recorded directly in our stockholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary.  During 2015, we sold approximately $16,305,000 of these securities and recognized a net gain on the sales of approximately $4,000.

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

We also have a trading securities portfolio managed at our subsidiary bank.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations and Comprehensive Income.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  During 2015, we purchased approximately $147,693,000 of securities for this portfolio and sold $149,409,000 recognizing a net gain on sale of approximately $403,000.  At December 31, 2015 we had $2,107,000 of securities in our trading portfolio.

Our held to maturity securities portfolio was $272,840,000 and $237,362,000 at December 31, 2015 and December 31, 2014, respectively, representing 7% and 6% of our total consolidated assets.    These securities had gross unrecognized net gains of approximately $1,143,000 and $1,069,000, resulting in estimated fair values of $273,983,000 and $238,431,000 at December 31, 2015 and 2014, respectively.  At December 31, 2015, approximately 57% of this portfolio is invested in mortgage backed securities, 22% in municipal securities and 21% in  obligations of U.S. government sponsored entities and agencies.  It is anticipated that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Correspondent Banking

We have a correspondent banking and capital markets segment which operates as a division within our subsidiary bank.  Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.  Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services.  The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

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

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve.  The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States.  The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.  The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government.  Future monetary policies and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

Supervision and Regulation

Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting our Company, and our subsidiary bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of our Company and subsidiary bank.  Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels.  The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and the Bank, are difficult to ascertain.  A change in applicable laws and regulations, or in the manner such laws and regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company’s and the Bank’s business, operations, and earnings.  Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

Regulation of the Company

Our Company is registered with the Federal Reserve as a financial holding company under the Gramm-Leach-Bliley Act (“GLB Act”) and is registered with the Federal Reserve as a bank holding company under the BHC Act. As such, we are subject to the supervision, examination and regulation by the Federal Reserve.  The GLB Act, the BHC Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Under current law and Federal Reserve policy, a financial holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress.  The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as a source of strength and to enforce compliance with the source-of-strength requirements.  The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future, we could be required to provide financial assistance to our subsidiary bank should it experience financial distress.  Based on our ownership of a national bank subsidiary, the OCC could assess us if the capital of our subsidiary bank were to become impaired.  If a holding company fails to pay an imposed assessment within three months, it could be ordered to sell its stock of its subsidiary bank to cover the deficiency.  As disclosed below, holding companies also have minimum capital requirements which must be maintained to remain in regulatory compliance.

The BHC Act requires that a financial holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the financial holding company, or (iii) merging or consolidating with any other financial holding company.

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

The Federal Reserve requires financial and bank holding companies to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights.  The Federal Reserve’s requirements provide that a bank holding company must have minimum capital equivalent to 8% of risk-weighted assets to be considered adequately capitalized.  At December 31, 2015, our Tier 1 and total risk-based capital ratios were 15.0% and 15.8%, respectively.

Banks are subject to the provisions of the CRA.  Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•establish a new branch office that will accept deposits,

•relocate an office, or

•merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

In the case of a financial holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant financial holding company, and such records may be the basis for denying the application.

The BHC Act generally prohibits a financial holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of financial holding companies.  Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company.

Regulation of the Bank

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

Transactions with Affiliates.  The Bank also is subject to restrictions as to the limit of the size and number of transactions that it may have with its affiliates, as well as restrictions on lending to its and our executive officers and directors and their related interest.  Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. Also, the Company and the Bank are prohibited from engaging in asset purchases or sales transactions with their officers, directors, or principal shareholders unless the transaction is on market terms and, if the transaction represents greater than 10% of the capital and surplus of the Bank, a majority of the Bank’s disinterested directors has approved the transaction.  In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

FIRREA.  The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) imposed stronger capital standards and stronger civil and criminal enforcement provisions.  FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•the default of a commonly controlled FDIC insured depository institution; or

•any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

FDICIA.  The FDIC Improvement Act (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Periodic full- scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested.  Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified restrictions on extensions of credit to insiders under the Federal Reserve Act.

Basel III. In 2010 the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements known as Basel III.  The OCC and the Federal Reserve have approved a final rule that establishes a new regulatory capital framework that incorporates revisions to the Basel capital framework, including Basel III and other elements. The rule strengthens the definition of regulatory capital, increases risk- based capital requirements, and amends the methodologies for determining risk-weighted assets. The rule applies to all banks, including national banks. Subject to various transition periods, the rule became effective for certain banks (including the Bank) on January 1, 2015. Among other things, the rule:

•Implements strict eligibility criteria for regulatory capital instruments.

•Revises the Prompt Corrective Act action framework to incorporate new regulatory capital minimum thresholds.

•Adds a new common equity Tier 1 capital ratio of 4.5% and increases the minimum Tier 1 capital ratio requirement from 4% to 6%.

•Improves the measure of risk-weighted assets to enhance risk sensitivity.

•Allows certain depository institution holding companies to continue to include in Tier 1 capital previously issued trust preferred securities and cumulative perpetual preferred stock.

•Limits capital distributions and certain discretionary bonus payments if banks do not maintain a capital conservation buffer of common equity Tier 1 capital above minimum capital requirements.

•Establishes due diligence requirements for securitization exposures.

The Basel III rules provide risk-based capital guidelines designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding certain assets.  Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk-weights.  The institution’s total risk-weighted assets are used to calculate its regulatory capital ratios.  Under the Basel III rules, the minimum ratio of total capital to total risk-weighted assets is 8%.  The required ratio of “Tier 1 Capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is 6%.  There is a new category of capital ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and accumulated other comprehensive income, subject to certain adjustments) to risk-weighted assets, of 4.5%.

In addition, the federal banking agencies have established minimum leverage ratio requirements for banking organizations they supervise, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. Under the Basel III rules, as of January 1, 2015, the required minimum leverage ratio for all banks is 4%.

The Basel III rules additionally provide for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.  Under the Basel III rules, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses.  This new capital conversation buffer requirement was phased in beginning January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019.

As an additional means of identifying problems in the financial management of depository institutions, the federal banking regulatory agencies have established certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure, and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Prompt Corrective Action.  FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”  The classifications depend upon a bank’s ratios of its (i) Tier 1 Capital (generally consisting of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets, (ii) Total Capital to its risk-weighted assets, (iii) Common Equity Tier 1 Capital to risk-weighted assets, and (iv) leverage ratio (e.g., the ratio of its Tier 1 Capital to its adjusted average consolidated assets). A bank’s Total Capital consists of the sum of its Tier 1 Capital and Tier 2 Capital (up the extent of its Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator. Tier 2 Capital generally consists of a bank’s (i) allowance for loan losses of up to 1.25% of risk-weighted assets (ii) preferred stock not qualifying as Tier 1 Capital, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) certain subordinated debt and intermediate – term preferred stock up to 50% of Tier 1 Capital.  Common Equity Tier 1 Capital generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and accumulated other comprehensive income, subject to certain adjustments.

The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. A bank is deemed “well- capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital Ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. A bank is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1, and Total Capital Ratios fall below 3%, 3%, 4%, and 6%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

If an institution is “critically undercapitalized,” it must comply with the restrictions described above.  In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•entering into any material transaction other than in the usual course of business;

•engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•paying excessive compensation or bonuses; and

•paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

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

Additionally, FDICIA requires, among other things, that:

•only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

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

Consumer Laws and Regulations. Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, GLB Act, Home Mortgage Disclosure Act, National Flood Insurance Program, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

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

GLB Act.  The GLB Act includes a minimum federal standard of financial privacy.  Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship.  The act also provides for the functional regulation of bank securities activities. The law repealed the exemption that banks were afforded from the definition of “broker,” and replaced it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amended the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution.  Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA Act ratings when they commence the new activity.

Sarbanes-Oxley Act.  In 2002, the Sarbanes-Oxley Act was enacted which imposes a myriad of corporate governance and accounting measures designed that shareholders are treated and have full and accurate information about the public companies in which they invest. All public companies are affected by the Act.  Some of the principal provisions of the Act include:

•the creation of an independent accounting oversight board (“PCAOB”) to oversee the audit of public companies and auditors who perform such audits;

•auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and internal controls and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

•expansion of the authority and responsibilities of the company’s audit, nominating and compensation committees;

•mandatory disclosure by analysts of potential conflicts of interest; and

•enhanced penalties for fraud and other violations.

Other Provisions of the Dodd-Frank Act.  The Dodd-Frank Act, which became law on July 21, 2010, implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

•requires bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state and requires any bank holding company electing to be treated as a financial holding company to be both well managed and well capitalized;

•eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location;

•repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•enhances insider transaction limitations by strengthening loan restrictions to insiders and restricting certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors; and

•strengthens the previous limits on a depository institution’s credit exposure to one borrower (whether a person or group of related persons) in an amount exceeding certain thresholds, by expanding the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.

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

Employees

As of December 31, 2015, we had a total of approximately 784 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Our commercial and commercial real estate loans at December 31, 2015 and 2014 were $1.56 billion and $1.43 billion, respectively, or 66% and 66% of total loans, excluding purchased credit impaired loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

The federal bank regulatory agencies have guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:

•	total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital (as of December 31, 2015, our consolidated ratio was 28%); or
•

Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital (as of December 31, 2015, our consolidated ratio was 226%).

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

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2015, approximately 85% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

We are subject to environmental risks in our lending activities.

Since a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business.  If hazardous substances are found on such property, we could be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property.  Although our management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations.

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

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income.  That interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits).  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates.  The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income.  Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities.  For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates.  Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.  Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would.  Generally, interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis.  Even assets and liabilities with similar maturities or repricing periods may react in different degrees to changes in market interest rates.  Interest Rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates.  Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset.  Changes in interest rates could materially and adversely affect our financial condition and results of operations.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

Our financial holding company and our subsidiary bank must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions are expected to hold additional capital, above regulatory minimums. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines, such as through the Dodd-Frank Act and the Basel III initiatives described above. It is anticipated that these standards will result in higher and more stringent capital requirements for us and our banking subsidiary. In particular, Basel III will require us to maintain an increased minimum ratio of Tier 1 common equity to risk weighed assets.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. Although we had no wholesale brokered deposits as of December 31, 2015, we had approximately $20 million of in-market CDARs deposits, $33 million of ICS deposits and approximately $78 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

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

•	our ability to receive regulatory approvals on terms that are acceptable to us;
•	our ability to finance an acquisition and possible dilution to our existing shareholders;
•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
•	entry into new markets where we lack experience;
•	the strain of growth on our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;
•	exposure to potential asset quality issues with acquired institutions;
•	the introduction of new products and services into our business;
•	the possibility of unknown or contingent liabilities;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	the risk of loss of key employees and customers.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk- based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the deposit insurance fund of the FDIC (which is referred to as the “DIF”) and reduced the ratio of reserves to insure deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology- driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.

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

Any failure or interruption in the operation of our communications and information systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions.  While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there could be no assurance that any such failures or interruptions will not occur or, if they do, that they will be adequately addressed.  The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Adverse weather or manmade events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events and manmade events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, bankruptcies, foreclosures or loan losses that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage, or manmade events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability. The Company and the Bank have been named or threatened to be named as defendants in various law suits arising from our business activities (and in some cases from the activities of companies that we have acquired).  In addition, from time to time, we are, or may become, the subject of self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities.  The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company and the Bank conduct their business, or reputational harm.

The Bank is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Bank’s business, financial condition, results of operations, and future prospects.

The Bank is subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by the Bank with respect to these laws could result in significant liability.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. the Bank is also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States. If the Bank’s policies, procedures, and systems are deemed deficient, the Bank could be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the bank. Any of these results could have a material adverse effect on the Bank’s business, financial condition, results of operations, and future prospects.

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

Shares of our Common Stock are not insured deposits and may lose value.

Shares of our common stock are not savings or deposit accounts and are not insured by the FDIC, or any other agency or private entity.  Such shares are subject to investment risk, including the possible loss of some or all of the value of your investment.

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

Our ability to pay dividends is limited and we may be unable to pay future dividends

During the last 60 fiscal quarters, we paid cash dividends on our common stock outstanding. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to national banks that are regulated by the OCC. If we do not satisfy these regulatory requirements, or if the Bank does not have sufficient earnings to make payments to us while maintaining adequate capital levels, we will be unable to pay dividends on our common stock.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2015, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $27.5 million. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

At December 31, 2015, our shareholders include three funds owning approximately 18% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2015, our shareholders include three funds that collectively own approximately 18% of the outstanding shares of our common stock.  Top ten institutional owners collectively own approximately 44% of our outstanding shares of common stock, as reported by SNL. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, nonetheless the three or ten institutional owners could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our Holding Company owns no real property.  Our corporate office is leased from our subsidiary bank, and is located at 42745 U.S. Highway 27, Davenport, Florida 33837.  At the end of 2015, our Company, through our subsidiary bank, operated a total of 57 full service banking offices in 20 counties in central, southeast and northeast Florida.  We own 42 and lease 15 of these offices.  We also have four loan production offices of which we own 1 and lease 3.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama and in Atlanta, Georgia.  See Note 8 to the Consolidated Financial Statements of our Company included in this Annual Report on Form 10-K and Managements Discussion and Analysis – Bank Premises and Equipment, for additional information regarding our premises and equipment.

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

The shares of our Common Stock are traded on the NASDAQ Global Select Market.  The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2015 and 2014.

	2015		2014
	High	Low	High	Low
1st Quarter	$12.35	$10.94	$11.65	$9.87
2nd Quarter	$13.98	$11.70	$11.60	$10.28
3rd Quarter	$15.00	$12.20	$11.60	$10.03
4th Quarter	$16.24	$14.24	$12.00	$10.10

As of December 31, 2015, there are 45,459,195 shares of common stock outstanding.  As of this same date we have approximately 1,037 shareholders of record, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter.  The following sets forth per share cash dividends paid during 2015 and 2014.

	2015	2014
1st Quarter	$0.01	$0.01
2nd Quarter	$0.02	$0.01
3rd Quarter	$0.02	$0.01
4th Quarter	$0.02	$0.01

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

Share Repurchases

A summary of our common stock repurchases during the fourth quarter of 2015 is set forth in the table below.

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
October 1, 2015	October 31, 2015	---	---	---	1,934,735
November 1, 2015	November 30, 2015	---	---	---	1,934,735
December 1, 2015	December 31, 2015	11,385	$15.43	---	1,934,735
Total for quarter ending December 31, 2015		11,385	$15.43	---	1,934,735

(1)

We did not repurchase any shares of our common stock during the fourth quarter of 2015 pursuant to our stock repurchase plan currently in place. We repurchased 11,385 shares of our common stock from our employees during December 2015 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the Nasdaq Global Select Market.  The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2010 (assuming a $100 investment on December 31, 2010 and reinvestment of all dividends).

	2010	2011	2012	2013	2014	2015
CenterState Banks, Inc.	100	84	109	130	153	203
S&P 500	100	102	118	157	178	181
SNL Southeast Bank Index	100	59	97	132	148	146
Item 6.	Selected Consolidated Financial Data

Use of Non-GAAP Financial Measures and Ratios

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include tax-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible assets, tangible shareholders’ equity, tangible book value per common share, and tangible equity to tangible assets. Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency.  Other financial holding companies may define or calculate these measures and ratios differently.  Management also uses non-GAAP financial measures to help explain the variance in total non-interest expenses excluding merger and acquisition related expenses, impairment of bank property held for sale, credit related expenses and correspondent banking division expenses between the periods presented.  Management uses this non-GAAP financial measure in its analysis of the Company’s performance and believes this presentation provides useful supplemental information, and a clearer understanding of the Company’s non-interest expense between periods presented.

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

The following tables present a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures:

	Years ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Income Statement Non-GAAP measures and ratios

Interest income (GAAP)
Loans, excluding purchase credit impaired ("PCI") loans	$101,051	$87,094	$55,549	$56,376	$54,235
PCI loans	40,645	34,168	32,725	25,216	11,658
Securities - taxable	16,460	13,991	9,889	11,297	14,296
Securities - tax-exempt	2,641	1,435	1,430	1,423	1,422
Federal funds sold and other	1,523	1,539	785	638	632
Total Interest income (GAAP)	162,320	138,227	100,378	94,950	82,243

Tax equivalent adjustment
Non PCI loans	819	628	628	646	539
Securities - tax-exempt	1,379	746	744	697	678
Total tax equivalent adjustment	2,198	1,374	1,372	1,343	1,217

Interest income - tax equivalent
Loans excluding PCI loans	101,870	87,722	56,177	57,022	54,774
PCI loans	40,645	34,168	32,725	25,216	11,658
Securities - taxable	16,460	13,991	9,889	11,297	14,296
Securities - tax-exempt	4,020	2,181	2,174	2,120	2,100
Federal funds sold and other	1,523	1,539	785	638	632
Total interest income - tax equivalent	164,518	139,601	101,750	96,293	83,460

Total Interest expense (GAAP)	(7,286)	(7,356)	(5,885)	(8,481)	(12,207)

Net interest income - tax equivalent	$157,232	$132,245	$95,865	$87,812	$71,253

Net interest income (GAAP)	$155,034	$130,871	$94,493	$86,469	$70,036

Yields and costs
Yield on Loans excluding PCI - tax equivalent	4.49%	4.69%	4.77%	5.07%	5.30%
Yield on loans - tax equivalent	5.66%	5.64%	6.18%	5.67%	5.46%
Yield on securities tax-exempt - tax equivalent	5.01%	5.04%	5.19%	5.41%	5.88%
Yield on interest earning assets (GAAP)	4.66%	4.61%	4.93%	4.58%	4.30%
Yield on interest earning assets - tax equivalent	4.72%	4.66%	5.00%	4.65%	4.36%
Cost of interest bearing liabilities (GAAP)	0.32%	0.36%	0.39%	0.51%	0.81%
Net interest spread (GAAP)	4.34%	4.25%	4.54%	4.07%	3.49%
Net interest spread - tax equivalent	4.40%	4.30%	4.61%	4.14%	3.55%
Net interest margin (GAAP)	4.45%	4.37%	4.64%	4.18%	3.66%
Net interest margin - tax equivalent	4.51%	4.41%	4.71%	4.24%	3.72%

Efficiency ratio
Non interest income (GAAP)	$37,450	$26,226	$33,946	$59,261	$101,972
Gain on sale of securities	(4)	(46)	(1,060)	(2,423)	(3,464)
FDIC indemnification income	(1,686)	(2,982)	(5,542)	(6,017)	(1,132)
Nonrecurring income	-	-	-	(453)	(57,020)
Adjusted non interest income	35,760	23,198	27,344	50,368	40,356
Correspondent banking non interest income	(27,563)	(20,153)	(20,410)	(35,707)	(27,066)
Adjusted non interest income, ex. Correspondent	8,197	3,045	6,934	14,661	13,290

Net interest income before provision (GAAP)	155,034	130,871	94,493	86,469	70,036
Total tax equivalent adjustment	2,198	1,374	1,372	1,343	1,217
Adjusted net interest income	157,232	132,245	95,865	87,812	71,253
Correspondent net interest income	(6,330)	(3,239)	(2,854)	(4,023)	(3,822)
Adjusted net interest income, ex. Correspondent	150,902	129,006	93,011	83,789	67,431

Income Statement Non-GAAP measures and ratios (continued)

	Years ended December 31,
continued from previous page	2015	2014	2013	2012	2011
Non interest expense	126,082	$136,181	$110,762	$121,980	$114,689
CDI and Trust intangible amortization	(2,537)	(2,284)	(1,191)	(1,372)	(804)
Credit related expenses	(2,295)	(5,282)	(12,730)	(11,206)	(12,696)
Nonrecurring expense	(827)	(14,306)	(722)	(3,328)	(7,696)
Adjusted non interest expense	120,423	114,309	96,119	106,074	93,493
Correspondent banking non interest expense	(23,414)	(20,638)	(22,491)	(30,651)	(25,467)
Adjusted non interest expense, ex. Correspondent	$97,009	$93,671	$73,628	$75,423	$68,026

Efficiency ratio	62%	74%	78%	77%	84%
Efficiency ratio – excluding Correspondent	61%	71%	74%	77%	84%

Analysis of changes in interest income and expense	Net change Dec. 31, 2015 versus 2014
	Volume	Rate	Net change
Loans - tax equivalent	$20,280	$345	$20,625
Securities - tax-exempt - tax equivalent	1,851	(12)	1,839
Total interest income - tax equivalent	25,592	(675)	24,917
Net interest income - tax equivalent	25,404	(417)	24,987

Analysis of changes in interest income and expense	Net change Dec. 31, 2014 versus 2013
	Volume	Rate	Net change
Loans - tax equivalent	$41,257	$(8,269)	$32,988
Securities - tax-exempt - tax equivalent	72	(65)	7
Total interest income - tax equivalent	45,119	(7,268)	37,851
Net interest income - tax equivalent	43,246	(6,866)	36,380

	Years ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Balance Sheet Non-GAAP measures and ratios

Total assets	$4,022,717	$3,776,869	$2,416,011	$2,363,240	$2,284,459
Goodwill	(76,739)	(76,739)	(44,924)	(44,924)	(38,035)
Intangible assets, net	(13,001)	(15,401)	(6,116)	(7,307)	(5,203)
Tangible assets	$3,932,977	$3,684,729	$2,364,971	$2,311,009	$2,241,221

Common stockholders' equity	490,514	$452,477	$273,379	$273,531	$262,633
Goodwill	(76,739)	(76,739)	(44,924)	(44,924)	(38,035)
Intangible assets, net	(13,001)	(15,401)	(6,116)	(7,307)	(5,203)
Tangible common stockholders' equity	$400,774	$360,337	$222,339	$221,300	$219,395

Book value per common share	$10.79	$9.98	$9.08	$9.09	$8.74
Effect of intangible assets	$(1.97)	$(2.03)	$(1.69)	$(1.74)	$(1.44)
Tangible book value per common share	$8.82	$7.95	$7.38	$7.36	$7.30

Equity to total assets	12.19%	11.98%	11.32%	11.57%	11.50%
Effect of intangible assets	-2.00%	-2.20%	-1.91%	-2.00%	-1.71%
Tangible common equity to tangible assets	10.19%	9.78%	9.40%	9.58%	9.79%

The selected consolidated financial data presented below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2015 and 2014, and the three year period ended December 31, 2015, presented elsewhere herein. Operating results for prior periods are not necessarily indicative of results that might be expected for any future period.

0

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2015	2014	2013	2012	2011
SUMMARY OF OPERATIONS:
Total interest income	162,320	$138,227	$100,378	$94,950	$82,243
Total interest expense	(7,286)	(7,356)	(5,885)	(8,481)	(12,207)
Net interest income	155,034	130,871	94,493	86,469	70,036
Provision for loan losses	(4,493)	(826)	76	(9,220)	(45,991)
Net interest income after provision for loan losses	150,541	130,045	94,569	77,249	24,045
Non-interest income	9,883	6,027	12,445	20,336	14,422
Income from correspondent banking capital markets division	27,563	20,153	20,410	35,707	27,066
Net gain on sale of securities available for sale	4	46	1,060	2,423	3,464
Bargain purchase gain, acquisition of institution	-	-	-	453	57,020
Gain on sale of bank branch office real estate	-	-	31	342	-
Credit related expenses	(2,295)	(5,282)	(12,730)	(11,206)	(12,696)
Non-interest expense	(123,787)	(130,899)	(98,032)	(110,774)	(101,993)
Income before income taxes	61,909	20,090	17,753	14,530	11,328
Income tax expense	(22,571)	(7,126)	(5,510)	(4,625)	(3,419)
Net income	$39,338	$12,964	$12,243	$9,905	$7,909
PER COMMON SHARE DATA:
Basic earnings per share	$0.87	$0.32	$0.41	$0.33	$0.26
Diluted earnings per share	$0.85	$0.31	$0.41	$0.33	$0.26
Common equity per common share outstanding	$10.79	$9.98	$9.08	$9.09	$8.74
Tangible common equity per common share outstanding	$8.82	$7.95	$7.38	$7.36	$7.30
Dividends per common share	$0.07	$0.04	$0.04	$0.04	$0.04
Actual shares outstanding	45,459,195	45,323,553	30,112,475	30,079,767	30,055,499
Weighted average common shares outstanding	45,182,224	40,852,002	30,102,777	30,073,959	30,034,573
Diluted weighted average common shares outstanding	45,788,632	41,235,552	30,220,127	30,141,863	30,039,187
BALANCE SHEET DATA:
Assets	$4,022,717	$3,776,869	$2,415,567	$2,363,240	$2,284,459
Total loans	2,593,776	2,429,525	1,474,179	1,435,863	1,283,766
Allowance for loan losses	22,264	19,898	20,454	26,682	27,944
Total deposits	3,215,178	3,092,040	2,056,231	1,997,232	1,919,789
Short-term borrowings	252,722	179,014	50,366	57,724	69,276
Corporate debentures	24,093	23,917	16,996	16,970	16,945
Common stockholders’ equity	490,514	452,477	273,379	273,531	262,633
Total stockholders’ equity	490,514	452,477	273,379	273,531	262,633
Tangible capital	400,774	360,337	222,339	221,300	219,395
Goodwill	76,739	76,739	44,924	44,924	38,035
Core deposit intangible (CDI)	12,164	14,417	4,958	5,944	5,203
Trust intangible	837	984	1,158	1,363	-
Average total assets	3,928,523	3,419,541	2,381,620	2,445,902	2,176,571
Average loans	2,518,572	2,160,155	1,439,069	1,451,492	1,216,086
Average interest earning assets	3,484,739	2,995,845	2,034,542	2,070,990	1,914,812
Average deposits	3,178,569	2,891,459	2,087,004	2,062,682	1,800,998
Average interest bearing deposits	2,038,955	1,942,299	1,425,858	1,555,755	1,407,942
Average interest bearing liabilities	2,278,427	2,046,061	1,502,481	1,652,460	1,512,898
Average total stockholders’ equity	471,130	391,574	273,852	269,282	253,398

Selected Consolidated Financial Data - continued

For the twelve month period ending or as of December 31

	2015	2014	2013	2012	2011
SELECTED FINANCIAL RATIOS:
Return on average assets	1.00%	0.38%	0.51%	0.40%	0.36%
Return on average equity	8.35%	3.31%	4.47%	3.68%	3.12%
Dividend payout	8%	13%	10%	12%	15%
Efficiency ratio (1)	62%	74%	78%	77%	84%
Efficiency ratio, excluding correspondent (2)	61%	71%	74%	77%	84%
Net interest margin, tax equivalent basis (3)	4.51%	4.41%	4.71%	4.24%	3.72%
Net interest spread, tax equivalent basis (4)	4.40%	4.30%	4.61%	4.14%	3.55%

CAPITAL RATIOS:
Tier 1 leverage ratio	10.53%	10.11%	10.38%	9.91%	10.49%
Risk-based capital
Common equity Tier 1	14.39%	-	-	-	-
Tier 1	14.99%	14.36%	16.64%	16.63%	17.79%
Total	15.79%	15.14%	17.89%	17.89%	19.05%
Tangible common equity ratio	10.19%	9.78%	9.40%	9.58%	9.79%

ASSET QUALITY RATIOS:
Net charge-offs to average loans (5)	0.09%	0.07%	0.42%	0.93%	4.28%
Allowance to period end loans (5)	0.93%	0.90%	1.58%	2.11%	2.46%
Allowance for loan losses to non-performing loans (5)	106%	76%	73%	93%	71%
Non-performing assets to total assets (5)	0.56%	0.92%	1.39%	1.41%	2.16%

OTHER DATA:
Banking locations	57	58	55	55	58
Full-time equivalent employees	784	785	693	689	655

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

Selected Quarterly Data

(unaudited)

(Dollars in thousands except	2015				2014
for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$41,098	$40,112	$41,625	$39,485	$38,019	$37,347	$33,079	$29,782
Interest expense	(1,819)	(1,784)	(1,818)	(1,865)	(1,848)	(2,097)	(1,822)	(1,589)
Net interest income	39,279	38,328	39,807	37,620	36,171	35,250	31,257	28,193
Provision for loan losses	(543)	-	(2,308)	(1,642)	(18)	(955)	106	41
Net interest income after provision for loan losses	38,736	38,328	37,499	35,978	36,153	34,295	31,363	28,234
Non-interest income	3,425	2,191	1,986	2,281	1,740	1,417	1,041	1,829
Correspondent banking and capital markets division income	6,241	5,935	8,587	6,800	5,795	5,142	5,285	3,931
Gain on sales of securities available for sale	-	4	-	-	-	-	46	-
Non-interest expenses	(32,086)	(30,855)	(32,538)	(30,603)	(32,091)	(35,534)	(36,153)	(32,403)
Income before income tax	16,316	15,603	15,534	14,456	11,597	5,320	1,582	1,591
Income tax expense	(5,920)	(5,687)	(5,656)	(5,308)	(4,316)	(1,727)	(545)	(538)
Net income	$10,396	$9,916	$9,878	$9,148	$7,281	$3,593	$1,037	$1,053

Basic earnings per common share	$0.23	$0.22	$0.22	$0.20	$0.16	$0.08	$0.03	$0.03
Diluted earnings per common share	$0.23	$0.22	$0.21	$0.20	$0.16	$0.08	$0.03	$0.03

          The 2014 results were impacted by the merger and acquisition related expenses due to the 2014 acquisitions of Gulfstream and FSB as reflected in the table above. The acquisitions resulted in an increase in net interest income to the extent of the earning assets and deposits acquired while limiting the additional noninterest expense due to significant cost reductions related to the consolidation of back office operations and elimination of branch redundancies created by the acquisitions. In addition, expenses were incurred, primarily in the first quarter of 2014 as reflected above, for branch closures and efficiency initiatives unrelated to the acquisitions. The significant improvement of the fourth quarter 2015 results compared to the fourth quarter 2014 are primarily a reflection of the benefits of the acquisitions noted above and the realization of the expense reductions and efficiencies initiated during the first quarter of 2014.

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

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2015 and 2014, and the results of operations for the years ended December 31, 2015, 2014 and 2013.  This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein.

Executive Summary

Organizational structure

Our consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company,” “Corporate,”  “CenterState,”  “Holding Company”, “CSFL”, “we” or “our”), our wholly owned subsidiary bank (“CSB” or the “Bank”), our non bank subsidiary R4ALL, Inc. (“R4ALL”) and our non bank subsidiary CSFL Insurance Corp (“CSFL IC”).

As background, in December 2010 we merged our three national chartered banks together, with CSB as the surviving bank. In June of 2012 we merged our state charted bank, Valrico State Bank, into CSB.  We currently have one subsidiary bank, and two non bank subsidiaries, R4ALL and CSFL IC.  R4ALL has no employees and its sole purpose is to acquire and dispose of troubled assets from our only remaining subsidiary bank.  CSFL IC also has no employees and its sole purpose is to serve as a captive insurance subsidiary for our subsidiary bank, CSB.  CSB is insuring certain deductibles and excesses related to existing insurance policies with third party providers with CSFL IC.  As such, the Company is permitted annual permanent tax deductions for the premiums CSB pays CSFL IC up to $1.2 million per year, effectively reducing the Company’s consolidated federal and state income taxes pursuant to Section 831(b) of the U.S. Tax Code.  The general administrative and recording keeping activities of both non bank subsidiaries are performed by one of our employees.

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

A condensed consolidating balance sheet at December 31, 2015 and a condensed consolidating statement of operations for the year ending December 31, 2015 are presented below.

Condensed Consolidating Balance Sheet		CSFL		PARENT
At December 31, 2015	CSB	INS. CORP	R4ALL	COMPANY	Eliminations	Consolidated
Cash and due from banks	$52,243	$1,591	$104	$15	$(1,460)	$52,493
Federal funds sold and Federal Reserve deposits	101,580	-	-	-	-	101,580
Cash and cash equivalents	153,823	1,591	104	15	(1,460)	154,073
Investment securities	879,686	-	-	-	-	879,686
Purchase credit impaired ("PCI") loans	210,528	-	-	-	-	210,528
Loans, excluding PCI loans	2,383,153	-	95	-	-	2,383,248
Allowance for loan losses	(22,256)	-	(8)	-	-	(22,264)
Bank premises and equipment, net	101,435	-	-	386	-	101,821
Goodwill	76,739	-	-	-	-	76,739
Core deposit intangibles	12,164	-	-	-	-	12,164
OREO covered by FDIC loss share agreements	9,629	-	-	-	-	9,629
OREO not covered by FDIC loss share agreements	1,567	-	-	-	-	1,567
Investment in subsidiaries	-	-	-	485,686	(485,686)	-
All other assets	207,307	25	8	34,315	(26,129)	215,526
Total assets	$4,013,775	$1,616	$199	$520,402	$(513,275)	$4,022,717

Deposits	$3,216,638	$-	$-	$-	$(1,460)	$3,215,178
Other borrowings	252,722	-	-	24,093	-	276,815
All other liabilities	59,422	1,121	1	5,795	(26,129)	40,210
Total stockholders’ equity	484,993	495	198	490,514	(485,686)	490,514
Total liabilities and stockholders' equity	$4,013,775	$1,616	$199	$520,402	$(513,275)	$4,022,717

Condensed Consolidating Statement of Operations		CSFL		PARENT
For the 12 month period ending December 31, 2015	CSB	INS. CORP	R4ALL	COMPANY	Eliminations	Consolidated
Interest income	$162,320	$-	$-	$-	$-	$162,320
Interest expense	(6,318)	-	-	(968)	-	(7,286)
Net interest income	156,002	-	-	(968)	-	155,034
Provision for loan losses	(4,494)	-	1	-	-	(4,493)
Net interest income after loan loss provision	151,508	-	1	(968)	-	150,541
Non interest income	37,567	58	-	42,663	(42,838)	37,450
Non interest expense	(121,850)	(65)	79	(4,421)	175	(126,082)
Net income before income tax provision	67,225	(7)	80	37,274	(42,663)	61,909
Income tax (provision) benefit	(24,629)	25	(31)	2,064	-	(22,571)
Net income	$42,596	$18	$49	$39,338	$(42,663)	$39,338

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

At December 31, 2015, our subsidiary bank operated through 57 bank branch locations in 20 counties in Florida as summarized in the table below:

Broward	Indian River	Orange	Putnam
Duval	Lake	Osceola	St. Lucie
Hendry	Marion	Palm Beach	Seminole
Hernando	Martin	Pasco	Sumter
Hillsborough	Okeechobee	Polk	Volusia

In addition to full service bank branches, we also originate loans in four loan production offices located in Tampa, Gainesville, Crystal River and Ft. Myers, Florida.

On July 2, 2015, we converted our bank holding company into a financial holding company, which allows additional flexibility such as initiating a captive insurance subsidiary.

On July 17, 2015, upon recommendation of Chairman and CEO Pinner, our Board of Directors appointed John Corbett as the Company’s President and CEO.  Mr. Pinner assumed the new role of Executive Chairman.  See the Company’s 2016 Proxy Statement for additional information relating to this transition.

On July 24, 2015, we purchased the branch real estate, and assumed approximately $15 million in deposits, of SouthBank, F.S.B.’s (“SB”) main banking office located in Palm Beach County.  On the same date, we closed two nearby existing leased branches and consolidated these offices into the newly acquired location.

In October 2015, we announced two acquisitions in Homestead, Florida, Community Bank of South Florida, Inc. (approximately $486 million of total assets) and Hometown of Homestead Banking Company (approximately $348 million of total assets).  Both transactions closed on March 1, 2016.

On December 14, 2015, we formed a captive insurance subsidiary in order to insure current deductibles, excess limits and uninsured exposures.  CSFL IC made an election per Section 831(b) in the US Tax Code to exempt the premium income from federal income tax as allowed by the Code.

Correspondent banking division

We also operate a correspondent banking and capital markets division.  The division is integrated with and part of our subsidiary bank, CSB, located in Winter Haven, Florida, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia.  Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.  Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services.  The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

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

We use a standardized loan grading system which is integral to our risk assessment function related to lending.  Loan officers assign a loan grade to newly originated loans in accordance with the standard loan grades.  Throughout the lending relationship, the loan officer is responsible for periodic reviews, and if warranted he/she will downgrade or upgrade a particular loan based on specific events and/or analyses.  We use a loan grading system of 1 through 7. Grade 1 is “excellent” and grade 7 is “doubtful.”   Loans graded 5 or higher are placed on a watch list each month end and reported to the special asset committee, which includes CEO Corbett, Executive Chairman Pinner and CSB’s Chief Credit Officer.  Our loan review officers, who are independent of the lending function periodically review loan portfolios and lending relationships.  The loan review officer may disagree with the bank’s grade on a particular loan and subsequently downgrade or upgrade such loan(s) based on his risk analysis.

Our Chief Credit Officer (“CCO”), our Chief Special Asset Disposition Manager (“CSPA”) and their teams are responsible for identifying and reporting all impaired loans, non-accrual loans, TDRs and OREO.  They hold quarterly meetings with our CEO, our Executive Chairman, and a senior level accounting officer who along with the CCO and CSPA is ultimately responsible for preparing the Company’s allowance for loan loss calculations each quarter.  The Company’s CFO and others also attend these meetings periodically.  The CCO, CSPA and their teams make sure that all non-performing loans, subject to ASC 310, as well as OREO properties have a current appraisal (less than one year old) and that the asset is written down to 90% of the current appraisal, or less under certain circumstances, such as a listing price in the case of OREO, or a time value adjustment in the case of loans with appraisals approaching their one year life, and the related collateral is either in a type of category or in a market area with declining values.  When these quarterly meetings start, these teams have already evaluated their positions and have identified the course of action on each of the troubled assets listed.  The purpose of the meetings is to allow the sharing of information and allow our CEO and Executive Chairman to review these evaluations with our CCO and CSPA, and either approve or modify their recommendations.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.  We have $77 million of goodwill on our consolidated balance sheet at December 31, 2015.  Other intangible assets consist of core deposit intangible and trust intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, generally 10 years.

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. We have a net deferred tax asset of $46.2 million in our consolidated balance sheet at December 31, 2015.  For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

FDIC Loss Share Receivable

We entered into agreements with the FDIC for reimbursement of losses within acquired loan portfolios. The FDIC loss share receivable was recorded at fair value on the date of acquisition based upon the expected reimbursements to be received from the FDIC adjusted by a discount rate which reflects counter party credit risk and other uncertainties. Changes in the underlying credit quality of the loans covered by the FDIC loss share receivable resulted in either an increase or a decrease in the FDIC loss share receivable. Deterioration in loan credit quality increased the FDIC loss share receivable; increases in credit quality decreased the FDIC loss share receivable. Proceeds received for reimbursement of incurred losses reduced the FDIC loss share receivable.

The FDIC bought out the remaining FDIC loss share arrangements on February 3, 2016 resulting in a pre-tax loss of approximately $17.5 million.  See Form 8K filed on February 4, 2016 for additional information.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014.

Net Income

Our net income for the year ended December 31, 2015 was $39,338 or $0.87 and $0.85 per share basic and diluted, respectively, compared to $12,964 or $0.32 and $0.31 per share basic and diluted for the year ended December 31, 2014.  Our net income, excluding merger related and efficiency initiative expenses and gain on sale of securities, for year 2015 was $39,862 ($0.87 per share diluted), compared to $22,403 ($0.54 per share diluted) for year 2014.  The increase of $17,459 was primarily due to the January 2014 acquisition of Gulfstream and the June 2014 acquisition of FSB.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $24,163, or 18% to $155,034 during the year ended December 31, 2015 compared to $130,871 for the same period in 2014.  The increase was the result of a $24,093 increase in interest income and a $70 decrease in interest expense.

Interest earning assets averaged $3,484,739 during the year ended December 31, 2015 as compared to $2,995,845 for the same period in 2014, an increase of $488,894, or 16%.  The yield on average interest earning assets increased 5 basis points (“bps”) to 4.66% (6bps to 4.72% tax equivalent basis) during the year ended December 31, 2015, compared to 4.61% (4.66% tax equivalent basis) for the same period in 2014.  The combined net effects of the $488,894 increase in average interest earning assets and the increase in yields on average interest earning assets resulted in the $24,093 ($24,917 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $2,278,427 during the year ended December 31, 2015 as compared to $2,046,061 for the same period in 2014, an increase of $232,366, or 11%.  The cost of average interest bearing liabilities decreased 4 bps to 0.32% during the year ended December 31, 2015, compared to 0.36% for 2014.  The combined net effects of the $232,366 increase in average interest bearing liabilities and the 4 bps decrease in cost of average interest bearing liabilities resulted in the $70 decrease in interest expense between the two years.  See the tables “Average Balances – Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Loans, excluding PCI (1) (2) (7)	$2,270,525	$101,870	4.49%	$1,869,859	$87,722	4.69%
Purchased credit impaired loans (9)	248,047	40,645	16.39%	290,296	34,168	11.77%
Securities - taxable	696,386	16,460	2.36%	534,326	13,991	2.62%
Securities - tax exempt (7)	80,240	4,020	5.01%	43,303	2,181	5.04%
Federal funds sold and other	189,541	1,523	0.80%	258,061	1,539	0.60%
TOTAL INTEREST EARNING ASSETS	$3,484,739	$164,518	4.72%	$2,995,845	$139,601	4.66%

Allowance for loan losses	(21,521)			(20,690)
All other assets	465,305			444,386
TOTAL ASSETS	$3,928,523			$3,419,541

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Now	$625,274	$520	0.08%	$560,813	$470	0.08%
Money market	726,159	1,954	0.27%	645,420	1628	0.25%
Savings	241,921	129	0.05%	233,977	125	0.05%
Time deposits	445,601	2,903	0.65%	502,089	3,959	0.79%
Repurchase agreements	30,727	186	0.61%	30,316	181	0.60%
Federal funds purchased	184,451	622	0.34%	49,899	51	0.10%
Other borrowed funds (3)	289	4	1.38%	-	-	-
Corporate debenture (4)	24,005	968	4.03%	23,547	942	4.00%
TOTAL INTEREST BEARING LIABILITIES	$2,278,427	$7,286	0.32%	$2,046,061	$7,356	0.36%

Demand deposits	1,139,614			949,160
Other liabilities	39,352			32,746
Total stockholders' equity	471,130			391,574
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,928,523			$3,419,541

NET INTEREST SPREAD (tax equivalent basis) (5)			4.40%			4.30%
NET INTEREST INCOME (tax equivalent basis)		$157,232			$132,245
NET INTEREST MARGIN (tax equivalent basis) (6)			4.51%			4.41%

(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $295 and $665 for the years ended December 31, 2015 and 2014, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.

(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $176 and $176 during year ended December 31, 2015 and 2014, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
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

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2015 versus 2014
			Net
	Volume	Rate	Change
INTEREST INCOME
Loans (tax equivalent basis)	$20,280	$345	$20,625
Securities – taxable	3,931	(1,462)	2,469
Securities – tax exempt	1,851	(12)	1,839
Federal funds sold and other	(470)	454	(16)
TOTAL INTEREST INCOME (tax equivalent basis)	$25,592	$(675)	$24,917

INTEREST EXPENSE
Deposits
NOW accounts	$54	$(4)	$50
Money market accounts	213	113	326
Savings	4	-	4
Time deposits	(415)	(641)	(1,056)
Repurchase agreements	2	3	5
Federal funds purchased	308	263	571
Other borrowed funds	4	-	4
Corporate debentures	18	8	26
TOTAL INTEREST EXPENSE	$188	$(258)	$(70)

NET INTEREST INCOME (tax equivalent basis)	$25,404	$(417)	$24,987

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

Provision for Loan Losses

The provision for loan losses increased $3,667 to $4,493 during the year ending December 31, 2015 compared to a  provision of $826 for the comparable period in 2014.  The provision for loan losses for the current year included $1,834 for the Gulfstream loans and $878 for the First Southern loans acquired in January and June 2014, respectively.  Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.  Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach).  In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information.  As these factors change, the level of loan loss provision changes.  Our loss factors associated with our general allowance for loan losses is the primary reason causing the decrease in our provision expense due to our continued improvement in substantially all of our credit metrics, in particular our historical loss factors which is a derivative of our historical charge-off rates.  See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

         Non-interest income for the year ended December 31, 2015 was $37,450 compared to $26,226 for the comparable period in 2014.  This increase of $11,224 was the result of the following components listed in the table below.

			$	%
			increase	increase
	2015	2014	(decrease)	(decrease)
Correspondent banking capital markets revenue	23,225	$16,400	$6,825	41.6%
Other correspondent banking related revenue	4,338	3,753	585	15.6%
Wealth management related revenue	3,813	4,239	(426)	-10.0%
Service charges on deposit accounts	9,745	9,542	203	2.1%
Debit, prepaid, ATM and merchant card related fees	6,913	6,250	663	10.6%
Bank owned life insurance income	2,346	1,767	579	32.8%
Other service charges and fees	1,943	1,990	(47)	-2.4%
Gain on sale of securities	4	46	(42)	-91.3%
Subtotal	52,327	43,987	8,340	19.0%
FDIC indemnification asset- amortization	(16,563)	(20,743)	4,180	-20.2%
FDIC indemnification income	1,686	2,982	(1,296)	-43.5%
Total non-interest income	$37,450	$26,226	$11,224	42.8%

As shown in the table above, the primary reason for the increase in non-interest income year to year is the increase in correspondent banking capital markets revenue and the decrease in FDIC indemnification asset amortization.

Correspondent banking capital markets revenue includes bond sales revenue and brokerage revenue from interest rate swaps and C&I loan sales to correspondent bank clients.  The increase in revenue in 2015 is mainly due to revenue generated from the facilitation of interest rate swaps for correspondent client banks and their customers.  This line of business began in 2014 producing $1,344 of gross revenue and increased to $7,903 in 2015.

The FDIC indemnification asset (“IA”) was producing amortization (versus accretion) due to reductions in the estimated losses in the FDIC covered loan portfolio.  To the extent current projected losses in the covered loan portfolio were less than previously projected losses, the related projected reimbursements from the FDIC contemplated in the IA were less, which produced a negative income accretion in non-interest income.  This event corresponded to the increase in yields in the FDIC covered loan portfolio, although there was not a perfect correlation.  Higher expected cash flows (i.e. less expected future losses) on the loan side of the equation was accreted into interest income over the life of the related loan pool.  The lower expected reimbursement from the FDIC was amortized over the lesser of the remaining life of the related loan pool(s) or the remaining term of the loss share period.

At December 31, 2015, the total IA on our balance sheet was $25,795.  Of this amount, we estimated to receive reimbursements from the FDIC of approximately $4,250 related to future estimated losses, and estimated to expense approximately $21,545 for previously estimated losses that are no longer expected.  The $21,545 was estimated to be paid, or has been paid, by the borrower (or has been or is estimated to be realized upon the sale of OREO) instead of a reimbursement from the FDIC.  At December 31, 2015, the $21,545 previously estimated reimbursements from the FDIC was expected to be amortized as expense (negative accretion) in our non-interest income as summarized below.

Year		Year
2016	$10,230	2020	$1,512
2017	3,875	2021	639
2018	2,876	2022 thru 2022	49
2019	2,364	Total	$21,545

On February 3, 2016, the FDIC bought out our remaining FDIC loss share agreements.  As such, our IA was written off and we recognized a pre-tax loss on the transaction of approximately $17,560 during the first quarter of 2016, effectively accelerating the $21,545 of future IA amortization expense summarized in the table above.

Our other FDIC income related line item in the table above, FDIC indemnification income, has two components.  The first relates to losses on FDIC covered OREO.  To the extent we incur a loss on the sale of OREO, the FDIC is obligated to reimburse us at various coverage rates pursuant to the applicable loss sharing agreements.  The reimbursable amount is recognized as FDIC indemnification income in this line item during the same period the expense or loss on OREO is recognized in our non-interest expenses.  The second component relates to provision for loan loss expenses related to impairments on any of our covered loan pools.  To the extent we incur a loan loss provision expense, we recognize FDIC indemnification income pursuant to the applicable coverages outlined in the loss sharing agreements during the same period the expense was recognized in provision for loan loss expense.   These reimbursements have also ceased effective with our February 3, 2016, FDIC loss share buy-out as described in the preceeding paragraph.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2015 decreased $10,099, or 7.4%, to $126,082, compared to $136,181 for 2014.  The table below breaks down the individual components.

			$	%
			increase	increase
	2015	2014	(decrease)	(decrease)
Employee salaries and wages	$58,209	$53,939	$4,270	7.9%
Employee incentive/bonus compensation	6,522	5,036	1,486	29.5%
Employee stock based compensation	3,283	1,577	1,706	108.2%
Employer 401K matching contributions	1,617	1,398	219	15.7%
Deferred compensation expense	618	580	38	6.6%
Health insurance and other employee benefits	4,865	5,072	(207)	-4.1%
Payroll taxes	3,855	3,823	32	0.8%
Other employee related expenses	1,118	1,257	(139)	-11.1%
Incremental direct cost of loan origination	(2,689)	(2,307)	(382)	16.6%
Total salaries, wages and employee benefits	77,398	70,375	7,023	10.0%

Gain on sale of OREO	(403)	(67)	(336)	501.5%
Gain on sale of FDIC covered OREO	(850)	(721)	(129)	17.9%
Valuation write down of OREO	257	985	(728)	-73.9%
Valuation write down of FDIC covered OREO	950	2,265	(1,315)	-58.1%
Loss on repossessed assets other than real estate	7	45	(38)	-84.4%
Foreclosure and repossession related expenses	1,425	1,722	(297)	-17.2%
Foreclosure and repo expenses, FDIC (note 1)	909	1,053	(144)	-13.7%
Total credit related fees	2,295	5,282	(2,987)	-56.6%

Occupancy expense	9,957	10,163	(206)	-2.0%
Depreciation of premises and equipment	5,716	6,066	(350)	-5.8%
Supplies, stationary and printing	1,436	1,319	117	8.9%
Marketing expenses	2,317	2,731	(414)	-15.2%
Data processing expense	4,679	5,484	(805)	-14.7%
Legal, auditing and other professional fees	2,954	4,066	(1,112)	-27.3%
Bank regulatory related expenses	3,173	3,209	(36)	-1.1%
Postage and delivery	1,389	1,413	(24)	-1.7%
ATM and debit card related expenses	1,893	1,918	(25)	-1.3%
CDI amortization	2,390	2,110	280	13.3%
Trust intangible amortization	147	174	(27)	-15.5%
Internet and telephone banking	2,167	1,698	469	27.6%
Operational write-offs and losses	582	242	340	140.5%
Correspondent accounts and Federal Reserve charges	655	641	14	2.2%
Conferences/Seminars/Education/Training	520	409	111	27.1%
Director fees	693	601	92	15.3%
Travel expenses	446	396	50	12.6%
Other expenses	4,448	3,578	870	24.3%
Subtotal	125,255	121,875	3,380	2.8%
Merger, acquisition and conversion related expenses	693	11,542	(10,849)	-94.0%
Expenses related to branch closures and efficiency initiatives	134	2,764	(2,630)	-95.2%
Total non-interest expense	$126,082	$136,181	$(10,099)	-7.4%

note 1:  These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding merger, acquisition and conversion related expenses and nonrecurring expenses related to branch closure and efficiency initiatives, total non-interest expense increased $3,380 or 2.8% year to year as shown in the above table.  The increase is primarily due to our acquisition of FSB in June 2014.

Income Tax Provision

        We recognized an income tax expense for the year ended December 31, 2015 of $22,571 (an effective tax rate of 36.5%) compared to $7,126 (an effective tax rate of 35.5%) for the year ended December 31, 2014.  The primary reason for the increase was due to a smaller percentage of tax exempt interest income relative to total revenue.

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

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Loans, excluding PCI (1) (2) (7)	$1,869,859	$87,722	4.69%	$1,177,493	$56,177	4.77%
Purchased credit impaired loans (9)	290,296	34,168	11.77%	261,576	32,725	12.51%
Securities - taxable	534,326	13,991	2.62%	413,840	9,889	2.39%
Securities - tax exempt (7)	43,303	2,181	5.04%	41,888	2,174	5.19%
Federal funds sold and other	258,061	1,539	0.60%	139,745	785	0.56%
TOTAL INTEREST EARNING ASSETS	$2,995,845	$139,601	4.66%	$2,034,542	$101,750	5.00%

Allowance for loan losses	(20,690)			(23,985)
All other assets	444,386			371,063
TOTAL ASSETS	$3,419,541			$2,381,620

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Now	$560,813	$470	0.08%	$457,856	$362	0.08%
Money market	645,420	1,628	0.25%	312,151	476	0.15%
Savings	233,977	125	0.05%	238,497	132	0.06%
Time deposits	502,089	3,959	0.79%	417,354	4,215	1.01%
Repurchase agreements	30,316	181	0.60%	21,693	78	0.36%
Federal funds purchased	49,899	51	0.10%	37,941	20	0.05%
Other borrowed funds (3)	—	—	—	5	—	0.00%
Corporate debentures (4)	23,547	942	4.00%	16,984	602	3.54%
TOTAL INTEREST BEARING LIABILITIES	$2,046,061	$7,356	0.36%	$1,502,481	$5,885	0.39%

Demand deposits	949,160			584,523
Other liabilities	32,746			20,764
Total stockholders’ equity	391,574			273,852
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$3,419,541			$2,381,620
NET INTEREST SPREAD (tax equivalent basis) (5)			4.30%			4.61%
NET INTEREST INCOME (tax equivalent basis)		$132,245			$95,865
NET INTEREST MARGIN (tax equivalent basis) (6)			4.41%			4.71%
(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $665 and $408 for the years ended December 31, 2014 and 2013, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $176 and $26 during year ended December 31, 2014 and 2013, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
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

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2014 versus 2013
			Net
	Volume	Rate	Change
INTEREST INCOME
Loans (tax equivalent basis)	$41,257	$(8,269)	$32,988
Securities – taxable	3,087	1,015	4,102
Securities – tax exempt	72	(65)	7
Federal funds sold and other	703	51	754
TOTAL INTEREST INCOME (tax equivalent basis)	$45,119	$(7,268)	$37,851
INTEREST EXPENSE
Deposits
NOW accounts	$85	$24	$109
Money market accounts	714	438	1,152
Savings	(2)	(5)	(7)
Time deposits	766	(1,022)	(256)
Repurchase agreements	39	64	103
Federal funds purchased	8	22	30
Other borrowed funds	—	—	—
Corporate debentures	263	77	340
TOTAL INTEREST EXPENSE	$1,873	$(402)	$1,471
NET INTEREST INCOME (tax equivalent basis)	$43,246	$(6,866)	$36,380

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

The FDIC indemnification asset (“IA”) was producing amortization (versus accretion) due to reductions in the estimated losses in the FDIC covered loan portfolio.  To the extent current projected losses in the covered loan portfolio were less than previously projected losses, the related projected reimbursements from the FDIC contemplated in the IA were less, which produced a negative income accretion in non-interest income.  This event corresponded to the increase in yields in the FDIC covered loan portfolio, although there was not perfect correlation.  Higher expected cash flows (i.e. less expected future losses) on the loan side of the equation was accreted into interest income over the life of the related loan pool.  The lower expected reimbursement from the FDIC was amortized over the lesser of the remaining life of the related loan pool(s) or the remaining term of the loss share period.

Our other FDIC income related line item in the table above, FDIC indemnification income, had two components.  The first related to losses on FDIC covered OREO.  To the extent we incurred a loss on the sale of OREO, the FDIC was obligated to reimburse us at various coverage rates pursuant to the applicable loss sharing agreements.  The reimbursable amount was recognized as FDIC indemnification income in this line item during the same period the expense or loss on OREO was recognized in our non-interest expenses.  The second component related to provision for loan loss expenses related to impairments on any of our covered loan pools.  To the extent we incurred a loan loss provision expense, we recognized FDIC indemnification income pursuant to the applicable coverages outlined in the loss sharing agreements during the same period the expense was recognized in provision for loan loss expense.

On February 3, 2016, the FDIC bought out our remaining FDIC loss share agreements.  As such, our IA was written-off effectively accelerating all future IA amortization expense as well as ending any future FDIC indemnification income as discussed above.  See discussion on page 39.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2014 increased $25,419, or 22.9%, to $136,181, compared to $110,762 for 2013.  The table below breaks down the individual components.

			$	%
			increase	increase
	2014	2013	(decrease)	(decrease)
Employee salaries and wages	$53,939	$47,175	$6,764	14.3%
Employee incentive/bonus compensation	5,036	4,965	71	1.4%
Employee stock based compensation	1,577	609	968	159.0%
Employer 401K matching contributions	1,398	1,219	179	14.7%
Deferred compensation expense	580	569	11	1.9%
Health insurance and other employee benefits	5,072	3,557	1,515	42.6%
Payroll taxes	3,823	3,018	805	26.7%
Other employee related expenses	1,257	1,293	(36)	-2.8%
Incremental direct cost of loan origination	(2,307)	(2,036)	(271)	13.3%
Total salaries, wages and employee benefits	70,375	60,369	10,006	16.6%

(Gain) loss on sale of OREO	(67)	228	(295)	-129.4%
(Gain) loss on sale of FDIC covered OREO	(721)	2,894	(3,615)	-124.9%
Valuation write down of OREO	985	1,085	(100)	-9.2%
Valuation write down of FDIC covered OREO	2,265	4,927	(2,662)	-54.0%
Loss on repossessed assets other than real estate	45	401	(356)	-88.8%
Loan put back expense	-	4	(4)	-100.0%
Foreclosure and repossession related expenses	1,722	1,732	(10)	-0.6%
Foreclosure and repo expenses, FDIC (note 1)	1,053	1,459	(406)	-27.8%
Total credit related fees	5,282	12,730	(7,448)	-58.5%

Occupancy expense	10,163	7,702	2,461	32.0%
Depreciation of premises and equipment	6,066	5,876	190	3.2%
Supplies, stationary and printing	1,319	1,121	198	17.7%
Marketing expenses	2,731	2,517	214	8.5%
Data processing expense	5,484	3,784	1,700	44.9%
Legal, auditing and other professional fees	4,066	3,754	312	8.3%
Bank regulatory related expenses	3,209	2,369	840	35.5%
Postage and delivery	1,413	1,084	329	30.4%
ATM and debit card related expenses	1,918	1,802	116	6.4%
CDI amortization	2,110	986	1,124	114.0%
Trust intangible amortization	174	204	(30)	-14.7%
Internet and telephone banking	1,698	1,083	615	56.8%
Operational write-offs and losses	242	118	124	105.1%
Correspondent accounts and Federal Reserve charges	641	459	182	39.7%
Conferences/Seminars/Education/Training	409	584	(175)	-30.0%
Director fees	601	405	196	48.4%
Travel expenses	396	399	(3)	-0.8%
Other expenses	3,578	2,694	884	32.8%
Subtotal	121,875	110,040	11,835	10.8%
Merger, acquisition and conversion related expenses	11,542	722	10,820	1498.6%
Nonrecurring expenses	2,764	-	2,764	n/a
Total non-interest expense	$136,181	$110,762	$25,419	22.9%

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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2015 AND DECEMBER 31, 2014

Overview

Our total assets grew by $245,848, or 6.5%, from $3,776,869 at December 31, 2014 to $4,022,717 at December 31, 2015, primarily due to organic loan growth and investment in AFS securities.  This increase was funded by organic growth in deposits and to a lesser amount from federal funds purchased through our correspondent division bank clients.

Investment securities available for sale

We have an available for sale securities portfolio which we account for at fair value.  Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

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

Our available for sale portfolio totaled $604,739 at December 31, 2015 and $517,457 at December 31, 2014, or 15% and 14%, respectively, of total assets.  See note (3) in our Consolidated Financial Statements for a summary of security type, maturity, amortized cost basis, gross unrealized gains and gross unrealized losses.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative.  Approximately 94% of investment securities available for sale are mortgage backed securities.  The cash flows from these securities are used to meet cash needs or will be reinvested to maintain a desired liquidity position.  We classify the majority of our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels.  The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $2,342 (which includes gross unrealized losses of $2,916) at December 31, 2015, compared to a net unrealized gain of approximately $6,598 at December 31, 2014.

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

Trading Securities

We also have a trading securities portfolio.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Operations and Comprehensive Income.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  This activity was initiated to take advantage of market opportunities, when presented, for short term revenue gains.  See note (2) in our Consolidated Financial Statements for a summary of purchases, sales and revenue recognized for the year ending December 31, 2015 and 2014.

Investment securities held to maturity

During 2014, we initiated a held to maturity securities portfolio.  At December 31, 2015 the portfolio had securities of $272,840 at amortized cost.   We anticipate that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.  At December 31, 2015, these securities had gross unrecognized gains of approximately $1,778 and $635 of gross unrecognized losses.  Similar to our available for sale portfolio, because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these securities and its more likely than not we will be required to sell these securities before their anticipated recovery, we do not consider any of our securities, that have an unrealized loss associated with them, to be other than temporarily impaired.  See note (3) in our Consolidated Financial Statements for a summary of security type, maturity, estimated fair value, gross unrecognized gains and gross unrecognized losses.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability.  The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues.  The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets.  Average loans during the year ended December 31, 2015, were $2,518,572, or 72% of average earning assets, as compared to $2,160,155, or 72% of average earning assets, for the year ending December 31, 2014. Total loans at December 31, 2015 and 2014 were $2,593,776 and $2,429,525, respectively, an increase of $164,251, or 7%.  This also represents a loan to total asset ratio of 64% and 64% and a loan to deposit ratio of 81% and 79%, at December 31, 2015 and 2014, respectively.

Approximately 6.8% of our total loans, or $177,320, were covered by FDIC loss sharing agreements related to the acquisition of three failed financial institutions during the third quarter of 2010, two during the first quarter of 2012 and two acquired pursuant to our acquisition of FSB

FDIC covered loans were included in both our PCI loan portfolio and non-PCI loan portfolio.  Approximately 71% of our PCI loan portfolio were FDIC covered loans.

On February 3, 2016, the FDIC bought out our remaining FDIC loss share agreements.  See Form 8-K filed on February 4, 2016 for additional information.

In the aggregate, approximately 85% are collateralized by real estate, 12% are commercial non real estate loans and the remaining 3% are consumer and other non real estate loans.  The loans collateralized by real estate are further delineated as follows.

Residential real estate loans:  These are single family home loans primarily originated within our local market areas by employee loan officers or acquired pursuant to an acquisition of either an FDIC assisted transaction, a whole bank transaction or an acquisition of branches including selected performing loans (i.e. loans purchased from TD Bank, N.A. in 2011).  We do not use loan brokers to originate loans for our own portfolio, nor do we generally acquire loans outside of our geographical markets.   The aggregate size of this category is $733,600 representing approximately 28% of our total loans.  Approximately $86,104 of this total amount is included in our PCI loan portfolio.  Of the remaining $647,496 that are not PCI loans, approximately $9,540 or 1.5% are non performing (non-accrual) at December 31, 2015.

Commercial real estate loans:  This is the largest category ($1,360,411) of our loan portfolio representing approximately 52% of our total loans.  This category, along with commercial non real estate lending, is our primary business.  There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are substantially all located within Florida.  The borrowers are a mix of professionals, doctors, lawyers, and other small business owners.  Approximately 37% of these loans are owner occupied.  Approximately $105,629 are included in our PCI loan portfolio.  Of the remaining $1,254,782 that are not PCI loans, approximately $9,145 or 0.7% are non performing (non-accrual) at December 31, 2015.

Land, development and construction loans:  We have no construction or development loans with national builders.  We do business with local builders and developers that have typically been long time customers. This category represents approximately 4% ($120,824) of our total loan portfolio.  The majority of this amount is land development, lots, and other land loans.  Approximately $15,548 of these loans are included in our PCI loan portfolio.  Of the remaining $105,276 that are not PCI loans, approximately $1,608 or 2% are non performing (non-accrual) at December 31, 2015.

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

Loan Portfolio Composition
Types of Loans
at December 31:	2015	2014	2013	2012	2011
Loans excluding PCI loans
Real estate loans:
Residential	$647,496	$589,068	$458,331	$428,554	$405,923
Commercial	1,254,782	1,132,933	528,710	480,494	447,459
Land, development and construction	105,276	79,002	62,503	55,474	89,517
Total real estate loans	2,007,554	1,801,003	1,049,544	964,522	942,899
Commercial	307,321	294,493	143,263	124,225	126,064
Consumer and other loans	67,500	56,334	49,547	48,547	49,999
Total loans – gross	2,382,375	2,151,830	1,242,354	1,137,294	1,118,962
Less: unearned fees/costs	873	929	404	(458)	(639)
Total loans excluding PCI loans	2,383,248	2,152,759	1,242,758	1,136,836	1,118,323

PCI loans
Real estate loans:
Residential	86,104	102,009	120,030	142,480	99,270
Commercial	105,629	140,977	100,012	134,413	54,184
Land, development and construction	15,548	24,032	6,381	13,259	8,231
Total real estate loans	207,281	267,018	226,423	290,152	161,685
Commercial	2,771	8,953	3,850	6,143	2,366
Consumer and other loans	476	795	1,148	2,732	1,392
Total PCI loans	210,528	276,766	231,421	299,027	165,443

Total loans	$2,593,776	$2,429,525	$1,474,179	$1,435,863	$1,283,766

The repayment of loans is a source of additional liquidity for us.  The following table sets forth the loans maturing within specific intervals at December 31, 2015, excluding unearned net fees and costs.

Loan Maturity Schedule
	December 31, 2015
	0 – 12	1 – 5	Over 5
	Months	Years	Years	Total
All loans other than construction, development, land	$140,532	$849,794	$1,481,753	$2,472,079
Real estate – land, development and construction	21,496	40,942	58,386	120,824
Total	$162,028	$890,736	$1,540,139	$2,592,903
Fixed interest rate	$122,325	$736,454	$400,706	$1,259,485
Variable interest rate	39,703	154,282	1,139,433	1,333,418
Total	$162,028	$890,736	$1,540,139	$2,592,903

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Non impaired loans	$1,770,747	$18,351	1.04%	$1,407,781	$16,587	1.18%	$362,966	$1,764	-14 bps
Gulfstream loans (note 1)	223,678	1,834	0.82%	280,331	1,682	0.60%	(56,653)	152	22 bps
FSB loans (note 2)	365,648	878	0.24%	439,397	-	-	(73,749)	878	24 bps
Impaired loans	23,175	1,080	4.66%	25,250	1,115	4.42%	(2,075)	(35)	24 bps
Non-PCI loans	2,383,248	22,143	0.93%	2,152,759	19,384	0.90%	230,489	2,759	3 bps
PCI loans (note 3)	210,528	121		276,766	514		(66,238)	(393)
Total loans	$2,593,776	$22,264	0.86%	$2,429,525	$19,898	0.82%	$164,251	$2,366	4 bps

note 1:

Loans acquired pursuant to the January 17, 2014 acquisition of Gulfstream that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $7,680, or approximately 2.3% of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  At December 31, 2015, management evaluated the performance of this group of loans over a 23 month period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at December 31, 2015 as listed in the table above.

note 2:

Loans acquired pursuant to the June 1, 2014 acquisition of FSB that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $10,081, or approximately 2% of the outstanding aggregate loan balances.  This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  At December 31, 2015, management evaluated the performance of this group of loans over an 18 month period subsequent to the acquisition date and based on this evaluation has estimated a probable incurred loss amount at December 31, 2015 as listed in the table above.   Included in the $365,648 of FSB non-PCI loans are $26,982 of loans that are covered by FDIC loss sharing agreements and $36,280 of loans that are guaranteed by the California University System.

note 3:

Included in the $210,528 PCI loans at December 31, 2015 are $150,338 of loans that are covered by FDIC loss sharing agreements.   The FDIC bought out the remaining FDIC loss share agreements on February 3, 2016.

The general loan loss allowance (non-impaired loans, which includes Gulfstream and FSB acquired loans) increased by a net amount of $2,794.  Excluding Gulfstream and FSB loans, the general loan loss allowance increased by $1,764 resulting primarily from growth in loan balances of approximately $362,966, offset by a decrease in the loss factors due to the continued improvement in the local economy and real estate market, and the continued decline in the Company’s two year charge-off history.  At December 31, 2015, the Company’s qualitative factors increased the current two year historical loss ratios that are used to estimate the general loan loss allowance.

As of the end of the current year, the Company has a 23 month history with the performing loans acquired from Gulfstream as discussed in note 1 above.  The Company estimated the probable incurred losses in this group of loans and this estimate exceeded the fair value discount at December 31, 2015.  As a result, a general loan loss allowance of $1,834 was recorded at December 31, 2015.  Management considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes and impaired loans in arriving at its estimate.  There was $120 of  charge-offs in this group of loans during 2015.

Performing loans acquired in our June 2014 acquisition of FSB were recorded at estimated fair value at the acquisition date.  The fair value adjustment at the acquisition date was approximately $10,081, or approximately 2% of the outstanding aggregate loan balances.  As described in note 2 above, this amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.   As of the end of the current year, the Company has an 18 month history with the performing loans acquired from FSB as discussed in note 2 above.  The Company estimated the probable incurred losses in this group of loans and this estimate exceeded the fair value discount at December 31, 2015.  As a result, a general loan loss allowance of $878 was recorded at December 31, 2015.  Management considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes and impaired loans in arriving at its estimate.  There were no charge-offs in the group of loans during 2015.

The specific loan loss allowance (impaired loans) is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.  The Company’s impaired loans have been written down by $1,715 to $23,175 ($22,095 when the $1,080 specific allowance is considered) from their legal unpaid principal balance outstanding of $24,890.  In the aggregate, total impaired loans have been written down to approximately 89% of their legal unpaid principal balance when the related specific allowance is considered and non-performing impaired loans have been written down to approximately 81% of their legal unpaid principal balance when the related specific allowance is considered.  The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $20,833 at December 31, 2015) have been written down to approximately 80% of their legal unpaid principal balance, when the related specific allowance is also considered.

Approximately $13,718 of the Company’s impaired loans (59%) are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans  are accounted for pursuant to ASC Topic 310-30. PCI loan pools are evaluated for impairment each quarter. If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at December 31, 2015. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

Activity in Allowance for Loan Losses
December 31,	2015	2014	2013	2012	2011
Loans excluding PCI loans
Balance, beginning of year	$19,384	$19,694	$24,033	$27,559	$26,267
Loans charged-off:
Residential real estate	(1,283)	(1,382)	(3,701)	(3,968)	(9,306)
Commercial real estate	(173)	(353)	(1,144)	(2,862)	(11,179)
Construction & land development	(461)	(124)	(310)	(4,646)	(7,717)
Commercial & industrial	(1,121)	(699)	(120)	(231)	(1,971)
Consumer	(853)	(879)	(903)	(807)	(1,091)
Total loans charged-off	(3,891)	(3,437)	(6,178)	(12,514)	(31,264)
Loans charged-off - loan sales:
Residential real estate	-	-	-	-	(3,019)
Commercial real estate	-	-	-	-	(11,153)
Construction & land development	-	-	-	-	(456)
Commercial & industrial	-	-	-	-	(220)
Total loans charged-off - loan sales	-	-	-	-	(14,848)
Recoveries on loans previously charged-off:
Residential real estate	901	1018	432	378	542
Commercial real estate	485	763	417	871	665
Construction & land development	5	106	193	604	251
Commercial & industrial	344	85	51	22	82
Consumer	156	184	181	157	258
Total loan recoveries	1,891	2,156	1,274	2,032	1,798

Net charge-offs	(2,000)	(1,281)	(4,904)	(10,482)	(44,314)
Provision for loan losses charged to expense	4,759	971	565	6,956	45,606
Allowance for loan losses for loans that are not PCI loans	$22,143	$19,384	$19,694	$24,033	$27,559

PCI loans
Balance, beginning of year	$514	$760	$2,649	$385	$-
Loans charged-off:
Residential real estate	-	-	-	-	-
Commercial real estate	(77)	-	(1,248)	-	-
Construction & land development	-	-	-	-	(293)
Commercial & industrial	-	(101)	-	-	-
Consumer	(50)	-	-	-	-
Total loans charged-off	(127)	(101)	(1,248)	-	(293)
Recoveries on loans previously charged-off:
Residential real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction & land development	-	-	-	-	293
Commercial & industrial	-	-	-	-	-
Consumer	-	-	-	-	-
Total loan recoveries	-	-	-	-	293

Net charge-offs	(127)	(101)	(1,248)	-	-
Provision for loan losses charged to expense	(266)	(145)	(641)	2,264	385
Allowance for loan losses on PCI loans	$121	$514	$760	$2,649	$385
Total allowance at end of period	$22,264	$19,898	$20,454	$26,682	$27,944

	2015	2014	2013	2012	2011
Loans at year end (note 1)	$2,383,248	$2,152,759	$1,242,758	$1,136,836	$1,118,323
Average loans outstanding (note 1)	$2,270,525	$1,869,859	$1,177,493	$1,124,251	$1,032,959
Net charge-offs (note 1)	$2,000	$1,281	$4,904	$10,482	$44,314
Allowance for loan losses as percentage
of year end loans (note 1)	0.93%	0.90%	1.58%	2.11%	2.46%
Net charge-offs as a percentage of
average loans outstanding (note 1)	0.09%	0.07%	0.42%	0.93%	4.28%

Note 1:  Excludes PCI loans.

Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest, excluding loans that were covered by FDIC loss share agreements.  Non-performing assets consist of non-performing loans plus (a) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); (b) other repossessed assets that are not real estate; and (c) were not covered by FDIC loss share agreements.  We place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income.  Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status or interest is recognized only to extent received in cash.

The largest component of non-performing loans is non-accrual loans, which as of December 31, 2015 totaled $20,833 (168 loans).  This amount is further delineated by loan category as follows:

	aggregate	% of
	loan	non-accrual	number
Non-accrual loans at 12/31/15	amounts	by category	of loans
Residential real estate	$9,540	46%	89
Commercial real estate	9,145	44%	35
Land, development, construction	1,608	8%	11
Commercial	187	1%	8
Consumer and other	353	1%	25
Total	$20,833	100%	168

The other component of non-performing loans are loans past due greater than 90 days and still accruing interest.  Loans which are past due greater than 90 days are placed on non-accrual status, unless they are both well secured and in the process of collection.

At December 31, 2015, total OREO was $11,196.  Of this amount, $9,629 was covered by FDIC loss share agreements.

OREO not covered by FDIC loss share agreements was $1,567 at December 31, 2015, and is included in our non-performing assets (“NPA”).    OREO is carried at the lower of cost or market less the estimated cost to sell.  Further declines in real estate values can affect the market value of these assets.  Any further decline in market value beyond its cost basis is recorded as a current expense in our Consolidated Statement of Operations and Comprehensive Income.  OREO is further delineated in the following table.

carrying amount
Description of repossessed real estate (OREO)	at Dec 31, 2015
5 single family homes	$436
1 residential building lot	18
6 commercial buildings	708
Land / various acreages	405
Total, excluding OREO covered by FDIC loss share agreements	$1,567

At December 31, 2015 we also had repossessed assets other than real estate with an aggregate estimated fair value of approximately $145.  Interest income not recognized on non-accrual loans was approximately $835, $982 and $827 for the years ended December 31, 2015, 2014 and 2013, respectively.  The table below summarizes non performing loans and assets for the periods provided.

Non Performing Loans and Non Performing Assets
	December 31,
	2015	2014	2013	2012	2011
Non-accrual loans (note 1)	$20,833	$25,595	$27,077	$25,448	$38,858
Past due loans 90 days or more and still accruing interest (note 1)	-	-	-	293	120
Total non-performing loans (note 1)	20,833	25,595	27,077	25,741	38,978
Repossessed real estate ("OREO") (note 1)	1,567	8,896	6,409	6,875	8,712
Repossessed assets other than real estate (note 1)	145	87	150	770	1,619
Total non-performing assets (note 1)	$22,545	$34,578	$33,636	$33,386	$49,309
OREO covered by FDIC loss share agreements:
80% covered	4,828	7,264	19,111	26,783	9,469
75% covered	-	606	-	-	-
70% covered	-	1,755	-	-	-
30% covered	4,742	9,779
0% covered	59	-	-	-	-
Total non-performing assets including FDIC covered OREO	$32,174	$53,982	$52,747	$60,169	$58,778
Non-performing loans as percentage of total loans excluding PCI loans	0.87%	1.19%	2.18%	2.26%	3.48%
Non-performing assets as percentage of total assets
Excluding FDIC covered OREO	0.56%	0.92%	1.39%	1.41%	2.16%
Including FDIC covered OREO	0.80%	1.43%	2.18%	2.55%	2.57%
Non-performing assets as percentage of loans and OREO plus other repossessed assets (note 1)
Excluding FDIC covered OREO	0.95%	1.60%	2.69%	2.92%	4.37%
Including FDIC covered OREO	1.34%	2.47%	4.16%	5.14%	5.16%
Loans past due 30 thru 89 days and accruing interest as a percentage of total loans (note 1)	0.62%	0.61%	0.85%	0.65%	1.45%
Allowance for loan losses as a percentage of non- performing loans (note 1)	106%	76%	73%	93%	71%

note 1: Excludes PCI loans.

note 2: Excludes OREO that were covered by FDIC loss share agreements.

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

Interest income recognized on impaired loans was approximately $584, $579 and $1,223 for the years ended December 31, 2015, 2014 and 2013, respectively.  The average recorded investment in impaired loans during 2015, 2014 and 2013 were $22,770, $26,301 and $38,674, respectively.

We may restructure or modify the terms of certain loans under certain conditions.  In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale.  When we have modified the terms of a loan, we usually reduce the monthly payment and/or interest rate for generally twelve to 24 months.  At December 31, 2015, we had approximately $15,127 of troubled debt restructures (“TDRs”).  Of this amount $10,254 were performing pursuant to their modified terms, and $4,873 were not performing and have been placed on non-accrual status and included in our non performing loans (“NPLs”).  TDRs are included in our impaired loans, whether they are performing or not performing.  Only non performing TDRs are included in our NPLs.  The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure ("TDRs")

	December 31,
	2015	2014	2013	2012	2011
Performing TDRs	$10,254	$11,418	$10,763	$8,841	$6,554
Non performing TDRs	4,873	3,648	4,684	5,819	5,807
Total TDRs	$15,127	$15,066	$15,447	$14,660	$12,361

Impaired loans that are not TDRs	8,048	$10,184	$8,663	$33,519	$41,307
Impaired loans that are TDRs	15,127	15,066	15,447	14,660	12,361
Recorded investment in impaired loans	$23,175	$25,250	$24,110	$48,179	$53,668
Allowance for loan losses related to impaired loans	$1,080	$1,115	$1,811	$1,022	$3,304

TDRs as of December 31, 2015 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$5,987	$2,108	$8,095
Commercial	2,458	2,558	5,016
Construction, development, land	593	93	686
Total real estate loans	9,038	4,759	13,797
Commercial	991	66	1057
Consumer and other	225	48	273
Total TDRs	$10,254	$4,873	$15,127

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan.  We typically do not forgive principal.  We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses.  Approximately 68% of our TDRs at December 31, 2015 were current pursuant to their modified terms, and about $4,873, or approximately 32% of our total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

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

The table below summarizes our accruing loans past due greater than 30 days and less than 90 days for the periods presented, excluding loans that were covered by FDIC loss share agreements.

	December 31,
	2015	2014	2013	2012	2011
past due loans 30-89 days	$14,723	$13,108	$10,516	$7,422	$16,257
as percentage of total loans	0.62%	0.61%	0.85%	0.65%	1.45%

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

	December 31,
	2015		2014		2013		2012		2011
Real estate loans:
Residential	$6,015	27%	$6,743	27%	$8,785	37%	$6,831	28%	$6,700	24%
Commercial	10,662	53%	8,269	53%	6,441	42%	8,272	35%	8,825	32%
Land, development, construction	937	4%	752	4%	3,069	5%	6,211	26%	9,098	33%
Total real estate loans	17,614	84%	15,764	84%	18,295	84%	21,314	89%	24,623	89%

Commercial loans	3,215	13%	2,330	14%	510	12%	1,745	7%	1,984	7%
Consumer and other loans	1,435	3%	1,290	2%	889	4%	974	4%	952	4%
Unallocated	-		-		-		-		-
Total	$22,264	100%	$19,384	100%	$19,694	100%	$24,033	100%	$27,559	100%

 Bank Premises and Equipment

Bank premises and equipment was $101,821 at December 31, 2015 compared to $98,848 at December 31, 2014, an increase of $2,973 or 3%.  The primary components of the increase was leasehold improvement cost of $2,895 mostly relating to renovations to our new operations center location, the purchase of land of $921 for the site of an existing branch and the purchase of land of $341 for a future branch site.  In addition, the purchase of a new branch building and land for $1,950 from SouthBank, F.S.B. in Palm Beach Gardens, Florida in which we consolidated two other leased branch offices in the newly acquired office.  See “Executive Summary” for additional information regarding this transaction.  Finally, other purchases net of disposals of $2,582 less depreciation expense of $5,716.  A summary of the activity for 2015 is presented in the table below.

$98,848	balance at 12/31/14
1,950	acquisition of SouthBank real estate
6,739	net additions
(5,716)	depreciation
$101,821	balance at 12/31/15

At December 31, 2015, we operated from 57 full service banking offices in 20 counties in central, southeast and northeast Florida.  We own 42 and lease 15 of these offices.  We also have four loan production offices of which we own 1 and lease 3.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama, Atlanta, Georgia and Walnut Creek, California.

At December 31, 2015 we have 4 pieces of bank property (3 closed branches and 1 residential property) included in our bank property held for sale with an aggregate carrying balance of $1,665.

Deposits

Total deposits increased $123,138, or 4%, to $3,215,178 as of December 31, 2015, compared to $3,092,040 at December 31, 2014.  We assumed deposits of approximately $15,000 pursuant to the acquisition of SouthBank, F.S.B on July 24, 2015.  Our strategy has been to attract and grow relationships in our core deposit accounts, which we define as non-time deposits, and not aggressively seek deposits based on pricing.  Our time deposits represent only 13% of our total deposits at December 31, 2015 compared to 16% at December 31, 2014.  In addition, our total checking accounts represent approximately 56% of our total deposits at December 31, 2015.  Our cost of deposits, including non-interest bearing checking accounts, was approximately 0.16% during the fourth quarter of 2015.  The tables below summarize selected deposit information for the periods indicated.

	December 31,
	2015		2014		2013
Non time deposits	$2,792,758	87%	$2,604,228	84%	$1,671,356	81%
Time deposits	422,420	13%	487,812	16%	384,875	19%
Total deposits	$3,215,178	100%	$3,092,040	100%	$2,056,231	100%

Average deposit balance by type and average interest rates

	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non interest bearing demand deposits	$1,139,614	—%	$949,160	—%	$584,523	—%
NOW accounts	625,274	0.08%	560,813	0.08%	457,856	0.08%
Money market accounts	726,159	0.27%	645,420	0.25%	312,151	0.15%
Savings accounts	241,921	0.05%	233,977	0.05%	238,496	0.06%
Time deposits	445,601	0.65%	502,089	0.79%	417,354	1.01%
Total	$3,178,569	0.17%	$2,891,459	0.21%	$2,010,380	0.26%

Maturity of time deposits of $100,000 or more

	December 31,
	2015	2014	2013
Three months or less	$38,365	$56,062	$29,092
Three through six months	53,893	51,270	34,617
Six through twelve months	64,623	63,011	54,265
Over twelve months	88,251	98,448	85,266
Total	$245,132	$268,791	$203,240

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

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2015, 2014 and 2013, was approximately $30,737, $30,289 and $21,693, respectively.  Interest expense for the same periods was approximately $186, $181 and $78, respectively, resulting in an average rate paid of 0.61%, 0.60% and 0.36% for the years ended December 31, 2015, 2014, and 2013, respectively.  The following table summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)

	Maximum Outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2015	$40,198	$30,727	0.61%	$27,472	0.36%
2014	$34,681	$30,289	0.60%	$27,022	0.72%
2013	$24,483	$21,693	0.36%	$20,457	0.40%
(1)	Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank advances, Federal Reserve Bank discount window or Federal Funds Purchased.  Included in Federal Funds Purchased are overnight deposits from correspondent banks.  We began accepting correspondent bank deposits (classified as Federal Funds Purchased) in September 2008 pursuant to the initiation of our new correspondent banking division.  At December 31, 2015 we had $200,250 overnight Federal Funds Purchased correspondent bank deposits and $25,000 in a discount window overnight borrowing at the Federal Reserve Bank.  During the year, these deposits had a daily average balance of approximately $184,740.  These accounts are included with other Federal Funds Purchased, Federal Home Loan Bank advances and other borrowings in the table below, which summarizes our other borrowings for the periods presented.  For additional information refer to Notes 12 and 13 in our Notes to Consolidated Financial Statements.

Schedule of short-term borrowing (1)

	Maximum outstanding at any month end	Average balance	Average interest rate during the year	Ending Balance	Weighted Average interest rate at year end
Year ended December 31,
2015	$225,250	$184,740	0.33%	$225,250	0.40%
2014	$151,992	$49,899	0.10%	$151,992	0.29%
2013	$53,274	$37,941	0.06%	$29,909	0.05%
(1)	Consist of Federal Home Loan Bank advances, Federal Reserve Bank advances and Federal Funds Purchased

Corporate debentures

We have formed and assumed through various acquisitions five statutory trust entities and the related corporate debentures as listed in the table below.  See Note 14 of our 2015 Audited Consolidated Financial Statements for further information describing these securities.  Interest rates are adjusted on a quarterly basis as described below.  LIBOR, in the table below, means three-month LIBOR.

	Amount	Interest Rate	Maturity
CenterState Banks of Florida Statutory Trust I	$10,000	LIBOR + 3.05%	Sep. 2033
Valrico Capital Statutory Trust	$2,500	LIBOR + 2.70%	Sep. 2034
Federal Trust Statutory Trust I	$5,000	LIBOR + 2.95%	Sep. 2033
Gulfstream Bancshares Capital Trust II	$3,000	LIBOR + 1.70%	Mar. 2037
Gulfstream Bancshares Capital Trust I (note 1)	$7,000	LIBOR + 1.90%	Jan. 2035
note (1)	On January 22, 2016, the Company purchased, redeemed and terminated this agreement and recognized a gain on extinguishment of debt of approximately $308.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals.  At December 31, 2015, approximately 51% of total gross loans were adjustable rate.  Approximately 82% of our investment securities ($723,864 fair value) are invested in U.S. Government Agency mortgage backed securities.  Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month.  The duration (average life of expected cash flows) of our securities at December 31, 2015 was approximately 3.6 years.  Deposit liabilities, at that date, consisted of approximately $679,714 (21%) in NOW accounts, $979,906 (31%) in money market accounts and savings, $422,420 (13%) in time deposits and $1,133,138 (35%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments.  In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods.

RATE SENSITIVITY ANALYSIS
December 31, 2015
	0-1Yr	1-2Yrs	2-3Yrs	3-4Yrs	4-5Yrs	5Yrs+	Total
Interest earning assets
Fixed rate loans (1)	$122,325	$122,701	$183,534	$177,326	$252,893	$400,706	$1,259,485
Variable rate loans (1)	804,364	88,035	123,718	102,818	180,691	33,792	1,333,418
Investment securities (2)	674	1,628	910	597	4,054	867,374	875,237
Federal funds sold and other (3)	101,580	-	-	-	-	-	101,580
Other earning assets (4)	16,148	-	-	-	-	-	16,148
Total interest earning assets	$1,045,091	$212,364	$308,162	$280,741	$437,638	$1,301,872	$3,585,868
Interest bearing liabilities
NOW accounts	$679,714	$-	$-	$-	$-	$-	$679,714
Money market accounts	241,605	-	-	-	-	-	241,605
Savings accounts	738,301	-	-	-	-	-	738,301
Time deposits (5)	270,473	76,295	29,038	21,314	25,035	265	422,420
Repurchase agreements (6)	27,472	-	-	-	-	-	27,472
Federal funds purchased	200,250	-	-	-	-	-	200,250
Corporate debentures	27,500	-	-	-	-	-	27,500
Total interest bearing liabilities	$2,185,315	$76,295	$29,038	$21,314	$25,035	$265	$2,337,262
Interest sensitivity gap	(1,140,224)	136,069	279,124	259,427	412,603	1,301,607
Cumulative gap	(1,140,224)	(1,004,155)	(725,031)	(465,604)	(53,001)	1,248,606
Cumulative gap RSA/RSL (7)	0.48	0.56	0.68	0.80	0.98	1.53

(1)

Loans are shown at gross values and do not include $873 of net deferred origination fees and costs.  Estimated fair value of fixed loans and variable rate loans combined at December 31, 2015 is approximately $2,574,516.

(2)

Securities are shown at amortized cost.  Includes $723,864 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate.  Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis.  Estimated fair value of securities at December 31, 2015 is approximately $878,722.

(3)	Includes Federal Funds sold and interest bearing deposits at the Federal Reserve Bank.
(4)	Includes Federal Home Loan Bank stock and Federal Reserve Bank Stock.
(5)	Time deposits are shown at carrying value. Estimated fair value at December 31, 2015 is approximately $423,391.
(6)	Includes securities sold under agreements to repurchase. These are short-term borrowings, generally overnight, from our retail business customers.
(7)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time.  It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections.  However, in addition to static gap analysis, our Bank also uses simulation models to estimate the sensitivity of its net interest income to changes in interest rates.  Simulation is a better technique than gap analysis because variables are changed for the various rate conditions.  Each category’s interest change is calculated as rates ramp up and down.  In addition, the repayment speeds and repricing speeds are changed.  Rate Shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels.  These levels span in 100bps increments up and down from the current interest rates.  In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level.  The interest is recalculated for each level along with the new average yield.  Net interest margin is then calculated and a margin risk profile is developed.  The result of these calculations, as of December 31, 2015 looking four quarters into the future, for our combined Bank, is summarized in the table below.

change in interest rates	-300 bps	-200 bps	-100 bps	0 bps	+100 bps	+200 bps	+300 bps
resulting effect on net interest income (a)	-8.96%	-7.40%	-3.60%	current	+1.07%	+1.14%	+0.84%
(a)

The percentage change in each of these boxes represents a percentage change from the net interest income (dollars) that the model projected for the next four quarters.  To put this in perspective, as an example, our net interest income for 2015 was $155,034.  Assuming a 100bps decrease in rates, our model is suggesting that our net interest income would decrease by 3.60%, or approximately $5,581.  Likewise, assuming a 100bps increase in rates, our model is suggesting that our net interest income would increase by 1.07%, or approximately $1,659.  It is important to reiterate again, that these models are built on a multitude of assumptions and predictions.  This is not an exact science.  The benefit that we see is measuring our overall interest rate risk profile.  Although we are by no means suggesting the exactness of the numbers above, what we see as a take away is that in general, it appears that if market interest rates increase, it would suggest a benefit to our net interest income.  If market interest rates decrease, it would suggest a negative effect on our net interest income.  We believe that our interest rate risk is manageable as of December 31, 2015.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis.  That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates.  Another way of analyzing our interest rate risk profile is looking at history.  The tables below measures the correlation between our NIM and market interest rates over a 15 year period starting at the beginning of 2000 and ending on December 31, 2015.  We used the one and ten year U.S. Treasury rates as surrogates for market interest rates.  This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time, as well as other significant environmental changes that may occur, such as the recent banking crisis.  However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive.  That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased.  In the following tables, the U.S. Treasury rates are measured by the vertical bars, and their scale is on the left hand side of the graph.  Each bar represents a quarterly average.  Our NIM is represented by the line graph and its scale is on the right hand side of the graph.  The line graph is connecting a series of dots, which represents our NIM for a given quarter.

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

	December 31, 2015
	Total	Due in one year or less	Due over one year and less than three years	Due over three years and less than five years	Due over five Years
Contractual commitments:
Deposit maturities	$3,215,178	$3,063,231	$105,333	$46,614	-
Securities sold under agreements to repurchase	27,472	27,472	-	-	-
Corporate debenture	24,093	-	-	-	24,093
Federal funds purchased	200,250	200,250	-	-	-
Other borrowings	25,000	25,000
Deferred compensation	27,487	11,205	744	912	14,626
Operating lease obligations	13,054	2,411	3,902	2,285	4,456
Total	$3,532,534	$3,329,569	$109,979	$49,811	$43,175

Primary Sources and Uses of Funds

Our primary sources and uses of funds during the year ended December 31, 2015 are summarized in the table below.

Sale of investments	$16,513
Net cash from acquisitions	12,537
Net increase in federal funds purchased	48,258
Mortgage backed securities pay-downs	129,107
Proceeds from the sale of OREO	31,941
Net increase in other borrowings	25,000
Net decrease in cash and cash equivalents	5,931
Proceeds from sale of bank property held for sale	1,518
Cash received from FDIC loss share agreements	4,662
Calls and maturities of securities	57,830
Net cash from operations	43,003
Net increase in deposits	109,202
Proceeds from stock options exercised	784
Net increase repurchase agreements	450
Proceeds from sale of equipment and property	389
Total sources of funds	$487,125

Purchases of investments	$339,331
Increase in loans, net	135,984
Net decrease in payable to shareholders for acquisitions	466
Purchase equipment	7,147
Cash dividends paid on common stock	3,181
Stock repurchase	1,016
Total uses of funds	$487,125

Capital Resources

Total stockholders’ equity at December 31, 2015 was $490,514, or 12.0% of total assets compared to $452,477, or 12.0% of total assets at December 31, 2014.  The $38,037 increase was the result of the following items:  net income of $39,338,  plus $5,511 stock based compensation,  less $2,615 net change in unrealized losses in securities available for sale, less $1,016 in stock repurchases and less $3,181 cash dividends paid on our common stock.

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

Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets.  All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum common equity Tier 1 to risk-weighted assets of 4.5% and a minimum ratio of Tier 1 capital to average assets of 4% (“leverage ratio”).  Adherence to these guidelines has not had an adverse impact on our Company.  In addition, our bank has an agreement with its primary regulator to maintain a Tier 1 leverage ratio (Tier 1 Capital divided by average assets) of at least 8%.

Selected consolidated capital ratios at December 31, 2015, and 2014 were as follows:

	Actual		For capital adequacy purposes		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2015:
Total capital (to risk weighted assets)	$438,748	15.8%	$222,322	8.0%	$216,426
Tier 1 capital (to risk weighted assets)	$416,484	15.0%	$166,742	6.0%	$249,743
Common equity Tier 1 (to risk weighted assets)	$399,876	14.4%	$125,056	4.5%	$274,820
Tier 1 capital (to average assets)	$416,484	10.5%	$158,206	4.0%	$258,278

As of December 31, 2014:
Total capital (to risk weighted assets)	$384,162	15.1%	$202,946	8.0%	$181,216
Tier 1 capital (to risk weighted assets)	$364,264	14.4%	$101,473	4.0%	$262,791
Tier 1 capital (to average assets)	$364,264	10.1%	$144,051	4.0%	$220,213

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

Our correspondent and capital markets division arranges interest rate swaps between client financial institutions for a fee.  Our subsidiary bank also enters into interest rate swaps with certain commercial loan clients.  Under these arrangements, the Company enters into a fixed rate loan with a client in addition to a swap agreement.  The swap agreement effectively converts the client’s fixed rate loan into a variable rate loan.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  For additional information on these derivatives refer to Note 27 in our Notes to Consolidated Financial Statements.

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

The financial statements of our Company as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 are set forth in this Form 10-K beginning at page 68.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.
(a)

Evaluation of disclosure controls and procedures.  As of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures and there have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

(b)

Management’s report on internal control over financial reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations in 2013, also referred to as the Treadway Commission.  Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents.  The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter.  The information contained under the sections captioned “Directors” and “Senior Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Nominating Committee,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2016, to be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

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

10.11	-	CenterState Banks, Inc. 2013 Equity Incentive Plan, as amended September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated November 3, 2015)*

10.12	-	Employment Agreement between the Company and Daniel E. Bockhorst, its Chief Risk Officer (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 22, 2014.)*

10.13	-	Employment Agreement between the Company and John E. Tranter, its Chief Banking Officer*
10.14	-	Split Dollar Agreement between the Company and John E. Tranter, its Chief Banking Officer*
14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks, Inc.

23.1	-	Consent of Crowe Horwath LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks, Inc.

Davenport, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A. of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida

March 3, 2016

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(in thousands of dollars, except per share data)

ASSETS	2015	2014
Cash and due from banks	$50,902	$52,067
Federal funds sold and Federal Reserve Bank deposits	101,580	106,346
Cash and cash equivalents	152,482	158,413
Trading securities, at fair value	2,107	3,420
Investment securities available for sale, at fair value	604,739	517,457
Investment securities held to maturity (fair value of $273,983 and $238,431
at December 31, 2015 and December 31, 2014, respectively)	272,840	237,362
Loans held for sale	1,529	1,251

Loans, excluding purchased credit impaired	2,383,248	2,152,759
Purchased credit impaired loans	210,528	276,766
Allowance for loan losses	(22,264)	(19,898)
Net Loans	2,571,512	2,409,627

Bank premises and equipment, net	101,821	98,848
Accrued interest receivable	10,286	8,999
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	14,041	14,219
Goodwill	76,739	76,739
Core deposit intangible, net	12,164	14,417
Trust intangible, net	837	984
Bank owned life insurance	85,890	83,544
Other repossessed real estate owned covered by FDIC loss share agreements	9,629	19,404
Other repossessed real estate owned	1,567	8,896
FDIC indemnification asset	25,795	49,054
Deferred income tax asset, net	46,220	49,587
Bank property held for sale	1,665	2,675
Prepaid expense and other assets	30,854	21,973
TOTAL ASSETS	$4,022,717	$3,776,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Interest bearing	$2,082,040	$2,043,166
Non-interest bearing	1,133,138	1,048,874
Total deposits	3,215,178	3,092,040

Securities sold under agreement to repurchase	27,472	27,022
Federal funds purchased	200,250	151,992
Other borrowed funds	25,000	-
Corporate debentures	24,093	23,917
Accrued interest payable	218	336
Payables and accrued expenses	39,992	29,085
Total liabilities	3,532,203	3,324,392

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 45,459,195 and 45,323,553 shares issued and outstanding
at December 31, 2015 and December 31, 2014, respectively	455	453
Additional paid-in capital	393,191	388,698
Retained earnings	95,430	59,273
Accumulated other comprehensive income	1,438	4,053
Total stockholders' equity	490,514	452,477

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,022,717	$3,776,869

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2015, 2014 and 2013

(in thousands of dollars, except per share data)

	2015	2014	2013
Interest income:
Loans	$141,696	$121,262	$88,274
Investment securities available for sale:
Taxable	16,460	13,991	9,889
Tax-exempt	2,641	1,435	1,430
Federal funds sold and other	1,523	1,539	785
	162,320	138,227	100,378
Interest expense:
Deposits	5,506	6,182	5,184
Securities sold under agreement to repurchase	186	181	78
Federal funds purchased	622	51	21
Federal Home Loan Bank advances and other borrowings	4	-	-
Corporate debentures	968	942	602
	7,286	7,356	5,885
Net interest income	155,034	130,871	94,493
Provision for loan losses	4,493	826	(76)
Net interest income after loan loss provision	150,541	130,045	94,569
Non interest income:
Correspondent banking capital markets revenue	23,225	16,400	17,023
Other correspondent banking related revenue	4,338	3,753	3,387
Service charges on deposit accounts	9,745	9,542	8,457
Debit, prepaid, ATM and merchant card related fees	6,913	6,250	5,420
Wealth management related revenue	3,813	4,239	4,551
FDIC indemnification income	1,686	2,982	5,542
FDIC indemnification asset amortization	(16,563)	(20,743)	(13,807)
Bank owned life insurance income	2,346	1,767	1,328
Other service charges and fees	1,943	1,990	985
Net gain on sale of securities available for sale	4	46	1,060
Total other income	37,450	26,226	33,946

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2015, 2014 and 2013

(in thousands of dollars, except per share data)

	2015	2014	2013
Non interest expense:
Salaries, wages and employee benefits	77,398	70,375	60,369
Occupancy expense	9,957	10,163	7,702
Depreciation of premises and equipment	5,716	6,066	5,876
Supplies, stationary and printing	1,436	1,319	1,121
Marketing expenses	2,317	2,731	2,517
Data processing expense	4,679	5,484	3,784
Legal, audit and other professional fees	2,954	4,066	3,754
Core deposit intangible ("CDI") amortization	2,390	2,110	986
Postage and delivery	1,389	1,413	1,084
ATM and debit card related expenses	1,893	1,892	1,788
Bank regulatory expenses	3,173	3,209	2,369
(Gain)/loss on sale of repossessed real estate (“OREO”)	(1,253)	(788)	3,122
Valuation write down of repossessed real estate (“OREO”)	1,207	3,250	6,012
Loss on repossessed assets other than real estate	7	45	401
Foreclosure related expenses	2,334	2,775	3,191
Merger and acquisition related expenses	693	11,542	722
Branch closure and efficiency initiatives	-	2,764	-
Other expenses	9,792	7,765	5,964
Total other expenses	126,082	136,181	110,762

Income before provision for income taxes	61,909	20,090	17,753
Provision for income taxes	22,571	7,126	5,510
Net income	$39,338	$12,964	$12,243

Other comprehensive income, net of tax:
Unrealized securities holding (loss) gain, net of income taxes	$(2,613)	$8,565	$(11,132)
Less: reclassified adjustments for gain included in net income, net of income taxes, of $2, $18 and $409, respectively	(2)	(28)	(651)
Net unrealized (loss) gain on available for sale securities, net of income taxes	(2,615)	8,537	(11,783)

Total comprehensive income	$36,723	$21,501	$460

Earnings per share:
Basic	$0.87	$0.32	$0.41
Diluted	$0.85	$0.31	$0.41
Common shares used in the calculation of earnings per share:
Basic (1)	45,182,224	40,852,002	30,102,777
Diluted (1)	45,788,632	41,235,552	30,220,127
(1)	Excludes participating securities.

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2015 2014, and 2013

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2013	30,079,767	$301	$228,952	$36,979	$7,299	$273,531
Comprehensive income:
Net income				12,243		12,243
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $7,220					(11,783)	(11,783)
Total comprehensive income						460
Dividends paid - common ($0.04 per share)				(1,204)		(1,204)
Stock grants issued	30,994		300			300
Stock based compensation expense			292			292
Stock options exercised, including tax benefit	1,714					-
Balances at December 31, 2013	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379
Comprehensive income:
Net income				12,964		12,964
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $5,361					8,537	8,537
Total comprehensive income						21,501
Dividends paid - common ($0.04 per share)				(1,709)		(1,709)
Stock grants issued	305,730	3	678			681
Stock based compensation expense			238			238
Stock options exercised, including tax benefit	233,762	2	982			984
Stock issued pursuant to Gulfstream acquisition	5,195,541	52	53,098			53,150
Stock options acquired and converted pursuant to Gulfstream acquisition			3,617			3,617
Stock issued pursuant to First Southern acquisition	9,476,045	95	100,541			100,636
Balances at December 31, 2014	45,323,553	$453	$388,698	$59,273	$4,053	$452,477
Comprehensive income:
Net income				39,338		39,338
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $1,642					(2,615)	(2,615)
Total comprehensive income						36,723
Dividends paid - common ($0.07 per share)				(3,181)		(3,181)
Stock grants issued	73,821	1	1,361			1,362
Stock based compensation expense			3,365			3,365
Stock options exercised, including tax benefit	142,476	2	782			784
Stock repurchase	(80,655)	(1)	(1,015)			(1,016)
Balances at December 31, 2015	45,459,195	$455	$393,191	$95,430	$1,438	$490,514

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

(in thousands of dollars)

	2015	2014	2013
Cash flows from operating activities:
Net income	$39,338	$12,964	$12,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,493	826	(76)
Depreciation of premises and equipment	5,716	6,066	5,876
Accretion of purchase accounting adjustments	(42,852)	(36,198)	(32,571)
Net amortization of investment securities	9,047	6,397	6,473
Net deferred loan origination fees	(295)	(525)	(862)
Net gain on sale of securities available for sale	(4)	(46)	(1,060)
Trading securities revenue	(403)	(169)	(255)
Purchases of trading securities	(147,693)	(171,089)	(198,186)
Proceeds from sale of trading securities	149,409	167,838	203,489
Repossessed real estate owned valuation write down	1,207	3,250	6,012
(Gain) loss on sale of repossessed real estate owned	(1,253)	(788)	3,122
Repossessed assets other than real estate valuation write down	7	32	70
Loss on sale of repossessed assets other than real estate	-	13	331
Gain on sale of loans held for sale	(566)	(511)	(333)
Loans originated and held for sale	(29,930)	(26,056)	(20,824)
Proceeds from sale of loans held for sale	30,218	26,573	22,856
Loss (gain) on disposal of and or sale of fixed assets	19	(19)	(12)
Gain on disposal of bank property held for sale	(41)	(174)	-
Impairment on bank property held for sale	772	2,256	-
Deferred income taxes	5,012	1,733	32
Stock based compensation expense	3,283	1,577	609
Bank owned life insurance income	(2,346)	(1,767)	(1,328)
FDIC indemnification asset amortization	16,563	20,743	13,807
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(9,372)	(12,276)	(7,841)
Net change in accrued interest payable, accrued expense, and other liabilities	12,674	727	2,687
Net cash provided by operating activities	43,003	1,377	14,259

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

(in thousands of dollars)

	2015	2014	2013
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	-	-	(31,132)
Purchases of mortgage backed securities	(215,262)	(195,943)	(205,005)
Proceeds from maturities of investment securities	-	-	165
Proceeds from called investment securities	5,905	2,050	9,400
Proceeds from pay-downs of mortgage backed securities	94,258	82,929	101,333
Proceeds from sales of investment securities	-	62,111	31,804
Proceeds from sales of mortgage backed securities	16,305	261,426	37,691
Held to maturity securities:
Purchases of investment securities	(93,263)	(75,654)	-
Purchases of mortgage backed securities	(30,776)	(162,377)	-
Proceeds from called investment securities	51,925	-	-
Proceeds from pay-downs of mortgage backed securities	34,849	581	-
Purchases of FRB and FHLB stock	(30)	(3,580)	-
Proceeds from sales of FHLB and FRB stock	208	4,011	1,560
Net (increase) decrease in loans	(135,984)	24,191	(39,813)
Cash received from FDIC loss sharing agreements	4,662	10,014	42,004
Purchase of bank owned life insurance	-	(25,000)	-
Purchases of premises and equipment, net	(7,147)	(1,987)	(4,665)
Proceeds from sale of repossessed real estate	31,941	36,995	28,585
Proceeds from sale of fixed assets	389	19	136
Proceeds from sale of bank property held for sale	1,518	10,783	931
Net cash from bank acquisitions	12,537	130,494	-
Net cash (used in) / provided by investing activities	(227,965)	161,063	(27,006)
Cash flows from financing activities:
Net increase (decrease) in deposits	109,202	(125,063)	59,450
Sale of deposits	-	(169,748)	-
Net increase (decrease) in securities sold under agreement to repurchase	450	(1,011)	1,665
Net increase (decrease) in federal funds purchased	48,258	122,083	(9,023)
Net increase (decrease) in other borrowings	25,000	(5,708)	-
Net (decrease) increase in payable to shareholders for acquisitions	(466)	1,256	-
Stock options exercised, including tax benefit	784	984	-
Stock repurchased	(1,016)	-	-
Dividends paid	(3,181)	(1,709)	(1,204)
Net cash provided by / (used in) financing activities	179,031	(178,916)	50,888

Net (decrease) increase in cash and cash equivalents	(5,931)	(16,476)	38,141
Cash and cash equivalents, beginning of period	158,413	174,889	136,748
Cash and cash equivalents, end of period	$152,482	$158,413	$174,889

Transfer of loans to other real estate owned	$14,791	$16,359	$29,581
Transfers of bank property to held for sale	$1,239	$4,647	$-

Cash paid during the period for:
Interest	$8,255	$8,543	$6,607
Income taxes	$14,602	$8,447	$3,473

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

(1)	Summary of significant accounting policies
(a)	Nature of operations and principles of consolidation

The consolidated financial statements of CenterState Banks, Inc. (the “Company”) include the accounts of CenterState Banks, Inc. (the “Parent Company”), and its wholly owned subsidiaries CenterState Bank of Florida, N.A., R4ALL, Inc. and CSFL Insurance Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2015, the Company, through its subsidiary bank, operates through 57 full service banking locations in 20 counties throughout Central, Northeast and Southeast Florida, providing traditional deposit and lending products and services to its commercial and retail customers.  The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans.  Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.  The Company also provides correspondent banking and capital markets services to approximately 600 community banks nationwide.

R4ALL, Inc. is a non bank subsidiary incorporated during the third quarter of 2009.  The primary purpose of this subsidiary is to purchase, hold, and dispose of troubled assets acquired from the Company’s subsidiary bank.

CSFL Insurance Corp. is a non bank subsidiary incorporated during the fourth quarter of 2015.  The primary purpose of this subsidiary is to function as a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

The Company evaluates the loans acquired from the Gulfstream Business Bank (“GSB”) acquisition that were not PCI loans as a sixth loan portfolio segment.  The Company considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, historical loss rates, environmental factors and impaired loans in arriving at its estimate.   The general loan loss allowance recorded for these performing loans acquired from GSB is allocated between the five portfolio segments described above in Note 4.

The Company evaluates the loans acquired from the First Southern Bank (“FSB”) acquisition that were not PCI loans as a seventh loan portfolio segment.  The Company considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, historical loss rates, environmental factors, impaired loans and those loans that were covered by FDIC loss share agreements and those loans guaranteed by the California State University System in arriving at its estimate.   The general loan loss allowance recorded for these performing loans acquired from FSB is allocated between the five portfolio segments described above in Note 4.

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

December 31, 2015, 2014 and 2013

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

The FDIC Indemnification Asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisitions of the three failed banks acquired in 2010, two in 2012 and assumed two additional

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

pursuant to the Company’s 2014 acquisition of First Southern Bank. At acquisition, the FDIC Indemnification Asset represented the discounted value of the FDIC’s reimbursed portion of the estimated losses the Company expects to realize on the loans and other real estate (“Covered Assets”) acquired as a result of the acquisitions. The range of discount rates used on the FDIC Indemnification Asset was 1.21% to 4.53%.  As losses were realized on Covered Assets, the portion that the FDIC paid the Company in cash for principal and up to 90 days of interest reduced the FDIC Indemnification Asset.  On a quarterly basis, the Company evaluated the FDIC Indemnification Asset to determine if the estimated losses on Covered Assets supported the amount recorded as the FDIC Indemnification Asset.  Income accretion was recognized during the loss share period. If the expectation of future losses declined, the income accretion was reduced prospectively over the lesser of the term of the loss share agreement and the estimated remaining life of the Covered Asset.  On February 3, 2016, the FDIC bought out the remaining FDIC loss share agreements.  As such, the FDIC indemnification asset was written-off effectively accelerating all future FDIC indemnification asset amortization expense as well as ending any future FDIC indemnification income.

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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and unvested restricted stock awards where shares are not issued until vested.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

December 31, 2015, 2014 and 2013

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

In May 2014, the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that period. These amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

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

December 31, 2015, 2014 and 2013

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

In September 2015, the FASB amended existing guidance related to accounting for measurement-period adjustments for business combinations.  The amendments require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change in the estimated amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  These amendments are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  These amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued.  The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In January 2016, the FASB amended existing guidance related to the recognition and measurement of financial assets and financial liabilities.  The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.  When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. These amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

(2)	Trading Securities

Realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income.  Securities purchased for this portfolio have primarily been municipal securities.  A list of the activity in this portfolio for 2015 and 2014 is summarized below.

	2015	2014
Beginning balance	$3,420	$—
Purchases	147,693	171,089
Proceeds from sales	(149,409)	(167,838)
Net realized gain on sales	379	156
Mark-to- market adjustment	24	13
Ending balance	$2,107	$3,420

(3)	Investment Securities

Available for Sale

All of the mortgage backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs.  The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,002	$-	$2	$1,000
Mortgage backed securities	567,264	4,102	2,914	568,452
Municipal securities	34,131	1,156	-	35,287
Total available-for-sale	$602,397	$5,258	$2,916	$604,739
	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$3	$—	$—	$3
Mortgage backed securities	473,396	6,897	1,660	478,633
Municipal securities	37,460	1,412	51	38,821
Total available-for-sale	$510,859	$8,309	$1,711	$517,457

Sales of available for sale securities were as follows:

	2015	2014	2013
Proceeds	$16,305	$323,537	$69,495
Gross gains	$303	$1,175	$1,060
Gross losses	$299	$1,129	$—

The tax provisions related to these net realized gains were $2, $18 and $409, respectively.

Available for sale securities pledged at December 31, 2015 and 2014 had a carrying amount (estimated fair value) of $195,753 and $139,297, respectively.  These securities were pledged primarily to secure public deposits and repurchase agreements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

At year-end 2015 and 2014, there were no holdings of available for sale securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of available for sale securities at year end 2015 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Investment securities available for sale:	Fair Value	Cost
Due in one year or less	$634	$617
Due after one year through five years	6,013	5,875
Due after five years through ten years	13,397	13,046
Due after ten years through thirty years	16,243	15,595
Mortgage backed securities	568,452	567,264
Total available-for-sale	$604,739	$602,397

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014.

	December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,000	$2	$-	$-	$1,000	$2
Mortgage backed securities	282,299	1,599	32,892	1,315	315,191	2,914
Total temporarily impaired available-for-sale securities	$283,299	$1,601	$32,892	$1,315	$316,191	$2,916
	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$15,876	$41	$99,010	$1,619	$114,886	$1,660
Municipal securities	—	—	3,194	51	3,194	51
Total temporarily impaired available-for-sale securities	$15,876	$41	$102,204	$1,670	$118,080	$1,711

Mortgage-backed securities:  At December 31, 2015, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

Held to Maturity

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of December 31, 2015 and 2014.

	December 31, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$57,610	$141	$23	$57,728
Mortgage backed securities	155,942	71	601	155,412
Municipal securities	59,288	1,566	11	60,843
Total held to maturity	$272,840	$1,778	$635	$273,983

	December 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$49,793	$122	$—	$49,915
Mortgage backed securities	161,727	654	—	162,381
Municipal securities	25,842	305	12	26,135
Total held to maturity	$237,362	$1,081	$12	$238,431

Held to maturity securities pledged at December 31, 2015 and 2014 had a carrying amount of $48,246 and $51,531.  These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2015 and 2014, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of held to maturity securities at year end 2015 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Investment securities held to maturity	Fair Value	Cost
Due after five years through ten years	$40,266	$40,233
Due after ten years through thirty years	78,305	76,665
Mortgage backed securities	155,412	155,942
Total held-to-maturity	$273,983	$272,840

The following tables show the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at December 31, 2015 and 2014.

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,958	$23	$-	$-	$9,958	$23
Mortgage backed securities	119,546	601	-	-	119,546	601
Municipal securities	1,735	11	-	-	1,735	11
Total temporarily impaired available-for-sale securities	$131,239	$635	$-	$-	$131,239	$635

	December 31, 2014
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Municipal securities	$2,475	$12	$-	$-	$2,475	$12
Total temporarily impaired available-for-sale securities	$2,475	$12	$-	$-	$2,475	$12

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

Mortgage-backed securities:  At December 31, 2015, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

Municipal securities:  Unrecognized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery.  The fair value is expected to recover as the securities approach maturity.

(4)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2015 and 2014 are:

	December 31,
	2015	2014
Loans excluding PCI loans
Real estate loans
Residential	$647,496	$589,068
Commercial	1,254,782	1,132,933
Land, development and construction	105,276	79,002
Total real estate	2,007,554	1,801,003
Commercial	307,321	294,493
Consumer and other loans	67,500	56,334
Loans before unearned fees and deferred cost	2,382,375	2,151,830
Net unearned fees and costs	873	929
Total loans excluding PCI loans	2,383,248	2,152,759
PCI loans (note 1)
Real estate loans
Residential	86,104	102,009
Commercial	105,629	140,977
Land, development and construction	15,548	24,032
Total real estate	207,281	267,018
Commercial	2,771	8,953
Consumer and other loans	476	795
Total PCI loans	210,528	276,766
Total loans	2,593,776	2,429,525
Allowance for loan losses for loans that are not PCI loans	(22,143)	(19,384)
Allowance for loan losses for PCI loans	(121)	(514)
Total loans, net of allowance for loan losses	$2,571,512	$2,409,627

note 1:  Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

The following sets forth the covered FDIC loans included in the table above.

	December 31,
	2015	2014
FDIC covered loans that are not PCI loans
Real estate loans
Residential	$3,126	$3,895
Commercial	22,401	33,606
Land, development and construction	627	866
Total real estate	26,154	38,367
Commercial	828	1,253
FDIC covered loans, excluding PCI loans	26,982	39,620
FDIC covered PCI loans (note 1)
Real estate loans
Residential	79,398	98,075
Commercial	58,692	116,457
Land, development and construction	10,161	15,395
Total real estate	148,251	229,927
Commercial	2,087	4,974
Total FDIC covered PCI loans	150,338	234,901
Total FDIC covered loans	177,320	274,521
Allowance for loan losses for FDIC covered loans that are not PCI loans	(72)	-
Allowance for loans losses for FDIC covered PCI loans	(107)	(514)
Total covered loans, net of allowance for loan losses	$177,141	$274,007

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

Changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014 and 2013, are below.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:
Twelve months ended December 31, 2015
Beginning of the period	$6,743	$8,269	$752	$2,330	$1,290	$19,384
Charge-offs	(1,283)	(173)	(461)	(1,121)	(853)	(3,891)
Recoveries	901	485	5	344	156	1,891
Provision for loan losses	(346)	1,978	640	1,659	828	4,759
Balance at end of period	$6,015	$10,559	$936	$3,212	$1,421	$22,143

Twelve months ended December 31, 2014
Beginning of the period	$8,785	$6,441	$3,069	$510	$889	$19,694
Charge-offs	(1,382)	(353)	(124)	(699)	(879)	(3,437)
Recoveries	1,018	763	106	85	184	2,156
Provision for loan losses	(1,678)	1,418	(2,299)	2,434	1,096	971
Balance at end of period	$6,743	$8,269	$752	$2,330	$1,290	$19,384

Twelve months ended December 31, 2013
Beginning of the period	$6,831	$8,272	$6,211	$1,745	$974	$24,033
Charge-offs	(3,701)	(1,144)	(310)	(120)	(903)	(6,178)
Recoveries	432	417	193	51	181	1,274
Provision for loan losses	5,223	(1,104)	(3,025)	(1,166)	637	565
Balance at end of period	$8,785	$6,441	$3,069	$510	$889	$19,694
Allowance for loan losses for loans that are PCI loans:
Twelve months ended December 31, 2015
Beginning of the period	$-	$372	$6	$136	$-	$514
Charge-offs	-	(77)	-	-	(50)	(127)
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(192)	(5)	(133)	64	(266)
Balance at end of period	$-	$103	$1	$3	$14	$121

Twelve months ended December 31, 2014
Beginning of the period	$-	$138	$89	$533	$-	$760
Charge-offs	-	-	-	(101)	-	(101)
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	234	(83)	(296)	-	(145)
Balance at end of period	$-	$372	$6	$136	$-	$514

Twelve months ended December 31, 2013
Beginning of the period	$-	$2,335	$-	$314	$-	$2,649
Charge-offs	-	(1,248)	-	-	-	(1,248)
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(949)	89	219	-	(641)
Balance at end of period	$-	$138	$89	$533	$-	$760

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014.  Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of December 31, 2015	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$402	$478	$164	$7	$29	$1,080
Collectively evaluated for impairment	5,613	10,081	772	3,205	1,392	21,063
Purchased credit impaired	-	103	1	3	14	121
Total ending allowance balance	$6,015	$10,662	$937	$3,215	$1,435	$22,264
Loans:
Individually evaluated for impairment	$8,096	$11,482	$2,267	$1,057	$273	$23,175
Collectively evaluated for impairment	639,400	1,243,300	103,009	306,264	67,227	2,359,200
Purchased credit impaired	86,104	105,629	15,548	2,771	476	210,528
Total ending loan balances	$733,600	$1,360,411	$120,824	$310,092	$67,976	$2,592,903

	Real Estate Loans
As of December 31, 2014	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$419	$403	$272	$4	$17	$1,115
Collectively evaluated for impairment	6,324	7,866	480	2,326	1,273	18,269
Purchased credit impaired	—	372	6	136	-	514
Total ending allowance balance	$6,743	$8,641	$758	$2,466	$1,290	$19,898
Loans:
Individually evaluated for impairment	$9,980	$10,902	$2,748	$1,365	$255	$25,250
Collectively evaluated for impairment	579,088	1,122,031	76,254	293,128	56,079	2,126,580
Purchased credit impaired	102,009	140,977	24,032	8,953	795	276,766
Total ending loan balance	$691,077	$1,273,910	$103,034	$303,446	$57,129	$2,428,596

Loans collectively evaluated for impairment reported at December 31, 2015 include loans acquired from FSB on June 1, 2014 and from GSB on January 17, 2014 that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date.  The aggregate fair value adjustment for these loans at their respective acquisition dates was approximately $17,761, or approximately 2.1% of the aggregate acquisition date balances.  The amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  The aggregate unamortized acquisition date fair value adjustment was approximately $9,354 and $13,074, which represents approximately 1.59% and 1.82% of the remaining outstanding balance of these acquired loans at December 31, 2015 and 2014, respectively.  Management has also estimated probable incurred losses based on performance since the respective acquisition dates, and based on these estimates, has included $2,712 in the Company’s general loan allowance with respect to these acquired loans.  Management believes the Company’s allowance for loan losses is adequate at December 31, 2015.

The following is a summary of information regarding impaired loans at December 31, 2015 and 2014:

	December 31,
	2015	2014
Performing TDRs (these are not included in nonperforming loans (“NPLs”))	$10,254	$11,418
Nonperforming TDRs (these are included in NPLs)	4,873	3,648
Total TDRs (these are included in impaired loans)	15,127	15,066
Impaired loans that are not TDRs	8,048	10,184
Total impaired loans	$23,175	$25,250

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

Troubled Debt Restructurings:

In certain circumstances it may be beneficial to modify or restructure the terms of a loan (i.e. troubled debt restructure or “TDR”) and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When the Company modifies the terms of a loan, it usually either reduces the monthly payment and/or interest rate for generally twelve to twenty-four months.  The Company has not forgiven any material principal amounts on any loan modifications to date.  The Company has $15,127 of TDRs.  Of this amount $10,254 are performing pursuant to their modified terms, and $4,873 are not performing and have been placed on non-accrual status and included in our nonperforming loans (“NPLs”).

TDRs as of December 31, 2015 and 2014 quantified by loan type classified separately as accrual (performing loans) and non-accrual (nonperforming loans) are presented in the table below.

As of December 31, 2015	Accruing	Non Accrual	Total
Real estate loans:
Residential	$5,987	$2,108	$8,095
Commercial	2,458	2,558	5,016
Land, development, construction	593	93	686
Total real estate loans	9,038	4,759	13,797
Commercial	991	66	1,057
Consumer and other	225	48	273
Total TDRs	$10,254	$4,873	$15,127

As of December 31, 2014	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,201	$1,523	$8,724
Commercial	2,762	1,794	4,556
Land, development, construction	547	241	788
Total real estate loans	10,510	3,558	14,068
Commercial	706	37	743
Consumer and other	202	53	255
Total TDRs	$11,418	$3,648	$15,066

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  The Company’s policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.  The Company recorded a provision for loan loss expense of $350, $422 and $890 and partial charge offs of $272, $251 and $449 on TDR loans during the periods ending December 31, 2015, 2014 and 2013, respectively.

Loans are modified to minimize loan losses when management believes the modification will improve the borrower’s financial condition and ability to repay the loan.  The Company typically does not forgive principal.  The Company generally either reduces interest rates or decreases monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  The Company may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and management tries to accommodate the borrower and minimize the Company’s potential losses.  Approximately 68% of the Company’s TDRs are current pursuant to their modified terms, and $4,873, or approximately 32% of the Company’s total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the twelve month periods ending December 31, 2015, 2014 and 2013 were $4,442, $3,518 and $5,864.  The Company recorded a loan loss provision of $221, $200 and $656 for loans modified during the twelve month periods ending December 31, 2015, 2014 and 2013.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2015, 2014 and 2013.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

	Year Ending		Year Ending		Year Ending
	December 31, 2015		December 31, 2014		December 31, 2013
	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment	of loans	investment
Residential	3	$588	1	$188	3	$562
Commercial real estate	3	1,341	5	747	5	1,662
Land, development, construction	-	-	2	241	—	—
Commercial and Industrial	1	66	—	—	1	25
Consumer and other	-	-	2	36	1	18
Total	7	$1,995	10	1,212	10	$2,267

The Company recorded $152, $97 and $574 in provision for loan loss expense and $153, $65 and $197 in partial charge offs on TDR loans that subsequently defaulted as described above during the years ending December 31, 2015, 2014 and 2013, respectively.

The Company has allocated $720 and $779 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2015 and 2014.   The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2015 and 2014 excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.  The recorded investment is less than the unpaid principal balance primarily due to partial charge-offs.

As of December 31, 2015	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,784	$5,465	$-
Commercial real estate	9,595	9,202	-
Land, development, construction	1,869	1,229	-
Commercial and industrial	585	577	-
Consumer, other	109	103	-
With an allowance recorded:
Residential real estate	2,682	2,631	402
Commercial real estate	2,538	2,280	478
Land, development, construction	1,065	1,038	164
Commercial and industrial	484	480	7
Consumer, other	179	170	29
Total	$24,890	$23,175	$1,080

As of December 31, 2014	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$6,797	$6,672	$-
Commercial real estate	8,208	8,059	-
Land, development, construction	2,234	1,606	-
Commercial and industrial	1,132	1,129	-
Consumer, other	-		-
With an allowance recorded:
Residential real estate	3,451	3,308	419
Commercial real estate	3,024	2,843	403
Land, development, construction	1,187	1,142	272
Commercial and industrial	283	236	4
Consumer, other	267	255	17
Total	$26,583	$25,250	$1,115

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

December 31, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,623	$241	$-
Commercial	10,874	259	-
Land, development, construction	1,998	31	-
Total real estate loans	21,495	531	-
Commercial and industrial	946	39	-
Consumer and other loans	329	14	-
Total	$22,770	$584	$-

December 31, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,584	$318	$-
Commercial	12,282	145	-
Land, development, construction	2,138	37	-
Total real estate loans	24,004	500	-
Commercial and industrial	2,001	67	-
Consumer and other loans	296	12	-
Total	$26,301	$579	$-

December 31, 2013	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,968	$290	$-
Commercial	26,060	870	-
Land, development, construction	1,405	17	-
Total real estate loans	36,433	1,177	-
Commercial and industrial	1,878	35	-
Consumer and other loans	363	11	-
Total	$38,674	$1,223	$-

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014 excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

As of December 31, 2015	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,540	$-
Commercial real estate	9,145	-
Land, development, construction	1,608	-
Commercial	187	-
Consumer, other	353	-
Total	$20,833	$-

As of December 31, 2014	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,901	$-
Commercial real estate	8,470	-
Land, development, construction	2,374	-
Commercial	2,475	-
Consumer, other	375	-
Total	$25,595	$-

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

The following tables present the aging of the recorded investment in past due loans as of December 31, 2015 and 2014, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2015
Residential real estate	$647,496	$2,118	$3,089	$-	$5,207	$632,749	$9,540
Commercial real estate	1,254,782	4,647	2,170	-	6,817	1,238,820	9,145
Land/dev/construction	105,276	280	595	-	875	102,793	1,608
Commercial	307,321	1,101	348	-	1,449	305,685	187
Consumer	67,500	285	90	-	375	66,772	353
	$2,382,375	$8,431	$6,292	$-	$14,723	$2,346,819	$20,833

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2014
Residential real estate	$589,068	$2,162	$1,451	$-	$3,613	$573,554	$11,901
Commercial real estate	1,132,933	1,840	3,394	-	5,234	1,119,229	8,470
Land/dev/construction	79,002	378	404	-	782	75,846	2,374
Commercial	294,493	1,427	1,492	-	2,919	289,099	2,475
Consumer	56,334	411	149	-	560	55,399	375
	$2,151,830	$6,218	$6,890	$-	$13,108	$2,113,127	$25,595

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, is as follows:

	As of December 31, 2015
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$620,735	$9,585	$17,598	$-
Commercial real estate	1,194,368	47,885	31,907	-
Land/dev/construction	96,629	5,896	3,495	-
Commercial	301,838	4,077	3,502	-
Consumer	66,798	297	520	-
Total	$2,280,368	$67,740	$57,022	$-

	As of December 31, 2014
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$558,312	$7,053	$23,703	$-
Commercial real estate	1,063,979	34,953	34,001	-
Land/dev/construction	65,216	9,731	4,055	-
Commercial	285,549	4,419	4,525	-
Consumer	55,590	278	466	-
Total	$2,028,646	$56,434	$66,750	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, based on payment activity as of December 31, 2015 and 2014:

As of December 31, 2015	Residential	Consumer
Performing	$637,956	$67,147
Nonperforming	9,540	353
Total	$647,496	$67,500

As of December 31, 2014	Residential	Consumer
Performing	$577,167	$55,959
Nonperforming	11,901	375
Total	$589,068	$56,334

Purchased Credit Impaired (“PCI”) Loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2015, 2014 and 2013.  Contractually required principal and interest payments have been adjusted for estimated prepayments.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

	December 31,
	2015	2014	2013
Contractually required principal and interest	$332,570	$460,836	$389,537
Non-accretable difference	(19,452)	(68,757)	(55,304)
Cash flows expected to be collected	313,118	392,079	334,233
Accretable yield	(102,590)	(115,313)	(102,812)
Carrying value of acquired loans	210,528	276,766	231,421
Allowance for loan losses	(121)	(514)	(760)
Carrying value less allowance for loan losses	$210,407	$276,252	$230,661

The Company recorded $(266), $(145) and $(641) in loan loss provision expense on PCI loans during the years ending December 31, 2015, 2014 and 2013, respectively.  There were no reversals in the loan loss allowance for recoveries in 2015, 2014 and 2013, respectively. The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current year.  These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified approximately $28,394, $14,892 and $41,454 from non-accretable difference to accretable yield during the twelve month periods ending December 31, 2015, 2014 and 2013, respectively, to reflect the adjusted estimates of future expected cash flows.

The Company recognized approximately $40,645 of accretion income during the twelve month period ending December 31, 2015.  The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the periods ending December 31, 2015, 2014 and 2013.

		income	all other
	December 31, 2014	accretion	adjustments	December 31, 2015
Contractually required principal and interest	$460,836	$-	$(128,266)	$332,570
Non-accretable difference	(68,757)	-	49,305	(19,452)
Cash flows expected to be collected	392,079	-	(78,961)	313,118
Accretable yield	(115,313)	40,645	(27,922)	(102,590)
Carry value of acquired loans	$276,766	$40,645	$(106,883)	$210,528

		Effect of	income	all other
	December 31, 2013	acquisitions	accretion	adjustments	December 31, 2014
Contractually required principal and interest	$389,537	$229,249	$-	$(157,950)	$460,836
Non-accretable difference	(55,304)	(45,293)	-	31,840	(68,757)
Cash flows expected to be collected	334,233	183,956	-	(126,110)	392,079
Accretable yield	(102,812)	(32,204)	34,168	(14,465)	(115,313)
Carry value of acquired loans	$231,421	$151,752	$34,168	$(140,575)	$276,766

		income accretion	all other adjustments
	December 31, 2012			December 31, 2013
Contractually required principal and interest	$534,989	$-	$(145,452)	$389,537
Non-accretable difference	(142,855)	-	87,551	(55,304)
Cash flows expected to be collected	392,134	-	(57,901)	334,233
Accretable yield	(93,107)	32,725	(42,430)	(102,812)
Carry value of acquired loans	$299,027	$32,725	$(100,331)	$231,421

(5)	FDIC indemnification asset

The FDIC indemnification asset represents the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010, the acquisition of two failed banks in 2012 and the assumption of Loss Share Agreements of two failed banks assumed by the Company pursuant to its acquisition of First Southern Bank in June 2014.  On February 3, 2016, the FDIC bought out the remaining FDIC loss share agreements.  As such, the FDIC indemnification asset was written-off effectively accelerating all future FDIC indemnification asset amortization expense as well

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

as ending any future FDIC indemnification income.   The activity in the FDIC loss share indemnification asset for periods presented was as follows:

	2015	2014
Beginning of the year	$49,054	$73,877
Effect of acquisition	-	2,636
Amortization, net	(16,282)	(20,664)
Indemnification revenue	1,900	3,098
Indemnification of foreclosure expense	(4,001)	237
Proceeds from FDIC	(4,662)	(10,014)
Impairment (recovery) of loan pool	(214)	(116)
Period end balance	$25,795	$49,054

The FDIC agreements allowed for the recovery of some payments made for loss share reimbursements under certain conditions based on the actual performance of the portfolios acquired. This true-up payment was estimated and accrued for as part of the overall FDIC indemnification asset analysis and was reflected as a separate liability. The accrual for this liability was reflected as additional amortization income or expense in noninterest income. The activity in the true-up payment liability was as follows:

	2015	2014
Beginning of the year	$1,205	$444
Effect of acquisition	-	682
True-up liability accrual	281	79
Period end balance	$1,486	$1,205

Impairment of loan pools

When a loan pool (with loss share) was impaired, the impairment expense was included in provision for loan losses, and the percentage of that loss to be reimbursed by the FDIC was recognized as income from FDIC reimbursement, and included in this line item. During the twelve month period ended December 31, 2015, the estimated amount of impairment decreased, which resulted in a reduction of $(214) of indemnification income.

Indemnification revenue

Indemnification revenue represents the percentage of the cost incurred that was reimbursable by the FDIC pursuant to the related Loss Share Agreement for expenses related to the repossession process and losses incurred on the sale of OREO, or writedown of OREO values to current fair value.

Amortization, net

On the date of an FDIC acquisition, the Company estimated the amount and the timing of expected future losses that would be covered by the FDIC loss sharing agreements. The FDIC indemnification asset was initially recorded as the discounted value of the reimbursement of losses from the FDIC. Discount accretion was recognized over the estimated period of losses. The Company also updated its estimate of future losses and the timing of the losses each quarter. To the extent management estimated that future losses were less than initial estimate of future losses, management adjusted its estimates of future expected reimbursements and any decrease in the expected future reimbursements was amortized over the shorter of the loss share period or the life of the related loan by amortization in this line item. Based upon the most recent estimate of future losses, the Company expected less reimbursements from the FDIC and was amortizing the estimated reduction as described in the previous sentence.

Indemnification of foreclosure expense

Indemnification of foreclosure expense represents the percentage of foreclosure related expenses incurred and reimbursable from the FDIC. Foreclosure expense was included in non interest expense. The amount of the reimbursable portion of the expense reduced foreclosure expense included in non interest expense.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

(6)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure.  Activity in the valuation allowance was as follows:

	2015	2014	2013
Beginning of year	$3,103	$5,887	$5,407
Valuation write down of repossessed real estate	1,207	3,250	6,012
Sales and/or dispositions	(3,013)	(6,034)	(5,532)
End of year	$1,297	$3,103	$5,887

Expenses related to foreclosed real estate include:

	2015	2014	2013
(Gain) loss on sale of repossessed real estate	$(1,253)	$(788)	$3,122
Valuation write down of repossessed real estate	1,207	3,250	6,012
Operating expenses, net of rental income	2,334	2,775	3,191
Total	$2,288	$5,237	$12,325

(7)	Fair value

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

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2015, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2).

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2015
Assets:
Trading securities	$2,107	-	$2,107	-
Available for sale securities
U.S. Treasury securities	1,000	-	1,000	-
Mortgage backed securities	568,452	-	568,452	-
Municipal securities	35,287	-	35,287	-
Interest rate swap derivatives	18,619	-	18,619	-

Liabilities:
Interest rate swap derivatives	19,822	-	19,822	-

at December 31, 2014
Assets:
Trading securities	$3,420	-	$3,420	-
Available for sale securities
U.S. government sponsored entities and agencies	3	-	3	-
Mortgage backed securities	478,633	-	478,633	-
Municipal securities	38,821	-	38,821	-
Interest rate swap derivatives	6,800	-	6,800	-

Liabilities:
Interest rate swap derivatives	7,575	-	7,575	-

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2015
Assets:
Impaired loans
Residential real estate	$3,288	-	-	$3,288
Commercial real estate	7,061	-	-	7,061
Land, land development and construction	1,767	-	-	1,767
Commercial	280	-	-	280
Consumer	90	-	-	90
Other real estate owned
Residential real estate	85	-	-	85
Commercial real estate	1,506	-	-	1,506
Land, land development and construction	2,002	-	-	2,002
Bank property held for sale	1,665	-	-	1,665

at December 31, 2014
Assets:
Impaired loans
Residential real estate	$2,971	-	-	$2,971
Commercial real estate	4,854	-	-	4,854
Land, land development and construction	1,731	-	-	1,731
Commercial	167	-	-	167
Consumer	102	-	-	102
Other real estate owned
Residential real estate	448	-	-	448
Commercial real estate	2,363	-	-	2,363
Land, land development and construction	2,240	-	-	2,240
Bank property held for sale	2,675	-	-	2,675

Impaired loans measured at fair value had a recorded investment of $13,293 with a valuation allowance of $807 at December 31, 2015, and a recorded investment of $10,677, with a valuation allowance of $852, at December 31, 2014.  The Company recorded a provision for loan loss expense of $600 and $554 on these loans during the years ending 2015 and 2014, respectively.

Other real estate owned had a decline in fair value of $1,207 and $3,250 during the twelve month periods ending December 31, 2015 and 2014, respectively.  Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon comparative sales data provided by real estate brokers. The real estate was transferred at the lower of amortized cost or fair value less estimated costs to sell.  The Company closed eight bank branch offices during the year 2014, seven owned by the Company and one leased.  Five of the properties owned by the Company were transferred to held for sale, the remaining two are being used as loan production offices, back office support staff offices and a portion of the second floor of one of the buildings is leased to an existing tenant.  Six of the properties transferred to held for sale were sold in 2014 resulting in a recovery of $649 from a previous impairment charge of $1,753 recorded during the same year.  Excluding the properties sold in 2014, the Company recognized an impairment charge of $1,152 during the twelve month period ending December 31,

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

2014 related to the transfer to held for sale.  The Company recorded an impairment charge of $731 during the twelve month period ending December 31, 2015 related to bank properties held for sale.

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

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

		Fair value measurements
at December 31, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$152,482	$152,482	$-	$-	$152,482
Trading securities	2,107	-	2,107	-	2,107
Investment securities available for sale	604,739	-	604,739	-	604,739
Investment securities held to maturity	272,840	-	273,983	-	273,983
FHLB and FRB stock	14,041	-	-	-	n/a
Loans held for sale	1,529	-	1,529	-	1,529
Loans, less allowance for loan losses of $22,264	2,571,512	-	-	2,574,516	2,574,516
FDIC indemnification asset	25,795	-	-	-	n/a
Interest rate swap derivatives	18,619	-	18,619	-	18,619
Accrued interest receivable	10,286	-	-	10,286	10,286

Financial liabilities:
Deposits- without stated maturities	$2,792,758	$2,792,758	$-	$-	$2,792,758
Deposits- with stated maturities	422,420	-	423,391	-	423,391
Securities sold under agreement to repurchase	27,472	-	27,472	-	27,472
Federal funds purchased	200,250	-	200,250	-	200,250
Other borrowed funds	25,000	-	25,000	-	25,000
Corporate debentures	24,093	-	-	19,734	19,734
Interest rate swap derivatives	19,822	-	19,822	-	19,822
Accrued interest payable	218	-	218	-	218

		Fair value measurements
at December 31, 2014	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$158,413	$158,413	$—	$—	$158,413
Trading securities	3,420	—	3,420	—	3,420
Investment securities available for sale	517,457	—	517,457	—	517,457
Investment securities held to maturity	237,362	—	238,431	—	238,431
FHLB and FRB stock	14,219	—	—	—	n/a
Loans held for sale	1,251	—	1,251	—	1,251
Loans, less allowance for loan losses of $19,898	2,409,627	—	—	2,418,405	2,418,405
FDIC indemnification asset	49,054	—	—	—	n/a
Interest rate swap derivatives	6,800	—	6,800	—	6,800
Accrued interest receivable	8,999	—	—	8,999	8,999

Financial liabilities:
Deposits- without stated maturities	$2,604,228	$2,604,228	$—	$—	$2,604,228
Deposits- with stated maturities	487,812	—	491,999	—	491,999
Securities sold under agreement to repurchase	27,022	—	27,022	—	27,022
Federal funds purchased	151,992	—	151,992	—	151,992
Corporate debentures	23,917	—	—	19,722	19,722
Interest rate swap derivatives	7,575	—	7,575	—	7,575
Accrued interest payable	336	—	336	—	336

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

(8)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Land	$35,941	$34,387
Land improvements	995	949
Buildings	62,109	60,168
Leasehold improvements	5,917	3,520
Furniture, fixtures and equipment	31,666	30,906
Construction in progress	1,263	1,587
	137,891	131,517
Less: Accumulated depreciation	36,070	32,669
	$101,821	$98,848

The Company leases land and certain facilities under noncancellable operating leases.  The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2016	$2,411
2017	2,085
2018	1,817
2019	1,313
2020	972
Thereafter	4,456
$13,054

Rent expense, net of rental income, for the years ended December 31, 2015, 2014 and 2013, was $2,117, $2,309 and $1,099, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Operations.  Rental income for the years ended December 31, 2015, 2014 and 2013, was $650, $632, and $540, respectively, and is included in occupancy expense.

(9)	Goodwill and Intangible Assets

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment.  The change in balance for goodwill during the years 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Beginning of year	$76,739	$44,924	$44,924
Acquired goodwill	—	31,815	—
Impairment	—	—	—
End of year	$76,739	$76,739	$44,924

The Company performed a step 1 annual impairment analysis of the goodwill recorded at the commercial and retail banking (“Bank”) reporting unit as of November 30, 2015.  Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  The carrying amount of the reporting unit did not exceed its fair value resulting in no impairment.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

Acquired intangible assets consists of core deposit intangibles (“CDI”) and Trust intangible (“Trust”) which are intangible assets arising from either whole bank or branch acquisitions.  They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits in the case of CDI and an accelerated method in the case of the Trust intangible.  The change in balance for CDI and the Trust during the years 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Beginning of year	$15,401	$6,116	$7,307
Acquired CDI	137	11,569	—
Amortization expense	(2,537)	(2,284)	(1,191)
Impairment expense	—	—	—
End of year	$13,001	$15,401	$6,116

Acquired intangible assets were as follows for years ended December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$23,313	$11,149	$23,176	$8,760
Trust intangible	1,580	743	1,580	595
Total acquired intangibles	$24,893	$11,892	$24,756	$9,355

Estimated amortization expense for each of the next five years:

2016	$2,289
2017	1,892
2018	1,738
2019	1,682
2020	1,608

(10)	Deposits

A detail of deposits at December 31, 2015 and 2014 is as follows:

	December 31,
		Weighted		Weighted
		Average		Average
		Interest		Interest
	2015	Rate	2014	Rate
Non-interest bearing deposits	$1,133,138	—%	$1,048,874	—%
Interest bearing deposits:
Interest bearing demand deposits	679,714	0.1%	607,359	0.1%
Savings deposits	241,605	0.1%	231,039	0.1%
Money market accounts	738,301	0.3%	716,956	0.3%
Time deposits less than $100	177,288	0.6%	219,021	0.8%
Time deposits of $100 or greater	245,132	0.8%	268,791	1.1%
	$3,215,178	0.2%	$3,092,040	0.2%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

The following table presents the amount of certificate accounts at December 31, 2015, maturing during the periods reflected below:

Year	Amount
2016	$270,473
2017	76,295
2018	29,038
2019	21,314
2020	25,035
Thereafter	265
Total	$422,420

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2015 and 2014 were $123,994 and $116,861.

(11)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary bank enters into borrowing arrangements with its retail business customers by agreements to repurchase (“repurchase agreements”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2015 and 2014, the Company had $27,472 and $27,022 in repurchase agreements.  Repurchase agreements are secured by obligations of U.S. government agencies and municipal securities with fair values of $47,398 and $52,714 at December 31, 2015 and 2014, respectively.  Any risk related to these arrangements, primarily market value changes, is minimized due to the overnight (one-day) maturity and the additional collateral pledged over the borrowed amounts.

The following tables provide additional details as of December 31, 2015 and 2014.

	MBS	Municipal
As of December 31, 2015	Securities	Securities	Total
Market value of securities pledged	$45,745	$1,653	$47,398
Borrowings related to pledged amounts	27,179	293	27,472
Market value pledged as a % of borrowings	168%	564%	173%

	MBS	Municipal
As of December 31, 2014	Securities	Securities	Total
Market value of securities pledged	$49,380	$3,334	$52,714
Borrowings related to pledged amounts	26,003	1,019	27,022
Market value pledged as a % of borrowings	190%	327%	195%

Information concerning repurchase agreements is summarized as follows:

	2015	2014	2013
Average daily balance during the year	$30,727	$30,289	$21,693
Average interest rate during the year	0.61%	0.60%	0.36%
Maximum month-end balance during the year	$40,198	$34,681	$24,483
Weighted average interest rate at year end	0.36%	0.72%	0.40%

(12)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks.  Information concerning these deposits is summarized as follows:

	2015	2014	2013
Average daily balance during the year	$184,451	$49,899	$37,958
Average interest rate during the period	0.34%	0.10%	0.05%
Maximum month-end balance during the year	$223,151	$151,992	$53,274
Weighted average interest rate at year end	0.33%	0.29%	0.05%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

(13)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or one-day borrowings, other than correspondent bank deposits listed in note 12 above.  The Company had $25,000 in overnight borrowings with the Federal Reserve Bank during the period ending December 31, 2015.  The Company had no advances from the Federal Home Loan Bank during the periods ending December 31, 2015 and 2014.

Federal Home Loan Bank advances are collateralized by residential and commercial loans under a blanket lien arrangement and based on this collateral, and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $202,402 at year end 2015.

(14)	Corporate Debentures

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

In December 2004, Gulfstream Bancshares, Inc. (“GBI”) formed Gulfstream Bancshares Capital Trust I (“GBI Trust I”) for the purpose of issuing trust preferred securities. On December 1, 2004, GBI issued a floating rate corporate debenture in the amount of $7,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 190 bps). The rate is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust I, at their respective option, subject to prior approval by the Federal Reserve, if then required. On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.  On January 22, 2016, the Company cancelled, dissolved and terminated GBI Trust I.  The Company will recognize a pre-tax gain on extinguishment of debt of approximately $308 in the first quarter of 2016.

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

Allocation of federal and state income tax expense between current and deferred portions for the years ended December 31, 2015, 2014 and 2013, is as follows:

	Current	Deferred	Total
December 31, 2015:
Federal	$14,639	$4,297	$18,936
State	2,920	715	3,635
	$17,559	$5,012	$22,571
December 31, 2014:
Federal	$4,384	$1,486	$5,870
State	1,009	247	1,256
	$5,393	$1,733	$7,126
December 31, 2013:
Federal	$4,423	$27	$4,450
State	1,055	5	1,060
	$5,478	$32	$5,510

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, are presented below:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$8,588	$7,675
Stock based compensation	1,377	771
Deferred compensation	2,186	2,425
Impairment expenses	959	463
Net operating loss carryforward	18,153	20,308
Other real estate owned expenses	742	2,391
Fair value adjustments	16,751	18,386
Nonaccrual interest	2,040	2,579
Other	99	75
Total deferred tax assets	50,895	55,073

Deferred tax liabilities:
Premises and equipment, due to differences in
depreciation methods and useful lives	(2,685)	(2,264)
Deferred loan costs, net	(337)	(358)
Prepaid expense	(432)	0
Like kind exchange	(300)	(300)
Unrealized gain on investment securities available for sale	(903)	(2,548)
Accretion of discounts on investments	(18)	(16)
Total deferred tax liabilities	(4,675)	(5,486)

Net deferred tax asset	$46,220	$49,587

As a result of the acquisition of FSB on June 1, 2014, the Company obtained net operating loss carryforwards of approximately $57,375 which are subject to Internal Revenue Code Section 382 limitation of approximately $6,487 per year.  At December 31, 2015, the Company had net operating carryforwards of approximately $47,059 which will begin to expire as follows.

2030	24,408
2031	10,463
2032	2,028
2033	4,027
2034	6,133
$47,059

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In performing this analysis, the Company considers all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, it is more likely than not the deferred tax asset will be realized.  Based on management’s analysis, it was determined that it is more likely than not that the deferred tax asset will be realized as of December 31, 2015 and 2014.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia, Alabama, California, Colorado, North Carolina and Tennessee.  CSFL Insurance Corp. will file a tax return in South Carolina.  The Company is currently in the early stages of an Internal Revenue Service examination of FSB’s 2014 tax return, and has not been informed of any material findings.  The Company is no longer subject to examination by taxing authorities for the years before 2012.  The Company was not subject to any material interest or penalties on its income tax liabilities for the years 2013, 2014 and 2015.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

A reconciliation between the actual tax expense and the “expected” tax expense, computed by applying the U.S. federal corporate rate of 35 percent is as follows:

	December 31,
	2015	2014	2013
“Expected” tax expense	$21,668	$7,032	$6,214
Tax exempt interest, net	(851)	(910)	(907)
Bank owned life insurance	(753)	(549)	(391)
State income taxes, net of federal income tax benefits	2,363	817	689
Stock based compensation	76	83	100
Merger and acquisition related expenses	10	536	68
Other, net	58	117	(263)
	$22,571	$7,126	$5,510

(16)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2015 and 2014 were as follows:

	2015	2014
Beginning balance	$5,580	$3,261
New loans	14,654	4,135
Repayments	(259)	(1,816)
Ending balance	$19,975	$5,580

At December 31, 2015 and 2014 principal officers, directors, and their affiliates had $6,303 and $2,671, respectively, of available lines of credit.  Deposits from principal officers, directors, and their affiliates at year-end 2015 and 2014 were approximately $29,614 and $29,746, respectively.

(17)	Regulatory Capital Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.   The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets.  Management believes, as of December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015 and 2014, the most recent notifications from the Office of Comptroller of the Currency (“OCC”) and the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.  The Company’s subsidiary bank has agreed with its primary regulator, OCC, to maintain a Tier 1 leverage ratio of at least 8%.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

A summary of actual, required, and capital levels necessary for capital adequacy purposes for the Company as of December 31, 2015 and 2014, are presented in the table below.  There is no threshold for “well-capitalized” status for bank holding companies.

					To be well
					capitalized under
			For capital		Prompt corrective
	Actual		Adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital (to risk weighted assets)	$438,748	15.8%	$222,322	>8.0%	n/a	n/a
Tier 1 capital (to risk weighted assets)	416,484	15.0%	166,742	>6.0%	n/a	n/a
Common equity tier 1 capital (to risk weighted assets)	399,876	14.4%	125,056	>4.5%	n/a	n/a
Tier 1 capital (to average assets)	416,484	10.5%	158,206	>4.0%	n/a	n/a

December 31, 2014
Total capital (to risk weighted assets)	$384,162	15.1%	$202,946	>8%	n/a	n/a
Tier 1 capital (to risk weighted assets)	364,264	14.4%	101,473	>4%	n/a	n/a
Tier 1 capital (to average assets)	364,264	10.1%	144,051	>4%	n/a	n/a
A summary of actual, required, and capital levels necessary for capital adequacy purposes in the case of the Company’s subsidiary bank as of December 31, 2015 and 2014, are presented in the table below.

					To be well
					capitalized under
			For capital		Prompt corrective
	Actual		Adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital (to risk weighted assets)	$411,627	14.7%	$223,613	>8.0%	$279,517	>10.0%
Tier 1 capital (to risk weighted assets)	389,371	13.9%	167,710	>6.0%	223,613	>8.0%
Common equity tier 1 capital (to risk weighted assets)	389,371	13.9%	125,783	>4.5%	181,686	>6.5%
Tier 1 capital (to average assets)	389,371	9.9%	158,011	>4.0%	197,514	>5.0%

December 31, 2014
Total capital (to risk weighted assets)	$360,278	14.2%	$203,268	>8%	$254,085	>10%
Tier 1 capital (to risk weighted assets)	340,389	13.4%	101,634	>4%	152,451	>6%
Tier 1 capital (to average assets)	340,389	9.4%	144,185	>4%	180,231	>5%

(18)	Dividends

The Company declared and paid cash dividends on its common stock of $3,181, $1,709 and $1,204 during the years ended December 31, 2015, 2014 and 2013, respectively.  Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency.  In November 2013, the Company received a $34,000 dividend from its subsidiary bank.  At December 31, 2015, dividends from the subsidiary bank available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $38,948, subject to the Bank meeting or exceeding regulatory capital requirements.

(19)	Stock-Based Compensation

The Company assumed the obligations of GBI under the Gulfstream 2009 Stock Option Plan, the Gulfstream Officers’ and Employees’ Stock Option Plan and the Gulfstream Directors’ Stock Option Plan (collectively, the “Gulfstream Plans”) pursuant to the closing on January 17, 2014 by CenterState of the merger of Gulfstream with and into CenterState.  All of the Gulfstream stock options awarded pursuant to the Gulfstream Plans outstanding at the merger closing date were converted to stock options for 774,104 of the Company’s common shares with an average exercise price of $6.99 per share.  At December 31, 2015 there were options outstanding for 263,584 shares of the Company’s common stock with an average exercise price of $7.30 per share and an average remaining contractual life of approximately 4.4 years.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

On April 25, 2013, the Company’s shareholders approved the CenterState Banks, Inc. 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan replaces the 2007 Plan discussed below.  The 2013 Plan authorizes the issuance of up to 1,600,000 shares through the 2023 expiration of the plan.  Of this amount 1,525,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 75,000 shares are allocated to directors.  The Company’s Board of Directors froze the Company’s 2007 Equity Incentive Plan whereby no additional future grants and/or awards will be awarded pursuant to that plan effective with the shareholder approval of the 2013 Plan.  During 2015 the Company did not grant any incentive stock options to its employees.  The Company awarded 208,082 shares of Restricted Stock (“RSAs”) during 2015 with an average fair value of $11.96 per share at the date of grant.  These restricted stock awards vest over periods ranging from two to seven years.  The Company also awarded Performance Share Units (“PSUs”) during 2015.  These PSUs will cliff vest on January 1, 2019.  The units may be converted into common shares based upon the Company’s Total Shareholder Return compared to its peer group  and the Company’s absolute earnings per share growth rate over a three year period ending January 1, 2019 pursuant to the Company’s Long-Term Incentive Plan as described in the Company’s 2016 Proxy Statement.  The range of the units that may vest in the future is a minimum of 0 and a maximum of 46,258 with an expected target of 30,837 shares.  In addition, the Company also awarded 29,092 Restricted Share Units (“RSUs”) during 2015 with an average fair value of $12.22 per unit at the date of grant.  The RSUs will vest at a rate of one third each January 1, 2017, 2018 and 2019.  At December 31, 2015, there were a total of 614,079 shares available for future grants pursuant to the 2013 Plan, assuming maximum future vesting of PSUs outstanding.

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”) and approved an amendment to the 2007 Plan on April 28, 2009.  The 2007 Plan, as amended, replaced the 1999 Plan.  The 2007 Plan, as amended, authorize the issuance of up to 1,350,000 shares of the Company stock.  In 2013, the 2007 Plan was frozen whereby no additional grants and/or awards were awarded pursuant to this plan subsequent to April 2013.

The Company’s stock-based compensation consists of stock options, RSAs, RSUs and PSUs.  During the twelve month period ended December 31, 2015, 2014 and 2013, the Company recognized total stock-based compensation expense as listed in the table below.

	2015	2014	2013
Stock option expense	$216	$238	$292
RSA expense	2,712	1,264	317
RSU expense	27	-	-
PSU expense	328	75	-
Total stock-based compensation expense	$3,283	$1,577	$609

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options.  The Company receives a tax benefit when a non qualified stock option is exercised.  The total income tax benefit related to the exercise of non qualified stock options was approximately $113, $350 and $0 during the twelve month periods ending December 31, 2015, 2014 and 2013, respectively.  The Company provided an income tax benefit in its tax provision for RSA, RSU and PSU expenses of approximately $1,183, $517 and $122 during the twelve month periods ending December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $434 and will be recognized over the next 6 years.   The weighted average period over which this expense is expected to be recognized is approximately 1.9 years.

As of December 31, 2015, the total remaining unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, was approximately $4,980 and will be recognized over the next 9 years.   The weighted average period over which this expense is expected to be recognized is approximately 2.3 years.

As of December 31, 2015, the total remaining unrecognized compensation cost related to non-vested PSUs, net of estimated forfeitures, was approximately $925 and will be recognized over the next 3 years.   The weighted average period over which this expense is expected to be recognized is approximately 1.7 years.

As of December 31, 2015 the total remaining unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, was approximately $328 and will be recognized over the next 3 years.  The weighted average period over which this expense is expected to be recognized is approximately 2.0 years.

The Company granted stock options for 3,000 shares of common stock during the twelve month period ending December 31, 2013.  The Company did not grant any stock options during 2014 and 2015.  However, pursuant to the Company’s agreement to

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

acquire Gulfstream, the Company converted all outstanding Gulfstream stock options into CenterState options for 774,104 shares of common stock on the January 17, 2014 acquisition date.  The estimated fair value of options granted, or acquired in the case of Gulfstream, during these periods were calculated as of the grant date, or the acquisition date in the case of Gulfstream, using the Black-Scholes option-pricing model.  The weighted-average assumptions as of the grant date are as follows:

	2015	2014	2013
Expected option life	-	0.5 years	7.7 years
Risk-free interest rate	-	0.07%	1.91%
Expected volatility	-	0.01%	44.5%
Dividend yield	-	0.00%	0.39%

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

The weighted-average estimated fair value of stock options granted, or acquired in the case of Gulfstream, during the twelve month periods ended December 31, 2014 and 2013 was $4.67 per share and $4.91 per share respectively.   The table below present’s information related to stock option activity for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Total intrinsic value of stock options exercised	$827	$1,114	$2
Cash received from stock options exercised	$895	1,129	-
Gross income tax benefit from the exercise of stock options	$113	350	-

A summary of stock option activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	1,138,404	$11.23	1,073,716	$13.83	1,158,646	$13.64
Granted	-	-	-	-	3,000	$10.22
Issued Gulfstream (note 1)	-	-	774,104	$6.99	-	-
Exercised	(142,476)	$6.63	(233,762)	$6.09	(1,714)	$8.90
Forfeited	(55,294)	$14.57	(475,654)	$12.73	(86,216)	$11.22
Outstanding, end of period	940,634	$11.73	1,138,404	$11.23	1,073,716	$13.83

note 1:	Pursuant to the Company’s agreement to acquire Gulfstream in January 2014, all outstanding Gulfstream stock options were converted to CenterState stock options as of the acquisition date.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding, December 31, 2015	940,634	$11.73	3.3 years	$3,796
Options fully vested and expected to vest, December 31, 2015	916,685	$11.75	3.3 years	$3,687
Options exercisable, December 31, 2015	733,504	$11.68	3.2 years	$3,015

At December 31, 2015 there were restricted stock awards (“RSAs”) for 721,715 shares of the Company’s common stock outstanding and not vested.  Of this amount 189,588 restricted shares have been issued and included in the Company’s total

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

common stock outstanding, but have not vested as of December 31, 2015.  The remaining 532,127 represent common shares to be issued at the end of their respective vesting period.

A summary of the RSA activity for the years ended December 31, 2015, 2014 and 2013 is presented in the table below.

	2015				2014				2013
	Number	Number			Number	Number
	of RSAs	of RSAs		Weighted	of RSAs	of RSAs		Weighted		Weighted
	underlying	underlying	Total	average	underlying	underlying	Total	average		average
	shares not	shares	number	fair value at	shares not	shares	number	fair value at	Number	fair value at
	issued	issued	of RSAs	grant date	issued	issued	of RSAs	grant date	of RSAs	grant date
Outstanding, beginning period	410,128	249,542	659,670	$10.30	240,341	-	240,341	$9.76	209,384	$9.62
Granted	205,082	3,000	208,082	$11.96	241,739	250,375	492,114	$10.55	59,500	$10.22
Vested	(62,170)	(57,954)	(120,124)	$10.12	(35,753)	(833)	(36,586)	$9.77	(28,543)	$9.66
Forfeited	(20,913)	(5,000)	(25,913)	$10.64	(36,199)	-	(36,199)	$10.79	-	$0.00
Outstanding, end of period	532,127	189,588	721,715	$10.79	410,128	249,542	659,670	$10.30	240,341	$9.76

In September 2014 the Company initiated a Long-Term Incentive Plan that includes a Performance Share Unit (“PSU”) award that could be awarded in PSUs, which can eventually be converted to common stock, based on the Company’s relative Total Shareholder Return as compared to a peer group of similar companies selected by the Company’s Compensation Committee over a 39 month period beginning on September 18, 2014 and ending on December 31, 2017.  The Company expects to recognize an expense of $980 over the 39 month period ending December 31, 2017.  The expense recognized during 2015 was $301.

In September 2015, the Company also awarded PSUs pursuant to its Long-Term Incentive Plan that could eventually be converted to the Company’s common stock based equally upon the Company’s relative Total Shareholder Return and the Company’s absolute earnings per share growth over a three year period ending on January 1, 2019.  The Company expects to recognize an expense of $348 over the 39 month period ending January 1, 2019.  The expense recognized during 2015 was $27.

In addition, the Company also awarded RSUs during September 2015 pursuant to its Long-Term Incentive Plan that also could eventually be converted into the Company’s common stock.  The total RSUs awarded was 29,092 units with an estimated fair value at date of grant equal to $12.22 per unit, or a total expected expense of $356.  The RSUs will vest at a rate of one third each January 1, 2017, 2018 and 2019.  The expense recognized during 2015 was $27.

(20)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under its 401(k) defined contribution retirement plan.  Employees are eligible to participate in the plan after completing six months of continuous employment.  The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors.  In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors.  For the years ended December 31, 2015, 2014 and 2013, the Company’s contributions to the plan were $1,617, $1,398 and $1,219, respectively, which are included in salary and benefits on the Consolidated Statements of Operations.

In 2008, the Company entered into a salary continuation agreement with its chief executive officer.  Five additional Company executive officers entered into salary continuation agreements during 2010.  In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition.  The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Company expensed $618, $580 and $569 for the accrual of future salary continuation benefits in 2015, 2014 and 2013, respectively.  Other liabilities included salary continuation benefits payable of $3,836, $3,621 and $3,143 at December 31, 2015, 2014 and 2013, respectively.

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition.  The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities.  The Rabbi Trust asset and the related deferred compensation

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

payable at December 31, 2015, 2014, and 2013 were $1,493, $1,484 and $1,355, respectively.  Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable.  Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable.  There is no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

(21)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks, Inc. (parent company only) follow:

Condensed Balance Sheet
December 31, 2015 and 2014
Assets:	2015	2014
Cash and due from banks	$15	$2,808
Inter-company receivable from bank subsidiary	25,000	27,000
Investment in wholly-owned bank subsidiary	484,993	441,710
Investment in other wholly-owned subsidiary	693	1,381
Prepaid expenses and other assets	9,701	9,782
Total assets	$520,402	$482,681
Liabilities:
Accounts payable and accrued expenses	$5,795	$6,287
Corporate debenture	24,093	23,917
Total liabilities	29,888	30,204
Stockholders’ Equity:
Common stock	455	453
Additional paid-in capital	393,191	388,698
Retained earnings	95,430	59,273
Accumulated other comprehensive income	1,438	4,053
Total stockholders’ equity	490,514	452,477
Total liabilities and stockholders’ equity	$520,402	$482,681

Condensed Statements of Operations Years ended December 31, 2015, 2014 and 2013
	2015	2014	2013
Dividend income	$1,232	$1,155	$45,725
Other income	-	-	-
Interest expense	(968)	(942)	(602)
Operating expenses	(4,422)	(3,875)	(3,538)
Income before equity in undistributed income of subsidiaries	(4,158)	(3,662)	41,585
Equity in undistributed income (losses) of subsidiaries	41,431	14,828	(31,040)
Net income before income tax benefit	37,273	11,166	10,545
Income tax benefit	(2,065)	(1,798)	(1,698)
Net income	$39,338	$12,964	$12,243

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

Condensed Statements of Cash Flows Years ended December 31, 2015, 2014 and 2013
	2015	2014	2013
Cash flows from operating activities:
Net income	$39,338	$12,964	$12,243
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	(42,663)	(15,983)	(14,686)
Increase in payables and accrued expenses	340	(608)	371
Decrease in other assets	89	2,294	1,843
Stock based compensation expense	1,235	497	107
Net cash flows used in operating activities	(1,661)	(836)	(122)
Cash flows from investing activities:
Inter-company receivables (payables) from (to) subsidiary banks	1,991	18,703	(43,703)
Net cash from bank acquisition	-	(16,455)	-
Cash payments to shareholders	(466)	-	-
Investment in subsidiaries	(476)	-	-
Dividends from bank subsidiaries	-	-	34,000
Dividends from nonbank subsidiary	1,232	1,155	11,725
Net cash flows provided by investing activities	2,281	3,403	2,022
Cash flows from financing activities:
Stock options exercised, net of tax benefit	784	984	––
Stock repurchase	(1,016)
Dividends paid to shareholders	(3,181)	(1,709)	(1,204)
Net cash flows used in financing activities	(3,413)	(725)	(1,204)
Net (decrease) increase in cash and cash equivalents	(2,793)	1,842	696
Cash and cash equivalents at beginning of year	2,808	966	270
Cash and cash equivalents at end of year	$15	$2,808	$966

(22)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit.  These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis.

A summary of commitments to extend credit and standby letters of credit written at December 31, 2015 and 2014, are as follows:

	December 31,
	2015	2014
Standby letters of credit	$8,737	$10,299
Available lines of credit	429,231	244,016
Unfunded loan commitments – fixed	53,640	62,450
Unfunded loan commitments – variable	32,265	17,416

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

December 31, 2015, 2014 and 2013

Outstanding commitments are deemed to approximate fair value due to the variable nature of the interest rates involved and the short-term nature of the commitments.

(23)	Concentrations of Credit Risk

Most of the Company’s business activity is with customers located throughout Central, Southeastern and Northeastern Florida.  The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas.  Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property.  As of December 31, 2015, substantially all of the Company’s loan portfolio was secured.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those areas listed above.  The Company does not have significant exposure to any individual customer or counterparty.

(24)	Basic and Diluted Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.   There were an average of 470,852, 928,692, and 1,110,465 stock options that were not considered in computing diluted earnings per common share because they were anti-dilutive during the years ending December 31, 2015, 2014, and 2013, respectively.

The following table presents the factors used in the earnings per share computations for the periods indicated.

	2015	2014	2013
Basic
Net income available to common shareholders	$39,338	$12,964	$12,243
Less: Earnings allocated to participating securities	(212)	(17)	—
Net income allocated to common shareholders	$39,126	$12,947	$12,243

Weighted average common shares outstanding
including participating securities	45,427,857	40,904,988	30,102,777
Less: Participating securities (1)	(245,633)	(52,986)	—
Average shares	45,182,224	40,852,002	30,102,777
Basic earnings per common share	$0.87	$0.32	$0.41

Diluted
Net income available to common shareholders	$39,126	$12,947	$12,243
Weighted average common shares outstanding for
basic earnings per common share	45,182,224	40,852,002	30,102,777
Add: Dilutive effects of stock based compensation awards	606,408	383,550	117,350
Average shares and dilutive potential common shares	45,788,632	41,235,552	30,220,127
Dilutive earnings per common share	$0.85	$0.31	$0.41

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

(25)	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management.  The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2015, 2014 and 2013.

	Year ending December 31, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$155,369	$6,951	$-	$-	$162,320
Interest expense	(5,697)	(621)	(968)	-	(7,286)
Net interest income (expense)	$149,672	$6,330	$(968)	-	$155,034
Provision for loan losses	(4,335)	(158)	-	-	(4,493)
Non interest income	9,887	27,563	-	-	37,450
Non interest expense	(99,900)	(21,760)	(4,422)	-	(126,082)
Net income (loss) before taxes	$55,324	$11,975	$(5,390)	-	$61,909
Income tax (provision) benefit	(20,016)	(4,620)	2,065	-	(22,571)
Net income (loss)	$35,308	$7,355	$(3,325)	$-	$39,338
Total assets	$3,679,946	$335,643	$518,107	$(510,979)	$4,022,717

	Year ending December 31, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$134,938	$3,289	$-	$-	$138,227
Interest expense	(6,365)	(50)	(941)	-	(7,356)
Net interest income (expense)	128,573	$3,239	$(941)	-	$130,871
Provision for loan losses	(826)	-	-	-	(826)
Other non interest income	6,073	20,153	-	-	26,226
Other non interest expense	(112,836)	(19,470)	(3,875)	-	(136,181)
Net income (loss) before taxes	20,984	$3,922	$(4,816)	-	$20,090
Income tax (provision) benefit	(7,411)	(1,513)	1,798	-	(7,126)
Net income (loss)	$13,573	$2,409	$(3,018)	$-	$12,964
Total assets	$3,487,014	$280,079	$482,681	$(472,905)	$3,776,869

	Year ending December 31, 2013
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$97,504	$2,874	$-	-	$100,378
Interest expense	(5,263)	(20)	(602)	-	(5,885)
Net interest income (expense)	92,241	2,854	(602)	-	94,493
Provision for loan losses	76	-	-	-	76
Other non interest income	13,536	20,410	-	-	33,946
Other non interest expense	(86,726)	(20,498)	(3,538)	-	(110,762)
Net income (loss) before taxes	19,127	2,766	(4,140)	-	17,753
Income tax (provision) benefit	(6,140)	(1,067)	1,697	-	(5,510)
Net income (loss)	$12,987	$1,699	$(2,443)	-	$12,243
Total assets	$2,279,221	$132,821	$294,976	$(291,007)	$2,416,011

Commercial and retail banking:  The Company’s primary business is commercial and retail banking.  Currently, the Company operates through one subsidiary bank and two non bank subsidiaries (R4ALL and CSFL Insurance Corp.), with 57 locations in

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

20 counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

	June 1, 2014 (as initially reported)	measurement period adjustments	June 1, 2014 (as adjusted)
Assets:
Cash and cash equivalents	$148,257	$—	$148,257
Loans, excluding purchased credit impaired loans	477,841		477,841
Purchased credit impaired loans	121,684		121,684
Investments	204,723		204723
Interest receivable	2,007		2,007
Branch real estate	1,594		1,594
Furniture and fixtures	1,282		1,282
Bank property held for sale	7,119		7119
Federal Reserve Bank and Federal Home Loan Bank stock	5,576		5576
Bank owned life insurance	2,555		2,555
OREO covered by FDIC loss share agreements	22,731		22,731
Other repossessed real estate owned (“OREO”)	454		454
Core deposit intangible	7,396		7,396
Goodwill	541	(242)	299
Deferred tax asset	43,889	242	44,131
Other assets	4,581		4,581
Total assets acquired	$1,052,230	—	$1,052,230
Liabilities:
Deposits	662,959		662,959
Deposits held for sale	189,674		189,674
Interest payable	58		58
Other liabilities	4,135		4,135
Total liabilities assumed	$856,826	$—	$856,826

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

December 31, 2015, 2014 and 2013

(27)	Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At years ended December 31, 2015 and 2014, the notional amount of such arrangements was $939,831 and $240,779, respectively, and investment securities with a fair value of $31,801 and $10,445 were pledged as collateral to the third party dealers.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	2015	2014
Notional amount	$939,831	$240,779
Weighted average pay rate on interest-rate swaps	2.61%	2.77%
Weighted average receive rate on interest rate swaps	2.57%	2.69%
Weighted average maturity (years)	12	11
Fair value of interest rate swap derivatives (asset)	$18,619	$6,800
Fair value of interest rate swap derivatives (liability)	$19,822	$7,575

(28) Subsequent Events

Announced acquisitions

On March 1, 2016, the Company closed its previously announced acquisition of Community Bank of South Florida, Inc. (“Community”) in Homestead, Florida.  The purchase price was approximately $64,986 comprised of both stock and cash consideration.  The Company’s primary reasons for the transaction were to further solidify its market share in the Central and South Florida markets and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  During the year 2015, the Company incurred approximately $272 of acquisition costs related to this transaction.  These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income.   The majority of the acquisition costs for this transaction are expected to be recorded in 2016.  Additional disclosures required by ASC 805 have been omitted because the information needed for the disclosures is not available due to the close proximity of the closing of this transaction with the date these financial statements are being issued.  On December 31, 2015, Community, with 11 banking branch offices, reported total assets of $484,602, total loans of $334,349 and total deposits of $436,765.

On March 1, 2016, the Company closed its previously announced acquisition of Hometown of Homestead Banking Company (“Hometown”) also located in Homestead, Florida.  The purchase price was approximately $19,150, which was all cash consideration.  The Company’s primary reasons for the transaction were to expand its market share in the southeast Florida market, together with its acquisition of Community as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  During the year 2015, the Company incurred approximately $263 of acquisition costs related to this transaction.  These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income.   The majority of the acquisition costs for this transaction are expected to be recorded in 2016.  Additional disclosures required by ASC 805 have been omitted because the information needed for the disclosures is not available due to the close proximity of the closing of this transaction with the date these financial statements are being issued.  On December 31, 2015, Community, with 6 banking branch offices reported total assets of $331,187, total loans of $201,930 and total deposits of $265,761.

Other subsequent events

On February 3, 2016, the Company entered into an agreement with the FDIC to terminate all existing loss share arrangements.  The Company received a payment of $5,482 from the FDIC and expects to recognize a loss of approximately $17,560 during the first quarter of 2016.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2015, 2014 and 2013

On January 22, 2016, the Company bought-out, redeemed and terminated its Gulfstream Bancshares Capital Trust I ($7,000  par value).  The Company will recognize a gain on extinguishment of debt of approximately $308 during the first quarter of 2016.  In addition, the transaction will reduce the Company’s 2016 interest expense by approximately $250.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davenport, State of Florida, on the 3rd day of March, 2016.

CENTERSTATE BANKS, INC.

/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal executive officer)

/s/ James J. Antal
James J. Antal
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 3, 2016.

Signature	Title

/s/ Ernest S. Pinner	Executive Chairman of the Board
Ernest S. Pinner

/s/ James H. Bingham	Director
James H. Bingham

/s/ G. Robert Blanchard, Jr.	Director
G. Robert Blanchard, Jr.

/s/ C. Dennis Carlton	Director
C. Dennis Carlton

/s/ Michael F. Ciferri	Director
Michael F. Ciferri

/s/ John C. Corbett	Director
John C. Corbett	President and Chief Executive Officer

/s/ Griffin A. Greene	Director
Griffin A. Greene

/s/ Charles W. McPherson	Director
Charles W. McPherson

/s/ G. Tierso Nunez II	Director
G. Tierso Nunez II

/s/ Thomas E. Oakley	Director
Thomas E. Oakley

/s/ William Knox Pou, Jr.	Director
William Knox Pou, Jr.

/s/ Daniel R. Richey	Director
Daniel R. Richey

/s/ Joshua A. Snively	Director
Joshua A. Snively

CenterState Banks, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit

10.13	Employment Agreement between the Company and John E. Tranter, its Chief Banking Officer

10.14	Split Dollar Agreement between the Company and John E. Tranter, its Chief Banking Officer

21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document