Form 10-Q
period 2016-03-31
CenterState Banks, Inc.
filed 2016-05-04
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	47,958,486 shares
(class)	Outstanding at April 28, 2016

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$65,560	$50,902
Federal funds sold and Federal Reserve Bank deposits	296,459	101,580
Cash and cash equivalents	362,019	152,482
Trading securities, at fair value	2,719	2,107
Investment securities available for sale, at fair value	707,573	604,739
Investment securities held to maturity (fair value of $259,599 and $273,983
at March 31, 2016 and December 31, 2015, respectively)	256,849	272,840
Loans held for sale	2,186	1,529

Loans, excluding purchased credit impaired	2,911,705	2,383,248
Purchased credit impaired loans	236,516	210,528
Allowance for loan losses	(23,122)	(22,264)
Net Loans	3,125,099	2,571,512

Bank premises and equipment, net	116,734	101,821
Accrued interest receivable	11,677	10,286
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,003	14,041
Goodwill	105,492	76,739
Core deposit intangible, net	17,803	12,164
Trust intangible, net	802	837
Bank owned life insurance	86,455	85,890
Other repossessed real estate owned covered by FDIC loss share agreements	-	9,629
Other repossessed real estate owned	15,937	1,567
FDIC indemnification asset	-	25,795
Deferred income tax asset, net	69,470	46,220
Bank property held for sale	8,069	1,665
Prepaid expense and other assets	63,768	30,854
TOTAL ASSETS	$4,969,655	$4,022,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,489,530	$1,133,138
Demand - interest bearing	756,129	679,714
Savings and money market accounts	1,214,083	979,906
Time deposits	632,425	422,420
Total deposits	4,092,167	3,215,178

Securities sold under agreement to repurchase	31,474	27,472
Federal funds purchased	225,298	200,250
Other borrowed funds	650	25,000
Corporate debentures	25,782	24,093
Accrued interest payable	1,056	218
Payables and accrued expenses	73,767	39,992
Total liabilities	4,450,194	3,532,203

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 47,942,643 and 45,459,195 shares issued and outstanding
at March 31, 2016 and December 31, 2015, respectively	479	455
Additional paid-in capital	426,267	393,191
Retained earnings	88,708	95,430
Accumulated other comprehensive income	4,007	1,438
Total stockholders' equity	519,461	490,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,969,655	$4,022,717

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	March 31, 2016	March 31, 2015
Interest income:
Loans	$37,118	$34,268
Investment securities available for sale:
Taxable	5,062	4,282
Tax-exempt	780	539
Federal funds sold and other	538	396
	43,498	39,485
Interest expense:
Deposits	1,481	1,447
Securities sold under agreement to repurchase	27	49
Federal funds purchased	267	132
Corporate debentures	248	237
	2,023	1,865

Net interest income	41,475	37,620
Provision for loan losses	510	1,642
Net interest income after loan loss provision	40,965	35,978

Non interest income:
Correspondent banking capital markets revenue	7,371	5,694
Other correspondent banking related revenue	1,404	1,106
Service charges on deposit accounts	2,736	2,261
Debit, prepaid, ATM and merchant card related fees	2,046	1,701
Wealth management related revenue	735	970
FDIC indemnification income	96	667
FDIC indemnification asset amortization	(1,166)	(4,350)
Bank owned life insurance income	565	593
Other service charges and fees	774	439
Total other income	14,561	9,081

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands of dollars, except per share data)

	Three months ended
	March 31, 2016	March 31, 2015
Non interest expense:
Salaries, wages and employee benefits	21,455	19,580
Occupancy expense	2,147	2,080
Depreciation of premises and equipment	1,497	1,433
Supplies, stationary and printing	299	365
Marketing expenses	690	538
Data processing expense	1,527	1,695
Legal, audit and other professional fees	903	735
Core deposit intangible ("CDI") amortization	643	628
Postage and delivery	355	368
ATM and debit card related expenses	596	433
Bank regulatory expenses	810	910
Gain on sale of repossessed real estate (“OREO”)	(158)	(1,528)
Valuation write down of repossessed real estate (“OREO”)	22	389
Loss (gain) on repossessed assets other than real estate	6	(1)
Foreclosure related expenses	489	589
Merger and acquisition related expenses	11,172	-
Branch closure and efficiency initiatives	456	-
Loss from termination of FDIC loss share agreements	17,560	-
Other expenses	2,384	2,389
Total other expenses	62,853	30,603

(Loss) income before provision for income taxes	(7,327)	14,456
(Benefit) provision for income taxes	(2,523)	5,308
Net (loss) income	$(4,804)	$9,148

Other comprehensive income, net of tax:
Unrealized securities holding gain, net of income taxes	$2,569	$1,014
Less: reclassified adjustments for gain included in net income, net of income taxes, of $0, and $0 ,respectively	-	-
Net unrealized gain on available for sale securities, net of income taxes	$2,569	$1,014

Total comprehensive (loss) income	$(2,235)	$10,162

(Loss) earnings per share:
Basic	$(0.10)	$0.20
Diluted	$(0.10)	$0.20
Common shares used in the calculation of (loss) earnings per share:
Basic (1)	46,343,033	45,127,940
Diluted (1)	46,343,033	45,657,624

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2016 and 2015 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income	equity
Balances at January 1, 2015	45,323,553	$453	$388,698	$59,273	$4,053	$452,477

Net income				9,148		9,148
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $637					1,014	1,014

Dividends paid - common ($0.01 per share)				(455)		(455)
Stock grants issued	45,053	1	607			608
Stock based compensation expense			56			56
Stock options exercised, including tax benefit	40,318	-	217			217
Balances at March 31, 2015	45,408,924	$454	$389,578	$67,966	$5,067	$463,065

Balances at January 1, 2016	45,459,195	$455	$393,191	$95,430	$1,438	$490,514

Net loss				(4,804)		(4,804)
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $1,613					2,569	2,569

Dividends paid - common ($0.04 per share)				(1,918)		(1,918)
Stock grants issued	171,709	1	198			199
Stock based compensation expense			1,080			1,080
Stock options exercised, including tax benefit	59,980	1	302			303
Stock repurchase	(24,283)	(1)	(346)			(347)
Stock issued pursuant to Community Bank acquisition	2,276,042	23	31,842			31,865
Balances at March 31, 2016	47,942,643	$479	$426,267	$88,708	$4,007	$519,461

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(4,804)	$9,148
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	510	1,642
Depreciation of premises and equipment	1,497	1,433
Accretion of purchase accounting adjustments	(9,523)	(10,523)
Net amortization of investment securities	2,061	2,013
Net deferred loan origination fees	(77)	139
Trading securities revenue	(354)	(174)
Purchases of trading securities	(47,734)	(38,082)
Proceeds from sale of trading securities	47,476	40,659
Repossessed real estate owned valuation write down	22	389
Gain on sale of repossessed real estate owned	(158)	(1,528)
Loss (gain) on repossessed assets other than real estate	6	(1)
Gain on sale of loans held for sale	(98)	(164)
Loans originated and held for sale	(5,425)	(7,431)
Proceeds from sale of loans held for sale	5,598	8,324
Gain on disposal of bank property held for sale	(2)	(41)
Impairment on bank property held for sale	458	682
Deferred income taxes	(9,979)	452
Stock based compensation expense	1,080	830
Bank owned life insurance income	(565)	(593)
FDIC indemnification asset amortization	1,166	4,350
Loss from termination of FDIC loss share agreements	17,560	-
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(28,966)	(4,177)
Net change in accrued interest payable, accrued expense, and other liabilities	31,180	3,804
Net cash provided by operating activities	$929	11,151

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended March 31,
	2016	2015
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$-	$(1,004)
Purchases of mortgage backed securities	(122,807)	(22,306)
Proceeds from pay-downs of mortgage backed securities	21,486	20,554
Proceeds from sales of investment securities	79,297	-
Proceeds from sales of mortgage backed securities	62,418	-
Proceeds from called investment securities	920	-
Held to maturity securities:
Purchases of investment securities	(11,149)	(37,882)
Purchases of mortgage backed securities	-	-
Proceeds from called investment securities	20,600	37,110
Proceeds from pay-downs of mortgage backed securities	6,227	8,868
Purchases of FHLB and FRB stock	-	-
Proceeds from sales of FHLB and FRB stock	29	208
Net (increase) decrease in loans	(32,123)	(28,103)
Cash received from FDIC loss sharing agreements	5,482	3,654
Purchases of premises and equipment, net	(1,604)	(3,111)
Proceeds from sale of repossessed real estate	4,541	11,589
Proceeds from sale of fixed assets	-	-
Proceeds from sale of bank property held for sale	690	555
Net cash from bank acquisitions	41,885	-
Net cash provided by (used in) investing activities	$75,892	$(9,868)
Cash flows from financing activities:
Net increase in deposits	171,278	57,567
Net increase in securities sold under agreement to repurchase	3,458	4,049
Net increase in federal funds purchased	25,048	35,451
Net decrease in other borrowings	(56,768)	-
Extinguishment of debt	(8,680)	-
Net (decrease) increase in payable to shareholders for acquisitions	342	(184)
Stock options exercised, including tax benefit	303	217
Stock repurchased	(347)	-
Dividends paid	(1,918)	(455)
Net cash provided by financing activities	$132,716	$96,645

Net increase in cash and cash equivalents	209,537	97,928
Cash and cash equivalents, beginning of period	152,482	158,413
Cash and cash equivalents, end of period	$362,019	$256,341

Transfer of loans to other real estate owned	$2,372	$3,264
Transfers of bank property to held for sale	$2,803	$970

Cash paid during the period for:
Interest	$1,421	$2,187
Income taxes	$2,923	$170

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState”), and non bank subsidiaries, R4ALL, Inc. and CSFL Insurance Corp. The subsidiary bank operates through 72 full service banking locations in 22 counties throughout Florida, providing traditional deposit and lending products and services to its commercial and retail customers.  R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from the subsidiary bank and manage their eventual disposition.  CSFL Insurance Corp. is a non bank subsidiary of CSFL and its primary purpose is to function as a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month periods ended March 31, 2016 are not necessarily indicative of the results expected for the full year.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were an average of 890,410 and 586,620 stock options that were not considered in computing diluted earnings per common share because they were anti-dilutive during the three month periods ending March 31, 2016 and 2015, respectively. The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended March 31,
	2016	2015
Basic
Net (loss) income available to common shareholders	$(4,804)	$9,148
Less: Earnings allocated to participating securities	-	(51)
Net (loss) income allocated to common shareholders	$(4,804)	$9,097

Weighted average common shares outstanding
including participating securities	46,343,033	45,379,982
Less: Participating securities (1)	-	(252,042)
Average shares	46,343,033	45,127,940
Basic (loss) earnings per common share	$(0.10)	$0.20

Diluted
Net income available to common shareholders	$(4,804)	$9,097
Weighted average common shares outstanding for
basic earnings per common share	46,343,033	45,127,940
Add: Dilutive effects of stock based compensation awards	-	529,684
Average shares and dilutive potential common shares	46,343,033	45,657,624
Diluted (loss) earnings per common share	$(0.10)	$0.20

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2016
Assets:
Trading securities	$2,719	—	$2,719	—
Available for sale securities
U.S. Treasury securities	1,002	—	1,002	—
Mortgage backed securities	672,328	—	672,328	—
Municipal securities	34,243	—	34,243	—
Interest rate swap derivatives	41,111	—	41,111	—

Liabilities:
Interest rate swap derivatives	42,893	—	42,893	—

at December 31, 2015
Assets:
Trading securities	$2,107	—	$2,107	—
Available for sale securities
U.S. Treasury securities	1,000	—	1,000	—
Mortgage backed securities	568,452	—	568,452	—
Municipal securities	35,287	—	35,287	—
Interest rate swap derivatives	18,619	—	18,619	—

Liabilities:
Interest rate swap derivatives	19,822	—	19,822	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2016, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2016
Assets:
Impaired loans
Residential real estate	$3,593	—	—	$3,593
Commercial real estate	7,475	—	—	7,475
Land, land development and construction	1,540	—	—	1,540
Commercial	1,257	—	—	1,257
Consumer	87	—	—	87
Other real estate owned
Residential real estate	—	—	—	—
Commercial real estate	1,725	—	—	1,725
Land, land development and construction	1,543	—	—	1,543
Bank property held for sale	8,069	—	—	8,069

at December 31, 2015
Assets:
Impaired loans
Residential real estate	$3,288	—	—	$3,288
Commercial real estate	7,061	—	—	7,061
Land, land development and construction	1,767	—	—	1,767
Commercial	280	—	—	280
Consumer	90	—	—	90
Other real estate owned
Residential real estate	85	—	—	85
Commercial real estate	1,506	—	—	1,506
Land, land development and construction	2,002	—	—	2,002
Bank property held for sale	1,665	—	—	1,665

Impaired loans measured at fair value had a recorded investment of $13,952 with a valuation allowance of $805, at March 31, 2016, and a recorded investment of $13,293, with a valuation allowance of $807, at December 31, 2015. The Company recorded a provision for loan loss expense of $115 on these loans during the three month period ending March 31, 2016.  The Company recorded a provision for loan loss expense of $120 on impaired loans carried at fair value during the three month period ending March 31, 2015.

Other real estate owned had a decline in fair value of $22 and $389 during the three month periods ending March 31, 2016 and 2015, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon comparative sales data provided by real estate brokers.  The Company transferred five properties from bank premises to bank property held for sale during the first quarter of 2016.  The Company recognized an impairment charge of $456 and $682 during the three month periods ending March 31, 2016 and 2015, respectively, related to bank properties held for sale.  In addition, the Company acquired seven branch properties held for sale as a result of the acquisitions of Community Bank of South Florida, Inc. (“Community”) and Hometown of Homestead Banking Company (“Hometown”) on March 1, 2016.

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

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates fair value and is classified as Level 2 for accrued interest receivable related to investment securities and Level 3 for accrued interest receivable related to loans.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at March 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$362,019	$362,019	$-	$-	$362,019
Trading securities	2,719	-	2,719	-	2,719
Investment securities available for sale	707,573	-	707,573	-	707,573
Investment securities held to maturity	256,849	-	259,599	-	259,599
FHLB and FRB stock	17,003	-	-	-	n/a
Loans held for sale	2,186	-	2,186	-	2,186
Loans, less allowance for loan losses of $23,122	3,125,099	-	-	3,127,172	3,127,172
Interest rate swap derivatives	41,111	-	41,111	-	41,111
Accrued interest receivable	11,677	-	3,601	8,076	11,677

Financial liabilities:
Deposits- without stated maturities	$3,459,742	$3,459,742	$-	$-	$3,459,742
Deposits- with stated maturities	632,425	-	633,637	-	633,637
Securities sold under agreement to repurchase	31,474	-	31,474	-	31,474
Federal funds purchased	225,298	-	225,298	-	225,298
Corporate debentures	25,782	-	-	21,912	21,912
Interest rate swap derivatives	42,893	-	42,893	-	42,893
Accrued interest payable	1,056	-	1,056	-	1,056

		Fair value measurements
at December 31, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$152,482	$152,482	$-	$-	$152,482
Trading securities	2,107	-	2,107	-	2,107
Investment securities available for sale	604,739	-	604,739	-	604,739
Investment securities held to maturity	272,840	-	273,983	-	273,983
FHLB and FRB stock	14,041	-	-	-	n/a
Loans held for sale	1,529	-	1,529	-	1,529
Loans, less allowance for loan losses of $22,264	2,571,512	-	-	2,574,516	2,574,516
FDIC indemnification asset	25,795	-	-	-	n/a
Interest rate swap derivatives	18,619	-	18,619	-	18,619
Accrued interest receivable	10,286	-	-	10,286	10,286

Financial liabilities:
Deposits- without stated maturities	$2,792,758	$2,792,758	$-	$-	$2,792,758
Deposits- with stated maturities	422,420	-	423,391	-	423,391
Securities sold under agreement to repurchase	27,472	-	27,472	-	27,472
Federal funds purchased	200,250	-	200,250	-	200,250
Other borrowed funds	25,000	-	25,000	-	25,000
Corporate debentures	24,093	-	-	19,734	19,734
Interest rate swap derivatives	19,822	-	19,822	-	19,822
Accrued interest payable	218	-	218	-	218

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month periods ending March 31, 2016 and 2015.

	Three month period ending March 31, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$41,434	$2,064	$-	$-	$43,498
Interest expense	(1,513)	(262)	(248)	-	(2,023)
Net interest income (expense)	39,921	1,802	(248)	-	41,475
Provision for loan losses	(458)	(52)	-	-	(510)
Non interest income	5,478	8,775	308	-	14,561
Non interest expense	(56,022)	(5,782)	(1,049)	-	(62,853)
Net (loss) income before taxes	(11,081)	4,743	(989)	-	(7,327)
Income tax benefit (provision)	3,983	(1,830)	370	-	2,523
Net (loss) income	$(7,098)	$2,913	$(619)	$-	$(4,804)
Total assets	$4,596,420	$366,956	$552,369	$(546,090)	$4,969,655

	Three month period ending March 31, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$37,751	$1,734	$-	-	$39,485
Interest expense	(1,496)	(132)	(237)	-	(1,865)
Net interest income (expense)	36,255	1,602	(237)	-	37,620
Provision for loan losses	(1,511)	(131)	-	-	(1,642)
Non interest income	2,281	6,800	-	-	9,081
Non interest expense	(23,899)	(5,595)	(1,109)	-	(30,603)
Net income before taxes	13,126	2,676	(1,346)	-	14,456
Income tax (provision) benefit	(4,792)	(1,032)	516	-	(5,308)
Net income (loss)	$8,334	$1,644	$(830)	-	$9,148
Total assets	$3,573,573	$305,667	$493,374	$(484,042)	$3,888,572

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through its subsidiary bank and two non bank subsidiaries, R4ALL and CSFL Insurance Corp., with 72 full service banking locations in 22 counties throughout Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,002	$-	$-	$1,002
Mortgage backed securities	666,911	6,472	1,055	672,328
Municipal securities	33,137	1,106	-	34,243
Total available-for-sale	$701,050	$7,578	$1,055	$707,573

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,002	$-	$2	$1,000
Mortgage backed securities	567,264	4,102	2,914	568,452
Municipal securities	34,131	1,156	-	35,287
Total available-for-sale	$602,397	$5,258	$2,916	$604,739

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2016 were securities acquired through the acquisitions of Community and Hometown on March 1, 2016. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the three months ended March 31, 2016 and 2015 were as follows:

For the three months ended:	March 31, 2016	March 31, 2015
Proceeds	$141,715	$-
Gross gains	-	-
Gross losses	-	-

The tax provision related to these net realized gains was $0 and $0, respectively.

The fair value of available for sale securities at March 31, 2016 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due in one year or less	$1,630	$1,618
Due after one year through five years	5,004	4,868
Due after five years through ten years	12,431	12,119
Due after ten years through thirty years	16,180	15,534
Mortgage backed securities	672,328	666,911
Total available-for-sale	$707,573	$701,050

Available for sale securities pledged at March 31, 2016 and December 31, 2015 had a carrying amount (estimated fair value) of $198,002 and $195,753 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Mortgage backed securities	107,881	325	31,900	730	139,781	1,055
Total temporarily impaired
available-for-sale securities	$107,881	$325	$31,900	$730	$139,781	$1,055

	December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,000	$2	$-	$-	$1,000	$2
Mortgage backed securities	282,299	1,599	32,892	1,315	315,191	2,914
Total temporarily impaired
available-for-sale securities	$283,299	$1,601	$32,892	$1,315	$316,191	$2,916

At March 31, 2016, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

Held-to-Maturity

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of March 31, 2016 and December 31, 2015.

	March 31, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$37,114	$91	$35	$37,170
Mortgage backed securities	149,368	644	73	149,939
Municipal securities	70,367	2,153	30	72,490
Total held-to-maturity	$256,849	$2,888	$138	$259,599

	December 31, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$57,610	$141	$23	$57,728
Mortgage backed securities	155,942	71	601	155,412
Municipal securities	59,288	1,566	11	60,843
Total held-to-maturity	$272,840	$1,778	$635	$273,983

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-maturity securities pledged at March 31, 2016 and December 31, 2015 had an estimated fair value of $45,997 and $48,246 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2016, there were no holdings of held-to-maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held to maturity securities at March 31, 2016 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities held-to-maturity	Value	Cost
Due after five years through ten years	$32,802	$32,763
Due after ten years through thirty years	76,858	74,718
Mortgage backed securities	149,939	149,368
Total held-to-maturity	$259,599	$256,849

The following table shows the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,947	$35	$-	$-	$9,947	$35
Mortgage backed securities	28,072	73	-	-	28,072	73
Municipal securities	1,687	30	-	-	1,687	30
Total temporarily impaired
held-to-maturity securities	$39,706	$138	$-	$-	$39,706	$138

	December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,958	$23	$-	$-	9,958	23
Mortgage backed securities	119,546	601	-	-	119,546	601
Municipal securities	1,735	11	-	-	1,735	11
Total temporarily impaired
held-to-maturity securities	$131,239	$635	$-	$-	$131,239	$635

At March 31, 2016, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2016	December 31, 2015
Loans excluding PCI loans
Real estate loans
Residential	$799,721	$647,496
Commercial	1,530,579	1,254,782
Land, development and construction	131,146	105,276
Total real estate	2,461,446	2,007,554
Commercial	373,628	307,321
Consumer and other loans	75,835	67,500
Loans before unearned fees and deferred cost	2,910,909	2,382,375
Net unearned fees and costs	796	873
Total loans excluding PCI loans	2,911,705	2,383,248
PCI loans (note 1)
Real estate loans
Residential	82,595	86,104
Commercial	127,354	105,629
Land, development and construction	19,912	15,548
Total real estate	229,861	207,281
Commercial	6,020	2,771
Consumer and other loans	635	476
Total PCI loans	236,516	210,528
Total loans	3,148,221	2,593,776
Allowance for loan losses for loans that are not PCI loans	(23,002)	(22,143)
Allowance for loan losses for PCI loans	(120)	(121)
Total loans, net of allowance for loan losses	$3,125,099	$2,571,512

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended March 31, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(495)	-	(495)
Recoveries of loans previously charged-off	843	-	843
Net recoveries	348	-	348
Provision (recovery) for loan losses	511	(1)	510
Balance at end of period	$23,002	$120	$23,122

Three months ended March 31, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(949)	(77)	(1,026)
Recoveries of loans previously charged-off	466	-	466
Net charge-offs	(483)	(77)	(560)
Provision (recovery) for loan losses	1,941	(299)	1,642
Balance at end of period	$20,842	$138	$20,980

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:

Three months ended March 31, 2016
Beginning of the period	$6,015	$10,559	$936	$3,212	$1,421	$22,143
Charge-offs	(81)	(225)	(34)	-	(155)	(495)
Recoveries	318	204	205	58	58	843
(Recovery) provision for loan losses	(428)	871	(211)	163	116	511
Balance at end of period	$5,824	$11,409	$896	$3,433	$1,440	$23,002

Three months ended March 31, 2015
Beginning of the period	$6,743	$8,269	$752	$2,330	$1,290	$19,384
Charge-offs	(328)	(60)	(71)	(278)	(212)	(949)
Recoveries	314	45	1	46	60	466
Provision for loan losses	37	1,057	147	435	265	1,941
Balance at end of period	$6,766	$9,311	$829	$2,533	$1,403	$20,842

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:

Three months ended March 31, 2016
Beginning of the period	$-	$103	$1	$3	$14	$121
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Recovery of loan losses	-	-	-	(1)	-	(1)
Balance at end of period	$-	$103	$1	$2	$14	$120

Three months ended March 31, 2015
Beginning of the period	$-	$372	$6	$136	$-	$514
Charge-offs	-	(77)	-	-	-	(77)
Recoveries	-	-	-	-	-	-
Recovery of loan losses	-	(165)	(2)	(132)	-	(299)
Balance at end of period	$-	$130	$4	$4	$-	$138

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of March 31, 2016	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$445	$441	$163	$7	$28	$1,084
Collectively evaluated for impairment	5,379	10,968	733	3,426	1,412	21,918
Purchased credit impaired	-	103	1	2	14	120
Total ending allowance balance	$5,824	$11,512	$897	$3,435	$1,454	$23,122

Loans:
Individually evaluated for impairment	$8,462	$15,169	$2,025	$1,992	$266	$27,914
Collectively evaluated for impairment	791,259	1,515,410	129,121	371,636	75,569	2,882,995
Purchased credit impaired	82,595	127,354	19,912	6,020	635	236,516
Total ending loan balances	$882,316	$1,657,933	$151,058	$379,648	$76,470	$3,147,425

	Real Estate Loans
As of December 31, 2015	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$402	$478	$164	$7	$29	$1,080
Collectively evaluated for impairment	5,613	10,081	772	3,205	1,392	21,063
Purchased credit impaired	-	103	1	3	14	121
Total ending allowance balance	$6,015	$10,662	$937	$3,215	$1,435	$22,264

Loans:
Individually evaluated for impairment	$8,096	$11,482	$2,267	$1,057	$273	$23,175
Collectively evaluated for impairment	639,400	1,243,300	103,009	306,264	67,227	2,359,200
Purchased credit impaired	86,104	105,629	15,548	2,771	476	210,528
Total ending loan balance	$733,600	$1,360,411	$120,824	$310,092	$67,976	$2,592,903

Loans collectively evaluated for impairment reported at March 31, 2016 include loans acquired from First Southern Bank (“FSB”) on June 1, 2014 and from Gulfstream Business Bank (“GSB”) on January 17, 2014 that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date. The aggregate fair value adjustment for these loans at their respective acquisition dates was approximately $17,761, or approximately 2.10% of the aggregate acquisition date balances.  The amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  The aggregate unamortized acquisition date fair value adjustment was approximately $8,639 and $9,354, which represents approximately 1.52% and 1.59% of the remaining outstanding balance of these acquired loans at March 31, 2016 and December 31, 2015, respectively.  Management has also estimated probable incurred losses based on performance since the respective acquisition dates, and based on these estimates, has included $2,571 in the Company’s general loan allowance with respect to these acquired loans.  Management believes the Company’s allowance for loan losses is adequate at March 31, 2016.  However, management recognizes that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

Loans collectively evaluated for impairment reported at March 31, 2016 also include loans acquired from Community and Hometown on March 1, 2016.  The acquired loans were recorded at estimated fair value at acquisition; therefore, no allowance for loan losses was recorded for these loans at March 31, 2016.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	Mar. 31, 2016	Dec. 31, 2015
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$9,969	$10,254
Nonperforming TDRs (these are included in NPLs)	5,381	4,873
Total TDRs (these are included in impaired loans)	15,350	15,127
Impaired loans that are not TDRs	12,564	8,048
Total impaired loans	$27,914	$23,175

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

TDRs as of March 31, 2016 and December 31, 2015 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of March 31, 2016	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,290	$2,172	$8,462
Commercial	1,944	3,008	4,952
Land, development, construction	575	91	666
Total real estate loans	8,809	5,271	14,080
Commercial	940	63	1,003
Consumer and other	220	47	267
Total TDRs	$9,969	$5,381	$15,350

As of December 31, 2015	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$5,987	$2,108	$8,095
Commercial	2,458	2,558	5,016
Land, development, construction	593	93	686
Total real estate loans	9,038	4,759	13,797
Commercial	991	66	1,057
Consumer and other	225	48	273
Total TDRs	$10,254	$4,873	$15,127

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $112 and partial charge offs of $63 on the TDR loans described above during the three month period ending March 31, 2016.  The Company recorded a provision for loan loss expense of $94 and partial charge-offs of $63 on TDR loans during the three month period ending March 31, 2015.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 65% of our TDRs are current pursuant to their modified terms, and $5,381, or approximately 35% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three period ending March 31, 2016 were $1,049.  The Company recorded a loan loss provision of $23 for loans modified during the three month period ending March 31, 2016.   Loans modified as TDRs during the three month period ending March 31, 2015 were $909.  The Company recorded a loan loss provision of $48 for loans modified during the three month period ending March 31, 2015.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending March 31, 2016 and 2015.

	Period ending		Period ending
	March 31, 2016		March 31, 2015
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	-	$-	3	$529
Commercial real estate	2	1,004	3	467
Land, development, construction	-	-	2	235
Commercial and Industrial	1	63	1	43
Consumer and other	-	-	2	34
Total	3	$1,067	11	$1,308

The Company recorded a provision for loan loss expense of $7 and $40 and partial charge offs of $19 and $31 on TDR loans that subsequently defaulted as described above during the three month periods ending March 31, 2016 and 2015, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of March 31, 2016	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,719	$5,394	$-
Commercial real estate	13,354	12,929	-
Land, development, construction	1,033	989	-
Commercial and industrial	1,651	1,635	-
Consumer, other	106	100	-

With an allowance recorded:
Residential real estate	3,141	3,068	445
Commercial real estate	2,525	2,240	441
Land, development, construction	1,062	1,036	163
Commercial and industrial	357	357	7
Consumer, other	176	166	28
Total	$29,124	$27,914	$1,084

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2015	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,784	$5,465	$-
Commercial real estate	9,595	9,202	-
Land, development, construction	1,869	1,229	-
Commercial and industrial	585	577	-
Consumer, other	109	103	-

With an allowance recorded:
Residential real estate	2,682	2,631	402
Commercial real estate	2,538	2,280	478
Land, development, construction	1,065	1,038	164
Commercial and industrial	484	480	7
Consumer, other	179	170	29
Total	$24,890	$23,175	$1,080

Three month period ending March 31, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,278	$57	$-
Commercial	13,326	55	-
Land, development, construction	2,146	12	-
Total real estate loans	23,750	124	-

Commercial and industrial	1,525	12	-
Consumer and other loans	270	3	-
Total	$25,545	$139	$-

Three month period ending March 31, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,279	$63	$-
Commercial	10,661	63	-
Land, development, construction	2,317	6	-
Total real estate loans	22,257	132	-

Commercial and industrial	1,099	8	-
Consumer and other loans	360	5	-
Total	$23,716	$145	$-

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Mar. 31, 2016	Dec. 31, 2015
Non accrual loans	$24,865	$20,833
Loans past due over 90 days and still accruing interest	-	-
Total non performing loans	$24,865	$20,833

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31, 2015, excluding purchased credit impaired loans:

As of March 31, 2016	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$8,678	$-
Commercial real estate	13,012	-
Land, development, construction	1,384	-
Commercial	1,531	-
Consumer, other	260	-
Total	$24,865	$-

As of December 31, 2015	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,540	$-
Commercial real estate	9,145	-
Land, development, construction	1,608	-
Commercial	187	-
Consumer, other	353	-
Total	$20,833	$-

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of March 31, 2016
Residential real estate	$799,721	$3,525	$180	$-	$3,705	$787,338	$8,678
Commercial real estate	1,530,579	4,071	602	-	4,673	1,512,894	13,012
Land/dev/construction	131,146	101	157	-	258	129,504	1,384
Commercial	373,628	2,642	152	-	2,794	369,303	1,531
Consumer	75,835	286	63	-	349	75,226	260
	$2,910,909	$10,625	$1,154	$-	$11,779	$2,874,265	$24,865

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2015
Residential real estate	$647,496	$2,118	$3,089	$-	$5,207	$632,749	$9,540
Commercial real estate	1,254,782	4,647	2,170	-	6,817	1,238,820	9,145
Land/dev/construction	105,276	280	595	-	875	102,793	1,608
Commercial	307,321	1,101	348	-	1,449	305,685	187
Consumer	67,500	285	90	-	375	66,772	353
	$2,382,375	$8,431	$6,292	$-	$14,723	$2,346,819	$20,833

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

		As of March 31, 2016
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$771,539	$9,980	$18,202	$-
Commercial real estate	1,437,536	65,336	27,707	-
Land/dev/construction	121,837	6,570	2,739	-
Commercial	365,368	4,506	3,754	-
Consumer	75,014	287	534	-
Total	$2,771,294	$86,679	$52,936	$-

		As of December 31, 2015
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$620,313	$9,585	$17,598	$ -
Commercial real estate	1,174,990	47,885	31,907	-
Land/dev/construction	95,885	5,896	3,495	-
Commercial	299,742	4,077	3,502	-
Consumer	66,683	297	520	-
Total	$2,257,613	$67,740	$57,022	$-
The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of March 31, 2016 and December 31, 2015:

As of March 31, 2016	Residential	Consumer
Performing	$791,043	$75,575
Nonperforming	8,678	260
Total	$799,721	$75,835

As of December 31, 2015	Residential	Consumer
Performing	$637,956	$67,147
Nonperforming	9,540	353
Total	$647,496	$67,500

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2016 and December 31, 2015. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Mar. 31, 2016	Dec. 31, 2015
Contractually required principal and interest	$373,886	$332,570
Non-accretable difference	(22,227)	(19,452)
Cash flows expected to be collected	351,659	313,118
Accretable yield	(115,143)	(102,590)
Carrying value of acquired loans	236,516	210,528
Allowance for loan losses	(120)	(121)
Carrying value less allowance for loan losses	$236,396	$210,407

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $3,364 and $6,057 from non-accretable difference to accretable yield during the three month periods ending March 31, 2016 and 2015 to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month periods ending March 31, 2016 and 2015.

Activity during the		Effect of	income	all other
three month period ending March 31, 2016	Dec. 31, 2015	acquisitions	accretion	adjustments	Mar. 31, 2016
Contractually required principal and interest	$332,570	$73,005	$-	$(31,689)	$373,886
Non-accretable difference	(19,452)	(9,295)	-	6,520	(22,227)
Cash flows expected to be collected	313,118	63,710	-	(25,169)	351,659
Accretable yield	(102,590)	(18,585)	8,908	(2,876)	(115,143)
Carry value of acquired loans	$210,528	$45,125	$8,908	$(28,045)	$236,516

Activity during the		Effect of	income	all other
three month period ending March 31, 2015	Dec. 31, 2014	acquisitions	accretion	adjustments	Mar. 31, 2015
Contractually required principal and interest	$460,836	$-	$-	$(49,601)	$411,235
Non-accretable difference	(68,757)	-	-	32,448	(36,309)
Cash flows expected to be collected	392,079	-	-	(17,153)	374,926
Accretable yield	(115,313)	-	9,930	(6,275)	(111,658)
Carry value of acquired loans	$276,766	$-	$9,930	$(23,428)	$263,268

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

	Three month period ended Mar. 31, 2016	Twelve month period ended Dec. 31, 2015
Beginning of the year	$25,795	$49,054
Amortization, net	(1,133)	(16,282)
Indemnification revenue	96	1,900
Indemnification of foreclosure expense	(197)	(4,001)
Proceeds from FDIC	(5,482)	(4,662)
Impairment (recovery) of loan pool	-	(214)
Loss from termination of loss share agreements	(19,079)	-
Period end balance	$-	$25,795

The FDIC agreements allow for the recovery of some payments made for loss share reimbursements under certain conditions based on the actual performance of the portfolios acquired. This true-up payment was estimated and accrued for as part of the overall FDIC indemnification asset analysis and was reflected as a separate liability. The accrual for this liability was reflected as additional amortization income or expense in noninterest income.  On February 3, 2016, the FDIC clawback liability was written-off as a result of the termination of FDIC loss share agreements as discussed above.  The activity in the true-up payment liability is as follows:

	Three month period ended Mar. 31, 2016	Twelve month period ended Dec. 31, 2015
Beginning of the year	$1,486	$1,205
True-up liability accrual	33	281
Gain from termination of loss share agreements	(1,519)	-
Period end balance	$-	$1,486

Impairment of loan pools

When a loan pool (with loss share) is impaired, the impairment expense is included in provision for loan losses, and the percentage of that loss to be reimbursed by the FDIC is recognized as income from FDIC reimbursement, and included in this line item. During the three month period ended March 31, 2016, there was no recovery of a prior period impairment, and therefore no reduction of indemnification income was recognized.

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

NOTE 8: Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $31,474 at March 31, 2016 compared to $27,472 at December 31, 2015.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of March 31, 2016	Securities	Securities	Total
Market value of securities pledged	$46,039	$1,145	$47,184
Borrowings related to pledged amounts	30,977	497	31,474
Market value pledged as a % of borrowings	149%	230%	150%

As of December 31, 2015
Market value of securities pledged	$45,745	$1,653	$47,398
Borrowings related to pledged amounts	27,179	293	27,472
Market value pledged as a % of borrowings	168%	564%	173%

Any risk related to these arrangements, primarily market value changes, are minimized due to the overnight (one day) maturity and the additional collateral pledged over the borrowed amounts.

NOTE 9: Business Combinations

Acquisition of Community Bank of South Florida, Inc.

On March 1, 2016, the Company completed its acquisition of Community Bank of South Florida, Inc. (“Community”) whereby Community merged with and into the Company. Pursuant to and simultaneously with the merger of Community with and into the Company, Community’s wholly owned subsidiary bank, Community Bank of Florida, Inc. merged with and into the Company’s subsidiary bank, CenterState Bank of Florida, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the Central and South Florida markets and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 12% and 14%, respectively, as compared with the balances at December 31, 2015, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $25,464 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.  Fair values are preliminary estimates due to pending appraisals on loans and other real estate owned.

The Company acquired 100% of the outstanding common stock of Community. The purchase price consisted of both cash and stock. Each share of Community common stock was either exchanged for $13.31 cash or 0.9148 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on February 29, 2016, the resulting purchase price was $64,986.  The table below summarizes the purchase price calculation.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Number of shares of Community common stock exchanged for CenterState common stock	2,488,260
Per share exchange ratio	0.9148
Number of shares of CenterState common stock less 218 of fractional shares	2,276,042
Multiplied by CenterState common stock price per share on February 29, 2016	$14.00
Fair value of CenterState common stock issued	$31,865
Total Community common shares exchanged for cash	2,488,261
Multiplied by the cash consideration each Community share is entitled to receive	$13.31
Total cash consideration, plus $3 for 218 of fractional shares	$33,121
Total purchase price	$64,986

The list below summarizes the estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the March 31, 2016 purchase date.

March 1, 2016
Assets:
Cash and cash equivalents	$79,800
Loans, held for investment	273,146
Purchased credit impaired loans	43,298
Loans held for sale	732
Investments	63,716
Accrued interest receivable	995
Branch real estate	10,646
Furniture and fixtures	459
Bank property held for sale	850
FHLB stock	420
Other repossessed real estate owned	4,819
Core deposit intangible	3,684
Goodwill	25,464
Deferred tax asset	11,754
Other assets	758
Total assets acquired	$520,541
Liabilities:
Deposits	$452,935
Notes payable	650
Accrued interest payable	604
Other liabilities	1,366
Total liabilities assumed	$455,555

In the acquisition, the Company purchased $316,444 of loans at fair value, net of $20,439, or 6.1%, estimated discount to the outstanding principal balance, representing 12.2% of the Company’s total loans at December 31, 2015. Of the total loans acquired, management identified $43,298 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.  The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of March 1, 2016 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$69,400
Non-accretable difference	(8,383)
Cash flows expected to be collected	61,017
Accretable yield	(17,719)
Total purchased credit-impaired loans acquired	$43,298

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book Balance	Fair Value
Loans:
Single family residential real estate	$76,035	$73,737
Commercial real estate	160,875	155,678
Construction/development/land	18,391	17,587
Commercial loans	19,467	19,294
Consumer and other loans	6,914	6,850
Purchased credit-impaired	55,201	43,298
Total earning assets	$336,883	$316,444

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $3,684, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Acquisition of Hometown of Homestead Banking Company

On March 1, 2016, the Company completed its acquisition of Hometown of Homestead Banking Company (“Hometown”) whereby a newly formed wholly-owned subsidiary of the Company merged with and into Hometown and, immediately thereafter, Hometown merged with and into the Company. Pursuant to and simultaneously with the merger of Hometown with and into the Company, Hometown’s subsidiary bank, 1st National Bank of South Florida, merged with and into the Company’s subsidiary bank, CenterState Bank of Florida, N.A.

The Company’s primary reasons for the transaction were to expand its market share in the southeast Florida market, together with its acquisition of Community as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 8% and 8%, respectively, as compared with the balances at December 31, 2015, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $3,289 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair values are preliminary estimates due to pending appraisals on loans and other real estate owned.

The Company acquired 100% of the outstanding common stock of Hometown. Each share of Hometown common stock was exchanged for $1.25, resulting in a purchase price of $19,150. The table below summarizes the purchase price calculation.

Number of shares of Hometown common stock outstanding at February 29, 2016	15,319,622
Multiplied by the cash consideration each Hometown share is entitled to receive	$1.25
Total purchase price	$19,150

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The list below summarizes the preliminary estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the March 1, 2016 purchase date.

March 1, 2016
Assets:
Cash and cash equivalents	$14,356
Loans, held for investment	195,960
Purchased credit impaired loans	1,827
Investments	77,999
Accrued interest receivable	1,163
Branch real estate	6,830
Furniture and fixtures	132
Bank property held for sale	3,897
Federal Reserve Bank and Federal Home Loan Bank stock	2,571
Other repossessed real estate owned	1,955
Core deposit intangible	2,598
Goodwill	3,289
Deferred tax asset	3,130
Other assets	842
Total assets acquired	$316,549
Liabilities:
Deposits	$252,977
Repurchase agreements	544
FHLB advances	31,768
Corporate debentures	10,640
Accrued interest payable	314
Other liabilities	1,156
Total liabilities assumed	$297,399

In the acquisition, the Company purchased $197,787 of loans at fair value, net of $3,051, or 1.5%, estimated discount to the outstanding principal balance, representing 7.6% of the Company’s total loans at December 31, 2015. Of the total loans acquired, management identified $1,827 with credit deficiencies.  All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.   The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of March 1, 2016 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$3,605
Non-accretable difference	(912)
Cash flows expected to be collected	2,693
Accretable yield	(866)
Total purchased credit-impaired loans acquired	$1,827

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book	Fair
	Balance	Value
Loans:
Single family residential real estate	$73,178	$72,994
Commercial real estate	111,175	109,837
Construction/development/land	6,491	6,173
Commercial loans	3,531	3,482
Consumer and other loans	3,529	3,474
Purchased credit-impaired	2,934	1,827
Total earning assets	$200,838	$197,787

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $2,598, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Pro-forma information

The pro-forma information for the periods presented below assumes the Community and Hometown acquisitions occurred at the beginning of 2015.

	Three month periods ended
	Mar. 31, 2016	Mar. 31, 2015
Net interest income	$46,376	$45,879
Net income available to common shareholders	$1,774	$10,995
EPS - basic	$0.04	$0.23
EPS - diluted	$0.04	$0.23

NOTE 11:  Recently Issued Accounting Standards

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

In January 2016, the FASB amended existing guidance related to the recognition and measurement of financial assets and financial liabilities.  The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.  When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. These amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In February 2016, the FASB amended existing guidance related to the recognition of lease assets and lease liabilities on the balance sheet and disclosures on key information about leasing arrangements.  The amendments in this update affect any entity that enters into a lease, with some specified scope exemptions.  The main difference between previous guidance and this amendment is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Board decided that lessees should be required to recognize the assets and liabilities arising from leases on the balance sheet.  In addition, disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, the Board decided to require qualitative disclosures along with specific quantitative disclosures. The Board’s intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.   An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous guidance unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous guidance.  The transition guidance in the amendment also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this update is permitted.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts presented herein are in thousands, except per share data, or unless otherwise noted.)

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2016 AND DECEMBER 31, 2015

Overview

Our total assets increased approximately 24% between March 31, 2016 and December 31, 2015 which was primarily the result of the acquisitions on March 1, 2016.  In addition to the growth through acqusitions, organic deposit growth increased $171,077 or 5% primarily in commercial checking.  The growth in liquidity from the liability increases was used primarily to support the 10% annualized loan growth (excluding PCI loans) during the period.  Our loan to deposit ratio was 76.9% and 80.7% at March 31, 2016 and December 31, 2015, respectively.

On March 1, 2016, we closed our previously announced transactions with Community Bank of South Florida, Inc. (“CBKS” or “Community”) and Hometown of Homestead Banking Company (“HBC” or “Hometown”) , whereby we acquired approximately $837,090 of assets including $514,231 of loans and additionally $705,912 of deposits.  Furthermore, we acquired 17 branch locations of which 15 are located in Miami-Dade and Monroe Counties and two are located in Polk County.  The two branches in Polk County were closed in March 2016 and six additional branches are scheduled to close in May 2016.

In February 2016, we terminated all existing loss share agreements with the FDIC.  As a result, the Company wrote off the remaining indemnification asset and the claw back liability, received cash from the FDIC and recognized a pretax loss on the transaction of approximately $17,560 during the current quarter.

These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $296,459 at March 31, 2016 (approximately 6% of total assets) as compared to $101,580 at December 31, 2015 (approximately 3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $707,573 at March 31, 2016 (approximately 14% of total assets) compared to $604,739 at December 31, 2015 (approximately 15% of total assets), an increase of $102,834 or 17%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	three month	three month
	period ended	period ended
	Mar. 31, 2016	Mar. 31, 2015
Beginning balance	$ 2,107	$ 3,420
Purchases	47,734	38,082
Proceeds from sales	(47,476)	(40,659)
Net realized gain on sales	326	136
Net unrealized gains	28	38
Ending balance	$ 2,719	$ 1,017

Investment securities held to maturity

At March 31, 2016, we had $256,849 (unamortized cost basis) of securities with an estimated fair value of $259,599, resulting in a net unrecognized gain of $2,750, compared to $272,840 (unamortized cost basis) of securities with an estimated fair value of $273,983 and a net unrecognized gain of $1,143 at December 31, 2015.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

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

	three month	three month
	period ended	period ended
	Mar. 31, 2016	Mar. 31, 2015
Beginning balance	$ 1,529	$ 1,251
Acquired from Community	732	---
Loans originated	5,425	7,431
Proceeds from sales	(5,598)	(8,324)
Net realized gain on sales	98	164
Ending balance	$ 2,186	$ 522

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the three months ended March 31, 2016, were $2,784,238 or 71.4% of average earning assets, as compared to $2,443,756, or 71.7% of average earning assets, for the three month period ending March 31, 2015. Total loans at March 31, 2016 and December 31, 2015 were $3,148,221 and $2,593,776, respectively. This represents a loan to total asset ratio of 63.3% and 64.5% and a loan to deposit ratio of 76.9% and 80.7%, at March 31, 2016 and December 31, 2015, respectively.

Non-PCI loans

At March 31, 2016, we have total Non-PCI loans of $2,911,705.  Total new loans originated during the three month period ended March 31, 2016 approximated $226.4 million, of which $188.9 million were funded. The weighted average interest rate on funded loans was approximately 3.6% during the three month period.  The graph below summarizes total loan production and funded loan production over the past nine quarters.  The loan origination pipeline is approximately $354 million at March 31, 2016 compared to $266 million at December 31, 2015.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at March 31, 2016 were $236,516 compared to $210,528 at December 31, 2015.  We acquired $45,125 of PCI loans at fair value, net of $13,010 estimated discount, with the acquisitions of Community and Hometown.

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

Total loans at March 31, 2016 are equal to $3,148,221. Of this amount, approximately 85.5% are collateralized by real estate, 12.1% are commercial non real estate loans and the remaining 2.4% are consumer and other non real estate loans. We have approximately $882,315 of single family residential loans which represents about 28% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 52.7% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2016	December 31, 2015
Loans excluding PCI loans
Real estate loans
Residential	$799,721	$647,496
Commercial	1,530,579	1,254,782
Land, development and construction	131,146	105,276
Total real estate	2,461,446	2,007,554
Commercial	373,628	307,321
Consumer and other loans	75,835	67,500
Loans before unearned fees and deferred cost	2,910,909	2,382,375
Net unearned fees and costs	796	873
Total loans excluding PCI loans	2,911,705	2,383,248
PCI loans (note 1)
Real estate loans
Residential	82,595	86,104
Commercial	127,354	105,629
Land, development and construction	19,912	15,548
Total real estate	229,861	207,281
Commercial	6,020	2,771
Consumer and other loans	635	476
Total PCI loans	236,516	210,528
Total loans	3,148,221	2,593,776
Allowance for loan losses for loans that are not PCI loans	(23,002)	(22,143)
Allowance for loan losses for PCI loans	(120)	(121)
Total loans, net of allowance for loan losses	$3,125,099	$2,571,512
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	March 31, 2016	December 31, 2015
Originated Loans
Real estate loans
Residential	$507,835	$491,149
Commercial	824,702	781,419
Land, development and construction loans	99,605	91,817
Total real estate loans	1,432,142	1,364,385
Commercial loans	290,658	251,855
Consumer and other loans	69,528	67,026
Total loans before unearned fees and costs	1,792,328	1,683,266
Unearned fees and costs	796	873
Total originated loans	1,793,124	1,684,139

Acquired Loans (1)
Real estate loans
Residential	291,886	156,347
Commercial	705,877	473,363
Land, development and construction loans	31,541	13,459
Total real estate loans	1,029,304	643,169
Commercial loans	82,970	55,466
Consumer and other loans	6,307	474
Total acquired loans	1,118,581	699,109

PCI loans
Real estate loans
Residential	82,595	86,104
Commercial	127,354	105,629
Land, development and construction loans	19,912	15,548
Total real estate loans	229,861	207,281
Commercial loans	6,020	2,771
Consumer and other loans	635	476
Total PCI loans	236,516	210,528

Total Loans	$3,148,221	$2,593,776

(1)	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction form TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida Bank acquisition (year 2016); and
•	Hometown of Homestead Banking Company (year 2016).

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at March 31, 2016 and December 31, 2015.

	Mar. 31, 2016			Dec. 31, 2015			increase (decrease)
	loan	ALLL		loan	ALLL		loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$1,768,628	$ 18,417	1.04%	$1,664,056	$ 17,326	1.04%	$ 104,572	$ 1,091	--- bps
Impaired originated loans	24,496	768	3.14%	20,083	757	3.77%	4,413	11	(63) bps
Total originated loans	1,793,124	19,185	1.07%	1,684,139	18,083	1.07%	108,985	1,102	--- bps

Acquired loans (2)	1,115,163	3,501	0.31%	696,017	3,737	0.54%	419,146	(236)	(23) bps
Impaired acquired loans (1)	3,418	316	9.25%	3,092	323	10.45%	326	(7)	(120)bps
Total acquired loans	1,118,581	3,817	0.34%	699,109	4,060	0.58%	419,472	(243)	(24) bps

Total non-PCI loans	2,911,705	23,002		2,383,248	22,143		528,457	859
PCI loans	236,516	120		210,528	121		25,988	(1)
Total loans	$3,148,221	$23,122		$2,593,776	$22,264		$ 554,445	$858

(1)	These are loans that were acquired as performing loans that subsequently became impaired.
(2)

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at March 31, 2016 was approximately $19,030 or 1.7% of the aggregate outstanding related loan balances.  Prior to March 31, 2016, the Company did not previously include loans acquired pursuant to the TD Bank and Federal Trust acquisitions that occurred in 2011.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016) and the Hometown of Homestead Banking Company acquisition (year 2016).  All prior periods have been reclassified to conform to this new presentation format.

The general loan loss allowance (non-impaired loans) relating to originated loans increased by $1,091 resulting primarily from an increase in loans outstanding.  Net changes resulting from a mixture of decreases and increases in the Company’s various two year historical loss factors and qualitative factors also slightly affected the net change.

The general loan loss allowance (non-impaired loans) relating to acquired loans decreased by $236 resulting primarily from a decrease in loans outstanding, excluding the two bank acquisitions (Community Bank and Hometown of Homestead Banking Company) which occurred during the current quarter.  At March 31, 2016 the loans acquired from these two acquisitions were equal to approximately $456,398.  These loans were recorded at estimated fair value at the March 1, 2016 acquisition date.  As such, there is no allowance for loan losses associated with these loans as of March 31, 2016.  The unamortized acquisition date fair value adjustment related to these loans at March 31, 2016 was approximately $10,162, or 2.2% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at March 31, 2016 are equal to $27,914 ($24,496 originated impaired loans plus $3,418 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,210 to $27,914 ($26,830 when the $1,084 specific allowance is considered) from their legal unpaid principal balance outstanding of $29,124.  In the aggregate, total impaired loans have been written down to approximately 92% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 90% of their legal unpaid principal balance.  Approximately $13,395 of the Company’s impaired loans (48%) are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at March 31, 2016. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended March 31, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(495)	-	(495)
Recoveries of loans previously charged-off	843	-	843
Net recoveries	348	-	348
Provision (recovery) for loan losses	511	(1)	510
Balance at end of period	$23,002	$120	$23,122

Three months ended March 31, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(949)	(77)	(1,026)
Recoveries of loans previously charged-off	466	-	466
Net charge-offs	(483)	(77)	(560)
Provision (recovery) for loan losses	1,941	(299)	1,642
Balance at end of period	$20,842	$138	$20,980

Nonperforming loans and nonperforming assets

Non performing loans exclude PCI loans and are defined as non accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non performing loans, as defined above, as a percentage of total non-PCI loans, were 0.85% at March 31, 2016, compared to 0.87% at December 31, 2015.

Non performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $40,888 at March 31, 2016, compared to $22,545 at December 31, 2015. Non performing assets as a percentage of total assets were 0.82% at March 31, 2016, compared to 0.56% at December 31, 2015. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Mar. 31, 2016	Dec 31, 2015
Non-accrual loans (note 1)	$24,865	$ 20,833
Accruing loans 90 days or more past due (note 1)	---	---
Total non-performing loans ("NPLs") (note 1)	24,865	20,833
Other real estate owned ("OREO") (note 2)	15,937	1,567
Repossessed assets other than real estate ("ORAs") (note 1)	86	145
Total non-performing assets ("NPAs") (note 2)	40,888	22,545
OREO covered by FDIC loss share agreements
80% covered	---	4,828
30% covered	---	4,742
0% covered	---	59
Total NPAs including FDIC covered OREO	$40,888	$ 32,174

NPLs as percentage of total loans (note 1)	0.85%	0.87%
NPAs as percentage of total assets
excluding FDIC covered OREO	0.82%	0.56%
including FDIC covered OREO	0.82%	0.80%
NPAs as percentage of loans and OREO and ORAs (note 1)
excluding FDIC covered OREO	1.40%	0.95%
including FDIC covered OREO	1.40%	1.34%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.40%	0.62%
Allowance for loan losses as percentage of NPLs (note 1)	93%	106%
note 1:	Excludes PCI loans.
note 2:	Excludes OREO covered by FDIC loss share agreements.

As shown in the table above, the largest component of non performing loans excluding loans covered by FDIC loss share agreements is non accrual loans. As of March 31, 2016 the Company had non accrual loans with an aggregate carrying value of $24,865 compared to December 31, 2015 when an aggregate book value of $20,833 was reported.

The second largest component of non performing assets after non accrual loans is OREO. At March 31, 2016, total OREO was $15,937 compared to $11,196 at December 31, 2015 (of which $9,629 was previously covered by FDIC loss sharing agreements).  On March 1, 2016, we acquired $6,774 in OREO from Community and Hometown after fair value adjustments.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At March 31, 2016 we have identified a total of $27,914 impaired loans, excluding PCI loans. A specific valuation allowance of $1,084 has been attached to $6,867 of impaired loans included in the total $27,914 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $27,914, has been partially charged down by $1,210 from their aggregate legal unpaid balance of $29,124.

The table below summarizes impaired loan data for the periods presented.

	Mar. 31, 2016	Dec. 31, 2015
Impaired loans with a specific valuation allowance	$ 6,867	$ 6,599
Impaired loans without a specific valuation allowance	21,047	16,576
Total impaired loans	$ 27,914	$ 23,175

Performing TDRs (these are not included in NPLs)	$9,969	$ 10,254
Non performing TDRs (these are included in NPLs)	5,381	4,873
Total TDRs	15,350	15,127
Impaired loans that are not TDRs	12,564	8,048
Total impaired loans	$ 27,914	$ 23,175

Bank premises and equipment

Bank premises and equipment was $116,734 at March 31, 2016 compared to $101,821 at December 31, 2015, an increase of $14,913 or 14.6%.  The primary component of the increase is $22,814 of branch real estate acquired on March 1, 2016 with the purchase of Community and Hometown.  In addition, we transferred $7,550 of branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Mar. 31, 2016	Dec 31, 2015
Land	$43,032	$35,941
Land improvements	1,049	995
Buildings	70,114	62,109
Leasehold improvements	5,923	5,917
Furniture, fixtures and equipment	32,528	31,666
Construction in progress	1,290	1,263
Subtotal	153,936	137,891
Less: accumulated depreciation	37,202	36,070
Total	$116,734	$101,821

We transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and sold two properties during the three months ending March 31, 2016.   Our branch real estate held for sale at March 31, 2016 and December 31, 2015 was $8,069 and $1,665, respectively, a net increase of $6,404.  The reduction due to the two sold properties is offset by the transfers into held for sale of $7,092, after impairment expense of $458.

Deposits

The cost of interest bearing deposits in the current quarter remained at 0.26% compared to the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter increased 1 bp to 0.17% compared to the prior quarter.  On March 1, 2016, we acquired approximately $705.9 million in deposits from Community and Hometown.  See “Overview” for additional information on regarding this transaction. The table below summarizes the Company’s deposit mix for the periods presented.

.

	Mar. 31, 2016	% of total	Dec 31, 2015	% of total
Demand - non-interest bearing	$1,489,530	36%	$1,133,138	35%
Demand - interest bearing	756,129	19%	679,714	21%
Savings deposits	341,864	9%	241,605	8%
Money market accounts	872,219	21%	738,301	23%
Time deposits	632,425	15%	422,420	13%
Total deposits	$4,092,167	100%	$3,215,178	100%

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $31,474 at March 31, 2016 compared to $27,472 at December 31, 2015.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At March 31, 2016 we had $225,298 of correspondent bank deposits or federal funds purchased, compared to $200,250 at December 31, 2015.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At March 31, 2016 there were no outstanding advances compared to $25,000 at December 31, 2015.

Corporate debentures

On January 22, 2016, we purchased, redeemed and terminated the Gulfstream Bancshares Capital Trust I $7,000 corporate debenture and recognized a gain on early extinguishment of debt of approximately $308.  On March 1, 2016, we assumed $16,000 in corporate debentures from Hometown of which we partially redeemed and terminated $6,000.  These corporate debentures were assumed through acquisitions, and as a result, were carried at less than par value at the time of termination.

Below is a schedule of statutory trust entities and the related corporate debentures formed and assumed through various acquisitions:

	Amount	Interest Rate	Maturity
CenterState Banks of Florida Statutory Trust I	$10,000	LIBOR + 3.05%	Sep. 2033
Valrico Capital Statutory Trust	$2,500	LIBOR + 2.70%	Sep. 2034
Federal Trust Statutory Trust I	$5,000	LIBOR + 2.95%	Sep. 2033
Gulfstream Bancshares Capital Trust II	$3,000	LIBOR + 1.70%	Mar. 2037
Homestead Statutory Trust I	$10,000	LIBOR + 1.65%	Jul. 2036

Stockholders’ equity

Stockholders’ equity at March 31, 2016, was $519,461, or 10.5% of total assets, compared to $490,514, or 12.2% of total assets at December 31, 2015. The increase in stockholders’ equity was due to the following items:

$490,514	Total stockholders' equity at December 31, 2015
(4,804)	Net loss during the period
(1,918)	Dividends paid on common shares ($0.04 per common share)
2,569	Net increase in market value of securities available for sale, net of deferred taxes
303	Stock options exercised, including tax benefit
1,279	Employee equity based compensation
(347)	Stock Repurchase (24,283 shares, average price of $14.28 per share)
31,865	Stock issued pursuant to acquisition of Community
$519,461	Total stockholders' equity at March 31, 2016

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of March 31, 2016, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

The U.S. Basel III Capital Rules require the Company and the Bank to maintain minimum amounts and ratios. The Company and the Bank are now subject to a capital conservation buffer in addition to the minimum risk-based capital ratios. The Company and Bank capital conservation buffer is determined by calculating the margin between the Company’s and Bank’s three risk-based asset ratios and the minimum required adequately capitalized ratio, with the lowest of the three margins resulting in the capital conservation buffer. The required buffer will be phased in over three years beginning January 1, 2016, and the phase-in amount for 2016 is 0.625 percent of risk-weighted assets. Failure to maintain the buffer will result in restrictions on the ability to make capital distributions and to pay discretionary bonuses to executive officers. As of March 31, 2016, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.

Selected consolidated capital ratios at March 31, 2016 and December 31, 2015 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2016
Total capital (to risk weighted assets)	$426,475	12.1%	$280,912	>8.0%	$145,563
Tier 1 capital (to risk weighted assets)	403,353	11.5%	210,684	>6.0%	192,669
Common equity Tier 1 capital (to risk weighted assets	383,231	10.9%	158,013	>4.5%	225,218
Tier 1 capital (to average assets)	403,353	9.6%	168,531	>4.0%	234,822

December 31, 2015
Total capital (to risk weighted assets)	$438,748	15.8%	$222,322	>8.0%	$216,426
Tier 1 capital (to risk weighted assets)	416,484	15.0%	166,742	>6.0%	249,742
Common equity Tier 1 capital (to risk weighted assets	399,876	14.4%	125,056	>4.5%	274,820
Tier 1 capital (to average assets)	416,484	10.5%	158,206	>4.0%	258,278

CenterState Bank of Florida, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2016
Total capital (to risk weighted assets)	$392,808	11.1%	$352,984	>10.0%	$39,824
Tier 1 capital (to risk weighted assets)	369,693	10.5%	282,387	>8.0%	87,306
Common equity Tier 1 capital (to risk weighted assets	369,693	10.5%	229,440	>6.5%	140,253
Tier 1 capital (to average assets)	369,693	8.8%	210,500	>5.0%	159,193

December 31, 2015
Total capital (to risk weighted assets)	$411,627	14.7%	$279,517	>10.0%	$132,110
Tier 1 capital (to risk weighted assets)	389,371	13.9%	223,613	>8.0%	165,758
Common equity Tier 1 capital (to risk weighted assets	389,371	13.9%	181,686	>6.5%	207,685
Tier 1 capital (to average assets)	389,371	9.9%	197,514	>5.0%	191,857

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 2016 AND 2015

Overview

We recognized a net loss of $4,804 or $0.10 per share basic and diluted for the three month period ended March 31, 2016, compared to net income of $9,148 or $0.20 per share basic and diluted for the same period in 2015.  A summary of the differences are listed in the table below.

	3 months ended	3 months ended	increase
	Mar. 31, 2016	Mar. 31, 2015	(decrease)
Net interest income	$41,475	$37,620	$3,855
Provision for loan losses	510	1,642	(1,132)
Net interest income after loan loss provision	40,965	35,978	4,987

Correspondent banking and capital markets division	8,775	6,800	1,975
IA amortization	(1,166)	(4,350)	3,184
FDIC revenue	96	667	(571)
Gain from early extinguishment of debt	308	-	308
All other non interest income	6,548	5,964	584
Total non interest income	14,561	9,081	5,480

Correspondent banking and capital markets division	5,782	5,595	187
Credit related expenses	359	(551)	910
Merger related expenses	11,172	-	11,172
Impairment of branch real estate held for sale	456	641	(185)
Termination of FDIC loss share agreements	17,560	-	17,560
All other non interest expense	27,524	24,918	2,606
Total non interest expense	62,853	30,603	32,250

Net income before provision for income taxes	(7,327)	14,456	(21,783)
Provision for income taxes	(2,523)	5,308	(7,831)
Net income	$(4,804)	$9,148	(13,952)

The primary differences between the two quarters presented above relate to the termination of the FDIC loss share agreements in February 2016 resulting in a charge of $17,560 and merger related expenses of $11,172 for the acquisitions of Community and Hometown on March 1, 2016.  Other differences between both quarters include lower IA amortization expense due to the termination of FDIC loss share agreements as stated above, increased correspondent revenue from our capital markets division and higher net interest income.

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of the loan growth and the increase in interest accretion in our PCI loan portfolio. The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Community and Hometown as of March 1, 2016. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $3,855 or 10.3% to $41,475 during the three month period ended March 31, 2016 compared to $37,620 for the same period in 2015. The $3,855 increase was the result of a $4,013 increase in interest income and a $158 increase in interest expense.

Interest earning assets averaged $3,899,028 during the three month period ended March 31, 2016 as compared to $3,406,822 for the same period in 2015, an increase of $492,206, or 14.4%. The yield on average interest earning assets decreased 21bps to 4.49% (19 bps to 4.56% tax equivalent basis) during the three month period ended March 31, 2016, compared to 4.70% (4.75% tax equivalent basis) for the same period in 2015. The combined effects of the $492,206 increase in average interest earning assets and the 21bps (19bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $4,013 ($4,274 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,519,372 during the three month period ended March 31, 2016 as compared to $2,265,656 for the same period in 2015, an increase of $253,716 or 11.2%. The cost of average interest bearing liabilities decreased 1bp to 0.32%

during the three month period ended March 31, 2016, compared to 0.33% for the same period in 2015. The combined effects of the $253,716 increase in average interest bearing liabilities and the 1bp decrease in cost of average interest bearing liabilities resulted in the $158 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2016 and 2015 on a tax equivalent basis.

	Three months ended March 31,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$2,569,240	$28,489	4.46%	$2,172,621	$24,482	4.57%
PCI loans (note 9)	214,998	8,908	16.66%	271,135	9,930	14.85%
Securities- taxable	791,292	5,062	2.57%	688,027	4,282	2.52%
Securities- tax exempt (note 8)	98,196	1,186	4.86%	63,792	819	5.21%
Fed funds sold and other (note 3)	225,302	538	0.96%	211,247	396	0.76%
Total interest earning assets	3,899,028	44,183	4.56%	3,406,822	39,909	4.75%

Allowance for loan losses	(22,616)			(20,980)
All other assets	479,454			468,645
Total assets	$4,355,866			$3,854,487

Interest bearing deposits (note 4)	2,266,700	1,481	0.26%	2,034,864	1,447	0.29%
Fed funds purchased	197,335	262	0.53%	176,109	132	0.30%
Other borrowings (note 5)	34,285	32	0.38%	30,744	49	0.65%
Corporate debenture (note 10)	21,052	248	4.74%	23,939	237	4.02%
Total interest bearing liabilities	2,519,372	2,023	0.32%	2,265,656	1,865	0.33%
Demand deposits	1,282,422			1,098,236
Other liabilities	56,650			32,373
Stockholders’ equity	497,422			458,222
Total liabilities and stockholders’ equity	$4,355,866			$3,854,487
Net interest spread (tax equivalent basis) (note 6)			4.24%			4.42%
Net interest income (tax equivalent basis)		$42,160			$38,044
Net interest margin (tax equivalent basis) (note 7)			4.35%			4.53%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $112 and ($34) for the three month periods ended March 31, 2016 and 2015.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($200) and ($235) for the three month periods ended March 31, 2016 and 2015.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $37 and $44 for the three month periods ended March 31, 2016 and 2015.

The primary reason for the decrease in our net interest margin (“NIM”) during the current quarter was due to the mix of interest earning assets between the two quarters.  Higher average balances in lower yielding assets, such as taxable securities and federal funds sold, and lower average balances in higher yielding assets, such as PCI loans, in the current quarter compared to the prior quarter contributed to the decrease in NIM.

The Company acquired two banks, Community and Hometown (the “Homestead” banks), on March 1, 2016.  As such, the acquired assets and assumed liabilities were included in the current quarter averages, but only for one month.  In addition to the effect these two banks had on the Company’s average interest earning assets and interest bearing liabilities, there also was acceleration of certain loan interest income accretion.  The tables below summarize these effects on the Company’s yield on both PCI loans and non-PCI loans during the current quarter compared to the prior quarter.

	Three months ended
	March 31, 2016			December 31, 2015
	average	interest	average	average	interest	average
	balance	income	rate	balance	income	rate
Loans (Non-PCI), as reported	$2,569,240	$28,489	4.46%	$2,363,060	$26,337	4.42%
Estimated average Homestead loans	(155,500)	(2,216)	5.73%
Estimated effect of rate increase on floating rate loans		(337)
Accelerated accretion and other interest adjustments		(486)			(742)
Adjusted loans (note 1)	$2,413,740	$25,450	4.24%	$2,363,060	$25,595	4.30%

	Three months ended
	March 31, 2016			December 31, 2015
	average	interest	average	average	interest	average
	balance	income	rate	balance	income	rate
PCI loans, as reported	$214,998	$8,908	16.66%	$222,685	$9,420	16.78%
Estimated average Homestead loans	(14,939)	(309)	8.32%
Accelerated accretion		(686)
Adjusted loans (note 1)	$200,059	$7,913	15.91%	$222,685	$9,420	16.78%

Note 1:

Excludes the estimated effect of the Homestead acquisitions, estimated effect of the Fed’s interest rate increase in December 2015 on the Company’s floating interest rate loans, accelerated accretion and other interest adjustments.

The adjusted average interest rate on Non-PCI loans, as shown in the table above, decreased from 4.30% during the fourth quarter of 2015 to 4.24% during the first quarter of 2016.  The primary reason for this, after adjustments, is due to new loan production being added during the current quarter at an approximate average interest rate of 3.6%.  Until the Company’s new loan production average interest rate approximates the average existing portfolio interest rate, it will have a contracting effect on the overall average interest rate on the loan portfolio, as shown in the above table.  The average interest rate on the acquired Homestead loans added on March 1, 2016 is higher than the average existing portfolio rate, which results in a positive effect on the loan portfolio.  These loans will be outstanding for the entire quarter during the second quarter of 2016 versus one month during the first quarter of 2016, and as such are expected to partially offset the contracting effect of lower interest rates on new loan production.

The recently acquired Homestead PCI loans have an average accretable yield (8.32%) that is lower than the Company’s existing accretable yield as shown in the PCI loan table above.  Although the blended average interest rate on this portfolio is lower when these are added, the interest income amount will be larger, which produces a positive effect on our NIM.  As with the Non-PCI loans, the acquired Homestead PCI loans will be outstanding for the entire second quarter of 2016 versus one month during the first quarter of 2016.

The table below summarizes the Company’s NIM, as reported on the previous page, and the NIM excluding accelerated interest income accretion related to both PCI and non-PCI loans for the periods presented.

	Three months ended
	March 31, 2016		December 31, 2015
	net interest		net interest
	income (1)	NIM	income (1)	NIM
NIM, as reported	$42,160	4.35%	$39,897	4.37%
Accelerated interest income accretion (2)	(1,172)		(742)
NIM, excluding accelerated accretion	$40,988	4.23%	$39,155	4.29%

Note 1:Tax equivalent basis.

Note 2:Includes both PCI and non-PCI loans.

As shown in the tables above, the Company’s reported NIMs for the current quarter and the previous quarter were 4.35% and 4.37%, respectively.  Excluding the accelerated interest income accretion, as shown above, the NIMs for the current quarter and the previous quarter were 4.23% and 4.29%, respectively.  If the PCI loans were producing a yield similar to the Company’s non-PCI loans, the NIMs during the current quarter and previous quarter would have been approximately 3.68% and 3.61%, respectively.  The primary reason for the increase to 3.68% was the higher average rate on the Homestead non-PCI loan yields that were acquired March 1, 2016 and the effect of the December 2015 Fed’s interest rate increase on the Company’s floating rate loans less the effect of the lower average interest rates on the Company’s new loan production.

Provision for loan losses

The provision for loan losses decreased $1,132 to $510 during the three month period ending March 31, 2016 compared to provision expense of $1,642 for the comparable period in 2015. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The decrease in our loan loss provision between the comparable periods is primarily a result of net recoveries versus net charge-offs, as well as improved credit metrics used to determine the appropriate allowance for loan losses. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2016 was $14,561 compared to $9,081 for the comparable period in 2015. This increase was the result of the following components listed in the table below.

	Mar 31,	Mar 31,	$ increase	% increase
Three month period ending:	2016	2015	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$7,371	$5,694	$1,677	29.5%
Other correspondent banking related revenue (note 2)	1,404	1,106	298	26.9%
Wealth management related revenue	735	970	(235)	(24.2)%
Service charges on deposit accounts	2,736	2,261	475	21.0%
Debit, prepaid, ATM and merchant card related fees	2,046	1,701	345	20.3%
BOLI income	565	593	(28)	(4.7)%
Other service charges and fees	466	439	27	6.2%
Subtotal	$15,323	$12,764	$2,559	20.0%
Gain on early extinguishment of debt	308	-	308	NM %
FDIC indemnification asset-amortization(see explanation below)	(1,166)	(4,350)	3,184	(73.2)%
FDIC indemnification income	96	667	(571)	(85.6)%
Total non-interest income	$14,561	$9,081	$5,480	60.3%

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

“Income from correspondent banking capital markets division” increased between the two periods presented above due to increased fees from hedging services and loan brokering fees.  In addition, the termination of the FDIC loss share agreements in February resulted in no further FDIC indemnification asset amortization which increased non-interest income by $3,184 compared to the same period in 2015.  Lastly, the early extinguishment of trust preferred debt in the period resulted in a gain of $308.

Non-interest expense

Non-interest expense for the three months ended March 31, 2016 increased $32,250, or 105.4%, to $62,853, compared to $30,603 for the same period in 2015. Components of our non-interest expenses are listed in the table below.

	Mar 31,	Mar 31,	$ increase	% increase
Three month period ending:	2016	2015	(decrease)	(decrease)
Salaries and wages	$16,137	$14,535	$1,602	11.0%
Incentive/bonus compensation	1,259	1,200	59	4.9%
Stock based compensation	1,080	830	250	30.1%
Employer 401K matching contributions	477	435	42	9.7%
Deferred compensation expense	160	161	(1)	(0.6)%
Health insurance and other employee benefits	1,260	1,330	(70)	(5.3)%
Payroll taxes	1,423	1,403	20	1.4%
Other employee related expenses	291	238	53	22.3%
Incremental direct cost of loan origination	(632)	(552)	(80)	14.5%
Total salaries, wages and employee benefits	21,455	19,580	1,875	9.6%

Loss on sale of OREO	(158)	(547)	389	(71.1)%
(Gain) loss on sale of FDIC covered OREO	-	(981)	981	(100.0)%
Valuation write down of OREO	22	61	(39)	(63.9)%
Valuation write down of FDIC covered OREO	-	328	(328)	(100.0)%
Loss on repossessed assets other than real estate	6	(1)	7	(700.0)%
Foreclosure and repossession related expenses	489	503	(14)	(2.8)%
Foreclosure and repo expense, FDIC (note 1)	-	86	(86)	(100.0)%
Total credit related expenses	359	(551)	910	(165.2)%

Occupancy expense	2,147	2,080	67	3.2%
Depreciation of premises and equipment	1,497	1,433	64	4.5%
Supplies, stationary and printing	299	365	(66)	(18.1)%
Marketing expenses	690	538	152	28.3%
Data processing expense	1,527	1,695	(168)	(9.9)%
Legal, auditing and other professional fees	903	735	168	22.9%
Bank regulatory related expenses	810	910	(100)	(11.0)%
Postage and delivery	355	368	(13)	(3.5)%
Debit, prepaid, ATM and merchant card related expenses	596	433	163	37.6%
CDI and Trust intangible amortization	678	666	12	1.8%
Internet and telephone banking	564	534	30	5.6%
Operational write-offs and losses	8	260	(252)	(96.9)%
Correspondent accounts and Federal Reserve charges	176	168	8	4.8%
Conferences/Seminars/Education/Training	133	117	16	13.7%
Director fees	209	179	30	16.8%
Travel expenses	79	84	(5)	(6.0)%
Other expenses	1,180	965	215	22.3%
Subtotal	33,665	30,559	3,106	10.2%
Impairment of bank property held for sale, net	456	641	(185)	(28.9)%
Lease termination recovery	-	(597)	597	(100.0)%
Merger and acquisition related expenses	11,172	-	11,172	NM %
Loss from termination of FDIC loss share agreements	17,560	-	17,560	NM %
Total non-interest expense	62,853	30,603	32,250	105.4%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding net impairments on bank property held for sale, merger related expenses and charges related to termination of FDIC loss sharing agreements, our non interest expenses increased $3,106, or 10.2% to $33,665 during the current quarter compared to $30,559 during the same quarter last year.  The overall primary reason for the increase relates to the acquisitions of Community and Hometown on March 1, 2016.

Provision for income taxes

We recognized an income tax benefit for the three months ended March 31, 2016 of $2,523 on a pre-tax loss of $7,327 (an effective tax rate of 34.4%) compared to an income tax provision of $5,308 on pre-tax income of $14,456 (an effective tax rate of 36.7%) for the comparable quarter in 2015.  The primary reason for the decrease in the effective tax rates is due to a larger percentage of tax exempt interest income relative to total revenue and the impact of CSFL Insurance Corp, the Company’s captive insurance subsidiary, incorporated in December 2015 pursuant to section 831(b) of the U.S. Tax Code.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2015. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2016. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2015 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
January 1, 2016	January 31, 2016	2,221 (1)	$14.20	---	1,934,735
February 1, 2016	February 29, 2016	16,521 (1)	$14.09	---	1,934,735
March 1, 2016	March 31, 2016	5,541 (1)	$14.89	---	1,934,735
Total for quarter ending March 31, 2016		24,283	$14.28	---	1,934,735

(1)

We did not repurchase any shares of our common stock during the first quarter of 2016 pursuant to our stock repurchase plan currently in place. We repurchased 24,283 shares of our common stock from our employees during the first quarter of 2016 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: May 4, 2016	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: May 4, 2016	By:	/s/ James J. Antal
James J. Antal
Senior Vice President
and Chief Financial Officer