Form 10-Q
period 2016-06-30
CenterState Banks, Inc.
filed 2016-08-03
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	48,005,596 shares
(class)	Outstanding at July 29, 2016

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$60,522	$50,902
Federal funds sold and Federal Reserve Bank deposits	223,533	101,580
Cash and cash equivalents	284,055	152,482
Trading securities, at fair value	-	2,107
Investment securities available for sale, at fair value	744,575	604,739
Investment securities held to maturity (fair value of $275,076 and $273,983
at June 30, 2016 and December 31, 2015, respectively)	267,082	272,840
Loans held for sale	4,329	1,529

Loans, excluding purchased credit impaired	2,978,108	2,383,248
Purchased credit impaired loans	216,859	210,528
Allowance for loan losses	(24,172)	(22,264)
Net Loans	3,170,795	2,571,512

Bank premises and equipment, net	116,129	101,821
Accrued interest receivable	10,990	10,286
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,003	14,041
Goodwill	105,492	76,739
Core deposit intangible, net	17,023	12,164
Trust intangible, net	768	837
Bank owned life insurance	97,109	85,890
Other repossessed real estate owned covered by FDIC loss share agreements	-	9,629
Other repossessed real estate owned	12,311	1,567
FDIC indemnification asset	-	25,795
Deferred income tax asset, net	62,774	46,220
Bank property held for sale	8,107	1,665
Interest rate swap derivatives	64,737	18,619
Prepaid expense and other assets	12,010	12,235
TOTAL ASSETS	$4,995,289	$4,022,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,486,600	$1,133,138
Demand - interest bearing	763,614	679,714
Savings and money market accounts	1,275,628	979,906
Time deposits	606,294	422,420
Total deposits	4,132,136	3,215,178

Securities sold under agreement to repurchase	30,591	27,472
Federal funds purchased	174,116	200,250
Other borrowed funds	-	25,000
Corporate debentures	25,841	24,093
Accrued interest payable	932	218
Interest rate swap derivatives	66,741	19,822
Payables and accrued expenses	26,961	20,170
Total liabilities	4,457,318	3,532,203

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 47,996,281 and 45,459,195 shares issued and outstanding
at June 30, 2016 and December 31, 2015, respectively	480	455
Additional paid-in capital	427,685	393,191
Retained earnings	102,522	95,430
Accumulated other comprehensive income	7,284	1,438
Total stockholders' equity	537,971	490,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,995,289	$4,022,717

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income:
Loans	$40,977	$36,786	$78,095	$71,054
Investment securities available for sale:
Taxable	4,768	3,803	9,830	8,085
Tax-exempt	942	667	1,722	1,206
Federal funds sold and other	622	369	1,160	765
	47,309	41,625	90,807	81,110
Interest expense:
Deposits	1,740	1,369	3,221	2,816
Securities sold under agreement to repurchase	28	54	55	103
Federal funds purchased	250	154	521	286
Corporate debentures	294	241	538	478
	2,312	1,818	4,335	3,683

Net interest income	44,997	39,807	86,472	77,427
Provision for loan losses	911	2,308	1,421	3,950
Net interest income after loan loss provision	44,086	37,499	85,051	73,477

Non interest income:
Correspondent banking capital markets revenue	8,049	7,334	15,420	13,028
Other correspondent banking related revenue	1,242	1,253	2,646	2,359
Service charges on deposit accounts	3,329	2,420	6,065	4,681
Debit, prepaid, ATM and merchant card related fees	2,182	1,823	4,228	3,524
Wealth management related revenue	795	990	1,530	1,960
FDIC indemnification income	-	359	96	1,026
FDIC indemnification asset amortization	-	(4,649)	(1,166)	(8,999)
Bank owned life insurance income	654	599	1,219	1,192
Other service charges and fees	720	444	1,494	883
Total other income	16,971	10,573	31,532	19,654

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands of dollars, except per share data)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Non interest expense:
Salaries, wages and employee benefits	22,959	19,925	44,414	39,505
Occupancy expense	2,477	2,566	4,624	5,011
Depreciation of premises and equipment	1,588	1,403	3,085	2,836
Supplies, stationary and printing	380	351	679	716
Marketing expenses	826	481	1,516	1,019
Data processing expense	1,765	1,127	3,292	2,457
Legal, audit and other professional fees	949	690	1,852	1,425
Core deposit intangible ("CDI") amortization	780	603	1,423	1,231
Postage and delivery	486	336	841	704
ATM and debit card related expenses	816	450	1,412	883
Bank regulatory expenses	968	883	1,778	1,793
(Gain) loss on sale of repossessed real estate (“OREO”)	(554)	27	(712)	(1,501)
Valuation write down of repossessed real estate (“OREO”)	392	390	414	779
Loss (gain) on repossessed assets other than real estate	31	-	37	(1)
Foreclosure related expenses	742	730	1,231	1,319
Merger and acquisition related expenses	-	-	11,172	-
Branch closure and efficiency initiatives	(38)	-	418	-
Loss from termination of FDIC loss share agreements	-	-	17,560	-
Other expenses	2,482	2,576	4,866	4,965
Total other expenses	37,049	32,538	99,902	63,141

Income before provision for income taxes	24,008	15,534	16,681	29,990
Provision for income taxes	8,274	5,656	5,751	10,964
Net income	$15,734	$9,878	$10,930	$19,026

Other comprehensive income, net of tax:
Unrealized securities holding gain (loss), net of income taxes	$3,277	$(3,536)	$5,846	$(2,522)
Less: reclassified adjustments for gain included in net income, net of income taxes, of $0, $0, $0 and $0 ,respectively	-	-	-	-
Net unrealized gain (loss) on available for sale securities, net of income taxes	$3,277	$(3,536)	$5,846	$(2,522)

Total comprehensive income	$19,011	$6,342	$16,776	$16,504

Earnings per share:
Basic	$0.33	$0.22	$0.23	$0.42
Diluted	$0.32	$0.21	$0.23	$0.41
Common shares used in the calculation of (loss) earnings per share:
Basic (1)	47,781,994	45,161,374	46,968,000	45,145,164
Diluted (1)	48,453,912	45,737,295	47,620,315	45,694,693

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2016 and 2015 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income	equity
Balances at January 1, 2015	45,323,553	$453	$388,698	$59,273	$4,053	$452,477

Net income				19,026		19,026
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $1,583					(2,522)	(2,522)

Dividends paid - common ($0.03 per share)				(1,363)		(1,363)
Stock grants issued	62,672	1	933			934
Stock based compensation expense			110			110
Stock options exercised, including tax benefit	100,511	1	571			572
Stock repurchase	(65,265)	(1)	(797)			(798)
Balances at June 30, 2015	45,421,471	$454	$389,515	$76,936	$1,531	$468,436

Balances at January 1, 2016	45,459,195	$455	$393,191	$95,430	$1,438	$490,514

Net income				10,930		10,930
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $3,671					5,846	5,846

Dividends paid - common ($0.08 per share)				(3,838)		(3,838)
Stock grants issued	188,826	2	198			200
Stock based compensation expense			2,142			2,142
Stock options exercised, including tax benefit	97,555	1	675			676
Stock repurchase	(25,337)	(1)	(363)			(364)
Stock issued pursuant to Community Bank acquisition	2,276,042	23	31,842			31,865
Balances at June 30, 2016	47,996,281	$480	$427,685	$102,522	$7,284	$537,971

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,930	$19,026
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,421	3,950
Depreciation of premises and equipment	3,085	2,836
Accretion of purchase accounting adjustments	(19,078)	(23,127)
Net amortization of investment securities	5,136	4,472
Net deferred loan origination fees	(394)	393
Trading securities revenue	(364)	(258)
Purchases of trading securities	(88,636)	(76,490)
Proceeds from sale of trading securities	91,107	78,660
Repossessed real estate owned valuation write down	414	779
Gain on sale of repossessed real estate owned	(712)	(1,501)
Loss (gain) on repossessed assets other than real estate	37	(1)
Gain on sale of loans held for sale	(321)	(291)
Loans originated and held for sale	(19,188)	(15,707)
Proceeds from sale of loans held for sale	17,441	15,593
Gain on disposal of and or sale of fixed assets	-	(4)
Gain on disposal of bank property held for sale	(40)	(57)
Impairment on bank property held for sale	458	682
Gain on extinguishment of debt	(308)	-
Deferred income taxes	(5,341)	1,470
Stock based compensation expense	2,142	1,642
Bank owned life insurance income	(1,219)	(1,192)
FDIC indemnification asset amortization	1,166	8,999
Loss from termination of FDIC loss share agreements	17,560	-
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	4,829	716
Net change in accrued interest payable, accrued expense, and other liabilities	5,390	2,178
Net cash provided by operating activities	$25,515	22,768

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Six months ended June 30,
	2016	2015
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$-	$(3,867)
Purchases of mortgage backed securities	(193,694)	(65,459)
Proceeds from pay-downs of mortgage backed securities	54,780	46,131
Proceeds from sales of investment securities	79,297	-
Proceeds from sales of mortgage backed securities	62,418	-
Proceeds from called investment securities	4,350	590
Held to maturity securities:
Purchases of investment securities	(43,430)	(48,335)
Purchases of mortgage backed securities	(3,730)	(30,776)
Proceeds from called investment securities	35,600	44,425
Proceeds from pay-downs of mortgage backed securities	16,427	20,611
Purchases of FHLB and FRB stock	-	(14)
Proceeds from sales of FHLB and FRB stock	29	208
Net increase in loans	(70,240)	(85,707)
Cash received from FDIC loss sharing agreements	5,482	5,016
Purchases of premises and equipment, net	(2,587)	(5,072)
Proceeds from sale of repossessed real estate	10,248	19,215
Proceeds from sale of fixed assets	-	9
Proceeds from sale of bank property held for sale	690	1,518
Purchase of bank owned life insurance	(10,000)	-
Net cash from bank acquisitions	41,885	-
Net cash used in investing activities	$(12,475)	$(101,507)
Cash flows from financing activities:
Net increase in deposits	211,583	44,877
Net increase in securities sold under agreement to repurchase	2,575	13,176
Net (decrease) increase in federal funds purchased	(26,134)	19,227
Net decrease in other borrowings	(57,418)	-
Extinguishment of debt	(8,680)	-
Net increase (decrease) in payable to shareholders for acquisitions	133	(243)
Stock options exercised, including tax benefit	676	572
Stock repurchased	(364)	(798)
Dividends paid	(3,838)	(1,363)
Net cash provided by financing activities	$118,533	$75,448

Net increase (decrease) in cash and cash equivalents	131,573	(3,291)
Cash and cash equivalents, beginning of period	152,482	158,413
Cash and cash equivalents, end of period	$284,055	$155,122

Transfer of loans to other real estate owned	$4,291	$6,888
Transfers of bank property to held for sale	$2,803	$970

Cash paid during the period for:
Interest	$4,254	$4,258
Income taxes	$9,890	$7,622

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState”), and non bank subsidiaries, R4ALL, Inc. and CSFL Insurance Corp. The subsidiary bank operates through 66 full service banking locations in 22 counties throughout Florida, providing traditional deposit and lending products and services to its commercial and retail customers.  R4ALL, Inc. is a separate non bank subsidiary of CSFL. Its purpose is to purchase troubled loans from the subsidiary bank and manage their eventual disposition.  CSFL Insurance Corp. is a non bank subsidiary of CSFL and its primary purpose is to function as a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

In addition, the Company also operates a correspondent banking and capital markets division. The division is integrated with and part of the subsidiary bank located in Winter Haven, Florida, although the majority of its bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia, Winston Salem, North Carolina and San Francisco, California. The business lines of this division are primarily divided into three inter-related revenue generating activities. The first, and largest, revenue generator is commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. The second category includes correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits. The third revenue generating category includes fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six month periods ended June 30, 2016 are not necessarily indicative of the results expected for the full year.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were an average of 319,022, 521,976, 422,201 and 575,964 stock options that were not considered in computing diluted earnings per common share because they were anti-dilutive during the three and six month periods ending June 30, 2016 and 2015, respectively. The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic
Net income available to common shareholders	$15,734	$9,878	$10,930	$19,026
Less: Earnings allocated to participating securities	(62)	(55)	(43)	(106)
Net income allocated to common shareholders	$15,672	$9,823	$10,887	$18,920

Weighted average common shares outstanding
including participating securities	47,969,791	45,413,916	47,156,412	45,397,043
Less: Participating securities (1)	(187,797)	(252,542)	(188,412)	(251,879)
Average shares	47,781,994	45,161,374	46,968,000	45,145,164
Basic earnings per common share	$0.33	$0.22	$0.23	$0.42

Diluted
Net income available to common shareholders	$15,672	$9,823	$10,887	$18,920
Weighted average common shares outstanding for
basic earnings per common share	47,781,994	45,161,374	46,968,000	45,145,164
Add: Dilutive effects of stock based compensation awards	671,918	575,921	652,315	549,529
Average shares and dilutive potential common shares	48,453,912	45,737,295	47,620,315	45,694,693
Diluted earnings per common share	$0.32	$0.21	$0.23	$0.41

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30, 2016
Assets:
Trading securities	$—	—	$—	—
Available for sale securities
U.S. Treasury securities	1,002	—	1,002	—
Mortgage backed securities	712,624	—	712,624	—
Municipal securities	30,949	—	30,949	—
Interest rate swap derivatives	64,737	—	64,737	—

Liabilities:
Interest rate swap derivatives	66,741	—	66,741	—

at December 31, 2015
Assets:
Trading securities	$2,107	—	$2,107	—
Available for sale securities
U.S. Treasury securities	1,000	—	1,000	—
Mortgage backed securities	568,452	—	568,452	—
Municipal securities	35,287	—	35,287	—
Interest rate swap derivatives	18,619	—	18,619	—

Liabilities:
Interest rate swap derivatives	19,822	—	19,822	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2016, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30, 2016
Assets:
Impaired loans
Residential real estate	$3,448	—	—	$3,448
Commercial real estate	12,030	—	—	12,030
Land, land development and construction	1,018	—	—	1,018
Commercial	1,239	—	—	1,239
Consumer	73	—	—	73
Other real estate owned
Residential real estate	734	—	—	734
Commercial real estate	1,213	—	—	1,213
Land, land development and construction	1,480	—	—	1,480
Bank property held for sale	1,014	—	—	1,014

at December 31, 2015
Assets:
Impaired loans
Residential real estate	$3,288	—	—	$3,288
Commercial real estate	7,061	—	—	7,061
Land, land development and construction	1,767	—	—	1,767
Commercial	280	—	—	280
Consumer	90	—	—	90
Other real estate owned
Residential real estate	85	—	—	85
Commercial real estate	1,506	—	—	1,506
Land, land development and construction	2,002	—	—	2,002
Bank property held for sale	1,665	—	—	1,665

Impaired loans measured at fair value had a recorded investment of $18,594 with a valuation allowance of $786, at June 30, 2016, and a recorded investment of $13,293, with a valuation allowance of $807, at December 31, 2015. The Company recorded a provision for loan loss expense of $389 and $498 on these loans during the three and six month periods ending June 30, 2016.  The Company recorded a provision for loan loss expense of $492 and $572 on impaired loans carried at fair value during the three and six month periods ending June 30, 2015.

Other real estate owned had a decline in fair value of $392, $390, $414 and $779 during the three and six month periods ending June 30, 2016 and 2015, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals.  The Company recognized an impairment charge (recovery) of ($38), ($16), $418 and $625 during the three and six month periods ending June 30, 2016 and 2015, respectively, related to bank properties held for sale.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at June 30, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$284,055	$284,055	$-	$-	$284,055
Trading securities	-	-	-	-	-
Investment securities available for sale	744,575	-	744,575	-	744,575
Investment securities held to maturity	267,082	-	275,076	-	275,076
FHLB and FRB stock	17,003	-	-	-	n/a
Loans held for sale	4,329	-	4,329	-	4,329
Loans, less allowance for loan losses of $24,172	3,170,795	-	-	3,172,592	3,172,592
Interest rate swap derivatives	64,737	-	64,737	-	64,737
Accrued interest receivable	10,990	-	3,873	7,117	10,990

Financial liabilities:
Deposits- without stated maturities	$3,525,842	$3,525,842	$-	$-	$3,525,842
Deposits- with stated maturities	606,294	-	607,910	-	607,910
Securities sold under agreement to repurchase	30,591	-	30,591	-	30,591
Federal funds purchased	174,116	-	174,116	-	174,116
Corporate debentures	25,841	-	-	22,069	22,069
Interest rate swap derivatives	66,741	-	66,741	-	66,741
Accrued interest payable	932	-	932	-	932

		Fair value measurements
at December 31, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$152,482	$152,482	$-	$-	$152,482
Trading securities	2,107	-	2,107	-	2,107
Investment securities available for sale	604,739	-	604,739	-	604,739
Investment securities held to maturity	272,840	-	273,983	-	273,983
FHLB and FRB stock	14,041	-	-	-	n/a
Loans held for sale	1,529	-	1,529	-	1,529
Loans, less allowance for loan losses of $22,264	2,571,512	-	-	2,574,516	2,574,516
FDIC indemnification asset	25,795	-	-	-	n/a
Interest rate swap derivatives	18,619	-	18,619	-	18,619
Accrued interest receivable	10,286	-	-	10,286	10,286

Financial liabilities:
Deposits- without stated maturities	$2,792,758	$2,792,758	$-	$-	$2,792,758
Deposits- with stated maturities	422,420	-	423,391	-	423,391
Securities sold under agreement to repurchase	27,472	-	27,472	-	27,472
Federal funds purchased	200,250	-	200,250	-	200,250
Other borrowed funds	25,000	-	25,000	-	25,000
Corporate debentures	24,093	-	-	19,734	19,734
Interest rate swap derivatives	19,822	-	19,822	-	19,822
Accrued interest payable	218	-	218	-	218

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and six month periods ending June 30, 2016 and 2015.

	Three month period ending June 30, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$45,509	$1,800	$-	$-	$47,309
Interest expense	(1,768)	(245)	(299)	-	(2,312)
Net interest income (expense)	43,741	1,555	(299)	-	44,997
Provision for loan losses	(887)	(24)	-	-	(911)
Non interest income	7,680	9,291	-	-	16,971
Non interest expense	(29,887)	(6,159)	(1,003)	-	(37,049)
Net income (loss) before taxes	20,647	4,663	(1,302)	-	24,008
Income tax (provision) benefit	(6,974)	(1,797)	497	-	(8,274)
Net income (loss)	$13,673	$2,866	$(805)	$-	$15,734
Total assets	$4,657,639	$330,614	$570,396	$(563,360)	$4,995,289

	Six month period ending June 30, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$86,943	$3,864	$-	$-	$90,807
Interest expense	(3,281)	(507)	(547)	-	(4,335)
Net interest income (expense)	$83,662	$3,357	$(547)	-	$86,472
Provision for loan losses	(1,345)	(76)	-	-	(1,421)
Non interest income	13,158	18,066	308	-	31,532
Non interest expense	(85,909)	(11,941)	(2,052)	-	(99,902)
Net income (loss) before taxes	$9,566	$9,406	$(2,291)	-	$16,681
Income tax (provision) benefit	(2,991)	(3,627)	867	-	(5,751)
Net income (loss)	$6,575	$5,779	$(1,424)	$-	$10,930
Total assets	$4,657,639	$330,614	$570,396	$(563,360)	$4,995,289

	Three month period ending June 30, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	40,005	1,620	-	-	41,625
Interest expense	(1,424)	(153)	(241)	-	(1,818)
Net interest income (expense)	38,581	1,467	(241)	-	39,807
Provision for loan losses	(2,284)	(24)	-	-	(2,308)
Non interest income	1,986	8,587	-	-	10,573
Non interest expense	(25,400)	(6,008)	(1,130)	-	(32,538)
Net income (loss) before taxes	12,883	4,022	(1,371)	-	15,534
Income tax (provision) benefit	(4,629)	(1,551)	524	-	(5,656)
Net income (loss)	8,254	2,471	(847)	-	9,878
Total assets	3,567,183	296,215	499,388	(489,577)	3,873,209

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Six month period ending June 30, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$77,756	$3,354	$-	$-	$81,110
Interest expense	(2,920)	(285)	(478)	-	(3,683)
Net interest income	74,836	3,069	(478)	-	77,427
Provision for loan losses	(3,795)	(155)	-	-	(3,950)
Non interest income	4,267	15,387	-	-	19,654
Non interest expense	(49,299)	(11,603)	(2,239)	-	(63,141)
Net income (loss) before taxes	26,009	6,698	(2,717)	-	29,990
Income tax (provision) benefit	(9,420)	(2,584)	1,040	-	(10,964)
Net income (loss)	$16,589	$4,114	$(1,677)	$-	$19,026
Total assets	$3,567,183	$296,215	$499,388	$(489,577)	$3,873,209

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates through its subsidiary bank and two non bank subsidiaries, R4ALL and CSFL Insurance Corp., with 66 full service banking locations in 22 counties throughout Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,001	$1	$-	$1,002
Mortgage backed securities	702,083	10,824	283	712,624
Municipal securities	29,632	1,317	-	30,949
Total available-for-sale	$732,716	$12,142	$283	$744,575

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,002	$-	$2	$1,000
Mortgage backed securities	567,264	4,102	2,914	568,452
Municipal securities	34,131	1,156	-	35,287
Total available-for-sale	$602,397	$5,258	$2,916	$604,739

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2016 were securities acquired through the acquisitions of Community and Hometown on March 1, 2016. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the six months ended June 30, 2016 and 2015 were as follows:

For the six months ended:	June 30, 2016	June 30, 2015
Proceeds	$141,715	$-
Gross gains	-	-
Gross losses	-	-

The tax provision related to these net realized gains was $0 and $0, respectively.

The fair value of available for sale securities at June 30, 2016 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due in one year or less	$1,626	$1,617
Due after one year through five years	4,836	4,648
Due after five years through ten years	12,333	11,845
Due after ten years through thirty years	13,156	12,523
Mortgage backed securities	712,624	702,083
Total available-for-sale	$744,575	$732,716

Available for sale securities pledged at June 30, 2016 and December 31, 2015 had a carrying amount (estimated fair value) of $245,424 and $195,753 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$50,636	$137	$26,563	$146	$77,199	$283
Total temporarily impaired
available-for-sale securities	$50,636	$137	$26,563	$146	$77,199	$283

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$1,000	$2	$-	$-	$1,000	$2
Mortgage backed securities	282,299	1,599	32,892	1,315	315,191	2,914
Total temporarily impaired
available-for-sale securities	$283,299	$1,601	$32,892	$1,315	$316,191	$2,916

At June 30, 2016, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

Held-to-Maturity

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of June 30, 2016 and December 31, 2015.

	June 30, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$22,132	$81	$-	$22,213
Mortgage backed securities	142,413	1,677	3	144,087
Municipal securities	102,537	6,239	-	108,776
Total held-to-maturity	$267,082	$7,997	$3	$275,076

	December 31, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$57,610	$141	$23	$57,728
Mortgage backed securities	155,942	71	601	155,412
Municipal securities	59,288	1,566	11	60,843
Total held-to-maturity	$272,840	$1,778	$635	$273,983

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-maturity securities pledged at June 30, 2016 and December 31, 2015 had a carrying amount of $48,704 and $48,246 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2016, there were no holdings of held-to-maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of held to maturity securities at June 30, 2016 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities held-to-maturity	Value	Cost
Due after five years through ten years	$17,845	$17,781
Due after ten years through thirty years	113,144	106,888
Mortgage backed securities	144,087	142,413
Total held-to-maturity	$275,076	$267,082

The following table shows the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$8,978	$3	$-	$-	$8,978	$3
Total temporarily impaired
held-to-maturity securities	$8,978	$3	$-	$-	$8,978	$3

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,958	$23	$-	$-	9,958	23
Mortgage backed securities	119,546	601	-	-	119,546	601
Municipal securities	1,735	11	-	-	1,735	11
Total temporarily impaired
held-to-maturity securities	$131,239	$635	$-	$-	$131,239	$635

At June 30, 2016, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2016	December 31, 2015
Loans excluding PCI loans
Real estate loans
Residential	$802,441	$647,496
Commercial	1,593,380	1,254,782
Land, development and construction	125,381	105,276
Total real estate	2,521,202	2,007,554
Commercial	377,195	307,321
Consumer and other loans	79,232	67,500
Loans before unearned fees and deferred cost	2,977,629	2,382,375
Net unearned fees and costs	479	873
Total loans excluding PCI loans	2,978,108	2,383,248
PCI loans (note 1)
Real estate loans
Residential	78,371	86,104
Commercial	120,255	105,629
Land, development and construction	11,649	15,548
Total real estate	210,275	207,281
Commercial	5,974	2,771
Consumer and other loans	610	476
Total PCI loans	216,859	210,528
Total loans	3,194,967	2,593,776
Allowance for loan losses for loans that are not PCI loans	(24,066)	(22,143)
Allowance for loan losses for PCI loans	(106)	(121)
Total loans, net of allowance for loan losses	$3,170,795	$2,571,512

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2016
Balance at beginning of period	$23,002	$120	$23,122
Loans charged-off	(326)	-	(326)
Recoveries of loans previously charged-off	465	-	465
Net recoveries	139	-	139
Provision for loan losses	925	(14)	911
Balance at end of period	$24,066	$106	$24,172

Three months ended June 30, 2015
Balance at beginning of period	$20,842	$138	$20,980
Loans charged-off	(783)	-	(783)
Recoveries of loans previously charged-off	429	-	429
Net charge-offs	(354)	-	(354)
Provision for loan losses	2,330	(22)	2,308
Balance at end of period	$22,818	$116	$22,934

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six months ended June 30, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(821)	-	(821)
Recoveries of loans previously charged-off	1,308	-	1,308
Net recoveries	487	-	487
Provision for loan losses	1,436	(15)	1,421
Balance at end of period	$24,066	$106	$24,172

Six months ended June 30, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(1,732)	(77)	(1,809)
Recoveries of loans previously charged-off	895	-	895
Net charge-offs	(837)	(77)	(914)
Provision for loan losses	4,271	(321)	3,950
Balance at end of period	$22,818	$116	$22,934

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended June 30, 2016
Beginning of the period	$5,824	$11,409	$896	$3,433	$1,440	$23,002
Charge-offs	(52)	(41)	-	(23)	(210)	(326)
Recoveries	242	93	30	61	39	465
Provision for loan losses	(105)	993	(127)	26	138	925
Balance at end of period	$5,909	$12,454	$799	$3,497	$1,407	$24,066

Three months ended June 30, 2015
Beginning of the period	$6,766	$9,311	$829	$2,533	$1,403	$20,842
Charge-offs	(75)	-	-	(534)	(174)	(783)
Recoveries	273	75	3	43	35	429
Provision for loan losses	(200)	1,263	35	993	239	2,330
Balance at end of period	$6,764	$10,649	$867	$3,035	$1,503	$22,818

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended June 30, 2016
Beginning of the period	$-	$103	$1	$2	$14	$120
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(11)	(1)	(2)	-	(14)
Balance at end of period	$-	$92	$-	$-	$14	$106

Three months ended June 30, 2015
Beginning of the period	$-	$130	$4	$4	$-	$138
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(19)	(2)	(1)	-	(22)
Balance at end of period	$-	$111	$2	$3	$-	$116

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Six months ended June 30, 2016
Beginning of the period	$6,015	$10,559	$936	$3,212	$1,421	$22,143
Charge-offs	(133)	(266)	(34)	(23)	(365)	(821)
Recoveries	560	297	235	119	97	1,308
Provision for loan losses	(533)	1,864	(338)	189	254	1,436
Balance at end of period	$5,909	$12,454	$799	$3,497	$1,407	$24,066

Six months ended June 30, 2015
Beginning of the period	$6,743	$8,269	$752	$2,330	$1,290	$19,384
Charge-offs	(403)	(60)	(71)	(812)	(386)	(1,732)
Recoveries	587	120	4	89	95	895
Provision for loan losses	(163)	2,320	182	1,428	504	4,271
Balance at end of period	$6,764	$10,649	$867	$3,035	$1,503	$22,818

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Six months ended June 30, 2016
Beginning of the period	$-	$103	$1	$3	$14	$121
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(11)	(1)	(3)	-	(15)
Balance at end of period	$-	$92	$-	$-	$14	$106

Six months ended June 30, 2015
Beginning of the period	$-	$372	$6	$136	$-	$514
Charge-offs	-	(77)	-	-	-	(77)
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(184)	(4)	(133)	-	(321)
Balance at end of period	$-	$111	$2	$3	$-	$116

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of June 30, 2016	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$674	$214	$162	$16	$27	$1,093
Collectively evaluated for impairment	5,235	12,240	637	3,481	1,380	22,973
Purchased credit impaired	-	92	-	-	14	106
Total ending allowance balance	$5,909	$12,546	$799	$3,497	$1,421	$24,172

Loans:
Individually evaluated for impairment	$8,558	$12,921	$1,228	$1,926	$251	$24,884
Collectively evaluated for impairment	793,883	1,580,459	124,153	375,269	78,981	2,952,745
Purchased credit impaired	78,371	120,255	11,649	5,974	610	216,859
Total ending loan balances	$880,812	$1,713,635	$137,030	$383,169	$79,842	$3,194,488

	Real Estate Loans
As of December 31, 2015	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$402	$478	$164	$7	$29	$1,080
Collectively evaluated for impairment	5,613	10,081	772	3,205	1,392	21,063
Purchased credit impaired	-	103	1	3	14	121
Total ending allowance balance	$6,015	$10,662	$937	$3,215	$1,435	$22,264

Loans:
Individually evaluated for impairment	$8,096	$11,482	$2,267	$1,057	$273	$23,175
Collectively evaluated for impairment	639,400	1,243,300	103,009	306,264	67,227	2,359,200
Purchased credit impaired	86,104	105,629	15,548	2,771	476	210,528
Total ending loan balance	$733,600	$1,360,411	$120,824	$310,092	$67,976	$2,592,903

Loans collectively evaluated for impairment reported at June 30, 2016 include loans acquired from First Southern Bank (“FSB”) on June 1, 2014 and from Gulfstream Business Bank (“GSB”) on January 17, 2014 that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date. The aggregate fair value adjustment for these loans at their respective acquisition dates was approximately $17,761, or approximately 2.10% of the aggregate acquisition date balances.  The amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  The aggregate unamortized acquisition date fair value adjustment was approximately $7,731 and $9,354, which represents approximately 1.44% and 1.59% of the remaining outstanding balance of these acquired loans at June 30, 2016 and December 31, 2015, respectively.  Management has also estimated probable incurred losses based on performance since the respective acquisition dates, and based on these estimates, has included $2,438 in the Company’s general loan allowance with respect to these acquired loans.  Management believes the Company’s allowance for loan losses is adequate at June 30, 2016.  However, management recognizes that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

Loans collectively evaluated for impairment reported at June 30, 2016 also include loans acquired from Community Bank of South Florida, Inc. (‘Community”) and Hometown of Homestead Banking Company (“Hometown”) on March 1, 2016.  The acquired

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

loans were recorded at estimated fair value at acquisition; therefore, no allowance for loan losses was recorded for these loans at June 30, 2016.

The table below summarizes impaired loan data for the periods presented.

	Jun. 30, 2016	Dec. 31, 2015
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$9,794	$10,254
Nonperforming TDRs (these are included in NPLs)	5,101	4,873
Total TDRs (these are included in impaired loans)	14,895	15,127
Impaired loans that are not TDRs	9,989	8,048
Total impaired loans	$24,884	$23,175

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

TDRs as of June 30, 2016 and December 31, 2015 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of June 30, 2016	Accruing	Non Accrual	Total
Real estate loans:
Residential	$6,592	$1,966	$8,558
Commercial	1,817	2,940	4,757
Land, development, construction	293	89	382
Total real estate loans	8,702	4,995	13,697
Commercial	888	60	948
Consumer and other	204	46	250
Total TDRs	$9,794	$5,101	$14,895

As of December 31, 2015	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$5,987	$2,108	$8,095
Commercial	2,458	2,558	5,016
Land, development, construction	593	93	686
Total real estate loans	9,038	4,759	13,797
Commercial	991	66	1,057
Consumer and other	225	48	273
Total TDRs	$10,254	$4,873	$15,127

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $360 and $464 and partial charge offs of $90 and $153 on the TDR loans described above during the three and six month periods ending June 30, 2016.  The Company recorded a provision for loan loss expense of $935 and $1,024 and partial charge-offs of $81 and $175 on TDR loans during the three and six month periods ending June 30, 2015.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 66% of our TDRs are current pursuant to their modified terms, and $5,101, or approximately 34% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and six month periods ending June 30, 2016 were $992 and $2,025.  The Company recorded a loan loss provision of $174 and $197 for loans modified during the three and six month periods ending June 30, 2016.

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

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending June 30, 2016 and 2015.

	Period ending		Period ending
	June 30, 2016		June 30, 2015
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	2	$172	4	$788
Commercial real estate	2	974	5	1,733
Land, development, construction	-	-	1	98
Commercial and Industrial	1	60	-	-
Consumer and other	-	-	1	27
Total	5	$1,206	11	$2,646

The Company recorded a provision for loan loss expense of $78, $284, $117 and $337 and partial charge offs of $41, $49, $55 and $110 on TDR loans that subsequently defaulted as described above during the three and six month periods ending June 30, 2016 and 2015, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of June 30, 2016	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,640	$4,488	$-
Commercial real estate	11,549	11,068	-
Land, development, construction	230	194	-
Commercial and industrial	1,519	1,492	-
Consumer, other	91	88	-

With an allowance recorded:
Residential real estate	4,241	4,070	674
Commercial real estate	2,075	1,853	214
Land, development, construction	1,061	1,034	162
Commercial and industrial	434	434	16
Consumer, other	172	163	27
Total	$26,012	$24,884	$1,093

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2015	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,784	$5,465	$-
Commercial real estate	9,595	9,202	-
Land, development, construction	1,869	1,229	-
Commercial and industrial	585	577	-
Consumer, other	109	103	-

With an allowance recorded:
Residential real estate	2,682	2,631	402
Commercial real estate	2,538	2,280	478
Land, development, construction	1,065	1,038	164
Commercial and industrial	484	480	7
Consumer, other	179	170	29
Total	$24,890	$23,175	$1,080

Three month period ending June 30, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,709	$60	$-
Commercial	14,400	22	-
Land, development, construction	1,662	4	-
Total real estate loans	24,771	86	-

Commercial and industrial	1,967	11	-
Consumer and other loans	266	3	-
Total	$27,004	$100	$-

Six month period ending June 30, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,494	$117	$-
Commercial	13,863	77	-
Land, development, construction	1,904	16	-
Total real estate loans	24,261	210	-

Commercial and industrial	1,746	23	-
Consumer and other loans	268	5	-
Total	$26,275	$238	$-

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three month period ending June 30, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,651	$60	$-
Commercial	10,822	64	-
Land, development, construction	1,855	7	-
Total real estate loans	21,328	131	-

Commercial and industrial	806	9	-
Consumer and other loans	381	3	-
Total	$22,515	$143	$-

Six month period ending June 30, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,963	$124	$-
Commercial	10,742	127	-
Land, development, construction	2,085	13	-
Total real estate loans	21,790	264	-

Commercial and industrial	952	17	-
Consumer and other loans	370	8	-
Total	$23,112	$289	$-

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Jun. 30, 2016	Dec. 31, 2015
Non accrual loans	$25,035	$20,833
Loans past due over 90 days and still accruing interest	-	-
Total non performing loans	$25,035	$20,833

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2016 and December 31, 2015, excluding purchased credit impaired loans:

As of June 30, 2016	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,204	$-
Commercial real estate	14,750	-
Land, development, construction	1,175	-
Commercial	1,671	-
Consumer, other	235	-
Total	$25,035	$-

As of December 31, 2015	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,540	$-
Commercial real estate	9,145	-
Land, development, construction	1,608	-
Commercial	187	-
Consumer, other	353	-
Total	$20,833	$-

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of June 30, 2016
Residential real estate	$802,441	$2,924	$2,352	$-	$5,276	$789,961	$7,204
Commercial real estate	1,593,380	2,243	1,689	-	3,932	1,574,698	14,750
Land/dev/construction	125,381	1,054	583	-	1,637	122,569	1,175
Commercial	377,195	505	402	-	907	374,617	1,671
Consumer	79,232	447	61	-	508	78,489	235
	$2,977,629	$7,173	$5,087	$-	$12,260	$2,940,334	$25,035

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2015
Residential real estate	$647,496	$2,118	$3,089	$-	$5,207	$632,749	$9,540
Commercial real estate	1,254,782	4,647	2,170	-	6,817	1,238,820	9,145
Land/dev/construction	105,276	280	595	-	875	102,793	1,608
Commercial	307,321	1,101	348	-	1,449	305,685	187
Consumer	67,500	285	90	-	375	66,772	353
	$2,382,375	$8,431	$6,292	$-	$14,723	$2,346,819	$20,833

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, as of June 30, 2016 and December 31, 2015.  The increase in loans categorized as special mention between the periods presented is due to the acquisitions of Community and Hometown on March 1, 2016.

		As of June 30, 2016
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$771,381	$13,583	$17,477	$-
Commercial real estate	1,477,031	89,635	26,714	-
Land/dev/construction	111,501	11,637	2,243	-
Commercial	366,570	7,200	3,425	-
Consumer	78,526	282	424	-
Total	$2,805,009	$122,337	$50,283	$-

		As of December 31, 2015
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$620,313	$9,585	$17,598	$ -
Commercial real estate	1,174,990	47,885	31,907	-
Land/dev/construction	95,885	5,896	3,495	-
Commercial	299,742	4,077	3,502	-
Consumer	66,683	297	520	-
Total	$2,257,613	$67,740	$57,022	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of June 30, 2016 and December 31, 2015:

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of June 30, 2016	Residential	Consumer
Performing	$795,237	$78,997
Nonperforming	7,204	235
Total	$802,441	$79,232

As of December 31, 2015	Residential	Consumer
Performing	$637,956	$67,147
Nonperforming	9,540	353
Total	$647,496	$67,500

Purchased Credit Impaired (“PCI”) loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2016 and December 31, 2015. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Jun. 30, 2016	Dec. 31, 2015
Contractually required principal and interest	$344,464	$332,570
Non-accretable difference	(20,462)	(19,452)
Cash flows expected to be collected	324,002	313,118
Accretable yield	(107,143)	(102,590)
Carrying value of acquired loans	216,859	210,528
Allowance for loan losses	(106)	(121)
Carrying value less allowance for loan losses	$216,753	$210,407

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $237, $6,368, $3,601 and $12,425 from non-accretable difference to accretable yield during the three and six month periods ending June 30, 2016 and 2015 to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and six month periods ending June 30, 2016 and 2015.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Activity during the		Effect of	income	all other
three month period ending June 30, 2016	Mar. 31, 2016	acquisitions	accretion	adjustments	Jun. 30, 2016
Contractually required principal and interest	$373,886	$-	$-	$(29,422)	$344,464
Non-accretable difference	(22,227)	-	-	1,765	(20,462)
Cash flows expected to be collected	351,659	-	-	(27,657)	324,002
Accretable yield	(115,143)	-	8,047	(47)	(107,143)
Carry value of acquired loans	$236,516	$-	$8,047	$(27,704)	$216,859

Activity during the		Effect of	income	all other
six month period ending June 30, 2016	Dec. 31, 2015	acquisitions	accretion	adjustments	Jun. 30, 2016
Contractually required principal and interest	$332,570	$73,005	$-	$(61,111)	$344,464
Non-accretable difference	(19,452)	(9,295)	-	8,285	(20,462)
Cash flows expected to be collected	313,118	63,710	-	(52,826)	324,002
Accretable yield	(102,590)	(18,585)	16,955	(2,923)	(107,143)
Carry value of acquired loans	$210,528	$45,125	$16,955	$(55,749)	$216,859

Activity during the		Effect of	income	all other
three month period ending June 30, 2015	Mar. 31, 2015	acquisitions	accretion	adjustments	Jun. 30, 2015
Contractually required principal and interest	$411,235	$-	$-	$(31,459)	$379,776
Non-accretable difference	(36,309)	-	-	11,121	(25,188)
Cash flows expected to be collected	374,926	-	-	(20,338)	354,588
Accretable yield	(111,658)	-	11,397	(6,798)	(107,059)
Carry value of acquired loans	$263,268	$-	$11,397	$(27,136)	$247,529

Activity during the		Effect of	income	all other
six month period ending June 30, 2015	Dec. 31, 2014	acquisitions	accretion	adjustments	Jun. 30, 2015
Contractually required principal and interest	$460,836	$-	$-	$(81,060)	$379,776
Non-accretable difference	(68,757)	-	-	43,569	(25,188)
Cash flows expected to be collected	392,079	-	-	(37,491)	354,588
Accretable yield	(115,313)	-	21,327	(13,073)	(107,059)
Carry value of acquired loans	$276,766	$-	$21,327	$(50,564)	$247,529

NOTE 7: FDIC indemnification asset

The FDIC indemnification asset represented the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks in 2010, the acquisition of two failed banks in 2012 and the Loss Share Agreements of two failed banks assumed by the Company pursuant to its acquisition of FSB in June 2014.  On February 3, 2016, the FDIC bought out the remaining FDIC loss share agreements.  As such, the FDIC indemnification asset was written-off effectively accelerating all future FDIC indemnification asset amortization expense as well as ending any future FDIC indemnification income.  The activity in the FDIC loss share indemnification asset was as follows:

	Six months period ended Jun. 30, 2016	Twelve months period ended Dec. 31, 2015
Beginning of the year	$25,795	$49,054
Amortization, net	(1,133)	(16,282)
Indemnification revenue	96	1,900
Indemnification of foreclosure expense	(197)	(4,001)
Proceeds from FDIC	(5,482)	(4,662)
Impairment (recovery) of loan pool	-	(214)
Loss from termination of loss share agreements	(19,079)	-
Period end balance	$-	$25,795

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The FDIC agreements allowed for the recovery of some payments made for loss share reimbursements under certain conditions based on the actual performance of the portfolios acquired. This true-up payment was estimated and accrued for as part of the overall FDIC indemnification asset analysis and was reflected as a separate liability. The accrual for this liability was reflected as additional amortization income or expense in noninterest income.  On February 3, 2016, the FDIC clawback liability was written-off as a result of the termination of FDIC loss share agreements as discussed above.  The activity in the true-up payment liability was as follows:

	Six months period ended Jun. 30, 2016	Twelve months period ended Dec. 31, 2015
Beginning of the year	$1,486	$1,205
True-up liability accrual	33	281
Gain from termination of loss share agreements	(1,519)	-
Period end balance	$-	$1,486

NOTE 8: Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $30,591 at June 30, 2016 compared to $27,472 at December 31, 2015.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of June 30, 2016	Securities	Securities	Total
Market value of securities pledged	$41,838	$1,126	$42,964
Borrowings related to pledged amounts	30,517	74	30,591
Market value pledged as a % of borrowings	137%	1522%	140%

As of December 31, 2015
Market value of securities pledged	$45,745	$1,653	$47,398
Borrowings related to pledged amounts	27,179	293	27,472
Market value pledged as a % of borrowings	168%	564%	173%

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

In the acquisition, the Company acquired $316,444 of loans at fair value, net of $20,439, or 6.1%, estimated discount to the outstanding principal balance, representing 12.2% of the Company’s total loans at December 31, 2015. Of the total loans acquired, management identified $43,298 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.  The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of March 1, 2016 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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

The Company’s primary reasons for the transaction were to expand its market share in the South Florida market, together with its acquisition of Community as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 8% and 8%, respectively, as compared with the balances at December 31, 2015, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

In the acquisition, the Company acquired $197,787 of loans at fair value, net of $3,051, or 1.5%, estimated discount to the outstanding principal balance, representing 7.6% of the Company’s total loans at December 31, 2015. Of the total loans acquired, management identified $1,827 with credit deficiencies.  All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.   The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of March 1, 2016 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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

Pro-forma information

Pro-forma data for the three and six month periods ending June 30, 2015 and six month period ending June 30, 2016 listed in the table below presents pro-forma information as if the Community and Hometown acquisitions occurred at the beginning of 2015.  Because the Community and Hometown transactions closed on March 1, 2016, there is no pro-forma information for the three month period ending June 30, 2016 as both Community and Hometown actual results are included in the current reported figures.

	Three months ended Jun. 30,	Six months ended Jun. 30,
	2015	2016	2015
Net interest income	$48,035	$89,685	$93,913
Net income available to common shareholders	$11,430	$16,573	$22,425
EPS - basic	$0.24	$0.35	$0.48
EPS - diluted	$0.24	$0.34	$0.47

NOTE 10:  Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09,"Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients.” The Company is currently evaluating the provisions of ASU No. 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU No. 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts presented herein are in thousands, except per share data, or unless otherwise noted.)

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2016 AND DECEMBER 31, 2015

Overview

Our total assets increased approximately 24% from December 31, 2015 to June 30, 2016, which was primarily the result of the two bank acquisitions on March 1, 2016.  In addition to the growth through acquisitions, organic deposit growth increased $211,046 or 13% annualized primarily in commercial checking.  The growth in liquidity from the liability increases was used primarily to support the 11% annualized loan growth (excluding PCI loans and acquisition day balances from the two Homestead, Florida acquisitions as described below) during the period.  Our loan to deposit ratio was 77.3% and 80.7% at June 30, 2016 and December 31, 2015, respectively.

On March 1, 2016, we closed our previously announced acquisitions of Community Bank of South Florida, Inc. (“CBKS” or “Community”) and Hometown of Homestead Banking Company (“HBC” or “Hometown”) , whereby we acquired approximately $837,090 of assets including $514,231 of loans and an additional $705,912 of deposits.  Furthermore, we acquired 17 branch locations of which 15 are located in Miami-Dade and Monroe Counties and two are located in Polk County.  The two branches in Polk County were closed in March 2016 and six additional branches were closed in May 2016.

In February 2016, we terminated all existing loss share agreements with the FDIC.  As a result, the Company wrote off the remaining indemnification asset and the claw back liability, received cash from the FDIC and recognized a pretax loss on the transaction of approximately $17,560 during the first quarter.

These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $223,533 at June 30, 2016 (approximately 4% of total assets) as compared to $101,580 at December 31, 2015 (approximately 3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $744,575 at June 30, 2016 (approximately 15% of total assets) compared to $604,739 at December 31, 2015 (approximately 15% of total assets), an increase of $139,836 or 23%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	Three month periods ended		Six month periods ended
	Jun. 30, 2016	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015
Beginning balance	$2,719	$1,017	2,107	$3,420
Purchases	40,902	38,408	88,636	76,490
Proceeds from sales	(43,631)	(38,001)	(91,107)	(78,660)
Net realized gain on sales	10	69	364	243
Net unrealized gains	-	15	-	15
Ending balance	$-	$1,508	$-	$1,508

Investment securities held to maturity

At June 30, 2016, we had $267,082 (unamortized cost basis) of securities with an estimated fair value of $275,076, resulting in a net unrecognized gain of $7,994, compared to $272,840 (unamortized cost basis) of securities with an estimated fair value of $273,983 and a net unrecognized gain of $1,143 at December 31, 2015.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

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

	Three month periods ended		Six month periods ended
	Jun. 30, 2016	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015
Beginning balance	$2,186	$522	$1,529	$1,251
Effect from acquisitions	-	-	732	-
Loans originated	13,763	8,276	19,188	15,707
Proceeds from sales	(11,843)	(7,269)	(17,441)	(15,593)
Net realized gain on sales	223	127	321	291
Ending balance	$4,329	$1,656	$4,329	$1,656

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the six month period ended June 30, 2016, were $2,979,737 or 71.4% of average earning assets, as compared to $2,469,399, or 72.2% of average earning assets, for the six month period ending June 30, 2015. Total loans at June 30, 2016 and December 31, 2015 were $3,194,967 and $2,593,776, respectively. This represents a loan to total asset ratio of 64.0% and 64.5% and a loan to deposit ratio of 77.3% and 80.7%, at June 30, 2016 and December 31, 2015, respectively.

Non-PCI loans

At June 30, 2016, we have total Non-PCI loans of $2,978,108.  Total new loans originated during the six month period ended June 30, 2016 approximated $461.0 million, of which $392.7 million were funded. The weighted average interest rate on funded loans was approximately 3.64% during the six month period.  The graph below summarizes total loan production and funded loan production over the past nine quarters.  The loan origination pipeline is approximately $365 million at June 30, 2016 compared to $354 million at March 31, 2016.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at June 30, 2016 were $216,859 compared to $210,528 at December 31, 2015.  We acquired $45,125 of PCI loans at fair value, net of $13,010 estimated discount, with the acquisitions of Community and Hometown.

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

Total loans at June 30, 2016 were $3,194,967. Of this amount, approximately 85.5% are collateralized by real estate, 12.0% are commercial non real estate loans and the remaining 2.5% are consumer and other non real estate loans. We have approximately $880,812 of single family residential loans which represents about 28% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 53.6% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2016	December 31, 2015
Loans excluding PCI loans
Real estate loans
Residential	$802,441	$647,496
Commercial	1,593,380	1,254,782
Land, development and construction	125,381	105,276
Total real estate	2,521,202	2,007,554
Commercial	377,195	307,321
Consumer and other loans	79,232	67,500
Loans before unearned fees and deferred cost	2,977,629	2,382,375
Net unearned fees and costs	479	873
Total loans excluding PCI loans	2,978,108	2,383,248
PCI loans (note 1)
Real estate loans
Residential	78,371	86,104
Commercial	120,255	105,629
Land, development and construction	11,649	15,548
Total real estate	210,275	207,281
Commercial	5,974	2,771
Consumer and other loans	610	476
Total PCI loans	216,859	210,528
Total loans	3,194,967	2,593,776
Allowance for loan losses for loans that are not PCI loans	(24,066)	(22,143)
Allowance for loan losses for PCI loans	(106)	(121)
Total loans, net of allowance for loan losses	$3,170,795	$2,571,512
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	June 30, 2016	December 31, 2015
Originated Loans
Real estate loans
Residential	$517,861	$491,149
Commercial	910,687	781,419
Land, development and construction loans	100,584	91,817
Total real estate loans	1,529,132	1,364,385
Commercial loans	301,557	251,855
Consumer and other loans	74,398	67,026
Total loans before unearned fees and costs	1,905,087	1,683,266
Unearned fees and costs	479	873
Total originated loans	1,905,566	1,684,139

Acquired Loans (1)
Real estate loans
Residential	284,580	156,347
Commercial	682,693	473,363
Land, development and construction loans	24,797	13,459
Total real estate loans	992,070	643,169
Commercial loans	75,638	55,466
Consumer and other loans	4,834	474
Total acquired loans	1,072,542	699,109

PCI loans
Real estate loans
Residential	78,371	86,104
Commercial	120,255	105,629
Land, development and construction loans	11,649	15,548
Total real estate loans	210,275	207,281
Commercial loans	5,974	2,771
Consumer and other loans	610	476
Total PCI loans	216,859	210,528

Total Loans	$3,194,967	$2,593,776

(1)	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016); and
•	Hometown of Homestead Banking Company acquisition (year 2016).

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at June 30, 2016 and December 31, 2015.

	Jun. 30, 2016			Dec. 31, 2015			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$1,885,349	$19,682	1.04%	$1,664,056	$17,326	1.04%	$221,293	$2,356	-	bps
Impaired originated loans	20,217	723	3.58%	20,083	757	3.77%	134	(34)	(19)	Bps
Total originated loans	1,905,566	20,405	1.07%	1,684,139	18,083	1.07%	221,427	2,322	-	Bps

Acquired loans (2)	1,067,875	3,291	0.31%	696,017	3,737	0.54%	371,858	(446)	(23)	bps
Impaired acquired loans (1)	4,667	370	7.93%	3,092	323	10.45%	1,575	47	(252)	bps
Total acquired loans	1,072,542	3,661	0.34%	699,109	4,060	0.58%	373,433	(399)	(24)	bps

Total non-PCI loans	2,978,108	24,066		2,383,248	22,143		594,860	1,923
PCI loans	216,859	106		210,528	121		6,331	(15)
Total loans	$3,194,967	$24,172		$2,593,776	$22,264		$601,191	$1,908

(1)	These are loans that were acquired as performing loans that subsequently became impaired.
(2)

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at June 30, 2016 was approximately $18,276 or 1.7% of the aggregate outstanding related loan balances.  Prior to March 31, 2016, the Company did not previously include loans acquired pursuant to the TD Bank and Federal Trust acquisitions that occurred in 2011.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016) and the Hometown of Homestead Banking Company acquisition (year 2016).  All prior periods have been reclassified to conform to this new presentation format.

The general loan loss allowance (non-impaired loans) relating to originated loans increased by $2,356 resulting primarily from an increase in loans outstanding.  Net changes resulting from a mixture of decreases and increases in the Company’s various two year historical loss factors and qualitative factors also slightly affected the net change.

The general loan loss allowance (non-impaired loans) relating to acquired loans decreased by $446 resulting primarily from a decrease in loans outstanding, excluding the two bank acquisitions (Community Bank and Hometown of Homestead Banking Company) which occurred during the previous quarter.  At June 30, 2016 the non-impaired loans acquired from these two acquisitions were equal to approximately $437,399.  These loans were recorded at estimated fair value at the March 1, 2016 acquisition date.  As such, there is no allowance for loan losses associated with these loans as of June 30, 2016.  The unamortized acquisition date fair value adjustment related to these loans at June 30, 2016 was approximately $9,096, or 2.0% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at June 30, 2016 are equal to $24,884 ($20,217 originated impaired loans plus $4,667 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,128 to $24,884 ($23,791 when the $1,093 specific allowance is considered) from their legal unpaid principal balance outstanding of $26,012.  In the aggregate, total impaired loans have been written down to approximately 91% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 91% of their legal unpaid principal balance.  Approximately $9,794 of the Company’s impaired loans, or 39% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at June 30, 2016. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2016
Balance at beginning of period	$23,002	$120	$23,122
Loans charged-off	(326)	-	(326)
Recoveries of loans previously charged-off	465	-	465
Net recoveries	139	-	139
Provision for loan losses	925	(14)	911
Balance at end of period	$24,066	$106	$24,172

Three months ended June 30, 2015
Balance at beginning of period	$20,842	$138	$20,980
Loans charged-off	(783)	-	(783)
Recoveries of loans previously charged-off	429	-	429
Net charge-offs	(354)	-	(354)
Provision for loan losses	2,330	(22)	2,308
Balance at end of period	$22,818	$116	$22,934

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six months ended June 30, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(821)	-	(821)
Recoveries of loans previously charged-off	1,308	-	1,308
Net recoveries	487	-	487
Provision for loan losses	1,436	(15)	1,421
Balance at end of period	$24,066	$106	$24,172

Six months ended June 30, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(1,732)	(77)	(1,809)
Recoveries of loans previously charged-off	895	-	895
Net charge-offs	(837)	(77)	(914)
Provision for loan losses	4,271	(321)	3,950
Balance at end of period	$22,818	$116	$22,934

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.84% at June 30, 2016, compared to 0.87% at December 31, 2015.

Non-performing assets, excluding assets covered by FDIC loss share agreements, (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $37,450 at June 30, 2016, compared to $22,545 at December 31, 2015.

Non-performing assets as a percentage of total assets were 0.75% at June 30, 2016, compared to 0.56%  at December 31, 2015. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Jun. 30, 2016	Dec. 31, 2015
Non-accrual loans (note 1)	$25,035	$20,833
Accruing loans 90 days or more past due (note 1)	-	-
Total non-performing loans ("NPLs") (note 1)	25,035	20,833
Other real estate owned ("OREO") (note 2)	12,311	1,567
Repossessed assets other than real estate ("ORAs") (note 1)	104	145
Total non-performing assets ("NPAs") (note 2)	37,450	22,545
OREO covered by FDIC loss share agreements
80% covered	-	4,828
30% covered	-	4,742
0% covered	-	59
Total NPAs including FDIC covered OREO	$37,450	$32,174

NPLs as percentage of total loans (note 1)	0.84%	0.87%
NPAs as percentage of total assets
excluding FDIC covered OREO	0.75%	0.56%
including FDIC covered OREO	0.75%	0.80%
NPAs as percentage of loans and OREO and ORAs (note 1)
excluding FDIC covered OREO	1.25%	0.95%
including FDIC covered OREO	1.25%	1.34%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.41%	0.62%
Allowance for loan losses as percentage of NPLs (note 1)	96%	106%

note 1:	Excludes PCI loans.
note 2:	Excludes OREO covered by FDIC loss share agreements at December 31, 2015.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of June 30, 2016 the Company had non-accrual loans with an aggregate carrying value of $25,035 compared to December 31, 2015 when an aggregate book value of $20,833 was reported.

The second largest component of non-performing assets after non-accrual loans is OREO. At June 30, 2016, total OREO was $12,311 compared to $11,196 at December 31, 2015 (of which $9,629 was previously covered by FDIC loss sharing agreements).  On March 1, 2016, we acquired $6,774 in OREO from Community and Hometown after fair value adjustments.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At June 30, 2016 we have identified a total of $24,884 impaired loans, excluding PCI loans. A specific valuation allowance of $1,093 has been attached to $7,554 of impaired loans included in the total $24,884 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $24,884, has been partially charged down by $1,128 from their aggregate legal unpaid balance of $26,012.

The table below summarizes impaired loan data for the periods presented.

	Jun. 30, 2016	Dec. 31, 2015
Impaired loans with a specific valuation allowance	$7,554	$6,599
Impaired loans without a specific valuation allowance	17,330	16,576
Total impaired loans	$24,884	$23,175

Performing TDRs (these are not included in NPLs)	$9,794	$10,254
Non performing TDRs (these are included in NPLs)	5,101	4,873
Total TDRs	14,895	15,127
Impaired loans that are not TDRs	9,989	8,048
Total impaired loans	$24,884	$23,175

Bank premises and equipment

Bank premises and equipment was $116,129 at June 30, 2016 compared to $101,821 at December 31, 2015, an increase of $14,308 or 14.1%.  The primary component of the increase is $22,814 of branch real estate acquired on March 1, 2016 with the purchase of Community and Hometown.  In addition, we transferred $7,550 of branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Jun. 30, 2016	Dec. 31, 2015
Land	$42,525	$35,941
Land improvements	1,065	995
Buildings	70,775	62,109
Leasehold improvements	5,163	5,917
Furniture, fixtures and equipment	33,032	31,666
Construction in progress	1,736	1,263
Subtotal	154,296	137,891
Less: accumulated depreciation	38,167	36,070
Total	$116,129	$101,821

We transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and sold two properties during the six months ending June 30, 2016.   Our branch real estate held for sale at June 30, 2016 and December 31, 2015 was $8,107 and $1,665, respectively, a net increase of $6,442.  The reduction due to the two sold properties is offset by the transfers into held for sale of $7,092, after impairment expense of $458.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $64,737 at June 30, 2016 compared to $18,619 at December 31, 2015.  The fair value of interest rate swap derivatives (liability component) was $66,741 at June 30, 2016 compared to $19,822 at December 31, 2015.

Deposits

The cost of interest bearing deposits in the current quarter is 0.27% compared to 0.26% in the prior quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.17%, the same as the previous quarter.  On March 1, 2016, we acquired approximately $705.9 million in deposits from Community and Hometown.  See “Overview” for additional information on regarding this transaction. The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	Jun. 30, 2016	total	Dec. 31, 2015	total
Demand - non-interest bearing	$1,486,600	36%	$1,133,138	35%
Demand - interest bearing	763,614	18%	679,714	21%
Savings deposits	347,631	9%	241,605	8%
Money market accounts	927,997	22%	738,301	23%
Time deposits	606,294	15%	422,420	13%
Total deposits	$4,132,136	100%	$3,215,178	100%

.

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $30,591 at June 30, 2016 compared to $27,472 at December 31, 2015.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At June 30, 2016 we had $174,116 of correspondent bank deposits or federal funds purchased, compared to $200,250 at December 31, 2015.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At June 30, 2016 there were no outstanding advances compared to $25,000 at December 31, 2015.

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

Stockholders’ equity

Stockholders’ equity at June 30, 2016, was $537,971, or 10.8% of total assets, compared to $490,514, or 12.2% of total assets at December 31, 2015. The increase in stockholders’ equity was due to the following items:

Total stockholders' equity at December 31, 2015	$490,514
Net income during the period	10,930
Dividends paid on common shares ($0.08 per share)	(3,838)
Net increase in market value of securities available for sale, net of deferred taxes	5,846
Stock options exercised, including tax benefit	676
Employee equity based compensation	2,342
Stock repurchase (25,337 shares, average price of $14.35 per share)	(364)
Stock issued pursuant to acquisition of Community	31,865
Total stockholders' equity at June 30, 2016	$537,971

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of June 30, 2016, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

The U.S. Basel III Capital Rules require financial institutions (including the Company and the Bank) to maintain minimum amounts and ratios. The Company and the Bank are now subject to a capital conservation buffer in addition to the minimum risk-based capital ratios. The Company and Bank capital conservation buffer is determined by calculating the margin between the Company’s and Bank’s three risk-based asset ratios and the minimum required adequately capitalized ratio, with the lowest of the three margins resulting in the capital conservation buffer. The required buffer will be phased in over three years beginning January 1, 2016, and the phase-in amount for 2016 is 0.625 percent of risk-weighted assets. Failure to maintain the buffer will result in restrictions on the ability to make capital distributions and to pay discretionary bonuses to executive officers. As of June 30, 2016, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.

Selected consolidated capital ratios at June 30, 2016 and December 31, 2015 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2016
Total capital (to risk weighted assets)	$443,961	12.3%	$288,890	>8.0%	$155,071
Tier 1 capital (to risk weighted assets)	419,789	11.6%	216,668	>6.0%	203,121
Common equity Tier 1 capital (to risk weighted assets	399,382	11.1%	162,501	>4.5%	236,881
Tier 1 capital (to average assets)	419,789	8.7%	193,634	>4.0%	226,155

December 31, 2015
Total capital (to risk weighted assets)	$438,748	15.8%	$222,322	>8.0%	$216,426
Tier 1 capital (to risk weighted assets)	416,484	15.0%	166,742	>6.0%	249,742
Common equity Tier 1 capital (to risk weighted assets	399,876	14.4%	125,056	>4.5%	274,820
Tier 1 capital (to average assets)	416,484	10.5%	158,206	>4.0%	258,278

CenterState Bank of Florida, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2016
Total capital (to risk weighted assets)	$412,100	11.4%	$360,920	>10.0%	$51,180
Tier 1 capital (to risk weighted assets)	387,935	10.7%	288,736	>8.0%	99,199
Common equity Tier 1 capital (to risk weighted assets	387,935	10.7%	234,598	>6.5%	153,337
Tier 1 capital (to average assets)	387,935	8.0%	241,760	>5.0%	146,175

December 31, 2015
Total capital (to risk weighted assets)	$411,627	14.7%	$279,517	>10.0%	$132,110
Tier 1 capital (to risk weighted assets)	389,371	13.9%	223,613	>8.0%	165,758
Common equity Tier 1 capital (to risk weighted assets	389,371	13.9%	181,686	>6.5%	207,685
Tier 1 capital (to average assets)	389,371	9.9%	197,514	>5.0%	191,857

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

Overview

We recognized net income of $15,734 or $0.33 per share basic and $0.32 per share diluted for the three month period ended June 30, 2016, compared to net income of $9,878 or $0.22 per share basic and $0.21 per share diluted for the same period in 2015.  A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	increase
Three month period ending	2016	2015	(decrease)
Net interest income	$44,997	39,807	$5,190
Provision for loan losses	911	2,308	(1,397)
Net interest income after loan loss provision	44,086	37,499	6,587

Correspondent banking and capital markets division	9,291	8,587	704
IA amortization	-	(4,649)	4,649
FDIC revenue	-	359	(359)
All other non interest income	7,680	6,276	1,404
Total non interest income	16,971	10,573	6,398

Correspondent banking and capital markets division	6,159	6,008	151
Credit related expenses	611	1,147	(536)
Impairment (recovery) of branch real estate held for sale	(38)	(16)	(22)
All other non interest expense	30,317	25,399	4,918
Total non interest expense	37,049	32,538	4,511

Net income before provision for income taxes	24,008	15,534	8,474
Provision for income taxes	8,274	5,656	2,618
Net income	$15,734	$9,878	5,856

The primary differences between the two quarters presented above relate to the acquisitions of Community and Hometown on March 1, 2016.  Other differences between both quarters include lower IA amortization expense due to the termination of FDIC loss share agreements in February 2016 and higher net interest income.

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of the loan growth. The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Community and Hometown as of March 1, 2016. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $5,190 or 13.0% to $44,997 during the three month period ended June 30, 2016 compared to $39,807 for the same period in 2015. The $5,190 increase was the result of a $5,684 increase in interest income and a $494 increase in interest expense.

Interest earning assets averaged $4,449,381 during the three month period ended June 30, 2016 as compared to $3,429,257 for the same period in 2015, an increase of $1,020,124, or 29.7%. The yield on average interest earning assets decreased 59 bps to 4.28% (58 bps to 4.35% tax equivalent basis) during the three month period ended June 30, 2016, compared to 4.87% (4.93% tax equivalent basis) for the same period in 2015. The combined effects of the $1,020,124 increase in average interest earning assets and the 59 bps (58 bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $5,684 ($5,947 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,874,457 during the three month period ended June 30, 2016 as compared to $2,258,171 for the same period in 2015, an increase of $616,286 or 27.3%. The cost of average interest bearing liabilities was 0.32% during the three month period ended June 30, 2016, compared to 0.32% for the same period in 2015. The effect of the $616,286 increase in average interest bearing liabilities resulted in the $494 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2016 and 2015 on a tax equivalent basis.

	Three months ended June 30
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$2,949,651	$33,255	4.53%	$2,237,178	$25,584	4.59%
PCI loans (note 9)	225,584	8,047	14.35%	257,581	11,397	17.75%
Securities- taxable	879,774	4,767	2.18%	682,950	3,803	2.23%
Securities- tax exempt (note 8)	121,737	1,423	4.70%	81,409	1,014	5.00%
Fed funds sold and other (note 3)	272,635	622	0.92%	170,139	369	0.87%
Total interest earning assets	4,449,381	48,114	4.35%	3,429,257	42,167	4.93%

Allowance for loan losses	(23,173)			(20,107)
All other assets	556,040			479,645
Total assets	$4,982,248			$3,888,795

Interest bearing deposits (note 4)	2,626,668	1,740	0.27%	2,014,726	1,369	0.27%
Fed funds purchased	188,663	244	0.52%	184,525	154	0.33%
Other borrowings (note 5)	33,315	34	0.41%	34,937	54	0.62%
Corporate debenture (note 10)	25,811	294	4.58%	23,983	241	4.03%
Total interest bearing liabilities	2,874,457	2,312	0.32%	2,258,171	1,818	0.32%
Demand deposits	1,506,762			1,127,639
Other liabilities	71,935			36,138
Stockholders’ equity	529,094			466,847
Total liabilities and stockholders’ equity	$4,982,248			$3,888,795
Net interest spread (tax equivalent basis) (note 6)			4.03%			4.61%
Net interest income (tax equivalent basis)		$45,802			$40,349
Net interest margin (tax equivalent basis) (note 7)			4.14%			4.72%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of ($145) and ($359) for the three month periods ended June 30, 2016 and 2015.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($337) and ($167) for the three month periods ended June 30, 2016 and 2015.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $58 and $44 for the three month periods ended June 30, 2016 and 2015.

The primary reason for the decrease in our net interest margin (“NIM”) during the current quarter was due to the mix of interest earning assets compared to the same period last year.  Higher average balances in lower yielding assets, such as taxable securities and federal funds sold, during the three month period ending June 30, 2016 compared to the same period last year contributed to the decrease in NIM.

The average interest rate on Non-PCI loans, as shown in the table above, decreased from 4.59% during the second quarter of 2015 to 4.53% during the second quarter of 2016.  The primary reason for this is due to new loan production being added during the current quarter at an approximate average interest rate of 3.7%.  Until the Company’s new loan production average interest rate approximates the average existing portfolio interest rate, it will have a contracting effect on the overall average interest rate on the loan portfolio.

The Company also acquired two banks, Community and Hometown (the “Homestead banks”), on March 1, 2016.  As such, the acquired assets and assumed liabilities were fully integrated into the current quarter averages and income, resulting in a yield reduction on PCI loans due to the lower yield on the Homestead acquired PCI loans.  The Homestead PCI loans have an average yield of 8.32% which is lower than the Company’s existing average yield.  In addition to the effect these two banks had on the Company’s average interest earning assets and interest bearing liabilities, there was also acceleration of certain loan interest income accretion.  The table below summarizes the Company’s NIM, as reported in the previous page, and the NIM excluding accelerated interest income accretion related to both PCI and non-PCI loans for the periods presented.

	Three months ended
	June 30, 2016		June 30, 2015
	net interest		net interest
	income (1)	NIM	income (1)	NIM
NIM, as reported	$45,802	4.14%	$40,349	4.72%
Accelerated interest income accretion (2)	(651)		(1,474)
NIM, excluding accelerated accretion	$45,151	4.08%	$38,875	4.31%

Note 1:Tax equivalent basis.

Note 2:Includes both PCI and non-PCI loans.

As shown in the table above, the Company’s reported NIMs for the current quarter and the same period last year were 4.14% and 4.72%, respectively.  Excluding the accelerated interest income accretion, as shown above, the NIMs for the current quarter and the same quarter in 2015 were 4.08% and 4.31%, respectively.

Provision for loan losses

The provision for loan losses decreased $1,397 to $911 during the three month period ending June 30, 2016 compared to provision expense of $2,308 for the comparable period in 2015. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The decrease in our loan loss provision between the comparable periods is a result of net recoveries versus net charge-offs, as well as improved credit metrics used to determine the appropriate allowance for loan losses. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2016 was $16,971 compared to $10,573 for the comparable period in 2015. This increase was the result of the following components listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Three month period ending:	2016	2015	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$8,049	$7,334	$715	9.7%
Other correspondent banking related revenue (note 2)	1,242	1,253	(11)	(0.9)%
Wealth management related revenue	795	990	(195)	(19.7)%
Service charges on deposit accounts	3,329	2,420	909	37.6%
Debit, prepaid, ATM and merchant card related fees	2,182	1,823	359	19.7%
BOLI income	654	599	55	9.2%
Other service charges and fees	720	444	276	62.2%
Subtotal	$16,971	$14,863	$2,108	14.2%
FDIC indemnification asset-amortization(see explanation below)	-	(4,649)	4,649	(100.0)%
FDIC indemnification income	-	359	(359)	(100.0)%
Total non-interest income	$16,971	$10,573	$6,398	60.5%

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

“Income from correspondent banking capital markets division” increased between the two periods presented above due to increased fees from hedging services and loan brokering fees.  In addition, the termination of the FDIC loss share agreements in February resulted in no further FDIC indemnification asset amortization during the three month period ending June 30, 2016 which increased non-interest income by $4,649 compared to the same period in 2015.

Non-interest expense

Non-interest expense for the three months ended June 30, 2016 increased $4,511, or 13.9%, to $37,049, compared to $32,538 for the same period in 2015. Components of our non-interest expenses are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Three month period ending:	2016	2015	(decrease)	(decrease)
Salaries and wages	$17,499	$15,130	$2,369	15.7%
Incentive/bonus compensation	1,548	1,749	(201)	(11.5)%
Stock based compensation	1,062	812	250	30.8%
Employer 401K matching contributions	479	408	71	17.4%
Deferred compensation expense	160	154	6	3.9%
Health insurance and other employee benefits	1,546	1,312	234	17.8%
Payroll taxes	1,111	893	218	24.4%
Other employee related expenses	291	236	55	23.3%
Incremental direct cost of loan origination	(737)	(769)	32	(4.2)%
Total salaries, wages and employee benefits	22,959	19,925	3,034	15.2%

(Gain) loss on sale of OREO	(554)	74	(628)	(848.6)%
Gain on sale of FDIC covered OREO	-	(47)	47	(100.0)%
Valuation write down of OREO	392	109	283	259.6%
Valuation write down of FDIC covered OREO	-	281	(281)	(100.0)%
Loss on repossessed assets other than real estate	31	-	31	NM
Foreclosure and repossession related expenses	742	339	403	118.9%
Foreclosure and repo expense, FDIC (note 1)	-	391	(391)	(100.0)%
Total credit related expenses	611	1,147	(536)	(46.7)%

Occupancy expense	2,477	2,131	346	16.2%
Depreciation of premises and equipment	1,588	1,403	185	13.2%
Supplies, stationary and printing	380	351	29	8.3%
Marketing expenses	826	481	345	71.7%
Data processing expense	1,765	1,562	203	13.0%
Legal, auditing and other professional fees	949	690	259	37.5%
Bank regulatory related expenses	968	883	85	9.6%
Postage and delivery	486	336	150	44.6%
Debit, prepaid, ATM and merchant card related expenses	816	450	366	81.3%
CDI and Trust intangible amortization	814	640	174	27.2%
Internet and telephone banking	628	550	78	14.2%
Operational write-offs and losses	99	99	-	-%
Correspondent accounts and Federal Reserve charges	203	169	34	20.1%
Conferences/Seminars/Education/Training	102	151	(49)	(32.5)%
Director fees	149	173	(24)	(13.9)%
Travel expenses	119	97	22	22.7%
Other expenses	1,148	1,316	(168)	(12.8)%
Subtotal	37,087	32,554	4,533	13.9%
Impairment of bank property held for sale, net	(38)	(16)	(22)	137.5%
Total non-interest expense	$37,049	$32,538	$4,511	13.9%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

The primary reason for the increase in non-interest expense relates to the acquisitions of Community and Hometown.  Both acquisitions closed on March 1, 2016 and were fully integrated into the Company during the second quarter of 2016.

Provision for income taxes

We recognized an income tax expense for the three months ended June 30, 2016 of $8,274 on pre-tax income of $24,008 (an effective tax rate of 34.5%) compared to an income tax expense of $5,656 on pre-tax income of $15,534 (an effective tax rate of 36.4%) for the comparable quarter in 2015.  The primary reason for the decrease in the effective tax rates is due to a larger percentage of tax exempt interest income relative to total revenue and the impact of CSFL Insurance Corp, the Company’s captive insurance subsidiary, incorporated in December 2015 pursuant to section 831(b) of the U.S. Tax Code.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

Overview

We recognized net income of $10,930 or $0.23 per share basic and diluted for the six month period ended June 30, 2016, compared to net income of $19,026 or $0.42 per share basic and $0.41 per share diluted for the same period in 2015.  A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	increase
Six month period ending	2016	2015	(decrease)
Net interest income	$86,472	$77,427	$9,045
Provision for loan losses	1,421	3,950	(2,529)
Net interest income after loan loss provision	85,051	73,477	11,574

Correspondent banking and capital markets division	18,066	15,387	2,679
IA amortization	(1,166)	(8,999)	7,833
FDIC revenue	96	1,026	(930)
Gain from early extinguishment of debt	308	-	308
All other non-interest income	14,228	12,240	1,988
Total non-interest income	31,532	19,654	11,878

Correspondent banking and capital markets division	11,941	11,603	338
Credit related expenses	970	596	374
Merger related expenses	11,172	-	11,172
Impairment of branch real estate held for sale	418	625	(207)
Termination of FDIC loss share agreements	17,560	-	17,560
All other non-interest expense	57,841	50,317	7,524
Total non-interest expense	99,902	63,141	36,761

Net income before provision for income taxes	16,681	29,990	(13,309)
Provision for income taxes	5,751	10,964	(5,213)
Net income	$10,930	$19,026	(8,096)

The primary differences between the two periods presented above relate to the termination of the FDIC loss share agreements in February 2016 resulting in a charge of $17,560 and merger related expenses of $11,172 for the acquisitions of Community and Hometown on March 1, 2016.  Other differences between both periods include lower IA amortization expense due to the termination of FDIC loss share agreements as stated above, increased correspondent revenue from our capital markets division and higher net interest income.

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

Net interest income/margin

Net interest income increased $9,045 or 11.7% to $86,472 during the six month period ended June 30, 2016 compared to $77,427 for the same period in 2015. The $9,045 increase was the result of a $9,697 increase in interest income and a $652 increase in interest expense.

Interest earning assets averaged $4,174,205 during the six month period ended June 30, 2016 as compared to $3,418,102 for the same period in 2015, an increase of $756,103, or 22.1%. The yield on average interest earning assets decreased 42 bps to 4.37% (39 bps to 4.45% tax equivalent basis) during the six month period ended June 30, 2016, compared to 4.79% (4.84% tax equivalent basis) for the same period in 2015. The combined effects of the $756,103 increase in average interest earning assets and the 42 bps (39 bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $9,697 ($10,210 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,696,914 during the six month period ended June 30, 2016 as compared to $2,261,893 for the same period in 2015, an increase of $435,021 or 19.2%. The cost of average interest bearing liabilities decreased 1 bp to 0.32%

during the six month period ended June 30, 2016, compared to 0.33% for the same period in 2015. The combined effects of the $435,021 increase in average interest bearing liabilities and the 1 bp decrease in cost of average interest bearing liabilities resulted in the $652 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2016 and 2015 on a tax equivalent basis.

	Six months ended June 30
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$2,759,446	$61,733	4.50%	$2,205,078	$50,064	4.58%
PCI loans (note 9)	220,291	16,955	15.48%	264,321	21,329	16.27%
Securities- taxable	834,214	9,830	2.37%	685,524	8,085	2.38%
Securities- tax exempt (note 8)	111,285	2,609	4.71%	72,600	1,834	5.09%
Fed funds sold and other (note 3)	248,969	1160	0.94%	190,579	765	0.81%
Total interest earning assets	4,174,205	92,287	4.45%	3,418,102	82,077	4.84%

Allowance for loan losses	(22,895)			(20,541)
All other assets	517,747			474,175
Total assets	$4,669,057			$3,871,736

Interest bearing deposits (note 4)	2,446,684	3,221	0.26%	2,024,739	2,816	0.28%
Fed funds purchased	192,999	507	0.53%	180,340	286	0.32%
Other borrowings (note 5)	33,799	69	0.41%	32,853	103	0.63%
Corporate debenture (note 10)	23,432	538	4.62%	23,961	478	4.02%
Total interest bearing liabilities	2,696,914	4,335	0.32%	2,261,893	3,683	0.33%
Demand deposits	1,394,592			1,113,019
Other liabilities	64,293			34,266
Stockholders’ equity	513,258			462,558
Total liabilities and stockholders’ equity	$4,669,057			$3,871,736
Net interest spread (tax equivalent basis) (note 6)			4.13%			4.51%
Net interest income (tax equivalent basis)		$87,952			$78,394
Net interest margin (tax equivalent basis) (note 7)			4.24%			4.63%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of ($349) and ($393) for the six month periods ended June 30, 2016 and 2015.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($537) and ($402) for the six month periods ended June 30, 2016 and 2015.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $95 and $88 for the six month periods ended June 30, 2016 and 2015.

The primary reason for the decrease in our net interest margin (“NIM”) during the current period was due to the mix of interest earning assets between the two periods presented above.  Higher average balances in lower yielding assets, such as taxable securities and federal funds sold, and lower average balances in higher yielding assets, such as PCI loans, during the six month period ending June 30, 2016 compared to the six month period ending June 30, 2015 contributed to the decrease in NIM.

The average interest rate on Non-PCI loans, as shown in the table above, decreased from 4.58% during the six month period ending June 30, 2015 to 4.50% during the six month period ending June 30 2016.  The primary reason for this is due to new loan production being added during the current period at an approximate average interest rate of 3.6%.  Until the Company’s new loan production average interest rate approximates the average existing portfolio interest rate, it will have a contracting effect on the overall average interest rate on the loan portfolio.

The Company also acquired the two Homestead banks on March 1, 2016.  As such, the acquired assets and assumed liabilities were included in the averages for the six months period ending June 30, 2016, but only for four months, resulting in a yield reduction on PCI loans due to the lower yield on the Homestead acquired PCI loans.

Provision for loan losses

The provision for loan losses decreased $2,529 to $1,421 during the six month period ending June 30, 2016 compared to provision expense of $3,950 for the comparable period in 2015. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The decrease in our loan loss provision between the comparable periods is a result of net recoveries versus net charge-offs, as well as improved credit metrics used to determine the appropriate allowance for loan losses. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six months ended June 30, 2016 was $31,532 compared to $19,654 for the comparable period in 2015. This increase was the result of the following components listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Six month period ending:	2016	2015	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$15,420	$13,028	$2,392	18.4%
Other correspondent banking related revenue (note 2)	2,646	2,359	287	12.2%
Wealth management related revenue	1,530	1,960	(430)	(21.9)%
Service charges on deposit accounts	6,065	4,681	1,384	29.6%
Debit, prepaid, ATM and merchant card related fees	4,228	3,524	704	20.0%
BOLI income	1,219	1,192	27	2.3%
Other service charges and fees	1,186	883	303	34.3%
Subtotal	$32,294	$27,627	$4,667	16.9%
Gain on early extinguishment of debt	308	-	308	NM %
FDIC indemnification asset-amortization(see explanation below)	(1,166)	(8,999)	7,833	(87.0)%
FDIC indemnification income	96	1,026	(930)	(90.6)%
Total non-interest income	$31,532	$19,654	$11,878	60.4%

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

“Income from correspondent banking capital markets division” increased between the two periods presented above due to increased fees from hedging services and loan brokering fees.  In addition, the termination of the FDIC loss share agreements in February resulted in no further FDIC indemnification asset amortization which increased non-interest income by $7,833 compared to the same period in 2015.  Service charges on deposit accounts increased $1,384 in part due to the acquisitions of Community and Hometown on March 1, 2016.  Lastly, the early extinguishment of trust preferred debt during the six month period ending June 30, 2016 resulted in a gain of $308.

Non-interest expense

Non-interest expense for the six months ended June 30, 2016 increased $36,761, or 58.2%, to $99,902, compared to $63,141 for the same period in 2015. Components of our non-interest expenses are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Six month period ending:	2016	2015	(decrease)	(decrease)
Salaries and wages	$33,636	$29,665	$3,971	13.4%
Incentive/bonus compensation	2,807	2,949	(142)	(4.8)%
Stock based compensation	2,142	1,642	500	30.5%
Employer 401K matching contributions	956	843	113	13.4%
Deferred compensation expense	320	313	7	2.2%
Health insurance and other employee benefits	2,806	2,642	164	6.2%
Payroll taxes	2,534	2,296	238	10.4%
Other employee related expenses	582	476	106	22.3%
Incremental direct cost of loan origination	(1,369)	(1,321)	(48)	3.6%
Total salaries, wages and employee benefits	44,414	39,505	4,909	12.4%

Gain on sale of OREO	(712)	(473)	(239)	50.5%
Gain on sale of FDIC covered OREO	-	(1,028)	1,028	(100.0)%
Valuation write down of OREO	414	170	244	143.5%
Valuation write down of FDIC covered OREO	-	609	(609)	(100.0)%
Loss (gain) on repossessed assets other than real estate	37	(1)	38	(3,800.0)%
Foreclosure and repossession related expenses	1,231	842	389	46.2%
Foreclosure and repo expense, FDIC (note 1)	-	477	(477)	(100.0)%
Total credit related expenses	970	596	374	62.8%

Occupancy expense	4,624	4,211	413	9.8%
Depreciation of premises and equipment	3,085	2,836	249	8.8%
Supplies, stationary and printing	679	716	(37)	(5.2)%
Marketing expenses	1,516	1,019	497	48.8%
Data processing expense	3,292	3,257	35	1.1%
Legal, auditing and other professional fees	1,852	1,425	427	30.0%
Bank regulatory related expenses	1,778	1,793	(15)	(0.8)%
Postage and delivery	841	704	137	19.5%
Debit, prepaid, ATM and merchant card related expenses	1,412	883	529	59.9%
CDI and Trust intangible amortization	1,492	1,306	186	14.2%
Internet and telephone banking	1,192	1,084	108	10.0%
Operational write-offs and losses	107	359	(252)	(70.2)%
Correspondent accounts and Federal Reserve charges	379	337	42	12.5%
Conferences/Seminars/Education/Training	235	268	(33)	(12.3)%
Director fees	359	352	7	2.0%
Travel expenses	198	181	17	9.4%
Other expenses	2,327	2,281	46	2.0%
Subtotal	70,752	63,113	7,639	12.1%
Impairment of bank property held for sale, net	418	625	(207)	(33.1)%
Lease termination recovery	-	(597)	597	(100.0)%
Merger and acquisition related expenses	11,172	-	11,172	NM %
Loss from termination of FDIC loss share agreements	17,560	-	17,560	NM %
Total non-interest expense	$99,902	$63,141	$36,761	58.2%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding net impairments on bank property held for sale, lease termination recovery, merger related expenses and charges related to termination of FDIC loss sharing agreements, our non-interest expenses increased $7,639, or 12.1% to $70,752 during the six months ended June 30, 2016 compared to $63,113 during the same period last year.  The overall primary reason for the increase relates to the acquisitions of Community and Hometown on March 1, 2016.

Provision for income taxes

We recognized an income tax expense for the six months ended June 30, 2016 of $5,751 on pre-tax income of $16,681 (an effective tax rate of 34.5%) compared to an income tax expense of $10,964 on pre-tax income of $29,990 (an effective tax rate of 36.6%) for the comparable quarter in 2015.  The primary reason for the decrease in the effective tax rates is due to a larger percentage of tax exempt interest income relative to total revenue and the impact of CSFL Insurance Corp, the Company’s captive insurance subsidiary, incorporated in December 2015 pursuant to section 831(b) of the U.S. Tax Code.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2015. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2016. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There has been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2015 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
April 1, 2016	April 30, 2016	476 (1)	$16.13	---	1,934,735
May 1, 2016	May 31, 2016	---	---	---	1,934,735
June 1, 2016	June 30, 2016	578 (1)	$15.74	---	1,934,735
Total for quarter ending June 30, 2016		1,054	$15.92	---	1,934,735

(1)

We did not repurchase any shares of our common stock during the second quarter of 2016 pursuant to our stock repurchase plan currently in place. We repurchased 1,054 shares of our common stock from our employees during the second quarter of 2016 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: August 3, 2016	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: August 3, 2016	By:	/s/ Jennifer Idell
Jennifer Idell
Senior Vice President
and Chief Financial Officer