Form 10-Q
period 2016-09-30
CenterState Banks, Inc.
filed 2016-11-03
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

(863) 293-4710

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	48,018,388 shares
(class)	Outstanding at October 31, 2016

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$37,460	$50,902
Federal funds sold and Federal Reserve Bank deposits	161,406	101,580
Cash and cash equivalents	198,866	152,482
Trading securities, at fair value	2,166	2,107
Investment securities available for sale, at fair value	761,648	604,739
Investment securities held to maturity (fair value of $269,721 and $273,983
at September 30, 2016 and December 31, 2015, respectively)	263,692	272,840
Loans held for sale	2,333	1,529

Loans, excluding purchased credit impaired	3,097,194	2,383,248
Purchased credit impaired loans	197,288	210,528
Allowance for loan losses	(25,499)	(22,264)
Net Loans	3,268,983	2,571,512

Bank premises and equipment, net	114,567	101,821
Accrued interest receivable	11,782	10,286
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,003	14,041
Goodwill	105,492	76,739
Core deposit intangible, net	16,267	12,164
Trust intangible, net	733	837
Bank owned life insurance	97,767	85,890
Other repossessed real estate owned	9,005	11,196
FDIC indemnification asset	-	25,795
Deferred income tax asset, net	58,614	46,220
Bank property held for sale	9,355	1,665
Interest rate swap derivatives, at fair value	63,207	18,619
Prepaid expense and other assets	13,032	12,235
TOTAL ASSETS	$5,014,512	$4,022,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,406,030	$1,133,138
Demand - interest bearing	814,123	679,714
Savings and money market accounts	1,256,244	979,906
Time deposits	579,537	422,420
Total deposits	4,055,934	3,215,178

Securities sold under agreement to repurchase	26,889	27,472
Federal funds purchased	258,329	200,250
Other borrowed funds	-	25,000
Corporate debentures	25,899	24,093
Accrued interest payable	928	218
Interest rate swap derivatives, at fair value	65,165	19,822
Payables and accrued expenses	28,597	20,170
Total liabilities	4,461,741	3,532,203

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 48,016,624 and 45,459,195 shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	480	455
Additional paid-in capital	428,798	393,191
Retained earnings	115,985	95,430
Accumulated other comprehensive income	7,508	1,438
Total stockholders' equity	552,771	490,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,014,512	$4,022,717

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income:
Loans	$41,445	$35,134	$119,540	$106,188
Investment securities available for sale:
Taxable	4,693	3,895	14,523	11,981
Tax-exempt	1,053	728	2,775	1,933
Federal funds sold and other	512	355	1,672	1,120
	47,703	40,112	138,510	121,222
Interest expense:
Deposits	1,821	1,339	5,042	4,155
Securities sold under agreement to repurchase	25	51	80	154
Federal funds purchased	240	150	761	436
Corporate debentures	298	244	836	722
	2,384	1,784	6,719	5,467

Net interest income	45,319	38,328	131,791	115,755
Provision for loan losses	1,275	-	2,696	3,950
Net interest income after loan loss provision	44,044	38,328	129,095	111,805

Non interest income:
Correspondent banking capital markets revenue	6,381	4,943	21,801	17,971
Other correspondent banking related revenue	1,147	992	3,793	3,351
Service charges on deposit accounts	3,770	2,488	9,835	7,169
Debit, prepaid, ATM and merchant card related fees	2,017	1,659	6,245	5,183
Wealth management related revenue	892	940	2,422	2,900
FDIC indemnification income	-	27	96	1,053
FDIC indemnification asset amortization	-	(4,144)	(1,166)	(13,143)
Bank owned life insurance income	658	580	1,877	1,772
Other service charges and fees	736	641	2,230	1,524
Net gain on sale of securities available for sale	13	4	13	4
Total other income	15,614	8,130	47,146	27,784

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Non interest expense:
Salaries, wages and employee benefits	22,418	18,916	66,832	58,421
Occupancy expense	2,414	2,586	7,038	7,597
Depreciation of premises and equipment	1,629	1,438	4,714	4,274
Supplies, stationary and printing	341	382	1,020	1,098
Marketing expenses	700	630	2,216	1,649
Data processing expense	1,761	1,153	5,053	3,610
Legal, audit and other professional fees	904	779	2,756	2,204
Core deposit intangible ("CDI") amortization	756	579	2,179	1,810
Postage and delivery	423	348	1,264	1,052
ATM and debit card related expenses	725	515	2,137	1,398
Bank regulatory expenses	863	774	2,641	2,567
(Gain) loss on sale of repossessed real estate (“OREO”)	(558)	(282)	(1,270)	(1,783)
Valuation write down of repossessed real estate (“OREO”)	237	237	651	1,016
(Gain) loss on repossessed assets other than real estate	(4)	15	33	14
Foreclosure related expenses	512	423	1,743	1,742
Merger and acquisition related expenses	-	169	11,172	169
Branch closure and efficiency initiatives	549	12	967	637
Loss from termination of FDIC loss share agreements	-	-	17,560	-
Other expenses	2,658	2,181	7,524	6,521
Total other expenses	36,328	30,855	136,230	93,996

Income before provision for income taxes	23,330	15,603	40,011	45,593
Provision for income taxes	7,946	5,687	13,697	16,651
Net income	$15,384	$9,916	$26,314	$28,942

Other comprehensive income, net of tax:
Unrealized securities holding gain (loss), net of income taxes	$232	$1,869	$6,078	$(653)
Less: reclassified adjustments for gain included in net income, net of income taxes, of $5, $2, $5 and $2 ,respectively	(8)	(2)	(8)	(2)
Net unrealized gain (loss) on available for sale securities, net of income taxes	$224	$1,867	$6,070	$(655)

Total comprehensive income	$15,608	$11,783	$32,384	$28,287

Earnings per share:
Basic	$0.32	$0.22	$0.55	$0.64
Diluted	$0.32	$0.22	$0.55	$0.63
Common shares used in the calculation of (loss) earnings per share:
Basic (1)	47,820,543	45,200,366	47,254,255	45,163,766
Diluted (1)	48,602,566	45,826,153	47,954,759	45,732,665

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2016 and 2015 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income	equity
Balances at January 1, 2015	45,323,553	$453	$388,698	$59,273	$4,053	$452,477

Net income				28,942		28,942
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $411					(655)	(655)

Dividends paid - common ($0.05 per share)				(2,272)		(2,272)
Stock grants issued	69,416	1	1,172			1,173
Stock based compensation expense			163			163
Stock options exercised, including tax benefit	141,190	2	780			782
Stock repurchase	(65,265)	(1)	(797)			(798)
Balances at September 30, 2015	45,468,894	$455	$390,016	$85,943	$3,398	$479,812

Balances at January 1, 2016	45,459,195	$455	$393,191	$95,430	$1,438	$490,514

Net income				26,314		26,314
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $3,811					6,070	6,070

Dividends paid - common ($0.12 per share)				(5,759)		(5,759)
Stock grants issued	205,628	2	198			200
Stock based compensation expense			3,251			3,251
Stock options exercised, including tax benefit	103,381	1	717			718
Stock repurchase	(27,622)	(1)	(401)			(402)
Stock issued pursuant to Community Bank acquisition	2,276,042	23	31,842			31,865
Balances at September 30, 2016	48,016,624	$480	$428,798	$115,985	$7,508	$552,771

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$26,314	$28,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,696	3,950
Depreciation of premises and equipment	4,714	4,274
Accretion of purchase accounting adjustments	(27,786)	(33,091)
Net amortization of investment securities	8,297	6,824
Net deferred loan origination fees	(354)	343
Gain on sale of securities available for sale	(13)	(4)
Trading securities revenue	(418)	(337)
Purchases of trading securities	(122,383)	(114,101)
Proceeds from sale of trading securities	122,742	116,592
Repossessed real estate owned valuation write down	651	1,016
Gain on sale of repossessed real estate owned	(1,270)	(1,783)
Loss on repossessed assets other than real estate	33	14
Gain on sale of loans held for sale	(623)	(454)
Loans originated and held for sale	(30,883)	(23,592)
Proceeds from sale of loans held for sale	31,434	24,491
Loss (gain) on disposal of and or sale of fixed assets	1	(19)
Gain on disposal of bank property held for sale	(107)	(57)
Impairment on bank property held for sale	1,074	694
Gain on extinguishment of debt	(308)	-
Deferred income taxes	(1,321)	2,486
Stock based compensation expense	3,251	2,417
Bank owned life insurance income	(1,877)	(1,772)
FDIC indemnification asset amortization	1,166	13,143
Loss from termination of FDIC loss share agreements	17,560	-
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	2,042	3,102
Net change in accrued interest payable, accrued expense, and other liabilities	7,507	9,713
Net cash provided by operating activities	$42,139	42,791

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Nine months ended September 30,
	2016	2015
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$(10,025)	$(3,867)
Purchases of mortgage backed securities	(245,190)	(65,459)
Proceeds from pay-downs of mortgage backed securities	90,984	71,336
Proceeds from sales of investment securities	79,657	-
Proceeds from sales of mortgage backed securities	62,418	16,305
Proceeds from called investment securities	10,113	2,190
Held to maturity securities:
Purchases of investment securities	(58,458)	(53,789)
Purchases of mortgage backed securities	(3,730)	(30,776)
Proceeds from called investment securities	42,936	44,425
Proceeds from pay-downs of mortgage backed securities	26,875	27,799
Purchases of FHLB and FRB stock	-	(23)
Proceeds from sales of FHLB and FRB stock	29	208
Net increase in loans	(161,807)	(110,363)
Cash received from FDIC loss sharing agreements	5,482	6,291
Purchases of premises and equipment, net	(4,776)	(6,181)
Proceeds from sale of repossessed real estate	15,227	27,696
Proceeds from sale of fixed assets	-	49
Proceeds from sale of bank property held for sale	1,482	1,518
Purchase of bank owned life insurance	(10,000)	-
Net cash from bank acquisitions	41,885	12,537
Net cash used in investing activities	$(116,898)	$(60,104)
Cash flows from financing activities:
Net increase in deposits	135,650	79,087
Net (decrease) increase in securities sold under agreement to repurchase	(1,127)	1,490
Net increase in federal funds purchased	58,079	9,311
Net decrease in other borrowings	(57,418)	-
Extinguishment of debt	(8,680)	-
Net increase (decrease) in payable to shareholders for acquisitions	82	(269)
Stock options exercised, including tax benefit	718	782
Stock repurchased	(402)	(798)
Dividends paid	(5,759)	(2,272)
Net cash provided by financing activities	$121,143	$87,331

Net increase in cash and cash equivalents	46,384	70,018
Cash and cash equivalents, beginning of period	152,482	158,413
Cash and cash equivalents, end of period	$198,866	$228,431

Transfer of loans to other real estate owned	$5,643	$9,309
Transfers of bank property to held for sale	$4,415	$970

Cash paid during the period for:
Interest	$6,968	$6,252
Income taxes	$14,909	$11,553

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results expected for the full year.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were an average of 24,500, 462,004, 67,609 and 473,501 stock options that were not considered in computing diluted earnings per common share because they were anti-dilutive during the three and nine month periods ending September 30, 2016 and 2015, respectively. The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic
Net income available to common shareholders	$15,384	$9,916	$26,314	$28,942
Less: Earnings allocated to participating securities	(60)	(54)	(104)	(160)
Net income allocated to common shareholders	$15,324	$9,862	$26,210	$28,782

Weighted average common shares outstanding
including participating securities	48,006,824	45,447,962	47,441,952	45,414,202
Less: Participating securities (1)	(186,281)	(247,596)	(187,697)	(250,436)
Average shares	47,820,543	45,200,366	47,254,255	45,163,766
Basic earnings per common share	$0.32	$0.22	$0.55	$0.64

Diluted
Net income available to common shareholders	$15,324	$9,862	$26,210	$28,782
Weighted average common shares outstanding for
basic earnings per common share	47,820,543	45,200,366	47,254,255	45,163,766
Add: Dilutive effects of stock based compensation awards	782,023	625,787	700,504	568,899
Average shares and dilutive potential common shares	48,602,566	45,826,153	47,954,759	45,732,665
Diluted earnings per common share	$0.32	$0.22	$0.55	$0.63

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to the date of the consolidated balance sheet but have not settled (date of sale) until after such date, the sales price is used as the fair value (Level 1); and, (2) for those securities which have not traded as of the date of the consolidated balance sheet, the fair value was determined by broker price indications of similar or same securities (Level 2).

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2).

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2016
Assets:
Trading securities	$2,166	—	$2,166	—
Available for sale securities
U.S. Treasury securities	1,002	—	1,002	—
Obligations of U.S. government sponsored entities and agencies	10,023	—	10,023	—
Mortgage backed securities	726,092	—	726,092	—
Municipal securities	24,531	—	24,531	—
Interest rate swap derivatives	63,207	—	63,207	—

Liabilities:
Interest rate swap derivatives	65,165	—	65,165	—

at December 31, 2015
Assets:
Trading securities	$2,107	—	$2,107	—
Available for sale securities
U.S. Treasury securities	1,000	—	1,000	—
Mortgage backed securities	568,452	—	568,452	—
Municipal securities	35,287	—	35,287	—
Interest rate swap derivatives	18,619	—	18,619	—

Liabilities:
Interest rate swap derivatives	19,822	—	19,822	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2016, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2016
Assets:
Impaired loans
Residential real estate	$2,870	—	—	$2,870
Commercial real estate	7,469	—	—	7,469
Land, land development and construction	1,011	—	—	1,011
Commercial	1,220	—	—	1,220
Consumer	65	—	—	65
Other real estate owned
Residential real estate	715	—	—	715
Commercial real estate	938	—	—	938
Land, land development and construction	1,515	—	—	1,515
Bank property held for sale	1,136	—	—	1,136

at December 31, 2015
Assets:
Impaired loans
Residential real estate	$3,288	—	—	$3,288
Commercial real estate	7,061	—	—	7,061
Land, land development and construction	1,767	—	—	1,767
Commercial	280	—	—	280
Consumer	90	—	—	90
Other real estate owned
Residential real estate	85	—	—	85
Commercial real estate	1,506	—	—	1,506
Land, land development and construction	2,002	—	—	2,002
Bank property held for sale	1,665	—	—	1,665

Impaired loans measured at fair value had a recorded investment of $13,034 with a valuation allowance of $399, at September 30, 2016, and a recorded investment of $13,293, with a valuation allowance of $807, at December 31, 2015. The Company recorded a provision for loan loss expense of $86 and $458 on these loans during the three and nine month periods ending September 30, 2016.  The Company recorded a provision for loan loss expense of $241 and $516 on impaired loans carried at fair value during the three and nine month periods ending September 30, 2015.

Other real estate owned had a decline in fair value of $237, $237, $651 and $1,016 during the three and nine month periods ending September 30, 2016 and 2015, respectively. Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals.  The Company recognized an impairment charge of $549, $12, $967 and $637 during the three and nine month periods ending September 30, 2016 and 2015, respectively, related to bank properties held for sale.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at September 30, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$198,866	$198,866	$-	$-	$198,866
Trading securities	2,166	-	2,166	-	2,166
Investment securities available for sale	761,648	-	761,648	-	761,648
Investment securities held to maturity	263,692	-	269,721	-	269,721
FHLB and FRB stock	17,003	-	-	-	n/a
Loans held for sale	2,333	-	2,333	-	2,333
Loans, less allowance for loan losses of $25,499	3,268,983	-	-	3,267,908	3,267,908
Interest rate swap derivatives	63,207	-	63,207	-	63,207
Accrued interest receivable	11,782	-	4,077	7,705	11,782

Financial liabilities:
Deposits- without stated maturities	$3,476,397	$3,476,397	$-	$-	$3,476,397
Deposits- with stated maturities	579,537	-	581,527	-	581,527
Securities sold under agreement to repurchase	26,889	-	26,889	-	26,889
Federal funds purchased	258,329	-	258,329	-	258,329
Corporate debentures	25,899	-	-	22,226	22,226
Interest rate swap derivatives	65,165	-	65,165	-	65,165
Accrued interest payable	928	-	928	-	928

		Fair value measurements
at December 31, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$152,482	$152,482	$-	$-	$152,482
Trading securities	2,107	-	2,107	-	2,107
Investment securities available for sale	604,739	-	604,739	-	604,739
Investment securities held to maturity	272,840	-	273,983	-	273,983
FHLB and FRB stock	14,041	-	-	-	n/a
Loans held for sale	1,529	-	1,529	-	1,529
Loans, less allowance for loan losses of $22,264	2,571,512	-	-	2,574,516	2,574,516
FDIC indemnification asset	25,795	-	-	-	n/a
Interest rate swap derivatives	18,619	-	18,619	-	18,619
Accrued interest receivable	10,286	-	-	10,286	10,286

Financial liabilities:
Deposits- without stated maturities	$2,792,758	$2,792,758	$-	$-	$2,792,758
Deposits- with stated maturities	422,420	-	423,391	-	423,391
Securities sold under agreement to repurchase	27,472	-	27,472	-	27,472
Federal funds purchased	200,250	-	200,250	-	200,250
Other borrowed funds	25,000	-	25,000	-	25,000
Corporate debentures	24,093	-	-	19,734	19,734
Interest rate swap derivatives	19,822	-	19,822	-	19,822
Accrued interest payable	218	-	218	-	218

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and nine month periods ending September 30, 2016 and 2015.

	Three month period ending September 30, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$45,840	$1,863	$-	$-	$47,703
Interest expense	(1,848)	(238)	(298)	-	(2,384)
Net interest income (expense)	43,992	1,625	(298)	-	45,319
Provision for loan losses	(1,303)	28	-	-	(1,275)
Non interest income	8,086	7,528	-	-	15,614
Non interest expense	(29,958)	(5,456)	(914)	-	(36,328)
Net income (loss) before taxes	20,817	3,725	(1,212)	-	23,330
Income tax (provision) benefit	(6,973)	(1,437)	464	-	(7,946)
Net income (loss)	$13,844	$2,288	$(748)	$-	$15,384
Total assets	$4,612,833	$394,475	$585,561	$(578,357)	$5,014,512

	Nine month period ending September 30, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$132,783	$5,727	$-	$-	$138,510
Interest expense	(5,129)	(745)	(845)	-	(6,719)
Net interest income (expense)	$127,654	$4,982	$(845)	-	$131,791
Provision for loan losses	(2,648)	(48)	-	-	(2,696)
Non interest income	21,244	25,594	308	-	47,146
Non interest expense	(115,867)	(17,397)	(2,966)	-	(136,230)
Net income (loss) before taxes	$30,383	$13,131	$(3,503)	-	$40,011
Income tax (provision) benefit	(9,964)	(5,064)	1,331	-	(13,697)
Net income (loss)	$20,419	$8,067	$(2,172)	$-	$26,314
Total assets	$4,612,833	$394,475	$585,561	$(578,357)	$5,014,512

	Three month period ending September 30, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	38,417	1,695	-	-	40,112
Interest expense	(1,390)	(150)	(244)	-	(1,784)
Net interest income (expense)	37,027	1,545	(244)	-	38,328
Provision for loan losses	(1)	1	-	-	-
Non interest income	2,195	5,935	-	-	8,130
Non interest expense	(24,663)	(5,063)	(1,129)	-	(30,855)
Net income (loss) before taxes	14,558	2,418	(1,373)	-	15,603
Income tax (provision) benefit	(5,279)	(934)	526	-	(5,687)
Net income (loss)	9,279	1,484	(847)	-	9,916
Total assets	3,616,330	308,046	511,223	(502,527)	3,933,072

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Nine month period ending September 30, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$116,173	$5,049	$-	$-	$121,222
Interest expense	(4,310)	(435)	(722)	-	(5,467)
Net interest income	111,863	4,614	(722)	-	115,755
Provision for loan losses	(3,796)	(154)	-	-	(3,950)
Non interest income	6,462	21,322	-	-	27,784
Non interest expense	(73,962)	(16,666)	(3,368)	-	(93,996)
Net income (loss) before taxes	40,567	9,116	(4,090)	-	45,593
Income tax (provision) benefit	(14,700)	(3,517)	1,566	-	(16,651)
Net income (loss)	$25,867	$5,599	$(2,524)	$-	$28,942
Total assets	$3,616,330	$308,046	$511,223	$(502,527)	$3,933,072

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

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,001	$1	$-	$1,002
Obligations of U.S. government sponsored entities and agencies	10,041	-	18	10,023
Mortgage backed securities	714,938	11,399	245	726,092
Municipal securities	23,445	1,086	-	24,531
Total available-for-sale	$749,425	$12,486	$263	$761,648

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,002	$-	$2	$1,000
Mortgage backed securities	567,264	4,102	2,914	568,452
Municipal securities	34,131	1,156	-	35,287
Total available-for-sale	$602,397	$5,258	$2,916	$604,739

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2016 were securities acquired through the acquisitions of Community Bank of South Florida, Inc. (“Community”) and Hometown of Homestead Banking Company (“Hometown”) on March 1, 2016. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the nine months ended September 30, 2016 and 2015 were as follows:

For the nine months ended:	September 30, 2016	September 30, 2015
Proceeds	$142,075	$16,305
Gross gains	13	303
Gross losses	-	299

The tax provision related to these net realized gains was $5 and $2, respectively.

The fair value of available for sale securities at September 30, 2016 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due in one year or less	$1,621	$1,616
Due after one year through five years	3,747	3,583
Due after five years through ten years	8,611	8,227
Due after ten years through thirty years	21,577	21,061
Mortgage backed securities	726,092	714,938
Total available-for-sale	$761,648	$749,425

Available for sale securities pledged at September 30, 2016 and December 31, 2015 had a carrying amount (estimated fair value) of $235,957 and $195,753 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$10,023	$18	$-	$-	$10,023	$18
Mortgage backed securities	54,879	141	18,857	104	73,736	245
Total temporarily impaired available-for-sale securities	$64,902	$159	$18,857	$104	$83,759	$263

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$1,000	$2	$-	$-	$1,000	$2
Mortgage backed securities	282,299	1,599	32,892	1,315	315,191	2,914
Total temporarily impaired available-for-sale securities	$283,299	$1,601	$32,892	$1,315	$316,191	$2,916

At September 30, 2016, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

Held-to-Maturity

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of September 30, 2016 and December 31, 2015.

	September 30, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$14,797	$37	$-	$14,834
Mortgage backed securities	131,452	1,764	-	133,216
Municipal securities	117,443	4,420	192	121,671
Total held-to-maturity	$263,692	$6,221	$192	$269,721

	December 31, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$57,610	$141	$23	$57,728
Mortgage backed securities	155,942	71	601	155,412
Municipal securities	59,288	1,566	11	60,843
Total held-to-maturity	$272,840	$1,778	$635	$273,983

Held-to-maturity securities pledged at September 30, 2016 and December 31, 2015 had a carrying amount of $44,436 and $48,246 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At September 30, 2016, there were no holdings of held-to-maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held to maturity securities at September 30, 2016 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities held-to-maturity	Value	Cost
Due after five years through ten years	$10,474	$10,446
Due after ten years through thirty years	126,031	121,794
Mortgage backed securities	133,216	131,452
Total held-to-maturity	$269,721	$263,692

The following table shows the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Municipal securities	$13,917	$192	$-	$-	13,917	192
Total temporarily impaired held-to-maturity securities	$13,917	$192	$-	$-	$13,917	$192

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,958	$23	$-	$-	9,958	23
Mortgage backed securities	119,546	601	-	-	119,546	601
Municipal securities	1,735	11	-	-	1,735	11
Total temporarily impaired held-to-maturity securities	$131,239	$635	$-	$-	$131,239	$635

At September 30, 2016, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2016	December 31, 2015
Loans excluding PCI loans
Real estate loans
Residential	$806,489	$647,496
Commercial	1,682,375	1,254,782
Land, development and construction	120,331	105,276
Total real estate	2,609,195	2,007,554
Commercial	402,713	307,321
Consumer and other loans	84,767	67,500
Loans before unearned fees and deferred cost	3,096,675	2,382,375
Net unearned fees and costs	519	873
Total loans excluding PCI loans	3,097,194	2,383,248
PCI loans (note 1)
Real estate loans
Residential	74,825	86,104
Commercial	106,482	105,629
Land, development and construction	10,928	15,548
Total real estate	192,235	207,281
Commercial	4,649	2,771
Consumer and other loans	404	476
Total PCI loans	197,288	210,528
Total loans	3,294,482	2,593,776
Allowance for loan losses for loans that are not PCI loans	(25,274)	(22,143)
Allowance for loan losses for PCI loans	(225)	(121)
Total loans, net of allowance for loan losses	$3,268,983	$2,571,512

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended September 30, 2016
Balance at beginning of period	$24,066	$106	$24,172
Loans charged-off	(821)	(66)	(887)
Recoveries of loans previously charged-off	939	-	939
Net recoveries	118	(66)	52
Provision for loan losses	1,090	185	1,275
Balance at end of period	$25,274	$225	$25,499

Three months ended September 30, 2015
Balance at beginning of period	$22,818	$116	$22,934
Loans charged-off	(893)	(50)	(943)
Recoveries of loans previously charged-off	657	-	657
Net charge-offs	(236)	(50)	(286)
Provision for loan losses	4	(4)	-
Balance at end of period	$22,586	$62	$22,648

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine months ended September 30, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(1,642)	(66)	(1,708)
Recoveries of loans previously charged-off	2,247	-	2,247
Net recoveries	605	(66)	539
Provision for loan losses	2,526	170	2,696
Balance at end of period	$25,274	$225	$25,499

Nine months ended September 30, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(2,625)	(127)	(2,752)
Recoveries of loans previously charged-off	1,552	-	1,552
Net charge-offs	(1,073)	(127)	(1,200)
Provision for loan losses	4,275	(325)	3,950
Balance at end of period	$22,586	$62	$22,648

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended September 30, 2016
Beginning of the period	$5,909	$12,454	$799	$3,497	$1,407	$24,066
Charge-offs	(93)	(155)	(198)	(138)	(237)	(821)
Recoveries	496	293	15	91	44	939
Provision for loan losses	(453)	924	133	194	292	1,090
Balance at end of period	$5,859	$13,516	$749	$3,644	$1,506	$25,274

Three months ended September 30, 2015
Beginning of the period	$6,764	$10,649	$867	$3,035	$1,503	$22,818
Charge-offs	(634)	-	(58)	(37)	(164)	(893)
Recoveries	213	328	-	83	33	657
Provision for loan losses	(68)	143	(221)	24	126	4
Balance at end of period	$6,275	$11,120	$588	$3,105	$1,498	$22,586

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended September 30, 2016
Beginning of the period	$-	$92	$-	$-	$14	$106
Charge-offs	-	-	(66)	-	-	(66)
Recoveries	-	-	-	-	-	-
Provision for loan losses	61	-	124	-	-	185
Balance at end of period	$61	$92	$58	$-	$14	$225

Three months ended September 30, 2015
Beginning of the period	$-	$111	$2	$3	$-	$116
Charge-offs	-	-	-	-	(50)	(50)
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(70)	-	-	66	(4)
Balance at end of period	$-	$41	$2	$3	$16	$62

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Nine months ended September 30, 2016
Beginning of the period	$6,015	$10,559	$936	$3,212	$1,421	$22,143
Charge-offs	(226)	(421)	(232)	(161)	(602)	(1,642)
Recoveries	1,056	590	250	210	141	2,247
Provision for loan losses	(986)	2,788	(205)	383	546	2,526
Balance at end of period	$5,859	$13,516	$749	$3,644	$1,506	$25,274

Nine months ended September 30, 2015
Beginning of the period	$6,743	$8,269	$752	$2,330	$1,290	$19,384
Charge-offs	(1,037)	(60)	(129)	(849)	(550)	(2,625)
Recoveries	800	448	4	172	128	1,552
Provision for loan losses	(231)	2,463	(39)	1,452	630	4,275
Balance at end of period	$6,275	$11,120	$588	$3,105	$1,498	$22,586

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Nine months ended September 30, 2016
Beginning of the period	$-	$103	$1	$3	$14	$121
Charge-offs	-	-	(66)	-	-	(66)
Recoveries	-	-	-	-	-	-
Provision for loan losses	61	(11)	123	(3)	-	170
Balance at end of period	$61	$92	$58	$-	$14	$225

Nine months ended September 30, 2015
Beginning of the period	$-	$372	$6	$136	$-	$514
Charge-offs	-	(77)	-	-	(50)	(127)
Recoveries	-	-	-	-	-	-
Provision for loan losses	-	(254)	(4)	(133)	66	(325)
Balance at end of period	$-	$41	$2	$3	$16	$62

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of September 30, 2016	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$683	$2	$11	$15	$25	$736
Collectively evaluated for impairment	5,176	13,514	738	3,629	1,481	24,538
Purchased credit impaired	61	92	58	-	14	225
Total ending allowance balance	$5,920	$13,608	$807	$3,644	$1,520	$25,499

Loans:
Individually evaluated for impairment	$8,152	$8,139	$1,068	$1,921	$236	$19,516
Collectively evaluated for impairment	798,337	1,674,236	119,263	400,792	84,531	3,077,159
Purchased credit impaired	74,825	106,482	10,928	4,649	404	197,288
Total ending loan balances	$881,314	$1,788,857	$131,259	$407,362	$85,171	$3,293,963

	Real Estate Loans
As of December 31, 2015	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$402	$478	$164	$7	$29	$1,080
Collectively evaluated for impairment	5,613	10,081	772	3,205	1,392	21,063
Purchased credit impaired	-	103	1	3	14	121
Total ending allowance balance	$6,015	$10,662	$937	$3,215	$1,435	$22,264

Loans:
Individually evaluated for impairment	$8,096	$11,482	$2,267	$1,057	$273	$23,175
Collectively evaluated for impairment	639,400	1,243,300	103,009	306,264	67,227	2,359,200
Purchased credit impaired	86,104	105,629	15,548	2,771	476	210,528
Total ending loan balance	$733,600	$1,360,411	$120,824	$310,092	$67,976	$2,592,903

Loans collectively evaluated for impairment reported at September 30, 2016 include loans acquired from First Southern Bank (“FSB”) on June 1, 2014 and from Gulfstream Business Bank (“GSB”) on January 17, 2014 that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date. The aggregate fair value adjustment for these loans at their respective acquisition dates was approximately $17,761, or approximately 2.10% of the aggregate acquisition date balances.  The amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  The aggregate unamortized acquisition date fair value adjustment was approximately $7,207 and $9,354, which represents approximately 1.40% and 1.59% of the remaining outstanding balance of these acquired loans at September 30, 2016 and December 31, 2015, respectively.  Management has also estimated probable incurred losses based on performance since the respective acquisition dates, and based on these estimates, has included $2,323 in the Company’s general loan allowance with respect to these acquired loans.

Loans collectively evaluated for impairment reported at September 30, 2016 also include loans acquired from Community and Hometown on March 1, 2016.  The acquired loans were recorded at estimated fair value at acquisition; therefore, no allowance for loan losses was recorded for these loans at September 30, 2016.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	Sept. 30, 2016	Dec. 31, 2015
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$10,528	$10,254
Nonperforming TDRs (these are included in NPLs)	3,064	4,873
Total TDRs (these are included in impaired loans)	13,592	15,127
Impaired loans that are not TDRs	5,924	8,048
Total impaired loans	$19,516	$23,175

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

TDRs as of September 30, 2016 and December 31, 2015 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of September 30, 2016	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,081	$1,073	$8,154
Commercial	2,003	1,873	3,876
Land, development, construction	287	87	374
Total real estate loans	9,371	3,033	12,404
Commercial	952	-	952
Consumer and other	205	31	236
Total TDRs	$10,528	$3,064	$13,592

As of December 31, 2015	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$5,987	$2,108	$8,095
Commercial	2,458	2,558	5,016
Land, development, construction	593	93	686
Total real estate loans	9,038	4,759	13,797
Commercial	991	66	1,057
Consumer and other	225	48	273
Total TDRs	$10,254	$4,873	$15,127

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $87 and $447 and partial charge offs of $51 and $169 on the TDR loans described above during the three and nine month periods ending September 30, 2016.  The Company recorded a provision for loan loss expense of $70 and $321 and partial charge-offs of $50 and $224 on TDR loans during the three and nine month periods ending September 30, 2015.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 77% of our TDRs are current pursuant to their modified terms, and $3,064, or approximately 23% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and nine month periods ending September 30, 2016 were $400 and $2,395.  The Company recorded a loan loss provision of $48 and $201 for loans modified during the three and nine month periods ending September 30, 2016.   Loans modified as TDRs during the three and nine month periods ending September 30, 2015 were $225 and $3,225.  The Company recorded a loan loss provision of $3 and $194 for loans modified during the three and nine month periods ending September 30, 2015.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending September 30, 2016 and 2015.

	Period ending		Period ending
	September 30, 2016		September 30, 2015
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	2	$170	3	$596
Commercial real estate	2	948	3	1,364
Land, development, construction	-	-	1	95
Commercial and Industrial	-	-	-	-
Consumer and other	-	-	-	-
Total	4	$1,118	7	$2,055

The Company recorded a provision for loan loss expense of $12, $25, $86 and $123 and partial charge offs of $20, $28, $73 and $125 on TDR loans that subsequently defaulted as described above during the three and nine month periods ending September 30, 2016 and 2015, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of September 30, 2016	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$3,981	$3,881	$-
Commercial real estate	8,356	7,838	-
Land, development, construction	1,070	881	-
Commercial and industrial	1,506	1,468	-
Consumer, other	89	86	-

With an allowance recorded:
Residential real estate	4,449	4,271	683
Commercial real estate	401	301	2
Land, development, construction	213	187	11
Commercial and industrial	452	453	15
Consumer, other	169	150	25
Total	$20,686	$19,516	$736

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2015	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,784	$5,465	$-
Commercial real estate	9,595	9,202	-
Land, development, construction	1,869	1,229	-
Commercial and industrial	585	577	-
Consumer, other	109	103	-

With an allowance recorded:
Residential real estate	2,682	2,631	402
Commercial real estate	2,538	2,280	478
Land, development, construction	1,065	1,038	164
Commercial and industrial	484	480	7
Consumer, other	179	170	29
Total	$24,890	$23,175	$1,080

Three months ended September 30, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,356	$67	$-
Commercial	10,530	24	-
Land, development, construction	1,148	4	-
Total real estate loans	20,034	95	-

Commercial and industrial	1,923	12	-
Consumer and other loans	243	3	-
Total	$22,200	$110	$-

Nine months ended September 30, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,447	$185	$-
Commercial	12,744	101	-
Land, development, construction	1,650	20	-
Total real estate loans	22,841	306	-

Commercial and industrial	1,806	35	-
Consumer and other loans	260	8	-
Total	$24,907	$349	$-

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended September 30, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,446	$61	$-
Commercial	10,938	66	-
Land, development, construction	1,802	7	-
Total real estate loans	21,186	134	-

Commercial and industrial	871	10	-
Consumer and other loans	295	3	-
Total	$22,352	$147	$-

Nine months ended September 30, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,789	$184	$-
Commercial	10,808	193	-
Land, development, construction	1,990	21	-
Total real estate loans	21,587	398	-

Commercial and industrial	924	27	-
Consumer and other loans	345	11	-
Total	$22,856	$436	$-

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Sept. 30, 2016	Dec. 31, 2015
Non accrual loans	$19,704	$20,833
Loans past due over 90 days and still accruing interest	-	-
Total non performing loans	$19,704	$20,833

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2016 and December 31, 2015, excluding purchased credit impaired loans:

As of September 30, 2016	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,005	$-
Commercial real estate	9,335	-
Land, development, construction	1,289	-
Commercial	1,668	-
Consumer, other	407	-
Total	$19,704	$-

As of December 31, 2015	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,540	$-
Commercial real estate	9,145	-
Land, development, construction	1,608	-
Commercial	187	-
Consumer, other	353	-
Total	$20,833	$-

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of September 30, 2016
Residential real estate	$806,489	$4,307	$2,329	$-	$6,636	$792,848	$7,005
Commercial real estate	1,682,375	1,506	829	-	2,335	1,670,705	9,335
Land/dev/construction	120,331	1,068	39	-	1,107	117,935	1,289
Commercial	402,713	642	180	-	822	400,223	1,668
Consumer	84,767	329	26	-	355	84,005	407
	$3,096,675	$7,852	$3,403	$-	$11,255	$3,065,716	$19,704

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2015
Residential real estate	$647,496	$2,118	$3,089	$-	$5,207	$632,749	$9,540
Commercial real estate	1,254,782	4,647	2,170	-	6,817	1,238,820	9,145
Land/dev/construction	105,276	280	595	-	875	102,793	1,608
Commercial	307,321	1,101	348	-	1,449	305,685	187
Consumer	67,500	285	90	-	375	66,772	353
	$2,382,375	$8,431	$6,292	$-	$14,723	$2,346,819	$20,833

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, as of September 30, 2016 and December 31, 2015.  The increase in loans categorized as special mention between the periods presented is due to the acquisitions of Community and Hometown on March 1, 2016.

		As of September 30, 2016
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$776,343	$12,357	$17,789	$-
Commercial real estate	1,568,768	88,257	25,350	-
Land/dev/construction	107,742	10,510	2,079	-
Commercial	393,811	5,503	3,399	-
Consumer	83,846	274	647	-
Total	$2,930,510	$116,901	$49,264	$-

		As of December 31, 2015
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$620,313	$9,585	$17,598	$ -
Commercial real estate	1,174,990	47,885	31,907	-
Land/dev/construction	95,885	5,896	3,495	-
Commercial	299,742	4,077	3,502	-
Consumer	66,683	297	520	-
Total	$2,257,613	$67,740	$57,022	$-

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of September 30, 2016 and December 31, 2015:

As of September 30, 2016	Residential	Consumer
Performing	$799,484	$84,360
Nonperforming	7,005	407
Total	$806,489	$84,767

As of December 31, 2015	Residential	Consumer
Performing	$637,956	$67,147
Nonperforming	9,540	353
Total	$647,496	$67,500

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2016 and December 31, 2015. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Sept. 30, 2016	Dec. 31, 2015
Contractually required principal and interest	$316,667	$332,570
Non-accretable difference	(19,290)	(19,452)
Cash flows expected to be collected	297,377	313,118
Accretable yield	(100,089)	(102,590)
Carrying value of acquired loans	197,288	210,528
Allowance for loan losses	(225)	(121)
Carrying value less allowance for loan losses	$197,063	$210,407

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $1,130, $6,722, $4,731 and $19,147 from non-accretable difference to accretable yield during the three and nine month periods ending September 30, 2016 and 2015 to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and nine month periods ending September 30, 2016 and 2015.

Activity during the		Effect of	income	all other
three month period ending September 30, 2016	Jun. 30, 2016	acquisitions	accretion	adjustments	Sept. 30, 2016
Contractually required principal and interest	$344,464	$-	$-	$(27,797)	$316,667
Non-accretable difference	(20,462)	-	-	1,172	(19,290)
Cash flows expected to be collected	324,002	-	-	(26,625)	297,377
Accretable yield	(107,143)	-	7,795	(741)	(100,089)
Carry value of acquired loans	$216,859	$-	$7,795	$(27,366)	$197,288

Activity during the		Effect of	income	all other
nine month period ending September 30, 2016	Dec. 31, 2015	acquisitions	accretion	adjustments	Sept. 30, 2016
Contractually required principal and interest	$332,570	$73,005	$-	$(88,908)	$316,667
Non-accretable difference	(19,452)	(9,295)	-	9,457	(19,290)
Cash flows expected to be collected	313,118	63,710	-	(79,451)	297,377
Accretable yield	(102,590)	(18,585)	24,750	(3,664)	(100,089)
Carry value of acquired loans	$210,528	$45,125	$24,750	$(83,115)	$197,288

Activity during the		Effect of	income	all other
three month period ending September 30, 2015	Jun. 30, 2015	acquisitions	accretion	adjustments	Sept. 30, 2015
Contractually required principal and interest	$379,776	$-	$-	$(24,456)	$355,320
Non-accretable difference	(25,188)	-	-	5,190	(19,998)
Cash flows expected to be collected	354,588	-	-	(19,266)	335,322
Accretable yield	(107,059)	-	9,898	(6,383)	(103,544)
Carry value of acquired loans	$247,529	$-	$9,898	$(25,649)	$231,778

Activity during the		Effect of	income	all other
nine month period ending September 30, 2015	Dec. 31, 2014	acquisitions	accretion	adjustments	Sept. 30, 2015
Contractually required principal and interest	$460,836	$-	$-	$(105,516)	$355,320
Non-accretable difference	(68,757)	-	-	48,759	(19,998)
Cash flows expected to be collected	392,079	-	-	(56,757)	335,322
Accretable yield	(115,313)	-	31,226	(19,457)	(103,544)
Carry value of acquired loans	$276,766	$-	$31,226	$(76,214)	$231,778

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

	Nine months period ended Sept. 30, 2016	Twelve months period ended Dec. 31, 2015
Beginning of the year	$25,795	$49,054
Amortization, net	(1,133)	(16,282)
Indemnification revenue	96	1,900
Indemnification of foreclosure expense	(197)	(4,001)
Proceeds from FDIC	(5,482)	(4,662)
Impairment (recovery) of loan pool	-	(214)
Loss from termination of loss share agreements	(19,079)	-
Period end balance	$-	$25,795

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

	Nine months period ended Sept. 30, 2016	Twelve months period ended Dec. 31, 2015
Beginning of the year	$1,486	$1,205
True-up liability accrual	33	281
Gain from termination of loss share agreements	(1,519)	-
Period end balance	$-	$1,486

NOTE 8: Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $26,889 at September 30, 2016 compared to $27,472 at December 31, 2015.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of September 30, 2016	Securities	Securities	Total
Market value of securities pledged	$39,119	$1,496	$40,615
Borrowings related to pledged amounts	26,032	857	26,889
Market value pledged as a % of borrowings	150%	175%	151%

As of December 31, 2015
Market value of securities pledged	$45,745	$1,653	$47,398
Borrowings related to pledged amounts	27,179	293	27,472
Market value pledged as a % of borrowings	168%	564%	173%

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

Number of shares of Community common stock exchanged for CenterState common stock	2,488,260
Per share exchange ratio	0.9148
Number of shares of CenterState common stock less 218 of fractional shares	2,276,042
Multiplied by CenterState common stock price per share on February 29, 2016	$14.00
Fair value of CenterState common stock issued	$31,865
Total Community common shares exchanged for cash	2,488,261
Multiplied by the cash consideration each Community share was entitled to receive	$13.31
Total cash consideration, plus $3 for 218 of fractional shares	$33,121
Total purchase price	$64,986

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

Number of shares of Hometown common stock outstanding at February 29, 2016	15,319,622
Multiplied by the cash consideration each Hometown share was entitled to receive	$1.25
Total purchase price	$19,150

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

Pro-forma information

Pro-forma data for the three and nine month periods ending September 30, 2015 and nine month period ending September 30, 2016 listed in the table below presents pro-forma information as if the Community and Hometown acquisitions occurred at the beginning of 2015.  Because the Community and Hometown transactions closed on March 1, 2016, there is no pro-forma information for the three month period ending September 30, 2016 as both Community and Hometown actual results are included in the current reported figures.

	Three months ended Sept. 30,	Nine months ended Sept. 30,
	2015	2016	2015
Net interest income	$46,779	$133,900	$140,692
Net income available to common shareholders	$10,895	$31,071	$33,320
EPS - basic	$0.23	$0.65	$0.71
EPS - diluted	$0.23	$0.64	$0.70

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 10:  Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At September 30, 2016 and December 31, 2015, the notional amount of such arrangements was $2,006,466 and $939,831, respectively, and investment securities with a fair value of $85,785 and $31,801 were pledged as collateral to the third party dealers.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	Sept. 30, 2016	Dec. 31, 2015
Notional amount	$2,006,466	$939,831
Weighted average pay rate on interest-rate swaps	2.46%	2.61%
Weighted average receive rate on interest rate swaps	2.45%	2.57%
Weighted average maturity (years)	11	12
Fair value of interest rate swap derivatives (asset)	$63,207	$18,619
Fair value of interest rate swap derivatives (liability)	$65,165	$19,822

NOTE 11:  Subsequent Events

On October 17, 2016, the Company entered into an Agreement and Plan of Merger (“Agreement”) with Platinum Bank Holding Company (“Platinum”), whereby Platinum will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger.  Pursuant to and simultaneously with entering into the Agreement, the Company’s wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState Bank”) and Platinum’s wholly owned subsidiary bank, Platinum Bank., will merge with CenterState Bank as the surviving bank.  Under the terms and subject to the conditions of the Agreement each outstanding share of Platinum common stock is entitled to receive a $7.60 cash payment and 3.7832 shares of the Company’s common stock.  The Agreement has been unanimously approved by the boards of directors of the Company and Platinum. The transaction is expected to close early in the second quarter of 2017 subject to customary conditions, including receipt of all applicable regulatory approvals and Platinum shareholder approval.  Platinum, which is headquartered in Brandon, Florida, currently operates seven banking locations in the Tampa-St. Petersburg-Clearwater and Lakeland-Winter Haven MSAs.  At September 30, 2016, Platinum reported total assets of $584,050, gross loans of $452,264 and deposits of $495,002.

NOTE 12:  Recently Issued Accounting Standards

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

Overview

Our total assets increased approximately 25% from December 31, 2015 to September 30, 2016, which was primarily the result of the two bank acquisitions on March 1, 2016.  In addition to the growth through acquisitions, organic deposit growth increased $134,844 or 6% annualized primarily in commercial checking.  The growth in liquidity from the liability increases was used primarily to support the 14% annualized loan growth (excluding PCI loans and acquisition day balances from the two Homestead, Florida acquisitions as described below) during the period.  Our loan to deposit ratio was 81.2% and 80.7% at September 30, 2016 and December 31, 2015, respectively.

On March 1, 2016, we closed our previously announced acquisitions of Community Bank of South Florida, Inc. (“Community”) and Hometown of Homestead Banking Company (“Hometown”) , whereby we acquired approximately $837,090 of assets including $514,231 of loans and an additional $705,912 of deposits.  Furthermore, we acquired 17 branch locations of which 15 are located in Miami-Dade and Monroe Counties and two are located in Polk County.  The two branches in Polk County were closed in March 2016 and nine additional branches were closed in May 2016.

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

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $161,406 at September 30, 2016 (approximately 3% of total assets) as compared to $101,580 at December 31, 2015 (approximately 3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $761,648 at September 30, 2016 (approximately 15% of total assets) compared to $604,739 at December 31, 2015 (approximately 15% of total assets), an increase of $156,909 or 26%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	Three month periods ended		Nine month periods ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Beginning balance	$-	$1,508	2,107	$3,420
Purchases	33,746	37,611	122,383	114,101
Proceeds from sales	(31,634)	(37,931)	(122,742)	(116,592)
Net realized gain on sales	37	56	401	315
Net unrealized gains	17	22	17	22
Ending balance	$2,166	$1,266	$2,166	$1,266

Investment securities held to maturity

At September 30, 2016, we had $263,692 (unamortized cost basis) of securities with an estimated fair value of $269,721, resulting in a net unrecognized gain of $6,029, compared to $272,840 (unamortized cost basis) of securities with an estimated fair value of $273,983 and a net unrecognized gain of $1,143 at December 31, 2015.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

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

	Three month periods ended		Nine month periods ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Beginning balance	$4,329	$1,656	$1,529	$1,251
Effect from acquisitions	-	-	732	-
Loans originated	11,695	7,886	30,883	23,592
Proceeds from sales	(13,993)	(8,898)	(31,434)	(24,491)
Net realized gain on sales	302	162	623	454
Ending balance	$2,333	$806	$2,333	$806

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the nine month period ended September 30, 2016, were $3,068,715 or 71.8% of average earning assets, as compared to $2,495,935, or 72.6% of average earning assets, for the nine month period ending September 30, 2015. Total loans at September 30, 2016 and December 31, 2015 were $3,294,482 and $2,593,776, respectively. This represents a loan to total asset ratio of 65.7% and 64.5% and a loan to deposit ratio of 81.2% and 80.7%, at September 30, 2016 and December 31, 2015, respectively.

Non-PCI loans

At September 30, 2016, we have total Non-PCI loans of $3,097,194.  Total new loans originated during the nine month period ended September 30, 2016 approximated $735.8 million, of which $625.0 million were funded at the time of origination. The weighted average interest rate on funded loans was approximately 3.72% during the nine month period.  The graph below summarizes new loan originations and funded loan production over the past nine quarters.  The loan origination pipeline is approximately $378 million at September 30, 2016 compared to $365 million at June 30, 2016.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at September 30, 2016 were $197,288 compared to $210,528 at December 31, 2015.  We acquired $45,125 of PCI loans at fair value, net of $13,010 estimated discount, with the acquisitions of Community and Hometown.

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

Total loans at September 30, 2016 were $3,294,482. Of this amount, approximately 85.0% are collateralized by real estate, 12.4% are commercial non real estate loans and the remaining 2.6% are consumer and other non real estate loans. We have approximately $881,314 of single family residential loans which represents about 27% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 54.3% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2016	December 31, 2015
Loans excluding PCI loans
Real estate loans
Residential	$806,489	$647,496
Commercial	1,682,375	1,254,782
Land, development and construction	120,331	105,276
Total real estate	2,609,195	2,007,554
Commercial	402,713	307,321
Consumer and other loans	84,767	67,500
Loans before unearned fees and deferred cost	3,096,675	2,382,375
Net unearned fees and costs	519	873
Total loans excluding PCI loans	3,097,194	2,383,248
PCI loans (note 1)
Real estate loans
Residential	74,825	86,104
Commercial	106,482	105,629
Land, development and construction	10,928	15,548
Total real estate	192,235	207,281
Commercial	4,649	2,771
Consumer and other loans	404	476
Total PCI loans	197,288	210,528
Total loans	3,294,482	2,593,776
Allowance for loan losses for loans that are not PCI loans	(25,274)	(22,143)
Allowance for loan losses for PCI loans	(225)	(121)
Total loans, net of allowance for loan losses	$3,268,983	$2,571,512
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	September 30, 2016	December 31, 2015
Originated Loans
Real estate loans
Residential	$534,070	$491,149
Commercial	1,019,458	781,419
Land, development and construction loans	94,896	91,817
Total real estate loans	1,648,424	1,364,385
Commercial loans	339,938	251,855
Consumer and other loans	80,391	67,026
Total loans before unearned fees and costs	2,068,753	1,683,266
Unearned fees and costs	519	873
Total originated loans	2,069,272	1,684,139

Acquired Loans (1)
Real estate loans
Residential	272,419	156,347
Commercial	662,917	473,363
Land, development and construction loans	25,435	13,459
Total real estate loans	960,771	643,169
Commercial loans	62,775	55,466
Consumer and other loans	4,376	474
Total acquired loans	1,027,922	699,109

PCI loans
Real estate loans
Residential	74,825	86,104
Commercial	106,482	105,629
Land, development and construction loans	10,928	15,548
Total real estate loans	192,235	207,281
Commercial loans	4,649	2,771
Consumer and other loans	404	476
Total PCI loans	197,288	210,528

Total Loans	$3,294,482	$2,593,776

(1)	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016); and
•	Hometown of Homestead Banking Company acquisition (year 2016).

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at September 30, 2016 and December 31, 2015.

	Sept. 30, 2016			Dec. 31, 2015			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$2,051,764	$21,426	1.04%	$1,664,056	$17,326	1.04%	$387,708	$4,100	-	bps
Impaired originated loans	17,508	693	3.96%	20,083	757	3.77%	(2,575)	(64)	19	bps
Total originated loans	2,069,272	22,119	1.07%	1,684,139	18,083	1.07%	385,133	4,036	-	bps

Acquired loans (2)	1,025,914	3,112	0.30%	696,017	3,737	0.54%	329,897	(625)	(24)	bps
Impaired acquired loans (1)	2,008	43	2.14%	3,092	323	10.45%	(1,084)	(280)	(831)	bps
Total acquired loans	1,027,922	3,155	0.31%	699,109	4,060	0.58%	328,813	(905)	(27)	bps

Total non-PCI loans	3,097,194	25,274		2,383,248	22,143		713,946	3,131
PCI loans	197,288	225		210,528	121		(13,240)	104
Total loans	$3,294,482	$25,499		$2,593,776	$22,264		$700,706	$3,235

(1)	These are loans that were acquired as performing loans that subsequently became impaired.
(2)

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at September 30, 2016 was approximately $16,787 or 1.6% of the aggregate outstanding related loan balances.  Prior to March 31, 2016, the Company did not previously include loans acquired pursuant to the TD Bank and Federal Trust acquisitions that occurred in 2011.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016) and the Hometown of Homestead Banking Company acquisition (year 2016).  All prior periods have been reclassified to conform to this new presentation format.

The general loan loss allowance (non-impaired loans) relating to originated loans increased by $4,100 resulting primarily from an increase in loans outstanding.  Net changes resulting from a mixture of decreases and increases in the Company’s various two year historical loss factors and qualitative factors also slightly affected the net change.

The general loan loss allowance (non-impaired loans) relating to acquired loans decreased by $625 resulting primarily from a decrease in loans outstanding, excluding the two bank acquisitions (Community Bank and Hometown of Homestead Banking Company) which occurred during the first quarter of 2016.  At September 30, 2016 the non-impaired loans acquired from these two acquisitions were equal to approximately $421,590.  These loans were recorded at estimated fair value at the March 1, 2016 acquisition date.  As such, there is no allowance for loan losses associated with these loans as of September 30, 2016.  The unamortized acquisition date fair value adjustment related to these loans at September 30, 2016 was approximately $8,218, or 1.9% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at September 30, 2016 are equal to $19,516 ($17,508 originated impaired loans plus $2,008 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,170 to $19,516 ($18,780 when the $736 specific allowance is considered) from their legal unpaid principal balance outstanding of $20,686.  In the aggregate, total impaired loans have been written down to approximately 91% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 89% of their legal unpaid principal balance.  Approximately $10,528 of the Company’s impaired loans, or 54% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at September 30, 2016. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended September 30, 2016
Balance at beginning of period	$24,066	$106	$24,172
Loans charged-off	(821)	(66)	(887)
Recoveries of loans previously charged-off	939	-	939
Net recoveries	118	(66)	52
Provision for loan losses	1,090	185	1,275
Balance at end of period	$25,274	$225	$25,499

Three months ended September 30, 2015
Balance at beginning of period	$22,818	$116	$22,934
Loans charged-off	(893)	(50)	(943)
Recoveries of loans previously charged-off	657	-	657
Net charge-offs	(236)	(50)	(286)
Provision for loan losses	4	(4)	-
Balance at end of period	$22,586	$62	$22,648

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine months ended September 30, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(1,642)	(66)	(1,708)
Recoveries of loans previously charged-off	2,247	-	2,247
Net recoveries	605	(66)	539
Provision for loan losses	2,526	170	2,696
Balance at end of period	$25,274	$225	$25,499

Nine months ended September 30, 2015
Balance at beginning of period	$19,384	$514	$19,898
Loans charged-off	(2,625)	(127)	(2,752)
Recoveries of loans previously charged-off	1,552	-	1,552
Net charge-offs	(1,073)	(127)	(1,200)
Provision for loan losses	4,275	(325)	3,950
Balance at end of period	$22,586	$62	$22,648

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.64% at September 30, 2016, compared to 0.87% at December 31, 2015.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $28,879 at September 30, 2016, compared to $32,174 at December 31, 2015. Non-performing assets as a percentage of total assets were 0.58% at September 30, 2016, compared to 0.80%  at December 31, 2015. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Sept. 30, 2016	Dec. 31, 2015
Non-accrual loans (note 1)	$19,704	$20,833
Accruing loans 90 days or more past due (note 1)	-	-
Total non-performing loans ("NPLs") (note 1)	19,704	20,833
Other real estate owned ("OREO")	9,005	11,196
Repossessed assets other than real estate ("ORAs") (note 1)	170	145
Total NPAs	$28,879	$32,174

NPLs as percentage of total loans (note 1)	0.64%	0.87%
NPAs as percentage of total assets	0.58%	0.80%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.93%	1.34%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.36%	0.62%
Allowance for loan losses as percentage of NPLs (note 1)	128%	106%

note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of September 30, 2016 the Company had non-accrual loans with an aggregate carrying value of $19,704 compared to December 31, 2015 when an aggregate book value of $20,833 was reported.

The second largest component of non-performing assets after non-accrual loans is OREO. At September 30, 2016, total OREO was $9,005 compared to $11,196 at December 31, 2015 (of which $9,629 was previously covered by FDIC loss sharing agreements).  On March 1, 2016, we acquired $6,774 in OREO from Community and Hometown after fair value adjustments.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At September 30, 2016 we have identified a total of $19,516 impaired loans, excluding PCI loans. A specific valuation allowance of $736 has been attached to $5,362 of impaired loans included in the total $19,516 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $19,516, has been partially charged down by $1,170 from their aggregate legal unpaid balance of $20,686.

The table below summarizes impaired loan data for the periods presented.

	Sept. 30, 2016	Dec. 31, 2015
Impaired loans with a specific valuation allowance	$5,362	$6,599
Impaired loans without a specific valuation allowance	14,154	16,576
Total impaired loans	$19,516	$23,175

Performing TDRs (these are not included in NPLs)	$10,528	$10,254
Non performing TDRs (these are included in NPLs)	3,064	4,873
Total TDRs	13,592	15,127
Impaired loans that are not TDRs	5,924	8,048
Total impaired loans	$19,516	$23,175

Bank premises and equipment

Bank premises and equipment was $114,567 at September 30, 2016 compared to $101,821 at December 31, 2015, an increase of $12,746 or 12.5%.  The primary component of the increase is $22,814 of branch real estate acquired on March 1, 2016 with the purchase of Community and Hometown.  In addition, we transferred $10,139 of branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Sept. 30, 2016	Dec. 31, 2015
Land	$40,952	$35,941
Land improvements	1,077	995
Buildings	71,022	62,109
Leasehold improvements	5,292	5,917
Furniture, fixtures and equipment	34,350	31,666
Construction in progress	1,666	1,263
Subtotal	154,359	137,891
Less: accumulated depreciation	39,792	36,070
Total	$114,567	$101,821

We transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and sold four properties during the nine months ending September 30, 2016.   Our branch real estate held for sale at September 30, 2016 and December 31, 2015 was $9,355 and $1,665, respectively, a net increase of $7,690.  The reduction due to the four sold properties is offset by the transfers into held for sale of $9,172, after impairment expense of $967.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $63,207 at September 30, 2016 compared to $18,619 at December 31, 2015.  The fair value of interest rate swap derivatives (liability component) was $65,165 at September 30, 2016 compared to $19,822 at December 31, 2015.

Deposits

The cost of interest bearing deposits in the current quarter is 0.27%, the same as the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.18% compared to 0.17% in the prior quarter.  On March 1, 2016, we acquired approximately $705.9 million in deposits from Community and Hometown.  See “Overview” for additional information on regarding this transaction. The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	Sept. 30, 2016	total	Dec. 31, 2015	total
Demand - non-interest bearing	$1,406,030	35%	$1,133,138	35%
Demand - interest bearing	814,123	20%	679,714	21%
Savings deposits	352,547	9%	241,605	8%
Money market accounts	903,697	22%	738,301	23%
Time deposits	579,537	14%	422,420	13%
Total deposits	$4,055,934	100%	$3,215,178	100%

.

Securities sold under agreement to repurchase

Our subsidiary bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $26,889 at September 30, 2016 compared to $27,472 at December 31, 2015.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At September 30, 2016 we had $258,329 of correspondent bank deposits or federal funds purchased, compared to $200,250 at December 31, 2015.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. At September 30, 2016 there were no outstanding advances compared to $25,000 at December 31, 2015.

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

Stockholders’ equity

Stockholders’ equity at September 30, 2016, was $552,771, or 11.0% of total assets, compared to $490,514, or 12.2% of total assets at December 31, 2015. The increase in stockholders’ equity was due to the following items:

Total stockholders' equity at December 31, 2015	$490,514
Net income during the period	26,314
Dividends paid on common shares ($0.12 per share)	(5,759)
Net increase in market value of securities available for sale, net of deferred taxes	6,070
Stock options exercised, including tax benefit	718
Employee equity based compensation	3,451
Stock repurchase (27,622 shares, average price of $14.55 per share)	(402)
Stock issued pursuant to acquisition of Community	31,865
Total stockholders' equity at September 30, 2016	$552,771

The federal bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. As of September 30, 2016, our subsidiary bank exceeded the minimum capital levels to be considered “well capitalized” under the terms of the guidelines.

The U.S. Basel III Capital Rules require financial institutions (including the Company and the Bank) to maintain minimum amounts and ratios. The Company and the Bank are now subject to a capital conservation buffer in addition to the minimum risk-based capital ratios. The Company and Bank capital conservation buffer is determined by calculating the margin between the Company’s and Bank’s three risk-based asset ratios and the minimum required adequately capitalized ratio, with the lowest of the three margins resulting in the capital conservation buffer. The required buffer is phased in over three years beginning January 1, 2016, and the phase-in amount for 2016 is 0.625 percent of risk-weighted assets. Failure to maintain the buffer will result in restrictions on the ability to make capital distributions and to pay discretionary bonuses to executive officers. As of September 30, 2016, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.

Selected consolidated capital ratios at September 30, 2016 and December 31, 2015 for the Company and for the Company’s subsidiary bank, CenterState Bank of Florida, N.A., are presented in the tables below.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2016
Total capital (to risk weighted assets)	$461,277	12.4%	$297,968	>8.0%	$163,309
Tier 1 capital (to risk weighted assets)	435,778	11.7%	223,476	>6.0%	212,302
Common equity Tier 1 capital (to risk weighted assets)	414,995	11.1%	167,607	>4.5%	247,388
Tier 1 capital (to average assets)	435,778	9.0%	194,535	>4.0%	241,243

December 31, 2015
Total capital (to risk weighted assets)	$438,748	15.8%	$222,322	>8.0%	$216,426
Tier 1 capital (to risk weighted assets)	416,484	15.0%	166,742	>6.0%	249,742
Common equity Tier 1 capital (to risk weighted assets)	399,876	14.4%	125,056	>4.5%	274,820
Tier 1 capital (to average assets)	416,484	10.5%	158,206	>4.0%	258,278

CenterState Bank of Florida, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2016
Total capital (to risk weighted assets)	$431,491	11.6%	$372,265	>10.0%	$59,226
Tier 1 capital (to risk weighted assets)	405,999	10.9%	297,812	>8.0%	108,187
Common equity Tier 1 capital (to risk weighted assets)	405,999	10.9%	241,972	>6.5%	164,027
Tier 1 capital (to average assets)	405,999	8.4%	242,817	>5.0%	163,182

December 31, 2015
Total capital (to risk weighted assets)	$411,627	14.7%	$279,517	>10.0%	$132,110
Tier 1 capital (to risk weighted assets)	389,371	13.9%	223,613	>8.0%	165,758
Common equity Tier 1 capital (to risk weighted assets)	389,371	13.9%	181,686	>6.5%	207,685
Tier 1 capital (to average assets)	389,371	9.9%	197,514	>5.0%	191,857

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

Overview

We recognized net income of $15,384 or $0.32 per share basic and $0.32 per share diluted for the three month period ended September 30, 2016, compared to net income of $9,916 or $0.22 per share basic and $0.22 per share diluted for the same period in 2015.  A summary of the differences are listed in the table below.

	Sept. 30,	Sept. 30,	increase
Three month period ending	2016	2015	(decrease)
Net interest income	$45,319	38,328	$6,991
Provision for loan losses	1,275	-	1,275
Net interest income after loan loss provision	44,044	38,328	5,716

Correspondent banking and capital markets division	7,528	5,935	1,593
IA amortization	-	(4,144)	4,144
FDIC revenue	-	27	(27)
Gain on sale of available for sale securities	13	4	9
All other non interest income	8,073	6,308	1,765
Total non interest income	15,614	8,130	7,484

Correspondent banking and capital markets division	5,456	5,063	393
Credit related expenses	187	393	(206)
Merger related expenses	-	169	(169)
Impairment (recovery) of branch real estate held for sale	549	12	537
All other non interest expense	30,136	25,218	4,918
Total non interest expense	36,328	30,855	5,473

Net income before provision for income taxes	23,330	15,603	7,727
Provision for income taxes	7,946	5,687	2,259
Net income	$15,384	$9,916	5,468

The primary differences between the two quarters presented above relate to the acquisitions of Community and Hometown on March 1, 2016.  Other differences between both quarters include lower IA amortization expense due to the termination of FDIC loss share agreements in February 2016 and higher net interest income.

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth. The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Community and Hometown as of March 1, 2016. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $6,991 or 18.2% to $45,319 during the three month period ended September 30, 2016 compared to $38,328 for the same period in 2015. The $6,991 increase was the result of a $7,591 increase in interest income and a $600 increase in interest expense.

Interest earning assets averaged $4,467,735 during the three month period ended September 30, 2016 as compared to $3,481,339 for the same period in 2015, an increase of $986,396, or 28.3%. The yield on average interest earning assets decreased 32 bps to 4.25% (31 bps to 4.33% tax equivalent basis) during the three month period ended September 30, 2016, compared to 4.57% (4.64% tax equivalent basis) for the same period in 2015. The combined effects of the $986,396 increase in average interest earning assets and the 32 bps (31 bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $7,591 ($7,932 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,914,374 during the three month period ended September 30, 2016 as compared to $2,262,002 for the same period in 2015, an increase of $652,372 or 28.8%. The cost of average interest bearing liabilities was 0.33% during the three month period ended September 30, 2016, compared to 0.31% for the same period in 2015. The effect of the $652,372 increase in average interest bearing liabilities resulted in the $600 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2016 and 2015 on a tax equivalent basis.

	Three months ended September 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$3,037,333	$34,071	4.46%	$2,306,751	$25,465	4.38%
PCI loans (note 9)	207,406	7,795	14.95%	241,393	9,898	16.27%
Securities- taxable	900,514	4,693	2.07%	676,892	3,895	2.28%
Securities- tax exempt (note 8)	134,576	1,581	4.67%	90,376	1,107	4.86%
Fed funds sold and other (note 3)	187,906	512	1.08%	165,927	355	0.85%
Total interest earning assets	4,467,735	48,652	4.33%	3,481,339	40,720	4.64%

Allowance for loan losses	(24,209)			(22,890)
All other assets	559,841			455,067
Total assets	$5,003,367			$3,913,516

Interest bearing deposits (note 4)	2,678,638	1,821	0.27%	2,033,045	1,339	0.26%
Fed funds purchased	181,037	238	0.52%	173,575	150	0.34%
Other borrowings (note 5)	28,847	27	0.37%	31,356	51	0.65%
Corporate debenture (note 10)	25,852	298	4.59%	24,026	244	4.03%
Total interest bearing liabilities	2,914,374	2,384	0.33%	2,262,002	1,784	0.31%
Demand deposits	1,445,140			1,136,788
Other liabilities	97,830			39,740
Stockholders’ equity	546,023			474,986
Total liabilities and stockholders’ equity	$5,003,367			$3,913,516
Net interest spread (tax equivalent basis) (note 6)			4.00%			4.33%
Net interest income (tax equivalent basis)		$46,268			$38,936
Net interest margin (tax equivalent basis) (note 7)			4.12%			4.44%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $363 and $50 for the three month periods ended September 30, 2016 and 2015.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($268) and ($147) for the three month periods ended September 30, 2016 and 2015.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $59 and $44 for the three month periods ended September 30, 2016 and 2015.

The primary reason for the decrease in our net interest margin (“NIM”) during the current period was due to the mix of interest earning assets between the two periods presented above.  Higher average balances in lower yielding assets, such as taxable securities and federal funds sold, and lower average balances in higher yielding assets, such as PCI loans, during the three month period ending September 30, 2016 compared to the three month period ending September 30, 2015 contributed to the decrease in NIM.

The Company acquired two banks, Community and Hometown (the “Homestead banks”), on March 1, 2016.  As such, the acquired assets and assumed liabilities were fully integrated into the current quarter averages and income, resulting in a yield reduction on PCI loans due to the lower yield on the Homestead banks acquired PCI loans.  The Homestead banks PCI loans have an average yield of 8.32% which is lower than the Company’s existing average yield.

Provision for loan losses

The provision for loan losses increased $1,275 to $1,275 during the three month period ending September 30, 2016 compared to no provision expense for the comparable period in 2015. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The decrease in our loan loss provision between the comparable periods is a result of net recoveries versus net charge-offs, as well as improved credit metrics used to determine the appropriate allowance for loan losses. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2016 was $15,614 compared to $8,130 for the comparable period in 2015. This increase was the result of the following components listed in the table below.

	Sept. 30,	Sept. 30,	$ increase	% increase
Three month period ending:	2016	2015	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$6,381	$4,943	$1,438	29.1%
Other correspondent banking related revenue (note 2)	1,147	992	155	15.6%
Wealth management related revenue	892	940	(48)	(5.1)%
Service charges on deposit accounts	3,770	2,488	1,282	51.5%
Debit, prepaid, ATM and merchant card related fees	2,017	1,659	358	21.6%
BOLI income	658	580	78	13.4%
Other service charges and fees	736	641	95	14.8%
Gain on sale of securities	13	4	9	225.0%
Subtotal	$15,614	$12,247	$3,367	27.5%
FDIC indemnification asset-amortization (see explanation below)	-	(4,144)	4,144	(100.0)%
FDIC indemnification income	-	27	(27)	(100.0)%
Total non-interest income	$15,614	$8,130	$7,484	92.1%

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

“Income from correspondent banking capital markets division” increased between the two periods presented above due to increased fees from hedging services and loan brokering fees.  Service charges on deposit accounts increased $1,282 in part due to the acquisitions of Community and Hometown on March 1, 2016 and new product changes on personal and business accounts during the current quarter.  In addition, the termination of the FDIC loss share agreements in February 2016 resulted in no further FDIC indemnification asset amortization during the three month period ending September 30, 2016 which increased non-interest income by $4,144 compared to the same period in 2015.

Non-interest expense

Non-interest expense for the three months ended September 30, 2016 increased $5,473, or 17.7%, to $36,328, compared to $30,855 for the same period in 2015. Components of our non-interest expenses are listed in the table below.

	Sept. 30,	Sept. 30,	$ increase	% increase
Three month period ending:	2016	2015	(decrease)	(decrease)
Salaries and wages	$17,074	$14,200	$2,874	20.2%
Incentive/bonus compensation	1,610	1,719	(109)	(6.3)%
Stock based compensation	1,109	775	334	43.1%
Employer 401K matching contributions	470	416	54	13.0%
Deferred compensation expense	148	158	(10)	(6.3)%
Health insurance and other employee benefits	1,537	1,240	297	24.0%
Payroll taxes	999	825	174	21.1%
Other employee related expenses	322	327	(5)	(1.5)%
Incremental direct cost of loan origination	(851)	(744)	(107)	14.4%
Total salaries, wages and employee benefits	22,418	18,916	3,502	18.5%

(Gain) loss on sale of OREO	(558)	31	(589)	(1,900.0)%
Gain on sale of FDIC covered OREO	-	(313)	313	(100.0)%
Valuation write down of OREO	237	65	172	264.6%
Valuation write down of FDIC covered OREO	-	172	(172)	(100.0)%
(Gain) loss on repossessed assets other than real estate	(4)	15	(19)	(126.7)%
Foreclosure and repossession related expenses	512	328	184	56.1%
Foreclosure and repo expense, FDIC (note 1)	-	95	(95)	(100.0)%
Total credit related expenses	187	393	(206)	(52.4)%

Occupancy expense	2,414	2,203	211	9.6%
Depreciation of premises and equipment	1,629	1,438	191	13.3%
Supplies, stationary and printing	341	382	(41)	(10.7)%
Marketing expenses	700	630	70	11.1%
Data processing expense	1,761	1,536	225	14.6%
Legal, auditing and other professional fees	904	779	125	16.0%
Bank regulatory related expenses	863	774	89	11.5%
Postage and delivery	423	348	75	21.6%
Debit, prepaid, ATM and merchant card related expenses	725	515	210	40.8%
CDI amortization	756	579	177	30.6%
Trust intangible amortization	35	36	(1)	(2.8)%
Internet and telephone banking	559	545	14	2.6%
Operational write-offs and losses	310	67	243	362.7%
Correspondent accounts and Federal Reserve charges	191	163	28	17.2%
Conferences/Seminars/Education/Training	155	110	45	40.9%
Director fees	134	164	(30)	(18.3)%
Travel expenses	153	148	5	3.4%
Other expenses	1,121	948	173	18.2%
Subtotal	35,779	30,674	5,105	16.6%
Impairment of bank property held for sale, net	549	12	537	4,475.0%
Merger and acquisition related expenses	-	169	(169)	NM %
Total non-interest expense	$36,328	$30,855	$5,473	17.7%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

The primary reason for the increase in non-interest expense relates to the acquisitions of Community and Hometown.  Both acquisitions closed on March 1, 2016 and were fully integrated into the Company during the second quarter of 2016.  The increase in salaries and wages between the periods presented above is due primarily to the increase in personnel as a result of the acquisitions of Community and Hometown as mentioned above.

Provision for income taxes

We recognized an income tax expense for the three months ended September 30, 2016 of $7,946 on pre-tax income of $23,330 (an effective tax rate of 34.1%) compared to an income tax expense of $5,687 on pre-tax income of $15,603 (an effective tax rate of 36.4%) for the comparable quarter in 2015.  The primary reason for the decrease in the effective tax rates is due to a larger percentage of tax exempt interest income relative to total revenue and the impact of CSFL Insurance Corp, the Company’s captive insurance subsidiary, incorporated in December 2015 pursuant to section 831(b) of the U.S. Tax Code.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

Overview

We recognized net income of $26,314 or $0.55 per share basic and diluted for the nine month period ended September 30, 2016, compared to net income of $28,942 or $0.64 per share basic and $0.63 per share diluted for the same period in 2015.  A summary of the differences are listed in the table below.

	Sept. 30,	Sept. 30,	increase
Nine month period ending:	2016	2015	(decrease)
Net interest income	$131,791	$115,755	$16,036
Provision for loan losses	2,696	3,950	(1,254)
Net interest income after loan loss provision	129,095	111,805	17,290

Correspondent banking and capital markets division	25,594	21,322	4,272
IA amortization	(1,166)	(13,143)	11,977
FDIC revenue	96	1,053	(957)
Gain from early extinguishment of debt	308	-	308
Gain on sale of available for sale securities	13	4	9
All other non-interest income	22,301	18,548	3,753
Total non-interest income	47,146	27,784	19,362

Correspondent banking and capital markets division	17,397	16,666	731
Credit related expenses	1,157	989	168
Merger related expenses	11,172	169	11,003
Impairment of branch real estate held for sale	967	637	330
Termination of FDIC loss share agreements	17,560	-	17,560
All other non-interest expense	87,977	75,535	12,442
Total non-interest expense	136,230	93,996	42,234

Net income before provision for income taxes	40,011	45,593	(5,582)
Provision for income taxes	13,697	16,651	(2,954)
Net income	$26,314	$28,942	(2,628)

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

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth. The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Community and Hometown as of March 1, 2016. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $16,036 or 13.9% to $131,791 during the nine month period ended September 30, 2016 compared to $115,755 for the same period in 2015. The $16,036 increase was the result of a $17,288 increase in interest income and a $1,252 increase in interest expense.

Interest earning assets averaged $4,272,762 during the nine month period ended September 30, 2016 as compared to $3,439,412 for the same period in 2015, an increase of $833,350, or 24.2%. The yield on average interest earning assets decreased 38 bps to 4.33% (36 bps to 4.41% tax equivalent basis) during the nine month period ended September 30, 2016, compared to 4.71% (4.77% tax equivalent basis) for the same period in 2015. The combined effects of the $833,350 increase in average interest earning assets and the 38 bps (36 bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $17,288 ($18,138 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $2,769,931 during the nine month period ended September 30, 2016 as compared to $2,261,929 for the same period in 2015, an increase of $508,002 or 22.5%. The cost of average interest bearing liabilities was 0.32% during the nine month period ended September 30, 2016, compared to 0.32% for the same period in 2015. The effect of the $508,002 increase in average interest bearing liabilities resulted in the $1,252 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2016 and 2015 on a tax equivalent basis.

	Nine months ended September 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$2,852,751	$95,803	4.49%	$2,239,341	$75,530	4.51%
PCI loans (note 9)	215,964	24,750	15.31%	256,594	31,227	16.27%
Securities- taxable	856,476	14,523	2.27%	682,679	11,980	2.35%
Securities- tax exempt (note 8)	119,105	4,189	4.70%	78,526	2,942	5.01%
Fed funds sold and other (note 3)	228,466	1672	0.98%	182,272	1120	0.82%
Total interest earning assets	4,272,762	140,937	4.41%	3,439,412	122,799	4.77%

Allowance for loan losses	(23,336)			(21,333)
All other assets	531,881			467,736
Total assets	$4,781,307			$3,885,815

Interest bearing deposits (note 4)	2,524,567	5,041	0.27%	2,027,538	4,155	0.27%
Fed funds purchased	188,983	745	0.53%	178,060	435	0.33%
Other borrowings (note 5)	32,137	97	0.40%	32,348	155	0.64%
Corporate debenture (note 10)	24,244	836	4.61%	23,983	722	4.02%
Total interest bearing liabilities	2,769,931	6,719	0.32%	2,261,929	5,467	0.32%
Demand deposits	1,411,564			1,121,029
Other liabilities	75,553			36,111
Stockholders’ equity	524,259			466,746
Total liabilities and stockholders’ equity	$4,781,307			$3,885,815
Net interest spread (tax equivalent basis) (note 6)			4.09%			4.45%
Net interest income (tax equivalent basis)		$134,218			$117,332
Net interest margin (tax equivalent basis) (note 7)			4.20%			4.56%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $270 and ($343) for the nine month periods ended September 30, 2016 and 2015.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($805) and ($549) for the nine month periods ended September 30, 2016 and 2015.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $154 and $132 for the nine month periods ended September 30, 2016 and 2015.

The primary reason for the decrease in our net interest margin (“NIM”) during the current period was due to the mix of interest earning assets between the two periods presented above.  Higher average balances in lower yielding assets, such as taxable securities and federal funds sold, and lower average balances in higher yielding assets, such as PCI loans, during the nine month period ending September 30, 2016 compared to the nine month period ending September 30, 2015 contributed to the decrease in NIM.

The Company acquired the two Homestead banks on March 1, 2016.  As such, the acquired assets and assumed liabilities were included in the averages for the nine months period ending September 30, 2016, but only for seven months, resulting in a yield reduction on PCI loans due to the lower yield on the Homestead acquired PCI loans.

Provision for loan losses

The provision for loan losses decreased $1,254 to $2,696 during the nine month period ending September 30, 2016 compared to provision expense of $3,950 for the comparable period in 2015. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The decrease in our loan loss provision between the comparable periods is a result of net recoveries versus net charge-offs, as well as improved credit metrics used to determine the appropriate allowance for loan losses. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine months ended September 30, 2016 was $47,146 compared to $27,784 for the comparable period in 2015. This increase was the result of the following components listed in the table below.

	Sept. 30,	Sept. 30,	$ increase	% increase
Nine month period ending:	2016	2015	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$21,801	$17,971	$3,830	21.3%
Other correspondent banking related revenue (note 2)	3,793	3,351	442	13.2%
Wealth management related revenue	2,422	2,900	(478)	(16.5)%
Service charges on deposit accounts	9,835	7,169	2,666	37.2%
Debit, prepaid, ATM and merchant card related fees	6,245	5,183	1,062	20.5%
BOLI income	1,877	1,772	105	5.9%
Other service charges and fees	1,922	1,524	398	26.1%
Gain on sale of securities	13	4	9	225.0%
Subtotal	$47,908	$39,874	$8,034	20.1%
Gain on early extinguishment of debt	308	-	308	NM %
FDIC indemnification asset-amortization(see explanation below)	(1,166)	(13,143)	11,977	(91.1)%
FDIC indemnification income	96	1,053	(957)	(90.9)%
Total non-interest income	$47,146	$27,784	$19,362	69.7%

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

“Income from correspondent banking capital markets division” increased between the two periods presented above due to increased fees from hedging services and loan brokering fees.  In addition, the termination of the FDIC loss share agreements in February resulted in no further FDIC indemnification asset amortization which increased non-interest income by $11,977 compared to the same period in 2015.  Service charges on deposit accounts increased $2,666 in part due to the acquisitions of Community and Hometown on March 1, 2016 and new product changes on personal and business accounts during the current year.  Lastly, the early extinguishment of trust preferred debt during the nine month period ending September 30, 2016 resulted in a gain of $308.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2016 increased $42,234, or 44.9%, to $136,230, compared to $93,996 for the same period in 2015. Components of our non-interest expenses are listed in the table below.

	Sept. 30,	Sept. 30,	$ increase	% increase
Nine month period ending:	2016	2015	(decrease)	(decrease)
Salaries and wages	$50,710	$43,865	$6,845	15.6%
Incentive/bonus compensation	4,417	4,668	(251)	(5.4)%
Stock based compensation	3,251	2,417	834	34.5%
Employer 401K matching contributions	1,426	1,259	167	13.3%
Deferred compensation expense	468	470	(2)	(0.4)%
Health insurance and other employee benefits	4,343	3,882	461	11.9%
Payroll taxes	3,533	3,121	412	13.2%
Other employee related expenses	904	804	100	12.4%
Incremental direct cost of loan origination	(2,220)	(2,065)	(155)	7.5%
Total salaries, wages and employee benefits	66,832	58,421	8,411	14.4%

Gain on sale of OREO	(1,270)	(442)	(828)	187.3%
Gain on sale of FDIC covered OREO	-	(1,341)	1,341	(100.0)%
Valuation write down of OREO	651	235	416	177.0%
Valuation write down of FDIC covered OREO	-	781	(781)	(100.0)%
Loss (gain) on repossessed assets other than real estate	33	14	19	135.7%
Foreclosure and repossession related expenses	1,743	1,170	573	49.0%
Foreclosure and repo expense, FDIC (note 1)	-	572	(572)	(100.0)%
Total credit related expenses	1,157	989	168	17.0%

Occupancy expense	7,038	6,414	624	9.7%
Depreciation of premises and equipment	4,714	4,274	440	10.3%
Supplies, stationary and printing	1,020	1,098	(78)	(7.1)%
Marketing expenses	2,216	1,649	567	34.4%
Data processing expense	5,053	4,793	260	5.4%
Legal, auditing and other professional fees	2,756	2,204	552	25.0%
Bank regulatory related expenses	2,641	2,567	74	2.9%
Postage and delivery	1,264	1,052	212	20.2%
Debit, prepaid, ATM and merchant card related expenses	2,137	1,398	739	52.9%
CDI amortization	2,179	1,810	369	20.4%
Trust intangible amortization	104	111	(7)	(6.3)%
Internet and telephone banking	1,751	1,629	122	7.5%
Operational write-offs and losses	417	426	(9)	(2.1)%
Correspondent accounts and Federal Reserve charges	570	500	70	14.0%
Conferences/Seminars/Education/Training	390	378	12	3.2%
Director fees	493	516	(23)	(4.5)%
Travel expenses	351	329	22	6.7%
Other expenses	3,448	3,229	219	6.8%
Subtotal	106,531	93,787	12,744	13.6%
Impairment of bank property held for sale, net	967	637	330	51.8%
Lease termination recovery	-	(597)	597	(100.0)%
Merger and acquisition related expenses	11,172	169	11,003	6,510.7%
Loss from termination of FDIC loss share agreements	17,560	-	17,560	NM %
Total non-interest expense	$136,230	$93,996	$42,234	44.9%

note 1:	These are foreclosure and repossession related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding net impairments on bank property held for sale, lease termination recovery, merger related expenses and charges related to termination of FDIC loss sharing agreements, our non-interest expenses increased $12,744, or 13.6% to $106,531 during the nine months ended September 30, 2016 compared to $93,787 during the same period last year.  The overall primary reason for the increase relates to the acquisitions of Community and Hometown on March 1, 2016.

Provision for income taxes

We recognized an income tax expense for the nine months ended September 30, 2016 of $13,697 on pre-tax income of $40,011 (an effective tax rate of 34.2%) compared to an income tax expense of $16,651 on pre-tax income of $45,593 (an effective tax rate of 36.5%) for the comparable period in 2015.  The primary reason for the decrease in the effective tax rates is due to a larger percentage of tax exempt interest income relative to total revenue and the impact of CSFL Insurance Corp, the Company’s captive insurance subsidiary, incorporated in December 2015 pursuant to section 831(b) of the U.S. Tax Code.

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

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2015. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2016. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There have been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2015 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
July 1, 2016	July 31, 2016	1,559 (1)	$16.49	---	1,934,735
August 1, 2016	August 31, 2016	66 (1)	$17.66	---	1,934,735
September 1, 2016	September 30, 2016	660 (1)	$17.46	---	1,934,735
Total for quarter ending September 30, 2016		2,285	$16.80	---	1,934,735

(1)

We did not repurchase any shares of our common stock during the third quarter of 2016 pursuant to our stock repurchase plan currently in place. We repurchased 2,285 shares of our common stock from our employees during the third quarter of 2016 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: November 3, 2016	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: November 3, 2016	By:	/s/ Jennifer Idell
Jennifer Idell
Senior Vice President
and Chief Financial Officer