Form 10-K
period 2016-12-31
CenterState Banks, Inc.
filed 2017-03-02
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

(863) 293-4710

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

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (40,244,803 shares) on June 30, 2016, was approximately $633,856,000.  The aggregate market value was computed by reference to the last sale of the Common Stock of the registrant at $15.75 per share on June 30, 2016.  For the purposes of this response, directors, executive officers and holders of 5% or more of the registrant’s Common Stock are considered the affiliates of the issuer at that date.

As of February 28, 2017 there were outstanding 51,064,897 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2017 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Banks, Inc. (“We,” “Our,”  “CenterState,” “CSFL,” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999.  We are a financial holding company which owns CenterState Bank of Florida, N.A. (“CenterState Bank” or the “Bank”).  Headquartered in Winter Haven, Florida, we provide a full range of consumer and commercial banking services to individuals, businesses and industries through 67 bank office network located within 23 counties throughout Florida, as well as three loan production offices in Florida and one loan production office in Macon, Georgia. As of December 31, 2016, CenterState Bank was the second largest Florida-based community banking organization in terms of publicly available deposit data (on a pro forma basis taking into account the closing of its pending acquisition transactions with Platinum Bank Holding Company (“Platinum”) and Gateway Financial Holdings of Florida, Inc. (“Gateway”).

We also operate, through our subsidiary bank, a correspondent banking and capital markets service division for approximately 600 small and medium sized community banks throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.

We have grown from our formation in 2000 primarily through a series of acquisitions, starting in June 2000 through 2016. Our most recent acquisitions include:

•	Gulfstream Bancshares, Inc. (“Gulfstream”), in January 2014, which added approximately $479 million in deposits;

•	First Southern Bancorp, Inc. (“First Southern”), in June 2014, which added approximately $853 million in deposits;

•	Community Bank of South Florida, Inc. (“Community), in March 2016, which added approximately $453 million in deposits; and

•	Hometown of Homestead Banking Company (“Hometown”), in March 2016, which added approximately $253 million in deposits.

On October 17, 2016, we entered into a definitive agreement to acquire Platinum, the holding company of Platinum Bank. The transaction was approved by the boards of directors of both companies, has received all required regulatory approvals, and is expected to close in the second quarter of 2017. Completion of the transaction is subject to customary closing conditions, including approval of Platinum’s shareholders. Under the terms of the agreement, holders of Platinum common stock will receive 3.7832 shares of our common stock and $7.60 in cash for each share of Platinum common stock, which equates to an aggregate transaction value of approximately $83.8 million, based on our closing stock price on September 30, 2016 (comprised of approximately 74.5 million of our common stock and $9.3 million of cash).

On November 30, 2016, we entered into a definitive agreement to acquire Gateway, the holding company of Gateway Bank of Florida, Gateway Bank of Central Florida, and Gateway Bank of Southwest Florida. The transaction was approved by the boards of directors of both companies, has received all required regulatory approvals, and is expected to close in the second quarter of 2017. Completion of the transaction is subject to customary closing conditions, including approval of Gateway’s shareholders. Under the terms of the agreement, holders of Gateway common stock will receive $18.00 in cash or 0.95 shares of our common stock for each share of Gateway common stock; provided, however, that the aggregate cash payment shall constitute 30% of the merger consideration, which equates to an aggregate transaction value of approximately $116.9 million, based on our closing stock price on September 30, 2016.

We also own R4ALL, Inc., which acquires and disposes troubled assets and CSFL IC, which operates a captive insurance subsidiary pursuant to section 831(b) of the U.S. Tax Code.

At December 31, 2016, we had total consolidated assets of $5.1 billion, total consolidated loans of $3.4 billion, total consolidated deposits of $4.2 billion, and total consolidated shareholders’ equity of $552.5 million.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area.  Our consolidated loans at December 31, 2016 and 2015 were $3,429,747,000, or 68% and $2,593,776,000, or 64% respectively, of total consolidated assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  We have no foreign loans or loans for highly leveraged transactions.  We do have immaterial amounts of loans with foreigners on property located within our Florida market area, primarily vacation and second homes.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans.  A majority of our loans are made on a secured basis.  As of December 31, 2016, approximately 84% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 13% of the loan portfolio consisted of commercial loans (not secured by real estate) and 3% of our loan portfolio consisted of consumer and other loans.

On February 3, 2016, we entered into an agreement with the FDIC to terminate all existing FDIC loss share agreements.  We will now recognize the full amounts of all future charge-offs and recoveries related to the former covered assets as the FDIC will no longer be sharing in such amounts.

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

Our commercial loan portfolio consists primarily of loans to small-to-medium sized businesses located primarily in our market area for working capital, equipment purchases, and various other business purposes.  A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis.  Commercial loans may be made at variable or fixed rates of interest.  Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds.  Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years.  Commercial and agricultural loans not secured by real estate amounted to approximately 13% and 12% of our Company’s total loan portfolio as of December 31, 2016 and 2015, respectively.

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

At December 31, 2016, approximately 43% of our total non-PCI (“Purchased Credit Impaired”) loan portfolio is fixed rate, 24% is floating rate and 33% is variable rate other than floating.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities.  We consider the majority of our regular savings, demand, negotiable order of withdrawal or NOW, and money market deposit accounts to be core deposits.  These accounts comprised approximately 87% of our consolidated total deposits at December 31, 2016 and 2015.  Approximately 13% of our consolidated deposits at December 31, 2016 and December 31, 2015, were certificates of deposit.  Generally, we attempt to maintain the rates paid on our deposits at a competitive level.  Time deposits of $100,000 and over made up approximately 8% of consolidated total deposits at December 31, 2016 and 6% at December 31, 2015.  The majority of the deposits are generated from market areas where we conduct business.  Generally, we do not accept brokered deposits and we do not solicit deposits on a national level.  We obtain substantially all of our deposits from customers in our local markets.  For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Deposits.”

Investments

Our investment securities portfolio available for sale was $740,702,000 and $604,739,000 at December 31, 2016 and 2015, respectively, representing 15% of our total consolidated assets.  At December 31, 2016, approximately 96% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential FNMA, FHLMC, and GNMA MBSs.  We do not own any private label MBSs.  Approximately 3%, or $22,443,000, of this portfolio is invested in municipal securities.  Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  Investment securities available for sale are recorded on our balance sheet at market value at each balance sheet date.  Any change in market value is recorded directly in our stockholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary.  During 2016, we sold approximately $347,000 of these securities and recognized a net gain on the sales of approximately $13,000.   In addition, we sold approximately $141,715,000 of securities acquired from the purchase of Community and Hometown on March 1, 2016.  These securities were marked to fair value and subsequently sold after the acquisition date and thus no gains or losses were recognized.

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

We also have a trading securities portfolio managed at our subsidiary bank.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Income and Comprehensive Income.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  During 2016, we purchased approximately $186,150,000 of securities for this portfolio and sold $176,393,000 recognizing a net realized gain on sale of approximately $323,000.  At December 31, 2016 we had $12,383,000 of securities in our trading portfolio.

Our held to maturity securities portfolio was $250,543,000 and $272,840,000 at December 31, 2016 and December 31, 2015, respectively, representing 5% and 7% of our total consolidated assets.    These securities had unrecognized net (losses) gains of approximately ($7,850,000) and $1,143,000, resulting in estimated fair values of $242,693,000 and $273,983,000 at December 31, 2016 and 2015, respectively.  At December 31, 2016, approximately 48% of this portfolio is invested in mortgage backed securities and 52% in municipal securities.  It is anticipated that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Correspondent Banking

Our correspondent banking and capital markets segment operates as a division within our subsidiary bank.  Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.  Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services.  The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

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

Supervision and Regulation

We are extensively regulated under federal and state law.  The following is a brief summary of certain aspects of that regulation and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations.  To the extent particular statutory and regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation.  Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels.  The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and the Bank, are difficult to ascertain.  A change in applicable laws and regulations, or in the manner such laws and regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company’s and the Bank’s business, operations, and earnings.  Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

Regulation of the Company

We are regulated by the Federal Reserve as a financial holding company under the BHC Act, subject to the supervision, examination and reporting requirements of the Federal Reserve.  Federal law subjects financial holding companies such as the Company to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Under current law and Federal Reserve policy, a financial holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” has been defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress.  The appropriate federal banking agency for the depository institution (in this case the Office of the Comptroller of the Currency or OCC) may require reports from the Company to assess its ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements by requiring the holding company to provide financial assistance to the Bank if its capital were to become impaired.   If the Company fails to provide such assistance within three months, it could be ordered to sell its stock of the Bank to cover the deficiency.  As disclosed below, the Company has minimum capital requirements which must be maintained to remain in regulatory compliance.

The BHC Act requires that a financial holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank, (ii) taking any action that causes an additional bank to become a subsidiary of the financial holding company, or (iii) merging or consolidating with any other financial holding company.  The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including the companies’ performance under the Community Reinvestment Act or CRA; and (4) the effectiveness of the companies in combatting money laundering.

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

A financial holding company is prohibited from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of financial holding companies.  Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company.

Regulation of the Bank

CenterState Bank is a national bank subject to comprehensive regulation, examination and supervision by the OCC. The deposits of the Bank are insured by the FDIC and, accordingly, the Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over the Bank.  The Bank also is subject to certain regulation by the Federal Reserve.  These regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit, requirements to maintain reserves against deposits and loans, limitation on the types of investment that may be made and requirements governing risk management practices. The Bank also is required to submit periodic reports regarding its financial condition and other matters.

The Bank also is subject to restrictions on its ability to lend to and engage in other transactions with the Company and the Bank’s other affiliates.  Under these provisions, individual transactions between the Bank and the Company or any nonbank affiliate generally are limited to 10% of the Bank’s capital and surplus, and all transactions between the Bank and either the Company or any nonbank affiliate are limited to 20% of the Bank’s capital and surplus. Loans and extensions of credit from the Bank to any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and any affiliate are required to be on arm’s length terms and conditions. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), expanded these affiliate transaction rules to broaden the definition of affiliate and to apply to securities lending, repurchase agreements and derivatives activities that we may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders was expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These provisions have not had a material impact on the Company or the Bank.

FDIC Insurance Assessments

The deposits of the Bank are insured by the FDIC up to the limits under applicable law, which currently are set at $250,000 for accounts under the same name and title. The Bank is subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The FDIC has published guidelines on the adjustment of assessment rates for certain institutions. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC is now calculated based on its average consolidated total assets less its average equity. In addition, under current law, the minimum designated reserve ratio of the deposit insurance fund is required to increase from a minimum of 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.  Deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against the institution, including federal funds and letters of credit, in the liquidation or other resolution of that institution by any receiver appointed by federal authorities. These priority creditors include the FDIC.

Dividend Restrictions

The Company is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from the Bank as its primary source of liquidity. There are limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders. For example, the Bank would be required to obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the Bank in any calendar year would exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its ALL.  In addition, the Federal Reserve has indicated that banking organizations should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  For information on the restrictions on the right of our Bank to pay dividends to us, see Part II - Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Capital

We are required under federal law to maintain certain capital levels at each of the Company and the Bank. The federal banking agencies have issued substantially similar risk-based and leverage capital requirements to banking organizations they supervise. Under these requirements, the Company and the Bank are required to maintain certain capital standards based on ratios of capital to assets and capital to risk-weighted assets. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institutions ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

Effective January 1, 2015, revised capital rules became effective for community banks with assets less than $10 billion and their holding companies pursuant to the requirements of the Dodd-Frank Act and standards adopted by the Basel Committee on Banking Supervision (referred to as “Basel III”). Under these revised rules, capital adequacy is measured by certain risk-based capital ratios, supplemented by a leverage capital ratio. These capital rules assess an institution's risk-based capital through three ratios: a common equity Tier 1 capital ("CET1") ratio, an additional Tier 1 risk-based capital ratio, and a total capital ratio, which includes Tier 2 capital. CET1 is comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income (AOCI) and certain qualifying minority interests, less certain adjustments and deductions that include mortgage serv8icing assets and deferred tax assets subject to temporary timing differences and AOCI (based on an irrevocable option to neutralize the AOCI). Additional Tier 1 capital is comprised of noncumulative perpetual preferred stock, tier 1minority interests, grandfathered trust preferred securities, less certain intangibles. Tier 2 capital continues to consist of instruments disqualified from Tier 1 capital, including as noted above, qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets; but there are additional eligibility criteria placed on them.  The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules and changes the risk weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The revised rules require a minimum CET1 risk-based capital ratio of 4.5%, a minimum overall Tier 1 risk-based capital ratio of 6%, and a total risk-based capital ratio of 8%. In addition, the revised rules require a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (CET1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in over a four year period starting on January 1, 2016 and was 0.625% in 2016 and 1.25% as of January 1, 2017. The revised rules also change the risk-weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings. When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5% or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution's exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution's ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution's overall capital adequacy.  As of December 31, 2016, the required minimum leverage ratio for all banks was 4%.

Safety and Soundness Considerations

There are a number of additional obligations and restrictions imposed by law and policy on holding companies, such as the Company and CenterState Bank, that are designed to reduce potential loss exposure to depositors and to the FDIC insurance fund in the event that the depository institutions become in danger of default or in default. Under current federal law, for example, the federal banking agencies, including the OCC and the FDIC, possess broad powers to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as defined by the law. Under regulations issued by the federal banking agencies to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, to be considered “well capitalized,” an institution must have a total risk based capital of at least 10.0%, a Tier 1 capital ratio of at least 8.0%, a common equity Tier 1 capital ratio of at least 6.5% and a leverage ratio of at least 5%. An “adequately capitalized” institution must have a total risk-based capital of at least 8.0%, a Tier 1 capital ratio of at least 6.0%, a common equity Tier 1 capital ratio of at least 4.5% and a leverage ratio of at least 4.0%. An “undercapitalized” institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; a “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and a “critically undercapitalized” institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The Bank currently is designated as “well capitalized." This classification is primarily for the purpose of applying the prompt corrective action provisions of federal law and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the institution.

The federal banking agencies’ prompt corrective action powers are broad. For example, an institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency and the parent bank holding company must guarantee that the institution meet its capital restoration plan, subject to certain limitations. An "undercapitalized" institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an "undercapitalized" institution in the same manner as it treats a "significantly undercapitalized" institution if it determines that those actions are necessary.   These prompt corrective action provisions also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.  These provisions also require, among other things, that only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval.

The federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls, risk management, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. These guidelines in general require appropriate systems and practices to identify and manage specified risks and exposures. The guidelines prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer or employee, director or principal shareholder. In addition, the agencies have adopted regulations that authorize but do not require an agency to order an institution that has been given notice by the agency that it is not in compliance with any of the safety and soundness standards to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an "undercapitalized" institution is subject under the prompt corrective action provisions described above.

The enforcement powers available to the federal banking agencies are substantial and include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banks and bank holding companies and any “institution affiliated party” as defined in the law. In general, these enforcement actions may be initiated for violations of laws and regulations, as well as engagement in unsafe and unsound practices. Other actions or inactions may provide the basis for enforcement actions, including filing misleading or untimely reports with regulatory authorities.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include, among other laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Fair Credit Reporting Act, the Truth in Savings Act and the Community Reinvestment Act ("CRA"). Administration of many of these consumer protection rules are now the responsibility of the Consumer Financial Protection Bureau ("CFPB"). The CFPB also has authority to define and prevent unfair, deceptive and abusive practices in the consumer financial area, and expanded data collecting powers for purposes of determining bank compliance with the fair lending laws. In each of these cases, because we have less than $10 billion in total assets, we are supervised in these areas by the OCC.

The regulations relating to mortgage lending and servicing pursuant to the Truth in Lending Act, the Equal Credit Opportunity Act and RESPA were substantially revised by the CFPB, effective January 10, 2014, to require, among other things, enhanced disclosures to consumers relating to appraisals, home ownership counseling, payments, forced placed insurance, and error resolution, certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay, enhanced training to mortgage loan officers, enhanced mitigation procedures for delinquent borrowers, and provisions that will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as that term has been defined by the CFPB. The Bank is in compliance with these new regulations.

Rules developed by the federal banking agencies pursuant to federal law also require institutions to disclose their privacy policies to consumers and in some circumstances to allow consumers to prevent the disclosure of certain personal information to affiliated entities and unaffiliated third parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods. Furthermore, such assessment is required to be undertaken of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company, the Federal Reserve Board is required to assess the record of each subsidiary bank of any bank holding company that applies to acquire a bank or bank holding company in connection with the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank received a "satisfactory” rating at its most recent CRA evaluation.

Anti-Money Laundering Rules

We are subject to the requirements of the Bank Secrecy Act ("BSA"), its implementing regulations and other anti-money laundering ("AML") laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. The Bank also is required to develop and implement a comprehensive AML compliance program.  Banks must also have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, a provision of the USA Patriot Act of 2001 requires the federal banking agencies to consider the effectiveness of a financial institution’s AML activities when reviewing bank mergers and bank holding company acquisitions.

The Office of Foreign Assets Control or OFAC is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or our Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or our Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

The Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies including COB. Some of the changes made by the Dodd-Frank Act have been described above. In addition to those summaries, among other things, the Dodd-Frank Act created a Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate larger financial firms.

Significant rules and regulations have been and continue to be issued by the various federal agencies pursuant to the requirements of the Dodd-Frank Act. Those rules that have or will affect our operations include:

•

rules enacted by the SEC pursuant to the Dodd-Frank Act, giving shareholders a non-binding vote on executive compensation and so called “golden parachute” payments, as well as the authority to allow shareholders to nominate their own candidates using a company’s proxy materials;

•	rules enacted by the federal banking agencies prohibiting excessive compensation paid to financial institution executives;

•

provisions authorizing national banks and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch, thus allowing banks to enter new markets more freely;

•

rules enacted by the Federal Reserve Board and enforced by the CFPB limiting interchange fees applicable to debit card transactions charged by banks with $10 billion or more in assets, which while not applicable to us, may have the practical effect of reducing the fees that we may be able to charge;

•	rules issued by the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay;

•	provisions that allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as that term has been defined by the CFPB;

•	provisions that have consolidated consumer complaints into the CFPB;

•

provisions that give the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices; and

•

provisions restricting the ability of Company and the Bank to engage in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account, owning, sponsoring or having certain relationships with “covered funds,” including hedge funds and private equity funds, or investing in certain instruments that are covered by these prohibitions, subject to certain exceptions (the so-called “Volcker Rule”).

Not all of the regulations under the Dodd-Frank Act have been finalized and thus we cannot predict the ultimate impact of these regulations on the Company or its business, financial condition or results of operations. However, the regulations have increased and are expected to continue to increase our operating and compliance costs.

Future Legislation

Federal and state legislatures and regulatory agencies propose and adopt changes to their laws and regulations or change the manner in which existing laws or regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation or the application of those laws or regulations, although enactment of any significant proposal could affect how we operate and could significantly increase our costs, impede the efficiency of internal business processes or limit our ability to pursue business opportunities in an efficient manner, any of which could materially and adversely affect our business, financial condition and results of operations.

Competition

We encounter strong competition both in making loans and in attracting deposits.  The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, our Company competes with other local, regional and national financial service providers, including commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries located both within and outside our market area. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that we do not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.  Legislation has continued to heighten the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2016, we had a total of approximately 952 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Availability of Reports furnished or filed with the Securities and Exchange Commission

We make available at no cost all of our reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and the annual proxy statement, as well as amendments to those reports, through our website at www.centerstatebanks.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We also will provide without charge a copy of our Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to CenterState Banks, Inc., Attention: Corporate Secretary, 1101 1st Street South, Winter Haven, FL 33880.

Item 1A.	Risk Factors

An investment in our common stock is subject to risks inherent in our business. The following discussion highlights the risks that management believes are material for our Company, but do not necessarily include all the risks that we may face. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Annual Report on Form 10-K ("Report") in evaluating an investment in our common stock.

Risks relating to our Business and Business Strategy

Our business strategy includes continued growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. Our ability to continue to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas, our ability to continue to  implement and improve our operational, credit, financial, management and other risks controls and processes and our reporting systems and procedures to manage a growing number of client relationships, and our ability to integrate our acquisitions and develop consistent policies throughout our various businesses. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any of which could adversely affect our business.  Particularly in light of prevailing economic conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may face risks with respect to future expansion.

We have historically pursued acquisitions and de novo branching, and we may acquire other financial institutions or parts of those institutions in the future and engage in additional de novo branching. We may also consider and enter into new lines of business or offer new products or services.  As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management and are in markets in which we operate or close to those markets so we can achieve economies of scale.  We also may receive future inquiries and have discussions with potential acquirers of us. Acquisitions and mergers involve a number of risks, including:

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

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions.  If we announce a transaction, we may issue equity securities, including common stock and securities convertible into shares of our common stock, in connection with future acquisitions.  Generally, acquisitions of financial institution involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders.   We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek.  There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve increased revenues comparable to or better than our historical experience, and failure to .realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond.  The number of financial institutions headquartered in Florida and across the country continues to decline through merger and other activity.  We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us.  Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

We may not be able to successfully integrate our latest mergers or to realize the anticipated benefits of them.

We are expected to complete the acquisition of Platinum and Gateway in the second quarter of 2017 (subject to receipt of the target’s shareholder approval and other customer closing conditions). A successful integration of these banks' operations with our operations during 2017 will depend substantially on our ability to successfully consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

•	the loss of key employees;
•	the disruption of operations and businesses;
•	loan and deposit attrition, customer loss and revenue loss;
•	possible inconsistencies in standards, control procedures and policies; and/or
•	unexpected issues with costs, operations, personnel, technology and credit;

all of which could divert resources from regular banking operations.  Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of Platinum and Gateway.

Further, we are acquiring Platinum and Gateway with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.

The implementation of new lines of business or new products and services may subject us to additional risk.

We have established a new mortgage line of business and an SBA business, and we may implement other new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business and/or new products and services, we expect to invest significant time and resources and hire experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While we have successfully raised approximately $63 million in capital in January 2017, our ability to raise capital, if needed, in the future will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, there is no assurance as to our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

If our total consolidated assets increase to $10 billion or more, we will be subject to additional regulations and oversight that are not currently applicable to us and that would impact our earnings.

As of December 31, 2016, the Company had total assets of approximately $5.1 billion and our total asset size will increase to $6.5 billion upon consummation of the mergers with Platinum and Gateway. If our total consolidated assets increase to $10 billion or more, we will become subject to additional regulations and oversight that could affect our revenues and expenses. Such regulations and oversight include.

•

The CFPB has examination and primary enforcement authority with respect to banks with over $10 billion in assets, while banks with $10 billion or less in assets, such as CenterState Bank, are examined for compliance with the consumer laws and regulations by their primary federal banking agency, in our case, the OCC. If the Bank were to become subject to CFPB examination, receiving adverse examination findings from the CFPB, among other things, could negatively impact our operations, results of operations and financial condition.

•

Banking organizations with more than $10 billion in assets must conduct annual stress tests using various scenarios established by federal regulators. Such stress tests are designed to determine whether a banking organization’s capital planning, assessment of capital adequacy and risk management practices adequately protect the banking organization in the event of certain economic downturn scenarios. A banking organization that is required to perform stress tests must establish adequate internal controls, documentation, policies and procedures to ensure that the annual stress test adequately meets these objectives. Banking organizations that are required to perform stress rest must report the results of their annual stress to their federal regulator and must consider the results of their stress test as part of their capital planning and risk management practices.

•

Furthermore, banks with assets in excess of $10 billion are subject to deposit insurance premium assessments based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating and results of asset‑related stress testing and funding‑related stress, among other things. Depending on the results of a bank’s performance under that scorecard, the total base assessment rate for the bank’s deposit insurance premiums may increase.

•

Banks with over $10 billion in total assets cease to be exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards, which limit subject banks to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the bank to its customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions.

As our total consolidated assets grow toward $10 billion, we expect to expend additional resources to comply with these and other additional applicable regulatory requirements. Increased deposit insurance assessments could result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. Finally, a failure to meet prudential standards and stress testing requirements could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

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

Substantially all of our loans are concentrated in Florida and subject to the volatility of the state’s economy and real estate market. With our loans concentrated in Florida, declines in local economic conditions will adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse.

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2016, approximately 84% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial and commercial real estate loans at December 31, 2016 and 2015 were $2.20 billion and $1.56 billion, respectively, or 68% and 66% of total loans, excluding purchased credit impaired loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

The federal bank regulatory agencies have guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:

(1)	total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital (as of December 31, 2016, our consolidated ratio was 32%); or
(2)

Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital (as of December 31, 2016, our consolidated ratio was 272%).

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

The results of our most recent credit stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate.

We perform credit stress testing on our capital position no less than annually. Under the stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario. The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy were to deteriorate.

Any deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

We are subject to environmental risks in our lending activities.

Since a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business.  If hazardous substances are found on such property, If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage.  Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property.  Although our management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations.  Many environmental laws can impose liability regardless of whether the Company knew of, or were responsible for, the contamination.

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

The uncertainty in the amount and timing of the resolution of purchase impaired loans may create a negative impact on our profitability.

As required by applicable accounting standards, we have accounted for our purchased impaired loan portfolio under ASC 310-30, which requires us to periodically re-estimate the expected cash flow of these loans.  Lower expected cash flow, whether due to changes in projected cash flow estimates, reduction in payoffs due to rising interest rates, increases in loss estimates, or defaults, may result in impairment of the carrying value of these loans. Any such impairment must be taken in the period in which the change in cash flow estimate occurs.  Any such impairment will reduce our earnings and results of operations.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include core deposits, federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. There are other sources of liquidity available to us should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, a secured line of credit we have with NexBank, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income.  That interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits).  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates.  The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income.  Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities.  For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates.  Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.  Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would.  Generally, interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis.  Even assets and liabilities with similar maturities or repricing periods may react in different degrees to changes in market interest rates.  Interest Rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates.  Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset.  We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, including prepayment risks, and we model expected customer behavior based on historical experience of other interest rate cycles. Notwithstanding these policies and procedures, our customers may not react to changes in interest rates in the same manner in which they historically have reacted, resulting in a larger outflow of deposits or a higher level of loan prepayments than we expect. Such reaction could require us to increase interest rates to retain or acquire deposits, or lower loan rates to retain or attract loans. In either case, our deposit costs may increase and our loan interest income may decline, either or both of which may have an adverse effect on our financial results.

The loss of any member of our management team may adversely affect us.

We have a management team that has substantial experience in banking and financial services in the markets we serve.  We rely on our management team to achieve and sustain our profitability.  Thus, our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. Although we currently have employment agreements in place with our executive management team, we cannot guarantee that our executives will remain with us. Changes in key personnel and their responsibilities may be disruptive to our business because of their skills, customer relationship and/or the potential difficulty of promptly replacing them with successors.

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain competent, experienced people. Our strategic goals in particular require that we be able to attract qualified and experienced commercial lending officers, mortgage loan officers, and SBA lenders in our existing markets as well as those markets in which we may want to expand who share our relationship banking philosophy and have those customer relationships that will allow us to successfully expand. Many of our competitors are pursuing the same relationship banking strategy in our markets, which increases the competition to identify and hire talented employees. Our failure to successfully compete for experienced, qualified employees through competitive compensation packages and an attractive working environment may have an adverse effect on our ability to meet our financial goals and thus adversely affect our future results of operations.

Technological changes, including online and mobile banking, have the potential of disrupting our business model, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology- driven products and services, including mobile and online banking services.  Changes in customer behaviors have increased the need to offer these options to our customers.  In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to invest in and use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services in a timely manner in response to changes in customer behaviors, thus adversely impacting our operations. Many competitors have substantially greater resources to invest in technological improvements.

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

Risks relating to the Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the OCC and the FDIC. This regulation is imposed primarily to protect depositors, the FDIC deposit insurance fund and the banking system as a whole. We also are regulated by the SEC and the Financial Industry Regulatory Authority or FINRA, which regulation is designed to protect investors.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. Regulation of the financial services industry has increased significantly since the global financial crisis. The laws and regulations applicable to the banking industry could change at any time. The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

Our financial holding company and our subsidiary bank must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions are expected to hold additional capital, above regulatory minimums. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines, such as through the Dodd-Frank Act and the Basel III initiatives described above. These standards have and will result in higher and more stringent capital requirements for us and our banking subsidiary.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. Although we had no wholesale brokered deposits as of December 31, 2016, we had approximately $19 million of in-market CDARs deposits, $38 million of ICS deposits and approximately $48 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

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

The Bank is subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by the Bank with respect to these laws could result in significant liability and have material impact on our business strategy.

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

The Bank is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a material penalties and other sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Bank’s business, financial condition, results of operations, and future prospects.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk- based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators.  While our risk management processes are designed to reduce risk by maintaining capital levels and mitigating any supervisory concerns, we may be unable to control the amount of premiums that we are required to pay for FDIC insurance in the event of a new economic downturn and an increase in financial institution failures. Any future increases in assessments or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

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

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2016, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $30.5 million. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

At December 31, 2016, our shareholders include two funds owning approximately 13% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2016, our shareholders include two funds that collectively own approximately 13% of the outstanding shares of our common stock.  Top ten institutional owners collectively own approximately 34% of our outstanding shares of common stock, as reported by SNL. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, nonetheless these institutional owners could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Risk relating to Economic Conditions and other Outside Forces

The political and economic environment could materially impact our business operations and financial performance.

The recent political changes in the United States and elsewhere have resulted in more economic uncertainty. Possible changes in tax and regulatory policies could result in lower costs for businesses in general and banks in particular, which in turn could result in various benefits including, among other things, enhanced revenues and operating efficiencies.  The increase in our stock price since November 7, 2016 reflects these possible benefits from changes in government policy. On the other hand, changes in tax policy could impact the value of our deferred tax asset and tax advantaged loans and investments we have made, which would offset in part the benefit of some of these changes in policy.  If these possible government policy changes do not occur, the anticipated benefits (and costs) would not be realized, which could result in a reduction in the price of our shares as well as continued increased regulatory and compliance costs, decreases in the amount of expected revenues, all of which could materially and adversely affect our business, financial condition and operating results.

A resumption of recessionary economic conditions could have an adverse effect on our business in the future.

The economic crisis of 2008 caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and to fail. The economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected the banking industry, as well as financial condition and operating results. Although economic conditions have improved to more normal conditions, future market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally become challenging, our business may be adversely affected. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, while our core markets in the last year have grown and we have benefited from such growth, we cannot give any assurance we will continue to benefit from market growth or favorable economic conditions in our primary market areas if they do occur.

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

Our Holding Company owns no real property.  Our corporate office is located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880.  At the end of 2016, our Company, through our subsidiary bank, operated a total of 67 full service banking offices in 23 counties in central, southeast and northeast Florida.  We own 50 and lease 17 of these offices.  We also have four loan production offices of which we own 1 and lease 3.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama, Atlanta, Georgia and Walnut Creek, California.  See Note 8 to the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank Premises and Equipment,” for additional information regarding our premises and equipment.

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

The shares of our Common Stock are traded on the NASDAQ Global Select Market.  The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2016 and 2015.

	2016		2015
	High	Low	High	Low
1st Quarter	$15.72	$12.57	$12.35	$10.94
2nd Quarter	$16.59	$14.49	$13.98	$11.70
3rd Quarter	$18.27	$15.30	$15.00	$12.20
4th Quarter	$25.83	$17.09	$16.24	$14.24

As of December 31, 2016, there are 48,146,981 shares of common stock outstanding.  As of this same date we have approximately 1,217 shareholders of record, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter.  The following sets forth per share cash dividends paid during 2016 and 2015.

	2016	2015
1st Quarter	$0.04	$0.01
2nd Quarter	$0.04	$0.02
3rd Quarter	$0.04	$0.02
4th Quarter	$0.04	$0.02

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

Share Repurchases

A summary of our common stock repurchases during the fourth quarter of 2016 is set forth in the table below.

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
October 1, 2016	October 31, 2016	---	---	---	1,934,735
November 1, 2016	November 30, 2016	---	---	---	1,934,735
December 1, 2016	December 31, 2016	22,706	$24.68	---	1,934,735
Total for quarter ending December 31, 2016		22,706	$24.68	---	1,934,735

(3)

We did not repurchase any shares of our common stock during the fourth quarter of 2016 pursuant to our stock repurchase plan currently in place. We repurchased 22,706 shares of our common stock from our employees during December 2016 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the Nasdaq Global Select Market.  The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2011 (assuming a $100 investment on December 31, 2011 and reinvestment of all dividends).

	2011	2012	2013	2014	2015	2016
CenterState Banks, Inc.	100	130	155	182	241	391
S&P 500	100	116	154	175	177	198
SNL Southeast Bank Index	100	166	225	254	250	331

Item 6.	Selected Consolidated Financial Data

Use of Non-GAAP Financial Measures and Ratios

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include tax-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible assets, tangible shareholders’ equity, tangible book value per common share, and tangible equity to tangible assets. Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency.  Other financial holding companies may define or calculate these measures and ratios differently.  Management also uses non-GAAP financial measures to help explain the variance in total non-interest expenses excluding nonrecurring expenses, such as loss on termination of FDIC loss share agreements, and correspondent banking division expenses between the periods presented.  Management uses this non-GAAP financial measure in its analysis of the Company’s performance and believes this presentation provides useful supplemental information, and a clearer understanding of the Company’s non-interest expense between periods presented.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable equivalent basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures the comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio is calculated by dividing non-interest expense (less nonrecurring items) by total taxable-equivalent net interest income and non-interest income (less nonrecurring items). The efficiency ratio is also calculated excluding correspondent income and expense from the calculation. These measures provide an estimate of how much it costs to produce one dollar of revenue. The items excluded from this calculation provide a better match of revenue from daily operations to operational expenses.

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

These disclosures should not be considered in isolation or a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other financial holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures.

The following tables present a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures:

	Years ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Income Statement Non-GAAP measures and ratios

Interest income (GAAP)
Loans, excluding purchase credit impaired ("PCI") loans	$129,619	$101,051	$87,094	$55,549	$56,376
PCI loans	34,006	40,645	34,168	32,725	25,216
Securities - taxable	18,920	16,460	13,991	9,889	11,297
Securities - tax-exempt	3,909	2,641	1,435	1,430	1,423
Federal funds sold and other	2,211	1,523	1,539	785	638
Total Interest income (GAAP)	188,665	162,320	138,227	100,378	94,950

Tax equivalent adjustment
Non PCI loans	1,487	819	628	628	646
Securities - tax-exempt	1,972	1,379	746	744	697
Total tax equivalent adjustment	3,459	2,198	1,374	1,372	1,343

Interest income - tax equivalent
Loans excluding PCI loans	131,106	101,870	87,722	56,177	57,022
PCI loans	34,006	40,645	34,168	32,725	25,216
Securities - taxable	18,920	16,460	13,991	9,889	11,297
Securities - tax-exempt	5,881	4,020	2,181	2,174	2,120
Federal funds sold and other	2,211	1,523	1,539	785	638
Total interest income - tax equivalent	192,124	164,518	139,601	101,750	96,293

Total Interest expense (GAAP)	(9,340)	(7,286)	(7,356)	(5,885)	(8,481)

Net interest income - tax equivalent	$182,784	$157,232	$132,245	$95,865	$87,812

Net interest income (GAAP)	$179,325	$155,034	$130,871	$94,493	$86,469

Yields and costs
Yield on Loans excluding PCI - tax equivalent	4.47%	4.49%	4.69%	4.77%	5.07%
Yield on loans - tax equivalent	5.26%	5.66%	5.64%	6.18%	5.67%
Yield on securities tax-exempt - tax equivalent	4.61%	5.01%	5.04%	5.19%	5.41%
Yield on interest earning assets (GAAP)	4.33%	4.66%	4.61%	4.93%	4.58%
Yield on interest earning assets - tax equivalent	4.41%	4.72%	4.66%	5.00%	4.65%
Cost of interest bearing liabilities (GAAP)	0.33%	0.32%	0.36%	0.39%	0.51%
Net interest spread (GAAP)	4.00%	4.34%	4.25%	4.54%	4.07%
Net interest spread - tax equivalent	4.08%	4.40%	4.30%	4.61%	4.14%
Net interest margin (GAAP)	4.12%	4.45%	4.37%	4.64%	4.18%
Net interest margin - tax equivalent	4.20%	4.51%	4.41%	4.71%	4.24%

Efficiency ratio
Non interest income (GAAP)	$64,369	$37,450	$26,226	$33,946	$59,261
Nonrecurring income	(308)	—	—	—	(453)
Adjusted non interest income	64,061	37,450	26,226	33,946	58,808
Correspondent banking non interest income	(33,685)	(27,563)	(20,153)	(20,410)	(35,707)
Adjusted non interest income, ex. Correspondent	30,376	9,887	6,073	13,536	23,101

Net interest income before provision (GAAP)	179,325	155,034	130,871	94,493	86,469
Total tax equivalent adjustment	3,459	2,198	1,374	1,372	1,343
Adjusted net interest income	182,784	157,232	132,245	95,865	87,812
Correspondent net interest income	(6,832)	(6,330)	(3,239)	(2,854)	(4,023)
Adjusted net interest income, ex. Correspondent	175,952	150,902	129,006	93,011	83,789

Income Statement Non-GAAP measures and ratios (continued)

	Years ended December 31,
continued from previous page	2016	2015	2014	2013	2012
Non interest expense	174,481	$126,082	$136,181	$110,762	$121,980
Nonrecurring expense	(17,560)	—	—	—	—
Adjusted non interest expense	156,921	126,082	136,181	110,762	121,980
Correspondent banking non interest expense	(23,414)	(23,414)	(20,638)	(22,491)	(30,651)
Adjusted non interest expense, ex. Correspondent	$133,507	$102,668	$115,543	$88,271	$91,329

Efficiency ratio	64%	65%	86%	85%	83%
Efficiency ratio - excluding Correpondent	65%	64%	86%	83%	85%

Analysis of changes in interest income and expense	Net change Dec. 31, 2016 versus 2015
	Volume	Rate	Net change
Loans - tax equivalent	$33,247	$(10,650)	$22,597
Securities - tax-exempt - tax equivalent	2,209	(348)	1,861
Total interest income - tax equivalent	39,455	(11,849)	27,606
Net interest income - tax equivalent	37,928	(12,376)	25,552

Analysis of changes in interest income and expense	Net change Dec. 31, 2015 versus 2014
	Volume	Rate	Net change
Loans - tax equivalent	$20,280	$345	$20,625
Securities - tax-exempt - tax equivalent	1,851	(12)	1,839
Total interest income - tax equivalent	25,592	(675)	24,917
Net interest income - tax equivalent	25,404	(417)	24,987

	Years ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Balance Sheet Non-GAAP measures and ratios

Total assets	$5,078,559	$4,022,717	$3,776,869	$2,416,011	$2,363,240
Goodwill	(106,028)	(76,739)	(76,739)	(44,924)	(44,924)
Intangible assets, net	(16,294)	(13,001)	(15,401)	(6,116)	(7,307)
Tangible assets	$4,956,237	$3,932,977	$3,684,729	$2,364,971	$2,311,009

Common stockholders' equity	552,457	$490,514	$452,477	$273,379	$273,531
Goodwill	(106,028)	(76,739)	(76,739)	(44,924)	(44,924)
Intangible assets, net	(16,294)	(13,001)	(15,401)	(6,116)	(7,307)
Tangible common stockholders' equity	$430,135	$400,774	$360,337	$222,339	$221,300

Book value per common share	$11.47	$10.79	$9.98	$9.08	$9.09
Effect of intangible assets	$(2.54)	$(1.97)	$(2.03)	$(1.69)	$(1.74)
Tangible book value per common share	$8.93	$8.82	$7.95	$7.38	$7.36

Equity to total assets	10.88%	12.19%	11.98%	11.32%	11.57%
Effect of intangible assets	-2.20%	-2.00%	-2.20%	-1.91%	-2.00%
Tangible common equity to tangible assets	8.68%	10.19%	9.78%	9.40%	9.58%

The selected consolidated financial data presented on the following page should be read in conjunction with ”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2016 and 2015, and the three year period ended December 31, 2016, presented elsewhere herein. Operating results for prior periods are not necessarily indicative of results that might be expected for any future period.

0

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2016	2015	2014	2013	2012
SUMMARY OF OPERATIONS:
Total interest income	188,665	$162,320	$138,227	$100,378	$94,950
Total interest expense	(9,340)	(7,286)	(7,356)	(5,885)	(8,481)
Net interest income	179,325	155,034	130,871	94,493	86,469
Provision for loan losses	(4,962)	(4,493)	(826)	76	(9,220)
Net interest income after provision for loan losses	174,363	150,541	130,045	94,569	77,249
Non-interest income	30,363	9,883	6,027	12,445	20,336
Income from correspondent banking capital markets division	33,685	27,563	20,153	20,410	35,707
Net gain on sale of securities available for sale	13	4	46	1,060	2,423
Bargain purchase gain, acquisition of institution	—	—	—	—	453
Gain on extinguishment of debt	308	—	—	—	—
Loss on termination of FDIC loss share agreements	(17,560)	—	—	—	—
Credit related expenses	(1,781)	(2,295)	(5,282)	(12,730)	(11,206)
Non-interest expense	(155,140)	(123,787)	(130,899)	(98,001)	(110,432)
Income before income taxes	64,251	61,909	20,090	17,753	14,530
Income tax expense	(21,910)	(22,571)	(7,126)	(5,510)	(4,625)
Net income	$42,341	$39,338	$12,964	$12,243	$9,905
PER COMMON SHARE DATA:
Basic earnings per share	$0.89	$0.87	$0.32	$0.41	$0.33
Diluted earnings per share	$0.88	$0.85	$0.31	$0.41	$0.33
Common equity per common share outstanding	$11.47	$10.79	$9.98	$9.08	$9.09
Tangible common equity per common share outstanding	$8.93	$8.82	$7.95	$7.38	$7.36
Dividends per common share	$0.16	$0.07	$0.04	$0.04	$0.04
Actual shares outstanding	48,146,981	45,459,195	45,323,553	30,112,475	30,079,767
Weighted average common shares outstanding	47,409,142	45,182,224	40,852,002	30,102,777	30,073,959
Diluted weighted average common shares outstanding	48,191,523	45,788,632	41,235,552	30,220,127	30,141,863
BALANCE SHEET DATA:
Assets	$5,078,559	$4,022,717	$3,776,869	$2,415,567	$2,363,240
Total loans	3,429,747	2,593,776	2,429,525	1,474,179	1,435,863
Allowance for loan losses	27,041	22,264	19,898	20,454	26,682
Total deposits	4,152,544	3,215,178	3,092,040	2,056,231	1,997,232
Short-term borrowings	290,413	252,722	179,014	50,366	57,724
Corporate debentures	25,958	24,093	23,917	16,996	16,970
Common stockholders’ equity	552,457	490,514	452,477	273,379	273,531
Total stockholders’ equity	552,457	490,514	452,477	273,379	273,531
Tangible capital	430,135	400,774	360,337	222,339	221,300
Goodwill	106,028	76,739	76,739	44,924	44,924
Core deposit intangible (CDI)	15,510	12,164	14,417	4,958	5,944
Trust intangible	784	837	984	1,158	1,363
Average total assets	4,864,151	3,928,523	3,419,541	2,381,620	2,445,902
Average loans	3,140,343	2,518,572	2,160,155	1,439,069	1,451,492
Average interest earning assets	4,356,455	3,484,739	2,995,845	2,034,542	2,070,990
Average deposits	3,991,078	3,178,569	2,891,459	2,087,004	2,062,682
Average interest bearing deposits	2,568,605	2,038,955	1,942,299	1,425,858	1,555,755
Average interest bearing liabilities	2,834,392	2,278,427	2,046,061	1,502,481	1,652,460
Average total stockholders’ equity	531,734	471,130	391,574	273,852	269,282

Selected Consolidated Financial Data - continued

For the twelve month period ending or as of December 31

	2016	2015	2014	2013	2012
SELECTED FINANCIAL RATIOS:
Return on average assets	0.87%	1.00%	0.38%	0.51%	0.40%
Return on average equity	7.96%	8.35%	3.31%	4.47%	3.68%
Dividend payout	18%	8%	13%	10%	12%
Efficiency ratio (1)	64%	65%	86%	85%	83%
Efficiency ratio, excluding correspondent (2)	65%	64%	86%	83%	85%
Net interest margin, tax equivalent basis (3)	4.20%	4.51%	4.41%	4.71%	4.24%
Net interest spread, tax equivalent basis (4)	4.08%	4.40%	4.30%	4.61%	4.14%

CAPITAL RATIOS:
Tier 1 leverage ratio	9.11%	10.53%	10.11%	10.38%	9.91%
Risk-based capital
Common equity Tier 1	11.27%	14.39%	—	—	—
Tier 1	11.83%	14.99%	14.36%	16.64%	16.63%
Total	12.54%	15.79%	15.14%	17.89%	17.89%
Tangible common equity ratio	8.68%	10.19%	9.78%	9.40%	9.58%

ASSET QUALITY RATIOS:
Net charge-offs to average loans (5)	—%	0.09%	0.07%	0.42%	0.93%
Allowance to period end loans (5)	0.82%	0.93%	0.90%	1.58%	2.11%
Allowance for loan losses to non-performing loans (5)	140%	106%	76%	73%	93%
Non-performing assets to total assets (5)	0.52%	0.56%	0.92%	1.39%	1.41%

OTHER DATA:
Banking locations	67	57	58	55	55
Full-time equivalent employees	952	784	785	693	689

(1)

Efficiency ratio is non-interest expense (less non-recurring items) divided by the sum of the tax equivalent net interest income before the provision for loan losses plus non-interest income (less non-recurring items).

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

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information.  This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.  The sum of the four quarters of earnings per share may not equal the total earnings per share for the full year due to rounding and the issuance of stock related to the Community and Hometown acquisitions in 2016. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document.  The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data

(unaudited)

(Dollars in thousands except	2016				2015
for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$50,155	$47,703	$41,625	$43,498	$41,098	$40,112	$41,625	$39,485
Interest expense	(2,621)	(2,384)	(1,818)	(2,023)	(1,819)	(1,784)	(1,818)	(1,865)
Net interest income	47,534	45,319	39,807	41,475	39,279	38,328	39,807	37,620
Provision for loan losses	(2,266)	(1,275)	(2,308)	(510)	(543)	—	(2,308)	(1,642)
Net interest income after provision for loan losses	45,268	44,044	37,499	40,965	38,736	38,328	37,499	35,978
Non-interest income	9,065	8,140	1,986	5,786	3,425	2,191	1,986	2,281
Correspondent banking and capital markets division income	8,091	7,528	8,587	8,775	6,241	5,935	8,587	6,800
Gain on sales of securities available for sale	—	13	—	—	—	4	-	-
Non-interest expenses	(38,184)	(36,395)	(32,538)	(62,853)	(32,086)	(30,855)	(32,538)	(30,603)
Income before income tax	24,240	23,330	15,534	(7,327)	16,316	15,603	15,534	14,456
Income tax expense	(8,213)	(7,946)	(5,656)	2,523	(5,920)	(5,687)	(5,656)	(5,308)
Net income	$16,027	$15,384	$9,878	$(4,804)	$10,396	$9,916	$9,878	$9,148

Basic earnings per common share	$0.33	$0.32	$0.33	$(0.10)	$0.23	$0.22	$0.22	$0.20
Diluted earnings per common share	$0.33	$0.32	$0.32	$(0.10)	$0.23	$0.22	$0.21	$0.20

          The 2016 results were impacted by the merger and acquisition related expenses due to the 2016 acquisitions of Community and Hometown as reflected in the table above. The acquisitions resulted in an increase in net interest income to the extent of the earning assets and deposits acquired while limiting the additional noninterest expense due to significant cost reductions related to the consolidation of back office operations and elimination of branch redundancies created by the acquisitions. In addition, losses were incurred during first quarter of 2016, as reflected above, due to the termination of FDIC loss share agreements unrelated to the acquisitions. The significant improvement of the third and fourth quarters 2016 results compared to the third and fourth quarters 2015 are primarily a reflection of the benefits of the acquisitions noted above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts in this Item 7 are in thousands of dollars, except shares and per share data or when specifically identified.)

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and include statements containing terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or  “continue” or the negative of such terms or other comparable terminology. Actual events or results may differ materially from the results anticipated in these forward looking statements, due to a variety of factors, including, without limitation:  the impact on failing to implement our business strategy, including our growth and acquisition strategy; additional capital requirements due to our growth plans; the impact of an increase in our asset size to over $10 billion; the risks of changes in interest rates and the level and composition of deposits, loan demand, and the values of loan collateral; the impact of us not being able to manage our risk; the impact on a loss of management or other experienced employees; the risk of changes in technology and customer preferences; the impact of any material failure or breach in our infrastructure or material regulatory liability in areas such as BSA or consumer protection; the effects of future economic and political conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; and the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.  All forward looking statements attributable to our Company are expressly qualified in their entirety by these cautionary statements.  We disclaim any intent or obligation to update these forward looking statements, whether as a result of new information, future events or otherwise.  There is no assurance that future results, levels of activity, performance or goals will be achieved.

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2016 and 2015, and the results of operations for the years ended December 31, 2016, 2015 and 2014.  This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein.

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

CenterState Banks, Inc. (“We,” “Our,”  “CenterState,” “CSFL,” or the “Company”) was incorporated under the laws of the State of Florida on September 20, 1999.  We are a financial holding company which owns CenterState Bank of Florida, N.A. (“CenterState Bank” or the “Bank”).  Headquartered in Winter Haven, Florida, we provide a full range of consumer and commercial banking services to individuals, businesses and industries through a 67 bank office network located within 23 counties throughout Florida, as well as three loan production offices in Florida and one loan production office in Macon, Georgia. As of December 31, 2016, CenterState Bank was the second largest Florida-based community banking organization in terms of publicly available deposit data (on a pro forma basis taking into account the closing of its pending acquisition transactions with Platinum Bank Holding Company (“Platinum”) and Gateway Financial Holdings of Florida, Inc. (“Gateway”).

We also operate, through our subsidiary bank, a correspondent banking and capital markets service division for approximately 600 small and medium sized community banks throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.

We have grown from our formation in 2000 primarily through a series of acquisitions, starting in June 2000 through 2016. Our most recent acquisitions include:

•	Gulfstream Bancshares, Inc., in January 2014, which added approximately $479 million in deposits;

•	First Southern Bancorp, Inc., in June 2014, which added approximately $853 million in deposits;

•	Community Bank of South Florida, Inc., in March 2016, which added approximately $453 million in deposits; and

•	Hometown of Homestead Banking Company, in March 2016, which added approximately $253 million in deposits.

On October 17, 2016, we entered into a definitive agreement to acquire Platinum, the holding company of Platinum Bank. The transaction was approved by the boards of directors of both companies and has received all required regulatory approvals, and is expected to close in the second quarter of 2017. Completion of the transaction is subject to customary closing conditions, including approval of Platinum’s shareholders. Under the terms of the agreement, holders of Platinum common stock will receive 3.7832 shares of our common stock and $7.60 in cash for each share of Platinum common stock, which equates to an aggregate transaction value of approximately $83.8 million, based on our closing stock price on September 30, 2016 (comprised of approximately 74.5 million of our common stock and $9.3 million of cash).

On November 30, 2016, we entered into a definitive agreement to acquire Gateway, the holding company of Gateway Bank of Florida, Gateway Bank of Central Florida, and Gateway Bank of Southwest Florida. The transaction was approved by the boards of directors of both companies and  has received all required regulatory approvals, and is expected to close in the second quarter of 2017. Completion of the transaction is subject to customary closing conditions, including approval of Gateway’s shareholders. Under the terms of the agreement, holders of Gateway common stock will receive $18.00 in cash or 0.95 shares of our common stock for each share of Gateway common stock; provided, however, that the aggregate cash payment shall constitute 30% of the merger consideration, which equates to an aggregate transaction value of approximately $116.9 million, based on our closing stock price on September 30, 2016.

We also own R4ALL, Inc., which acquires and disposes troubled assets and CSFL IC, which operates a captive insurance subsidiary pursuant to section 831(b) of the U.S. Tax Code.

At December 31, 2016, we had total consolidated assets of $5.1 billion, total consolidated loans of $3.4 billion, total consolidated deposits of $4.2 billion, and total consolidated shareholders’ equity of $552.5 million.

At the Holding Company level, we perform functions that include strategic planning, merger and acquisition functions, investor relations, capital management, financial reporting, income tax management and reporting, loan review, internal audit, risk assessment and monitoring, and generally oversee and monitor the activities of our Bank.  All of the operating activities associated with and related to the commercial and retail banking business, as well as the correspondent banking business, is performed and managed at the Bank.

A condensed consolidating balance sheet at December 31, 2016 and a condensed consolidating statement of operations for the year ending December 31, 2016 are presented below.

Condensed Consolidating Balance Sheet		CSFL		PARENT
At December 31, 2016	CSB	INS. CORP	R4ALL	COMPANY	Eliminations	Consolidated
Cash and due from banks	$66,118	$2,263	$113	$970	$(3,096)	$66,368
Federal funds sold and Federal Reserve deposits	109,286	—	—	—	—	109,286
Cash and cash equivalents	175,404	2,263	113	970	(3,096)	175,654
Investment securities	1,003,628	—	—	—	—	1,003,628
Loans held for sale	2,285					2,285
Purchase credit impaired ("PCI") loans	185,924	—	—	—	—	185,924
Loans, excluding PCI loans	3,243,734	—	89	—	—	3,243,823
Allowance for loan losses	(27,034)	—	(7)	—	—	(27,041)
Bank premises and equipment, net	114,435	—	—	380	—	114,815
Goodwill	106,028	—	—	—	—	106,028
Core deposit intangibles	15,510	—	—	—	—	15,510
Other repossessed real estate owned	7,090	—	—	—	—	7,090
Investment in subsidiaries	—	—	—	550,245	(550,245)	—
All other assets	243,041	1,192	3	32,977	(26,370)	250,843
Total assets	$5,070,045	$3,455	$198	$584,572	$(579,711)	$5,078,559

Deposits	$4,155,640	$—	$—	$—	$(3,096)	$4,152,544
Other borrowings	290,413	—	—	25,958	—	316,371
All other liabilities	75,339	2,061	—	6,157	(26,370)	57,187
Total stockholders’ equity	548,653	1,394	198	552,457	(550,245)	552,457
Total liabilities and stockholders' equity	$5,070,045	$3,455	$198	$584,572	$(579,711)	$5,078,559

Condensed Consolidating Statement of Income		CSFL		PARENT
For the 12 month period ending December 31, 2016	CSB	INS. CORP	R4ALL	COMPANY	Eliminations	Consolidated
Interest income	$188,665	$—	$—	$—	$—	$188,665
Interest expense	(8,181)	—	—	(1,159)	—	(9,340)
Net interest income	180,484	—	—	(1,159)	—	179,325
Provision for loan losses	(4,962)	—	—	—	—	(4,962)
Net interest income after loan loss provision	175,522	—	—	(1,159)	—	174,363
Non interest income	64,184	1,156	—	45,572	(46,543)	64,369
Non interest expense	(171,627)	(264)	—	(3,869)	1,279	(174,481)
Net income before income tax provision	68,079	892	—	40,544	(45,264)	64,251
Income tax (provision) benefit	(23,715)	8	—	1,797	—	(21,910)
Net income	$44,364	$900	$—	$42,341	$(45,264)	$42,341

Through our Bank, we conduct commercial and retail banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial real estate loans, residential real estate loans, construction, development and land loans, and commercial loans and consumer loans.  Most of our loans are secured by real estate located in Florida.

Our strategy is to grow organically and by acquisition in our market areas or close to it.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  To that end, during 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  We also closed two acquisitions and entered into agreements to acquire two additional banking companies in our markets, both of which will close in the second quarter, subject to shareholder approval and satisfaction of other customary closing conditions.

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

Correspondent banking division

We also operate a correspondent banking and capital markets division.  The division is integrated with and part of our Bank, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia.  Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.  Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services.  The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

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

Our Chief Credit Officer (“CCO”), our Chief Special Asset Disposition Manager (“CSPA”) and their teams are responsible for identifying and reporting all impaired loans, non-accrual loans, troubled debt restructures or TDRs and other real estate owned or OREO.  They hold quarterly meetings with our CEO, our Executive Chairman, and a senior level accounting officer who along with the CCO and CSPA, is ultimately responsible for preparing the Company’s allowance for loan loss calculations each quarter.  The Company’s CFO and others also attend these meetings periodically.  The CCO, CSPA and their teams make sure that all non-performing loans subject to FASB Accounting Standards Codification No. 310 (“ASC 310”), as well as OREO properties, have a current appraisal (less than one year old) and that the asset is written down to 90% of the current appraisal, or less under certain circumstances, such as a listing price in the case of OREO, or a time value adjustment in the case of loans with appraisals approaching their one year life, and the related collateral is either in a type of category or in a market area with declining values.  When these quarterly meetings start, these teams have already evaluated their positions and have identified the course of action on each of the troubled assets listed.  The purpose of the meetings is to allow the sharing of information and allow our CEO and Executive Chairman to review these evaluations with our CCO and CSPA, and either approve or modify their recommendations.

We maintain an allowance for loan losses that we believe is adequate to absorb probable incurred losses inherent in our loan portfolio. The allowance consists of three components.  The first component consists of amounts specifically reserved (“specific allowance”) for specific loans identified as impaired, as defined by ASC 310.  Impaired loans are those loans that management has estimated will not repay as agreed pursuant to the loan agreement.  Each of these loans is required to have a written analysis supporting the amount of specific reserve allocated to the particular loan, if any.  That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific reserve is warranted.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.  We have $106 million of goodwill on our consolidated balance sheet at December 31, 2016.  Other acquired intangible assets consist of core deposit intangible and trust intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, generally 10 years.

Goodwill and intangible assets are described further in Note 9 of the “Notes to the Consolidated Financial Statements.”

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. We have a net deferred tax asset of $63.2 million in our consolidated balance sheet at December 31, 2016.  For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements.”

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015.

Net Income

Our net income for the year ended December 31, 2016 was $42,341 or $0.89 and $0.88 per share basic and diluted, respectively, compared to $39,338 or $0.87 and $0.85 per share basic and diluted for the year ended December 31, 2015.  The increase of $3,003 was primarily due to the March 2016 acquisitions of Community and Hometown.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $24,291, or 16% to $179,325 during the year ended December 31, 2016 compared to $155,034 for the same period in 2015.  The increase was the result of a $26,345 increase in interest income and a $2,054 increase in interest expense.

Interest earning assets averaged $4,356,455 during the year ended December 31, 2016 as compared to $3,484,739  for the same period in 2015, an increase of $871,716, or 25%.  The yield on average interest earning assets decreased 33 basis points (“bps”) to 4.33% (31bps to 4.41% tax equivalent basis) during the year ended December 31, 2016, compared to 4.66% (4.72% tax equivalent basis) for the same period in 2015.  The combined net effects of the $871,716 increase in average interest earning assets and the increase in yields on average interest earning assets resulted in the $26,345 ($27,606 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $2,834,392 during the year ended December 31, 2016 as compared to $2,278,427 for the same period in 2015, an increase of $555,965, or 24%.  The cost of average interest bearing liabilities increased 1 bps to 0.33% during the year ended December 31, 2016, compared to 0.32% for 2015.  The combined net effects of the $555,965 increase in average interest bearing liabilities and the 1 bps increase in cost of average interest bearing liabilities resulted in the $2,054 increase in interest expense between the two years.  See the tables “Average Balances – Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Loans, excluding PCI (1) (2) (7)	$2,930,213	$131,106	4.47%	$2,270,525	$101,870	4.49%
Purchased credit impaired loans (9)	210,130	34,006	16.18%	248,047	40,645	16.39%
Securities - taxable	859,453	18,920	2.20%	696,386	16,460	2.36%
Securities - tax exempt (7)	127,702	5,881	4.61%	80,240	4,020	5.01%
Federal funds sold and other	228,957	2,211	0.97%	189,541	1,523	0.80%
TOTAL INTEREST EARNING ASSETS	$4,356,455	$192,124	4.41%	$3,484,739	$164,518	4.72%

Allowance for loan losses	(23,925)			(21,521)
All other assets	531,621			465,305
TOTAL ASSETS	$4,864,151			$3,928,523

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Now	$785,651	$721	0.09%	$625,274	$520	0.08%
Money market	880,305	2,523	0.29%	726,159	1954	0.27%
Savings	332,747	236	0.07%	241,921	129	0.05%
Time deposits	569,902	3,454	0.61%	445,601	2,903	0.65%
Repurchase agreements	29,435	103	0.35%	30,727	186	0.61%
Federal funds purchased	210,276	1,147	0.55%	184,451	622	0.34%
Other borrowed funds (3)	1,411	7	0.50%	289	4	—
Corporate debenture (4)	24,665	1,149	4.66%	24,005	968	4.03%
TOTAL INTEREST BEARING LIABILITIES	$2,834,392	$9,340	0.33%	$2,278,427	$7,286	0.32%

Demand deposits	1,422,473			1,139,614
Other liabilities	75,552			39,352
Total stockholders' equity	531,734			471,130

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,864,151			$3,928,523

NET INTEREST SPREAD (tax equivalent basis) (5)			4.08%			4.40%
NET INTEREST INCOME (tax equivalent basis)		$182,784			$157,232
NET INTEREST MARGIN (tax equivalent basis) (6)			4.20%			4.51%

(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $683 and $295 for the years ended December 31, 2016 and 2015, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $212 and $176 during year ended December 31, 2016 and 2015, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
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

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2016 versus 2015
			Net
	Volume	Rate	Change
INTEREST INCOME
Loans (tax equivalent basis)	$33,247	$(10,650)	$22,597
Securities – taxable	3,650	(1,190)	2,460
Securities – tax exempt	2,209	(348)	1,861
Federal funds sold and other	349	339	688
TOTAL INTEREST INCOME (tax equivalent basis)	$39,455	$(11,849)	$27,606

INTEREST EXPENSE
Deposits
NOW accounts	$143	$58	$201
Money market accounts	435	134	569
Savings	57	50	107
Time deposits	765	(214)	551
Repurchase agreements	(8)	(75)	(83)
Federal funds purchased	97	428	525
Other borrowed funds	7	(4)	3
Corporate debentures	31	150	181
TOTAL INTEREST EXPENSE	$1,527	$527	$2,054

NET INTEREST INCOME (tax equivalent basis)	$37,928	$(12,376)	$25,552

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

Provision for Loan Losses

The provision for loan losses increased $469 to $4,962 during the year ending December 31, 2016 compared to a provision of $4,493 for the comparable period in 2015.  Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.  Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach).  In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information.  As these factors change, the level of loan loss provision changes.  The increase in provision for loan losses is primarily due to the increase in loans outstanding.  Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors also slightly affected the net change.  See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

         Non-interest income for the year ended December 31, 2016 was $64,369 compared to $37,450 for the comparable period in 2015.  This increase of $26,919 was the result of the following components listed in the table below.

			$	%
			increase	increase
	2016	2015	(decrease)	(decrease)
Correspondent banking capital markets revenue	$28,817	$23,225	$5,592	24.1%
Other correspondent banking related revenue	4,868	4,338	530	12.2%
Wealth management related revenue	3,237	3,813	(576)	-15.1%
Service charges on deposit accounts	13,564	9,745	3,819	39.2%
Debit, prepaid, ATM and merchant card related fees	8,254	6,913	1,341	19.4%
Bank owned life insurance income	2,534	2,346	188	8.0%
Other service charges and fees	3,047	1,943	1,104	56.8%
Gain on sale of securities	13	4	9	225.0%
Subtotal	64,334	52,327	12,007	22.9%
Gain on extinguishment of debt	308	—	308	—
Gain on sale of bank properties held for sale	797	—	797	—
FDIC indemnification asset- amortization	(1,166)	(16,563)	15,397	-93.0%
FDIC indemnification income	96	1,686	(1,590)	-94.3%
Total non-interest income	$64,369	$37,450	$26,919	71.9%

As shown in the table above, the primary reason for the increase in non-interest income year to year is the increase in correspondent banking capital markets revenue and the decrease in FDIC indemnification asset amortization.

Correspondent banking capital markets revenue includes bond sales revenue and brokerage revenue from interest rate swaps and C&I loan sales to correspondent bank clients.  The increase in revenue in 2016 is mainly due to revenue generated from the facilitation of interest rate swaps for correspondent client banks and their customers.  This line of business produced $13,691 of gross revenue during the current year and compared to $7,903 in 2015.

The FDIC indemnification asset (“IA”) was producing amortization (versus accretion) due to reductions in the estimated losses in the FDIC covered loan portfolio.  To the extent current projected losses in the covered loan portfolio were less than previously projected losses, the related projected reimbursements from the FDIC contemplated in the IA were less, which produced a negative income accretion in non-interest income.  This event corresponded to the increase in yields in the FDIC covered loan portfolio, although there was not a perfect correlation.  Higher expected cash flows (i.e. less expected future losses) on the loan side of the equation was accreted into interest income over the life of the related loan pool.  The lower expected reimbursement from the FDIC was amortized over the lesser of the remaining life of the related loan pool(s) or the remaining term of the loss share period. On February 3, 2016, the FDIC bought out our remaining FDIC loss share agreements which resulted in no further FDIC indemnification asset amortization and an increase in non-interest income of $15,397 during the current year compared to 2015.

Our other FDIC income related line item in the table above, FDIC indemnification income, has two components.  The first relates to losses on FDIC covered OREO.  To the extent we incurred a loss on the sale of OREO, the FDIC was obligated to reimburse us at various coverage rates pursuant to the applicable loss sharing agreements.  The reimbursable amount was recognized as FDIC indemnification income in this line item during the same period the expense or loss on OREO was recognized in our non-interest expenses.  The second component relates to provision for loan loss expenses related to impairments on any of our covered loan pools.  To the extent we incurred a loan loss provision expense, we recognized FDIC indemnification income pursuant to the applicable coverages outlined in the loss sharing agreements during the same period the expense was recognized in provision for loan loss expense.   These reimbursements also ceased effective with our February 3, 2016, FDIC loss share buy-out as described in the preceeding paragraph.

Service charges on deposit accounts increased $3,819 in part due to the acquisitions of Community and Hometown on March 1, 2016 and new product changes on personal and business accounts during the current year.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2016 increased $48,399, or 38.4%, to $174,481, compared to $126,082 for 2015.  The table below breaks down the individual components.

			$	%
			increase	increase
	2016	2015	(decrease)	(decrease)
Employee salaries and wages	$68,467	$58,209	$10,258	17.6%
Employee incentive/bonus compensation	7,185	6,522	663	10.2%
Employee stock based compensation	4,423	3,283	1,140	34.7%
Employer 401K matching contributions	1,849	1,617	232	14.3%
Deferred compensation expense	609	618	(9)	-1.5%
Health insurance and other employee benefits	5,722	4,865	857	17.6%
Payroll taxes	4,493	3,855	638	16.5%
Other employee related expenses	1,303	1,118	185	16.5%
Incremental direct cost of loan origination	(3,170)	(2,689)	(481)	17.9%
Total salaries, wages and employee benefits	90,881	77,398	13,483	17.4%

Gain on sale of OREO	(1,528)	(403)	(1,125)	279.2%
Gain on sale of FDIC covered OREO	—	(850)	850	-100.0%
Valuation write down of OREO	871	257	614	238.9%
Valuation write down of FDIC covered OREO	—	950	(950)	-100.0%
Loss on repossessed assets other than real estate	46	7	39	557.1%
Foreclosure and repossession related expenses	2,392	1,425	967	67.9%
Foreclosure and repo expenses, FDIC (note 1)	—	909	(909)	-100.0%
Total credit related fees	1,781	2,295	(514)	-22.4%

Occupancy expense	9,805	9,957	(152)	-1.5%
Depreciation of premises and equipment	6,373	5,716	657	11.5%
Supplies, stationary and printing	1,340	1,436	(96)	-6.7%
Marketing expenses	3,125	2,317	808	34.9%
Data processing expense	6,867	4,679	2,188	46.8%
Legal, auditing and other professional fees	3,657	2,954	703	23.8%
Bank regulatory related expenses	3,420	3,173	247	7.8%
Postage and delivery	1,684	1,389	295	21.2%
ATM and debit card related expenses	2,850	1,893	957	50.6%
Amortization of intangibles	3,074	2,537	537	21.2%
Internet and telephone banking	2,402	2,167	235	10.8%
Operational write-offs and losses	490	582	(92)	-15.8%
Correspondent accounts and Federal Reserve charges	756	655	101	15.4%
Conferences/Seminars/Education/Training	592	520	72	13.8%
Director fees	643	693	(50)	-7.2%
Travel expenses	509	446	63	14.1%
Other expenses	4,078	4,448	(370)	-8.3%
Subtotal	144,327	125,255	19,072	15.2%
Loss on termination of FDIC loss share agreements	17,560	—	17,560	—
Merger, acquisition and conversion related expenses	11,444	693	10,751	1551.4%
Expenses related to branch closures and efficiency initiatives	1,150	134	1,016	758.2%
Total non-interest expense	$174,481	$126,082	$48,399	38.4%

note 1:  These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding merger, acquisition and conversion related expenses, expenses related to branch closure and efficiency initiatives and loss on termination of FDIC loss share agreements,, total non-interest expense increased $19,072 or 15.2% year to year as shown in the above table.  The increase is primarily due to our acquisitions of Community and Hometown in March 2016.

Income Tax Provision

        We recognized an income tax expense for the year ended December 31, 2016 of $21,910 (an effective tax rate of 34.1%) compared to 22,571 (an effective tax rate of 36.5%) for the year ended December 31, 2015.  The primary reason for the decrease was due to a higher percentage of tax exempt interest income relative to total revenue.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014.

Net Income

Our net income for the year ended December 31, 2015 was $39,338 or $0.87 and $0.85 per share basic and diluted, respectively, compared to $12,964 or $0.32 and $0.31 per share basic and diluted for the year ended December 31, 2014.  Our net income, excluding merger related and efficiency initiative expenses and gain on sale of securities, for year 2015 was $39,862 ($0.87 per share diluted), compared to $22,403 ($0.54 per share diluted) for year 2014.  The increase of $17,459 was primarily due to the January 2014 acquisition of Gulfstream and the June 2014 acquisition of First Southern.

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

Provision for Loan Losses

The provision for loan losses increased $3,667 to $4,493 during the year ending December 31, 2015 compared to a provision of $826 for the comparable period in 2014.  The provision for loan losses for the current year included $475 for the Gulfstream loans and $878 for the First Southern loans acquired in January and June 2014, respectively.  Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.  Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach).  In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information.  As these factors change, the level of loan loss provision changes.  The increase in provision for loan losses is primarily due to the increase in loans outstanding.  Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors also slightly affected the net change.  See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

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

The FDIC IA was producing amortization (versus accretion) due to reductions in the estimated losses in the FDIC covered loan portfolio.  To the extent current projected losses in the covered loan portfolio were less than previously projected losses, the related projected reimbursements from the FDIC contemplated in the IA were less, which produced a negative income accretion in non-interest income.  This event corresponded to the increase in yields in the FDIC covered loan portfolio, although there was not a perfect correlation.  Higher expected cash flows (i.e. less expected future losses) on the loan side of the equation was accreted into interest income over the life of the related loan pool.  The lower expected reimbursement from the FDIC was amortized over the lesser of the remaining life of the related loan pool(s) or the remaining term of the loss share period.

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

Excluding merger, acquisition and conversion related expenses and nonrecurring expenses related to branch closure and efficiency initiatives, total non-interest expense increased $3,380 or 2.8% year to year as shown in the above table.  The increase is primarily due to our acquisition of First Southern in June 2014.

Income Tax Provision

        We recognized an income tax expense for the year ended December 31, 2015 of $22,571 (an effective tax rate of 36.5%) compared to $7,126 (an effective tax rate of 35.5%) for the year ended December 31, 2014.  The primary reason for the increase was due to a smaller percentage of tax exempt interest income relative to total revenue.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2016 AND DECEMBER 31, 2015

Overview

Our total assets grew by $1,055,842, or 26.2%, from $4,022,717 at December 31, 2015 to $5,078,559 at December 31, 2016, primarily due to acquisition of Community and Hometown on March 1, 2016.

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

Our available for sale portfolio totaled $740,702 at December 31, 2016 and $604,739 at December 31, 2015, or 15%, respectively, of total assets.  See note 3 in our “Notes to Consolidated Financial Statements” for a summary of security type, maturity, amortized cost basis, gross unrealized gains and gross unrealized losses.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative.  Approximately 94% of investment securities available for sale are mortgage backed securities.  The cash flows from these securities are used to meet cash needs or will be reinvested to maintain a desired liquidity position.  We classify the majority of our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels.  The available for sale portfolio is carried at fair market value and had a net unrealized loss of approximately $13,958 (which includes gross unrealized gains of $2,301) at December 31, 2016, compared to a net unrealized gain of approximately $2,342 at December 31, 2015.

  If our management intends to sell or it is more likely than not we will be required to sell the security before recovery of our amortized cost basis, less any current period credit loss, the other than temporary impairment (“OTTI”) will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If our management does not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these securities and its more likely than not we will not be required to sell these securities before their anticipated recovery, we do not consider any of our securities, that have an unrealized loss associated with them, to be other than temporarily impaired.

Trading Securities

We also have a trading securities portfolio.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Income and Comprehensive Income.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  This activity was initiated to take advantage of market opportunities, when presented, for short term revenue gains.  See note 2 in our “Notes to Consolidated Financial Statements” for a summary of purchases, sales and revenue recognized for the year ending December 31, 2016 and 2015.

Investment securities held to maturity

During 2014, we initiated a held to maturity securities portfolio.  At December 31, 2016 the portfolio had securities of $250,543 at amortized cost.   We anticipate that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.  At December 31, 2016, these securities had gross unrecognized gains of approximately $434 and $8,284 of gross unrecognized losses.  Similar to our available for sale portfolio, because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these securities and its more likely than not we will be required to sell these securities before their anticipated recovery, we do not consider any of our securities, that have an unrealized loss associated with them, to be other than temporarily impaired.  See note 3 in our “Notes to Consolidated Financial Statements” for a summary of security type, maturity, estimated fair value, gross unrecognized gains and gross unrecognized losses.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability.  The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues.  The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets.  Average loans during the year ended December 31, 2016, were $3,140,343, or 72% of average earning assets, as compared to $2,518,572, or 72% of average earning assets, for the year ending December 31, 2015. Total loans at December 31, 2016 and 2015 were $3,429,747 and $2,593,776, respectively, an increase of $835,971, or 32%.  This also represents a loan to total asset ratio of 68% and 64% and a loan to deposit ratio of 83% and 81%, at December 31, 2016 and 2015, respectively.

On February 3, 2016, the FDIC bought out our remaining FDIC loss share agreements.  See Form 8-K filed on February 4, 2016 for additional information.

In the aggregate, approximately 84% are collateralized by real estate, 13% are commercial non real estate loans and the remaining 3% are consumer and other non real estate loans.  The loans collateralized by real estate are further delineated as follows.

Residential real estate loans:  These are single family home loans primarily originated within our local market areas by employee loan officers or acquired pursuant to an acquisition of either an FDIC assisted transaction, a whole bank transaction or an acquisition of branches including selected performing loans (i.e. loans purchased from TD Bank, N.A. in 2011).  We do not use loan brokers to originate loans for our own portfolio, nor do we generally acquire loans outside of our geographical markets.   The aggregate size of this category is $888,483 representing approximately 26% of our total loans.  Approximately $72,179 of this total amount is included in our PCI loan portfolio.  Of the remaining $816,304 that are not PCI loans, approximately $7,068 or 0.9% are non performing (non-accrual) at December 31, 2016.

Commercial real estate loans:  This is the largest category ($1,855,488) of our loan portfolio representing approximately 54% of our total loans.  This category, along with commercial non real estate lending, is our primary business.  There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are substantially all located within Florida.  The borrowers are a mix of professionals, doctors, lawyers, and other small business owners.  Approximately 33% of commercial real estate loans are owner occupied.  Approximately $99,566 of total commercial real estate loans are included in our PCI loan portfolio.  Of the remaining $1,755,922 that are not PCI loans, approximately $9,116 or 0.5% are non performing (non-accrual) at December 31, 2016.

Land, development and construction loans:  We have no construction or development loans with national builders.  We do business with local builders and developers that have typically been long time customers. This category represents approximately 4% ($151,988) of our total loan portfolio.  The majority of this amount is land development, lots, and other land loans.  Approximately $9,944 of these loans are included in our PCI loan portfolio.  Of the remaining $142,044 that are not PCI loans, approximately $1,060 or 0.7% are non performing (non-accrual) at December 31, 2016.

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

Loan Portfolio Composition
Types of Loans
at December 31:	2016	2015	2014	2013	2012
Loans excluding PCI loans
Real estate loans:
Residential	$816,304	$647,496	$589,068	$458,331	$428,554
Commercial	1,755,922	1,254,782	1,132,933	528,710	480,494
Land, development and construction	142,044	105,276	79,002	62,503	55,474
Total real estate loans	2,714,270	2,007,554	1,801,003	1,049,544	964,522
Commercial	439,540	307,321	294,493	143,263	124,225
Consumer and other loans	89,538	67,500	56,334	49,547	48,547
Total loans – gross	3,243,348	2,382,375	2,151,830	1,242,354	1,137,294
Less: unearned fees/costs	475	873	929	404	(458)
Total loans excluding PCI loans	3,243,823	2,383,248	2,152,759	1,242,758	1,136,836

PCI loans
Real estate loans:
Residential	72,179	86,104	102,009	120,030	142,480
Commercial	99,566	105,629	140,977	100,012	134,413
Land, development and construction	9,944	15,548	24,032	6,381	13,259
Total real estate loans	181,689	207,281	267,018	226,423	290,152
Commercial	3,825	2,771	8,953	3,850	6,143
Consumer and other loans	410	476	795	1,148	2,732
Total PCI loans	185,924	210,528	276,766	231,421	299,027

Total loans	$3,429,747	$2,593,776	$2,429,525	$1,474,179	$1,435,863

The repayment of loans is a source of additional liquidity for us.  The following table sets forth the loans maturing within specific intervals at December 31, 2016, excluding unearned net fees and costs.

Loan Maturity Schedule
	December 31, 2016
	0 – 12	1 – 5	Over 5
	Months	Years	Years	Total
All loans other than construction, development, land	$176,405	$923,850	$2,177,029	$3,277,284
Real estate – land, development and construction	29,949	62,802	59,237	151,988
Total	$206,354	$986,652	$2,236,266	$3,429,272
Fixed interest rate	$130,505	$764,352	$574,065	$1,468,922
Variable interest rate	75,849	222,300	1,662,201	1,960,350
Total	$206,354	$986,652	$2,236,266	$3,429,272

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated non impaired loans	$2,232,474	$22,934	1.03%	$1,664,056	$17,326	1.04%	$568,418	$5,608	(1) bps
Impaired originated loans	18,157	652	3.59%	20,083	757	3.77%	(1,926)	(105)	(18) bps
Total originated loans	2,250,631	23,586	1.05%	1,684,139	18,083	1.07%	566,492	5,503	(2) bps

Acquired loans (note 1)	991,096	2,940	0.30%	696,017	3,737	0.54%	295,079	(797)	(24) bps
Impaired acquired loans (note 2)	2,096	43	2.05%	3,092	323	10.45%	(996)	(280)	(840) bps
	993,192	2,983	0.30%	699,109	4,060	0.58%	294,083	(1,077)	(28) bps

Total Non-PCI loans	3,243,823	26,569		2,383,248	22,143		860,575	4,426
PCI loans	185,924	472		210,528	121		(24,604)	351
Total loans	$3,429,747	$27,041		$2,593,776	$22,264		$835,971	$4,777

note 1:

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates. The total net unamortized fair value adjustment at December 31, 2016 was approximately $15,215 or 1.5% of the aggregate outstanding related loan balances.  Prior to March 31, 2016, the Company did not previously include loans acquired pursuant to the TD Bank and Federal Trust acquisitions that occurred in 2011.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016) and the Hometown of Homestead Banking Company acquisition (year 2016). All prior periods have been reclassified to conform to this new presentation format.

note 2:	These are loans that were acquired as performing loans that subsequently became impaired.

The general loan loss allowance (non-impaired loans) relating to originated loans increased by $5,608 resulting primarily from the increase in loans outstanding.  Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors also slightly affected the net change.

The general loan loss allowance (non-impaired loans) relating to acquired loans decreased by $797 resulting primarily from a decrease in loans outstanding, excluding the two bank acquisitions (Community Bank and Hometown of Homestead Banking Company) which occurred during the first quarter of 2016.   At December 31, 2016 the non-impaired loans acquired from these two acquisitions were equal to approximately $404,636. These loans were recorded at estimated fair value at the March 1, 2016 acquisition date. As such, there is no allowance for loan losses associated with these loans as of December 31, 2016.  The unamortized acquisition date fair value adjustment related to these loans at December 31, 2016 was approximately $7,447, or 1.8% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at December 31, 2016 are equal to $20,253 ($18,157 originated impaired loans plus $2,096 acquired impaired loans).  The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.  The Company’s impaired loans have been written down by $1,861 to $20,253 ($19,558 when the $695 specific allowance is considered) from their legal unpaid principal balance outstanding of $22,114.  In the aggregate, total impaired loans have been written down to approximately 88% of their legal unpaid principal balance when the related specific allowance is considered and non-performing impaired loans have been written down to approximately 84% of their legal unpaid principal balance when the related specific allowance is considered.  The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $19,003 at December 31, 2016) have been written down to approximately 86% of their legal unpaid principal balance, when the related specific allowance is also considered.

Approximately $13,718 of the Company’s impaired loans (54%) are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30. PCI loan pools are evaluated for impairment each quarter. If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at December 31, 2016. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

Activity in Allowance for Loan Losses
December 31,	2016	2015	2014	2013	2012
Loans excluding PCI loans
Balance, beginning of year	$22,143	$19,384	$19,694	$24,033	$27,559
Loans charged-off:
Residential real estate	(290)	(1,283)	(1,382)	(3,701)	(3,968)
Commercial real estate	(1,190)	(173)	(353)	(1,144)	(2,862)
Construction & land development	(232)	(461)	(124)	(310)	(4,646)
Commercial & industrial	(186)	(1,121)	(699)	(120)	(231)
Consumer	(849)	(853)	(879)	(903)	(807)
Total loans charged-off	(2,747)	(3,891)	(3,437)	(6,178)	(12,514)
Recoveries on loans previously charged-off:
Residential real estate	1,220	901	1,018	432	378
Commercial real estate	625	485	763	417	871
Construction & land development	269	5	106	193	604
Commercial & industrial	325	344	85	51	22
Consumer	189	156	184	181	157
Total loan recoveries	2,628	1,891	2,156	1,274	2,032

Net charge-offs	(119)	(2,000)	(1,281)	(4,904)	(10,482)
Provision for loan losses charged to expense	4,545	4,759	971	565	6,956
Allowance for loan losses for loans that are not PCI loans	$26,569	$22,143	$19,384	$19,694	$24,033

PCI loans
Balance, beginning of year	$121	$514	$760	$2,649	$385
Loans charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	(77)	—	(1,248)	—
Construction & land development	(66)	—	—	—	—
Commercial & industrial	—	—	(101)	—	—
Consumer	—	(50)	—	—	—
Total loans charged-off	(66)	(127)	(101)	(1,248)	—
Recoveries on loans previously charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction & land development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total loan recoveries	—	—	—	—	—

Net charge-offs	(66)	(127)	(101)	(1,248)	—
Provision for loan losses charged to expense	417	(266)	(145)	(641)	2,264
Allowance for loan losses on PCI loans	$472	$121	$514	$760	$2,649
Total allowance at end of period	$27,041	$22,264	$19,898	$20,454	$26,682

	2016	2015	2014	2013	2012
Loans at year end (note 1)	$3,243,823	$2,383,248	$2,152,759	$1,242,758	$1,136,836
Average loans outstanding (note 1)	$2,930,213	$2,270,525	$1,869,859	$1,177,493	$1,124,251
Net charge-offs (note 1)	$119	$2,000	$1,281	$4,904	$10,482
Allowance for loan losses as percentage
of year end loans (note 1)	0.82%	0.93%	0.90%	1.58%	2.11%
Net charge-offs as a percentage of
average loans outstanding (note 1)	—%	0.09%	0.07%	0.42%	0.93%

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

The largest component of non-performing loans is non-accrual loans, which as of December 31, 2016 totaled $19,003 (150 loans).  This amount is further delineated by loan category as follows:

	aggregate	% of
	loan	non-accrual	number
Non-accrual loans at 12/31/16	amounts	by category	of loans
Residential real estate	$7,068	37%	77
Commercial real estate	9,116	48%	25
Land, development, construction	1,060	6%	10
Commercial	1,421	7%	10
Consumer and other	338	2%	28
Total	$19,003	100%	150

The other component of non-performing loans are loans past due greater than 90 days and still accruing interest.  Loans which are past due greater than 90 days are placed on non-accrual status, unless they are both well secured and in the process of collection.

At December 31, 2016, total OREO was $7,090 and is included in our non-performing assets (“NPA”).    OREO is carried at the lower of cost or market less the estimated cost to sell.  Further declines in real estate values can affect the market value of these assets.  Any further decline in market value beyond its cost basis is recorded as a current expense in our Consolidated Statement of Income and Comprehensive Income.  OREO is further delineated in the following table.

carrying amount
Description of repossessed real estate (OREO)	at Dec 31, 2016
10 single family homes	$1,461
2 residential building lot	450
11 commercial buildings	1,681
Land / various acreages	3,498
Total	$7,090

At December 31, 2016 we also had repossessed assets other than real estate with an aggregate estimated fair value of approximately $114.  Interest income not recognized on non-accrual loans was approximately $140, $835 and $982 for the years ended December 31, 2016, 2015 and 2014, respectively.  The table below summarizes non performing loans and assets for the periods provided.

Non Performing Loans and Non Performing Assets
	December 31,
	2016	2015	2014	2013	2012
Non-accrual loans (note 1)	$19,003	$20,833	$25,595	$27,077	$25,448
Past due loans 90 days or more and still accruing interest (note 1)	—	—	—	—	293
Total non-performing loans (note 1)	19,003	20,833	25,595	27,077	25,741
Repossessed real estate ("OREO") (note 1)	7,090	1,567	8,896	6,409	6,875
Repossessed assets other than real estate (note 1)	114	145	87	150	770
Total non-performing assets (note 1)	$26,207	$22,545	$34,578	$33,636	$33,386
OREO covered by FDIC loss share agreements (note 2):
80% covered	—	4,828	7,264	19,111	26,783
75% covered	—	—	606	—	—
70% covered	—	—	1,755	—	—
30% covered	—	4,742	9,779	—	—
0% covered	—	59	—	—	—
Total non-performing assets including FDIC covered OREO	$26,207	$32,174	$53,982	$52,747	$60,169
Non-performing loans as percentage of total loans excluding PCI loans	0.59%	0.87%	1.19%	2.18%	2.26%
Non-performing assets as percentage of total assets
Excluding FDIC covered OREO	0.52%	0.56%	0.92%	1.39%	1.41%
Including FDIC covered OREO (note 2)	0.52%	0.80%	1.43%	2.18%	2.55%
Non-performing assets as percentage of loans and OREO plus other repossessed assets (note 1)
Excluding FDIC covered OREO	0.81%	0.95%	1.60%	2.69%	2.92%
Including FDIC covered OREO (note 2)	0.81%	1.34%	2.47%	4.16%	5.14%
Loans past due 30 thru 89 days and accruing interest as a percentage of total loans (note 1)	0.58%	0.62%	0.61%	0.85%	0.65%
Allowance for loan losses as a percentage of non- performing loans (note 1)	140%	106%	76%	73%	93%

note 1: Excludes PCI loans.

note 2:	On February 3, 2016, we terminated the loss share agreements with the FDIC.

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

Interest income recognized on impaired loans was approximately $467, $584 and $579 for the years ended December 31, 2016, 2015 and 2014, respectively.  The average recorded investment in impaired loans during 2016, 2015 and 2014 were $23,644, $22,770 and $26,301, respectively.

We may restructure or modify the terms of certain loans under certain conditions.  In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale.  When we have modified the terms of a loan, we usually reduce the monthly payment and/or interest rate for generally twelve to 24 months.  At December 31, 2016, we had approximately $13,105 of troubled debt restructures (“TDRs”).  Of this amount $11,030 were performing pursuant to their modified terms, and $2,075 were not performing and have been placed on non-accrual status and included in our non performing loans (“NPLs”).  TDRs are included in our impaired loans, whether they are performing or not performing.  Only non performing TDRs are included in our NPLs.  The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure ("TDRs")

	December 31,
	2016	2015	2014	2013	2012
Performing TDRs	$11,030	$10,254	$11,418	$10,763	$8,841
Non performing TDRs	2,075	4,873	3,648	4,684	5,819
Total TDRs	$13,105	$15,127	$15,066	$15,447	$14,660

Impaired loans that are not TDRs	7,148	$8,048	$10,184	$8,663	$33,519
Impaired loans that are TDRs	13,105	15,127	15,066	15,447	14,660
Recorded investment in impaired loans	$20,253	$23,175	$25,250	$24,110	$48,179
Allowance for loan losses related to impaired loans	$695	$1,080	$1,115	$1,811	$1,022

TDRs as of December 31, 2016 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,358	$879	$8,237
Commercial	2,442	1,082	3,524
Construction, development, land	281	84	365
Total real estate loans	10,081	2,045	12,126
Commercial	749	0	749
Consumer and other	200	30	230
Total TDRs	$11,030	$2,075	$13,105

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan.  We typically do not forgive principal.  We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses.  Approximately 84% of our TDRs at December 31, 2016 were current pursuant to their modified terms, and about $2,075, or approximately 16% of our total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

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

The table below summarizes our accruing loans past due greater than 30 days and less than 90 days for the periods presented, excluding PCI loans.  The increase in loans past due 30-89 days between December 31, 2015 and December 31, 2016 is due to the acquisitions of Community and Hometown on March 1, 2016.

	December 31,
	2016	2015	2014	2013	2012
past due loans 30-89 days	$18,826	$14,723	$13,108	$10,516	$7,422
as percentage of total loans	0.58%	0.62%	0.61%	0.85%	0.65%

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

	December 31,
	2016		2015		2014		2013		2012
Real estate loans:
Residential	$5,640	25%	$6,015	27%	$6,743	27%	$8,785	37%	$6,831	38%
Commercial	14,713	54%	10,559	53%	8,269	53%	6,441	42%	8,272	42%
Land, development, construction	883	4%	936	4%	752	4%	3,069	5%	6,211	5%
Total real estate loans	21,236	83%	17,510	84%	15,764	84%	18,295	84%	21,314	85%

Commercial loans	3,785	14%	3,212	13%	$2,330	14%	510	12%	1,745	11%
Consumer and other loans	1,548	3%	1,421	3%	$1,290	2%	889	4%	974	4%
Total	$26,569	100%	$22,143	100%	$19,384	100%	$19,694	100%	$24,033	100%

 Bank Premises and Equipment

Bank premises and equipment was $114,815 at December 31, 2016 compared to $101,821 at December 31, 2015, an increase of $12,994 or 13%.  The primary component of the increase is $22,814 of branch real estate acquired on March 1, 2016 with the purchase of Community and Hometown.  In addition, we transferred $10,139 of branch real estate that is no longer in use to bank properties held for sale at estimated fair value less estimated cost to sell.  We recognized an impairment charge of $967 related to these properties resulting in a net transfer to bank properties held for sale of $9,172.  A summary of the activity for 2016 is presented in the table below.

Balance at 12/31/15	$101,821
Acquisition of Community and Hometown real estate	22,814
Branch real estate transferred to bank properties held for sale	(10,139)
Other additions, net of disposals	6,692
Depreciation	(6,373)
Balance at 12/31/16	$114,815

At December 31, 2016, we operated from 67 full service banking offices in 23 counties in central, southeast and northeast Florida.  We own 50 and lease 17 of these offices.  We also have five loan production offices of which we own 1 and lease 4.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama, Atlanta, Georgia and Walnut Creek, California.

During 2016, we transferred $9,172, after an impairment charge of $967, of branch real estate to bank properties held for sale.  At December 31, 2016, we have 12 pieces of bank property, of which 7 properties were acquired pursuant to the acquisitions of Community and Hometown, included in our bank property held for sale with an aggregate carrying balance of $8,599.

Deposits

Total deposits increased $937,366, or 29%, to $4,152,544 as of December 31, 2016, compared to $3,215,178 at December 31, 2015.  We assumed deposits of approximately $705,912 pursuant to the acquisitions of Community and Hometown on March 1, 2016.  Our strategy has been to attract and grow relationships in our core deposit accounts, which we define as non-time deposits, and not aggressively seek deposits based on pricing.  Our time deposits represent only 13% of our total deposits at December 31, 2016, the same percentage at December 31, 2015.  In addition, our total checking accounts represent approximately 56% of our total deposits at December 31, 2016.  Our cost of deposits, including non-interest bearing checking accounts, was approximately 0.18% during the fourth quarter of 2016.  The tables below summarize selected deposit information for the periods indicated.

	December 31,
	2016		2015		2014
Non time deposits	$3,607,107	87%	$2,792,758	87%	$2,604,228	84%
Time deposits	545,437	13%	422,420	13%	487,812	16%
Total deposits	$4,152,544	100%	$3,215,178	100%	$3,092,040	100%

Average deposit balance by type and average interest rates
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non interest bearing demand deposits	$1,422,473	----%	$1,139,614	----%	$949,160	----%
NOW accounts	785,651	0.09%	625,274	0.08%	560,813	0.08%
Money market accounts	880,305	0.29%	726,159	0.27%	645,420	0.25%
Savings accounts	332,747	0.07%	241,921	0.05%	233,977	0.05%
Time deposits	569,902	0.61%	445,601	0.65%	502,089	0.79%
Total	$3,991,078	0.17%	$3,178,569	0.17%	$2,891,459	0.21%

Maturity of time deposits of $100,000 or more
	December 31,
	2016	2015	2014
Three months or less	$54,278	$38,365	$56,062
Three through six months	50,875	53,893	51,270
Six through twelve months	77,746	64,623	63,011
Over twelve months	132,346	88,251	98,448
Total	$315,245	$245,132	$268,791

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

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2016, 2015 and 2014, was approximately $29,435, $30,727 and $30,289, respectively.  Interest expense for the same periods was approximately $103, $186 and $181, respectively, resulting in an average rate paid of 0.35%, 0.36% and 0.72% for the years ended December 31, 2016, 2015, and 2014, respectively.  The following table summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)
	Maximum		Average		Weighted
	outstanding		interest rate		Average
	at any	Average	during the	Ending	interest rate
	month end	balance	year	Balance	at year end
Year ended December 31,
2016	$35,500	$29,435	0.35%	28,427	0.33%
2015	$40,198	$30,727	0.61%	$27,472	0.36%
2014	$34,681	$30,289	0.60%	$27,022	0.72%
(1) Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank advances, Federal Reserve Bank discount window or Federal Funds Purchased.  Included in Federal Funds Purchased are overnight deposits from correspondent banks.  We began accepting correspondent bank deposits (classified as Federal Funds Purchased) in September 2008 pursuant to the initiation of our new correspondent banking division.  At December 31, 2016 we had $261,986 overnight Federal Funds Purchased correspondent bank deposits.  During the year, these deposits had a daily average balance of approximately $211,687.  These accounts are included with other Federal Funds Purchased, Federal Home Loan Bank advances and other borrowings in the table below, which summarizes our other borrowings for the periods presented.  For additional information refer to Notes 12 and 13 in our “Notes to Consolidated Financial Statements.”

Schedule of short-term borrowing (1)
	Maximum		Average		Weighted
	outstanding		interest rate		Average
	at any	Average	during the	Ending	interest rate
	month end	balance	year	Balance	at year end
Year ended December 31,
2016	$277,982	$210,276	0.55%	$261,986	0.72%
2015	$225,250	$184,740	0.33%	$225,250	0.40%
2014	$151,992	$49,899	0.10%	$151,992	0.29%
(1) Consist of Federal Home Loan Bank advances and Federal Funds Purchased

Corporate debentures

We have formed and assumed through various acquisitions five statutory trust entities and the related corporate debentures as listed in the table below.  See Note 14 of our “Notes to Consolidated Financial Statements” for further information describing these securities.  Interest rates are adjusted on a quarterly basis as described below.  LIBOR, in the table below, means three-month LIBOR.

	Amount	Interest Rate	Maturity
CenterState Banks of Florida Statutory Trust I	$10,000	LIBOR + 3.05%	Sep. 2033
Valrico Capital Statutory Trust	$2,500	LIBOR + 2.70%	Sep. 2034
Federal Trust Statutory Trust I	$5,000	LIBOR + 2.95%	Sep. 2033
Gulfstream Bancshares Capital Trust II	$3,000	LIBOR + 1.70%	Mar. 2037
Homestead Statutory Trust I	$10,000	LIBOR + 1.65%	Oct. 2036

On January 22, 2016, the Company purchased, redeemed and terminated Gulfstream Bancshares Capital Trust II and recognized a gain on extinguishment of debt of approximately $308.  On March 1, 2016, we assumed $16,000 in corporate debentures from Hometown of which we partially redeemed and terminated $6,000.  These corporate debentures were assumed through acquisitions, and as a result, were carried at less than par value at the time of termination.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals.  At December 31, 2016, approximately 57% of total gross loans were adjustable rate.  Approximately 84% of our investment securities ($826,338 fair value) are invested in U.S. Government Agency mortgage backed securities.  Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month.  The duration (average life of expected cash flows) of our securities at December 31, 2016 was approximately 4.6 years.  Deposit liabilities, at that date, consisted of approximately $917,004 (22%) in NOW accounts, $1,263,479 (31%) in money market accounts and savings, $545,437 (13%) in time deposits and $1,426,624 (34%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments.  In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods.

RATE SENSITIVITY ANALYSIS
December 31, 2016
	0-1Yr	1-2Yrs	2-3Yrs	3-4Yrs	4-5Yrs	5Yrs+	Total
Interest earning assets
Fixed rate loans (1)	$130,505	$162,859	$160,071	$243,720	$197,702	$574,065	$1,468,922
Variable rate loans (1)	1,291,472	134,090	147,239	195,530	145,142	46,877	1,960,350
Investment securities (2)	1,051	440	350	3,008	1,910	998,444	1,005,203
Federal funds sold and other (3)	109,286	—	—	—	—	—	109,286
Other earning assets (4)	30,052	—	—	—	—	—	30,052
Total interest earning assets	$1,562,366	$297,389	$307,660	$442,258	$344,754	$1,619,386	$4,573,813
Interest bearing liabilities
NOW accounts	$917,004	$—	$—	$—	$—	$—	$917,004
Money market accounts	900,532	—	—	—	—	—	900,532
Savings accounts	362,947	—	—	—	—	—	362,947
Time deposits (5)	334,797	114,525	48,441	26,756	20,832	86	545,437
Repurchase agreements (6)	28,427	—	—	—	—	—	28,427
Federal funds purchased	261,986	—	—	—	—	—	261,986
Corporate debentures	30,500	—	—	—	—	—	30,500
Total interest bearing liabilities	$2,836,193	$114,525	$48,441	$26,756	$20,832	$86	$3,046,833
Interest sensitivity gap	(1,273,827)	182,864	259,219	415,502	323,922	1,619,300
Cumulative gap	(1,273,827)	(1,090,963)	(831,744)	(416,242)	(92,320)	1,526,980
Cumulative gap RSA/RSL (7)	0.55	0.63	0.72	0.86	0.97	1.50

(1)

Loans are shown at gross values and do not include $475 of net deferred origination fees and costs.  Estimated fair value of fixed loans and variable rate loans combined at December 31, 2016 is approximately $3,395,975.

(2)

Securities are shown at amortized cost.  Includes $842,024 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate.  Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis.  Estimated fair value of securities at December 31, 2016 is approximately $983,395.

(3)	Includes Federal Funds sold and interest bearing deposits at the Federal Reserve Bank.
(4)	Includes Federal Home Loan Bank stock and Federal Reserve Bank Stock.
(5)	Time deposits are shown at carrying value. Estimated fair value at December 31, 2016 is approximately $547,570.
(6)	Includes securities sold under agreements to repurchase. These are short-term borrowings, generally overnight, from our retail business customers.
(7)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time.  It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections.  However, in addition to static gap analysis, our Bank also uses simulation models to estimate the sensitivity of its net interest income to changes in interest rates.  Simulation is a better technique than gap analysis because variables are changed for the various rate conditions.  Each category’s interest change is calculated as rates move up and down.  In addition, the repayment speeds and repricing speeds are changed.  Rate Shock is a method for stress testing the net interest margin over the next 24 months under several rate change levels.  These levels span in 100bps increments up and down from the current interest rates.  In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level.  The interest is recalculated for each level along with the new average yield.  Net interest margin is then calculated and a margin risk profile is developed.  The result of these calculations, as of December 31, 2016 looking 24 months into the future, is summarized in the table below.

Change in	% Change in Projected Baseline
Interest Rates	Net interest Income
(in bps)	1-12 Months	13-24 months
+300 bps	+4.32%	+12.35%
+200 bps	+3.28%	+8.63%
+100 bps	+1.98%	+4.64%
-100 bps	-4.83%	-8.76%
-200 bps	-8.97%	-15.21%
-300 bps	-10.67%	-17.36%

These models are built on a multitude of assumptions and predictions.  The benefit we see is measuring our overall interest rate risk profile.  In general, it appears that if market interest rates increase, it suggests a benefit to our net interest income.  If market interest rates decrease, it suggests a negative effect on our net interest income.  We believe that our interest rate risk is manageable as of December 31, 2016.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis.  That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates.  Another way of analyzing our interest rate risk profile is looking at history.  The charts below measure the correlation between our NIM and market interest rates over a 16 year period starting at the beginning of 2000 and ending on December 31, 2016.  We used the one and ten year U.S. Treasury rates as surrogates for market interest rates.  This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time, as well as other significant environmental changes that may occur, such as the recent banking crisis.  However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive.  That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased.  In the following tables, the U.S. Treasury rates are measured by the vertical bars, and their scale is on the left hand side of the graph.  Each bar represents a quarterly average.  Our NIM is represented by the line graph and its scale is on the right hand side of the graph.  The line graph is connecting a series of dots, which represents our NIM for a given quarter.

Net Interest Margin vs. U.S. Treasury Rates(1)

(4)	US Treasury rates obtained from Statistical Releases and Historical Data as provided by the Federal Reserve Bank.

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

	December 31, 2016
			Due	Due
			over one	over three
		Due in	year and	years and	Due
		one year	less than	less than	over five
	Total	or less	three years	five years	Years
Contractual commitments:
Deposit maturities	$4,152,544	$3,941,904	$162,966	$47,674	$—
Securities sold under agreements to repurchase	28,427	28,427	—	—	—
Corporate debenture	25,958	—	—	—	25,958
Federal funds purchased	261,986	261,986	—	—	—
Deferred compensation	28,553	12,594	821	1,000	14,138
Operating lease obligations	16,089	3,156	5,036	2,573	5,324
Total	$4,513,557	$4,248,067	$168,823	$51,247	$45,420

Primary Sources and Uses of Funds

Our primary sources and uses of funds during the year ended December 31, 2016 are summarized in the table below.

Sale of investments	$142,104
Net cash from acquisitions	41,885
Net increase in federal funds purchased	61,736
Mortgage backed securities pay-downs	168,222
Proceeds from the sale of OREO	18,008
Proceeds from maturities of securities	615
Proceeds from sale of bank property held for sale	4,340
Cash received from FDIC loss share agreements	5,482
Proceeds from calls of securities	68,650
Net cash from operations	36,595
Net increase in deposits	232,467
Proceeds from stock options exercised	1,769
Net increase repurchase agreements	411
Net increase in payable to shareholders for acquisitions	38
Total sources of funds	$782,322

Purchases of investments	$379,975
Increase in loans, net	287,751
Net decrease in other borrowings	57,418
Extingquishment of debt	8,680
Net increase in cash and cash equivalents	23,172
Purchase of bank owned life insurance	10,000
Purchase equipment	6,683
Cash dividends paid on common stock	7,681
Stock repurchase	962
Total uses of funds	$782,322
Capital Resources

Total stockholders’ equity at December 31, 2016 was $552,457, or 11% of total assets compared to $490,514, or 12 % of total assets at December 31, 2015.  The $61,943 increase was the result of the following items:  net income of $42,341, plus $6,392 stock based compensation, plus $31,865 stock issued pursuant to the acquisition of Community, less $10,012 net change in unrealized losses in securities available for sale, less $962 in stock repurchases and less $7,681 cash dividends paid on our common stock.

The bank regulatory agencies have established risk-based capital requirements for banks.  These requirements are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories.  Banks are also required to systematically maintain capital against such “off- balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit.  These requirements are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital.  Our subsidiary Bank’s objective is to maintain its current status as a “well-capitalized institution” as that term is defined by its regulators.

Under the terms of the capital rules, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets.  All banks are required to maintain a minimum common equity tier 1 or CET1 ratio of total common equity capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a total risk-based capital ratio of 8%, and a minimum ratio of Tier 1 capital to average assets of 4% (“leverage ratio”).  In addition, the rules require a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (CET1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in over a four year period starting on January 1, 2016 and was 0.625% in 2016 and 1.25% as of January 1, 2017.  When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5% or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.  Adherence to these guidelines has not had an adverse impact on our Company.

Selected consolidated capital ratios at December 31, 2016, and 2015 were as follows:

	Actual		For capital adequacy purposes		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of December 31, 2016:
Total capital (to risk weighted assets)	$479,966	12.5%	$306,281	8.0%	$173,685
Tier 1 capital (to risk weighted assets)	$452,925	11.8%	$229,711	6.0%	$223,214
Common equity Tier 1 (to risk weighted assets)	$431,546	11.3%	$172,283	4.5%	$259,263
Tier 1 capital (to average assets)	$452,925	9.1%	$198,891	4.0%	$254,034

As of December 31, 2015:
Total capital (to risk weighted assets)	$438,748	15.8%	$222,322	8.0%	$216,426
Tier 1 capital (to risk weighted assets)	$416,484	15.0%	$166,742	6.0%	$249,743
Common equity Tier 1 (to risk weighted assets)	$399,876	14.4%	$125,056	4.5%	$274,820
Tier 1 capital (to average assets)	$416,484	10.5%	$158,206	4.0%	$258,278

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

Our correspondent and capital markets division arranges interest rate swaps between client financial institutions for a fee.  Our subsidiary bank also enters into interest rate swaps with certain commercial loan clients.  Under these arrangements, the Company enters into a fixed rate loan with a client in addition to a swap agreement.  The swap agreement effectively converts the client’s fixed rate loan into a variable rate loan.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  For additional information on these derivatives refer to Note 27 in our “Notes to Consolidated Financial Statements.”

Accounting Pronouncements

Refer to Note 1(ai) in our “Notes to Consolidated Financial Statements” for a discussion on the effects of new accounting pronouncements.

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

The financial statements of our Company as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 are set forth in this Form 10-K beginning at page 67.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.
(a)

Evaluation of disclosure controls and procedures.  As of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures and there have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

(b)

Management’s report on internal control over financial reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations in 2013, also referred to as the Treadway Commission.  Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents.  The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter.  The information contained under the sections captioned “Directors” and “Senior Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Nominating Committee,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2017, to be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

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

3.7	-	Amended and Restated Bylaws (filed herewith)

4.1	-	Specimen Stock Certificate of CenterState Banks, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	CenterState Banks, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.3	-	Form of CenterState Banks, Inc. Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*

10.4	-	CenterState Banks, Inc. 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*

10.5	-

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

10.11	-	CenterState Banks, Inc. 2013 Equity Incentive Plan, as amended September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated November 3, 2015)*

10.12	-	Employment Agreement between the Company and Daniel E. Bockhorst, its Chief Risk Officer (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 22, 2014.)*

10.13	-	Employment Agreement between the Company and Jennifer I. Idell, its Chief Financial Officer (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated May 2,2016.)*

10.14	-	Amendment to Employment Agreement between the Company and Ernest S. Pinner, its Executive Chairman of the Board, (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 22, 2016)*

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Banks, Inc.

23.1	-	Consent of Crowe Horwath LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CenterState Banks, Inc.

Winter Haven, Florida

We have audited the accompanying consolidated balance sheets of CenterState Banks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited CenterState Banks, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CenterState Banks, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterState Banks, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida

March 2, 2017

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(in thousands of dollars, except per share data)

ASSETS	2016	2015
Cash and due from banks	$66,368	$50,902
Federal funds sold and Federal Reserve Bank deposits	109,286	101,580
Cash and cash equivalents	175,654	152,482
Trading securities, at fair value	12,383	2,107
Investment securities available for sale, at fair value	740,702	604,739
Investment securities held to maturity (fair value of $242,693 and $273,983
at December 31, 2016 and December 31, 2015, respectively)	250,543	272,840
Loans held for sale	2,285	1,529

Loans, excluding purchased credit impaired	3,243,823	2,383,248
Purchased credit impaired loans	185,924	210,528
Allowance for loan losses	(27,041)	(22,264)
Net Loans	3,402,706	2,571,512

Bank premises and equipment, net	114,815	101,821
Accrued interest receivable	12,112	10,286
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,669	14,041
Goodwill	106,028	76,739
Core deposit intangible, net	15,510	12,164
Trust intangible, net	699	837
Bank owned life insurance	98,424	85,890
Other repossessed real estate owned	7,090	11,196
FDIC indemnification asset	—	25,795
Deferred income tax asset, net	63,208	46,220
Bank property held for sale	8,599	1,665
Interest rate swap derivatives (asset), at fair value	31,817	18,619
Prepaid expense and other assets	18,315	12,235
TOTAL ASSETS	$5,078,559	$4,022,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Interest bearing	$2,725,920	$2,082,040
Non-interest bearing	1,426,624	1,133,138
Total deposits	4,152,544	3,215,178

Securities sold under agreement to repurchase	28,427	27,472
Federal funds purchased	261,986	200,250
Other borrowed funds	—	25,000
Corporate debentures	25,958	24,093
Accrued interest payable	851	218
Interest rate swap derivatives (liability), at fair value	32,691	19,822
Payables and accrued expenses	23,645	20,170
Total liabilities	4,526,102	3,532,203

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 48,146,981 and 45,459,195 shares issued and outstanding
at December 31, 2016 and December 31, 2015, respectively	482	455
Additional paid-in capital	430,459	393,191
Retained earnings	130,090	95,430
Accumulated other comprehensive (loss) income	(8,574)	1,438
Total stockholders' equity	552,457	490,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,078,559	$4,022,717

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2016, 2015 and 2014

(in thousands of dollars, except per share data)

	2016	2015	2014
Interest income:
Loans	$163,625	$141,696	$121,262
Investment securities available for sale:
Taxable	18,920	16,460	13,991
Tax-exempt	3,909	2,641	1,435
Federal funds sold and other	2,211	1,523	1,539
	188,665	162,320	138,227
Interest expense:
Deposits	6,934	5,506	6,182
Securities sold under agreement to repurchase	103	186	181
Federal funds purchased	1,137	622	51
Federal Home Loan Bank advances and other borrowings	17	4	-
Corporate debentures	1,149	968	942
	9,340	7,286	7,356
Net interest income	179,325	155,034	130,871
Provision for loan losses	4,962	4,493	826
Net interest income after loan loss provision	174,363	150,541	130,045
Non interest income:
Correspondent banking capital markets revenue	28,817	23,225	16,400
Other correspondent banking related revenue	4,868	4,338	3,753
Service charges on deposit accounts	13,564	9,745	9,542
Debit, prepaid, ATM and merchant card related fees	8,254	6,913	6,250
Wealth management related revenue	3,237	3,813	4,239
FDIC indemnification income	96	1,686	2,982
FDIC indemnification asset amortization	(1,166)	(16,563)	(20,743)
Bank owned life insurance income	2,534	2,346	1,767
Other non interest income	4,152	1,943	1,990
Net gain on sale of securities available for sale	13	4	46
Total other income	64,369	37,450	26,226

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2016, 2015 and 2014

(in thousands of dollars, except per share data)

	2016	2015	2014
Non interest expense:
Salaries, wages and employee benefits	90,881	77,398	70,375
Occupancy expense	9,805	9,957	10,163
Depreciation of premises and equipment	6,373	5,716	6,066
Supplies, stationary and printing	1,340	1,436	1,319
Marketing expenses	3,125	2,317	2,731
Data processing expense	6,867	4,679	5,484
Legal, audit and other professional fees	3,657	2,954	4,066
Core deposit intangible ("CDI") amortization	2,936	2,390	2,110
Postage and delivery	1,684	1,389	1,413
ATM and debit card related expenses	2,850	1,893	1,892
Bank regulatory expenses	3,420	3,173	3,209
Gain on sale of repossessed real estate (“OREO”)	(1,528)	(1,253)	(788)
Valuation write down of repossessed real estate (“OREO”)	871	1,207	3,250
Loss on repossessed assets other than real estate	46	7	45
Foreclosure related expenses	2,392	2,334	2,775
Merger and acquisition related expenses	11,444	693	11,542
Branch closure and efficiency initiatives	1,150	—	2,764
Loss on termination of FDIC loss share agreements	17,560	—	—
Other expenses	9,608	9,792	7,765
Total other expenses	174,481	126,082	136,181

Income before provision for income taxes	64,251	61,909	20,090
Provision for income taxes	21,910	22,571	7,126
Net income	$42,341	$39,338	$12,964

Other comprehensive (loss) income, net of tax:
Unrealized securities holding (loss) gain, net of income taxes	$(10,004)	$(2,613)	$8,565
Less: reclassified adjustments for gain included in net income, net of income taxes, of $5, $2 and $18, respectively	(8)	(2)	(28)
Net unrealized (loss) gain on available for sale securities, net of income taxes	(10,012)	(2,615)	8,537

Total comprehensive income	$32,329	$36,723	$21,501

Earnings per share:
Basic	$0.89	$0.87	$0.32
Diluted	$0.88	$0.85	$0.31
Common shares used in the calculation of earnings per share:
Basic (1)	47,409,142	45,182,224	40,852,002
Diluted (1)	48,191,523	45,788,632	41,235,552
(1)	Excludes participating securities.

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2016 2015, and 2014

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2014	30,112,475	$301	$229,544	$48,018	$(4,484)	$273,379
Comprehensive income:
Net income				12,964		12,964
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $5,361					8,537	8,537
Total comprehensive income						21,501
Dividends paid - common ($0.04 per share)				(1,709)		(1,709)
Stock grants issued	305,730	3	678			681
Stock based compensation expense			238			238
Stock options exercised, including tax benefit	233,762	2	982			984
Stock issued pursuant to Gulfstream acquisition	5,195,541	52	53,098			53,150
Stock options acquired and converted pursuant to Gulfstream acquisition			3,617			3,617
Stock issued pursuant to First Southern acquisition	9,476,045	95	100,541			100,636
Balances at December 31, 2014	45,323,553	$453	$388,698	$59,273	$4,053	$452,477
Comprehensive income:
Net income				39,338		39,338
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $1,642					(2,615)	(2,615)
Total comprehensive income						36,723
Dividends paid - common ($0.07 per share)				(3,181)		(3,181)
Stock grants issued	73,821	1	1,361			1,362
Stock based compensation expense			3,365			3,365
Stock options exercised, including tax benefit	142,476	2	782			784
Stock repurchase	(80,655)	(1)	(1,015)			(1,016)
Balances at December 31, 2015	45,459,195	$455	$393,191	$95,430	$1,438	$490,514
Comprehensive income:
Net income				42,341		42,341
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $6,288					(10,012)	(10,012)
Total comprehensive income						32,329
Dividends paid - common ($0.16 per share)				(7,681)		(7,681)
Stock grants issued	232,489	2	198			200
Stock based compensation expense			4,423			4,423
Stock options exercised, including tax benefit	229,583	3	1,766			1,769
Stock issued pursuant to Community Bank acquisition	2,276,042	23	31,842			31,865
Stock repurchase	(50,328)	(1)	(961)			(962)
Balances at December 31, 2016	48,146,981	$482	$430,459	$130,090	$(8,574)	$552,457

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

(in thousands of dollars)

	2016	2015	2014
Cash flows from operating activities:
Net income	$42,341	$39,338	$12,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,962	4,493	826
Depreciation of premises and equipment	6,373	5,716	6,066
Accretion of purchase accounting adjustments	(37,972)	(42,852)	(36,198)
Net amortization of investment securities	11,509	9,047	6,397
Net deferred loan origination fees	(398)	(295)	(525)
Net gain on sale of securities available for sale	(13)	(4)	(46)
Trading securities revenue	(519)	(403)	(169)
Purchases of trading securities	(186,150)	(147,693)	(171,089)
Proceeds from sale of trading securities	176,393	149,409	167,838
Repossessed real estate owned valuation write down	871	1,207	3,250
Gain on sale of repossessed real estate owned	(1,528)	(1,253)	(788)
Repossessed assets other than real estate valuation write down	15	7	32
Loss on sale of repossessed assets other than real estate	31	—	13
Gain on extinguishment of debt	(308)	—	—
Gain on sale of small business administration loans	(150)	—	—
Small business administration loans originated for sale	(2,672)	—	—
Proceeds from sale of small business administration loans	2,822	—	—
Gain on sale of residential loans held for sale	(833)	(566)	(511)
Loans originated and held for sale	(39,748)	(29,930)	(26,056)
Proceeds from sale of loans held for sale	40,557	30,218	26,573
Loss (gain) on disposal of and or sale of fixed assets	1	19	(19)
Gain on disposal of bank property held for sale	(797)	(41)	(174)
Impairment on bank property held for sale	1,150	772	2,256
Deferred income taxes	3,647	5,012	1,733
Stock based compensation expense	4,423	3,283	1,577
Bank owned life insurance income	(2,534)	(2,346)	(1,767)
FDIC indemnification asset amortization	1,166	16,563	20,743
Loss from termination of FDIC loss share agreements	17,560	—	—
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(3,585)	2,447	(8,079)
Net change in accrued interest payable, accrued expense, and other liabilities	131	855	(3,470)
Net cash provided by operating activities	36,745	43,003	1,377

(Continued)

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

(in thousands of dollars)

	2016	2015	2014
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	(10,054)	—	—
Purchases of mortgage backed securities	(294,209)	(215,262)	(195,943)
Proceeds from maturities of investment securities	615	—	—
Proceeds from called investment securities	10,890	5,905	2,050
Proceeds from pay-downs of mortgage backed securities	130,773	94,258	82,929
Proceeds from sales of investment securities	79,657	—	62,111
Proceeds from sales of mortgage backed securities	62,418	16,305	261,426
Held to maturity securities:
Purchases of investment securities	(71,316)	(93,263)	(75,654)
Purchases of mortgage backed securities	(3,730)	(30,776)	(162,377)
Proceeds from called investment securities	57,760	51,925	—
Proceeds from pay-downs of mortgage backed securities	37,449	34,849	581
Purchases of FRB and FHLB stock	(666)	(30)	(3,580)
Proceeds from sales of FHLB and FRB stock	29	208	4,011
Net (increase) decrease in loans	(287,901)	(135,984)	24,191
Cash received from FDIC loss sharing agreements	5,482	4,662	10,014
Purchase of bank owned life insurance	(10,000)	—	(25,000)
Purchases of premises and equipment, net	(6,683)	(7,147)	(1,987)
Proceeds from sale of repossessed real estate	18,008	31,941	36,995
Proceeds from sale of fixed assets	—	389	19
Proceeds from sale of bank property held for sale	4,340	1,518	10,783
Net cash from bank acquisitions	41,885	12,537	130,494
Net cash (used in) / provided by investing activities	(235,253)	(227,965)	161,063
Cash flows from financing activities:
Net increase (decrease) in deposits	232,467	109,202	(125,063)
Sale of deposits	—	—	(169,748)
Net increase (decrease) in securities sold under agreement to repurchase	411	450	(1,011)
Net increase in federal funds purchased	61,736	48,258	122,083
Net (decrease) increase in other borrowings	(57,418)	25,000	(5,708)
Extinguishment of debt	(8,680)	—	—
Net increase (decrease) in payable to shareholders for acquisitions	38	(466)	1,256
Stock options exercised, including tax benefit	1,769	784	984
Stock repurchased	(962)	(1,016)	—
Dividends paid	(7,681)	(3,181)	(1,709)
Net cash provided by / (used in) financing activities	221,680	179,031	(178,916)

Net increase (decrease) in cash and cash equivalents	23,172	(5,931)	(16,476)
Cash and cash equivalents, beginning of period	152,482	158,413	174,889
Cash and cash equivalents, end of period	$175,654	$152,482	$158,413

Transfer of loans to other real estate owned	$7,959	$14,791	$16,359
Transfers of bank property to held for sale	$4,936	$1,239	$4,647

Cash paid during the period for:
Interest	$8,920	$8,255	$8,543
Income taxes	$20,519	$14,602	$8,447

See accompanying notes to the consolidated financial statements

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

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

At December 31, 2016, the Company, through its subsidiary bank, operates through 67 full service banking locations in 23 counties throughout Central, Northeast and Southeast Florida, providing traditional deposit and lending products and services to its commercial and retail customers.  The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans.  Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.  The Company also provides correspondent banking and capital markets services to approximately 600 community banks nationwide.

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

December 31, 2016, 2015 and 2014

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

A loan is considered a troubled debt restructured loan based on individual facts and circumstances. A modification may include either an increase or reduction in interest rate or deferral of principal payments or both.   Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. The Company classifies troubled debt restructured loans as impaired and evaluates the need for an allowance for loan losses on a loan-by-loan basis. An allowance for loan losses is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Loans retain their accruing or non-accruing status at the time of modification.

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

December 31, 2016, 2015 and 2014

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

December 31, 2016, 2015 and 2014

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

December 31, 2016, 2015 and 2014

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

The Company evaluates the loans acquired from the Gulfstream acquisition that were not PCI loans as a sixth loan portfolio segment.  The Company considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, historical loss rates, environmental factors and impaired loans in arriving at its estimate.   The general loan loss allowance recorded for these performing loans acquired from Gulfstream is allocated between the five portfolio segments described above in Note 4.

The Company evaluates the loans acquired from the First Southern acquisition that were not PCI loans as a seventh loan portfolio segment.  The Company considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, historical loss rates, environmental factors, impaired loans and those loans that were covered by FDIC loss share agreements and those loans guaranteed by the California State University System in arriving at its estimate.   The general loan loss allowance recorded for these performing loans acquired from First Southern is allocated between the five portfolio segments described above in Note 4.

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

December 31, 2016, 2015 and 2014

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

The FDIC Indemnification Asset represented the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisitions of the three failed banks acquired in 2010, two in 2012 and assumed two additional pursuant to the Company’s 2014 acquisition of First Southern. At acquisition, the FDIC Indemnification Asset represented the discounted value of the FDIC’s reimbursed portion of the estimated losses the Company expects to realize on the loans and other real estate (“Covered Assets”) acquired as a result of the acquisitions. The range of discount rates used on the FDIC Indemnification Asset was 1.21% to 4.53%.  As losses were realized on Covered Assets, the portion that the FDIC

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

paid the Company in cash for principal and up to 90 days of interest reduced the FDIC Indemnification Asset.  On a quarterly basis, the Company evaluated the FDIC Indemnification Asset to determine if the estimated losses on Covered Assets supported the amount recorded as the FDIC Indemnification Asset.  Income accretion was recognized during the loss share period. If the expectation of future losses declined, the income accretion was reduced prospectively over the lesser of the term of the loss share agreement and the estimated remaining life of the Covered Asset.  On February 3, 2016, the FDIC bought out the remaining FDIC loss share agreements.  As such, the FDIC indemnification asset was written-off effectively accelerating all future FDIC indemnification asset amortization expense as well as ending any future FDIC indemnification income.

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

December 31, 2016, 2015 and 2014

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

(ai)	Effect of new pronouncements

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

December 31, 2016, 2015 and 2014

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

In September 2015, the FASB issued an update (ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments). This update applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update became effective for interim and annual periods beginning after December 15, 2015 and did not have a material impact on the Company’s Consolidated Financial Statements.

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

December 31, 2016, 2015 and 2014

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

In March 2016, the FASB issued ASU No. 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments of this ASU narrowly address breakage, which is the monetary amount of the card that ultimately is not redeemed by the cardholder for prepaid stored-value products that are redeemable for monetary values of goods or services but may also be redeemable for cash. Examples of prepaid stored-value products included in this amendment are prepaid gift cards issued by specific payment networks and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler’s checks. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The adoption of this standard is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(2)	Trading Securities

Realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income.  Securities purchased for this portfolio have primarily been municipal securities.

A list of the activity in this portfolio for 2016 and 2015 is summarized below.

	2016	2015
Beginning balance	$2,107	$3,420
Purchases	186,150	147,693
Proceeds from sales	(176,393)	(149,409)
Net realized gain on sales	323	379
Mark-to- market adjustment	196	24
Ending balance	$12,383	$2,107

(3)	Investment Securities

Available for Sale

All of the mortgage backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs.

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,000	$1	$—	$1,001
Obligations of U.S. government sponsored entities and agencies	10,027	—	726	9,301
Mortgage backed securities	721,657	1,795	15,495	707,957
Municipal securities	21,976	505	38	22,443
Total available-for-sale	$754,660	$2,301	$16,259	$740,702

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,002	$—	$2	$1,000
Mortgage backed securities	567,264	4,102	2,914	568,452
Municipal securities	34,131	1,156	—	35,287
Total available-for-sale	$602,397	$5,258	$2,916	$604,739

Sales of available for sale securities were as follows:

	2016	2015	2014
Proceeds	$142,075	$16,305	$323,537
Gross gains	$13	$303	$1,175
Gross losses	$—	$299	$1,129

The tax provisions related to these net realized gains were $5, $2 and $18, respectively.

Available for sale securities pledged at December 31, 2016 and 2015 had a carrying amount (estimated fair value) of $220,560 and $195,753, respectively.  These securities were pledged primarily to secure public deposits and repurchase agreements.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

At year-end 2016 and 2015, there were no holdings of available for sale securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of available for sale securities at year end 2016 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due in one year or less	$1,001	$1,000
Due after one year through five years	4,350	4,194
Due after five years through ten years	6,881	6,810
Due after ten years through thirty years	20,513	20,999
Mortgage backed securities	707,957	721,657
Total available-for-sale	$740,702	$754,660

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015.

	December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,301	$726	$—	$—	$9,301	$726
Mortgage backed securities	591,064	13,941	31,121	1,554	622,185	15,495
Municipal securities	2,081	38	—	—	2,081	38

Total temporarily impaired available-for-sale securities	$602,446	$14,705	$31,121	$1,554	$633,567	$16,259

	December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,000	$2	$—	$—	$1,000	$2
Mortgage backed securities	282,299	1,599	32,892	1,315	315,191	2,914

Total temporarily impaired available-for-sale securities	$283,299	$1,601	$32,892	$1,315	$316,191	$2,916

Mortgage-backed securities:  At December 31, 2016, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

Held to Maturity

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of December 31, 2016 and 2015.

	December 31, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$120,367	$—	$1,986	$118,381
Municipal securities	130,176	434	6,298	124,312
Total held to maturity	$250,543	$434	$8,284	$242,693

	December 31, 2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. government sponsored entities and agencies	$57,610	$141	$23	$57,728
Mortgage backed securities	155,942	71	601	155,412
Municipal securities	59,288	1,566	11	60,843
Total held to maturity	$272,840	$1,778	$635	$273,983

Held to maturity securities pledged at December 31, 2016 and 2015 had a carrying amount of $27,757 and $48,246.  These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2016 and 2015, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of held to maturity securities at year end 2016 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Investment securities held to maturity	Fair Value	Cost
Due after five years through ten years	$531	$536
Due after ten years through thirty years	123,781	129,640
Mortgage backed securities	118,381	120,367
Total held-to-maturity	$242,693	$250,543

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

The following tables show the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at December 31, 2016 and 2015.

	December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$118,381	$1,986	$—	$—	$118,381	$1,986
Municipal securities	95,552	6,298	—	—	95,552	6,298

Total temporarily impaired available-for-sale securities	$213,933	$8,284	$—	$—	$213,933	$8,284

	December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,958	$23	$—	$—	$9,958	$23
Mortgage backed securities	119,546	601	—	—	119,546	601
Municipal securities	1,735	11	—	—	1,735	11

Total temporarily impaired available-for-sale securities	$131,239	$635	$—	$—	$131,239	$635

Mortgage-backed securities:  At December 31, 2016, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(4)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2016 and 2015 are:

	December 31, 2016	December 31, 2015
Loans excluding PCI loans
Real estate loans
Residential	$816,304	$647,496
Commercial	1,755,922	1,254,782
Land, development and construction	142,044	105,276
Total real estate	2,714,270	2,007,554
Commercial	439,540	307,321
Consumer and other loans	89,538	67,500
Loans before unearned fees and deferred cost	3,243,348	2,382,375
Net unearned fees and costs	475	873
Total loans excluding PCI loans	3,243,823	2,383,248
PCI loans (note 1)
Real estate loans
Residential	72,179	86,104
Commercial	99,566	105,629
Land, development and construction	9,944	15,548
Total real estate	181,689	207,281
Commercial	3,825	2,771
Consumer and other loans	410	476
Total PCI loans	185,924	210,528
Total loans	3,429,747	2,593,776
Allowance for loan losses for loans that are not PCI loans	(26,569)	(22,143)
Allowance for loan losses for PCI loans	(472)	(121)
Total loans, net of allowance for loan losses	$3,402,706	$2,571,512

note 1:  Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

Changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014, are below.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:

Twelve months ended December 31, 2016
Beginning of the period	$6,015	$10,559	$936	$3,212	$1,421	$22,143
Charge-offs	(290)	(1,190)	(232)	(186)	(849)	(2,747)
Recoveries	1,220	625	269	325	189	2,628
Provision for loan losses	(1,305)	4,719	(90)	434	787	4,545
Balance at end of period	$5,640	$14,713	$883	$3,785	$1,548	$26,569

Twelve months ended December 31, 2015
Beginning of the period	$6,743	$8,269	$752	$2,330	$1,290	$19,384
Charge-offs	(1,283)	(173)	(461)	(1,121)	(853)	(3,891)
Recoveries	901	485	5	344	156	1,891
Provision for loan losses	(346)	1,978	640	1,659	828	4,759
Balance at end of period	$6,015	$10,559	$936	$3,212	$1,421	$22,143

Twelve months ended December 31, 2014
Beginning of the period	$8,785	$6,441	$3,069	$510	$889	$19,694
Charge-offs	(1,382)	(353)	(124)	(699)	(879)	(3,437)
Recoveries	1,018	763	106	85	184	2,156
Provision for loan losses	(1,678)	1,418	(2,299)	2,434	1,096	971
Balance at end of period	$6,743	$8,269	$752	$2,330	$1,290	$19,384

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:

Twelve months ended December 31, 2016
Beginning of the period	$—	$103	$1	$3	$14	$121
Charge-offs	—	—	(66)	—	—	(66)
Recoveries	—	—	—	—	—	—
Provision for loan losses	54	(11)	377	(3)	—	417
Balance at end of period	$54	$92	$312	$—	$14	$472

Twelve months ended December 31, 2015
Beginning of the period	$—	$372	$6	$136	$—	$514
Charge-offs	—	(77)	—	—	(50)	(127)
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(192)	(5)	(133)	64	(266)
Balance at end of period	$—	$103	$1	$3	$14	$121

Twelve months ended December 31, 2014
Beginning of the period	$—	$138	$89	$533	$—	$760
Charge-offs	—	—	—	(101)	—	(101)
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	234	(83)	(296)	—	(145)
Balance at end of period	$—	$372	$6	$136	$—	$514

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015.  Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of December 31, 2016	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$653	$—	$10	$7	$25	$695
Collectively evaluated for impairment	4,987	14,713	873	3,778	1,523	25,874
Purchased credit impaired	54	92	312	-	14	472
Total ending allowance balance	$5,694	$14,805	$1,195	$3,785	$1,562	$27,041

Loans:
Individually evaluated for impairment	$8,237	$9,017	$1,059	$1,710	$230	$20,253
Collectively evaluated for impairment	808,067	1,746,905	140,985	437,830	89,308	3,223,095
Purchased credit impaired	72,179	99,566	9,944	3,825	410	185,924
Total ending loan balances	$888,483	$1,855,488	$151,988	$443,365	$89,948	$3,429,272

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

	Real Estate Loans
As of December 31, 2015	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$402	$478	$164	$7	$29	$1,080
Collectively evaluated for impairment	5,613	10,081	772	3,205	1,392	21,063
Purchased credit impaired	—	103	1	3	14	121
Total ending allowance balance	$6,015	$10,662	$937	$3,215	$1,435	$22,264

Loans:
Individually evaluated for impairment	$8,096	$11,482	$2,267	$1,057	$273	$23,175
Collectively evaluated for impairment	639,400	1,243,300	103,009	306,264	67,227	2,359,200
Purchased credit impaired	86,104	105,629	15,548	2,771	476	210,528
Total ending loan balance	$733,600	$1,360,411	$120,824	$310,092	$67,976	$2,592,903

Loans collectively evaluated for impairment reported at December 31, 2016 include loans acquired from First Southern on June 1, 2014 and from Gulfstream on January 17, 2014 that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date.  The aggregate fair value adjustment for these loans at their respective acquisition dates was approximately $17,761, or approximately 2.1% of the aggregate acquisition date balances.  The amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  The aggregate unamortized acquisition date fair value adjustment was approximately $6,473 and $9,354, which represents approximately 1.29% and 1.59% of the remaining outstanding balance of these acquired loans at December 31, 2016 and 2015, respectively.  Management has also estimated probable incurred losses based on performance since the respective acquisition dates, and based on these estimates, has included $2,230 in the Company’s general loan allowance with respect to these acquired loans.

Loans collectively evaluated for impairment reported at December 31, 2016 also include loans acquired from Community Bank of South Florida, Inc. (“Community”) and Hometown of Homestead Banking Company (“Hometown”) on March 1, 2016.  The acquired loans were recorded at estimated fair value at acquisition; therefore, no allowance for loan losses was recorded for these loans at December 31, 2016.

The following is a summary of information regarding impaired loans at December 31, 2016 and 2015:

	December 31,
	2016	2015
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$11,030	$10,254
Nonperforming TDRs (these are included in NPLs)	2,075	4,873
Total TDRs (these are included in impaired loans)	13,105	15,127
Impaired loans that are not TDRs	7,148	8,048
Total impaired loans	$20,253	$23,175

Troubled Debt Restructurings:

In certain circumstances it may be beneficial to modify or restructure the terms of a loan (i.e. troubled debt restructure or “TDR”) and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When the Company modifies the terms of a loan, it usually either reduces the monthly payment and/or interest rate for generally twelve to twenty-four months.  The Company has not forgiven any material principal amounts on any loan modifications to date.  The Company has $13,105 of TDRs.  Of this amount $11,030 are performing pursuant to their modified terms, and $2,075 are not performing and have been placed on non-accrual status and included in our nonperforming loans (“NPLs”).

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

TDRs as of December 31, 2016 and 2015 quantified by loan type classified separately as accrual (performing loans) and non-accrual (nonperforming loans) are presented in the table below.

As of December 31, 2016	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,358	$879	$8,237
Commercial	2,442	1,082	3,524
Land, development, construction	281	84	365
Total real estate loans	10,081	2,045	12,126
Commercial	749	—	749
Consumer and other	200	30	230
Total TDRs	$11,030	$2,075	$13,105

As of December 31, 2015	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$5,987	$2,108	$8,095
Commercial	2,458	2,558	5,016
Land, development, construction	593	93	686
Total real estate loans	9,038	4,759	13,797
Commercial	991	66	1,057
Consumer and other	225	48	273
Total TDRs	$10,254	$4,873	$15,127

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  The Company’s policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.  The Company recorded a provision for loan loss expense of $454, $350 and $422 and partial charge offs of $209, $272 and $251 on TDR loans during the periods ending December 31, 2016, 2015 and 2014, respectively.

Loans are modified to minimize loan losses when management believes the modification will improve the borrower’s financial condition and ability to repay the loan.  The Company typically does not forgive principal.  The Company generally either reduces interest rates or decreases monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  The Company may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and management tries to accommodate the borrower and minimize the Company’s potential losses.  Approximately 84% of the Company’s TDRs are current pursuant to their modified terms, and $2,075, or approximately 16% of the Company’s total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the twelve month periods ending December 31, 2016, 2015 and 2014 were $4,079, $4,442 and $3,518.  The Company recorded a loan loss provision of $229, $221 and $200 for loans modified during the twelve month periods ending December 31, 2016, 2015 and 2014.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2016, 2015 and 2014.

	Year Ending		Year Ending		Year Ending
	December 31, 2016		December 31, 2015		December 31, 2014
	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment	of loans	investment
Residential	2	$167	3	$588	1	$188
Commercial real estate	2	936	3	1,341	5	747
Land, development, construction	—	—	—	—	2	241
Commercial and Industrial	—	—	1	66	—	—
Consumer and other	—	—	—	—	2	36
Total	4	$1,103	7	1,995	10	$1,212

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

The Company recorded $76, $152 and $97 in provision for loan loss expense and $77, $153 and $65 in partial charge offs on TDR loans that subsequently defaulted as described above during the years ending December 31, 2016, 2015 and 2014, respectively.

The Company has allocated $695 and $720 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and 2015.   The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2016 and 2015 excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.  The recorded investment is less than the unpaid principal balance primarily due to partial charge-offs.

As of December 31, 2016	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$3,950	$3,847	$—
Commercial real estate	10,288	9,017	—
Land, development, construction	1,064	874	—
Commercial and industrial	1,493	1,448	—
Consumer, other	87	83	—

With an allowance recorded:
Residential real estate	4,592	4,390	653
Commercial real estate	—	—	—
Land, development, construction	212	185	10
Commercial and industrial	263	262	7
Consumer, other	165	147	25
Total	$22,114	$20,253	$695

As of December 31, 2015	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$5,784	$5,465	$—
Commercial real estate	9,595	9,202	—
Land, development, construction	1,869	1,229	—
Commercial and industrial	585	577	—
Consumer, other	109	103	—

With an allowance recorded:
Residential real estate	2,682	2,631	402
Commercial real estate	2,538	2,280	478
Land, development, construction	1,065	1,038	164
Commercial and industrial	484	480	7
Consumer, other	179	170	29
Total	$24,890	$23,175	$1,080

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

December 31, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,384	$257	$—
Commercial	11,696	131	—
Land, development, construction	1,503	24	—
Total real estate loans	21,583	412	—

Commercial and industrial	1,808	44	—
Consumer and other loans	253	11	—
Total	$23,644	$467	$—

December 31, 2015	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,623	$241	$—
Commercial	10,874	259	—
Land, development, construction	1,998	31	—
Total real estate loans	21,495	531	—

Commercial and industrial	946	39	—
Consumer and other loans	329	14	—
Total	$22,770	$584	$—

December 31, 2014	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$9,584	$318	$—
Commercial	12,282	145	—
Land, development, construction	2,138	37	—
Total real estate loans	24,004	500	—

Commercial and industrial	2,001	67	—
Consumer and other loans	296	12	—
Total	$26,301	$579	$—

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and 2015 excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

As of December 31, 2016	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,068	$—
Commercial real estate	9,116	—
Land, development, construction	1,060	—
Commercial	1,421	—
Consumer, other	338	—
Total	$19,003	$—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

As of December 31, 2015	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,540	$—
Commercial real estate	9,145	—
Land, development, construction	1,608	—
Commercial	187	—
Consumer, other	353	—
Total	$20,833	$—

The following tables present the aging of the recorded investment in past due loans as of December 31, 2016 and 2015, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2016
Residential real estate	$816,304	$3,739	$4,561	$—	$8,300	$800,936	$7,068
Commercial real estate	1,755,922	3,580	1,179	—	4,759	1,742,047	9,116
Land/dev/construction	142,044	2,111	71	—	2,182	138,802	1,060
Commercial	439,540	2,584	322	—	2,906	435,213	1,421
Consumer	89,538	501	178	—	679	88,521	338
	$3,243,348	$12,515	$6,311	$—	$18,826	$3,205,519	$19,003

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2015
Residential real estate	$647,496	$2,118	$3,089	$—	$5,207	$632,749	$9,540
Commercial real estate	1,254,782	4,647	2,170	—	6,817	1,238,820	9,145
Land/dev/construction	105,276	280	595	—	875	102,793	1,608
Commercial	307,321	1,101	348	—	1,449	305,685	187
Consumer	67,500	285	90	—	375	66,772	353
	$2,382,375	$8,431	$6,292	$—	$14,723	$2,346,819	$20,833

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

December 31, 2016, 2015 and 2014

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, is presented below.  The increase in loans categorized as special mention between the periods presented is due to the acquisitions of Community and Hometown on March 1, 2016.

	As of December 31, 2016
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$784,491	$13,820	$17,993	$—
Commercial real estate	1,636,473	94,897	24,552	—
Land/dev/construction	129,781	10,278	1,985	—
Commercial	426,894	9,570	3,076	—
Consumer	88,714	270	554	—
Total	$3,066,353	$128,835	$48,160	$—

	As of December 31, 2015
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$620,735	$9,585	$17,598	$—
Commercial real estate	1,194,368	47,885	31,907	—
Land/dev/construction	96,629	5,896	3,495	—
Commercial	301,838	4,077	3,502	—
Consumer	66,798	297	520	—
Total	$2,280,368	$67,740	$57,022	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, based on payment activity as of December 31, 2016 and 2015:

As of December 31, 2016	Residential	Consumer
Performing	809,236	89,200
Nonperforming	7,068	338
Total	816,304	89,538

As of December 31, 2015	Residential	Consumer
Performing	$637,956	$67,147
Nonperforming	9,540	353
Total	$647,496	$67,500

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

Purchased Credit Impaired (“PCI”) Loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2016, 2015 and 2014.  Contractually required principal and interest payments have been adjusted for estimated prepayments.

	December 31,
	2016	2015	2014
Contractually required principal and interest	$297,821	$332,570	$460,836
Non-accretable difference	(18,372)	(19,452)	(68,757)
Cash flows expected to be collected	279,449	313,118	392,079
Accretable yield	(93,525)	(102,590)	(115,313)
Carrying value of acquired loans	185,924	210,528	276,766
Allowance for loan losses	(472)	(121)	(514)
Carrying value less allowance for loan losses	$185,452	$210,407	$276,252

The Company recorded $417, $(266) and $(145) in loan loss provision expense on PCI loans during the years ending December 31, 2016, 2015 and 2014, respectively.  There were no reversals in the loan loss allowance for recoveries in 2016, 2015 and 2014, respectively. The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current year.  These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified approximately $6,220, $28,394 and $14,892 from non-accretable difference to accretable yield during the twelve month periods ending December 31, 2016, 2015 and 2014, respectively, to reflect the adjusted estimates of future expected cash flows.

The Company recognized approximately $34,006 of accretion income during the twelve month period ending December 31, 2016.  The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the periods ending December 31, 2016, 2015 and 2014.

		Effect of	income	all other
	December 31, 2015	acquisitions	accretion	adjustments	December 31, 2016
Contractually required principal and interest	$332,570	$73,005	$—	$(107,754)	$297,821
Non-accretable difference	(19,452)	(9,295)	—	10,375	(18,372)
Cash flows expected to be collected	313,118	63,710	—	(97,379)	279,449
Accretable yield	(102,590)	(18,585)	34,006	(6,356)	(93,525)
Carry value of acquired loans	$210,528	$45,125	$34,006	$(103,735)	$185,924

		Effect of	income	all other
	December 31, 2014	acquisitions	accretion	adjustments	December 31, 2015
Contractually required principal and interest	$460,836	$—	$—	$(128,266)	$332,570
Non-accretable difference	(68,757)	—	—	49,305	(19,452)
Cash flows expected to be collected	392,079	—	—	(78,961)	313,118
Accretable yield	(115,313)	—	40,645	(27,922)	(102,590)
Carry value of acquired loans	$276,766	$—	$40,645	$(106,883)	$210,528

		Effect of	income	all other
	December 31, 2013	acquisitions	accretion	adjustments	December 31, 2014
Contractually required principal and interest	$389,537	$229,249	$—	$(157,950)	$460,836
Non-accretable difference	(55,304)	(45,293)	—	31,840	(68,757)
Cash flows expected to be collected	334,233	183,956	—	(126,110)	392,079
Accretable yield	(102,812)	(32,204)	34,168	(14,465)	(115,313)
Carry value of acquired loans	$231,421	$151,752	$34,168	$(140,575)	$276,766

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(5)	FDIC indemnification asset

The FDIC indemnification asset represented the estimated amounts due from the FDIC pursuant to the Loss Share Agreements related to the acquisition of the three failed banks acquired in 2010, the acquisition of two failed banks in 2012 and the assumption of Loss Share Agreements of two failed banks assumed by the Company pursuant to its acquisition of First Southern in June 2014.  On February 3, 2016, the FDIC bought out the remaining FDIC loss share agreements.  As such, the FDIC indemnification asset was written-off effectively accelerating all future FDIC indemnification asset amortization expense as well as ending any future FDIC indemnification income.   The activity in the FDIC loss share indemnification asset for periods presented was as follows:

	2016	2015
Beginning of the year	$25,795	$49,054
Amortization, net	(1,133)	(16,282)
Indemnification revenue	96	1,900
Indemnification of foreclosure expense	(197)	(4,001)
Proceeds from FDIC	(5,482)	(4,662)
Impairment (recovery) of loan pool	—	(214)
Loss from termination of FDIC loss share agreements	(17,560)	—
Effect from termination of FDIC clawback liability	(1,519)	—
Period end balance	$—	$25,795

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

	2016	2015
Beginning of the year	$1,486	$1,205
True-up liability accrual	33	281
Effect from termination of FDIC loss share agreements	(1,519)	—
Period end balance	$—	$1,486

(6)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure.  Activity in the valuation allowance was as follows:

	2016	2015	2014
Beginning of year	$1,297	$3,103	$5,887
Valuation write down of repossessed real estate	871	1,207	3,250
Sales and/or dispositions	(1,299)	(3,013)	(6,034)
End of year	$869	$1,297	$3,103

Expenses related to foreclosed real estate include:

	2016	2015	2014
(Gain) loss on sale of repossessed real estate	$(1,528)	(1,253)	(788)
Valuation write down of repossessed real estate	871	1,207	3,250
Operating expenses, net of rental income	2,392	2,334	2,775
Total	$1,735	$2,288	$5,237

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2).  The derivatives are traded in an over-the-counter market where quoted market prices are not always available.  Therefore, fair values of derivatives are determined using quantitative models that utilize multiple market inputs.  The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position.  The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2016, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2016
Assets:
Trading securities	$12,383	—	$12,383	—
Available for sale securities
U.S. Treasury securities	1,001	—	1,001	—
Obligations of U.S. government sponsored entities and agencies	9,301	—	9,301	—
Mortgage backed securities	707,957	—	707,957	—
Municipal securities	22,443	—	22,443	—
Interest rate swap derivatives	31,817	—	31,817	—

Liabilities:
Interest rate swap derivatives	32,691	—	32,691	—

at December 31, 2015
Assets:
Trading securities	$2,107	—	$2,107	—
Available for sale securities
U.S. Treasury securities	1,000	—	1,000	—
Mortgage backed securities	568,452	—	568,452	—
Municipal securities	35,287	—	35,287	—
Interest rate swap derivatives	18,619	—	18,619	—

Liabilities:
Interest rate swap derivatives	19,822	—	19,822	—

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2016
Assets:
Impaired loans
Residential real estate	$2,937	—	—	$2,937
Commercial real estate	8,355	—	—	8,355
Land, land development and construction	1,004	—	—	1,004
Commercial	1,207	—	—	1,207
Consumer	62	—	—	62
Other real estate owned
Residential real estate	137	—	—	137
Commercial real estate	873	—	—	873
Land, land development and construction	1,385	—	—	1,385
Bank property held for sale	868	—	—	868

at December 31, 2015
Assets:
Impaired loans
Residential real estate	$3,288	—	—	$3,288
Commercial real estate	7,061	—	—	7,061
Land, land development and construction	1,767	—	—	1,767
Commercial	280	—	—	280
Consumer	90	—	—	90
Other real estate owned
Residential real estate	85	—	—	85
Commercial real estate	1,506	—	—	1,506
Land, land development and construction	2,002	—	—	2,002
Bank property held for sale	1,665	—	—	1,665

Impaired loans measured at fair value had a recorded investment of $13,951 with a valuation allowance of $386 at December 31, 2016, and a recorded investment of $13,293, with a valuation allowance of $807, at December 31, 2015.  The Company recorded a provision for loan loss expense of $1,221 and $600 on these loans during the years ending 2016 and 2015, respectively.

Other real estate owned had a decline in fair value of $871 and $1,207 during the twelve month periods ending December 31, 2016 and 2015, respectively.  Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals. The Company recorded an impairment charge, net of gains on sales, of $353 and $731 during the twelve month periods ending December 31, 2016 and 2015 related to bank properties held for sale.

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

December 31, 2016, 2015 and 2014

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

Accrued Interest Receivable:  The carrying amount of accrued interest receivable approximates fair value and classified as Level 2 for accrued interest receivable related to investment securities and Level 3 for accrued interest receivable related to loans.

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

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

		Fair value measurements
at December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$175,654	$175,654	$—	$—	$175,654
Trading securities	12,383	—	12,383	—	12,383
Investment securities available for sale	740,702	—	740,702	—	740,702
Investment securities held to maturity	250,543	—	242,693	—	242,693
FHLB and FRB stock	17,669	—	—	—	n/a
Loans held for sale	2,285	—	2,285	—	2,285
Loans, less allowance for loan losses of $27,041	3,402,706	—	—	3,395,975	3,395,975
Interest rate swap derivatives	31,817	—	31,817	—	31,817
Accrued interest receivable	12,112	—	3,979	8,133	12,112

Financial liabilities:
Deposits- without stated maturities	$3,607,107	$3,607,107	$—	$—	$3,607,107
Deposits- with stated maturities	545,437	—	547,570	—	547,570
Securities sold under agreement to repurchase	28,427	—	28,427	—	28,427
Federal funds purchased	261,986	—	261,986	—	261,986
Corporate debentures	25,958	—	—	22,363	22,363
Interest rate swap derivatives	32,691	—	32,691	—	32,691
Accrued interest payable	851	—	851	—	851

		Fair value measurements
at December 31, 2015	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$152,482	$152,482	$—	$—	$152,482
Trading securities	2,107	—	2,107	—	2,107
Investment securities available for sale	604,739	—	604,739	—	604,739
Investment securities held to maturity	272,840	—	273,983	—	273,983
FHLB and FRB stock	14,041	—	—	—	n/a
Loans held for sale	1,529	—	1,529	—	1,529
Loans, less allowance for loan losses of $22,264	2,571,512	—	—	2,574,516	2,574,516
FDIC indemnification asset	25,795	—	—	—	n/a
Interest rate swap derivatives	18,619	—	18,619	—	18,619
Accrued interest receivable	10,286	—	—	10,286	10,286

Financial liabilities:
Deposits- without stated maturities	$2,792,758	$2,792,758	$—	$—	$2,792,758
Deposits- with stated maturities	422,420	—	423,391	—	423,391
Securities sold under agreement to repurchase	27,472	—	27,472	—	27,472
Federal funds purchased	200,250	—	200,250	—	200,250
Other borrowed funds	25,000	—	25,000	—	25,000
Corporate debentures	24,093	—	—	19,734	19,734
Interest rate swap derivatives	19,822	—	19,822	—	19,822
Accrued interest payable	218	—	218	—	218

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(8)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Land	$40,952	$35,941
Land improvements	1,146	995
Buildings	71,069	62,109
Leasehold improvements	5,310	5,917
Furniture, fixtures and equipment	34,912	31,666
Construction in progress	2,878	1,263
	156,267	137,891
Less: Accumulated depreciation	41,452	36,070
	$114,815	$101,821

The Company leases land and certain facilities under noncancellable operating leases.  The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2017	$3,156
2018	2,805
2019	2,231
2020	1,312
2021	1,261
Thereafter	5,324
$16,089

Rent expense, net of rental income, for the years ended December 31, 2016, 2015 and 2014, was $1,955, $2,117 and $2,309, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Income.  Rental income for the years ended December 31, 2016, 2015 and 2014, was $892, $650, and $632, respectively, and is included in occupancy expense.

(9)	Goodwill and Intangible Assets

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment.  The change in balance for goodwill during the years 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Beginning of year	$76,739	$76,739	$44,924
Acquired goodwill	29,289	—	31,815
Impairment	—	—	—
End of year	$106,028	$76,739	$76,739

The Company performed a step 1 annual impairment analysis of the goodwill recorded at the commercial and retail banking (“Bank”) reporting unit as of November 30, 2016.  Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  The carrying amount of the reporting unit did not exceed its fair value resulting in no impairment.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

Acquired intangible assets consists of core deposit intangibles (“CDI”) and Trust intangible (“Trust”) which are intangible assets arising from either whole bank or branch acquisitions.  They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits in the case of CDI and an accelerated method in the case of the Trust intangible.  The change in balance for CDI and the Trust during the years 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Beginning of year	$13,001	$15,401	$6,116
Acquired CDI	6,282	137	11,569
Amortization expense	(3,074)	(2,537)	(2,284)
Impairment expense	—	—	—
End of year	$16,209	$13,001	$15,401

Acquired intangible assets were as follows for years ended December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$29,595	$14,085	$23,313	$11,149
Trust intangible	1,580	881	1,580	743
Total acquired intangibles	$31,175	$14,966	$24,893	$11,892

Estimated amortization expense for each of the next five years:

2017	$2,716
2018	2,439
2019	2,277
2020	2,160
2021	1,961

(10)	Deposits

A detail of deposits at December 31, 2016 and 2015 is as follows:

	December 31,
		Weighted		Weighted
		Average		Average
		Interest		Interest
	2016	Rate	2015	Rate
Non-interest bearing deposits	$1,426,624	—%	$1,133,138	—%
Interest bearing deposits:
Interest bearing demand deposits	917,004	0.1%	679,714	0.1%
Savings deposits	362,947	0.1%	241,605	0.1%
Money market accounts	900,532	0.3%	738,301	0.3%
Time deposits less than $100,000	230,192	0.7%	177,288	0.6%
Time deposits of $100,000 or greater	315,245	0.9%	245,132	0.8%
	4,152,544	0.2%	$3,215,178	0.2%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

The following table presents the amount of certificate accounts at December 31, 2016, maturing during the periods reflected below:

Year	Amount
2017	$334,797
2018	114,525
2019	48,441
2020	26,756
2021	20,832
Thereafter	86
Total	545,437

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2016 and 2015 were $139,807 and $123,994.

(11)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary bank enters into borrowing arrangements with its retail business customers by agreements to repurchase (“repurchase agreements”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2016 and 2015, the Company had $28,427 and $27,472 in repurchase agreements.  Repurchase agreements are secured by obligations of U.S. government agencies and municipal securities with fair values of $35,522 and $47,398 at December 31, 2016 and 2015, respectively.  Any risk related to these arrangements, primarily market value changes, is minimized due to the overnight (one-day) maturity and the additional collateral pledged over the borrowed amounts.

The following tables provide additional details as of December 31, 2016 and 2015.

	MBS	Municipal
As of December 31, 2016	Securities	Securities	Total
Market value of securities pledged	34,159	$1,363	35,522
Borrowings related to pledged amounts	27,558	869	28,427
Market value pledged as a % of borrowings	124%	157%	125%

	MBS	Municipal
As of December 31, 2015	Securities	Securities	Total
Market value of securities pledged	$45,745	$1,653	$47,398
Borrowings related to pledged amounts	27,179	293	27,472
Market value pledged as a % of borrowings	168%	564%	173%

Information concerning repurchase agreements is summarized as follows:

	2016	2015	2014
Average daily balance during the year	29,435	$30,727	$30,289
Average interest rate during the year	0.35%	0.61%	0.60%
Maximum month-end balance during the year	35,500	$40,198	$34,681
Weighted average interest rate at year end	0.33%	0.36%	0.72%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(12)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks.  Information concerning these deposits is summarized as follows:

	2016	2015	2014
Average daily balance during the year	$210,276	$184,451	$49,899
Average interest rate during the period	0.55%	0.34%	0.10%
Maximum month-end balance during the year	$288,582	$223,151	$151,992
Weighted average interest rate at year end	0.72%	0.33%	0.29%

(13)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or one-day borrowings, other than correspondent bank deposits listed in note 12 above.  The Company had $25,000 in overnight borrowings with the Federal Reserve Bank during the period ending December 31, 2015.  The Company had no advances from the Federal Home Loan Bank during the periods ending December 31, 2016 and 2015.

Federal Home Loan Bank advances are collateralized by residential and commercial loans under a blanket lien arrangement and based on this collateral, and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $154,754 at year end 2016.

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

December 31, 2016, 2015 and 2014

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

In December 2004, Gulfstream Bancshares, Inc. (“GBI”) formed Gulfstream Bancshares Capital Trust I (“GBI Trust I”) for the purpose of issuing trust preferred securities. On December 1, 2004, GBI issued a floating rate corporate debenture in the amount of $7,000. The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 190 bps). The rate is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust I, at their respective option, subject to prior approval by the Federal Reserve, if then required. On January 17, 2014, the Company acquired all the assets and assumed all the liabilities of GBI by merger, including GBI’s corporate debenture and related trust preferred security discussed above. The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.  On January 22, 2016, the Company cancelled, dissolved and terminated GBI Trust I.  The Company recognized a pre-tax gain on extinguishment of debt of approximately $308 in the first quarter of 2016.

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

In July 2006, Hometown formed Homestead Statutory Trust I (“Homestead Trust I”) for the purpose of issuing trust preferred securities. On July 17, 2006, Hometown issued a floating rate corporate debenture in the amount of $16,000.  The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture. The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 165 bps).  The rate is subject to change quarterly. The corporate debenture and the trust preferred security each have 30-year lives. The trust preferred security and the corporate debenture are callable by the Company or the GBI Trust II, at their respective option, subject to prior approval by the Federal Reserve, if then required.  On March 1, 2016, the Company acquired all the assets and assumed all the liabilities of Hometown by merger, including Hometown’s corporate debenture and related trust preferred security.  On March 16, 2016, the Company partially redeemed and terminated $6,000 of Homestead Trust I. The Company has treated the remaining corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(15)	Income Taxes

Allocation of federal and state income tax expense between current and deferred portions for the years ended December 31, 2016, 2015 and 2014, is as follows:

	Current	Deferred	Total
December 31, 2016:
Federal	$15,172	$3,127	$18,299
State	3,091	520	3,611
	$18,263	$3,647	$21,910
December 31, 2015:
Federal	$14,639	$4,297	$18,936
State	2,920	715	3,635
	$17,559	$5,012	$22,571
December 31, 2014:
Federal	$4,384	$1,486	$5,870
State	1,009	247	1,256
	$5,393	$1,733	$7,126

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015, are presented below:

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$10,431	$8,588
Stock based compensation	1,792	1,377
Deferred compensation	2,145	2,186
Impairment expenses	459	959
Net operating loss carryforward	22,633	18,153
Other real estate owned expenses	580	742
Fair value adjustments	27,241	16,751
Nonaccrual interest	1,856	2,040
Unrealized loss on investment securities available for sale	5,384	—
Other	371	99
Total deferred tax assets	72,892	50,895

Deferred tax liabilities:
Premises and equipment, due to differences in
depreciation methods and useful lives	(7,320)	(2,685)
Deferred loan costs, net	(183)	(337)
Prepaid expense	(1,867)	(432)
Like kind exchange	(300)	(300)
Unrealized gain on investment securities available for sale	—	(903)
Accretion of discounts on investments	(14)	(18)
Total deferred tax liabilities	(9,684)	(4,675)

Net deferred tax asset	$63,208	$46,220

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

As a result of the acquisition of First Southern on June 1, 2014, the Company obtained net operating loss carryforwards of approximately $57,375 which are subject to an Internal Revenue Code Section 382 annual limitation of approximately $6,487 per year.  The Company obtained net operating loss carryforwards of approximately $11,526 and $8,763 as a result of the acquisitions of Community and Hometown, respectively, on March 1, 2016 which are also subject to Internal Revenue Code Section 382 limitations of approximately $1,722 and $507, respectively.    At December 31, 2016, the Company had net operating carryforwards of approximately $59,002 which will begin to expire as follows.

2028	$1,774
2029	20,588
2030	15,256
2031	7,745
2032	6,567
2033	6,313
2035	759
$59,002

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In performing this analysis, the Company considers all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, it is more likely than not the deferred tax asset will be realized.  Based on management’s analysis, it was determined that it is more likely than not that the deferred tax asset will be realized as of December 31, 2016 and 2015.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia, Alabama, California, Colorado, North Carolina and Tennessee.  CSFL Insurance Corp. files a tax return in South Carolina.  The Company underwent an Internal Revenue Service examination of First Southern’s 2014 tax return of which there were no material findings.  The Company is no longer subject to examination by taxing authorities for the years before 2013.  The Company was not subject to any material interest or penalties on its income tax liabilities for the years 2016, 2015 and 2014.

A reconciliation between the actual tax expense and the “expected” tax expense, computed by applying the U.S. federal corporate rate of 35 percent is as follows:

	December 31,
	2016	2015	2014
“Expected” tax expense	$22,488	$21,668	$7,032
Tax exempt interest, net	(2,364)	(851)	(910)
Bank owned life insurance	(825)	(753)	(549)
State income taxes, net of federal income tax benefits	2,347	2,363	817
Stock based compensation	81	76	83
Merger and acquisition related expenses	388	10	536
Other, net	(205)	58	117
	$21,910	$22,571	$7,126

(16)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2016 and 2015 were as follows:

	2016	2015
Beginning balance	$19,975	$5,580
New loans	18,397	14,654
Repayments	(11,857)	(259)
Ending balance	$26,515	$19,975

At December 31, 2016 and 2015 principal officers, directors, and their affiliates had $10,194 and $6,303, respectively, of available lines of credit.  Deposits from principal officers, directors, and their affiliates at year-end 2016 and 2015 were approximately $37,305 and $29,614, respectively.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(17)	Regulatory Capital Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.   Under these rules, banks are required to maintain a minimum CET1 ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets of 6%, a total risk-based capital ratio of 8%, and a minimum leverage capital ratio of 4%.  In addition, the rules require a capital conservation buffer of up to 2.5% above each of CET1, tier 1, and total risk-based capital which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in over a four year period starting on January 1, 2016 and was 0.625% in 2016 and 1.25% as of January 1, 2017.  When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets.  Management believes, as of December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016 and 2015, the most recent notifications from the Office of Comptroller of the Currency (“OCC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary for capital adequacy purposes for the Company as of December 31, 2016 and 2015, are presented in the table below.   The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital (to risk weighted assets)	$479,966	12.5%	$306,281	>8.0%	n/a	n/a
Tier 1 capital (to risk weighted assets)	452,925	11.8%	229,711	>6.0%	n/a	n/a
Common equity tier 1 capital (to risk weighted assets)	431,546	11.3%	172,283	>4.5%	n/a	n/a
Tier 1 capital (to average assets)	452,925	9.1%	198,891	>4.0%	n/a	n/a

December 31, 2015
Total capital (to risk weighted assets)	$438,748	15.8%	$222,322	>8.0%	n/a	n/a
Tier 1 capital (to risk weighted assets)	416,484	15.0%	166,742	>6.0%	n/a	n/a
Common equity tier 1 capital (to risk weighted assets)	399,876	14.4%	125,056	>4.5%	n/a	n/a
Tier 1 capital (to average assets)	416,484	10.5%	158,206	>4.0%	n/a	n/a

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

A summary of actual, required, and capital levels necessary for capital adequacy purposes in the case of the Company’s subsidiary bank as of December 31, 2016 and 2015, are presented in the table below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital (to risk weighted assets)	$451,152	11.8%	$306,145	>8.0%	$382,682	>10.0%
Tier 1 capital (to risk weighted assets)	424,118	11.1%	229,609	>6.0%	306,145	>8.0%
Common equity tier 1 capital (to risk weighted assets)	424,118	11.1%	172,207	>4.5%	248,743	>6.5%
Tier 1 capital (to average assets)	424,118	8.5%	198,852	>4.0%	248,565	>5.0%

December 31, 2015
Total capital (to risk weighted assets)	$411,627	14.7%	$223,613	>8.0%	$279,517	>10.0%
Tier 1 capital (to risk weighted assets)	389,371	13.9%	167,710	>6.0%	223,613	>8.0%
Common equity tier 1 capital (to risk weighted assets)	389,371	13.9%	125,783	>4.5%	181,686	>6.5%
Tier 1 capital (to average assets)	389,371	9.9%	158,011	>4.0%	197,514	>5.0%

(18)	Dividends

The Company declared and paid cash dividends on its common stock of $7,681, $3,181 and $1,709 during the years ended December 31, 2016, 2015 and 2014, respectively.  Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency.  In January 2016, the Company received a $58,000 dividend from its subsidiary bank.  At December 31, 2016, dividends from the subsidiary bank available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $44,728, subject to the Bank meeting or exceeding regulatory capital requirements.

(19)	Stock-Based Compensation

The Company assumed the obligations of GBI under the Gulfstream 2009 Stock Option Plan, the Gulfstream Officers’ and Employees’ Stock Option Plan and the Gulfstream Directors’ Stock Option Plan (collectively, the “Gulfstream Plans”) pursuant to the closing on January 17, 2014 by CenterState of the merger of Gulfstream with and into CenterState.  All of the Gulfstream stock options awarded pursuant to the Gulfstream Plans outstanding at the merger closing date were converted to stock options for 774,104 of the Company’s common shares with an average exercise price of $6.99 per share.  At December 31, 2016 there were options outstanding for 95,190 shares of the Company’s common stock with an average exercise price of $7.21 per share and an average remaining contractual life of approximately 4.1 years.

On April 25, 2013, the Company’s shareholders approved the CenterState Banks, Inc. 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan replaces the 2007 Plan discussed below.  The 2013 Plan authorizes the issuance of up to 1,600,000 shares through the 2023 expiration of the plan.  Of this amount 1,525,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 75,000 shares are allocated to directors.  The Company’s Board of Directors froze the Company’s 2007 Equity Incentive Plan whereby no additional future grants and/or awards will be awarded pursuant to that plan effective with the shareholder approval of the 2013 Plan.  During 2016 the Company did not grant any incentive stock options to its employees.  The Company awarded 262,934 shares of Restricted Stock (“RSAs”) during 2016 with an average fair value of $14.68 per share at the date of grant.  These restricted stock awards vest over periods ranging from two to seven years.  The Company awarded Performance Share Units (“PSUs”) during 2016 pursuant to the Company’s Long-Term Incentive Plan as described in the Company’s 2017 Proxy Statement.  These PSUs will cliff vest on January 1, 2020.  The units may be converted into common shares based upon the Company’s Total Shareholder Return compared to its peer group and the Company’s absolute earnings per share growth rate over a three year period ending January 1, 2020.  The range of the units that may vest in the future is a minimum of 0 and a maximum of 43,292 with an expected target of 28,861 shares.  In addition, the Company awarded PSUs as part of a production incentive plan during 2016 to one of its divisions.  These PSUs may be converted into common shares based upon the financial performance of the division over three and four year performance periods ending on August 31, 2019 and 2020, respectively.  The range of the units that may vest in the future is a minimum of 5,332 and a maximum of 16,000 with an expected target of 10,668 shares.  The Company also awarded 28,725 Restricted Share Units

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(“RSUs”) during 2016 with an average fair value of $15.37 per unit at the date of grant.  The RSUs will vest at a rate of one third each January 1, 2018, 2019 and 2020.  In addition, the Company issued 11,616 shares to non-employee directors in lieu of cash for director fees during 2016.  At December 31, 2016, there were a total of 285,040 shares available for future grants pursuant to the 2013 Plan, assuming maximum future vesting of PSUs outstanding.

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

The Company’s stock-based compensation consists of stock options, RSAs, RSUs and PSUs.  During the twelve month period ended December 31, 2016, 2015 and 2014, the Company recognized total stock-based compensation expense as listed in the table below.

	2016	2015	2014
Stock option expense	$230	$216	$238
RSA expense	3,605	2,712	1,264
RSU Expense	169	27	—
PSU expense	419	328	75
Total stock-based compensation expense	$4,423	$3,283	$1,577

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options.  The Company receives a tax benefit when a non qualified stock option is exercised.  The total income tax benefit related to the exercise of non qualified stock options was approximately $140, $113 and $350 during the twelve month periods ending December 31, 2016, 2015 and 2014, respectively.  The Company provided an income tax benefit in its tax provision for RSA, RSU and PSU expenses of approximately $1,617, $1,183 and $517 during the twelve month periods ending December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $205 and will be recognized over the next 5 years.   The weighted average period over which this expense is expected to be recognized is approximately 1.9 years.

As of December 31, 2016, the total remaining unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, was approximately $5,117 and will be recognized over the next 8 years.   The weighted average period over which this expense is expected to be recognized is approximately 2.2 years.

As of December 31, 2016, the total remaining unrecognized compensation cost related to non-vested PSUs, net of estimated forfeitures, was approximately $1,030 and will be recognized over the next 4 years.   The weighted average period over which this expense is expected to be recognized is approximately 1.6 years.

As of December 31, 2016 the total remaining unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, was approximately $600 and will be recognized over the next 3 years.  The weighted average period over which this expense is expected to be recognized is approximately 1.8 years.

The Company did not grant any stock options during 2014, 2015 and 2016.  However, pursuant to the Company’s agreement to acquire Gulfstream, the Company converted all outstanding Gulfstream stock options into CenterState options for 774,104 shares of common stock on the January 17, 2014 acquisition date.  The estimated fair value of options granted, or acquired in the case of Gulfstream, during these periods were calculated as of the grant date, or the acquisition date in the case of Gulfstream, using the Black-Scholes option-pricing model.  The weighted-average assumptions as of the grant date are as follows:

	2016	2015	2014
Expected option life	—	—	0.5 years
Risk-free interest rate	—	—	0.07%
Expected volatility	—	—	0.01%
Dividend yield	—	—	0.00%

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

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

The weighted-average estimated fair value of stock options granted, or acquired in the case of Gulfstream, during the twelve month period ended December 31, 2014 was $4.67 per share.   The table below present’s information related to stock option activity for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Total intrinsic value of stock options exercised	$2,716	$827	$1,114
Cash received from stock options exercised	$1,865	$895	1,129
Gross income tax benefit from the exercise of stock options	$140	$113	350

A summary of stock option activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	940,634	$11.73	1,138,404	$11.23	1,073,716	$13.83
Issued Gulfstream (note 1)	—	—	—	—	774,104	$6.99
Exercised	(229,583)	$8.74	(142,476)	$6.63	(233,762)	$6.09
Forfeited	(87,561)	$15.51	(55,294)	$14.57	(475,654)	$12.73
Outstanding, end of period	623,490	$12.30	940,634	$11.73	1,138,404	$11.23

note 1:	Pursuant to the Company’s agreement to acquire Gulfstream in January 2014, all outstanding Gulfstream stock options were converted to CenterState stock options as of the acquisition date.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding, December 31, 2016	623,490	$12.30	2.3 years	$8,023
Options fully vested and expected to vest, December 31, 2016	611,348	$12.36	2.3 years	$7,839
Options exercisable, December 31, 2016	480,235	$12.60	2.1 years	$6,038

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

At December 31, 2016 there were restricted stock awards (“RSAs”) for 699,965 shares of the Company’s common stock outstanding and not vested.  Of this amount 127,901 restricted shares have been issued and included in the Company’s total common stock outstanding, but have not vested as of December 31, 2016.  The remaining 572,064 represent common shares to be issued at the end of their respective vesting period.

A summary of the RSA activity for the years ended December 31, 2016, 2015 and 2014 is presented in the table below.

	2016				2015				2014
	Number	Number			Number	Number			Number	Number
	of RSAs	of RSAs		Weighted	of RSAs	of RSAs		Weighted	of RSAs	of RSAs		Weighted
	underlying	underlying	Total	average	underlying	underlying	Total	average	underlying	underlying	Total	average
	shares not	shares	number	fair value at	shares not	shares	number	fair value at	shares not	shares	number	fair value at
	issued	issued	of RSAs	grant date	issued	issued	of RSAs	grant date	issued	issued	of RSAs	grant date
Outstanding, beginning period	532,127	189,588	721,715	$10.79	410,128	249,542	659,670	$10.30	240,341	—	240,341	$9.76
Granted	262,934	—	262,934	$14.68	205,082	3,000	208,082	$11.96	241,739	250,375	492,114	$10.55
Vested	(219,032)	(60,087)	(279,119)	$10.88	(62,170)	(57,954)	(120,124)	$10.12	(35,753)	(833)	(36,586)	$9.77
Forfeited	(3,965)	(1,600)	(5,565)	$12.07	(20,913)	(5,000)	(25,913)	$10.64	(36,199)	—	(36,199)	$10.79
Outstanding, end of period	572,064	127,901	699,965	$12.20	532,127	189,588	721,715	$10.79	410,128	249,542	659,670	$10.30

In September 2014 the Company initiated a Long-Term Incentive Plan that includes a Performance Share Unit (“PSU”) award that could be awarded in PSUs, which can eventually be converted to common stock, based on the Company’s relative Total Shareholder Return as compared to a peer group of similar companies selected by the Company’s Compensation Committee over a 39 month period beginning on September 18, 2014 and ending on December 31, 2017.  The Company expects to recognize an expense of $980 over the 39 month period ending December 31, 2017.  The expense recognized during 2016 was $273.

In September 2015, the Company awarded PSUs pursuant to its Long-Term Incentive Plan that could eventually be converted to the Company’s common stock based equally upon the Company’s relative Total Shareholder Return and the Company’s absolute earnings per share growth over a three year period ending on January 1, 2019.  The Company expects to recognize an expense of $307 over the 39 month period ending December 31, 2018.  The expense recognized during 2016 was $94.

In September 2016, the Company awarded PSUs pursuant to its Long-Term Incentive Plan that could eventually be converted to the Company’s common stock based equally upon the Company’s relative Total Shareholder Return and the Company’s absolute earnings per share growth over a three year period ending on January 1, 2020.  The Company expects to recognize an expense of $412 over the 39 month period ending December 31, 2019.  The expense recognized during 2016 was $32.

In September 2016, the Company also awarded PSUs pursuant to a productive incentive plan to one of its divisions that could eventually be converted to the Company’s common stock based upon the division’s financial performance over three and four year periods ending August 31, 2019 and 2020, respectively.  The Company expects to recognize a total expense of $192 during the performance periods.  The expense recognized during 2016 was $20.

The Company awarded RSUs during September 2015 pursuant to its Long-Term Incentive Plan that also could eventually be converted into the Company’s common stock.  The total RSUs awarded was 29,092 units with an estimated fair value at date of grant equal to $12.22 per unit, or a total expected expense of $356.  Generally, the RSUs will vest at a rate of one third each January 1, 2017, 2018 and 2019.  During 2016, time vesting equity grants were revised for an executive officer to accelerate the vesting date to the date of retirement.  As a result, 3,441 units vested and were converted to common stock pursuant to the revised terms of the executive officer’s RSUs.  The expense recognized during 2016 was $135.

The Company awarded RSUs during September 2016 pursuant to its Long-Term Incentive Plan that also could eventually be converted into the Company’s common stock.  The total RSUs awarded was 28,725 units with an estimated fair value at date of grant equal to $15.37 per unit, or a total expected expense of $442.  The RSUs will vest at a rate of one third each January 1, 2018, 2019 and 2020.  The expense recognized during 2016 was $34.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(20)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under its 401(k) defined contribution retirement plan.  Employees are eligible to participate in the plan after completing six months of continuous employment.  The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors.  In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors.  For the years ended December 31, 2016, 2015 and 2014, the Company’s contributions to the plan were $1,849, $1,617 and $1,398, respectively, which are included in salary and benefits on the Consolidated Statements of Income.

In 2008, the Company entered into a salary continuation agreement with its chief executive officer.  Five additional Company executive officers entered into salary continuation agreements during 2010.  In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition.  The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Company expensed $609, $618 and $580 for the accrual of future salary continuation benefits in 2016, 2015 and 2014, respectively.  Other liabilities included salary continuation benefits payable of $4,211, $3,836 and $3,621 at December 31, 2016, 2015 and 2014, respectively.

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition.  The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities.  The Rabbi Trust asset and the related deferred compensation payable at December 31, 2016, 2015 and 2014 were $1,560, $1,493 and $1,484, respectively.  Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable.  Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable.  There is no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

(21)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Banks, Inc. (parent company only) follow:

Condensed Balance Sheet
December 31, 2016 and 2015
Assets:	2016	2015
Cash and due from banks	$970	$15
Inter-company receivable from bank subsidiary	25,250	25,000
Investment in wholly-owned bank subsidiary	548,653	484,993
Investment in other wholly-owned subsidiary	1,592	693
Prepaid expenses and other assets	8,107	9,701
Total assets	$584,572	$520,402

Liabilities:
Accounts payable and accrued expenses	$6,157	$5,795
Corporate debenture	25,958	24,093
Total liabilities	32,115	29,888

Stockholders’ Equity:
Common stock	482	455
Additional paid-in capital	430,459	393,191
Retained earnings	130,090	95,430
Accumulated other comprehensive (loss) income	(8,574)	1,438
Total stockholders’ equity	552,457	490,514

Total liabilities and stockholders' equity	$584,572	$520,402

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

Condensed Statements of Income
Years ended December 31, 2016, 2015 and 2014
	2016	2015	2014
Dividend income	$58,000	1,232	1,155
Other income	308	—	—
Interest expense	(1,159)	(968)	(942)
Operating expenses	(3,869)	(4,422)	(3,875)
Income before equity in undistributed income of subsidiaries	53,280	(4,158)	(3,662)
Equity in undistributed (losses) income of subsidiaries	(12,736)	41,431	14,828
Net income before income tax benefit	40,544	37,273	11,166
Income tax benefit	(1,797)	(2,065)	(1,798)
Net income	$42,341	$39,338	$12,964

Condensed Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014
	2016	2015	2014
Cash flows from operating activities:
Net income	$42,341	$39,338	$12,964
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of subsidiaries	12,736	(42,663)	(15,983)
Increase in payables and accrued expenses	(25)	340	(608)
Gain on extinguishment of debt	(308)
Decrease (increase) in other assets	84	89	2,294
Stock based compensation expense	1,001	1,235	497
Net cash flows used in operating activities	55,829	(1,661)	(836)
Cash flows from investing activities:
Inter-company receivables from subsidiary banks	(58,241)	1,991	18,703
Net cash from bank acquisition	(38,918)	0	(16,455)
Investment in subsidiaries	450	(476)	—
Cash payments to shareholders	39	(466)	—
Dividends from bank subsidiaries	58,000	—	—
Dividends from nonbank subsidiary	—	1,232	1,155
Net cash flows provided by investing activities	(38,670)	2,281	3,403
Cash flows from financing activities:
Stock options exercised, net of tax benefit	1,769	784	984
Stock repurchase	(962)	(1,016)	—
Extinguishment of debt	(8,680)	—	—
Payment of note payable	(650)	—	—
Dividends paid to shareholders	(7,681)	(3,181)	(1,709)
Net cash flows used in financing activities	(16,204)	(3,413)	(725)
Net increase (decrease) in cash and cash equivalents	955	(2,793)	1,842
Cash and cash equivalents at beginning of year	15	2,808	966
Cash and cash equivalents at end of year	$970	$15	$2,808

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(22)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit.  These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis.

A summary of commitments to extend credit and standby letters of credit written at December 31, 2016 and 2015, are as follows:

	December 31,
	2016	2015
Standby letters of credit	$10,551	$8,737
Available lines of credit	512,268	429,231
Unfunded loan commitments – fixed	101,586	53,640
Unfunded loan commitments – variable	15,062	32,265

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

Most of the Company’s business activity is with customers located throughout Central, Southeastern and Northeastern Florida.  The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas.  Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property.  As of December 31, 2016, substantially all of the Company’s loan portfolio was secured.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those areas listed above.  The Company does not have significant exposure to any individual customer or counterparty.

(24)	Basic and Diluted Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.   There were an average of 30,784, 470,852, and 928,692 stock options that were not considered in computing diluted earnings per common share because they were anti-dilutive during the years ending December 31, 2016, 2015, and 2014, respectively.

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

The following table presents the factors used in the earnings per share computations for the periods indicated.

	2016	2015	2014
Basic
Net income available to common shareholders	$42,341	$39,338	$12,964
Less: Earnings allocated to participating securities	(163)	(212)	(17)
Net income allocated to common shareholders	$42,178	$39,126	$12,947

Weighted average common shares outstanding
including participating securities	47,592,500	45,427,857	40,904,988
Less: Participating securities (1)	(183,358)	(245,633)	(52,986)
Average shares	47,409,142	45,182,224	40,852,002
Basic earnings per common share	$0.89	$0.87	$0.32

Diluted
Net income available to common shareholders	$42,178	$39,126	$12,947
Weighted average common shares outstanding for
basic earnings per common share	47,409,142	45,182,224	40,852,002
Add: Dilutive effects of stock based compensation awards	782,381	606,408	383,550
Average shares and dilutive potential common shares	48,191,523	45,788,632	41,235,552
Dilutive earnings per common share	$0.88	$0.85	$0.31

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

(25)	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management.

The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2016, 2015 and 2014.

	Year ending December 31, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$180,696	$7,969	$—	—	$188,665
Interest expense	(7,044)	(1,137)	(1,159)	—	(9,340)
Net interest income (expense)	173,652	6,832	(1,159)	—	179,325
Provision for loan losses	(4,938)	(24)	—	—	(4,962)
Non interest income	30,376	33,685	308	—	64,369
Non interest expense	(147,228)	(23,384)	(3,869)	—	(174,481)
Net income (loss) before taxes	51,862	17,109	(4,720)	—	64,251
Income tax (provision) benefit	(17,107)	(6,600)	1,797	—	(21,910)
Net income (loss)	$34,755	$10,509	$(2,923)	$—	$42,341
Total assets	$4,676,375	$397,323	$584,572	$(579,711)	$5,078,559

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

	Year ending December 31, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$155,369	$6,951	$—	—	$162,320
Interest expense	(5,697)	(621)	(968)	—	(7,286)
Net interest income (expense)	149,672	6,330	(968)	—	155,034
Provision for loan losses	(4,335)	(158)	—	—	(4,493)
Non interest income	9,887	27,563	—	—	37,450
Non interest expense	(99,900)	(21,760)	(4,422)	—	(126,082)
Net income before taxes	55,324	11,975	(5,390)	—	61,909
Income tax (provision) benefit	(20,016)	(4,620)	2,065	—	(22,571)
Net income (loss)	$35,308	$7,355	$(3,325)	$—	$39,338
Total assets	$3,679,946	$335,643	$518,107	$(510,979)	$4,022,717

	Year ending December 31, 2014
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$134,938	$3,289	$—	—	$138,227
Interest expense	(6,365)	(50)	(941)	—	(7,356)
Net interest income	128,573	3,239	(941)	—	130,871
Provision for loan losses	(826)	—	—	—	(826)
Non interest income	6,073	20,153	—	—	26,226
Non interest expense	(112,836)	(19,470)	(3,875)	—	(136,181)
Net income before taxes	20,984	3,922	(4,816)	—	20,090
Income tax (provision) benefit	(7,411)	(1,513)	1,798	—	(7,126)
Net income (loss)	$13,573	$2,409	$(3,018)	$—	$12,964
Total assets	$3,487,014	$280,079	$482,681	$(472,905)	$3,776,869

Commercial and retail banking:  The Company’s primary business is commercial and retail banking.  Currently, the Company operates through one subsidiary bank and two non bank subsidiaries (R4ALL and CSFL Insurance Corp.), with 67 locations in 23 counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

December 31, 2016, 2015 and 2014

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $25,391 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

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

March 1, 2016
Assets:
Cash and cash equivalents	$79,800
Loans, held for investment	273,146
Purchased credit impaired loans	43,298
Loans held for sale	732
Investments	63,716
Accrued interest receivable	995
Branch real estate	10,646
Furniture and fixtures	459
Bank property held for sale	850
Federal Home Loan Bank stock	420
Other repossessed real estate owned	4,819
Core deposit intangible	3,684
Goodwill	25,391
Deferred tax asset	11,827
Other assets	758
Total assets acquired	$520,541
Liabilities:
Deposits	$452,935
Notes payable	650
Accrued interest payable	604
Other liabilities	1,366
Total liabilities assumed	$455,555

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

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

December 31, 2016, 2015 and 2014

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

Measurement period adjustments

On March 1, 2016 the Company purchased Community. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. Based on income tax returns filed subsequent to the acquisition date, the Company adjusted its initial fair value estimate of the deferred tax asset acquired.

		measurement
	March 1, 2016	period	March 1, 2016
	as initially reported	adjustments	(as adjusted)
Assets:
Cash and cash equivalents	$79,800	$—	$79,800
Loans, held for investment	273,146		273,146
Purchased credit impaired loans	43,298		43,298
Loans held for sale	732		732
Investments	63,716		63,716
Accrued interest receivable	995		995
Branch real estate	10,646		10,646
Furniture and fixtures	459		459
Bank property held for sale	850		850
Federal Home Loan Bank stock	420		420
Other repossessed real estate owned	4,819		4,819
Core deposit intangible	3,684		3,684
Goodwill	25,464	(73)	25,391
Deferred tax asset	11,754	73	11,827
Other assets	758		758
Total assets acquired	$520,541	$—	$520,541
Liabilities:
Deposits	$452,935	$—	$452,935
Notes payable	650		650
Accrued interest payable	604		604
Other liabilities	1,366		1,366
Total liabilities assumed	$455,555	$—	$455,555

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $3,898 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

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

March 1, 2016
Assets:
Cash and cash equivalents	$14,356
Loans, held for investment	195,960
Purchased credit impaired loans	1,827
Investments	77,999
Accrued interest receivable	1,163
Branch real estate	6,830
Furniture and fixtures	132
Bank property held for sale	3,897
Federal Reserve Bank and Federal Home Loan Bank stock	2,571
Other repossessed real estate owned	1,955
Core deposit intangible	2,598
Goodwill	3,898
Deferred tax asset	2,521
Other assets	842
Total assets acquired	$316,549
Liabilities:
Deposits	$252,977
Repurchase agreements	544
Federal Home Loan Bank advances	31,768
Corporate debentures	10,640
Accrued interest payable	314
Other liabilities	1,156
Total liabilities assumed	$297,399

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

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

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

Measurement period adjustments

On March 1, 2016 the Company purchased Hometown. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. Subsequent to the acquisition date, the Company identified additional net operating loss carryforwards from the Hometown acquisition that would not be fully realized before the expirations dates, and therefore adjusted its initial fair value estimate of the deferred tax asset acquired.

		measurement
	March 1, 2016	period	March 1, 2016
	as initially reported	adjustments	(as adjusted)
Assets:
Cash and cash equivalents	$14,356	$—	$14,356
Loans, held for investment	195,960		195,960
Purchased credit impaired loans	1,827		1,827
Investments	77,999		77,999
Accrued interest receivable	1163		1163
Branch real estate	6,830		6,830
Furniture and fixtures	132		132
Bank property held for sale	3,897		3897
Federal Reserve Bank and Federal Home Loan Bank stock	2 571		2571
Other repossessed real estate owned	1,955		1,955
Core deposit intangible	2,598		2,598
Goodwill	3,289	609	3,898
Deferred tax asset	3,130	(609)	2,521
Other assets	842		842
Total assets acquired	$316,549	$—	$316,549
Liabilities:
Deposits	$252,977	$—	$252,977
Repurchase agreements	544		544
Federal Home Loan Bank advances	31,768		31,768
Corporate debentures	10,640		10,640
Accrued interest payable	314		314
Other liabilities	1,156		1,156
Total liabilities assumed	$297,399	$—	$297,399

Pro-forma information

Pro-forma data for the twelve month period ending December 31, 2014 listed in the table below presents pro-forma information as if the First Southern, Community and Hometown acquisitions occurred at the beginning of 2014. Because the Gulfstream transaction closed on January 17, 2014 and its actual results are included in the Company’s actual operating results for 2014, its actual results were used in the table below for the twelve month period ending December 31, 2014 instead of a pro-forma amount.   The pro-forma information for the twelve month period ending December 31, 2015 assumes the First Southern, Community and Hometown acquisitions occurred at the beginning of 2014.  The pro-forma information for the twelve month period ending December 31, 2016 assumes the Community and Hometown acquisitions occurred at the beginning of 2014.  Because the First Southern transaction closed on June 1, 2014 and its actual results are included the in the Company’s actual operating results for 2016, its actual results were used in the table below for the twelve month period ending December 31, 2016 instead of a pro-forma amount.

	Years ended December 31,
	2016	2015	2014
Net interest income	$179,128	$186,375	$177,284
Net income available to common shareholders	$47,302	$42,426	$26,327
EPS - basic	$0.99	$0.90	$0.56
EPS - diluted	$0.98	$0.89	$0.56

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

Announced acquisitions

On October 17, 2016, the Company entered into a definitive agreement to acquire Platinum Bank Holding Company (“Platinum”), whereby Platinum will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s subsidiary bank and Platinum’s subsidiary bank will merge with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of Platinum common stock will be converted into the right to receive 3.7832 shares of the Company’s common stock and $7.60 in cash.  The transaction was approved by the boards of directors of both companies and all required regulatory approvals have been received. The transaction is expected to close in the second quarter of 2017 subject to Platinum’s shareholder approval and the satisfaction of other customary closing conditions.  The Company’s primary reasons for the transaction are to further solidify its market share in the Central Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  Platinum, which is headquartered in Brandon, Florida, currently operates seven banking locations in the Tampa-St. Petersburg-Clearwater and Lakeland-Winter Haven MSAs.  As of December 31, 2016, Platinum reported total assets of $554,205, total loans of $459,739 and total deposits of $462,388.

On November 30, 2016, the Company entered into a definitive agreement to acquire Gateway Financial Holdings of Florida, Inc. (“Gateway”), whereby Gateway will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s wholly owned subsidiary bank and Gateway’s subsidiary banks, Gateway Bank of Florida, Gateway Bank of Central Florida and Gateway Bank of Southwest Florida, will merge with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of Gateway common stock will be converted into the right to receive $18.00 in cash or 0.95 shares of the Company’s common stock.  The transaction was approved by the boards of directors of both companies and all required regulatory approvals have been received.  The transaction is expected to close in the second quarter of 2017 subject to Gateway’s shareholder approval and the satisfaction of other customary closing conditions. The Company’s primary reasons for the transaction are to further solidify its market share in the Central Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  Gateway, which is headquartered in Daytona, Florida, currently operates nine banking locations in the Deltona-Daytona-Ormond Beach, Ocala-Gaineville and Sarasota-Bradenton MSAs.  As of December 31, 2016, Gateway reported total assets of $883,504, total loans of $550,547 and total deposits of $740,535.

(27)	Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At years ended December 31, 2016 and 2015, the notional amount of such arrangements was $2,441,768 and $939,831, respectively, and investment securities with a fair value of $22,562 and $31,801 were pledged as collateral to the third party dealers.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	2016	2015
Notional amount	$2,441,768	$939,831
Weighted average pay rate on interest-rate swaps	2.56%	2.61%
Weighted average receive rate on interest rate swaps	2.55%	2.57%
Weighted average maturity (years)	11	12
Fair value of interest rate swap derivatives (asset)	31,817	18,619
Fair value of interest rate swap derivatives (liability)	32,691	19,822

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2016, 2015 and 2014

(28) Subsequent Events

On January 13, 2017, the Company raised approximately $63,791 through a public offering by issuing 2,695,000 shares of common stock, including 245,000 shares pursuant to the exercise of the underwriters’ over-allotment option.  Net proceeds of the offering, after all expenses, were approximately $63,262.

On January 23, 2017, the Company entered into a First Amendment to Loan Agreement and Loan Documents (the “First Amendment”) with NexBank SSB (the “Lender”) providing for the amendment of that certain Loan Agreement dated as of April 8, 2015 to increase the maximum aggregate principal amount of revolving loans that may be outstanding thereunder at any one time to $50,000  and reduce the total risk-based capital ratio required of CenterState Bank.  In connection with entering into the First Amendment, the Company issued to the Lender an Amended and Restated Revolving Promissory Note dated as of January 23, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 2nd day of March, 2017.

CENTERSTATE BANKS, INC.

/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal executive officer)

/s/ Jennifer Idell
Jennifer Idell
Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on March 2, 2017.

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
Joshua A. Snively

CenterState Banks, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2016

EXHIBIT INDEX

Exhibit No.	Exhibit

3.7	Amended and Restated Bylaws

10.13	Employment Agreement between the Company and Jennifer I. Idell, its Chief Financial Officer (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated May 2,2016.)*

10.14	Amendment to Employment Agreement between the Company and Ernest S. Pinner, its Executive Chairman of the Board, (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 22, 2016)*

21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document