Form 10-Q
period 2017-03-31
CenterState Banks, Inc.
filed 2017-05-04
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	55,413,925 shares
(class)	Outstanding at April 28, 2017

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$65,114	$66,368
Federal funds sold and Federal Reserve Bank deposits	214,369	109,286
Cash and cash equivalents	279,483	175,654
Trading securities, at fair value	—	12,383
Investment securities available for sale, at fair value	819,352	740,702
Investment securities held to maturity (fair value of $238,348 and $242,693
at March 31, 2017 and December 31, 2016, respectively)	243,812	250,543
Loans held for sale	2,637	2,285

Loans, excluding purchased credit impaired	3,343,946	3,243,823
Purchased credit impaired loans	176,058	185,924
Allowance for loan losses	(27,819)	(27,041)
Net Loans	3,492,185	3,402,706

Bank premises and equipment, net	115,400	114,815
Accrued interest receivable	12,971	12,112
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,910	17,669
Goodwill	106,028	106,028
Core deposit intangible, net	14,785	15,510
Trust intangible, net	665	699
Bank owned life insurance	99,065	98,424
Other repossessed real estate owned	7,201	7,090
Deferred income tax asset, net	56,792	63,208
Bank property held for sale	5,307	8,599
Interest rate swap derivatives, at fair value	35,107	31,817
Prepaid expense and other assets	20,296	18,315
TOTAL ASSETS	$5,328,996	$5,078,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,585,963	$1,426,624
Demand - interest bearing	893,945	917,004
Savings and money market accounts	1,294,258	1,263,479
Time deposits	522,957	545,437
Total deposits	4,297,123	4,152,544

Securities sold under agreement to repurchase	37,866	28,427
Federal funds purchased	268,377	261,986
Corporate debentures	26,016	25,958
Accrued interest payable	711	851
Interest rate swap derivatives, at fair value	35,979	32,691
Payables and accrued expenses	28,523	23,645
Total liabilities	4,694,595	4,526,102

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 51,126,126 and 48,146,981 shares issued and outstanding
at March 31, 2017 and December 31, 2016, respectively	511	482
Additional paid-in capital	495,642	430,459
Retained earnings	143,623	130,090
Accumulated other comprehensive loss	(5,375)	(8,574)
Total stockholders' equity	634,401	552,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,328,996	$5,078,559

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2017	2016
Interest income:
Loans	$44,249	$37,118
Investment securities available for sale:
Taxable	5,001	5,062
Tax-exempt	1,202	780
Federal funds sold and other	651	538
	51,103	43,498
Interest expense:
Deposits	1,897	1,481
Securities sold under agreement to repurchase	30	27
Federal funds purchased	537	267
Corporate debentures	318	248
	2,782	2,023

Net interest income	48,321	41,475
Provision for loan losses	995	510
Net interest income after loan loss provision	47,326	40,965

Non interest income:
Correspondent banking capital markets revenue	5,376	7,371
Other correspondent banking related revenue	1,073	1,404
Service charges on deposit accounts	3,575	2,736
Debit, prepaid, ATM and merchant card related fees	2,265	2,046
Wealth management related revenue	893	735
FDIC indemnification income	—	96
FDIC indemnification asset amortization	—	(1,166)
Bank owned life insurance income	641	565
Other non interest income	679	774
Total other income	14,502	14,561

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2017	2016
Non interest expense:
Salaries, wages and employee benefits	22,882	21,455
Occupancy expense	2,749	2,147
Depreciation of premises and equipment	1,684	1,497
Supplies, stationary and printing	354	299
Marketing expenses	852	690
Data processing expense	1,826	1,527
Legal, audit and other professional fees	888	903
Core deposit intangible ("CDI") amortization	725	643
Postage and delivery	428	355
ATM and debit card related expenses	706	596
Bank regulatory expenses	727	810
Gain on sale of repossessed real estate (“OREO”)	(104)	(158)
Valuation write down of repossessed real estate (“OREO”)	161	22
(Gain) loss on repossessed assets other than real estate	(7)	6
Foreclosure related expenses	605	489
Merger and acquisition related expenses	870	11,172
Branch closure and efficiency initiatives	77	456
Loss from termination of FDIC loss share agreements	—	17,560
Other expenses	2,620	2,384
Total other expenses	38,043	62,853

Income (loss) before provision for income taxes	23,785	(7,327)
Provision (benefit) for income taxes	7,185	(2,523)
Net income (loss)	$16,600	$(4,804)

Other comprehensive income, net of tax:
Unrealized securities holding gain, net of income taxes	$3,199	$2,569
Less: reclassified adjustments for gain included in net income, net of income taxes, of $0 and $0, respectively	—	—
Net unrealized gain on available for sale securities, net of income taxes	$3,199	$2,569

Total comprehensive income (loss)	$19,799	$(2,235)

Earnings (loss) per share:
Basic	$0.33	$(0.10)
Diluted	$0.32	$(0.10)
Common shares used in the calculation of earnings (loss) per share:
Basic (1)	50,632,011	46,343,033
Diluted (1)	51,407,704	46,343,033

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2017 and 2016 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2016	45,459,195	$455	$393,191	$95,430	$1,438	$490,514

Net loss				(4,804)		(4,804)
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $1,613					2,569	2,569

Dividends paid - common ($0.04 per share)				(1,918)		(1,918)
Stock grants issued	171,709	1	198			199
Stock based compensation expense			1,080			1,080
Stock options exercised, including tax benefit	59,980	1	302			303
Stock repurchase	(24,283)	(1)	(346)			(347)
Stock issued pursuant to Community Bank acquisition	2,276,042	23	31,842			31,865
Balances at March 31, 2016	47,942,643	$479	$426,267	$88,708	$4,007	$519,461

Balances at January 1, 2017	48,146,981	$482	$430,459	$130,090	$(8,574)	$552,457

Net income				16,600		16,600
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $2,009					3,199	3,199

Dividends paid - common ($0.06 per share)				(3,067)		(3,067)
Stock grants issued	199,718	2	204			206
Stock based compensation expense			1,139			1,139
Stock options exercised	114,901	1	1,347			1,348
Stock repurchase	(30,474)	(1)	(742)			(743)
Stock issued pursuant to public offering, net of costs of $529	2,695,000	27	63,235			63,262
Balances at March 31, 2017	51,126,126	$511	$495,642	$143,623	$(5,375)	$634,401

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$16,600	$(4,804)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	995	510
Depreciation of premises and equipment	1,684	1,497
Accretion of purchase accounting adjustments	(9,289)	(9,523)
Net amortization of investment securities	2,582	2,061
Net deferred loan origination fees	384	(77)
Trading securities revenue	(81)	(354)
Purchases of trading securities	(25,934)	(47,734)
Proceeds from sale of trading securities	38,398	47,476
Repossessed real estate owned valuation write down	161	22
Gain on sale of repossessed real estate owned	(104)	(158)
(Gain) loss on repossessed assets other than real estate	(7)	6
Gain on sale of residential loans held for sale	(231)	(98)
Residential loans originated and held for sale	(10,722)	(5,425)
Proceeds from sale of residential loans held for sale	10,601	5,598
Gain on disposal of bank property held for sale	(129)	(2)
Impairment on bank property held for sale	77	458
Gain on extinguishment of debt	—	(308)
Gain on sale of small business administration loans	(14)	—
Small business administration loans originated for sale	(326)	—
Proceeds from sale of small business administration loans	340	—
Deferred income taxes	4,408	(9,979)
Tax deduction in excess of book deduction for stock awards	(1,083)	—
Stock based compensation expense	1,139	1,080
Bank owned life insurance income	(641)	(565)
FDIC indemnification asset amortization	—	1,166
Loss from termination of FDIC loss share agreements	—	17,560
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(5,065)	(13,342)
Net change in accrued interest payable, accrued expense, and other liabilities	8,280	15,864
Net cash provided by operating activities	$32,023	929

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended March 31,
	2017	2016
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$(5,000)	$—
Purchases of mortgage backed securities	(102,253)	(122,807)
Proceeds from pay-downs of mortgage backed securities	30,685	21,486
Proceeds from sales of investment securities	—	79,297
Proceeds from sales of mortgage backed securities	—	62,418
Proceeds from called investment securities	—	920
Proceeds from maturities of investment securities	1,000	—
Held to maturity securities:
Purchases of investment securities	—	(11,149)
Proceeds from called investment securities	—	20,600
Proceeds from pay-downs of mortgage backed securities	6,274	6,227
Purchases of FHLB and FRB stock	(241)	—
Proceeds from sales of FHLB and FRB stock	—	29
Net increase in loans	(82,699)	(32,123)
Cash received from FDIC loss sharing agreements	—	5,482
Purchases of premises and equipment, net	(2,269)	(1,604)
Proceeds from sale of repossessed real estate	1,656	4,541
Proceeds from sale of bank property held for sale	3,344	690
Net cash from bank acquisitions	—	41,885
Net cash (used in) provided by investing activities	$(149,503)	$75,892
Cash flows from financing activities:
Net increase in deposits	144,691	171,278
Net increase in securities sold under agreement to repurchase	9,439	3,458
Net increase in federal funds purchased	6,391	25,048
Net decrease in other borrowings	—	(56,768)
Extinguishment of debt	—	(8,680)
Net (decrease) increase in payable to shareholders for acquisitions	(12)	342
Stock options exercised	1,348	303
Proceeds from stock offering, net of offering costs	63,262	—
Stock repurchased	(743)	(347)
Dividends paid	(3,067)	(1,918)
Net cash provided by financing activities	$221,309	$132,716

Net increase in cash and cash equivalents	103,829	209,537
Cash and cash equivalents, beginning of period	175,654	152,482
Cash and cash equivalents, end of period	$279,483	$362,019

Transfer of loans to other real estate owned	$1,824	$2,372
Transfers of bank property to held for sale	$—	$2,803

Cash paid during the period for:
Interest	$2,980	$1,421
Income taxes	$—	$2,923

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank of Florida, N.A. (“CenterState” or “Bank”), and non bank subsidiaries, R4ALL, Inc. and CSFL Insurance Corp. As of March 31, 2017, the Bank provides traditional deposit and lending products and services to its commercial and retail customers through 69 full service banking locations in 24 counties throughout Florida.

The Bank also operates a correspondent banking and capital markets division headquartered in Winter Haven, Florida, although the majority of its bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia, Winston Salem, North Carolina and San Francisco, California. This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits and  fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States.

R4ALL, Inc. purchases troubled loans from the Bank and manages their eventual disposition.  CSFL Insurance Corp. is a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month period ended March 31, 2017 are not necessarily indicative of the results expected for the full year.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were no anti-dilutive stock options for the three month period ending March 31, 2017.  Stock options for 890,410 shares of common stock were not considered in computing diluted earnings per common share during the three month period ending March 31, 2016 because they were anti-dilutive. The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended March 31,
	2017	2016
Basic
Net income (loss) available to common shareholders	$16,600	$(4,804)
Less: Earnings allocated to participating securities	(41)	—
Net income (loss) allocated to common shareholders	$16,559	$(4,804)

Weighted average common shares outstanding
including participating securities	50,759,345	46,343,033
Less: Participating securities (1)	(127,334)	—
Average shares	50,632,011	46,343,033
Basic earnings (loss) per common share	$0.33	$(0.10)

Diluted
Net income (loss) available to common shareholders	$16,559	$(4,804)
Weighted average common shares outstanding for
basic earnings per common share	50,632,011	46,343,033
Add: Dilutive effects of stock based compensation awards	775,693	—
Average shares and dilutive potential common shares	51,407,704	46,343,033
Diluted earnings (loss) per common share	$0.32	$(0.10)

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

The fair values of securities available for sale, excluding corporate debt securities, are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair values of corporate debt securities are calculated using market indicators such as broker quotes (Level 2).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2017
Assets:
Available for sale securities
Corporate debt securities	$5,000	—	$5,000	—
Obligations of U.S. government sponsored entities and agencies	9,515	—	9,515	—
Mortgage backed securities	782,303	—	782,303	—
Municipal securities	22,534	—	22,534	—
Interest rate swap derivatives	35,107	—	35,107	—

Liabilities:
Interest rate swap derivatives	35,979	—	35,979	—

at December 31, 2016
Assets:
Trading securities	$12,383	—	$12,383	—
Available for sale securities
U.S. Treasury securities	1,001	—	1,001	—
Obligations of U.S. government sponsored entities and agencies	9,301	—	9,301	—
Mortgage backed securities	707,957	—	707,957	—
Municipal securities	22,443	—	22,443	—
Interest rate swap derivatives	31,817	—	31,817	—

Liabilities:
Interest rate swap derivatives	32,691	—	32,691	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2017, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10.5%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2017
Assets:
Impaired loans
Residential real estate	$2,401	—	—	$2,401
Commercial real estate	8,146	—	—	8,146
Land, land development and construction	303	—	—	303
Commercial	1,099	—	—	1,099
Consumer	61	—	—	61
Other real estate owned
Residential real estate	842	—	—	842
Commercial real estate	887	—	—	887
Land, land development and construction	1,853	—	—	1,853
Bank property held for sale	123	—	—	123

at December 31, 2016
Assets:
Impaired loans
Residential real estate	$2,937	—	—	$2,937
Commercial real estate	8,355	—	—	8,355
Land, land development and construction	1,004	—	—	1,004
Commercial	1,207	—	—	1,207
Consumer	62	—	—	62
Other real estate owned
Residential real estate	137	—	—	137
Commercial real estate	873	—	—	873
Land, land development and construction	1,385	—	—	1,385
Bank property held for sale	868	—	—	868

Impaired loans measured at fair value had a recorded investment of $12,334 with a valuation allowance of $324, at March 31, 2017, and a recorded investment of $13,951, with a valuation allowance of $386, at December 31, 2016. The Company recorded a provision for loan loss expense of $87 on these loans during the three month period ending March 31, 2017.  The Company recorded a provision for loan loss expense of $115 on impaired loans carried at fair value during the three month period ending March 31, 2016.

Other real estate owned had a decline in fair value of $161 and $22 during the three month periods ending March 31, 2017 and 2016, respectively.  Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals.  The Company recognized an impairment charge, net of recoveries and gains on sale, of ($52) and $456  during the three month periods ending March 31, 2017 and 2016, respectively, related to bank properties held for sale.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at March 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$279,483	$279,483	$—	$—	$279,483
Trading securities	—	—	—	—	—
Investment securities available for sale	819,352	—	819,352	—	819,352
Investment securities held to maturity	243,812	—	238,348	—	238,348
FHLB and FRB stock	17,910	—	—	—	n/a
Loans held for sale	2,637	—	2,637	—	2,637
Loans, less allowance for loan losses of $27,819	3,492,185	—	—	3,480,845	3,480,845
Interest rate swap derivatives	35,107	—	35,107	—	35,107
Accrued interest receivable	12,971	—	4,220	8,751	12,971

Financial liabilities:
Deposits- without stated maturities	$3,774,166	$3,774,166	$—	$—	$3,774,166
Deposits- with stated maturities	522,957	—	525,196	—	525,196
Securities sold under agreement to repurchase	37,866	—	37,866	—	37,866
Federal funds purchased	268,377	—	268,377	—	268,377
Corporate debentures	26,016	—	—	22,496	22,496
Interest rate swap derivatives	35,979	—	35,979	—	35,979
Accrued interest payable	711	—	711	—	711

		Fair value measurements
at December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$175,654	$175,654	$—	$—	$175,654
Trading securities	12,383	—	12,383	—	12,383
Investment securities available for sale	740,702	—	740,702	—	740,702
Investment securities held to maturity	250,543	—	242,693	—	242,693
FHLB and FRB stock	17,669	—	—	—	n/a
Loans held for sale	2,285	—	2,285	—	2,285
Loans, less allowance for loan losses of $27,041	3,402,706	—	—	3,395,975	3,395,975
Interest rate swap derivatives	31,817	—	31,817	—	31,817
Accrued interest receivable	12,112	—	3,979	8,133	12,112

Financial liabilities:
Deposits- without stated maturities	$3,607,107	$3,607,107	$—	$—	$3,607,107
Deposits- with stated maturities	545,437	—	547,570	—	547,570
Securities sold under agreement to repurchase	28,427	—	28,427	—	28,427
Federal funds purchased	261,986	—	261,986	—	261,986
Corporate debentures	25,958	—	—	22,363	22,363
Interest rate swap derivatives	32,691	—	32,691	—	32,691
Accrued interest payable	851	—	851	—	851

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month periods ending March 31, 2017 and 2016.

	Three month period ending March 31, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$48,471	$2,632	$—	$—	$51,103
Interest expense	(1,927)	(537)	(318)	—	(2,782)
Net interest income (expense)	46,544	2,095	(318)	—	48,321
Provision for loan losses	(1,024)	29	—	—	(995)
Non interest income	8,053	6,449	—	—	14,502
Non interest expense	(32,443)	(4,746)	(854)	—	(38,043)
Net income (loss) before taxes	21,130	3,827	(1,172)	—	23,785
Income tax (provision) benefit	(6,414)	(1,476)	705	—	(7,185)
Net income (loss)	$14,716	$2,351	$(467)	$—	$16,600
Total assets	$4,858,409	$465,219	$666,542	$(661,174)	$5,328,996

	Three month period ending March 31, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	41,434	2,064	$—	$—	43,498
Interest expense	(1,513)	(262)	(248)	—	(2,023)
Net interest income (expense)	39,921	1,802	(248)	—	41,475
Provision for loan losses	(458)	(52)	—	—	(510)
Non interest income	5,478	8,775	308	—	14,561
Non interest expense	(56,022)	(5,782)	(1,049)	—	(62,853)
Net income (loss) before taxes	(11,081)	4,743	(989)	—	(7,327)
Income tax (provision) benefit	3,983	(1,830)	370	—	2,523
Net income (loss)	(7,098)	2,913	(619)	$—	(4,804)
Total assets	4,596,420	366,956	552,369	(546,090)	4,969,655

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates primarily through the Bank providing traditional deposit and lending products and services to its commercial and retail customers through  69 full service banking locations in 24 counties throughout Florida.

Correspondent banking and capital markets division: Operating as a division of our Bank, the correspondent area’s primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services. The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions primarily located in Southeastern United States.

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

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,000	$—	$—	$5,000
Obligations of U.S. government sponsored entities and agencies	10,013	—	498	9,515
Mortgage backed securities	791,193	2,287	11,177	782,303
Municipal securities	21,898	657	21	22,534
Total available-for-sale	$828,104	$2,944	$11,696	$819,352

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,000	$1	$—	$1,001
Obligations of U.S. government sponsored entities and agencies	10,027	—	726	9,301
Mortgage backed securities	721,657	1,795	15,495	707,957
Municipal securities	21,976	505	38	22,443
Total available-for-sale	$754,660	$2,301	$16,259	$740,702
The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2016 were securities acquired through the acquisitions of Community Bank of South Florida, Inc. (“Community”) and Hometown of Homestead Banking Company (“Hometown”) on March 1, 2016. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the three months ended March 31, 2017 and 2016 were as follows:

For the nine months ended:	March 31, 2017	March 31, 2016
Proceeds	$—	$141,715
Gross gains	—	—
Gross losses	—	—

The tax provision related to these net realized gains was $0 and $0, respectively.

The fair value of available for sale securities at March 31, 2017 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due after one year through five years	$4,371	$4,188
Due after five years through ten years	11,920	11,787
Due after ten years through thirty years	20,758	20,936
Mortgage backed securities	782,303	791,193
Total available-for-sale	$819,352	$828,104

Available for sale securities pledged at March 31, 2017 and December 31, 2016 had a carrying amount (estimated fair value) of $245,887 and $220,560 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At  March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,515	$498	$—	$—	$9,515	$498
Mortgage backed securities	537,827	9,918	30,508	1,259	568,335	11,177
Municipal securities	2,092	21	—	—	2,092	21
Total temporarily impaired available-for-sale securities	$549,434	$10,437	$30,508	$1,259	$579,942	$11,696

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,301	$726	$—	$—	$9,301	$726
Mortgage backed securities	591,064	13,941	31,121	1,554	622,185	15,495
Municipal securities	2,081	38	—	—	2,081	38
Total temporarily impaired available-for-sale securities	$602,446	$14,705	$31,121	$1,554	$633,567	$16,259

At  March 31, 2017, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

Held-to-Maturity

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of March 31, 2017 and December 31, 2016.

	March 31, 2017
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$113,763	$—	$1,098	$112,665
Municipal securities	130,049	734	5,100	125,683
Total held-to-maturity	$243,812	$734	$6,198	$238,348

	December 31, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$120,367	$—	$1,986	$118,381
Municipal securities	130,176	434	6,298	124,312
Total held to maturity	$250,543	$434	$8,284	$242,693

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-maturity securities pledged at March 31, 2017 and December 31, 2016 had a carrying amount of $26,175 and $27,757 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2017, there were no holdings of held-to-maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held-to-maturity securities at March 31, 2017 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities held-to-maturity	Value	Cost
Due after five years through ten years	$1,541	$1,538
Due after ten years through thirty years	124,142	128,511
Mortgage backed securities	112,665	113,763
Total held-to-maturity	$238,348	$243,812

The following table shows the Company’s held-to-maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$112,665	$1,098	$—	$—	$112,665	$1,098
Municipal securities	85,969	5,100	—	—	85,969	5,100
Total temporarily impaired held-to-maturity securities	$198,634	$6,198	$—	$—	$198,634	$6,198

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$118,381	$1,986	$—	$—	$118,381	$1,986
Municipal securities	95,552	6,298	—	—	95,552	6,298
Total temporarily impaired held-to-maturity securities	$213,933	$8,284	$—	$—	$213,933	$8,284

At March 31, 2017, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2017	December 31, 2016
Loans excluding PCI loans
Real estate loans
Residential	$818,537	$816,304
Commercial	1,824,100	1,755,922
Land, development and construction	148,585	142,044
Total real estate	2,791,222	2,714,270
Commercial	462,925	439,540
Consumer and other loans	88,941	89,538
Loans before unearned fees and deferred cost	3,343,088	3,243,348
Net unearned fees and costs	858	475
Total loans excluding PCI loans	3,343,946	3,243,823
PCI loans (note 1)
Real estate loans
Residential	67,234	72,179
Commercial	94,751	99,566
Land, development and construction	9,522	9,944
Total real estate	171,507	181,689
Commercial	4,177	3,825
Consumer and other loans	374	410
Total PCI loans	176,058	185,924
Total loans	3,520,004	3,429,747
Allowance for loan losses for loans that are not PCI loans	(27,521)	(26,569)
Allowance for loan losses for PCI loans	(298)	(472)
Total loans, net of allowance for loan losses	$3,492,185	$3,402,706

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended March 31, 2017
Balance at beginning of period	$26,569	$472	$27,041
Loans charged-off	(902)	—	(902)
Recoveries of loans previously charged-off	685	—	685
Net charge-offs	(217)	—	(217)
Provision for loan losses	1,169	(174)	995
Balance at end of period	$27,521	$298	$27,819

Three months ended March 31, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(495)	—	(495)
Recoveries of loans previously charged-off	843	—	843
Net recoveries	348	—	348
Provision for loan losses	511	(1)	510
Balance at end of period	$23,002	$120	$23,122

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended March 31, 2017
Beginning of the period	$5,640	$14,713	$883	$3,785	$1,548	$26,569
Charge-offs	(86)	(14)	—	(528)	(274)	(902)
Recoveries	216	279	37	53	100	685
Provision for loan losses	(7)	635	143	234	164	1,169
Balance at end of period	$5,763	$15,613	$1,063	$3,544	$1,538	$27,521

Three months ended March 31, 2016
Beginning of the period	$6,015	$10,559	$936	$3,212	$1,421	$22,143
Charge-offs	(81)	(225)	(34)	—	(155)	(495)
Recoveries	318	204	205	58	58	843
Provision for loan losses	(428)	871	(211)	163	116	511
Balance at end of period	$5,824	$11,409	$896	$3,433	$1,440	$23,002

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended March 31, 2017
Beginning of the period	$54	$92	$312	$—	$14	$472
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	(4)	(34)	(136)	—	—	(174)
Balance at end of period	$50	$58	$176	$—	$14	$298

Three months ended March 31, 2016
Beginning of the period	$—	$103	$1	$3	$14	$121
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	—	—	(1)	—	(1)
Balance at end of period	$—	$103	$1	$2	$14	$120

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of March 31, 2017	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$585	$2	$9	$5	$22	$623
Collectively evaluated for impairment	5,178	15,611	1,054	3,539	1,516	26,898
Purchased credit impaired	50	58	176	—	14	298
Total ending allowance balance	$5,813	$15,671	$1,239	$3,544	$1,552	$27,819

Loans:
Individually evaluated for impairment	$7,687	$8,804	$354	$1,538	$223	$18,606
Collectively evaluated for impairment	810,850	1,815,296	148,231	461,387	88,718	3,324,482
Purchased credit impaired	67,234	94,751	9,522	4,177	374	176,058
Total ending loan balances	$885,771	$1,918,851	$158,107	$467,102	$89,315	$3,519,146

	Real Estate Loans
As of December 31, 2016	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$653	$—	$10	$7	$25	$695
Collectively evaluated for impairment	4,987	14,713	873	3,778	1,523	25,874
Purchased credit impaired	54	92	312	—	14	472
Total ending allowance balance	$5,694	$14,805	$1,195	$3,785	$1,562	$27,041

Loans:
Individually evaluated for impairment	$8,237	$9,017	$1,059	$1,710	$230	$20,253
Collectively evaluated for impairment	808,067	1,746,905	140,985	437,830	89,308	3,223,095
Purchased credit impaired	72,179	99,566	9,944	3,825	410	185,924
Total ending loan balance	$888,483	$1,855,488	$151,988	$443,365	$89,948	$3,429,272

Loans collectively evaluated for impairment reported at March 31, 2017 include loans acquired from Gulfstream Business Bank (“GSB”) on January 17, 2014 and from First Southern Bank (“FSB”) on June 1, 2014 and that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date. The aggregate fair value adjustment for these loans at their respective acquisition dates was approximately $17,761, or approximately 2.10% of the aggregate acquisition date balances.  The amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  The aggregate unamortized acquisition date fair value adjustment was approximately $5,683 and $6,473, which represents approximately 1.19% and 1.29% of the remaining outstanding balance of these acquired loans at March 31, 2017 and December 31, 2016, respectively.  Management has also estimated probable incurred losses based on performance since the respective acquisition dates, and based on these estimates, has included $2,089 and $2,230 in the Company’s general loan allowance with respect to these acquired loans at March 31, 2017 and December 31, 2016, respectively.

Loans collectively evaluated for impairment reported at March 31, 2017 also include loans acquired from Community and Hometown on March 1, 2016.  Management evaluated the performance of these groups of loans over the period subsequent to the acquisition date and considered the accretion of the credit discount, levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans.  The loans acquired from Community and Hometown are performing as expected and therefore no allowance for loan losses was recorded for these loans at March 31, 2017.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	Mar. 31, 2017	Dec. 31, 2016
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$10,976	$11,030
Nonperforming TDRs (these are included in NPLs)	1,295	2,075
Total TDRs (these are included in impaired loans)	12,271	13,105
Impaired loans that are not TDRs	6,335	7,148
Total impaired loans	$18,606	$20,253

In certain situations it is more common to restructure or modify the terms of troubled loans (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale. When the terms of a loan have been modified, usually the monthly payment and/or interest rate is reduced for generally twelve to twenty-four months. Material principal amounts on any loan modifications have not been forgiven to date.

TDRs as of March 31, 2017 and December 31, 2016 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of March 31, 2017	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,098	$588	$7,686
Commercial	2,821	597	3,418
Land, development, construction	272	82	354
Total real estate loans	10,191	1,267	11,458
Commercial	590	—	590
Consumer and other	195	28	223
Total TDRs	$10,976	$1,295	$12,271

As of December 31, 2016	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,358	$879	$8,237
Commercial	2,442	1,082	3,524
Land, development, construction	281	84	365
Total real estate loans	10,081	2,045	12,126
Commercial	749	—	749
Consumer and other	200	30	230
Total TDRs	$11,030	$2,075	$13,105

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $22 and partial charge offs of $23 on the TDR loans described above during the three month period ending March 31, 2017.  The Company recorded a provision for loan loss expense of $94 and partial charge-offs of $63 on TDR loans during the three month period ending March 31, 2016.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 89% of our TDRs are current pursuant to their modified terms, and $1,295, or approximately 11% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three month period ending March 31, 2017 were $70.  The Company recorded a loan loss provision of $2 for loans modified during the three month period ending March 31, 2017.   Loans modified as TDRs during the three month period ending March 31, 2016 were $1,049.  The Company recorded a loan loss provision of $23 for loans modified during the three month period ending March 31, 2016.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending March 31, 2017 and 2016.

	Period ending		Period ending
	March 31, 2017		March 31, 2016
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	—	$—	—	$—
Commercial real estate	1	456	2	1,004
Land, development, construction	—	—	—	—
Commercial and Industrial	—	—	1	63
Consumer and other	—	—	—	—
Total	1	$456	3	$1,067

The Company recorded a provision for loan loss expense of $5 and $7 and partial charge offs of $5 and $19,  on TDR loans that subsequently defaulted as described above during the three month periods ending March 31, 2017 and 2016, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of March 31, 2017	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,324	$4,218	$—
Commercial real estate	10,043	8,735	—
Land, development, construction	213	172	—
Commercial and industrial	1,389	1,335	—
Consumer, other	126	109	—

With an allowance recorded:
Residential real estate	3,626	3,469	585
Commercial real estate	70	69	2
Land, development, construction	209	182	9
Commercial and industrial	204	203	5
Consumer, other	119	114	22
Total	$20,323	$18,606	$623

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As of December 31, 2016	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$3,950	$3,847	$—
Commercial real estate	10,288	9,017	—
Land, development, construction	1,064	874	—
Commercial and industrial	1,493	1,448	—
Consumer, other	87	83	—

With an allowance recorded:
Residential real estate	4,592	4,390	653
Commercial real estate	—	—	—
Land, development, construction	212	185	10
Commercial and industrial	263	262	7
Consumer, other	165	147	25
Total	$22,114	$20,253	$695

Three months ended March 31, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,962	$61	$—
Commercial	8,910	35	—
Land, development, construction	706	4	—
Total real estate loans	17,578	100	—

Commercial and industrial	1,625	8	—
Consumer and other loans	227	2	—
Total	$19,430	$110	$—

Three months ended March 31, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,278	$57	$—
Commercial	13,326	55	—
Land, development, construction	2,146	12	—
Total real estate loans	23,750	124	—

Commercial and industrial	1,525	12	—
Consumer and other loans	270	3	—
Total	$25,545	$139	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Mar. 31, 2017	Dec. 31, 2016
Non accrual loans	$17,569	$19,003
Loans past due over 90 days and still accruing interest	—	—
Total non performing loans	$17,569	$19,003

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2017 and December 31, 2016, excluding purchased credit impaired loans:

As of March 31, 2017	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,964	$—
Commercial real estate	7,499	—
Land, development, construction	372	—
Commercial	1,453	—
Consumer, other	281	—
Total	$17,569	$—

As of December 31, 2016	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,068	$—
Commercial real estate	9,116	—
Land, development, construction	1,060	—
Commercial	1,421	—
Consumer, other	338	—
Total	$19,003	$—

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of March 31, 2017
Residential real estate	$818,537	$2,120	$4,655	$—	$6,775	$803,798	$7,964
Commercial real estate	1,824,100	3,965	2	—	3,967	1,812,634	7,499
Land/dev/construction	148,585	765	—	—	765	147,448	372
Commercial	462,925	2,508	1,050	—	3,558	457,914	1,453
Consumer	88,941	499	151	—	650	88,010	281
	$3,343,088	$9,857	$5,858	$—	$15,715	$3,309,804	$17,569

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2016
Residential real estate	$816,304	$3,739	$4,561	$—	$8,300	$800,936	$7,068
Commercial real estate	1,755,922	3,580	1,179	—	4,759	1,742,047	9,116
Land/dev/construction	142,044	2,111	71	—	2,182	138,802	1,060
Commercial	439,540	2,584	322	—	2,906	435,213	1,421
Consumer	89,538	501	178	—	679	88,521	338
	$3,243,348	$12,515	$6,311	$—	$18,826	$3,205,519	$19,003

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, as of March 31, 2017 and December 31, 2016.

		As of March 31, 2017
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$786,646	$13,270	$18,621	$—
Commercial real estate	1,705,877	92,195	26,028	—
Land/dev/construction	138,354	8,998	1,233	—
Commercial	449,928	10,204	2,793	—
Consumer	88,204	265	472	—
Total	$3,169,009	$124,932	$49,147	$—

		As of December 31, 2016
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$784,491	$13,820	$17,993	$—
Commercial real estate	1,636,473	94,897	24,552	—
Land/dev/construction	129,781	10,278	1,985	—
Commercial	426,894	9,570	3,076	—
Consumer	88,714	270	554	—
Total	$3,066,353	$128,835	$48,160	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of March 31, 2017 and December 31, 2016:

As of March 31, 2017	Residential	Consumer
Performing	$810,573	$88,660
Nonperforming	7,964	281
Total	$818,537	$88,941

As of December 31, 2016	Residential	Consumer
Performing	$809,236	$89,200
Nonperforming	7,068	338
Total	$816,304	$89,538

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2017 and December 31, 2016. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Mar. 31, 2017	Dec. 31, 2016
Contractually required principal and interest	$275,938	$297,821
Non-accretable difference	(10,426)	(18,372)
Cash flows expected to be collected	265,512	279,449
Accretable yield	(89,454)	(93,525)
Carrying value of acquired loans	176,058	185,924
Allowance for loan losses	(298)	(472)
Carrying value less allowance for loan losses	$175,760	$185,452

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $3,804 and $3,364 from non-accretable difference to accretable yield during the three month periods ending March 31, 2017 and 2016 to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month periods ending March 31, 2017 and 2016.

Activity during the		Effect of	income	all other
three month period ending March 31, 2017	Dec. 31, 2016	acquisitions	accretion	adjustments	Mar. 31, 2017
Contractually required principal and interest	$297,821	$—	$—	$(21,883)	$275,938
Non-accretable difference	(18,372)	—	—	7,946	(10,426)
Cash flows expected to be collected	279,449	—	—	(13,937)	265,512
Accretable yield	(93,525)	—	8,525	(4,454)	(89,454)
Carry value of acquired loans	$185,924	$—	$8,525	$(18,391)	$176,058

Activity during the		Effect of	income	all other
three month period ending March 31, 2016	Dec. 31, 2015	acquisitions	accretion	adjustments	Mar. 31, 2016
Contractually required principal and interest	$332,570	$73,005	$—	$(31,689)	$373,886
Non-accretable difference	(19,452)	(9,295)	—	6,520	(22,227)
Cash flows expected to be collected	313,118	63,710	—	(25,169)	351,659
Accretable yield	(102,590)	(18,585)	8,908	(2,876)	(115,143)
Carry value of acquired loans	$210,528	$45,125	$8,908	$(28,045)	$236,516

NOTE 7: Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $37,866 at March 31, 2017 compared to $28,427 at December 31, 2016.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of March 31, 2017	Securities	Securities	Total
Market value of securities pledged	$45,910	$440	$46,350
Borrowings related to pledged amounts	37,683	183	37,866
Market value pledged as a % of borrowings	122%	240%	122%

As of December 31, 2016
Market value of securities pledged	$34,159	$1,363	$35,522
Borrowings related to pledged amounts	27,558	869	28,427
Market value pledged as a % of borrowings	124%	157%	125%

Any risk related to these arrangements, primarily market value changes, are minimized due to the overnight (one day) maturity and the additional collateral pledged over the borrowed amounts.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8:  Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At March 31, 2017 and December 31, 2016, the notional amount of such arrangements was $2,706,598 and $2,441,768, respectively, and investment securities with a fair value of $16,601 and $22,562 were pledged as collateral to the third party dealers.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	Mar. 31, 2017	Dec. 31, 2016
Notional amount	$2,706,598	$2,441,768
Weighted average pay rate on interest-rate swaps	2.68%	2.56%
Weighted average receive rate on interest rate swaps	2.68%	2.55%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$35,107	31,817
Fair value of interest rate swap derivatives (liability)	$35,979	$32,691

NOTE 09:  Stock Offering

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools are eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires an employer to classify the cash paid

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (previous guidance did not specify how these cash flows were to be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016.   On January 1, 2017, the Company adopted this update which resulted in a reduction of income tax expense of approximately $1,083, or $0.02 per diluted earnings per share, for the three month period ending March 31, 2017.  These excess tax benefits are also reported as an operating activity on the Condensed Consolidated Statement of Cash Flows. The Company also elected to recognize the impact of forfeitures when they occur.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”, to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.

An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities”, to amend the amortization period for certain purchased callable debt securities held at a premium.  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this update require the premium to be amortized to the earliest call date.  No accounting change is required for securities held at a discount.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

NOTE 11:  Subsequent Events

On April 1, 2017, the Company closed its previously announced acquisition of Platinum Bank Holding Company (“Platinum”) in Brandon, Florida.  The purchase price was approximately $119,431 comprised of both stock and cash consideration.  The Company’s primary reasons for the transaction were to further solidify its market share in the West Central Florida market and expand its customer base to enhance deposit fee income and leverage operating costs through economies of scale.  During the first quarter of 2017, the Company incurred approximately $232 of acquisition costs related to this transaction.  These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.  The majority of the acquisition costs for this transaction are expected to be recorded during the second quarter of 2017.  Additional disclosures required by ASC 805 have been omitted because the information needed for the disclosures is not available due to the close proximity of the closing of this transaction with the date these financial statements are being issued.  On March 31, 2017, Platinum, with seven banking locations, reported total assets of $606,155, gross loans of $463,149 and deposits of $518,614.  Five banking locations were consolidated on April 20, 2017.

On May 1, 2017, the Company closed its previously announced acquisition of Gateway Financial Holdings of Florida, Inc. (“Gateway”) located in Daytona, Florida. The purchase price was approximately $157,372 comprised of both stock and cash consideration. The Company’s primary reasons for the transaction were to expand its market share in the Central Florida market, together with its acquisition of Platinum as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  During the first quarter of 2017, the Company incurred approximately $627 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income. The majority of the acquisition costs for this transaction are expected to be recorded during the second quarter of 2017.  Additional disclosures required by ASC 805 have been omitted because the information needed for the disclosures is not available due to the close proximity of the closing of this transaction with the date these financial statements are being issued.  On March 31, 2017, Gateway, with nine banking branch offices, reported total assets of $879,898, total loans of $571,549 and total deposits of $731,002.

ITEM 2:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts presented herein are in thousands, except per share data, or unless otherwise noted.)

Cautionary Note Regarding Any Forward-Looking Statements

Some of the statements made in this report are “forward-looking statements” within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, legislative and regulatory initiatives; additional competition in our markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by us; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which we are subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2017 AND DECEMBER 31, 2016

Overview

Our total assets increased approximately 5% from December 31, 2016 to March 31, 2017, which was primarily the result of deposit growth. Deposits increased $144,579, or 14% annualized, primarily in commercial checking.  The growth in liquidity from the liability increases was used primarily to support the 11% annualized loan growth during the period.  Our loan to deposit ratio was 81.9% and 82.6% at March 31, 2017 and December 31, 2016, respectively.

The Company completed the sale of 2,695,000 shares of common stock pursuant to a public offering which resulted in approximately $63.3 million in net proceeds on January 13, 2017. Tangible book value increased 12% from $8.93 at December 31, 2016 to $10.03 at March 31, 2017.

These changes are discussed and analyzed below and on the following pages.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $214,369 at March 31, 2017 (approximately 4% of total assets) as compared to $109,286 at December 31, 2016 (approximately 2% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $819,352 at March 31, 2017 (approximately 15% of total assets) compared to $740,702 at December 31, 2016 (approximately 15% of total assets), an increase of $78,650 or 11%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Operations and Comprehensive Income. Securities purchased for this portfolio have primarily been various municipal securities. A list of the activity in this portfolio is summarized below.

	Three month periods ended
	Mar. 31, 2017	Mar. 31, 2016
Beginning balance	$12,383	$2,107
Purchases	25,934	47,734
Proceeds from sales	(38,398)	(47,476)
Net realized gain on sales	81	326
Net unrealized gains	—	28
Ending balance	$—	$2,719

Investment securities held to maturity

At March 31, 2017, we had $243,812 (unamortized cost basis) of securities with an estimated fair value of $238,348, resulting in a net unrecognized loss of $5,464, compared to $250,543 (unamortized cost basis) of securities with an estimated fair value of $242,693 and a net unrecognized loss of $7,850 at December 31, 2016.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. These loans are recorded at the lower of cost or market. Gains and losses on the sale of loans held for sale are included as a component of non-interest income in our Condensed Consolidated Statement of Operations and Comprehensive Income. A list of the activity in this portfolio is summarized below.

	Three month periods ended
	Mar. 31, 2017	Mar. 31, 2016
Beginning balance	$2,285	$1,529
Effect from acquisitions	—	732
Loans originated	10,722	5,425
Proceeds from sales	(10,601)	(5,598)
Net realized gain on sales	231	98
Ending balance	$2,637	$2,186

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the three month period ended March 31, 2017, were $3,483,481 or 74.1% of average earning assets, as compared to $2,784,238, or 71.4% of average earning assets, for the three month period ending March 31, 2016. Total loans at March 31, 2017 and December 31, 2016 were $3,520,004 and $3,429,747, respectively. This represents a loan to total asset ratio of 66.1% and 67.5% and a loan to deposit ratio of 81.9% and 82.6%, at March 31, 2017 and December 31, 2016, respectively.

Non-PCI loans

At March 31, 2017, we have total Non-PCI loans of $3,343,946.  Total new loans originated during the three month period ended March 31, 2017 approximated $306.1 million, of which $266.9 million were funded at the time of origination. The weighted average tax equivalent interest rate on funded loans was approximately 4.05% during the three month period.  The loan origination pipeline is approximately $460 million at March 31, 2017 compared to $372 million at December 31, 2016.

The graph below summarizes new loan originations and funded loan production over the past nine quarters.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at March 31, 2017 were $176,058 compared to $185,924 at December 31, 2016.

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

Total loans at March 31, 2017 were $3,520,004. Of this amount, approximately 84.2% are collateralized by real estate, 13.3% are commercial non real estate loans and the remaining 2.5% are consumer and other non real estate loans. We have $885,771 of single family residential loans which represents about 25% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 54.5% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2017	December 31, 2016
Loans excluding PCI loans
Real estate loans
Residential	$818,537	$816,304
Commercial	1,824,100	1,755,922
Land, development and construction	148,585	142,044
Total real estate	2,791,222	2,714,270
Commercial	462,925	439,540
Consumer and other loans	88,941	89,538
Loans before unearned fees and deferred cost	3,343,088	3,243,348
Net unearned fees and costs	858	475
Total loans excluding PCI loans	3,343,946	3,243,823
PCI loans (note 1)
Real estate loans
Residential	67,234	72,179
Commercial	94,751	99,566
Land, development and construction	9,522	9,944
Total real estate	171,507	181,689
Commercial	4,177	3,825
Consumer and other loans	374	410
Total PCI loans	176,058	185,924
Total loans	3,520,004	3,429,747
Allowance for loan losses for loans that are not PCI loans	(27,521)	(26,569)
Allowance for loan losses for PCI loans	(298)	(472)
Total loans, net of allowance for loan losses	$3,492,185	$3,402,706
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	March 31, 2017	December 31, 2016
Originated Loans
Real estate loans
Residential	$574,494	$552,749
Commercial	1,201,768	1,112,149
Land, development and construction loans	125,115	115,983
Total real estate loans	1,901,377	1,780,881
Commercial loans	407,884	382,009
Consumer and other loans	86,902	87,266
Total loans before unearned fees and costs	2,396,163	2,250,156
Unearned fees and costs	858	475
Total originated loans	2,397,021	2,250,631

Acquired Loans (1)
Real estate loans
Residential	244,043	263,555
Commercial	622,332	643,773
Land, development and construction loans	23,470	26,061
Total real estate loans	889,845	933,389
Commercial loans	55,041	57,531
Consumer and other loans	2,039	2272
Total acquired loans	946,925	993,192

PCI loans
Real estate loans
Residential	67,234	72,179
Commercial	94,751	99,566
Land, development and construction loans	9,522	9,944
Total real estate loans	171,507	181,689
Commercial loans	4,177	3,825
Consumer and other loans	374	410
Total PCI loans	176,058	185,924

Total Loans	$3,520,004	$3,429,747

(1)	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016); and
•	Hometown of Homestead Banking Company acquisition (year 2016).

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at March 31, 2017 and December 31, 2016.

	Mar. 31, 2017			Dec. 31, 2016			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$2,380,220	$24,129	1.01%	$2,232,474	$22,934	1.03%	$147,746	$1,195	(2)	bps
Impaired originated loans	16,801	583	3.47%	18,157	652	3.59%	(1,356)	(69)	(12)	bps
Total originated loans	2,397,021	24,712	1.03%	2,250,631	23,586	1.05%	146,390	1,126	(2)	bps

Acquired loans (2)	945,120	2,769	0.29%	991,096	2,940	0.30%	(45,976)	(171)	(1)	bps
Impaired acquired loans (1)	1,805	40	2.22%	2,096	43	2.05%	(291)	(3)	17	bps
Total acquired loans	946,925	2,809	0.30%	993,192	2,983	0.30%	(46,267)	(174)	–	bps

Total non-PCI loans	3,343,946	27,521		3,243,823	26,569		100,123	952
PCI loans	176,058	298		185,924	472		(9,866)	(174)
Total loans	$3,520,004	$27,819		$3,429,747	$27,041		$90,257	$778

(1)	These are loans that were acquired as performing loans that subsequently became impaired.
(2)

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at March 31, 2017 was approximately $13,718 or 1.4% of the aggregate outstanding related loan balances.  Prior to March 31, 2016, the Company did not previously include loans acquired pursuant to the TD Bank and Federal Trust acquisitions that occurred in 2011.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016) and the Hometown of Homestead Banking Company acquisition (year 2016).

The general loan loss allowance relating to originated loans increased by $1,126 resulting primarily from an increase in loans outstanding of $146,390.  Net changes resulting from a mixture of decreases and increases in the Company’s various two year historical loss factors and qualitative factors also slightly affected the net change.

The general loan loss allowance relating to acquired loans decreased by $174 resulting primarily from a decline in loans outstanding of $46,267.  Acquired loans include loans from the two bank acquisitions (Community Bank and Hometown of Homestead Banking Company), as discussed above in note 2, and were recorded at estimated fair value at the March 1, 2016 acquisition date.  As of the end of the current quarter, the Company has a 13 month history with the performing loans acquired from Community and Hometown.  Management evaluated the performance of these groups of loans over the period subsequent to the acquisition date and considered the accretion of the credit discount, levels of and trends in nonperforming loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans. The loans acquired from Community and Hometown are performing as expected and therefore no provision for loan loss was recorded for these loans as of March 31, 2017.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at March 31, 2017 are equal to $18,606 ($16,801 originated impaired loans plus $1,805 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,717 to $18,606 ($17,983 when the $623 specific allowance is considered) from their legal unpaid principal balance outstanding of $20,323.  In the aggregate, total impaired loans have been written down to approximately 88% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 85% of their legal unpaid principal balance.  Approximately $9,860 of the Company’s impaired loans, or 53% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at March 31, 2017. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended March 31, 2017
Balance at beginning of period	$26,569	$472	$27,041
Loans charged-off	(902)	—	(902)
Recoveries of loans previously charged-off	685	—	685
Net charge-offs	(217)	—	(217)
Provision for loan losses	1,169	(174)	995
Balance at end of period	$27,521	$298	$27,819

Three months ended March 31, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(495)	—	(495)
Recoveries of loans previously charged-off	843	—	843
Net recoveries	348	—	348
Provision for loan losses	511	(1)	510
Balance at end of period	$23,002	$120	$23,122

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.53% at March 31, 2017, compared to 0.59% at December 31, 2016.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $24,888 at March 31, 2017, compared to $26,207 at December 31, 2016. Non-performing assets as a percentage of total assets were 0.47% at March 31, 2017, compared to 0.52% at December 31, 2016. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Mar. 31, 2017	Dec. 31, 2016
Non-accrual loans (note 1)	$17,569	$19,003
Accruing loans 90 days or more past due (note 1)	—	—
Total non-performing loans ("NPLs") (note 1)	17,569	19,003
Other real estate owned ("OREO")	7,201	7,090
Repossessed assets other than real estate ("ORAs") (note 1)	118	114
Total NPAs	$24,888	$26,207

NPLs as percentage of total loans (note 1)	0.53%	0.59%
NPAs as percentage of total assets	0.47%	0.52%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.74%	0.81%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.47%	0.58%
Allowance for loan losses as percentage of NPLs (note 1)	157%	140%
note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of March 31, 2017 the Company had non-accrual loans with an aggregate book value of $17,569 compared to December 31, 2016 when an aggregate book value of $19,003 was reported.

The second largest component of non-performing assets after non-accrual loans is OREO. At March 31, 2017, total OREO was $7,201 compared to $7,090 at December 31, 2016.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At March 31, 2017 we have identified a total of $18,606 impaired loans, excluding PCI loans. A specific valuation allowance of $623 has been attached to $4,037 of impaired loans included in the total $18,606 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $18,606, has been partially charged down by $1,717 from their aggregate legal unpaid balance of $20,323.

The table below summarizes impaired loan data for the periods presented.

	Mar. 31, 2017	Dec. 31, 2016
Impaired loans with a specific valuation allowance	$4,037	$4,984
Impaired loans without a specific valuation allowance	14,569	15,269
Total impaired loans	$18,606	$20,253

Performing TDRs (these are not included in NPLs)	$10,976	$11,030
Non performing TDRs (these are included in NPLs)	1,295	2,075
Total TDRs	12,271	13,105
Impaired loans that are not TDRs	6,335	7,148
Total impaired loans	$18,606	$20,253

Bank premises and equipment

Bank premises and equipment was $115,400 at March 31, 2017 compared to $114,815 at December 31, 2016, an increase of $585 or 0.5%.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Mar. 31, 2017	Dec. 31, 2016
Land	$40,952	$40,952
Land improvements	1,177	1146
Buildings	71,242	71,069
Leasehold improvements	5,359	5,310
Furniture, fixtures and equipment	35,955	34,912
Construction in progress	3,849	2,878
Subtotal	158,534	156,267
Less: accumulated depreciation	43,134	41,452
Total	$115,400	$114,815

Our branch real estate held for sale at March 31, 2017 and December 31, 2016 was $5,307 and $8,599, respectively, a net decrease of $3,292.  We sold three properties during the quarter and received net proceeds of $3,344.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $35,107 at March 31, 2017 compared to $31,817 at December 31, 2016.  The fair value of interest rate swap derivatives (liability component) was $35,979 at March 31, 2017 compared to $32,691 at December 31, 2016.

Deposits

Total deposits were $4,297,123 at March 31, 2017 compared to $4,152,544 at December 31, 2016, an increase of $144,579, or approximately 14% on an annualized basis.  Non-time deposits increased $167,059 during the period.  The increase in non-time deposits was offset by the continued decline in time deposits, which decreased $22,480 during the period.  The majority of the increase in non-time deposits during the period was in commercial checking accounts.  The cost of interest bearing deposits in the current quarter is 0.28%, the same as the fourth quarter of 2016. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.18%, the same as the fourth quarter of 2016.  The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	Mar. 31, 2017	total	Dec. 31, 2016	total
Demand - non-interest bearing	$1,585,963	37%	$1,426,624	34%
Demand - interest bearing	893,945	21%	917,004	22%
Savings deposits	384,202	9%	362,947	9%
Money market accounts	910,056	21%	900,532	22%
Time deposits	522,957	12%	545,437	13%
Total deposits	$4,297,123	100%	$4,152,544	100%

.

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $37,866 at March 31, 2017 compared to $28,427 at December 31, 2016.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At March 31, 2017 we had $268,377 of correspondent bank deposits or federal funds purchased, compared to $261,986 at December 31, 2016.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. We had no advances from the Federal Home Loan Bank during the periods ending March 31, 2017 and December 31, 2016.

Corporate debentures

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

Stockholders’ equity

Stockholders’ equity at March 31, 2017, was $634,401, or 11.9% of total assets, compared to $552,457, or 10.9% of total assets at December 31, 2016. The increase in stockholders’ equity was due to the following items:

Total stockholders' equity at December 31, 2016	$552,457
Net income during the period	16,600
Dividends paid on common shares ($0.06 per share)	(3,067)
Net increase in market value of securities available for sale, net of deferred taxes	3,199
Stock options exercised	1,348
Equity based compensation	1,345
Stock repurchase (30,474 shares, average price of $24.38 per share)	(743)
Net proceeds from stock issued pursuant to public offering	63,262
Total stockholders' equity at March 31, 2017	$634,401

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets. Management believes, as of March 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Selected consolidated capital ratios at March 31, 2017 and December 31, 2016 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2017
Total capital (to risk weighted assets)	$557,718	14.1%	$315,319	>8.0%	$242,399
Tier 1 capital (to risk weighted assets)	529,898	13.4%	236,489	>6.0%	293,409
Common equity Tier 1 capital (to risk weighted assets)	503,782	12.8%	177,367	>4.5%	326,415
Tier 1 capital (to average assets)	529,898	10.4%	203,005	>4.0%	326,893

December 31, 2016
Total capital (to risk weighted assets)	$479,966	12.5%	$306,281	>8.0%	$173,685
Tier 1 capital (to risk weighted assets)	452,925	11.8%	229,711	>6.0%	223,214
Common equity Tier 1 capital (to risk weighted assets)	431,546	11.3%	172,283	>4.5%	259,263
Tier 1 capital (to average assets)	452,925	9.1%	198,891	>4.0%	254,034

CenterState Bank of Florida, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2017
Total capital (to risk weighted assets)	$467,215	11.9%	$393,959	>10.0%	$73,256
Tier 1 capital (to risk weighted assets)	439,402	11.2%	315,167	>8.0%	124,235
Common equity Tier 1 capital (to risk weighted assets)	439,402	11.2%	256,073	>6.5%	183,329
Tier 1 capital (to average assets)	439,402	8.6%	254,113	>5.0%	185,289

December 31, 2016
Total capital (to risk weighted assets)	$451,152	11.8%	$382,682	>10.0%	$68,470
Tier 1 capital (to risk weighted assets)	424,118	11.1%	306,145	>8.0%	117,973
Common equity Tier 1 capital (to risk weighted assets)	424,118	11.1%	248,743	>6.5%	175,375
Tier 1 capital (to average assets)	424,118	8.5%	248,565	>5.0%	175,553

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

Overview

We recognized net income of $16,600 or $0.33 per share basic and $0.32 per share diluted for the three month period ended March 31, 2017, compared to net loss of $4,804 or $0.10 per share basic and diluted for the same period in 2016.  A summary of the differences are listed in the table below.

	Mar. 31,	Mar. 31,	increase
Three month period ending	2017	2016	(decrease)
Net interest income	$48,321	$41,475	$6,846
Provision for loan losses	995	510	485
Net interest income after loan loss provision	47,326	40,965	6,361

Correspondent banking and capital markets division	6,449	8,775	(2,326)
IA amortization	—	(1,166)	1,166
FDIC revenue	—	96	(96)
Gain on early extinguishment of debt	—	308	(308)
Gain on sale of bank property held for sale	129	—	129
All other non interest income	7,924	6,548	1,376
Total non interest income	14,502	14,561	(59)

Correspondent banking and capital markets division	4,746	5,782	(1,036)
Credit related expenses	655	359	296
Merger related expenses	870	11,172	(10,302)
Impairment (recovery) of branch real estate held for sale	77	456	(379)
Termination of FDIC loss share agreements	—	17,560	(17,560)
All other non interest expense	31,695	27,524	4,171
Total non interest expense	38,043	62,853	(24,810)

Net income before provision for income taxes	23,785	(7,327)	31,112
Provision for income taxes	7,185	(2,523)	9,708
Net income (loss)	$16,600	$(4,804)	$21,404

The primary differences between the two quarters presented above relate the termination of the FDIC loss share agreements in February 2016 resulting in a charge of $17,560 during the first quarter of 2016 and merger related expenses of $11,172 for the acquisitions of Community and Hometown on March 1, 2016.  Other differences between both quarters include lower IA amortization expense due to the termination of FDIC loss share agreements as state above and higher net interest income.

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Community and Hometown. The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Community and Hometown as of March 1, 2016. These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $6,846 or 16.5% to $48,321 during the three month period ended March 31, 2017 compared to $41,475 for the same period in 2016. The $6,846 increase was the result of a $7,605 increase in interest income and a $759 increase in interest expense.

Interest earning assets averaged $4,704,187 during the three month period ended March 31, 2017 as compared to $3,899,028 for the same period in 2016, an increase of $805,159, or 20.7%. The yield on average interest earning assets decreased 8 bps to 4.41% (4 bps to 4.52% tax equivalent basis) during the three month period ended March 31, 2017, compared to 4.49% (4.56% tax equivalent basis) for the same period in 2016. The combined effects of the $805,159 increase in average interest earning assets and the 8 bps (4 bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $7,605 ($8,259 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $3,025,290 during the three month period ended March 31, 2017 as compared to $2,519,372 for the same period in 2016, an increase of $505,918 or 20.1%. The cost of average interest bearing liabilities was 0.37% during the three month period ended March 31, 2017, compared to 0.32% for the same period in 2016. The effect of the $505,918 increase in average interest bearing liabilities and the 5 bps increase in cost of funds resulted in the $759 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2017 and 2016 on a tax equivalent basis.

	Three months ended March 31,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$3,300,971	$36,474	4.48%	$2,569,240	$28,489	4.46%
PCI loans (note 9)	182,510	8,525	18.94%	214,998	8,908	16.66%
Securities- taxable	861,031	5,001	2.36%	791,292	5,062	2.57%
Securities- tax exempt (note 8)	155,550	1,791	4.67%	98,196	1,186	4.86%
Fed funds sold and other (note 3)	204,125	651	1.29%	225,302	538	0.96%
Total interest earning assets	4,704,187	52,442	4.52%	3,899,028	44,183	4.56%

Allowance for loan losses	(26,984)			(22,616)
All other assets	538,312			479,454
Total assets	$5,215,515			$4,355,866

Interest bearing deposits (note 4)	2,704,860	1,897	0.28%	2,266,700	1,481	0.26%
Fed funds purchased	259,831	537	0.84%	197,335	262	0.53%
Other borrowings (note 5)	34,612	30	0.35%	34,285	32	0.38%
Corporate debenture (note 10)	25,987	318	4.96%	21,052	248	4.74%
Total interest bearing liabilities	3,025,290	2,782	0.37%	2,519,372	2,023	0.32%
Demand deposits	1,508,058			1,282,422
Other liabilities	65,899			56,650
Stockholders’ equity	616,268			497,422
Total liabilities and stockholders’ equity	$5,215,515			$4,355,866
Net interest spread (tax equivalent basis) (note 6)			4.15%			4.24%
Net interest income (tax equivalent basis)		$49,660			$42,160
Net interest margin (tax equivalent basis) (note 7)			4.28%			4.35%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $427 and $112 for the three month periods ended March 31, 2017 and 2016.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($112) and ($200) for the three month periods ended March 31, 2017 and 2016.

note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities (Non-GAAP).
note 7:	Represents net interest income divided by total interest earning assets (Non-GAAP).
note 8:

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt interest income on tax exempt investment securities and loans to a fully taxable basis (Non-GAAP).

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $59 and $37 for the three month periods ended March 31, 2017 and 2016.

The primary reason for the decrease in our net interest margin (“NIM”) during the current period was due to the mix of interest earning assets between the two periods presented above.  Higher average balances in lower yielding assets, such as taxable securities and federal funds sold, and lower average balances in higher yielding assets, such as PCI loans, during the three month period ending March 31, 2017 compared to the three month period ending March 31, 2016 contributed to the decrease in NIM.

The Company acquired two banks, Community and Hometown (the “Homestead banks”), on March 1, 2016.  As such, the acquired assets and assumed liabilities were fully integrated into the current quarter averages and income, resulting in a yield reduction on PCI loans due to the lower yield on the Homestead banks acquired PCI loans.

Provision for loan losses

The provision for loan losses increased $485 to $995 during the three month period ending March 31, 2017 compared to a provision expense of $510 for the comparable period in 2016. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2017 was $14,502 compared to $14,561 for the comparable period in 2016. This decrease was the result of the following components listed in the table below.

	Mar. 31,	Mar. 31,	$ increase	% increase
Three month period ending:	2017	2016	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$5,376	$7,371	$(1,995)	(27.1)%
Other correspondent banking related revenue (note 2)	1,073	1,404	(331)	(23.6)%
Wealth management related revenue	893	735	158	21.5%
Service charges on deposit accounts	3,575	2,736	839	30.7%
Debit, prepaid, ATM and merchant card related fees	2,265	2,046	219	10.7%
BOLI income	641	565	76	13.5%
Other service charges and fees	550	466	84	18.0%
Subtotal	$14,373	$15,323	$(950)	(6.2)%
Gain on early extinguishment of debt	—	308	(308)	(100.0)%
Gain on sale of bank properties held for sale	129	—	129	NM %
FDIC indemnification asset-amortization(see explanation below)	—	(1,166)	1,166	(100.0)%
FDIC indemnification income	—	96	(96)	(100.0)%
Total non-interest income	$14,502	$14,561	$(59)	(0.4)%

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

“Income from correspondent banking capital markets division” decreased between the two periods presented above due to decreased fees from bond and capital market sales.  Service charges on deposit accounts increased $839 in part due to the acquisitions of Community and Hometown on March 1, 2016 and new product changes on personal and business accounts implemented during the third quarter of 2016.  In addition, the termination of the FDIC loss share agreements in February 2016 resulted in no further FDIC indemnification asset amortization during the three month period ending March 31, 2017 which increased non-interest income by $1,166 compared to the same period in 2016.

Non-interest expense

Non-interest expense for the three months ended March 31, 2017 decreased $24,810, or 39.5%, to $38,043, compared to $62,853 for the same period in 2016. Components of our non-interest expenses are listed in the table below.

	Mar. 31,	Mar. 31,	$ increase	% increase
Three month period ending:	2017	2016	(decrease)	(decrease)
Salaries and wages	$17,474	$16,137	$1,337	8.3%
Incentive/bonus compensation	1,321	1,259	62	4.9%
Stock based compensation	1,139	1,080	59	5.5%
Employer 401K matching contributions	507	477	30	6.3%
Deferred compensation expense	144	160	(16)	(10.0)%
Health insurance and other employee benefits	1,477	1,260	217	17.2%
Payroll taxes	1,426	1,423	3	0.2%
Other employee related expenses	375	291	84	28.9%
Incremental direct cost of loan origination	(981)	(632)	(349)	55.2%
Total salaries, wages and employee benefits	22,882	21,455	1,427	6.7%

Gain on sale of OREO	(104)	(158)	54	(34.2)%
Valuation write down of OREO	161	22	139	631.8%
(Gain) loss on repossessed assets other than real estate	(7)	6	(13)	(216.7)%
Foreclosure and repossession related expenses	605	489	116	23.7%
Total credit related expenses	655	359	296	82.5%

Occupancy expense	2,749	2,147	602	28.0%
Depreciation of premises and equipment	1,684	1,497	187	12.5%
Supplies, stationary and printing	354	299	55	18.4%
Marketing expenses	852	690	162	23.5%
Data processing expense	1,826	1,527	299	19.6%
Legal, auditing and other professional fees	888	903	(15)	(1.7)%
Bank regulatory related expenses	727	810	(83)	(10.2)%
Postage and delivery	428	355	73	20.6%
Debit, prepaid, ATM and merchant card related expenses	706	596	110	18.5%
CDI amortization	725	642	83	12.9%
Other intangible amortization	37	36	1	2.8%
Internet and telephone banking	518	564	(46)	(8.2)%
Operational write-offs and losses	205	8	197	2,462.5%
Correspondent accounts and Federal Reserve charges	190	176	14	8.0%
Conferences/Seminars/Education/Training	232	133	99	74.4%
Director fees	178	209	(31)	(14.8)%
Travel expenses	60	79	(19)	(24.1)%
Other expenses	1,200	1,180	20	1.7%
Subtotal	37,096	33,665	3,431	10.2%
Impairment of bank property held for sale, net	77	456	(379)	(83.1)%
Merger and acquisition related expenses	870	11,172	(10,302)	(92.2)%
Loss from termination of FDIC loss share agreements	—	17,560	(17,560)	(100.0)%
Total non-interest expense	$38,043	$62,853	$(24,810)	(39.5)%

Excluding net impairments on bank property held for sale, merger related expenses and charges related to termination of FDIC loss sharing agreements, our non-interest expenses increased $3,431, or 10.2% to $37,096 during the current quarter compared to $33,665 during the same quarter last year. The overall primary reason for the increase relates to the acquisitions of Community and Hometown on March 1, 2016.

Provision for income taxes

We recognized an income tax expense for the three months ended March 31, 2017 of $7,185 on pre-tax income of $23,785 (an effective tax rate of 30.2%) compared to an income tax benefit of $2,523 on pre-tax loss of $7,327 (an effective tax rate of 34.4%) for the comparable quarter in 2016.  The primary reason for the decrease in the effective tax rates is due to a larger percentage of tax exempt interest income relative to total revenue and excess tax benefits of $1,083 recorded during the current quarter as a result of implementing ASU 2016-09, Stock Compensation Improvements to Employee Share-Based Payment Activity, on January 1, 2017.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Our Bank regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. The Bank’s asset/liability committee (ALCO) provides oversight to the liquidity management process and recommends guidelines, subject to the approval of its board of directors, and courses of action to address actual and projected liquidity needs.

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

Use of Non-GAAP Financial Measures and Ratios

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities.  Other financial holding companies may define or calculate these measures differently.

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

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Loans, excluding PCI loans	$35,724	$28,210
PCI loans	8,525	8,908
Securities - taxable	5,001	5,062
Securities - tax-exempt	1,202	780
Federal funds sold and other	651	538
Total Interest income (GAAP)	51,103	43,498

Tax equivalent adjustment
Non PCI loans	750	279
Securities - tax-exempt	589	406
Total tax equivalent adjustment	1,339	685

Interest income - tax equivalent
Loans excluding PCI loans	36,474	28,489
PCI loans	8,525	8,908
Securities - taxable	5,001	5,062
Securities - tax-exempt	1,791	1,186
Federal funds sold and other	651	538
Total interest income - tax equivalent	52,442	44,183

Total Interest expense (GAAP)	(2,782)	(2,023)

Net interest income - tax equivalent	$49,660	$42,160

Net interest income (GAAP)	$48,321	$41,475

Yields and costs
Yield on loans excluding PCI - tax equivalent	4.48%	4.46%
Yield on securities tax-exempt - tax equivalent	4.67%	4.86%
Yield on interest earning assets (GAAP)	4.41%	4.49%
Yield on interest earning assets - tax equivalent	4.52%	4.56%
Cost of interest bearing liabilities (GAAP)	0.37%	0.32%
Net interest spread (GAAP)	4.04%	4.17%
Net interest spread - tax equivalent	4.15%	4.24%
Net interest margin (GAAP)	4.17%	4.28%
Net interest margin - tax equivalent	4.28%	4.35%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2016. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2017. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There have been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2016 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
January 1, 2017	January 31, 2017	---	---	---	1,934,735
February 1, 2017	February 28, 2017	30,474 (1)	$24.38	---	1,934,735
March 1, 2017	March 31, 2017	---	---	---	1,934,735
Total for quarter ending March 31, 2017		30,474	$24.38	---	1,934,735

(1)

We did not repurchase any shares of our common stock during the first quarter of 2017 pursuant to our stock repurchase plan currently in place. We repurchased 30,474 shares of our common stock from our employees during the first quarter of 2017 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: May 4, 2017	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: May 4, 2017	By:	/s/ Jennifer L. Idell
Jennifer L. Idell
Executive Vice President
and Chief Financial Officer