Form 10-Q
period 2017-06-30
CenterState Banks, Inc.
filed 2017-08-03
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	60,026,741 shares
(class)	Outstanding at July 28, 2017

CENTERSTATE BANKS, INC. AND SUBSIDIARIES

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$87,277	$66,368
Federal funds sold and Federal Reserve Bank deposits	211,037	109,286
Deposits in other financial institutions (restricted cash)	21,337	—
Cash and cash equivalents	319,651	175,654
Trading securities, at fair value	1,934	12,383
Investment securities available for sale, at fair value	868,334	740,702
Investment securities held to maturity (fair value of $239,726 and $242,693
at June 30, 2017 and December 31, 2016, respectively)	238,798	250,543
Loans held for sale	8,959	2,285

Loans, excluding purchased credit impaired	4,467,169	3,243,823
Purchased credit impaired loans	179,364	185,924
Allowance for loan losses	(30,132)	(27,041)
Net Loans	4,616,401	3,402,706

Bank premises and equipment, net	140,820	114,815
Accrued interest receivable	15,432	12,112
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	19,199	17,669
Goodwill	257,683	106,028
Core deposit intangible, net	26,217	15,510
Other intangible assets, net	1,011	784
Bank owned life insurance	115,234	98,424
Other repossessed real estate owned	6,422	7,090
Deferred income tax asset, net	58,841	63,208
Bank property held for sale	13,526	8,599
Interest rate swap derivatives, at fair value	39,958	31,817
Prepaid expense and other assets	19,059	18,230
TOTAL ASSETS	$6,767,479	$5,078,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,926,047	$1,426,624
Demand - interest bearing	990,242	917,004
Savings and money market accounts	1,698,073	1,263,479
Time deposits	861,093	545,437
Total deposits	5,475,455	4,152,544

Securities sold under agreement to repurchase	47,014	28,427
Federal funds purchased	256,611	261,986
Corporate debentures	26,075	25,958
Accrued interest payable	1,064	851
Interest rate swap derivatives, at fair value	40,852	32,691
Payables and accrued expenses	30,150	23,645
Total liabilities	5,877,221	4,526,102

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 60,002,604 and 48,146,981 shares issued and outstanding
at June 30, 2017 and December 31, 2016, respectively	600	482
Additional paid-in capital	734,059	430,459
Retained earnings	155,257	130,090
Accumulated other comprehensive gain (loss)	342	(8,574)
Total stockholders' equity	890,258	552,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,767,479	$5,078,559

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income:
Loans	$56,619	$40,977	$100,868	$78,095
Investment securities:
Taxable	5,961	4,768	10,836	9,830
Tax-exempt	1,328	942	2,656	1,722
Federal funds sold and other	836	622	1,487	1,160
	64,744	47,309	115,847	90,807
Interest expense:
Deposits	2,619	1,740	4,516	3,221
Securities sold under agreement to repurchase	47	28	77	55
Federal funds purchased	728	250	1,265	521
Corporate debentures	333	294	651	538
	3,727	2,312	6,509	4,335

Net interest income	61,017	44,997	109,338	86,472
Provision for loan losses	1,899	911	2,894	1,421
Net interest income after loan loss provision	59,118	44,086	106,444	85,051

Non interest income:
Correspondent banking capital markets revenue	6,868	8,049	12,244	15,420
Other correspondent banking related revenue	1,195	1,242	2,268	2,646
Service charges on deposit accounts	3,822	3,329	7,397	6,065
Debit, prepaid, ATM and merchant card related fees	2,324	2,182	4,589	4,228
Wealth management related revenue	891	795	1,784	1,530
FDIC indemnification income	—	—	—	96
FDIC indemnification asset amortization	—	—	—	(1,166)
Bank owned life insurance income	694	654	1,335	1,219
Other non interest income	1,180	720	1,859	1,494
Total other income	16,974	16,971	31,476	31,532

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Non interest expense:
Salaries, wages and employee benefits	28,317	22,959	51,199	44,414
Occupancy expense	3,069	2,477	5,818	4,624
Depreciation of premises and equipment	1,837	1,588	3,521	3,085
Supplies, stationary and printing	434	380	788	679
Marketing expenses	1,078	826	1,930	1,516
Data processing expense	2,419	1,765	4,245	3,292
Legal, audit and other professional fees	932	949	1,820	1,852
Amortization of intangible assets	1,042	814	1,804	1,492
Postage and delivery	491	486	919	841
ATM and debit card related expenses	863	816	1,569	1,412
Bank regulatory expenses	891	968	1,618	1,778
Gain on sale of repossessed real estate (“OREO”)	(58)	(554)	(162)	(712)
Valuation write down of repossessed real estate (“OREO”)	310	392	471	414
Loss (gain) on repossessed assets other than real estate	1	31	(6)	37
Foreclosure related expenses	623	742	1,228	1,231
Merger and acquisition related expenses	9,458	—	10,328	11,172
Branch closure and efficiency initiatives	430	(38)	507	418
Loss from termination of FDIC loss share agreements	—	—	—	17,560
Other expenses	2,672	2,448	5,255	4,797
Total other expenses	54,809	37,049	92,852	99,902

Income before provision for income taxes	21,283	24,008	45,068	16,681
Provision for income taxes	6,050	8,274	13,235	5,751
Net income	$15,233	$15,734	$31,833	$10,930

Other comprehensive income, net of tax:
Unrealized securities holding gain, net of income taxes	$5,717	$3,277	$8,916	$5,846
Less: reclassified adjustments for gain included in net income, net of income taxes, of $0, $0, $0 and $0, respectively	—	—	—	—
Net unrealized gain on available for sale securities, net of income taxes	$5,717	$3,277	$8,916	$5,846

Total comprehensive income	$20,950	$19,011	$40,749	$16,776

Earnings per share:
Basic	$0.26	$0.33	$0.58	$0.23
Diluted	$0.26	$0.32	$0.57	$0.23
Common shares used in the calculation of earnings per share:
Basic (1)	58,306,562	47,781,994	54,490,488	46,968,000
Diluted (1)	59,369,636	48,453,912	55,396,988	47,620,315

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2017 and 2016 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2016	45,459,195	$455	$393,191	$95,430	$1,438	$490,514

Net income				10,930		10,930
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $3,671					5,846	5,846

Dividends paid - common ($0.08 per share)				(3,838)		(3,838)
Stock grants issued	188,826	2	198			200
Stock based compensation expense			2,142			2,142
Stock options exercised, including tax benefit	97,555	1	675			676
Stock repurchase	(25,337)	(1)	(363)			(364)
Stock issued pursuant to Community Bank acquisition	2,276,042	23	31,842			31,865
Balances at June 30, 2016	47,996,281	$480	$427,685	$102,522	$7,284	$537,971

Balances at January 1, 2017	48,146,981	$482	$430,459	$130,090	$(8,574)	$552,457

Net income				31,833		31,833
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $5,599					8,916	8,916

Dividends paid - common ($0.12 per share)				(6,666)		(6,666)
Stock grants issued	217,434	2	218			220
Stock based compensation expense			2,253			2,253
Stock options exercised	450,545	4	5,005			5,009
Stock repurchase	(31,052)	(1)	(756)			(757)
Stock issued pursuant to Platinum Bank acquisition	4,279,255	43	110,790			110,833
Stock issued pursuant to Gateway Bank acquisition	4,244,441	43	107,044			107,087
Stock options acquired and converted pursuant to Gateway Bank acquisition			15,811			15,811
Stock issued pursuant to public offering, net of costs of $529	2,695,000	27	63,235			63,262
Balances at June 30, 2017	60,002,604	$600	$734,059	$155,257	$342	$890,258

See notes to the accompanying condensed consolidated financial statements

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$31,833	$10,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,894	1,421
Depreciation of premises and equipment	3,521	3,085
Accretion of purchase accounting adjustments	(18,710)	(19,078)
Net amortization of investment securities	4,928	5,136
Net deferred loan origination fees	397	(394)
Trading securities revenue	(155)	(364)
Purchases of trading securities	(144,102)	(88,636)
Proceeds from sale of trading securities	154,706	91,107
Repossessed real estate owned valuation write down	471	414
Gain on sale of repossessed real estate owned	(162)	(712)
(Gain) loss on repossessed assets other than real estate	(6)	37
Gain on sale of residential loans held for sale	(528)	(321)
Residential loans originated and held for sale	(30,363)	(19,188)
Proceeds from sale of residential loans held for sale	24,217	17,441
Gain on disposal of and or sale of fixed assets	(217)	—
Gain on disposal of bank property held for sale	(129)	(40)
Impairment on bank property held for sale	507	458
Gain on extinguishment of debt	—	(308)
Gain on sale of small business administration loans	(193)	—
Small business administration loans originated for sale	(2,575)	—
Proceeds from sale of small business administration loans	2,768	—
Deferred income taxes	6,948	(5,341)
Tax deduction in excess of book deduction for stock awards	(2,202)	—
Stock based compensation expense	2,253	2,142
Bank owned life insurance income	(1,335)	(1,219)
FDIC indemnification asset amortization	—	1,166
Loss from termination of FDIC loss share agreements	—	17,560
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	2,176	4,829
Net change in accrued interest payable, accrued expense, and other liabilities	5,667	5,390
Net cash provided by operating activities	$42,609	25,515

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Six months ended June 30,
	2017	2016
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$(46,472)	$—
Purchases of mortgage backed securities	(131,934)	(193,694)
Proceeds from pay-downs of mortgage backed securities	59,507	54,780
Proceeds from sales of investment securities	104,260	79,297
Proceeds from sales of mortgage backed securities	156,564	62,418
Proceeds from called investment securities	710	4,350
Proceeds from maturities of investment securities	1,000	—
Held to maturity securities:
Purchases of investment securities	—	(43,430)
Purchases of mortgage backed securities	—	(3,730)
Proceeds from called investment securities	—	35,600
Proceeds from pay-downs of mortgage backed securities	10,888	16,427
Purchases of FHLB and FRB stock	(241)	—
Proceeds from sales of FHLB and FRB stock	5,572	29
Net increase in loans	(176,528)	(70,240)
Cash received from FDIC loss sharing agreements	—	5,482
Purchases of premises and equipment, net	(5,497)	(2,587)
Proceeds from sale of repossessed real estate	3,145	10,248
Proceeds from sale of fixed assets	548	—
Proceeds from sale of bank property held for sale	4,705	690
Purchase of bank owned life insurance	—	(10,000)
Net cash from bank acquisitions	86,530	41,885
Net cash (used in) provided by investing activities	$72,757	$(12,475)
Cash flows from financing activities:
Net increase in deposits	94,896	211,583
Net increase in securities sold under agreement to repurchase	13,018	2,575
Net increase in federal funds purchased	(5,375)	(26,134)
Net decrease in other borrowings	(134,732)	(57,418)
Extinguishment of debt	—	(8,680)
Net (decrease) increase in payable to shareholders for acquisitions	(24)	133
Stock options exercised	5,009	676
Proceeds from stock offering, net of offering costs	63,262	—
Stock repurchased	(757)	(364)
Dividends paid	(6,666)	(3,838)
Net cash provided by financing activities	$28,631	$118,533

Net increase in cash and cash equivalents	143,997	131,573
Cash and cash equivalents, beginning of period	175,654	152,482
Cash and cash equivalents, end of period	$319,651	$284,055

Transfer of loans to other real estate owned	$2,380	$4,291
Transfers of bank property to held for sale	$4,136	$2,803

Cash paid during the period for:
Interest	$7,427	$4,254
Income taxes	$6,848	$9,890

See notes to the accompanying condensed consolidated financial statements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Banks, Inc. (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank, N.A. (“CenterState” or “Bank”), and non bank subsidiaries, R4ALL, Inc. and CSFL Insurance Corp. As of June 30, 2017, the Bank provides traditional deposit and lending products and services to its commercial and retail customers through 78 full service banking locations in 28 counties throughout Florida.

The Bank also operates a correspondent banking and capital markets division headquartered in Winter Haven, Florida, although the majority of its bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama, Atlanta, Georgia, New York, New York, Winston Salem, North Carolina and San Francisco, California. This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits and  fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States.

R4ALL, Inc. purchases troubled loans from the Bank and manages their eventual disposition.  CSFL Insurance Corp. is a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six month periods ended June 30, 2017 are not necessarily indicative of the results expected for the full year.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were no anti-dilutive stock options for the three and six month periods ending June 30, 2017.  Stock options for 319,022 and 422,201 shares of common stock were not considered in computing diluted earnings per common share during the three and six month periods ending June 30, 2016 because they were anti-dilutive. The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic
Net income available to common shareholders	$15,233	$15,734	$31,833	$10,930
Less: Earnings allocated to participating securities	(33)	(62)	(74)	(43)
Net income allocated to common shareholders	$15,200	$15,672	$31,759	$10,887

Weighted average common shares outstanding
including participating securities	58,433,463	47,969,791	54,617,604	47,156,412
Less: Participating securities (1)	(126,901)	(187,797)	(127,116)	(188,412)
Average shares	58,306,562	47,781,994	54,490,488	46,968,000
Basic earnings per common share	$0.26	$0.33	$0.58	$0.23

Diluted
Net income available to common shareholders	$15,200	$15,672	$31,759	$10,887
Weighted average common shares outstanding for
basic earnings per common share	58,306,562	47,781,994	54,490,488	46,968,000
Add: Dilutive effects of stock based compensation awards	1,063,074	671,918	906,500	652,315
Average shares and dilutive potential common shares	59,369,636	48,453,912	55,396,988	47,620,315
Diluted earnings per common share	$0.26	$0.32	$0.57	$0.23

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30, 2017
Assets:
Trading securities	$1,934	—	$1,934	—
Available for sale securities
Corporate debt securities	5,050	—	5,050	—
Obligations of U.S. government sponsored entities and agencies	9,841	—	9,841	—
Mortgage backed securities	789,445	—	789,445	—
Municipal securities	63,998	—	63,998	—
Interest rate swap derivatives	39,958	—	39,958	—

Liabilities:
Interest rate swap derivatives	40,852	—	40,852	—

at December 31, 2016
Assets:
Trading securities	$12,383	—	$12,383	—
Available for sale securities
U.S. Treasury securities	1,001	—	1,001	—
Obligations of U.S. government sponsored entities and agencies	9,301	—	9,301	—
Mortgage backed securities	707,957	—	707,957	—
Municipal securities	22,443	—	22,443	—
Interest rate swap derivatives	31,817	—	31,817	—

Liabilities:
Interest rate swap derivatives	32,691	—	32,691	—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2017, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10.5%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30, 2017
Assets:
Impaired loans
Residential real estate	$2,467	—	—	$2,467
Commercial real estate	8,204	—	—	8,204
Land, land development and construction	302	—	—	302
Commercial	1,081	—	—	1,081
Consumer	59	—	—	59
Other real estate owned
Residential real estate	394	—	—	394
Commercial real estate	347	—	—	347
Land, land development and construction	2,114	—	—	2,114
Bank property held for sale	1,516	—	—	1,516

at December 31, 2016
Assets:
Impaired loans
Residential real estate	$2,937	—	—	$2,937
Commercial real estate	8,355	—	—	8,355
Land, land development and construction	1,004	—	—	1,004
Commercial	1,207	—	—	1,207
Consumer	62	—	—	62
Other real estate owned
Residential real estate	137	—	—	137
Commercial real estate	873	—	—	873
Land, land development and construction	1,385	—	—	1,385
Bank property held for sale	868	—	—	868

Impaired loans measured at fair value had a recorded investment of $12,595 with a valuation allowance of $482, at June 30, 2017, and a recorded investment of $13,951, with a valuation allowance of $386, at December 31, 2016. The Company recorded a provision for loan loss expense of $312 and $397 on these loans during the three and six month periods ending June 30, 2017.  The Company recorded a provision for loan loss expense of $389 and $498 on impaired loans carried at fair value during the three and six month periods ending June 30, 2016.

Other real estate owned had a decline in fair value of $310, $392, $471 and $414 during the three and six month periods ending June 30, 2017 and 2016, respectively.  Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals.  The Company recognized an impairment charge, net of recoveries and gains on sale, of $430, ($38), $507 and $418 during the three and six month periods ending June 30, 2017 and 2016, respectively, related to bank properties held for sale.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at June 30, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$319,651	$319,651	$—	$—	$319,651
Trading securities	1,934	—	1,934	—	1,934
Investment securities available for sale	868,334	—	868,334	—	868,334
Investment securities held to maturity	238,798	—	239,726	—	239,726
FHLB and FRB stock	19,199	—	—	—	n/a
Loans held for sale	8,959	—	8,959	—	8,959
Loans, less allowance for loan losses of $30,132	4,616,401	—	—	4,611,601	4,611,601
Interest rate swap derivatives	39,958	—	39,958	—	39,958
Accrued interest receivable	15,432	—	4,792	10,640	15,432

Financial liabilities:
Deposits- without stated maturities	$4,614,362	$4,614,362	$—	$—	$4,614,362
Deposits- with stated maturities	861,093	—	864,871	—	864,871
Securities sold under agreement to repurchase	47,014	—	47,014	—	47,014
Federal funds purchased	256,611	—	256,611	—	256,611
Corporate debentures	26,075	—	—	22,051	22,051
Interest rate swap derivatives	40,852	—	40,852	—	40,852
Accrued interest payable	1,064	—	1,064	—	1,064

		Fair value measurements
at December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$175,654	$175,654	$—	$—	$175,654
Trading securities	12,383	—	12,383	—	12,383
Investment securities available for sale	740,702	—	740,702	—	740,702
Investment securities held to maturity	250,543	—	242,693	—	242,693
FHLB and FRB stock	17,669	—	—	—	n/a
Loans held for sale	2,285	—	2,285	—	2,285
Loans, less allowance for loan losses of $27,041	3,402,706	—	—	3,395,975	3,395,975
Interest rate swap derivatives	31,817	—	31,817	—	31,817
Accrued interest receivable	12,112	—	3,979	8,133	12,112

Financial liabilities:
Deposits- without stated maturities	$3,607,107	$3,607,107	$—	$—	$3,607,107
Deposits- with stated maturities	545,437	—	547,570	—	547,570
Securities sold under agreement to repurchase	28,427	—	28,427	—	28,427
Federal funds purchased	261,986	—	261,986	—	261,986
Corporate debentures	25,958	—	—	22,363	22,363
Interest rate swap derivatives	32,691	—	32,691	—	32,691
Accrued interest payable	851	—	851	—	851

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and six month periods ending June 30, 2017 and 2016.

	Three month period ending June 30, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$62,134	$2,610	$—	$—	$64,744
Interest expense	(2,702)	(692)	(333)	—	(3,727)
Net interest income (expense)	59,432	1,918	(333)	—	61,017
Provision for loan losses	(1,936)	37	—	—	(1,899)
Non interest income	8,912	8,062	—	—	16,974
Non interest expense	(48,429)	(5,544)	(836)	—	(54,809)
Net income (loss) before taxes	17,979	4,473	(1,169)	—	21,283
Income tax (provision) benefit	(5,907)	(1,725)	1,582	—	(6,050)
Net income	$12,072	$2,748	$413	$—	$15,233
Total assets	$6,345,952	$414,260	$922,864	$(915,597)	$6,767,479

	Six month period ending June 30, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$110,605	$5,242	$—	$—	$115,847
Interest expense	(4,629)	(1,229)	(651)	—	(6,509)
Net interest income (expense)	105,976	4,013	(651)	—	$109,338
Provision for loan losses	(2,960)	66	—	—	(2,894)
Non interest income	16,965	14,511	—	—	31,476
Non interest expense	(80,872)	(10,290)	(1,690)	—	(92,852)
Net income (loss) before taxes	39,109	8,300	(2,341)	—	$45,068
Income tax (provision) benefit	(12,321)	(3,201)	2,287	—	(13,235)
Net income (loss)	$26,788	$5,099	$(54)	$—	$31,833
Total assets	$6,345,952	$414,260	$922,864	$(915,597)	$6,767,479

	Three month period ending June 30, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$45,509	$1,800	$—	$—	$47,309
Interest expense	(1,768)	(245)	(299)	—	(2,312)
Net interest income (expense)	43,741	1,555	(299)	—	$44,997
Provision for loan losses	(887)	(24)	—	—	(911)
Non interest income	7,680	9,291	—	—	16,971
Non interest expense	(29,887)	(6,159)	(1,003)	—	(37,049)
Net income (loss) before taxes	20,647	4,663	(1,302)	—	$24,008
Income tax (provision) benefit	(6,974)	(1,797)	497	—	(8,274)
Net income (loss)	$13,673	$2,866	$(805)	$—	$15,734
Total assets	$4,657,639	$330,614	$570,396	$(563,360)	$4,995,289

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Six month period ending June 30, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$86,943	$3,864	$—	$—	$90,807
Interest expense	(3,281)	(507)	(547)	—	(4,335)
Net interest income (expense)	83,662	3,357	(547)	—	86,472
Provision for loan losses	(1,345)	(76)	-	—	(1,421)
Non interest income	13,158	18,066	308	—	31,532
Non interest expense	(85,909)	(11,941)	(2,052)	—	(99,902)
Net income (loss) before taxes	9,566	9,406	(2,291)	—	16,681
Income tax (provision) benefit	(2,991)	(3,627)	867	—	(5,751)
Net income (loss)	$6,575	$5,779	$(1,424)	$—	$10,930
Total assets	$4,657,639	$330,614	$570,396	$(563,360)	$4,995,289

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates primarily through the Bank providing traditional deposit and lending products and services to its commercial and retail customers through  78 full service banking locations in 28 counties throughout Florida.

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

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,000	$50	$—	$5,050
Obligations of U.S. government sponsored entities and agencies	10,000	—	159	9,841
Mortgage backed securities	790,314	4,060	4,929	789,445
Municipal securities	62,461	1,540	3	63,998
Total available-for-sale	$867,775	$5,650	$5,091	$868,334

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,000	$1	$—	$1,001
Obligations of U.S. government sponsored entities and agencies	10,027	—	726	9,301
Mortgage backed securities	721,657	1,795	15,495	707,957
Municipal securities	21,976	505	38	22,443
Total available-for-sale	$754,660	$2,301	$16,259	$740,702

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2016 were securities acquired through the acquisitions of Community Bank of South Florida, Inc. (“Community”) and Hometown of Homestead Banking Company (“Hometown”) on March 1, 2016. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities.  The securities sold during the second quarter of 2017 were securities acquired through the acquisitions of Platinum Bank Holding Company (“Platinum”) and Gateway Financial Holding of Florida, Inc. (“Gateway”) on April 1, 2017 and May 1, 2017, respectively.  These acquired securities were marked to fair value and subsequently sold after the acquisition dates and no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the three months ended June 30, 2017 and 2016 were as follows:

For the six months ended:	June 30, 2017	June 30, 2016
Proceeds	$260,824	$141,715
Gross gains	—	—
Gross losses	—	—

The tax provision related to these net realized gains was $0 and $0, respectively.

The fair value of available for sale securities at June 30, 2017 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due after one year through five years	$4,376	$4,183
Due after five years through ten years	16,772	16,471
Due after ten years through thirty years	57,741	56,807
Mortgage backed securities	789,445	790,314
Total available-for-sale	$868,334	$867,775

Available for sale securities pledged at June 30, 2017 and December 31, 2016 had a carrying amount (estimated fair value) of $260,308 and $220,560 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,841	$159	$—	$—	$9,841	$159
Mortgage backed securities	422,026	4,082	30,942	847	452,968	4,929
Municipal securities	1,062	3	—	—	1,062	3
Total temporarily impaired available-for-sale securities	$432,929	$4,244	$30,942	$847	$463,871	$5,091

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,301	$726	$—	$—	$9,301	$726
Mortgage backed securities	591,064	13,941	31,121	1,554	622,185	15,495
Municipal securities	2,081	38	—	—	2,081	38
Total temporarily impaired available-for-sale securities	$602,446	$14,705	$31,121	$1,554	$633,567	$16,259

At  June 30, 2017, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

Held-to-Maturity

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of June 30, 2017 and December 31, 2016.

	June 30, 2017
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$108,876	$105	$195	$108,786
Municipal securities	129,922	2,301	1,283	130,940
Total held-to-maturity	$238,798	$2,406	$1,478	$239,726

	December 31, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$120,367	$—	$1,986	$118,381
Municipal securities	130,176	434	6,298	124,312
Total held to maturity	$250,543	$434	$8,284	$242,693

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-maturity securities pledged at June 30, 2017 and December 31, 2016 had a carrying amount of $25,889 and $27,757 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2017, there were no holdings of held-to-maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held-to-maturity securities at June 30, 2017 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities held-to-maturity	Value	Cost
Due after five years through ten years	$1,558	$1,536
Due after ten years through thirty years	129,382	128,386
Mortgage backed securities	108,786	108,876
Total held-to-maturity	$239,726	$238,798

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table shows the Company’s held-to-maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$72,379	$195	$—	$—	$72,379	$195
Municipal securities	49,840	1,283	—	—	49,840	1,283
Total temporarily impaired held-to-maturity securities	$122,219	$1,478	$—	$—	$122,219	$1,478

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$118,381	$1,986	$—	$—	$118,381	$1,986
Municipal securities	95,552	6,298	—	—	95,552	6,298
Total temporarily impaired held-to-maturity securities	$213,933	$8,284	$—	$—	$213,933	$8,284

At June 30, 2017, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2017	December 31, 2016
Loans excluding PCI loans
Real estate loans
Residential	$1,020,627	$816,304
Commercial	2,474,014	1,755,922
Land, development and construction	245,256	142,044
Total real estate	3,739,897	2,714,270
Commercial	628,797	439,540
Consumer and other loans	97,604	89,538
Loans before unearned fees and deferred cost	4,466,298	3,243,348
Net unearned fees and costs	871	475
Total loans excluding PCI loans	4,467,169	3,243,823
PCI loans (note 1)
Real estate loans
Residential	65,565	72,179
Commercial	98,556	99,566
Land, development and construction	9,846	9,944
Total real estate	173,967	181,689
Commercial	5,049	3,825
Consumer and other loans	348	410
Total PCI loans	179,364	185,924
Total loans	4,646,533	3,429,747
Allowance for loan losses for loans that are not PCI loans	(29,769)	(26,569)
Allowance for loan losses for PCI loans	(363)	(472)
Total loans, net of allowance for loan losses	$4,616,401	$3,402,706

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2017
Balance at beginning of period	$27,521	$298	$27,819
Loans charged-off	(348)	—	(348)
Recoveries of loans previously charged-off	697	65	762
Net recoveries	349	65	414
Provision for loan losses	1,899	—	1,899
Balance at end of period	$29,769	$363	$30,132

Three months ended June 30, 2016
Balance at beginning of period	$23,002	$120	$23,122
Loans charged-off	(326)	—	(326)
Recoveries of loans previously charged-off	465	—	465
Net recoveries	139	—	139
Provision for loan losses	925	(14)	911
Balance at end of period	$24,066	$106	$24,172

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six months ended June 30, 2017
Balance at beginning of period	$26,569	472	$27,041
Loans charged-off	(1,250)	—	(1,250)
Recoveries of loans previously charged-off	1,382	65	1,447
Net recoveries	132	65	197
Provision for loan losses	3,068	(174)	2,894
Balance at end of period	$29,769	363	$30,132

Six months ended June 30, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(821)	—	(821)
Recoveries of loans previously charged-off	1,308	—	1,308
Net recoveries	487	—	487
Provision for loan losses	1,436	(15)	1,421
Balance at end of period	$24,066	$106	$24,172

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended June 30, 2017
Beginning of the period	$5,763	$15,613	$1,063	$3,544	$1,538	$27,521
Charge-offs	(56)	(50)	—	(9)	(233)	(348)
Recoveries	310	27	206	119	35	697
Provision for loan losses	117	1,648	(94)	(64)	292	1,899
Balance at end of period	$6,134	$17,238	$1,175	$3,590	$1,632	$29,769

Three months ended June 30, 2016
Beginning of the period	$5,824	$11,409	$896	$3,433	$1,440	$23,002
Charge-offs	(52)	(41)	—	(23)	(210)	(326)
Recoveries	242	93	30	61	39	465
Provision for loan losses	(105)	993	(127)	26	138	925
Balance at end of period	$5,909	$12,454	$799	$3,497	$1,407	$24,066

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended June 30, 2017
Beginning of the period	$50	$58	$176	$—	$14	$298
Charge-offs	—	—	—	—	—	—
Recoveries	—	65	—	—	—	65
Provision for loan losses	—	—	—	—	—	—
Balance at end of period	$50	$123	$176	$—	$14	$363

Three months ended June 30, 2016
Beginning of the period	$—	$103	$1	$2	$14	$120
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(11)	(1)	(2)	—	(14)
Balance at end of period	$—	$92	$—	$—	$14	$106

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Six months ended June 30, 2017
Beginning of the period	$5,640	$14,713	$883	$3,785	$1,548	$26,569
Charge-offs	(142)	(64)	—	(537)	(507)	(1,250)
Recoveries	526	306	243	172	135	1,382
Provision for loan losses	110	2,283	49	170	456	3,068
Balance at end of period	$6,134	$17,238	$1,175	$3,590	$1,632	$29,769

Six months ended June 30, 2016
Beginning of the period	$6,015	$10,559	$936	$3,212	$1,421	$22,143
Charge-offs	(133)	(266)	(34)	(23)	(365)	(821)
Recoveries	560	297	235	119	97	1,308
Provision for loan losses	(533)	1,864	(338)	189	254	1,436
Balance at end of period	$5,909	$12,454	$799	$3,497	$1,407	$24,066

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Six months ended June 30, 2017
Beginning of the period	$54	$92	$312	$—	$14	$472
Charge-offs	—	—	—	—	—	—
Recoveries	—	65	—	—	—	65
Provision for loan losses	(4)	(34)	(136)	—	—	(174)
Balance at end of period	$50	$123	$176	$—	$14	$363

Six months ended June 30, 2016
Beginning of the period	$—	$103	$1	$3	$14	$121
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(11)	(1)	(3)	—	(15)
Balance at end of period	$—	$92	$—	$—	$14	$106

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of June 30, 2017	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$619	$—	$5	$201	$25	$850
Collectively evaluated for impairment	5,515	17,238	1,170	3,389	1,607	28,919
Purchased credit impaired	50	123	176	—	14	363
Total ending allowance balance	$6,184	$17,361	$1,351	$3,590	$1,646	$30,132

Loans:
Individually evaluated for impairment	$7,929	$8,844	$347	$1,702	$270	$19,092
Collectively evaluated for impairment	1,012,698	2,465,170	244,909	627,095	97,334	4,447,206
Purchased credit impaired	65,565	98,556	9,846	5,049	348	179,364
Total ending loan balances	$1,086,192	$2,572,570	$255,102	$633,846	$97,952	$4,645,662

	Real Estate Loans
As of December 31, 2016	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$653	$—	$10	$7	$25	$695
Collectively evaluated for impairment	4,987	14,713	873	3,778	1,523	25,874
Purchased credit impaired	54	92	312	—	14	472
Total ending allowance balance	$5,694	$14,805	$1,195	$3,785	$1,562	$27,041

Loans:
Individually evaluated for impairment	$8,237	$9,017	$1,059	$1,710	$230	$20,253
Collectively evaluated for impairment	808,067	1,746,905	140,985	437,830	89,308	3,223,095
Purchased credit impaired	72,179	99,566	9,944	3,825	410	185,924
Total ending loan balance	$888,483	$1,855,488	$151,988	$443,365	$89,948	$3,429,272

The table below summarizes impaired loan data for the periods presented.

	Jun. 30, 2017	Dec. 31, 2016
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$11,349	$11,030
Nonperforming TDRs (these are included in NPLs)	1,244	2,075
Total TDRs (these are included in impaired loans)	12,593	13,105
Impaired loans that are not TDRs	6,499	7,148
Total impaired loans	$19,092	$20,253

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

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of June 30, 2017 and December 31, 2016 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of June 30, 2017	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,479	$450	$7,929
Commercial	2,717	766	3,483
Land, development, construction	347	—	347
Total real estate loans	10,543	1,216	11,759
Commercial	564	—	564
Consumer and other	242	28	270
Total TDRs	$11,349	$1,244	$12,593

As of December 31, 2016	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,358	$879	$8,237
Commercial	2,442	1,082	3,524
Land, development, construction	281	84	365
Total real estate loans	10,081	2,045	12,126
Commercial	749	—	749
Consumer and other	200	30	230
Total TDRs	$11,030	$2,075	$13,105

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $239 and $254 and partial charge offs of $19  and $43 on the TDR loans described above during the three and six month periods ending June 30, 2017.  The Company recorded a provision for loan loss expense of $360 and $464 and partial charge-offs of $90 and $153 on TDR loans during the three and six month periods ending June 30, 2016.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 90% of our TDRs are current pursuant to their modified terms, and $1,244, or approximately 10% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and month periods ending June 30, 2017 were $637 and $706.  The Company recorded a loan loss provision of $6 and $6 for loans modified during the three and six month periods ending June 30, 2017.   Loans modified as TDRs during the three and six month periods ending June 30, 2016 were $992 and $2,025.  The Company recorded a loan loss provision of $174 and $197 for loans modified during the three and six month periods ending June 30, 2016.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending June 30, 2017 and 2016.

	Period ending		Period ending
	June 30, 2017		June 30, 2016
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	1	$74	2	$172
Commercial real estate	2	628	2	974
Land, development, construction	—	—	—	—
Commercial and Industrial	—	—	1	60
Consumer and other	—	—	—	—
Total	3	$702	5	$1,206

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company recorded a provision for loan loss expense of  $6, $78, $6 and $117 and partial charge offs of $6, $41, $6 and $55  on TDR loans that subsequently defaulted as described above during the three and six month periods ending June 30, 2017 and 2016, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of June 30, 2017	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,466	$4,337	$—
Commercial real estate	10,195	8,844	—
Land, development, construction	272	223	—
Commercial and industrial	1,464	1,399	—
Consumer, other	159	154	—

With an allowance recorded:
Residential real estate	3,730	3,592	619
Commercial real estate	—	—	—
Land, development, construction	143	124	5
Commercial and industrial	303	303	201
Consumer, other	132	116	25
Total	$20,864	$19,092	$850

As of December 31, 2016	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$3,950	$3,847	$—
Commercial real estate	10,288	9,017	—
Land, development, construction	1,064	874	—
Commercial and industrial	1,493	1,448	—
Consumer, other	87	83	—

With an allowance recorded:
Residential real estate	4,592	4,390	653
Commercial real estate	—	—	—
Land, development, construction	212	185	10
Commercial and industrial	263	262	7
Consumer, other	165	147	25
Total	$22,114	$20,253	$695

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended June 30, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,808	$76	$—
Commercial	8,824	34	—
Land, development, construction	350	5	—
Total real estate loans	16,982	115	—

Commercial and industrial	1,620	7	—
Consumer and other loans	246	3	—
Total	$18,848	$125	$—

Six months ended June 30, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,885	$137	$—
Commercial	8,867	69	—
Land, development, construction	527	8	—
Total real estate loans	17,279	214	—

Commercial and industrial	1,623	15	—
Consumer and other loans	237	5	—
Total	$19,139	$234	$—

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended June 30, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,709	$60	$—
Commercial	14,400	22	—
Land, development, construction	1,662	4	—
Total real estate loans	24,771	86	—

Commercial and industrial	1,967	11	—
Consumer and other loans	266	3	—
Total	$27,004	$100	$—

Six months ended June 30, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,494	$117	$—
Commercial	13,863	77	—
Land, development, construction	1,904	16	—
Total real estate loans	24,261	210	—

Commercial and industrial	1,746	23	—
Consumer and other loans	268	5	—
Total	$26,275	$238	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Jun. 30, 2017	Dec. 31, 2016
Non accrual loans	$19,916	$19,003
Loans past due over 90 days and still accruing interest	—	—
Total non performing loans	$19,916	$19,003

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2017 and December 31, 2016, excluding purchased credit impaired loans:

As of June 30, 2017	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,717	$—
Commercial real estate	8,515	—
Land, development, construction	197	—
Commercial	3,199	—
Consumer, other	288	—
Total	$19,916	$—

As of December 31, 2016	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,068	$—
Commercial real estate	9,116	—
Land, development, construction	1,060	—
Commercial	1,421	—
Consumer, other	338	—
Total	$19,003	$—

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of June 30, 2017
Residential real estate	$1,020,627	$2,178	$2,816	$—	$4,994	$1,007,916	$7,717
Commercial real estate	2,474,014	3,614	1,383	—	4,997	2,460,502	8,515
Land/dev/construction	245,256	739	36	—	775	244,284	197
Commercial	628,797	639	221	—	860	624,738	3,199
Consumer	97,604	324	71	—	395	96,921	288
	$4,466,298	$7,494	$4,527	$—	$12,021	$4,434,361	$19,916

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2016
Residential real estate	$816,304	$3,739	$4,561	$—	$8,300	$800,936	$7,068
Commercial real estate	1,755,922	3,580	1,179	—	4,759	1,742,047	9,116
Land/dev/construction	142,044	2,111	71	—	2,182	138,802	1,060
Commercial	439,540	2,584	322	—	2,906	435,213	1,421
Consumer	89,538	501	178	—	679	88,521	338
	$3,243,348	$12,515	$6,311	$—	$18,826	$3,205,519	$19,003

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, as of June 30, 2017 and December 31, 2016.   The increase in loans categorized as special mention between the periods presented is due to the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

		As of June 30, 2017
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$985,922	$16,211	$18,494	$—
Commercial real estate	2,310,127	142,112	21,775	—
Land/dev/construction	221,614	22,448	1,194	—
Commercial	608,995	16,684	3,118	—
Consumer	96,788	243	573	—
Total	$4,223,446	$197,698	$45,154	$—

		As of December 31, 2016
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$784,491	$13,820	$17,993	$—
Commercial real estate	1,636,473	94,897	24,552	—
Land/dev/construction	129,781	10,278	1,985	—
Commercial	426,894	9,570	3,076	—
Consumer	88,714	270	554	—
Total	$3,066,353	$128,835	$48,160	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of June 30, 2017 and December 31, 2016:

As of June 30, 2017	Residential	Consumer
Performing	$1,012,910	$97,316
Nonperforming	7,717	288
Total	$1,020,627	$97,604

As of December 31, 2016	Residential	Consumer
Performing	$809,236	$89,200
Nonperforming	7,068	338
Total	$816,304	$89,538

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2017 and December 31, 2016. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Jun. 30, 2017	Dec. 31, 2016
Contractually required principal and interest	$280,114	$297,821
Non-accretable difference	(14,047)	(18,372)
Cash flows expected to be collected	266,067	279,449
Accretable yield	(86,703)	(93,525)
Carrying value of acquired loans	179,364	185,924
Allowance for loan losses	(363)	(472)
Carrying value less allowance for loan losses	$179,001	$185,452

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. We reclassified approximately $2,274, $237, $6,078 and $3,601 from non-accretable difference to accretable yield during the three and six month periods ending June 30, 2017 and 2016 to reflect our adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and six month periods ending June 30, 2017 and 2016.

Activity during the		Effect of	income	all other
three month period ending June 30, 2017	Mar. 31, 2017	acquisitions	accretion	adjustments	Jun. 30, 2017
Contractually required principal and interest	$275,938	$20,729	$—	$(16,553)	$280,114
Non-accretable difference	(10,426)	(6,347)	—	2,726	(14,047)
Cash flows expected to be collected	265,512	14,382	—	(13,827)	266,067
Accretable yield	(89,454)	(3,266)	8,559	(2,542)	(86,703)
Carry value of acquired loans	$176,058	$11,116	$8,559	$(16,369)	$179,364

Activity during the		Effect of	income	all other
six month period ending June 30, 2017	Dec. 31, 2016	acquisitions	accretion	adjustments	Jun. 30, 2017
Contractually required principal and interest	$297,821	$20,729	$—	$(38,436)	$280,114
Non-accretable difference	(18,372)	(6,347)	—	10,672	(14,047)
Cash flows expected to be collected	279,449	14,382	—	(27,764)	266,067
Accretable yield	(93,525)	(3,266)	17,084	(6,996)	(86,703)
Carry value of acquired loans	$185,924	$11,116	$17,084	$(34,760)	$179,364

Activity during the		Effect of	income	all other
three month period ending June 30, 2016	Mar. 31, 2016	acquisitions	accretion	adjustments	Jun. 30, 2016
Contractually required principal and interest	$373,886	$—	$—	$(29,422)	$344,464
Non-accretable difference	(22,227)	—	—	1,765	(20,462)
Cash flows expected to be collected	351,659	—	—	(27,657)	324,002
Accretable yield	(115,143)	—	8,047	(47)	(107,143)
Carry value of acquired loans	$236,516	$—	$8,047	$(27,704)	$216,859

Activity during the		Effect of	income	all other
six month period ending June 30, 2016	Dec. 31, 2015	acquisitions	accretion	adjustments	Jun. 30, 2016
Contractually required principal and interest	$332,570	$73,005	$—	$(61,111)	$344,464
Non-accretable difference	(19,452)	(9,295)	—	8,285	(20,462)
Cash flows expected to be collected	313,118	63,710	—	(52,826)	324,002
Accretable yield	(102,590)	(18,585)	16,955	(2,923)	(107,143)
Carry value of acquired loans	$210,528	$45,125	$16,955	$(55,749)	$216,859

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7: Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $47,014 at June 30, 2017 compared to $28,427 at December 31, 2016.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of June 30, 2017	Securities	Securities	Total
Market value of securities pledged	$53,308	$450	$53,758
Borrowings related to pledged amounts	46,772	242	47,014
Market value pledged as a % of borrowings	114%	186%	114%

As of December 31, 2016
Market value of securities pledged	$34,159	$1,363	$35,522
Borrowings related to pledged amounts	27,558	869	28,427
Market value pledged as a % of borrowings	124%	157%	125%

Any risk related to these arrangements, primarily market value changes, are minimized due to the overnight (one day) maturity and the additional collateral pledged over the borrowed amounts.

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8: Business Combinations

 Acquisition of Platinum Bank Holding Company

On April 1, 2017, the Company completed its acquisition of Platinum whereby Platinum merged with and into the Company. Pursuant to and simultaneously with the merger of Platinum with and into the Company, Platinum’s wholly owned subsidiary bank, Platinum Bank, merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the Central Florida markets and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $73,829 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.  Fair values are preliminary estimates due to pending appraisals on loans and bank property held for sale.

The Company acquired 100% of the outstanding common stock of Platinum. The purchase price consisted of both cash and stock. Each share of Platinum common stock was exchanged for $7.60 cash and 3.7832 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on March 31, 2017, the resulting purchase price was $119,431.

The table below summarizes the purchase price calculation.

Number of shares of Platinum common stock outstanding at March 31, 2017	1,131,134
Per share exchange ratio	3.7832
Number of shares of CenterState common stock less 51 of fractional shares	4,279,255
Multiplied by CenterState common stock price per share on March 31, 2017	$25.90
Fair value of CenterState common stock issued	$110,833
Total Platinum common shares	1,131,134
Multiplied by the cash consideration each Platinum share is entitled to receive	$7.60
Total cash consideration, not including cash for fractional shares	$8,597
Total stock consideration	$110,833
Total cash consideration plus $1 for 51 of fractional shares	$8,598
Total purchase price	$119,431

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The list below summarizes the estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the April 1, 2017 purchase date.

April 1, 2017
Assets:
Cash and cash equivalents	$106,537
Loans, held for investment	451,295
Purchased credit impaired loans	3,289
Investments	28,873
Accrued interest receivable	1,216
Branch real estate	9,600
Furniture and fixtures	402
Bank property held for sale	4,382
FHLB stock	2,220
Other repossessed real estate owned	272
Core deposit intangible	3,992
Goodwill	73,829
Deferred tax asset	227
Other assets	29
Total assets acquired	$686,163
Liabilities:
Deposits	$520,423
Federal Home Loan Bank advances	40,546
Securities sold under agreement to repurchase	5,569
Accrued interest payable	94
Other liabilities	100
Total liabilities assumed	$566,732

In the acquisition, the Company acquired $454,584 of loans at fair value, net of $8,980, or 1.9%, estimated discount to the outstanding principal balance, representing 13.3% of the Company’s total loans at December 31, 2016. Of the total loans acquired, management identified $3,289 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of April 1, 2017 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$8,206
Non-accretable difference	(3,882)
Cash flows expected to be collected	4,324
Accretable yield	(1,035)
Total purchased credit-impaired loans acquired	$3,289

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book	Fair
	Balance	Value
Loans:
Single family residential real estate	$37,206	$37,419
Commercial real estate	272,298	268,656
Construction/development/land	47,675	46,618
Commercial loans	96,587	95,701
Consumer and other loans	2,954	2,901
Purchased credit-impaired	6,844	3,289
Total earning assets	$463,564	$454,584

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $3,992, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Acquisition of Gateway Financial Holdings of Florida, Inc.

On May 1, 2017, the Company completed its acquisition of Gateway whereby Gateway merged with and into the Company.  Pursuant to and simultaneously with the merger of Gateway with and into the Company, Gateway’s three subsidiary banks, Gateway Bank of Florida, Gateway Bank of Central Florida and Gateway Bank of Southwest Florida, merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.

The Company’s primary reasons for the transaction were to expand its market share in the Central Florida market, together with its acquisition of Platinum as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 19% and 17%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $77,826 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair values are preliminary estimates due to pending appraisals on loans and bank property held for sale.

The Company acquired 100% of the outstanding common stock of Gateway. The purchase price consisted of both cash and stock. Each share of Gateway common stock was either exchanged for $18.00 cash or 0.95 shares of the Company’s common stock. In addition, the Company assumed Gateway’s stock options, which were converted to the Company’s stock options.  Based on the closing price of the Company’s common stock on April 30, 2017, the resulting purchase price was $157,372.

The table below summarizes the purchase price calculation.

Number of shares of Gateway common stock outstanding at April 30, 2017	5,463,764
Gateway preferred shares that converted to Gateway common shares upon a change in control	919,236
Total Gateway common shares including conversion of preferred shares	6,383,000
Number of shares of Gateway common shares exchanged for CenterState common stock	4,468,100
Per share exchange ratio	0.95
Number of shares of CenterState common stock less 254 of fractional shares	4,244,441
Multiplied by CenterState common stock price per share on April 30, 2017	$25.23
Fair value of CenterState common stock issued	$107,087
Number of shares of Gateway common shares exchanged for cash	1,914,900
Multiplied by the cash consideration each Gateway share is entitled to receive	$18.00
Total cash consideration, not including cash for fractional shares	$34,468
Total stock consideration	$107,087
Total cash consideration plus $6 for 254 of fractional shares	$34,474
Total consideration paid to Gateway common shareholders	$141,561
Fair value of Gateway stock options converted to CenterState stock options	$15,811
Total purchase price	$157,372

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The list below summarizes the preliminary estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the May 1, 2017 purchase date.

May 1, 2017
Assets:
Cash and cash equivalents	$23,065
Loans, held for investment	560,413
Purchased credit impaired loans	7,827
Investments	231,951
Accrued interest receivable	2,422
Branch real estate	18,160
Furniture and fixtures	702
Bank property held for sale	1,087
Federal Reserve Bank and Federal Home Loan Bank stock	4,640
Other repossessed real estate owned	134
Bank owned life insurance	15,475
Servicing asset intangible	271
Core deposit intangible	8,432
Goodwill	77,826
Deferred tax asset	7,953
Other assets	510
Total assets acquired	$960,868
Liabilities:
Deposits	$708,209
Federal Home Loan Bank advances	90,598
Federal funds purchased	3,588
Accrued interest payable	304
Other liabilities	797
Total liabilities assumed	$803,496

In the acquisition, the Company acquired $568,240 of loans at fair value, net of $9,479, or 1.6%, estimated discount to the outstanding principal balance, representing 16.6% of the Company’s total loans at December 31, 2016. Of the total loans acquired, management identified $7,827 with credit deficiencies.  All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of May 1, 2017 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$12,523
Non-accretable difference	(2,465)
Cash flows expected to be collected	10,058
Accretable yield	(2,231)
Total purchased credit-impaired loans acquired	$7,827

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book	Fair
	Balance	Value
Loans:
Single family residential real estate	$142,881	$142,468
Commercial real estate	321,262	317,578
Construction/development/land	47,727	46,489
Commercial loans	46,953	46,274
Consumer and other loans	7,803	7,604
Purchased credit-impaired	11,093	7,827
Total earning assets	$577,719	$568,240

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $8,432, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Pro-forma information

Pro-forma data for the three and six month periods ending June 30, 2016 and six month period ending June 30, 2017 listed in the table below presents pro-forma information as if the Platinum and Gateway acquisitions occurred at the beginning of 2016.  The pro-forma data for the three month period ending June 30, 2017 presents pro-forma information as if the Gateway acquisition occurred at the beginning of 2016.  Because the Platinum transaction closed on April 1, 2017 and its actual results were included in the Company’s actual operating results for the three month period ending June 30, 2017, its actual results were used in the table below for the three month period ending June 30, 2017 rather than a pro-forma amount.

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2017	2016	2017	2016
Net interest income	$62,722	$57,187	$122,641	$110,732
Net income available to common shareholders	$19,775	$18,345	$38,256	$16,344
EPS - basic	$0.33	$0.33	$0.64	$0.30
EPS - diluted	$0.33	$0.32	$0.64	$0.29

NOTE 9:  Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At June 30, 2017 and December 31, 2016, the notional amount of such arrangements was $3,131,419 and $2,441,768, respectively, and investment securities with a fair value of $22,768 and $22,562 were pledged as collateral to the third party dealers.  Due to new regulations effective this year, the Company pledged $21,337 of cash as collateral to the third party dealers at June 30, 2017 in addition to the investment securities pledged.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	Jun. 30, 2017	Dec. 31, 2016
Notional amount	$3,131,419	$2,441,768
Weighted average pay rate on interest-rate swaps	2.83%	2.56%
Weighted average receive rate on interest rate swaps	2.83%	2.55%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$39,958	31,817
Fair value of interest rate swap derivatives (liability)	$40,852	$32,691

NOTE 10:  Stock Offering

On January 13, 2017, the Company raised approximately $63,791 through a public offering by issuing 2,695,000 shares of common stock, including 245,000 shares pursuant to the exercise of the underwriters’ over-allotment option.  Net proceeds of the offering, after all expenses, were approximately $63,262.

NOTE 11: Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09,"Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients.” The Company is currently evaluating the provisions of ASU No. 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements, however, adoption of the new standard is not expected to have a significant impact.  The Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of ASU 2014-09.  The Company expects to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach with a cumulative effect of initial application along with supplementary disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Adoption of ASU 2016-02 is not expected to have a material impact on the Company's Consolidated Financial Statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s Consolidated Balance Sheet.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools are eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (previous guidance did not specify how these cash flows were to be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016.   On January 1, 2017, the Company adopted this update which resulted in a reduction of income tax expense of approximately $1,119 and $2,202, or $0.02 and $0.04 per diluted earnings per share, for the three and six month periods ending June 30, 2017.  These excess tax benefits are also reported as an operating activity on the Condensed Consolidated Statement of Cash Flows. The Company also elected to recognize the impact of forfeitures when they occur.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements, including different methodologies that may be employed to estimate credit losses as well as additional data

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

gathering that will be needed to adopt the standard.  The standard will add new disclosures related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”, to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a

CenterState Banks, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the  classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

NOTE 12:  Subsequent Events

On July 3, 2017, the Company purchased $30,000 in additional bank owned life insurance on certain key officers of the Company.

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

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2017 AND DECEMBER 31, 2016

Overview

Our total assets increased approximately 33% from December 31, 2016 to June 30, 2017, which was primarily the result of the acquisitions of Platinum and Gateway.  In addition to the growth through acquisitions, organic deposit growth increased $94,279, or 5% annualized.  The growth in deposits was used primarily to support the 11% annualized organic loan growth during the period.  Our loan to deposit ratio was 84.9% and 82.6% at June 30, 2017 and December 31, 2016, respectively.

The Company completed the sale of 2,695,000 shares of common stock pursuant to a public offering which resulted in approximately $63.3 million in net proceeds on January 13, 2017. Tangible book value increased 13% from $8.93 at December 31, 2016 to $10.09 at June 30, 2017.

As of June 30, 2017, we had total assets of approximately $6.8 billion. If our total consolidated assets increase to $10 billion or more, we will become subject to additional regulations and oversight that could affect our revenues and expenses. Such regulations and oversight include increased expectations with respect to risk management and information security, annual required stress tests using various scenarios established by federal regulators, transfer of examination over compliance with consumer and small business laws from the Office of the Comptroller of the Currency to the CFPB, increased deposit insurance premium assessments based on a new scorecard issued by the FDIC, and no longer being exempt from the requirements of the Federal Reserve’s rules limiting certain interchange transaction fees for debit cards on institutions over $10 billion in assets.  As our total consolidated assets grow toward $10 billion, we expect to expend additional resources to comply with these and other additional applicable regulatory requirements. Increased deposit insurance assessments could result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. Finally, a failure to meet prudential risk management standards and stress testing requirements or compliance with consumer lending laws could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $211,037 at June 30, 2017 (approximately 3% of total assets) as compared to $109,286 at December 31, 2016 (approximately 2% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $868,334 at June 30, 2017 (approximately 13% of total assets) compared to $740,702 at December 31, 2016 (approximately 15% of total assets), an increase of $127,632 or 17%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non interest income, in our Condensed Consolidated Statement of Income and Comprehensive Income. Securities purchased for this portfolio have primarily been various municipal securities. A list of the activity in this portfolio is summarized below.

	Three month periods ended		Six month periods ended
	Jun. 30, 2017	Jun. 30, 2016	Jun. 30, 2017	Jun. 30, 2016
Beginning balance	$—	$2,719	12,383	$2,107
Purchases	118,168	40,902	144,102	88,636
Proceeds from sales	(116,308)	(43,631)	(154,706)	(91,107)
Net realized gain on sales	54	10	135	364
Net unrealized gains	20	—	20	—
Ending balance	$1,934	$—	$1,934	$—

Investment securities held to maturity

At June 30, 2017, we had $238,798 (unamortized cost basis) of securities with an estimated fair value of $239,726, resulting in a net unrecognized gain of $928, compared to $250,543 (unamortized cost basis) of securities with an estimated fair value of $242,693 and a net unrecognized loss of $7,850 at December 31, 2016.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. These loans are recorded at the lower of cost or market. Gains and losses on the sale of loans held for sale are included as a component of non-interest income in our Condensed Consolidated Statement of Income and Comprehensive Income. A list of the activity in this portfolio is summarized below.

	Three month periods ended		Six month periods ended
	Jun. 30, 2017	Jun. 30, 2016	Jun. 30, 2017	Jun. 30, 2016
Beginning balance	$2,637	$2,186	$2,285	$1,529
Effect from acquisitions	—	—	—	732
Loans originated	19,641	13,763	30,363	19,188
Proceeds from sales	(13,616)	(11,843)	(24,217)	(17,441)
Net realized gain on sales	297	223	528	321
Ending balance	$8,959	$4,329	$8,959	$4,329

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the six month period ended June 30, 2017, were $3,952,701 or 75.7% of average earning assets, as compared to $2,979,737, or 71.4% of average earning assets, for the six month period ending June 30, 2016. Total loans at June 30, 2017 and December 31, 2016 were $4,646,533 and $3,429,747, respectively. This represents a loan to total asset ratio of 68.7% and 67.5% and a loan to deposit ratio of 84.9% and 82.6%, at June 30, 2017 and December 31, 2016, respectively.

Non-PCI loans

At June 30, 2017, we have total Non-PCI loans of $4,467,169.  Total new loans originated during the six month period ended June 30, 2017 approximated $669.0 million, of which $544.8 million were funded at the time of origination. About 41% of funded loan origination was non-owner occupied commercial real estate (“CRE”); 17% owner occupied CRE, 17% single family residential, 16% commercial and industrial (“C&I”), 5% land, development & construction and 4% were all other. Approximately 29% of the funded loan production was floating rate, 21% was other variable rate and 50% was fixed rate.  The weighted average tax equivalent interest rate on funded loans was approximately 4.16% during the six month period.  The loan origination pipeline is approximately $548 million at June 30, 2017 compared to $372 million at December 31, 2016.

The graph below summarizes new loan originations and funded loan production, excluding acquired loans purchased pursuant to acquisitions, over the past nine quarters.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at June 30, 2017 were $179,364 compared to $185,924 at December 31, 2016.

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

Total loans at June 30, 2017 were $4,646,533. Of this amount, approximately 84.2% are collateralized by real estate, 13.6% are commercial non real estate loans and the remaining 2.1% are consumer and other non real estate loans. We have $1,086,192 of single family residential loans which represents about 23.4% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 55.4% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2017	December 31, 2016
Loans excluding PCI loans
Real estate loans
Residential	$1,020,627	$816,304
Commercial	2,474,014	1,755,922
Land, development and construction	245,256	142,044
Total real estate	3,739,897	2,714,270
Commercial	628,797	439,540
Consumer and other loans	97,604	89,538
Loans before unearned fees and deferred cost	4,466,298	3,243,348
Net unearned fees and costs	871	475
Total loans excluding PCI loans	4,467,169	3,243,823
PCI loans (note 1)
Real estate loans
Residential	65,565	72,179
Commercial	98,556	99,566
Land, development and construction	9,846	9,944
Total real estate	173,967	181,689
Commercial	5,049	3,825
Consumer and other loans	348	410
Total PCI loans	179,364	185,924
Total loans	4,646,533	3,429,747
Allowance for loan losses for loans that are not PCI loans	(29,769)	(26,569)
Allowance for loan losses for PCI loans	(363)	(472)
Total loans, net of allowance for loan losses	$4,616,401	$3,402,706
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	June 30, 2017	December 31, 2016
Originated Loans
Real estate loans
Residential	$610,915	$552,749
Commercial	1,326,301	1,112,149
Land, development and construction loans	140,121	115,983
Total real estate loans	2,077,337	1,780,881
Commercial loans	441,996	382,009
Consumer and other loans	90,655	87,266
Total loans before unearned fees and costs	2,609,988	2,250,156
Unearned fees and costs	871	475
Total originated loans	2,610,859	2,250,631

Acquired Loans (1)
Real estate loans
Residential	409,712	263,555
Commercial	1,147,713	643,773
Land, development and construction loans	105,135	26,061
Total real estate loans	1,662,560	933,389
Commercial loans	186,801	57,531
Consumer and other loans	6,949	2272
Total acquired loans	1,856,310	993,192

PCI loans
Real estate loans
Residential	65,565	72,179
Commercial	98,556	99,566
Land, development and construction loans	9,846	9,944
Total real estate loans	173,967	181,689
Commercial loans	5,049	3,825
Consumer and other loans	348	410
Total PCI loans	179,364	185,924

Total Loans	$4,646,533	$3,429,747

(1)	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016);
•	Hometown of Homestead Banking Company acquisition (year 2016);
•	Platinum Bank Holding Company (year 2017); and
•	Gateway Financial Holdings of Florida, Inc. (year 2017).

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at June 30, 2017 and December 31, 2016.

	Jun. 30, 2017			Dec. 31, 2016			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$2,593,576	$26,280	1.01%	$2,232,474	$22,934	1.03%	$361,102	$3,346	(2)	bps
Impaired originated loans	17,283	850	4.92%	18,157	652	3.59%	(874)	198	133	bps
Total originated loans	2,610,859	27,130	1.04%	2,250,631	23,586	1.05%	360,228	3,544	(1)	bps

Acquired loans (2)	1,854,501	2,639	0.14%	991,096	2,940	0.30%	863,405	(301)	(16)	bps
Impaired acquired loans (1)	1,809	—	—	2,096	43	2.05%	(287)	(43)	(205)	bps
Total acquired loans	1,856,310	2,639	0.14%	993,192	2,983	0.30%	863,118	(344)	(16)	bps

Total non-PCI loans	4,467,169	29,769		3,243,823	26,569		1,223,346	3,200
PCI loans	179,364	363		185,924	472		(6,560)	(109)
Total loans	$4,646,533	$30,132		$3,429,747	$27,041		$1,216,786	$3,091

(1)	These are loans that were acquired as performing loans that subsequently became impaired.
(2)

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at June 30, 2017 was approximately $23,260 or 1.2% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the Hometown of Homestead Banking Company acquisition (year 2016), the Platinum Bank acquisition (year 2017) and the Gateway Bank acquisition (year 2017).

The general loan loss allowance relating to originated loans increased by $3,544 resulting primarily from an increase in loans outstanding of $360,228.  Net changes resulting from a mixture of decreases and increases in the Company’s various two year historical loss factors and qualitative factors also slightly affected the net change.

The general loan loss allowance relating to acquired loans decreased by $344 resulting primarily from a decline in loans outstanding, excluding the two bank acquisitions (Platinum and Gateway) which occurred during the current year.

Acquired loans reported at June 30, 2017 and December 31, 2017 include loans acquired from Gulfstream Business Bank (“GSB”) on January 17, 2014 and from First Southern Bank (“FSB”) on June 1, 2014 and that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date. The aggregate fair value adjustment for these loans at their respective acquisition dates was approximately $17,761, or approximately 2.10% of the aggregate acquisition date balances.  The amount is accreted into interest income over the remaining lives of the related loans on a level yield basis.  The aggregate unamortized acquisition date fair value adjustment was approximately $5,198 and $6,473, which represents approximately 1.15% and 1.29% of the remaining outstanding balance of these acquired loans at June 30, 2017 and December 31, 2016, respectively.  Management has also estimated probable incurred losses based on performance since the respective acquisition dates, and based on these estimates, has included $1,978 and $2,230 in the Company’s general loan allowance with respect to these acquired loans at June 30, 2017 and December 31, 2016, respectively.

Acquired loans also include non-PCI loans from the two bank acquisitions (Community Bank and Hometown of Homestead Banking Company), as discussed above in note 2, and were recorded at estimated fair value at the March 1, 2016 acquisition date.  The aggregate fair value adjustment for these loans at acquisition date was approximately $10,480, or approximately 2.19% of the aggregate acquisition date balances.  The aggregate unamortized acquisition date fair value adjustment was approximately $5,905 and $7,447, which represents approximately 1.71% and 1.81% of the remaining outstanding balance of these acquired loans at June 30, 2017 and December 31, 2016, respectively.  As of the end of the current quarter, the Company has a 16 month history with the performing loans acquired from Community and Hometown.    Management evaluated the performance of these groups of loans over the period subsequent to the acquisition date and considered the accretion of the credit discount, levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans.  The loans acquired from Community and Hometown are performing as expected and therefore no allowance for loan losses was recorded for these loans at June 30, 2017.

Acquired loans include non-PCI loans acquired from Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively, and were recorded at estimated fair value on the date of acquisition.   The aggregate fair value adjustment for these loans at acquisition date was approximately $11,638, or approximately 1.14% of the aggregate acquisition date balances.  At June 30, 2017, the loans acquired from these two acquisitions were equal to approximately $985,740. The aggregate unamortized acquisition date fair value adjustment was approximately $10,978, which represents approximately 1.10% of the remaining outstanding balance of these acquired loans at June 30, 2017.  There is no allowance for loan losses associated with these loans as of June 30, 2017.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at June 30, 2017 are equal to $19,092 ($17,283 originated impaired loans plus $1,809 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,772 to $19,092 ($18,242 when the $850 specific allowance is considered) from their legal unpaid principal balance outstanding of $20,864.  In the aggregate, total impaired loans have been written down to approximately 87% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 83% of their legal unpaid principal balance.  Approximately $11,348 of the Company’s impaired loans, or 59% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded. PCI loans had a remaining unpaid principal balance of $239,055 and unamortized fair value adjustment of $59,691, which represents 25% of unpaid principal balance, at June 30, 2017.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at June 30, 2017. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2017
Balance at beginning of period	$27,521	$298	$27,819
Loans charged-off	(348)	—	(348)
Recoveries of loans previously charged-off	697	65	762
Net charge-offs	349	65	414
Provision for loan losses	1,899	—	1,899
Balance at end of period	$29,769	$363	$30,132

Three months ended June 30, 2016
Balance at beginning of period	$23,002	$120	$23,122
Loans charged-off	(326)	—	(326)
Recoveries of loans previously charged-off	465	—	465
Net recoveries	139	—	139
Provision for loan losses	925	(14)	911
Balance at end of period	$24,066	$106	$24,172

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six months ended June 30, 2017
Balance at beginning of period	$26,569	472	$27,041
Loans charged-off	(1,250)	—	(1,250)
Recoveries of loans previously charged-off	1,382	65	1,447
Net recoveries	132	65	197
Provision for loan losses	3,068	(174)	2,894
Balance at end of period	$29,769	363	$30,132

Six months ended June 30, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(821)	—	(821)
Recoveries of loans previously charged-off	1,308	—	1,308
Net charge-offs	487	—	487
Provision for loan losses	1,436	(15)	1,421
Balance at end of period	$24,066	$106	$24,172

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.45% at June 30, 2017, compared to 0.59% at December 31, 2016.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $26,469 at June 30, 2017, compared to $26,207 at December 31, 2016. Non-performing assets as a percentage of total assets were 0.39% at June 30, 2017, compared to 0.52% at December 31, 2016. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Jun. 30, 2017	Dec. 31, 2016
Non-accrual loans (note 1)	$19,916	$19,003
Accruing loans 90 days or more past due (note 1)	—	—
Total non-performing loans ("NPLs") (note 1)	19,916	19,003
Other real estate owned ("OREO")	6,422	7,090
Repossessed assets other than real estate ("ORAs") (note 1)	131	114
Total NPAs	$26,469	$26,207

NPLs as percentage of total loans (note 1)	0.45%	0.59%
NPAs as percentage of total assets	0.39%	0.52%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.59%	0.81%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.27%	0.58%
Allowance for loan losses as percentage of NPLs (note 1)	149%	140%
note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of June 30, 2017 the Company had non-accrual loans with an aggregate book value of $19,916 compared to December 31, 2016 when an aggregate book value of $19,003 was reported.

The second largest component of non-performing assets after non-accrual loans is OREO. At June 30, 2017, total OREO was $6,422 compared to $7,090 at December 31, 2016.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At June 30, 2017 we have identified a total of $19,092 impaired loans, excluding PCI loans. A specific valuation allowance of $850 has been attached to $4,135 of impaired loans included in the total $19,092 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $19,092, has been partially charged down by $1,772 from their aggregate legal unpaid balance of $20,864.

The table below summarizes impaired loan data for the periods presented.

	Jun. 30, 2017	Dec. 31, 2016
Impaired loans with a specific valuation allowance	$4,135	$4,984
Impaired loans without a specific valuation allowance	14,957	15,269
Total impaired loans	$19,092	$20,253

Performing TDRs (these are not included in NPLs)	$11,349	$11,030
Non performing TDRs (these are included in NPLs)	1,244	2,075
Total TDRs	12,593	13,105
Impaired loans that are not TDRs	6,499	7,148
Total impaired loans	$19,092	$20,253

Bank premises and equipment

Bank premises and equipment was $140,820 at June 30, 2017 compared to $114,815 at December 31, 2016, an increase of $26,005 or 22.6%.  The primary component of the increase is $34,333 of branch real estate acquired pursuant to the acquisitions of Platinum and Gateway.  In addition, we transferred $9,605 of branch real estate, including branch real estate acquired from Platinum and Gateway, that is no longer in use to held for sale at estimated fair value less estimated cost to sell.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Jun. 30, 2017	Dec. 31, 2016
Land	$51,724	$40,952
Land improvements	1,181	1146
Buildings	84,805	71,069
Leasehold improvements	5,931	5,310
Furniture, fixtures and equipment	36,648	34,912
Construction in progress	3,579	2,878
Subtotal	183,868	156,267
Less: accumulated depreciation	43,048	41,452
Total	$140,820	$114,815

We transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and sold five properties during the six months ending June 30, 2017.   Our branch real estate held for sale at June 30, 2017 and December 31, 2016 was $13,526 and $8,599, respectively, a net increase of $4,927.  The reduction due to the five sold properties is offset by the transfers into held for sale of $9,503, after impairment expense of $507.  We received net proceeds of $4,705 for the properties sold during the six month period ending June 30, 2017.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $39,958 at June 30, 2017 compared to $31,817 at December 31, 2016.  The fair value of interest rate swap derivatives (liability component) was $40,852 at June 30, 2017 compared to $32,691 at December 31, 2016.

Deposits

Total deposits were $5,475,455 at June 30, 2017 compared to $4,152,544 at December 31, 2016.  We assumed approximately $1,228,632 in deposits from the Platinum and Gateway transactions which were completed during the second quarter of 2017.  Excluding the deposits assumed from these two transactions, total deposits increased $94,279, or approximately 5% on an annualized basis.  Non-time deposits increased $87,235 during the period.  The majority of the increase in non-time deposits during the period was in commercial checking accounts.  The remaining increase in total deposits, excluding assumed deposits from the two bank acquisitions, was attributable to an increase in brokered deposits which was offset by a decrease in retail time deposits.  The cost of interest bearing deposits in the current quarter was 0.32%, compared to 0.28% in the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.20% compared to 0.18% in the previous quarter.  The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	Jun. 30, 2017	total	Dec. 31, 2016	total
Demand - non-interest bearing	$1,926,047	35%	$1,426,624	34%
Demand - interest bearing	990,242	18%	917,004	22%
Money market accounts	1,178,109	22%	900,532	22%
Savings deposits	519,964	9%	362,947	9%
Time deposits	861,093	16%	545,437	13%
Total deposits	$5,475,455	100%	$4,152,544	100%

.

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $47,014 at June 30, 2017 compared to $28,427 at December 31, 2016.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At June 30, 2017 we had $256,611 of correspondent bank deposits or federal funds purchased, compared to $261,986 at December 31, 2016.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. We had no advances from the Federal Home Loan Bank during the periods ending June 30, 2017 and December 31, 2016.

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

Stockholders’ equity

Stockholders’ equity at June 30, 2017, was $890,258, or 13.2% of total assets, compared to $552,457, or 10.9% of total assets at December 31, 2016. The increase in stockholders’ equity was due to the following items:

Total stockholders' equity at December 31, 2016	$552,457
Net income during the period	31,833
Dividends paid on common shares ($0.12 per share)	(6,666)
Net increase in market value of securities available for sale, net of deferred taxes	8,916
Stock options exercised	5,009
Equity based compensation	2,473
Stock repurchase (31,052 shares, average price of $24.39 per share)	(757)
Stock issued pursuant to acquisition of Platinum	110,833
Stock issued pursuant to acquisition of Gateway	107,087
Stock options acquired and converted pursuant to Gateway Bank acquisition	15,811
Net proceeds from stock issued pursuant to public offering	63,262
Total stockholders' equity at June 30, 2017	$890,258

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets. Management believes, as of June 30, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Selected consolidated capital ratios at June 30, 2017 and December 31, 2016 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Banks, Inc. (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2017
Total capital (to risk weighted assets)	$645,469	12.5%	$413,804	>8.0%	$231,665
Tier 1 capital (to risk weighted assets)	615,337	11.9%	310,353	>6.0%	304,984
Common equity Tier 1 capital (to risk weighted assets)	589,960	11.4%	232,765	>4.5%	357,195
Tier 1 capital (to average assets)	615,337	10.0%	246,092	>4.0%	369,245

December 31, 2016
Total capital (to risk weighted assets)	$479,966	12.5%	$306,281	>8.0%	$173,685
Tier 1 capital (to risk weighted assets)	452,925	11.8%	229,711	>6.0%	223,214
Common equity Tier 1 capital (to risk weighted assets)	431,546	11.3%	172,283	>4.5%	259,263
Tier 1 capital (to average assets)	452,925	9.1%	198,891	>4.0%	254,034

CenterState Bank of Florida, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2017
Total capital (to risk weighted assets)	$621,451	12.0%	$516,888	>10.0%	$104,563
Tier 1 capital (to risk weighted assets)	591,325	11.4%	413,510	>8.0%	177,815
Common equity Tier 1 capital (to risk weighted assets)	591,325	11.4%	335,977	>6.5%	255,348
Tier 1 capital (to average assets)	591,325	9.6%	307,638	>5.0%	283,687

December 31, 2016
Total capital (to risk weighted assets)	$451,152	11.8%	$382,682	>10.0%	$68,470
Tier 1 capital (to risk weighted assets)	424,118	11.1%	306,145	>8.0%	117,973
Common equity Tier 1 capital (to risk weighted assets)	424,118	11.1%	248,743	>6.5%	175,375
Tier 1 capital (to average assets)	424,118	8.5%	248,565	>5.0%	175,553

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

Overview

We recognized net income of $15,233 or $0.26 per share basic and diluted for the three month period ended June 30, 2017, compared to net income of $15,734 or $0.33 per share basic and $0.32 per share diluted for the same period in 2016.  A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	increase
Three month period ending	2017	2016	(decrease)
Net interest income	$61,017	$44,997	$16,020
Provision for loan losses	1,899	911	988
Net interest income after loan loss provision	59,118	44,086	15,032

Correspondent banking and capital markets division	8,063	9,291	(1,228)
Gain on early extinguishment of debt	—	308	(308)
All other non interest income	8,911	7,372	1,539
Total non interest income	16,974	16,971	3

Correspondent banking and capital markets division	5,544	6,159	(615)
Credit related expenses	876	611	265
Merger related expenses	9,458	—	9,458
All other non interest expense	38,931	30,279	8,652
Total non interest expense	54,809	37,049	17,760

Net income before provision for income taxes	21,283	24,008	(2,725)
Provision for income taxes	6,050	8,274	(2,224)
Net income (loss)	$15,233	$15,734	$(501)

The primary differences between the two quarters presented above relate to the acquisitions of Platinum and Gateway during the current quarter.   The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Platinum and Gateway.  We also recognized $9,458 in merger related expenses, which represent direct severance, system terminations, and legal and professional fees that are not duplicative of current operations, pursuant to the bank acquisitions.  The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Platinum and Gateway.  In addition, we recognized excess tax benefits on the exercise of stock options resulting in a reduction of income tax expense of approximately $1,119 during the current quarter.  These items along with others are discussed and analyzed below.

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

Net interest income/margin

Net interest income increased $16,020 or 35.6% to $61,017 during the three month period ended June 30, 2017 compared to $44,997 for the same period in 2016. The $16,020 increase was the result of a $17,435 increase in interest income and a $1,415 increase in interest expense.

Interest earning assets averaged $5,730,431 during the three month period ended June 30, 2017 as compared to $4,449,381 for the same period in 2016, an increase of $1,281,050, or 28.8%. The yield on average interest earning assets increased 30 bps to 4.58% (29 bps to 4.64% tax equivalent basis) during the three month period ended June 30, 2017, compared to 4.28% (4.35% tax equivalent basis) for the same period in 2016. The combined effects of the $1,281,050 increase in average interest earning assets and the 30 bps (29 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $17,435 ($18,139 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $3,660,692 during the three month period ended June 30, 2017 as compared to $2,874,457 for the same period in 2016, an increase of $786,235 or 27.4%. The cost of average interest bearing liabilities was 0.41% during the three month period ended June 30, 2017, compared to 0.32% for the same period in 2016. The effect of the $786,235 increase in average interest bearing liabilities and the 9 bps increase in cost of funds resulted in the $1,415 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2017 and 2016 on a tax equivalent basis.

	Three months ended June 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$4,235,557	$48,922	4.63%	$2,949,651	$33,255	4.53%
PCI loans (note 9)	181,207	8,559	18.95%	225,584	8,047	14.35%
Securities- taxable	977,856	5,961	2.45%	879,774	4,767	2.18%
Securities- tax exempt (note 8)	155,550	1,975	5.09%	121,737	1,423	4.70%
Fed funds sold and other (note 3)	180,261	836	1.86%	272,635	622	0.92%
Total interest earning assets	5,730,431	66,253	4.64%	4,449,381	48,114	4.35%

Allowance for loan losses	(28,266)			(23,173)
All other assets	755,216			556,040
Total assets	$6,457,381			$4,982,248

Interest bearing deposits (note 4)	3,324,382	2,619	0.32%	2,626,668	1,740	0.27%
Fed funds purchased	253,851	692	1.09%	188,663	244	0.52%
Other borrowings (note 5)	56,414	83	0.59%	33,315	34	0.41%
Corporate debenture (note 10)	26,045	333	5.13%	25,811	294	4.58%
Total interest bearing liabilities	3,660,692	3,727	0.41%	2,874,457	2,312	0.32%
Demand deposits	1,891,968			1,506,762
Other liabilities	64,668			71,935
Stockholders’ equity	840,053			529,094
Total liabilities and stockholders’ equity	$6,457,381			$4,982,248
Net interest spread (tax equivalent basis) (note 6)			4.23%			4.03%
Net interest income (tax equivalent basis)		$62,526			$45,802
Net interest margin (tax equivalent basis) (note 7)			4.38%			4.14%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $423 and ($145) for the three month periods ended June 30, 2017 and 2016.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($504) and ($337) for the three month periods ended June 30, 2017 and 2016.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $58 and $58 for the three month periods ended June 30, 2017 and 2016.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan and securities yield offset by a slight increase to the cost of deposits between the two periods presented above.

The Company acquired Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.  As such, the acquired assets and assumed liabilities from Platinum were fully integrated into the current quarter averages and income.  The acquired assets and assumed liabilities from the Gateway transaction were included in the current quarter averages income, but only for two months.

Provision for loan losses

The provision for loan losses increased $988 to $1,899 during the three month period ending June 30, 2017 compared to a provision expense of $911 for the comparable period in 2016. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance

Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2017 was $16,974 compared to $16,971 for the comparable period in 2016. A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Three month period ending:	2017	2016	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$6,868	$8,049	$(1,181)	(14.7)%
Other correspondent banking related revenue (note 2)	1,195	1,242	(47)	(3.8)%
Wealth management related revenue	891	795	96	12.1%
Service charges on deposit accounts	3,822	3,329	493	14.8%
Debit, prepaid, ATM and merchant card related fees	2,324	2,182	142	6.5%
BOLI income	694	654	40	6.1%
Other non-interest income	1,180	720	460	63.9%
Total non-interest income	$16,974	$16,971	$3	0.0%

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

“Income from correspondent banking capital markets division” decreased between the two periods presented above due to decreased fees from bond and capital market sales.  Service charges on deposit accounts increased $493 in part due to the acquisitions of Platinum and Gateway and new product changes on personal and business accounts implemented during the third quarter of 2016.  In addition, we recognized gains on sale of residential and small business administration loans held for sale of approximately $476 during the current quarter and is included in “other non-interest income”.

Non-interest expense

Non-interest expense for the three months ended June 30, 2017 increased $17,760, or 47.9%, to $54,809, compared to $37,049 for the same period in 2016. Components of our non-interest expenses are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Three month period ending:	2017	2016	(decrease)	(decrease)
Salaries and wages	$21,360	$17,499	$3,861	22.1%
Incentive/bonus compensation	2,483	1,548	935	60.4%
Stock based compensation	1,115	1,062	53	5.0%
Employer 401K matching contributions	603	479	124	25.9%
Deferred compensation expense	147	160	(13)	(8.1)%
Health insurance and other employee benefits	2,178	1,546	632	40.9%
Payroll taxes	1,446	1,111	335	30.2%
Other employee related expenses	206	291	(85)	(29.2)%
Incremental direct cost of loan origination	(1,221)	(737)	(484)	65.7%
Total salaries, wages and employee benefits	28,317	22,959	5,358	23.3%

Gain on sale of OREO	(58)	(554)	496	(89.5)%
Valuation write down of OREO	310	392	(82)	(20.9)%
Loss (gain) on repossessed assets other than real estate	1	31	(30)	(96.8)%
Foreclosure and repossession related expenses	623	742	(119)	(16.0)%
Total credit related expenses	876	611	265	43.4%

Occupancy expense	3,069	2,477	592	23.9%
Depreciation of premises and equipment	1,837	1,588	249	15.7%
Supplies, stationary and printing	434	380	54	14.2%
Marketing expenses	1,078	826	252	30.5%
Data processing expense	2,419	1,765	654	37.1%
Legal, auditing and other professional fees	932	949	(17)	(1.8)%
Bank regulatory related expenses	891	968	(77)	(8.0)%
Postage and delivery	491	486	5	1.0%
Debit, prepaid, ATM and merchant card related expenses	863	816	47	5.8%
Amortization of intangibles	1,042	814	228	28.0%
Internet and telephone banking	503	628	(125)	(19.9)%
Operational write-offs and losses	(35)	99	(134)	(135.4)%
Correspondent accounts and Federal Reserve charges	240	203	37	18.2%
Conferences/Seminars/Education/Training	207	102	105	102.9%
Impairment (recovery) of bank property held for sale	430	(38)	468	(1,231.6)%
Director fees	175	149	26	17.4%
Travel expenses	287	119	168	141.2%
Other expenses	1,295	1,148	147	12.8%
Subtotal	45,351	37,049	8,302	22.4%
Merger related expenses	9,458	—	9,458	NM
Total non-interest expense	$54,809	$37,049	$17,760	47.9%

Excluding merger related expenses, which represent direct severance, system terminations, and legal and professional fees that are not duplicative of current operations, our non-interest expenses increased $8,302, or 22.4% to $45,351 during the current quarter compared to $37,049 during the same quarter last year. The overall primary reason for the increase relates to the acquisitions of Platinum and Gateway during the current quarter.

Provision for income taxes

We recognized an income tax expense for the three months ended June 30, 2017 of $6,050 on pre-tax income of $21,283 (an effective tax rate of 28.4%) compared to an income tax expense of $8,274 on pre-tax income of $24,008 (an effective tax rate of 34.5%) for the comparable quarter in 2016.  The primary reasons for the decrease in the effective tax rates are a larger percentage of tax exempt interest income relative to total revenue, lower pre-tax income due to merger related expenses, and excess tax benefits of $1,119 recorded during the current quarter as a result of implementing ASU 2016-09, Stock Compensation Improvements to Employee Share-Based Payment Activity, on January 1, 2017.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

Overview

We recognized net income of $31,833 or $0.58 per share basic and $0.57 per share diluted for the six month period ended June 30, 2017, compared to net income of $10,930 or $0.23 per share basic and diluted for the same period in 2016.  A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	increase
Six month period ending:	2017	2016	(decrease)
Net interest income	$109,338	$86,472	$22,866
Provision for loan losses	2,894	1,421	1,473
Net interest income after loan loss provision	106,444	85,051	21,393

Correspondent banking and capital markets division	14,512	18,066	(3,554)
IA amortization	—	(1,166)	1,166
FDIC revenue	—	96	(96)
Gain from early extinguishment of debt	—	308	(308)
All other non-interest income	16,964	14,228	2,736
Total non-interest income	31,476	31,532	(56)

Correspondent banking and capital markets division	10,290	11,941	(1,651)
Credit related expenses	1,531	970	561
Merger related expenses	10,328	11,172	(844)
Termination of FDIC loss share agreements	—	17,560	(17,560)
All other non-interest expense	70,703	58,259	12,444
Total non-interest expense	92,852	99,902	(7,050)

Net income before provision for income taxes	45,068	16,681	28,387
Provision for income taxes	13,235	5,751	7,484
Net income	$31,833	$10,930	20,903

The primary differences between the periods presented above relate the termination of the FDIC loss share agreements in February 2016 resulting in a charge of $17,560 during the first quarter of 2016.  Other differences between both periods include higher net interest income and other non-interest expense.

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Platinum and Gateway. The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Platinum and Gateway.  These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $22,866 or 26.4% to $109,338 during the six month period ended June 30, 2017 compared to $86,472 for the same period in 2016. The 22,866 increase was the result of a 25,040 increase in interest income and a 2,174 increase in interest expense.

Interest earning assets averaged $5,220,144 during the six month period ended June 30, 2017 as compared to $4,174,205 for the same period in 2016, an increase of $1,045,939, or 25.1%. The yield on average interest earning assets increased 11 bps to 4.48% (14 bps to 4.59% tax equivalent basis) during the six month period ended June 30, 2017, compared to 4.37% (4.45% tax equivalent basis) for the same period in 2016. The combined effects of the $1,045,939 increase in average interest earning assets and the 11 bps (14 bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $25,040 ($26,451 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $3,344,746 during the six month period ended June 30, 2017 as compared to $2,696,914 for the same period in 2016, an increase of 647,832 or 24.0%. The cost of average interest bearing liabilities was 0.39% during the six month period ended June 30, 2017, compared to 0.32% for the same period in 2016. The effect of the $647,832 increase in average interest bearing liabilities and the 7 bps increase in cost of funds resulted in the $2,174 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2017 and 2016 on a tax equivalent basis.

	Six months ended June 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$3,770,846	$85,381	4.57%	$2,759,446	$61,733	4.50%
PCI loans (note 9)	181,855	17,084	18.94%	220,291	16,955	15.48%
Securities- taxable	906,831	10,835	2.41%	834,214	9,830	2.37%
Securities- tax exempt (note 8)	168,485	3,951	4.73%	111,285	2,609	4.71%
Fed funds sold and other (note 3)	192,127	1487	1.56%	248,969	1160	0.94%
Total interest earning assets	5,220,144	118,738	4.59%	4,174,205	92,287	4.45%

Allowance for loan losses	(27,628)			(22,895)
All other assets	647,363			517,747
Total assets	$5,839,879			$4,669,057

Interest bearing deposits (note 4)	3,016,332	4,516	0.30%	2,446,684	3,221	0.26%
Fed funds purchased	256,825	1,229	0.97%	192,999	507	0.53%
Other borrowings (note 5)	45,573	113	0.50%	33,799	69	0.41%
Corporate debenture (note 10)	26,016	651	5.05%	23,432	538	4.62%
Total interest bearing liabilities	3,344,746	6,509	0.39%	2,696,914	4,335	0.32%
Demand deposits	1,701,073			1,394,592
Other liabilities	65,281			64,293
Stockholders’ equity	728,779			513,258
Total liabilities and stockholders’ equity	$5,839,879			$4,669,057
Net interest spread (tax equivalent basis) (note 6)			4.20%			4.13%
Net interest income (tax equivalent basis)		$112,229			$87,952
Net interest margin (tax equivalent basis) (note 7)			4.34%			4.24%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $849 and ($349) for the six month periods ended June 30, 2017 and 2016.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($616) and ($537) for the six month periods ended June 30, 2017 and 2016.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $117 and $95 for the six month periods ended June 30, 2017 and 2016.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan and securities yield with a slight increase to the cost of deposits between the two periods presented above.

The Company acquired Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.  As such, the acquired assets and assumed liabilities from Platinum and Gateway contributed to the current period averages and income.

Provision for loan losses

The provision for loan losses increased $1,473 to $2,894 during the six month period ending June 30, 2017 compared to a provision expense of $1,421 for the comparable period in 2016. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six months ended June 30, 2017 was $31,476 compared to $31,532 for the comparable period in 2016. This slight decrease was the result of the following components listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Six month period ending:	2017	2016	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$12,244	$15,420	$(3,176)	(20.6)%
Other correspondent banking related revenue (note 2)	2,268	2,646	(378)	(14.3)%
Wealth management related revenue	1,784	1,530	254	16.6%
Service charges on deposit accounts	7,397	6,065	1,332	22.0%
Debit, prepaid, ATM and merchant card related fees	4,589	4,228	361	8.5%
BOLI income	1,335	1,219	116	9.5%
Other service charges and fees	1,859	1,186	673	56.7%
Subtotal	$31,476	$32,294	$(818)	(2.5)%
Gain on early extinguishment of debt	—	308	(308)	(100.0)%
FDIC indemnification asset-amortization(see explanation below)	—	(1,166)	1,166	(100.0)%
FDIC indemnification income	—	96	(96)	(100.0)%
Total non-interest income	$31,476	$31,532	$(56)	(0.2)%

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

“Income from correspondent banking capital markets division” decreased between the two periods presented above due to decreased fees from bond and capital market sales.  Service charges on deposit accounts increased $1,332 in part due to the acquisitions of Platinum and Gateway and new product changes on personal and business accounts implemented during the third quarter of 2016.  In addition, the termination of the FDIC loss share agreements in February 2016 resulted in no further FDIC indemnification asset amortization during the six month period ending June 30, 2017 which increased non-interest income by $1,166 compared to the same period in 2016.

Non-interest expense

Non-interest expense for the six months ended June 30, 2017 decreased $7,050, or 7.1%, to $92,852, compared to $99,902 for the same period in 2016. Components of our non-interest expenses are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Six month period ending:	2017	2016	(decrease)	(decrease)
Salaries and wages	$38,834	$33,636	$5,198	15.5%
Incentive/bonus compensation	3,804	2,807	997	35.5%
Stock based compensation	2,254	2,142	112	5.2%
Employer 401K matching contributions	1,110	956	154	16.1%
Deferred compensation expense	291	320	(29)	(9.1)%
Health insurance and other employee benefits	3,655	2,806	849	30.3%
Payroll taxes	2,872	2,534	338	13.3%
Other employee related expenses	581	582	(1)	(0.2)%
Incremental direct cost of loan origination	(2,202)	(1,369)	(833)	60.8%
Total salaries, wages and employee benefits	51,199	44,414	6,785	15.3%

Gain on sale of OREO	(162)	(712)	550	(77.2)%
Valuation write down of OREO	471	414	57	13.8%
(Gain) loss on repossessed assets other than real estate	(6)	37	(43)	(116.2)%
Foreclosure and repossession related expenses	1,228	1,231	(3)	(0.2)%
Total credit related expenses	1,531	970	561	57.8%

Occupancy expense	5,818	4,624	1,194	25.8%
Depreciation of premises and equipment	3,521	3,085	436	14.1%
Supplies, stationary and printing	788	679	109	16.1%
Marketing expenses	1,930	1,516	414	27.3%
Data processing expense	4,245	3,292	953	28.9%
Legal, auditing and other professional fees	1,820	1,852	(32)	(1.7)%
Bank regulatory related expenses	1,618	1,778	(160)	(9.0)%
Postage and delivery	919	841	78	9.3%
Debit, prepaid, ATM and merchant card related expenses	1,569	1,412	157	11.1%
Amortization of intangibles	1,804	1,492	312	20.9%
Internet and telephone banking	1,021	1,192	(171)	(14.3)%
Operational write-offs and losses	170	107	63	58.9%
Correspondent accounts and Federal Reserve charges	430	379	51	13.5%
Conferences/Seminars/Education/Training	439	235	204	86.8%
Impairment of bank property held for sale	507	418	89	21.3%
Director fees	353	359	(6)	(1.7)%
Travel expenses	347	198	149	75.3%
Other expenses	2,495	2,327	168	7.2%
Subtotal	82,524	71,170	11,354	16.0%
Merger related expenses	10,328	11,172	(844)	(7.6)%
Loss from termination of FDIC loss share agreements	-	17,560	(17,560)	NM %
Total non-interest expense	$92,852	$99,902	$(7,050)	(7.1)%

Excluding merger related expenses, which represent direct severance, system terminations, and legal and professional fees that are not duplicative of current operations, and charges related to termination of FDIC loss sharing agreements, our non-interest expenses increased $11,354, or 16.0% to $82,524 during the current period compared to $71,170 during the same period last year. The overall primary reason for the increase relates to the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

Provision for income taxes

We recognized an income tax expense for the six months ended June 30, 2017 of $13,235 on pre-tax income of $45,068 (an effective tax rate of 29.4%) compared to an income tax expense of $5,751 on pre-tax income of $16,681 (an effective tax rate of 34.5%) for the comparable quarter in 2016.  The primary reasons for the decrease in the effective tax rates are a larger percentage of tax exempt interest income relative to total revenue and excess tax benefits of $2,202 recorded during the current period as a result of implementing ASU 2016-09, Stock Compensation Improvements to Employee Share-Based Payment Activity, on January 1, 2017.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Loans, excluding PCI loans	$48,060	$32,930	$83,784	$61,140
PCI loans	8,559	8,047	17,084	16,955
Securities - taxable	5,961	4,768	10,836	9,830
Securities - tax-exempt	1,328	942	2,656	1,722
Federal funds sold and other	836	622	1,487	1,160
Total Interest income (GAAP)	64,744	47,309	115,847	90,807

Tax equivalent adjustment
Non PCI loans	862	325	1,597	593
Securities - tax-exempt	647	480	1,294	887
Total tax equivalent adjustment	1,509	805	2,891	1,480

Interest income - tax equivalent
Loans excluding PCI loans	48,922	33,255	85,381	61,733
PCI loans	8,559	8,047	17,084	16,955
Securities - taxable	5,961	4,768	10,836	9,830
Securities - tax-exempt	1,975	1,422	3,950	2,609
Federal funds sold and other	836	622	1,487	1,160
Total interest income - tax equivalent	66,253	48,114	118,738	92,287

Total Interest expense (GAAP)	(3,727)	(2,312)	(6,509)	(4,335)

Net interest income - tax equivalent	$62,526	$45,802	$112,229	$87,952

Net interest income (GAAP)	$61,017	$44,997	$109,338	$86,472

Yields and costs
Yield on loans excluding PCI - tax equivalent	4.63%	4.53%	4.57%	4.50%
Yield on securities tax-exempt - tax equivalent	5.09%	4.70%	4.73%	4.71%
Yield on interest earning assets (GAAP)	4.53%	4.28%	4.48%	4.37%
Yield on interest earning assets - tax equivalent	4.64%	4.35%	4.59%	4.45%
Cost of interest bearing liabilities (GAAP)	0.41%	0.32%	0.39%	0.32%
Net interest spread (GAAP)	4.12%	3.96%	4.09%	4.05%
Net interest spread - tax equivalent	4.23%	4.03%	4.20%	4.13%
Net interest margin (GAAP)	4.27%	4.07%	4.22%	4.17%
Net interest margin - tax equivalent	4.38%	4.14%	4.34%	4.24%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2016. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2017. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

There have been no material changes in our risk factors from our disclosure in Item 1A of our December 31, 2016 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
April 1, 2017	April 30, 2017	---	---	---	1,934,735
May 1, 2017	May 31, 2017	---	---	---	1,934,735
June 1, 2017	June 30, 2017	578	$24.83	---	1,934,735
Total for quarter ending June 30, 2017		578	$24.83	---	1,934,735

(1)

We did not repurchase any shares of our common stock during the second quarter of 2017 pursuant to our stock repurchase plan currently in place. We repurchased 578 shares of our common stock from our employees during the second quarter of 2017 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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

CENTERSTATE BANKS, INC.

(Registrant)

Date: August 3, 2017	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: August 3, 2017	By:	/s/ Jennifer L. Idell
Jennifer L. Idell
Executive Vice President
and Chief Financial Officer