Form 10-Q
period 2017-09-30
CenterState Bank Corp
filed 2017-11-06
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-32017

CENTERSTATE BANK CORPORATION

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	60,107,229 shares
(class)	Outstanding at October 31, 2017

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$100,795	$66,368
Deposits in other financial institutions (restricted cash)	18,438	—
Federal funds sold and Federal Reserve Bank deposits	182,996	109,286
Cash and cash equivalents	302,229	175,654
Trading securities, at fair value	2,973	12,383
Investment securities available for sale, at fair value	866,657	740,702
Investment securities held to maturity (fair value of $238,462 and $242,693
at September 30, 2017 and December 31, 2016, respectively)	237,874	250,543
Loans held for sale	12,243	2,285

Loans, excluding purchased credit impaired	4,517,592	3,243,823
Purchased credit impaired loans	163,975	185,924
Allowance for loan losses	(31,828)	(27,041)
Net Loans	4,649,739	3,402,706

Bank premises and equipment, net	141,605	114,815
Accrued interest receivable	16,835	12,112
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	28,262	17,669
Goodwill	257,683	106,028
Core deposit intangible, net	25,140	15,510
Other intangible assets, net	1,035	784
Bank owned life insurance	145,755	98,424
Other repossessed real estate owned	5,904	7,090
Deferred income tax asset, net	56,160	63,208
Bank property held for sale	11,993	8,599
Interest rate swap derivatives, at fair value	42,398	31,817
Prepaid expense and other assets	18,376	18,230
TOTAL ASSETS	$6,822,861	$5,078,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$1,915,662	$1,426,624
Demand - interest bearing	996,861	917,004
Savings and money market accounts	1,667,503	1,263,479
Time deposits	845,444	545,437
Total deposits	5,425,470	4,152,544

Securities sold under agreement to repurchase	46,100	28,427
Federal funds purchased	335,531	261,986
Corporate debentures	26,134	25,958
Accrued interest payable	1,154	851
Interest rate swap derivatives, at fair value	43,314	32,691
Payables and accrued expenses	35,536	23,645
Total liabilities	5,913,239	4,526,102

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 60,053,392 and 48,146,981 shares issued and outstanding
at September 30, 2017 and December 31, 2016, respectively	601	482
Additional paid-in capital	735,595	430,459
Retained earnings	173,704	130,090
Accumulated other comprehensive loss	(278)	(8,574)
Total stockholders' equity	909,622	552,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,822,861	$5,078,559

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income:
Loans	$59,122	$41,445	$159,990	$119,540
Investment securities:
Taxable	5,648	4,693	16,622	14,523
Tax-exempt	1,400	1,053	3,918	2,775
Federal funds sold and other	887	512	2,374	1,672
	67,057	47,703	182,904	138,510
Interest expense:
Deposits	3,178	1,821	7,694	5,042
Securities sold under agreement to repurchase	80	25	157	80
Federal funds purchased	866	240	2,131	761
Corporate debentures	347	298	998	836
	4,471	2,384	10,980	6,719

Net interest income	62,586	45,319	171,924	131,791
Provision for loan losses	1,096	1,275	3,990	2,696
Net interest income after loan loss provision	61,490	44,044	167,934	129,095

Non interest income:
Correspondent banking capital markets revenue	5,823	6,381	18,067	21,801
Other correspondent banking related revenue	1,390	1,147	3,658	3,793
Service charges on deposit accounts	3,870	3,770	11,267	9,835
Debit, prepaid, ATM and merchant card related fees	2,127	2,017	6,716	6,245
Wealth management related revenue	914	892	2,698	2,422
FDIC indemnification income	—	—	—	96
FDIC indemnification asset amortization	—	—	—	(1,166)
Bank owned life insurance income	975	658	2,310	1,877
Gain on sale of residential loans held for sale	404	302	932	623
Other non interest income	1,238	501	2,569	1,674
Net gain on sale of securities available for sale	—	13	—	13
Total other income	16,741	15,681	48,217	47,213

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Non interest expense:
Salaries, wages and employee benefits	28,515	22,418	79,714	66,832
Occupancy expense	3,422	2,532	9,453	7,329
Depreciation of premises and equipment	1,842	1,629	5,363	4,714
Supplies, stationary and printing	392	341	1,180	1,020
Marketing expenses	955	700	2,885	2,216
Data processing expense	2,006	1,761	6,251	5,053
Legal, audit and other professional fees	854	904	2,674	2,756
Amortization of intangibles	1,133	756	2,937	2,179
Postage and delivery	512	423	1,431	1,264
ATM and debit card related expenses	746	607	2,102	1,846
Bank regulatory expenses	666	863	2,284	2,641
Gain on sale of repossessed real estate (“OREO”)	(38)	(558)	(200)	(1,270)
Valuation write down of repossessed real estate (“OREO”)	141	237	612	651
(Gain) loss on repossessed assets other than real estate	(13)	(4)	(19)	33
Foreclosure related expenses	437	512	1,665	1,743
Merger related expenses	—	—	10,328	11,172
Branch closure and efficiency initiatives	—	616	507	1,034
Loss from termination of FDIC loss share agreements	—	—	—	17,560
Other expenses	3,052	2,658	8,307	7,524
Total other expenses	44,622	36,395	137,474	136,297

Income before provision for income taxes	33,609	23,330	78,677	40,011
Provision for income taxes	11,559	7,946	24,794	13,697
Net income	$22,050	$15,384	$53,883	$26,314

Other comprehensive income, net of tax:
Unrealized securities holding gain, net of income taxes	$(620)	$232	$8,296	$6,078
Less: reclassified adjustments for gain included in net income, net of income taxes, of $0, $5, $0 and $5, respectively	—	(8)	—	(8)
Net unrealized gain on available for sale securities, net of income taxes	$(620)	$224	$8,296	$6,070

Total comprehensive income	$21,430	$15,608	$62,179	$32,384

Earnings per share:
Basic	$0.37	$0.32	$0.95	$0.55
Diluted	$0.36	$0.32	$0.94	$0.55
Common shares used in the calculation of earnings per share:
Basic (1)	59,906,610	47,820,543	56,315,700	47,254,255
Diluted (1)	61,115,005	48,602,566	57,330,267	47,954,759

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2017 and 2016 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2016	45,459,195	$455	$393,191	$95,430	$1,438	$490,514

Net income				26,314		26,314
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $3,811					6,070	6,070

Dividends paid - common ($0.12 per share)				(5,759)		(5,759)
Stock grants issued	205,628	2	198			200
Stock based compensation expense			3,251			3,251
Stock options exercised, including tax benefit	103,381	1	717			718
Stock repurchase	(27,622)	(1)	(401)			(402)
Stock issued pursuant to Community Bank acquisition	2,276,042	23	31,842			31,865
Balances at September 30, 2016	48,016,624	$480	$428,798	$115,985	$7,508	$552,771

Balances at January 1, 2017	48,146,981	$482	$430,459	$130,090	$(8,574)	$552,457

Net income				53,883		53,883
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $5,210					8,296	8,296

Dividends paid - common ($0.18 per share)				(10,269)		(10,269)
Stock grants issued	240,075	2	401			403
Stock based compensation expense			3,333			3,333
Stock options exercised	479,864	5	5,308			5,313
Stock repurchase	(32,224)	(1)	(786)			(787)
Stock issued pursuant to Platinum Bank acquisition	4,279,255	43	110,790			110,833
Stock issued pursuant to Gateway Bank acquisition	4,244,441	43	107,044			107,087
Stock options acquired and converted pursuant to Gateway Bank acquisition			15,811			15,811
Stock issued pursuant to public offering, net of costs of $529	2,695,000	27	63,235			63,262
Balances at September 30, 2017	60,053,392	$601	$735,595	$173,704	$(278)	$909,622

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$53,883	$26,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,990	2,696
Depreciation of premises and equipment	5,363	4,714
Accretion of purchase accounting adjustments	(26,653)	(27,786)
Net amortization of investment securities	7,389	8,297
Net deferred loan origination fees	314	(354)
Gain on sale of securities available for sale	—	(13)
Trading securities revenue	(192)	(418)
Purchases of trading securities	(186,523)	(122,383)
Proceeds from sale of trading securities	196,125	122,742
Repossessed real estate owned valuation write down	612	651
Gain on sale of repossessed real estate owned	(200)	(1,270)
(Gain) loss on repossessed assets other than real estate	(19)	33
Gain on sale of residential loans held for sale	(932)	(623)
Residential loans originated and held for sale	(53,806)	(30,883)
Proceeds from sale of residential loans held for sale	44,780	31,434
(Gain) loss on disposal of and or sale of fixed assets	(217)	1
Gain on disposal of bank property held for sale	(304)	(107)
Impairment on bank property held for sale	507	1,074
Gain on extinguishment of debt	—	(308)
Gain on sale of small business administration loans	(442)	—
Small business administration loans originated for sale	(6,623)	—
Proceeds from sale of small business administration loans	7,065	—
Deferred income taxes	10,018	(1,321)
Tax deduction in excess of book deduction for stock awards	(2,407)	—
Stock based compensation expense	3,333	3,251
Bank owned life insurance income	(2,310)	(1,877)
FDIC indemnification asset amortization	—	1,166
Loss from termination of FDIC loss share agreements	—	17,560
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	5,447	2,042
Net change in accrued interest payable, accrued expense, and other liabilities	7,973	7,507
Net cash provided by operating activities	$66,171	42,139

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Nine months ended September 30,
	2017	2016
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$(46,472)	$(10,025)
Purchases of mortgage backed securities	(165,347)	(245,190)
Proceeds from pay-downs of mortgage backed securities	91,530	90,984
Proceeds from sales of investment securities	104,260	79,657
Proceeds from sales of mortgage backed securities	156,564	62,418
Proceeds from called investment securities	710	10,113
Proceeds from maturities of investment securities	1,000	—
Held to maturity securities:
Purchases of investment securities	(2,693)	(58,458)
Purchases of mortgage backed securities	(1,695)	(3,730)
Proceeds from called investment securities	—	42,936
Proceeds from pay-downs of mortgage backed securities	15,797	26,875
Purchases of FHLB and FRB stock	(9,304)	—
Proceeds from sales of FHLB and FRB stock	5,572	29
Net increase in loans	(202,434)	(161,807)
Cash received from FDIC loss sharing agreements	—	5,482
Purchases of premises and equipment, net	(8,124)	(4,776)
Proceeds from sale of repossessed real estate	3,794	15,227
Proceeds from sale of fixed assets	548	—
Proceeds from sale of bank property held for sale	6,413	1,482
Purchase of bank owned life insurance	(30,000)	(10,000)
Net cash from bank acquisitions	86,530	41,885
Net cash provided by (used in) investing activities	$6,649	$(116,898)
Cash flows from financing activities:
Net increase in deposits	45,367	135,650
Net increase (decrease) in securities sold under agreement to repurchase	12,104	(1,127)
Net increase in federal funds purchased	73,545	58,079
Net decrease in other borrowings	(134,732)	(57,418)
Extinguishment of debt	—	(8,680)
Net (decrease) increase in payable to shareholders for acquisitions	(48)	82
Stock options exercised	5,313	718
Proceeds from stock offering, net of offering costs	63,262	—
Stock repurchased	(787)	(402)
Dividends paid	(10,269)	(5,759)
Net cash provided by financing activities	$53,755	$121,143

Net increase in cash and cash equivalents	126,575	46,384
Cash and cash equivalents, beginning of period	175,654	152,482
Cash and cash equivalents, end of period	$302,229	$198,866

Transfer of loans to other real estate owned	$2,614	$5,643
Transfers of bank property to held for sale	$4,136	$4,415

Cash paid during the period for:
Interest	$12,323	$6,968
Income taxes	$8,893	$14,909

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Bank Corporation (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank, N.A. (“CenterState” or “Bank”), and non bank subsidiaries, R4ALL, Inc. and CSFL Insurance Corp. As of September 30, 2017, the Bank provides traditional deposit and lending products and services to its commercial and retail customers through 78 full service banking locations in 28 counties throughout Florida.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results expected for the full year.

Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were no anti-dilutive stock options for the three and nine month periods ending September 30, 2017.  Stock options for 24,500 and 67,609 shares of common stock were not considered in computing diluted earnings per common share during the three and nine month periods ending September 30, 2016 because they were anti-dilutive.  The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic
Net income available to common shareholders	$22,050	$15,384	$53,883	$26,314
Less: Earnings allocated to participating securities	(46)	(60)	(121)	(104)
Net income allocated to common shareholders	$22,004	$15,324	$53,762	$26,210

Weighted average common shares outstanding
including participating securities	60,032,804	48,006,824	56,442,506	47,441,952
Less: Participating securities (1)	(126,194)	(186,281)	(126,806)	(187,697)
Average shares	59,906,610	47,820,543	56,315,700	47,254,255
Basic earnings per common share	$0.37	$0.32	$0.95	$0.55

Diluted
Net income available to common shareholders	$22,004	$15,324	$53,762	$26,210
Weighted average common shares outstanding for
basic earnings per common share	59,906,610	47,820,543	56,315,700	47,254,255
Add: Dilutive effects of stock based compensation awards	1,208,395	782,023	1,014,567	700,504
Average shares and dilutive potential common shares	61,115,005	48,602,566	57,330,267	47,954,759
Diluted earnings per common share	$0.36	$0.32	$0.94	$0.55

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

CenterState Bank Corporation and Subsidiaries

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2017
Assets:
Trading securities	$2,973	—	$2,973	—
Available for sale securities
Corporate debt securities	5,175	—	5,175	—
Obligations of U.S. government sponsored entities and agencies	9,773	—	9,773	—
Mortgage backed securities	788,016	—	788,016	—
Municipal securities	63,693	—	63,693	—
Interest rate swap derivatives	42,398	—	42,398	—

Liabilities:
Interest rate swap derivatives	43,314	—	43,314	—

at December 31, 2016
Assets:
Trading securities	$12,383	—	$12,383	—
Available for sale securities
U.S. Treasury securities	1,001	—	1,001	—
Obligations of U.S. government sponsored entities and agencies	9,301	—	9,301	—
Mortgage backed securities	707,957	—	707,957	—
Municipal securities	22,443	—	22,443	—
Interest rate swap derivatives	31,817	—	31,817	—

Liabilities:
Interest rate swap derivatives	32,691	—	32,691	—

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2017, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10.5%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2017
Assets:
Impaired loans
Residential real estate	$2,105	—	—	$2,105
Commercial real estate	7,200	—	—	7,200
Land, land development and construction	295	—	—	295
Commercial	1,171	—	—	1,171
Consumer	59	—	—	59
Other real estate owned
Residential real estate	689	—	—	689
Commercial real estate	342	—	—	342
Land, land development and construction	1,652	—	—	1,652
Bank property held for sale	1,516	—	—	1,516

at December 31, 2016
Assets:
Impaired loans
Residential real estate	$2,937	—	—	$2,937
Commercial real estate	8,355	—	—	8,355
Land, land development and construction	1,004	—	—	1,004
Commercial	1,207	—	—	1,207
Consumer	62	—	—	62
Other real estate owned
Residential real estate	137	—	—	137
Commercial real estate	873	—	—	873
Land, land development and construction	1,385	—	—	1,385
Bank property held for sale	868	—	—	868

Impaired loans measured at fair value had a recorded investment of $11,312 with a valuation allowance of $482, at September 30, 2017, and a recorded investment of $13,951, with a valuation allowance of $386, at December 31, 2016. The Company recorded a provision for loan loss expense of $384 and $779 on these loans during the three and nine month periods ending September 30, 2017.  The Company recorded a provision for loan loss expense of $86 and $458 on impaired loans carried at fair value during the three and nine month periods ending September 30, 2016.

Other real estate owned had a decline in fair value of $141, $237, $612 and $651 during the three and nine month periods ending September 30, 2017 and 2016, respectively.  Changes in fair value were recorded directly to current earnings through non interest expense.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals.  The Company recognized an impairment charge, net of recoveries and gains on sale, of ($175), $549, $(203) and $967 during the three and nine month periods ending September 30, 2017 and 2016, respectively, related to bank properties held for sale.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at September 30, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$302,229	$302,229	$—	$—	$302,229
Trading securities	2,973	—	2,973	—	2,973
Investment securities available for sale	866,657	—	866,657	—	866,657
Investment securities held to maturity	237,874	—	238,462	—	238,462
FHLB and FRB stock	28,262	—	—	—	n/a
Loans held for sale	12,243	—	12,243	—	12,243
Loans, less allowance for loan losses of $31,828	4,649,739	—	—	4,644,316	4,644,316
Interest rate swap derivatives	42,398	—	42,398	—	42,398
Accrued interest receivable	16,835	—	4,495	12,340	16,835

Financial liabilities:
Deposits- without stated maturities	$4,580,026	$4,580,026	$—	$—	$4,580,026
Deposits- with stated maturities	845,444	—	849,664	—	849,664
Securities sold under agreement to repurchase	46,100	—	46,100	—	46,100
Federal funds purchased	335,531	—	335,531	—	335,531
Corporate debentures	26,134	—	—	22,139	22,139
Interest rate swap derivatives	43,314	—	43,314	—	43,314
Accrued interest payable	1,154	—	1,154	—	1,154

		Fair value measurements
at December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$175,654	$175,654	$—	$—	$175,654
Trading securities	12,383	—	12,383	—	12,383
Investment securities available for sale	740,702	—	740,702	—	740,702
Investment securities held to maturity	250,543	—	242,693	—	242,693
FHLB and FRB stock	17,669	—	—	—	n/a
Loans held for sale	2,285	—	2,285	—	2,285
Loans, less allowance for loan losses of $27,041	3,402,706	—	—	3,395,975	3,395,975
Interest rate swap derivatives	31,817	—	31,817	—	31,817
Accrued interest receivable	12,112	—	3,979	8,133	12,112

Financial liabilities:
Deposits- without stated maturities	$3,607,107	$3,607,107	$—	$—	$3,607,107
Deposits- with stated maturities	545,437	—	547,570	—	547,570
Securities sold under agreement to repurchase	28,427	—	28,427	—	28,427
Federal funds purchased	261,986	—	261,986	—	261,986
Corporate debentures	25,958	—	—	22,363	22,363
Interest rate swap derivatives	32,691	—	32,691	—	32,691
Accrued interest payable	851	—	851	—	851

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and nine month periods ending September 30, 2017 and 2016.

	Three month period ending September 30, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$64,410	$2,647	$—	$—	$67,057
Interest expense	(3,305)	(819)	(347)	—	(4,471)
Net interest income (expense)	61,105	1,828	(347)	—	62,586
Provision for loan losses	(1,113)	17	—	—	(1,096)
Non interest income	9,528	7,213	—	—	16,741
Non interest expense	(38,432)	(5,304)	(886)	—	(44,622)
Net income (loss) before taxes	31,088	3,754	(1,233)	—	33,609
Income tax (provision) benefit	(10,579)	(1,448)	468	—	(11,559)
Net income	$20,509	$2,306	$(765)	$—	$22,050
Total assets	$6,319,532	$498,669	$940,571	$(935,911)	$6,822,861

	Nine month period ending September 30, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$175,015	$7,889	$—	$—	$182,904
Interest expense	(7,934)	(2,048)	(998)	—	(10,980)
Net interest income (expense)	167,081	5,841	(998)	—	171,924
Provision for loan losses	(4,073)	83	—	—	(3,990)
Non interest income	26,493	21,724	—	—	48,217
Non interest expense	(119,304)	(15,594)	(2,576)	—	(137,474)
Net income (loss) before taxes	70,197	12,054	(3,574)	—	78,677
Income tax (provision) benefit	(22,900)	(4,649)	2,755	—	(24,794)
Net income (loss)	$47,297	$7,405	$(819)	$—	$53,883
Total assets	$6,319,532	$498,669	$940,571	$(935,911)	$6,822,861

	Three month period ending September 30, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$45,840	$1,863	$—	$—	$47,703
Interest expense	(1,848)	(238)	(298)	—	(2,384)
Net interest income (expense)	43,992	1,625	(298)	—	45,319
Provision for loan losses	(1,303)	28	—	—	(1,275)
Non interest income	8,153	7,528	—	—	15,681
Non interest expense	(30,025)	(5,456)	(914)	—	(36,395)
Net income (loss) before taxes	20,817	3,725	(1,212)	—	23,330
Income tax (provision) benefit	(6,973)	(1,437)	464	—	(7,946)
Net income (loss)	$13,844	$2,288	$(748)	$—	$15,384
Total assets	$4,612,833	$394,475	$585,561	$(578,357)	$5,014,512

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Nine month period ending September 30, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$132,783	$5,727	$—	$—	$138,510
Interest expense	(5,129)	(745)	(845)	—	(6,719)
Net interest income (expense)	127,654	4,982	(845)	—	131,791
Provision for loan losses	(2,648)	(48)	—	—	(2,696)
Non interest income	21,311	25,594	308	—	47,213
Non interest expense	(115,934)	(17,397)	(2,966)	—	(136,297)
Net income (loss) before taxes	30,383	13,131	(3,503)	—	40,011
Income tax (provision) benefit	(9,964)	(5,064)	1,331	—	(13,697)
Net income (loss)	$20,419	$8,067	$(2,172)	$—	$26,314
Total assets	$4,612,833	$394,475	$585,561	$(578,357)	$5,014,512

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

CenterState Bank Corporation and Subsidiaries

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

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,000	$175	$—	$5,175
Obligations of U.S. government sponsored entities and agencies	10,000	—	227	9,773
Mortgage backed securities	789,921	3,501	5,406	788,016
Municipal securities	62,188	1,508	3	63,693
Total available-for-sale	$867,109	$5,184	$5,636	$866,657

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,000	$1	$—	$1,001
Obligations of U.S. government sponsored entities and agencies	10,027	—	726	9,301
Mortgage backed securities	721,657	1,795	15,495	707,957
Municipal securities	21,976	505	38	22,443
Total available-for-sale	$754,660	$2,301	$16,259	$740,702

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2016 were securities acquired through the acquisitions of Community Bank of South Florida, Inc. (“Community”) and Hometown of Homestead Banking Company (“Hometown”) on March 1, 2016. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities.  The securities sold during the second quarter of 2017 were securities acquired through the acquisitions of Platinum Bank Holding Company (“Platinum”) and Gateway Financial Holding of Florida, Inc. (“Gateway”) on April 1, 2017 and May 1, 2017, respectively.  These acquired securities were marked to fair value and subsequently sold after the acquisition dates and no gain or loss was recognized from the sale of these securities. Sales of available for sale securities for the nine months ended September 30, 2017 and 2016 were as follows:

For the nine months ended:	September 30, 2017	September 30, 2016
Proceeds	$260,824	$142,075
Gross gains	—	13
Gross losses	—	—

The tax provision related to these net realized gains was $0 and $5, respectively.

The fair value of available for sale securities at September 30, 2017 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due after one year through five years	$4,913	$4,717
Due after five years through ten years	17,866	17,437
Due after ten years through thirty years	55,862	55,034
Mortgage backed securities	788,016	789,921
Total available-for-sale	$866,657	$867,109

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Available for sale securities pledged at September 30, 2017 and December 31, 2016 had a carrying amount (estimated fair value) of $263,611 and $220,560 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$9,773	$227	$9,773	$227
Mortgage backed securities	371,035	2,862	90,130	2,544	461,165	5,406
Municipal securities	1,057	3	—	—	1,057	3
Total temporarily impaired available-for-sale securities	$372,092	$2,865	$99,903	$2,771	$471,995	$5,636

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$9,301	$726	$—	$—	$9,301	$726
Mortgage backed securities	591,064	13,941	31,121	1,554	622,185	15,495
Municipal securities	2,081	38	—	—	2,081	38
Total temporarily impaired available-for-sale securities	$602,446	$14,705	$31,121	$1,554	$633,567	$16,259

At  September 30, 2017, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities or more likely than not will not be required to sell these securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-Maturity

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of September 30, 2017 and December 31, 2016.

	September 30, 2017
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$105,387	$74	$346	$105,115
Municipal securities	132,487	2,206	1,346	133,347
Total held-to-maturity	$237,874	$2,280	$1,692	$238,462

	December 31, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$120,367	$—	$1,986	$118,381
Municipal securities	130,176	434	6,298	124,312
Total held to maturity	$250,543	$434	$8,284	$242,693

Held-to-maturity securities pledged at September 30, 2017 and December 31, 2016 had a carrying amount of $95,626 and $27,757 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2017, there were no holdings of held-to-maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held-to-maturity securities at September 30, 2017 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities held-to-maturity	Value	Cost
Due after five years through ten years	$1,554	$1,533
Due after ten years through thirty years	131,793	130,954
Mortgage backed securities	105,115	105,387
Total held-to-maturity	$238,462	$237,874

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table shows the Company’s held-to-maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$71,952	$309	$5,317	$37	$77,269	$346
Municipal securities	23,300	239	28,175	1,107	51,475	1,346
Total temporarily impaired held-to-maturity securities	$95,252	$548	$33,492	$1,144	$128,744	$1,692

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$118,381	$1,986	$—	$—	$118,381	$1,986
Municipal securities	95,552	6,298	—	—	95,552	6,298
Total temporarily impaired held-to-maturity securities	$213,933	$8,284	$—	$—	$213,933	$8,284

At September 30, 2017, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities or more likely than not will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2017	December 31, 2016
Loans excluding PCI loans
Real estate loans
Residential	$1,027,248	$816,304
Commercial	2,512,130	1,755,922
Land, development and construction	241,130	142,044
Total real estate	3,780,508	2,714,270
Commercial	633,209	439,540
Consumer and other loans	103,087	89,538
Loans before unearned fees and deferred cost	4,516,804	3,243,348
Net unearned fees and costs	788	475
Total loans excluding PCI loans	4,517,592	3,243,823
PCI loans (note 1)
Real estate loans
Residential	63,227	72,179
Commercial	88,543	99,566
Land, development and construction	7,612	9,944
Total real estate	159,382	181,689
Commercial	4,267	3,825
Consumer and other loans	326	410
Total PCI loans	163,975	185,924
Total loans	4,681,567	3,429,747
Allowance for loan losses for loans that are not PCI loans	(31,543)	(26,569)
Allowance for loan losses for PCI loans	(285)	(472)
Total loans, net of allowance for loan losses	$4,649,739	$3,402,706

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended September 30, 2017
Balance at beginning of period	$29,769	$363	$30,132
Loans charged-off	(472)	—	(472)
Recoveries of loans previously charged-off	1,072	—	1,072
Net recoveries	600	—	600
Provision for loan losses	1,174	(78)	1,096
Balance at end of period	$31,543	$285	$31,828

Three months ended September 30, 2016
Balance at beginning of period	$24,066	$106	$24,172
Loans charged-off	(821)	(66)	(887)
Recoveries of loans previously charged-off	939	—	939
Net recoveries (charge-offs)	118	(66)	52
Provision for loan losses	1,090	185	1,275
Balance at end of period	$25,274	$225	$25,499

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine months ended September 30, 2017
Balance at beginning of period	$26,569	472	$27,041
Loans charged-off	(1,722)	—	(1,722)
Recoveries of loans previously charged-off	2,454	65	2,519
Net recoveries	732	65	797
Provision for loan losses	4,242	(252)	3,990
Balance at end of period	$31,543	285	$31,828

Nine months ended September 30, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(1,642)	(66)	(1,708)
Recoveries of loans previously charged-off	2,247	—	2,247
Net recoveries (charge-offs)	605	(66)	539
Provision for loan losses	2,526	170	2,696
Balance at end of period	$25,274	$225	$25,499

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended September 30, 2017
Beginning of the period	$6,134	$17,238	$1,175	$3,590	$1,632	$29,769
Charge-offs	(108)	(8)	—	(140)	(216)	(472)
Recoveries	290	320	353	82	27	1,072
Provision for loan losses	(292)	1,074	(393)	458	327	1,174
Balance at end of period	$6,024	$18,624	$1,135	$3,990	$1,770	$31,543

Three months ended September 30, 2016
Beginning of the period	$5,909	$12,454	$799	$3,497	$1,407	$24,066
Charge-offs	(93)	(155)	(198)	(138)	(237)	$(821)
Recoveries	496	293	15	91	44	$939
Provision for loan losses	(453)	924	133	194	292	$1,090
Balance at end of period	$5,859	$13,516	$749	$3,644	$1,506	$25,274

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended September 30, 2017
Beginning of the period	$50	$123	$176	$—	$14	$363
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	(50)	(65)	37	—	—	(78)
Balance at end of period	$—	$58	$213	$—	$14	$285

Three months ended September 30, 2016
Beginning of the period	$—	$92	$—	$—	$14	$106
Charge-offs	—	—	(66)	—	—	(66)
Recoveries	—	—	—	—	—	—
Provision for loan losses	61	—	124	—	—	185
Balance at end of period	$61	$92	$58	$—	$14	$225

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Nine months ended September 30, 2017
Beginning of the period	$5,640	$14,713	$883	$3,785	$1,548	$26,569
Charge-offs	(250)	(72)	—	(677)	(723)	(1,722)
Recoveries	816	626	596	254	162	2,454
Provision for loan losses	(182)	3,357	(344)	628	783	4,242
Balance at end of period	$6,024	$18,624	$1,135	$3,990	$1,770	$31,543

Nine months ended September 30, 2016
Beginning of the period	$6,015	$10,559	$936	$3,212	$1,421	$22,143
Charge-offs	(226)	(421)	(232)	(161)	(602)	(1,642)
Recoveries	1,056	590	250	210	141	2,247
Provision for loan losses	(986)	2,788	(205)	383	546	2,526
Balance at end of period	$5,859	$13,516	$749	$3,644	$1,506	$25,274

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Nine months ended September 30, 2017
Beginning of the period	$54	$92	$312	$—	$14	$472
Charge-offs	—	—	—	—	—	—
Recoveries	—	65	—	—	—	65
Provision for loan losses	(54)	(99)	(99)	—	—	(252)
Balance at end of period	$—	$58	$213	$—	$14	$285

Nine months ended September 30, 2016
Beginning of the period	$—	$103	$1	$3	$14	$121
Charge-offs	—	—	(66)	—	—	(66)
Recoveries	—	—	—	—	—	—
Provision for loan losses	61	(11)	123	(3)	—	170
Balance at end of period	$61	$92	$58	$—	$14	$225

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of September 30, 2017	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$510	$97	$5	$207	$24	$843
Collectively evaluated for impairment	5,514	18,527	1,130	3,783	1,746	30,700
Purchased credit impaired	—	58	213	—	14	285
Total ending allowance balance	$6,024	$18,682	$1,348	$3,990	$1,784	$31,828

Loans:
Individually evaluated for impairment	$7,143	$9,557	$338	$2,016	$253	$19,307
Collectively evaluated for impairment	1,020,105	2,502,573	240,792	631,193	102,834	4,497,497
Purchased credit impaired	63,227	88,543	7,612	4,267	326	163,975
Total ending loan balances	$1,090,475	$2,600,673	$248,742	$637,476	$103,413	$4,680,779

	Real Estate Loans
As of December 31, 2016	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$653	$—	$10	$7	$25	$695
Collectively evaluated for impairment	4,987	14,713	873	3,778	1,523	25,874
Purchased credit impaired	54	92	312	—	14	472
Total ending allowance balance	$5,694	$14,805	$1,195	$3,785	$1,562	$27,041

Loans:
Individually evaluated for impairment	$8,237	$9,017	$1,059	$1,710	$230	$20,253
Collectively evaluated for impairment	808,067	1,746,905	140,985	437,830	89,308	3,223,095
Purchased credit impaired	72,179	99,566	9,944	3,825	410	185,924
Total ending loan balance	$888,483	$1,855,488	$151,988	$443,365	$89,948	$3,429,272

The table below summarizes impaired loan data for the periods presented.

	Sept. 30, 2017	Dec. 31, 2016
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$11,491	$11,030
Nonperforming TDRs (these are included in NPLs)	1,220	2,075
Total TDRs (these are included in impaired loans)	12,711	13,105
Impaired loans that are not TDRs	6,596	7,148
Total impaired loans	$19,307	$20,253

In certain situations it is common to restructure or modify the terms of troubled loans (i.e. troubled debt restructure or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale. When the terms of a loan have been modified, usually the monthly payment and/or interest rate is reduced for generally twelve to twenty-four months. Material principal amounts on any loan modifications have not been forgiven to date.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of September 30, 2017 and December 31, 2016 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of September 30, 2017	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,496	$444	$7,940
Commercial	2,892	749	3,641
Land, development, construction	338	—	338
Total real estate loans	10,726	1,193	11,919
Commercial	539	—	539
Consumer and other	226	27	253
Total TDRs	$11,491	$1,220	$12,711

As of December 31, 2016	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,358	$879	$8,237
Commercial	2,442	1,082	3,524
Land, development, construction	281	84	365
Total real estate loans	10,081	2,045	12,126
Commercial	749	—	749
Consumer and other	200	30	230
Total TDRs	$11,030	$2,075	$13,105

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $20 and $264 and partial charge offs of $13  and $55 on the TDR loans described above during the three and nine month periods ending September 30, 2017.  The Company recorded a provision for loan loss expense of $87 and $447 and partial charge-offs of $51 and $169 on TDR loans during the three and nine month periods ending September 30, 2016.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 90% of our TDRs are current pursuant to their modified terms, and $1,220, or approximately 10% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and nine month periods ending September 30, 2017 were $85 and $784.  The Company recorded a loan loss provision of $0 and $8 for loans modified during the three and nine month periods ending September 30, 2017.   Loans modified as TDRs during the three and nine month periods ending September 30, 2016 were $400 and $2,395.  The Company recorded a loan loss provision of $48 and $201 for loans modified during the three and nine month periods ending September 30, 2016.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending September 30, 2017 and 2016.

	Period ending		Period ending
	September 30, 2017		September 30, 2016
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	1	$72	2	$170
Commercial real estate	2	616	2	948
Land, development, construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Consumer and other	—	—	—	—
Total	3	$688	4	$1,118

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company recorded a provision for loan loss expense of  $8 and $24 and partial charge offs of $8 and $24 on TDR loans that subsequently defaulted as described above during the three and nine month periods ending September 30, 2017, respectively.  The Company recorded a provision for loan loss expense of $12 and $86 and partial charge offs of  $20 and $73  on TDR loans that subsequently defaulted as described above during the three and nine month periods ending September 30, 2016, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of September 30, 2017	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,084	$3,961	$—
Commercial real estate	9,830	9,126	—
Land, development, construction	265	215	—
Commercial and industrial	1,876	1,478	—
Consumer, other	144	138	—

With an allowance recorded:
Residential real estate	3,283	3,182	510
Commercial real estate	472	431	97
Land, development, construction	141	123	5
Commercial and industrial	539	538	207
Consumer, other	131	115	24
Total	$20,765	$19,307	$843

As of December 31, 2016	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$3,950	$3,847	$—
Commercial real estate	10,288	9,017	—
Land, development, construction	1,064	874	—
Commercial and industrial	1,493	1,448	—
Consumer, other	87	83	—

With an allowance recorded:
Residential real estate	4,592	4,390	653
Commercial real estate	—	—	—
Land, development, construction	212	185	10
Commercial and industrial	263	262	7
Consumer, other	165	147	25
Total	$22,114	$20,253	$695

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended September 30, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,536	$70	$—
Commercial	9,200	35	—
Land, development, construction	343	5	—
Total real estate loans	17,079	110	—

Commercial and industrial	1,859	7	—
Consumer and other loans	262	3	—
Total	$19,200	$120	$—

Nine months ended September 30, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,767	$207	$—
Commercial	8,979	104	—
Land, development, construction	465	13	—
Total real estate loans	17,211	324	—

Commercial and industrial	1,702	22	—
Consumer and other loans	245	8	—
Total	$19,158	$354	$—

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended September 30, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,356	$67	$—
Commercial	10,530	24	—
Land, development, construction	1,148	4	—
Total real estate loans	20,034	95	—

Commercial and industrial	1,923	12	—
Consumer and other loans	243	3	—
Total	$22,200	$110	$—

Nine months ended September 30, 2016	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,447	$185	$—
Commercial	12,744	101	—
Land, development, construction	1,650	20	—
Total real estate loans	22,841	306	—

Commercial and industrial	1,806	35	—
Consumer and other loans	260	8	—
Total	$24,907	$349	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Sept. 30, 2017	Dec. 31, 2016
Non accrual loans	$19,319	$19,003
Loans past due over 90 days and still accruing interest	—	—
Total non performing loans	$19,319	$19,003

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2017 and December 31, 2016, excluding purchased credit impaired loans:

As of September 30, 2017	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,989	$—
Commercial real estate	8,568	—
Land, development, construction	169	—
Commercial	2,188	—
Consumer, other	405	—
Total	$19,319	$—

As of December 31, 2016	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,068	$—
Commercial real estate	9,116	—
Land, development, construction	1,060	—
Commercial	1,421	—
Consumer, other	338	—
Total	$19,003	$—

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of September 30, 2017
Residential real estate	$1,027,248	$4,293	$2,421	$—	$6,714	$1,012,545	$7,989
Commercial real estate	2,512,130	3,396	8,764	—	12,160	2,491,402	8,568
Land/dev/construction	241,130	1,202	437	—	1,639	239,322	169
Commercial	633,209	1,638	1,153	—	2,791	628,230	2,188
Consumer	103,087	659	275	—	934	101,748	405
	$4,516,804	$11,188	$13,050	$—	$24,238	$4,473,247	$19,319

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2016
Residential real estate	$816,304	$3,739	$4,561	$—	$8,300	$800,936	$7,068
Commercial real estate	1,755,922	3,580	1,179	—	4,759	1,742,047	9,116
Land/dev/construction	142,044	2,111	71	—	2,182	138,802	1,060
Commercial	439,540	2,584	322	—	2,906	435,213	1,421
Consumer	89,538	501	178	—	679	88,521	338
	$3,243,348	$12,515	$6,311	$—	$18,826	$3,205,519	$19,003

CenterState Bank Corporation and Subsidiaries

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, as of September 30, 2017 and December 31, 2016.   The increase in loans categorized as special mention between the periods presented is due to the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

		As of September 30, 2017
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$992,544	$17,340	$17,364	$—
Commercial real estate	2,365,247	126,646	20,237	—
Land/dev/construction	223,695	16,351	1,084	—
Commercial	614,611	15,419	3,179	—
Consumer	102,153	239	695	—
Total	$4,298,250	$175,995	$42,559	$—

		As of December 31, 2016
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$784,491	$13,820	$17,993	$—
Commercial real estate	1,636,473	94,897	24,552	—
Land/dev/construction	129,781	10,278	1,985	—
Commercial	426,894	9,570	3,076	—
Consumer	88,714	270	554	—
Total	$3,066,353	$128,835	$48,160	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of September 30, 2017 and December 31, 2016:

As of September 30, 2017	Residential	Consumer
Performing	$1,019,259	$102,682
Nonperforming	7,989	405
Total	$1,027,248	$103,087

As of December 31, 2016	Residential	Consumer
Performing	$809,236	$89,200
Nonperforming	7,068	338
Total	$816,304	$89,538

CenterState Bank Corporation and Subsidiaries

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2017 and December 31, 2016. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Sept. 30, 2017	Dec. 31, 2016
Contractually required principal and interest	$258,338	$297,821
Non-accretable difference	(12,899)	(18,372)
Cash flows expected to be collected	245,439	279,449
Accretable yield	(81,464)	(93,525)
Carrying value of acquired loans	163,975	185,924
Allowance for loan losses	(285)	(472)
Carrying value less allowance for loan losses	$163,690	$185,452

The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified $2,286 and $1,130 from non-accretable difference to accretable yield during the three month periods ending September 30, 2017 and 2016 to reflect its adjusted estimates of future expected cash flows.   The Company reclassified $8,364 and $4,731 from non-accretable difference to accretable yield during the nine month periods ending September 30, 2017 and 2016 to reflect its adjusted estimates of future expected cash flows. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and nine month periods ending September 30, 2017 and 2016.

Activity during the		Effect of	income	all other
three month period ending September 30, 2017	Jun. 30, 2017	acquisitions	accretion	adjustments	Sept. 30, 2017
Contractually required principal and interest	$280,114	$—	$—	$(21,776)	$258,338
Non-accretable difference	(14,047)	—	—	1,148	(12,899)
Cash flows expected to be collected	266,067	—	—	(20,628)	245,439
Accretable yield	(86,703)	—	7,696	(2,457)	(81,464)
Carry value of acquired loans	$179,364	$—	$7,696	$(23,085)	$163,975

Activity during the		Effect of	income	all other
nine month period ending September 30, 2017	Dec. 31, 2016	acquisitions	accretion	adjustments	Sept. 30, 2017
Contractually required principal and interest	$297,821	$20,729	$—	$(60,212)	$258,338
Non-accretable difference	(18,372)	(6,347)	—	11,820	(12,899)
Cash flows expected to be collected	279,449	14,382	—	(48,392)	245,439
Accretable yield	(93,525)	(3,266)	24,780	(9,453)	(81,464)
Carry value of acquired loans	$185,924	$11,116	$24,780	$(57,845)	$163,975

Activity during the		Effect of	income	all other
three month period ending September 30, 2016	Jun. 30, 2016	acquisitions	accretion	adjustments	Sep. 30, 2016
Contractually required principal and interest	$344,464	$—	$—	$(27,797)	$316,667
Non-accretable difference	(20,462)	—	—	1,172	(19,290)
Cash flows expected to be collected	324,002	—	—	(26,625)	297,377
Accretable yield	(107,143)	—	7,795	(741)	(100,089)
Carry value of acquired loans	$216,859	$—	$7,795	$(27,366)	$197,288

Activity during the		Effect of	income	all other
nine month period ending September 30, 2016	Dec. 31, 2015	acquisitions	accretion	adjustments	Sep. 30, 2016
Contractually required principal and interest	$332,570	$73,005	$—	$(88,908)	$316,667
Non-accretable difference	(19,452)	(9,295)	—	9,457	(19,290)
Cash flows expected to be collected	313,118	63,710	—	(79,451)	297,377
Accretable yield	(102,590)	(18,585)	24,750	(3,664)	(100,089)
Carry value of acquired loans	$210,528	$45,125	$24,750	$(83,115)	$197,288

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7: Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $46,100 at September 30, 2017 compared to $28,427 at December 31, 2016.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of September 30, 2017	Securities	Securities	Total
Market value of securities pledged	$64,825	$449	$65,274
Borrowings related to pledged amounts	45,729	371	46,100
Market value pledged as a % of borrowings	142%	121%	142%

As of December 31, 2016
Market value of securities pledged	$34,159	$1,363	$35,522
Borrowings related to pledged amounts	27,558	869	28,427
Market value pledged as a % of borrowings	124%	157%	125%

Any risk related to these arrangements, primarily market value changes, are minimized due to the overnight (one day) maturity and the additional collateral pledged over the borrowed amounts.

CenterState Bank Corporation and Subsidiaries

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Central Florida markets and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the nine month period ending September 30, 2017, the Company incurred approximately $3,927 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

CenterState Bank Corporation and Subsidiaries

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

CenterState Bank Corporation and Subsidiaries

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

The Company’s primary reasons for the transaction were to expand its market share in the Central Florida market, together with its acquisition of Platinum as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 19% and 17%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the nine month period ending September 30, 2017, the Company incurred approximately $6,401 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The list below summarizes the preliminary estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the May 1, 2017 purchase date.

May 1, 2017
Assets:
Cash and cash equivalents	$23,065
Loans, held for investment	560,413
Purchased credit impaired loans	7,827
Investments	231,951
Accrued interest receivable	2,422
Branch real estate	18,160
Furniture and fixtures	702
Bank property held for sale	1,087
Federal Reserve Bank and Federal Home Loan Bank stock	4,640
Other repossessed real estate owned	134
Bank owned life insurance	15,475
Servicing asset	271
Core deposit intangible	8,432
Goodwill	77,826
Deferred tax asset	7,953
Other assets	510
Total assets acquired	$960,868
Liabilities:
Deposits	$708,209
Federal Home Loan Bank advances	90,598
Federal funds purchased	3,588
Accrued interest payable	304
Other liabilities	797
Total liabilities assumed	$803,496

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

CenterState Bank Corporation and Subsidiaries

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

Pro-forma information

Pro-forma data for the three and nine month periods ending September 30, 2016 and nine month period ending September 30, 2017 listed in the table below presents pro-forma information as if the Platinum and Gateway acquisitions occurred at the beginning of 2016.  Because the Platinum and Gateway transactions closed on April 1, 2017 and May 1, 2017, respectively, there is no pro-forma information for the three month period ending September 30, 2017 as both Platinum and Gateway actual results are included in the current reported figures. Merger related expenses for both Platinum and Gateway have not been included in the pro forma data below as the pro forma adjustments do not give consideration to non-recurring items, the impact of possible cost savings, expense  efficiencies, synergies, strategy modifications, asset dispositions or other actions that may resulted from the acquisitions of Platinum and Gateway.

	Three months ended Sept. 30,	Nine months ended Sept. 30,
	2016	2017	2016
Net interest income	$57,934	$183,792	$169,159
Net income available to common shareholders	$18,202	$59,522	$34,853
EPS - basic	$0.32	$1.00	$0.63
EPS - diluted	$0.32	$0.98	$0.62

The disclosures regarding the results of operations for both Platinum and Gateway subsequent to their respective acquisition dates are omitted as this information is not practical to obtain.  The Company converted Platinum and Gateway’s core systems in the same quarter as their respective acquisition date.

Announced Acquisitions of HCBF Holding Company, Inc. and Sunshine Bancorp, Inc.

On August 12, 2017, the Company entered into a definitive agreement to acquire HCBF Holding Company, Inc. (“HCBF”), whereby HCBF will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s subsidiary bank and HCBF’s subsidiary bank will merge with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of HCBF common stock will be converted into the right to receive 0.675 shares of the Company’s common stock and $1.925 in cash.  The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the first quarter of 2018 subject to customary closing conditions, including receipt of all applicable regulatory approvals and shareholder approval of both companies.  The Company’s primary reasons for the transaction are to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  HCBF, which is headquartered in Fort Pierce, Florida, currently operates 46 banking locations throughout 19 counties in Florida.  As of September 30, 2017, HCBF reported total assets of $2,179,606, total loans of $1,314,484 and total deposits of $1,739,552.

On August 12, 2017, the Company entered into a definitive agreement to acquire Sunshine Bancorp, Inc. (“Sunshine”), whereby Sunshine will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s wholly owned subsidiary bank and Sunshine’s wholly owned subsidiary bank, Sunshine Bank, will merge with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of Sunshine common stock will be converted into the right to receive 0.89 shares of the Company’s common stock.  The transaction was unanimously approved by the boards of directors of both companies and all required regulatory approvals have been received.  The transaction is expected to close in the first quarter of 2018 subject to customary closing conditions, including receipt of Sunshine’s stockholder approval.  The Company’s primary reasons for the transaction are to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  Sunshine, which is headquartered in Plant City, Florida, currently operates 18 banking locations along Florida’s I-4 corridor in Brevard, Hillsborough, Manatee, Orange, Pasco, Polk and Sarasota counties.  As of September 30, 2017, Sunshine reported total assets of $943,633, total loans of $705,104 and total deposits of $749,050.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 9:  Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At September 30, 2017 and December 31, 2016, the notional amount of such arrangements was $3,434,537 and $2,441,768, respectively, and investment securities with a fair value of $22,152 and $22,562 were pledged as collateral to the third party dealers.  Due to new regulations effective this year, the Company pledged $18,438 of cash as collateral to the third party dealers at September 30, 2017 in addition to the investment securities pledged.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	Sept. 30, 2017	Dec. 31, 2016
Notional amount	$3,434,537	$2,441,768
Weighted average pay rate on interest-rate swaps	2.86%	2.56%
Weighted average receive rate on interest rate swaps	2.86%	2.55%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$42,398	31,817
Fair value of interest rate swap derivatives (liability)	$43,314	$32,691

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

CenterState Bank Corporation and Subsidiaries

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools are eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (previous guidance did not specify how these cash flows were to be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016.   On January 1, 2017, the Company adopted this update which resulted in a reduction of income tax expense of approximately $205 and $2,407, or $0.00 and $0.04 per diluted earnings per share, for the three and nine month periods ending September 30, 2017.  These excess tax benefits are also reported as an operating activity on the Condensed Consolidated Statement of Cash Flows. The Company also elected to recognize the impact of forfeitures when they occur.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company formed a CECL committee to assist with the implementation process and is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements, including different methodologies that may be employed to estimate credit losses as well as additional data gathering that will be needed to adopt the standard.  The standard will add new disclosures related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on the Company’s Financial Statements.

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

CenterState Bank Corporation and Subsidiaries

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

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities”, to amend the amortization period for certain purchased callable debt securities held at a premium.  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this update require the premium to be amortized to the earliest call date.  No accounting change is required for securities held at a discount.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this update in July 2017 but it did not have a material impact on the Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the  classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The amendments in this update more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Thus, the amendments will enable an entity to report more faithfully the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring changes in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. Overall, those amendments are an improvement because an entity’s financial statements will reflect more accurately and comprehensively the intent and outcome of its hedging strategies. The tabular disclosure related to effects on the income statement of fair value and cash flow hedges and the disclosure of cumulative basis adjustments for fair value hedges provide users with a more complete picture of the effect of hedge accounting on an entity’s income statement and balance sheet. When considered together, the amendments to presentation and disclosures are an improvement because they will provide users with more decision-useful information about the effect of an entity’s risk management activities on the financial statements. Additionally, the amendments in this Update should ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation and, allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. For public business entities, the amendments in this update become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

Overview

Our total assets increased approximately 34% from December 31, 2016 to September 30, 2017, to approximately $6.8 billion, primarily due to the acquisitions of Platinum and Gateway.  In addition to the growth through acquisitions, organic loan growth during the period was 9% annualized, supported by deposit growth of $44,294, or 1% annualized.   Our loan to deposit ratio was 86.3% and 82.6% at September 30, 2017 and December 31, 2016, respectively.

The Company completed the sale of 2,695,000 shares of common stock pursuant to a public offering which resulted in approximately $63.3 million in net proceeds on January 13, 2017. Tangible book value increased 17% from $8.93 at December 31, 2016 to $10.42 at September 30, 2017.

On August 12, 2017, the Company entered into two separate definitive merger agreements: under one agreement, the Company will acquire HCBF, the parent company of Harbor Community Bank; and under the other agreement, the Company will acquire Sunshine, the parent company of Sunshine Bank. Immediately upon completion of each merger, the subsidiary bank of each of HCBF and Sunshine will merge into CenterState Bank. Upon completion of both mergers, the Company will become the largest community banking company headquartered in the state of Florida by assets, market capitalization, deposit market share and branch footprint based on publicly available data on S&P Global Market Intelligence for banking companies with less than $20 billion in assets. Based on June 30, 2017 financial information, including the impact of purchase accounting, the combined company is expected to have pro forma approximately $10.1 billion in assets, $6.6 billion in loans and $8.1 billion in deposits, and would expand and strengthen the Company’s presence in key Florida markets.

Once our consolidated assets are over $10 billion, we will become subject to additional regulations and oversight that could affect our revenues and expenses. Such regulations and oversight include increased expectations with respect to risk management and information security, annual required stress tests using various scenarios established by federal regulators, transfer of examination over compliance with consumer and small business laws from the Office of the Comptroller of the Currency to the CFPB, increased deposit insurance premium assessments based on a new scorecard issued by the FDIC, and no longer being exempt from the requirements of the Federal Reserve’s rules limiting certain  interchange transaction fees for debit cards on institutions over $10 billion in assets.   To prepare for our total consolidated assets to grow over $10 billion, we expect to expend additional resources to comply with these and other additional applicable regulatory requirements. Increased deposit insurance assessments could result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. Finally, a failure to meet prudential risk management standards and stress testing requirements or compliance with consumer lending laws could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $182,996 at September 30, 2017 (approximately 3% of total assets) as compared to $109,286 at December 31, 2016 (approximately 2% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $866,657 at September 30, 2017 (approximately 13% of total assets) compared to $740,702 at December 31, 2016 (approximately 15% of total assets), an increase of $125,955 or 17%. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	Three month periods ended		Nine month periods ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Beginning balance	$—	$—	12,383	$2,107
Purchases	42,421	33,746	186,523	122,383
Proceeds from sales	(39,485)	(31,634)	(196,125)	(122,742)
Net realized gain on sales	10	37	165	401
Net unrealized gains	27	17	27	17
Ending balance	$2,973	$2,166	$2,973	$2,166

Investment securities held to maturity

At September 30, 2017, we had $237,874 (unamortized cost basis) of securities with an estimated fair value of $238,462, resulting in a net unrecognized gain of $588, compared to $250,543 (unamortized cost basis) of securities with an estimated fair value of $242,693 and a net unrecognized loss of $7,850 at December 31, 2016.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

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

	Three month periods ended		Nine month periods ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Beginning balance	$8,959	$4,329	$2,285	$1,529
Effect from acquisitions	—	—	—	732
Loans originated	23,444	11,695	53,806	30,883
Proceeds from sales	(20,564)	(13,993)	(44,780)	(31,434)
Net realized gain on sales	404	302	932	623
Ending balance	$12,243	$2,333	$12,243	$2,333
Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the nine month period ended September 30, 2017, were $4,192,226 or 76.6% of average earning assets, as compared to $3,068,715, or 71.8% of average earning assets, for the nine month period ending September 30, 2016. Total loans at September 30, 2017 and December 31, 2016 were $4,681,567 and $3,429,747, respectively. This represents a loan to total asset ratio of 68.6% and 67.5% and a loan to deposit ratio of 86.3% and 82.6%, at September 30, 2017 and December 31, 2016, respectively.

Non-PCI loans

At September 30, 2017, we have total Non-PCI loans of $4,517,592.  Total new loans originated during the nine month period ended September 30, 2017 approximated $998.9 million, of which $745.4 million were funded at the time of origination. About 40% of funded loan origination was non-owner occupied commercial real estate (“CRE”); 17% owner occupied CRE, 18% single family residential, 15% commercial and industrial (“C&I”), 5% land, development & construction and 5% were all other. Approximately 31% of the funded loan production was floating rate, 18% was other variable rate and 51% was fixed rate.  The weighted average tax equivalent interest rate on funded loans was approximately 4.23% during the nine month period.  The loan origination pipeline is approximately $487 million at September 30, 2017 compared to $372 million at December 31, 2016.  Loan production was temporarily reduced by $50 million in September 2017 from the previous two months of the third quarter of 2017 as a result of Hurricane Irma, which impacted the entire state of Florida on September 10 and 11, 2017.

The graph below summarizes new loan originations and funded loan production, excluding acquired loans purchased pursuant to acquisitions, over the past nine quarters.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at September 30, 2017 were $163,975 compared to $185,924 at December 31, 2016.

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

Total loans at September 30, 2017 were $4,681,567. Of this amount, approximately 84.2% are collateralized by real estate, 13.6% are commercial non real estate loans and the remaining 2.2% are consumer and other non real estate loans. We have $1,090,475 of single family residential loans which represents about 23% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 55.6% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2017	December 31, 2016
Loans excluding PCI loans
Real estate loans
Residential	$1,027,248	$816,304
Commercial	2,512,130	1,755,922
Land, development and construction	241,130	142,044
Total real estate	3,780,508	2,714,270
Commercial	633,209	439,540
Consumer and other loans	103,087	89,538
Loans before unearned fees and deferred cost	4,516,804	3,243,348
Net unearned fees and costs	788	475
Total loans excluding PCI loans	4,517,592	3,243,823
PCI loans (note 1)
Real estate loans
Residential	63,227	72,179
Commercial	88,543	99,566
Land, development and construction	7,612	9,944
Total real estate	159,382	181,689
Commercial	4,267	3,825
Consumer and other loans	326	410
Total PCI loans	163,975	185,924
Total loans	4,681,567	3,429,747
Allowance for loan losses for loans that are not PCI loans	(31,543)	(26,569)
Allowance for loan losses for PCI loans	(285)	(472)
Total loans, net of allowance for loan losses	$4,649,739	$3,402,706
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	September 30, 2017	December 31, 2016
Originated Loans
Real estate loans
Residential	$634,569	$552,749
Commercial	1,411,574	1,112,149
Land, development and construction loans	141,561	115,983
Total real estate loans	2,187,704	1,780,881
Commercial loans	471,214	382,009
Consumer and other loans	97,141	87,266
Total loans before unearned fees and costs	2,756,059	2,250,156
Unearned fees and costs	788	475
Total originated loans	2,756,847	2,250,631

Acquired Loans (1)
Real estate loans
Residential	392,679	263,555
Commercial	1,100,556	643,773
Land, development and construction loans	99,569	26,061
Total real estate loans	1,592,804	933,389
Commercial loans	161,995	57,531
Consumer and other loans	5,946	2272
Total acquired loans	1,760,745	993,192

PCI loans
Real estate loans
Residential	63,227	72,179
Commercial	88,543	99,566
Land, development and construction loans	7,612	9,944
Total real estate loans	159,382	181,689
Commercial loans	4,267	3,825
Consumer and other loans	326	410
Total PCI loans	163,975	185,924

Total Loans	$4,681,567	$3,429,747

(1)	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016);
•	Hometown of Homestead Banking Company acquisition (year 2016);
•	Platinum Bank Holding Company (year 2017); and
•	Gateway Financial Holdings of Florida, Inc. (year 2017).

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at September 30, 2017 and December 31, 2016.

	Sept. 30, 2017			Dec. 31, 2016			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$2,739,348	$28,243	1.03%	$2,232,474	$22,934	1.03%	$506,874	$5,309	—	bps
Impaired originated loans	17,499	843	4.82%	18,157	652	3.59%	(658)	191	123	bps
Total originated loans	2,756,847	29,086	1.06%	2,250,631	23,586	1.05%	506,216	5,500	1	bps

Acquired loans (2)	1,758,937	2,457	0.14%	991,096	2,940	0.30%	767,841	(483)	(16)	bps
Impaired acquired loans (1)	1,808	—	—	2,096	43	2.05%	(288)	(43)	(205)	bps
Total acquired loans	1,760,745	2,457	0.14%	993,192	2,983	0.30%	767,553	(526)	(16)	bps

Total non-PCI loans	4,517,592	31,543		3,243,823	26,569		1,273,769	4,974
PCI loans	163,975	285		185,924	472		(21,949)	(187)
Total loans	$4,681,567	$31,828		$3,429,747	$27,041		$1,251,820	$4,787

(1)	These are loans that were acquired as performing loans that subsequently became impaired.
(2)

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at September 30, 2017 was approximately $21,627 or 1.2% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the Hometown of Homestead Banking Company acquisition (year 2016), the Platinum Bank acquisition (year 2017) and the Gateway Bank acquisition (year 2017).

The general loan loss allowance relating to originated loans increased by $5,500 resulting primarily from an increase in loans outstanding of $506,216. During the third quarter of 2017, management performed a preliminary analysis to determine the impact from Hurricane Irma, which impacted the entire state of Florida on September 10 and 11, 2017, and as a result, adjusted the Company’s environmental factors for residential and commercial real estate loans and recorded $750 in loan loss provision for potential credit losses.  Management will continue to monitor the risk due to the effects of Hurricane Irma and will adjust its general loan loss allowance accordingly.  Other changes resulting from a mixture of decreases and increases in the Company’s various two year historical loss factors and qualitative factors also slightly affected the net change in the general loan loss allowance.

The general loan loss allowance relating to acquired loans decreased by $526 resulting primarily from a decline in loans outstanding, excluding the two bank acquisitions (Platinum and Gateway) which occurred during the current year.

Acquired loans reported at September 30, 2017 and December 31, 2017 include loans acquired from Gulfstream Business Bank (“GSB”) on January 17, 2014 and from First Southern Bank (“FSB”) on June 1, 2014 and that are not PCI loans.  These loans were performing loans recorded at estimated fair value at the acquisition date. The aggregate fair value adjustment for these loans at their respective acquisition dates was approximately $17,761, or approximately 2.10% of the aggregate acquisition date balances.  The amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. The aggregate unamortized acquisition date fair value adjustment was approximately $4,765 and $6,473, which represents approximately 1.12% and 1.29% of the remaining outstanding balance of these acquired loans at September 30, 2017 and December 31, 2016, respectively.  Management has also estimated probable incurred losses based on performance since the respective acquisition dates, and based on these estimates, has included $1,856 and $2,230 in the Company’s general loan allowance with respect to these acquired loans at September 30, 2017 and December 31, 2016, respectively.

Acquired loans also include non-PCI loans from the two bank acquisitions (Community Bank and Hometown of Homestead Banking Company), as discussed above in note 2, and were recorded at estimated fair value at the March 1, 2016 acquisition date.  The aggregate fair value adjustment for these loans at acquisition date was approximately $10,480, or approximately 2.19% of the aggregate acquisition date balances.  The aggregate unamortized acquisition date fair value adjustment was approximately $5,420 and $7,447, which represents approximately 1.65% and 1.81% of the remaining outstanding balance of these acquired loans at September 30, 2017 and December 31, 2016, respectively.  As of the end of the current quarter, the Company has a 19 month history with the performing loans acquired from Community and Hometown.    Management evaluated the performance of these groups of loans over the period subsequent to the acquisition date and considered the accretion of the credit discount, levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, net charge-offs and impaired loans.  The loans acquired from Community and Hometown are performing as expected and therefore no allowance for loan losses was recorded for these loans at September 30, 2017.

Acquired loans include non-PCI loans acquired from Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively, and were recorded at estimated fair value on the date of acquisition.   The aggregate fair value adjustment for these loans at acquisition date was approximately $11,638, or approximately 1.14% of the aggregate acquisition date balances.  At September 30, 2017, the loans acquired from these two acquisitions were equal to approximately $934,561. The aggregate unamortized acquisition date fair value adjustment was approximately $10,351, which represents approximately 1.10% of the remaining outstanding balance of these acquired loans at September 30, 2017.  There is no allowance for loan losses associated with these loans as of September 30, 2017.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at September 30, 2017 are equal to $19,307 ($17,499 originated impaired loans plus $1,808 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,458 to $19,307 ($18,464 when the $843 specific allowance is considered) from their legal unpaid principal balance outstanding of $20,765.  In the aggregate, total impaired loans have been written down to approximately 89% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 86% of their legal unpaid principal balance.  Approximately $10,694 of the Company’s impaired loans, or 55% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded. PCI loans had a remaining unpaid principal balance of $219,354 and unamortized fair value adjustment of $55,379, which represents 25% of unpaid principal balance, at September 30, 2017.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at September 30, 2017. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended September 30, 2017
Balance at beginning of period	$29,769	$363	$30,132
Loans charged-off	(472)	—	(472)
Recoveries of loans previously charged-off	1,072	—	1,072
Net charge-offs	600	—	600
Provision for loan losses	1,174	(78)	1,096
Balance at end of period	$31,543	$285	$31,828

Three months ended September 30, 2016
Balance at beginning of period	$24,066	$106	$24,172
Loans charged-off	(821)	(66)	(887)
Recoveries of loans previously charged-off	939	—	939
Net recoveries	118	(66)	52
Provision for loan losses	1,090	185	1,275
Balance at end of period	$25,274	$225	$25,499

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine months ended September 30, 2017
Balance at beginning of period	$26,569	472	$27,041
Loans charged-off	(1,722)	—	(1,722)
Recoveries of loans previously charged-off	2,454	65	2,519
Net recoveries	732	65	797
Provision for loan losses	4,242	(252)	3,990
Balance at end of period	$31,543	285	$31,828

Nine months ended September 30, 2016
Balance at beginning of period	$22,143	$121	$22,264
Loans charged-off	(1,642)	(66)	(1,708)
Recoveries of loans previously charged-off	2,247	—	2,247
Net charge-offs	605	(66)	539
Provision for loan losses	2,526	170	2,696
Balance at end of period	$25,274	$225	$25,499

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.43% at September 30, 2017, compared to 0.59% at December 31, 2016.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $25,270 at September 30, 2017, compared to $26,207 at December 31, 2016. Non-performing assets as a percentage of total assets were 0.37% at September 30, 2017, compared to 0.52% at December 31, 2016. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Sep. 30, 2017	Dec. 31, 2016
Non-accrual loans (note 1)	$19,319	$19,003
Accruing loans 90 days or more past due (note 1)	—	—
Total non-performing loans ("NPLs") (note 1)	19,319	19,003
Other real estate owned ("OREO")	5,904	7,090
Repossessed assets other than real estate ("ORAs") (note 1)	47	114
Total NPAs	$25,270	$26,207

NPLs as percentage of total loans (note 1)	0.43%	0.59%
NPAs as percentage of total assets	0.37%	0.52%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.56%	0.81%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.54%	0.58%
Allowance for loan losses as percentage of NPLs (note 1)	163%	140%
note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of September 30, 2017 the Company had non-accrual loans with an aggregate book value of $19,319 compared to December 31, 2016 when an aggregate book value of $19,003 was reported.

The second largest component of non-performing assets after non-accrual loans is OREO. At September 30, 2017, total OREO was $5,904 compared to $7,090 at December 31, 2016.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At September 30, 2017 we have identified a total of $19,307 impaired loans, excluding PCI loans. A specific valuation allowance of $843 has been attached to $4,389 of impaired loans included in the total $19,307 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $19,307, has been partially charged down by $1,458 from their aggregate legal unpaid balance of $20,765.

The table below summarizes impaired loan data for the periods presented.

	Sep. 30, 2017	Dec. 31, 2016
Impaired loans with a specific valuation allowance	$4,389	$4,984
Impaired loans without a specific valuation allowance	14,918	15,269
Total impaired loans	$19,307	$20,253

Performing TDRs (these are not included in NPLs)	$11,491	$11,030
Non performing TDRs (these are included in NPLs)	1,220	2,075
Total TDRs	12,711	13,105
Impaired loans that are not TDRs	6,596	7,148
Total impaired loans	$19,307	$20,253

Bank premises and equipment

Bank premises and equipment was $141,605 at September 30, 2017 compared to $114,815 at December 31, 2016, an increase of $26,790 or 23.3%.  The primary component of the increase is $34,333 of branch real estate acquired pursuant to the acquisitions of Platinum and Gateway.  In addition, we transferred $9,605 of branch real estate, including branch real estate acquired from Platinum and Gateway, that is no longer in use to held for sale at estimated fair value less estimated cost to sell.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Sep. 30, 2017	Dec. 31, 2016
Land	$51,724	$40,952
Land improvements	1,197	1,146
Buildings	85,297	71,069
Leasehold improvements	6,478	5,310
Furniture, fixtures and equipment	37,592	34,912
Construction in progress	4,190	2,878
Subtotal	186,478	156,267
Less: accumulated depreciation	44,873	41,452
Total	$141,605	$114,815

We transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and sold six properties during the nine months ending September 30, 2017.   Our branch real estate held for sale at September 30, 2017 and December 31, 2016 was $11,993 and $8,599, respectively, a net increase of $3,394.  The reduction due to the six sold properties is offset by the transfers into held for sale of $9,503, after impairment expense of $507.  We received net proceeds of $6,413 for the properties sold during the nine month period ending September 30, 2017.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $42,398 at September 30, 2017 compared to $31,817 at December 31, 2016.  The fair value of interest rate swap derivatives (liability component) was $43,314 at September 30, 2017 compared to $32,691 at December 31, 2016.

Deposits

Total deposits were $5,425,470 at September 30, 2017 compared to $4,152,544 at December 31, 2016.  We assumed approximately $1,228,632 in deposits from the Platinum and Gateway transactions which were completed during the second quarter of 2017.  Excluding the deposits assumed from these two transactions, total deposits increased $44,294, or approximately 1% on an annualized basis.  Non-time deposits increased $52,899 during the period.  The majority of the increase in non-time deposits during the period was in commercial checking accounts.  The cost of interest bearing deposits in the current quarter was 0.36%, compared to 0.32% in the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.23% compared to 0.20% in the previous quarter.  The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	Sep. 30, 2017	total	Dec. 31, 2016	total
Demand - non-interest bearing	$1,915,662	35%	$1,426,624	34%
Demand - interest bearing	996,861	18%	917,004	22%
Money market accounts	1,156,217	21%	900,532	22%
Savings deposits	511,286	10%	362,947	9%
Time deposits	845,444	16%	545,437	13%
Total deposits	$5,425,470	100%	$4,152,544	100%

.

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $46,100 at September 30, 2017 compared to $28,427 at December 31, 2016.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At September 30, 2017 we had $335,531 of correspondent bank deposits or federal funds purchased, compared to $261,986 at December 31, 2016.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. We had no advances from the Federal Home Loan Bank during the periods ending September 30, 2017 and December 31, 2016.

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

Stockholders’ equity

Stockholders’ equity at September 30, 2017, was $909,622, or 13.3% of total assets, compared to $552,457, or 10.9% of total assets at December 31, 2016. The increase in stockholders’ equity was due to the following items:

Total stockholders' equity at December 31, 2016	$552,457
Net income during the period	53,883
Dividends paid on common shares ($0.18 per share)	(10,269)
Net increase in market value of securities available for sale, net of deferred taxes	8,296
Stock options exercised	5,313
Equity based compensation	3,736
Stock repurchase (32,224 shares, average price of $24.41 per share)	(787)
Stock issued pursuant to acquisition of Platinum	110,833
Stock issued pursuant to acquisition of Gateway	107,087
Stock options acquired and converted pursuant to Gateway Bank acquisition	15,811
Net proceeds from stock issued pursuant to public offering	63,262
Total stockholders' equity at September 30, 2017	$909,622

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets. Management believes, as of September 30, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Selected consolidated capital ratios at September 30, 2017 and December 31, 2016 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Bank Corporation (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2017
Total capital (to risk weighted assets)	$669,914	12.9%	$416,765	>8.0%	$253,149
Tier 1 capital (to risk weighted assets)	638,086	12.2%	312,574	>6.0%	325,512
Common equity Tier 1 capital (to risk weighted assets)	612,324	11.8%	234,430	>4.5%	377,894
Tier 1 capital (to average assets)	638,086	9.9%	258,316	>4.0%	379,770

December 31, 2016
Total capital (to risk weighted assets)	$479,966	12.5%	$306,281	>8.0%	$173,685
Tier 1 capital (to risk weighted assets)	452,925	11.8%	229,711	>6.0%	223,214
Common equity Tier 1 capital (to risk weighted assets)	431,546	11.3%	172,283	>4.5%	259,263
Tier 1 capital (to average assets)	452,925	9.1%	198,891	>4.0%	254,034

CenterState Bank, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2017
Total capital (to risk weighted assets)	$648,450	12.5%	$520,782	>10.0%	$127,668
Tier 1 capital (to risk weighted assets)	616,629	11.8%	416,625	>8.0%	200,004
Common equity Tier 1 capital (to risk weighted assets)	616,629	11.8%	338,508	>6.5%	278,121
Tier 1 capital (to average assets)	616,629	9.5%	322,859	>5.0%	293,770

December 31, 2016
Total capital (to risk weighted assets)	$451,152	11.8%	$382,682	>10.0%	$68,470
Tier 1 capital (to risk weighted assets)	424,118	11.1%	306,145	>8.0%	117,973
Common equity Tier 1 capital (to risk weighted assets)	424,118	11.1%	248,743	>6.5%	175,375
Tier 1 capital (to average assets)	424,118	8.5%	248,565	>5.0%	175,553

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

Overview

We recognized net income of $22,050 or $0.37 per share basic and $0.36 per share diluted for the three month period ended September 30, 2017, compared to net income of $15,384 or $0.32 per share basic and diluted for the same period in 2016.  A summary of the differences are listed in the table below.

	Sept. 30,	Sept. 30,	increase
Three month period ending	2017	2016	(decrease)
Net interest income	$62,586	$45,319	$17,267
Provision for loan losses	1,096	1,275	(179)
Net interest income after loan loss provision	61,490	44,044	17,446

Correspondent banking and capital markets division	7,213	7,528	(315)
Gain on sale of available for sale securities	—	13	(13)
All other non interest income	9,528	8,140	1,388
Total non interest income	16,741	15,681	1,060

Correspondent banking and capital markets division	5,304	5,456	(152)
Credit related expenses	527	187	340
All other non interest expense	38,791	30,752	8,039
Total non interest expense	44,622	36,395	8,227

Net income before provision for income taxes	33,609	23,330	10,279
Provision for income taxes	11,559	7,946	3,613
Net income (loss)	$22,050	$15,384	$6,666

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

Net interest income/margin

Net interest income increased $17,267 or 38.1% to $62,586 during the three month period ended September 30, 2017 compared to $45,319 for the same period in 2016. The $17,267 increase was the result of a $19,354 increase in interest income and a $2,087 increase in interest expense.

Interest earning assets averaged $5,964,076 during the three month period ended September 30, 2017 as compared to $4,467,735 for the same period in 2016, an increase of $1,496,341, or 33.5%. The yield on average interest earning assets increased 21 bps to 4.46% (23 bps to 4.56% tax equivalent basis) during the three month period ended September 30, 2017, compared to 4.25% (4.33% tax equivalent basis) for the same period in 2016. The combined effects of the $1,496,341 increase in average interest earning assets and the 21 bps (23 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $19,354 ($19,915 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $3,852,600 during the three month period ended September 30, 2017 as compared to $2,914,374 for the same period in 2016, an increase of $938,226 or 32.2%. The cost of average interest bearing liabilities was 0.46% during the three month period ended September 30, 2017, compared to 0.33% for the same period in 2016. The effect of the $938,226 increase in average interest bearing liabilities and the 13 bps increase in cost of funds resulted in the $2,087 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2017 and 2016 on a tax equivalent basis.

	Three months ended September 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$4,492,543	$52,254	4.61%	$3,037,333	$34,071	4.46%
PCI loans (note 9)	170,924	7,696	17.86%	207,406	7,795	14.95%
Securities- taxable	926,367	5,648	2.42%	900,514	4,693	2.07%
Securities- tax exempt (note 8)	196,988	2,082	4.19%	134,576	1,581	4.67%
Fed funds sold and other (note 3)	177,254	887	1.99%	187,906	512	1.08%
Total interest earning assets	5,964,076	68,567	4.56%	4,467,735	48,652	4.33%

Allowance for loan losses	(30,775)			(24,209)
All other assets	826,918			559,841
Total assets	$6,760,219			$5,003,367

Interest bearing deposits (note 4)	3,507,381	3,178	0.36%	2,678,638	1,821	0.27%
Fed funds purchased	257,967	819	1.26%	181,037	238	0.52%
Other borrowings (note 5)	61,149	127	0.82%	28,847	27	0.37%
Corporate debenture (note 10)	26,103	347	5.27%	25,852	298	4.59%
Total interest bearing liabilities	3,852,600	4,471	0.46%	2,914,374	2,384	0.33%
Demand deposits	1,926,070			1,445,140
Other liabilities	81,057			97,830
Stockholders’ equity	900,492			546,023
Total liabilities and stockholders’ equity	$6,760,219			$5,003,367
Net interest spread (tax equivalent basis) (note 6)			4.10%			4.00%
Net interest income (tax equivalent basis)		$64,096			$46,268
Net interest margin (tax equivalent basis) (note 7)			4.26%			4.12%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $317 and $363 for the three month periods ended September 30, 2017 and 2016.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($456) and ($268) for the three month periods ended September 30, 2017 and 2016.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $58 and $59 for the three month periods ended September 30, 2017 and 2016.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan and securities yield offset by an increase to the cost of deposits between the two periods presented above.

The Company acquired Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.  As such, the acquired assets and assumed liabilities from Platinum and Gateway were fully integrated into the current quarter averages and income.

Provision for loan losses

The provision for loan losses decreased $179 to $1,096 during the three month period ending September 30, 2017 compared to a provision expense of $1,275 for the comparable period in 2016. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2017 was $16,741 compared to $15,681 for the comparable period in 2016. A summary of the differences are listed in the table below.

	Sept. 30,	Sept. 30,	$ increase	% increase
Three month period ending:	2017	2016	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$5,823	$6,381	$(558)	(8.7)%
Other correspondent banking related revenue (note 2)	1,390	1,147	243	21.2%
Wealth management related revenue	914	892	22	2.5%
Service charges on deposit accounts	3,870	3,770	100	2.7%
Debit, prepaid, ATM and merchant card related fees	2,127	2,017	110	5.5%
BOLI income	975	658	317	48.2%
Gain on sale of residential loans held for sale	404	302	102	33.8%
Other non-interest income	1,238	501	737	147.1%
Gain on sale of securities	—	13	(13)	(100.0)%
Total non-interest income	$16,741	$15,681	$1,060	6.8%

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

“Income from correspondent banking capital markets division” decreased between the two periods presented above due to decreased fees from bond and capital market sales.  BOLI income increased $317 due to the BOLI acquired from the acquisitions of Platinum and Gateway as well as the additional $30 million on new BOLI policies purchased in July 2017.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Platinum and Gateway which closed during the second quarter of 2017.

Non-interest expense

Non-interest expense for the three months ended September 30, 2017 increased $8,227, or 22.6%, to $44,622, compared to $36,395 for the same period in 2016. Components of our non-interest expenses are listed in the table below.

	Sept. 30,	Sept. 30,	$ increase	% increase
Three month period ending:	2017	2016	(decrease)	(decrease)
Salaries and wages	$20,306	$17,074	$3,232	18.9%
Incentive/bonus compensation	4,267	1,610	2,657	165.0%
Stock based compensation	1,079	1,109	(30)	(2.7)%
Employer 401K matching contributions	581	470	111	23.6%
Deferred compensation expense	136	148	(12)	(8.1)%
Health insurance and other employee benefits	1,400	1,537	(137)	(8.9)%
Payroll taxes	1,325	999	326	32.6%
Other employee related expenses	724	322	402	124.8%
Incremental direct cost of loan origination	(1,303)	(851)	(452)	53.1%
Total salaries, wages and employee benefits	28,515	22,418	6,097	27.2%

(Gain) loss on sale of OREO	(38)	(558)	520	(93.2)%
Valuation write down of OREO	141	237	(96)	(40.5)%
(Gain) loss on repossessed assets other than real estate	(13)	(4)	(9)	225.0%
Foreclosure and repossession related expenses	437	512	(75)	(14.6)%
Total credit related expenses	527	187	340	181.8%

Occupancy expense	3,422	2,532	890	35.2%
Depreciation of premises and equipment	1,842	1,629	213	13.1%
Supplies, stationary and printing	392	341	51	15.0%
Marketing expenses	955	700	255	36.4%
Data processing expense	2,006	1,761	245	13.9%
Legal, auditing and other professional fees	854	904	(50)	(5.5)%
Bank regulatory related expenses	666	863	(197)	(22.8)%
Postage and delivery	512	423	89	21.0%
Debit, prepaid, ATM and merchant card related expenses	746	607	139	22.9%
Amortization of intangibles	1,133	791	342	43.2%
Internet and telephone banking	538	559	(21)	(3.8)%
Operational write-offs and losses	263	310	(47)	(15.2)%
Correspondent accounts and Federal Reserve charges	216	191	25	13.1%
Conferences/Seminars/Education/Training	164	155	9	5.8%
Impairment (recovery) of bank property held for sale	—	616	(616)	(100.0)%
Director fees	223	134	89	66.4%
Travel expenses	169	153	16	10.5%
Other expenses	1,479	1,121	358	31.9%
Total non-interest expense	$44,622	$36,395	$8,227	22.6%

The overall primary reason for the increase between the periods presented above relates to the acquisitions of Platinum and Gateway which occurred during the second quarter of 2017.

Provision for income taxes

We recognized an income tax expense for the three months ended September 30, 2017 of $11,559 on pre-tax income of $33,609 (an effective tax rate of 34.4%) compared to an income tax expense of $7,946 on pre-tax income of $23,330 (an effective tax rate of 34.1%) for the comparable quarter in 2016.  The primary reason for the slight increase in the effective tax rate is higher taxable income during the current quarter compared to the same period last year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

Overview

We recognized net income of $53,883 or $0.95 per share basic and $0.94 per share diluted for the nine month period ended September 30, 2017, compared to net income of $26,314 or $0.55 per share basic and diluted for the same period in 2016.  A summary of the differences are listed in the table below.

	Sept. 30,	Sept. 30,	increase
Nine month period ending:	2017	2016	(decrease)
Net interest income	$171,924	$131,791	$40,133
Provision for loan losses	3,990	2,696	1,294
Net interest income after loan loss provision	167,934	129,095	38,839

Correspondent banking and capital markets division	21,725	25,594	(3,869)
IA amortization	—	(1,166)	1,166
FDIC revenue	—	96	(96)
Gain from early extinguishment of debt	—	308	(308)
Gain on sale of available for sale securities	—	13	(13)
All other non-interest income	26,492	22,368	4,124
Total non-interest income	48,217	47,213	1,004

Correspondent banking and capital markets division	15,594	17,397	(1,803)
Credit related expenses	2,058	1,157	901
Merger related expenses	10,328	11,172	(844)
Impairment of branch real estate held for sale	507	1,034	(527)
Termination of FDIC loss share agreements	—	17,560	(17,560)
All other non-interest expense	108,987	87,977	21,010
Total non-interest expense	137,474	136,297	1,177

Net income before provision for income taxes	78,677	40,011	38,666
Provision for income taxes	24,794	13,697	11,097
Net income	$53,883	$26,314	27,569

The primary differences between the periods presented above relate the termination of the FDIC loss share agreements in February 2016 resulting in a charge of $17,560 during the first quarter of 2016.  Other differences between both periods include higher net interest income, other non-interest income and other non-interest expense.

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Platinum and Gateway. The increase in our “all other non-interest income” and “all other non-interest expense,” which represents the operating income and expenses of our commercial/retail banking segment, is primarily due to the acquisitions of Platinum and Gateway.  These items along with others are discussed and analyzed below.

Net interest income/margin

Net interest income increased $40,133 or 30.5% to $171,924 during the nine month period ended September 30, 2017 compared to $131,761 for the same period in 2016. The $40,133 increase was the result of a $44,394 increase in interest income and a $4,261 increase in interest expense.

Interest earning assets averaged $5,470,846 during the nine month period ended September 30, 2017 as compared to $4,272,762 for the same period in 2016, an increase of $1,198,084, or 28.0%. The yield on average interest earning assets increased 14 bps to 4.47% (16 bps to 4.57% tax equivalent basis) during the nine month period ended September 30, 2017, compared to 4.33% (4.41% tax equivalent basis) for the same period in 2016. The combined effects of the $1,198,084 increase in average interest earning assets and the 14 bps (16 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $44,394 ($46,206 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $3,515,891 during the nine month period ended September 30, 2017 as compared to $2,769,931 for the same period in 2016, an increase of $745,960 or 26.9%. The cost of average interest bearing liabilities was 0.42% during the nine month period ended September 30, 2017, compared to 0.32% for the same period in 2016. The effect of the $745,960 increase in average interest bearing liabilities and the 10 bps increase in cost of funds resulted in the $4,261 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine month periods ended September 30, 2017 and 2016 on a tax equivalent basis.

	Nine months ended September 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$4,014,055	$137,546	4.58%	$2,852,751	$95,803	4.49%
PCI loans (note 9)	178,171	24,780	18.59%	215,964	24,750	16.27%
Securities- taxable	914,029	16,622	2.43%	856,476	14,523	2.35%
Securities- tax exempt (note 8)	177,476	5,821	4.39%	119,105	4,189	5.01%
Fed funds sold and other (note 3)	187,115	2374	1.70%	228,466	1672	0.82%
Total interest earning assets	5,470,846	187,143	4.57%	4,272,762	140,937	4.41%

Allowance for loan losses	(28,689)			(23,336)
All other assets	707,873			531,881
Total assets	$6,150,030			$4,781,307

Interest bearing deposits (note 4)	3,181,814	7,694	0.32%	2,524,567	5,041	0.27%
Fed funds purchased	257,210	2,048	1.06%	188,983	745	0.53%
Other borrowings (note 5)	50,822	240	0.63%	32,137	97	0.40%
Corporate debenture (note 10)	26,045	998	5.12%	24,244	836	4.61%
Total interest bearing liabilities	3,515,891	10,980	0.42%	2,769,931	6,719	0.32%
Demand deposits	1,776,896			1,411,564
Other liabilities	70,597			75,553
Stockholders’ equity	786,646			524,259
Total liabilities and stockholders’ equity	$6,150,030			$4,781,307
Net interest spread (tax equivalent basis) (note 6)			4.15%			4.09%
Net interest income (tax equivalent basis)		$176,163			$134,218
Net interest margin (tax equivalent basis) (note 7)			4.31%			4.20%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $1,166 and $270 for the nine month periods ended September 30, 2017 and 2016.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($1,072) and ($805) for the nine month periods ended September 30, 2017 and 2016.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $176 and $154 for the nine month periods ended September 30, 2017 and 2016.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan and securities yield offset by an increase to the cost of deposits between the two periods presented above.

The Company acquired Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.  As such, the acquired assets and assumed liabilities from Platinum and Gateway contributed to the current period averages and income.

Provision for loan losses

The provision for loan losses increased $1,294 to $3,990 during the nine month period ending September 30, 2017 compared to a provision expense of $2,696 for the comparable period in 2016. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine months ended September 30, 2017 was $48,217 compared to $47,213 for the comparable period in 2016. This slight increase was the result of the following components listed in the table below.

	Sept. 30,	Sept. 30,	$ increase	% increase
Nine month period ending:	2017	2016	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$18,067	$21,801	$(3,734)	(17.1)%
Other correspondent banking related revenue (note 2)	3,658	3,793	(135)	(3.6)%
Wealth management related revenue	2,698	2,422	276	11.4%
Service charges on deposit accounts	11,267	9,835	1,432	14.6%
Debit, prepaid, ATM and merchant card related fees	6,716	6,245	471	7.5%
BOLI income	2,310	1,877	433	23.1%
Gain on sale of residential loans held for sale	932	623	309	49.6%
Other non-interest income	2,569	1,366	1,203	88.1%
Gain on sale of securities	—	13	(13)	(100.0)%
Subtotal	$48,217	$47,975	$242	0.5%
Gain on early extinguishment of debt	—	308	(308)	(100.0)%
FDIC indemnification asset-amortization(see explanation below)	—	(1,166)	1,166	(100.0)%
FDIC indemnification income	—	96	(96)	(100.0)%
Total non-interest income	$48,217	$47,213	$1,004	2.1%

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

“Income from correspondent banking capital markets division” decreased between the two periods presented above due to decreased fees from bond and capital market sales.  Service charges on deposit accounts increased $1,432 in part due to the acquisitions of Platinum and Gateway and new product changes on personal and business accounts implemented during the third quarter of 2016.  In addition, the termination of the FDIC loss share agreements in February 2016 resulted in no further FDIC indemnification asset amortization during the nine month period ending September 30, 2017 which increased non-interest income by $1,166 compared to the same period in 2016.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2017 increased $1,177, or 0.9%, to $137,474, compared to $136,297 for the same period in 2016. Components of our non-interest expenses are listed in the table below.

	Sept. 30,	Sept. 30,	$ increase	% increase
Nine month period ending:	2017	2016	(decrease)	(decrease)
Salaries and wages	$59,140	$50,710	$8,430	16.6%
Incentive/bonus compensation	8,071	4,417	3,654	82.7%
Stock based compensation	3,333	3,251	82	2.5%
Employer 401K matching contributions	1,691	1,426	265	18.6%
Deferred compensation expense	427	468	(41)	(8.8)%
Health insurance and other employee benefits	5,055	4,343	712	16.4%
Payroll taxes	4,197	3,533	664	18.8%
Other employee related expenses	1,305	904	401	44.4%
Incremental direct cost of loan origination	(3,505)	(2,220)	(1,285)	57.9%
Total salaries, wages and employee benefits	79,714	66,832	12,882	19.3%

Gain on sale of OREO	(200)	(1,270)	1,070	(84.3)%
Valuation write down of OREO	612	651	(39)	(6.0)%
(Gain) loss on repossessed assets other than real estate	(19)	33	(52)	(157.6)%
Foreclosure and repossession related expenses	1,665	1,743	(78)	(4.5)%
Total credit related expenses	2,058	1,157	901	77.9%

Occupancy expense	9,453	7,329	2,124	29.0%
Depreciation of premises and equipment	5,363	4,714	649	13.8%
Supplies, stationary and printing	1,180	1,020	160	15.7%
Marketing expenses	2,885	2,216	669	30.2%
Data processing expense	6,251	5,053	1,198	23.7%
Legal, auditing and other professional fees	2,674	2,756	(82)	(3.0)%
Bank regulatory related expenses	2,284	2,641	(357)	(13.5)%
Postage and delivery	1,431	1,264	167	13.2%
Debit, prepaid, ATM and merchant card related expenses	2,102	1,846	256	13.9%
Amortization of intangibles	2,937	2,283	654	28.6%
Internet and telephone banking	1,559	1,751	(192)	(11.0)%
Operational write-offs and losses	433	417	16	3.8%
Correspondent accounts and Federal Reserve charges	646	570	76	13.3%
Conferences/Seminars/Education/Training	603	390	213	54.6%
Impairment of bank property held for sale	507	1,034	(527)	(51.0)%
Director fees	576	493	83	16.8%
Travel expenses	516	351	165	47.0%
Other expenses	3,974	3,448	526	15.3%
Subtotal	127,146	107,565	19,581	18.2%
Merger related expenses	10,328	11,172	(844)	(7.6)%
Loss from termination of FDIC loss share agreements	—	17,560	(17,560)	NM %
Total non-interest expense	$137,474	$136,297	$1,177	0.9%

Excluding merger related expenses, which represent direct severance, system terminations, and legal and professional fees that are not duplicative of current operations, and charges related to termination of FDIC loss sharing agreements, our non-interest expenses increased $19,581, or 18.2% to $127,146 during the current period compared to $107,565 during the same period last year. The overall primary reason for the increase relates to the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

Provision for income taxes

We recognized an income tax expense for the nine months ended September 30, 2017 of $24,794 on pre-tax income of $78,677 (an effective tax rate of 31.5%) compared to an income tax expense of $13,697 on pre-tax income of $40,011 (an effective tax rate of 34.2%) for the comparable quarter in 2016.  The primary reasons for the decrease in the effective tax rates are a larger percentage of tax exempt interest income relative to total revenue and excess tax benefits of $2,407 recorded during the current period as a result of implementing ASU 2016-09, Stock Compensation Improvements to Employee Share-Based Payment Activity, on January 1, 2017.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Loans, excluding PCI loans	$51,426	$33,650	$135,210	$94,790
PCI loans	7,696	7,795	24,780	24,750
Securities - taxable	5,648	4,693	16,622	14,523
Securities - tax-exempt	1,400	1,053	3,918	2,775
Federal funds sold and other	887	512	2,374	1,672
Total Interest income (GAAP)	67,057	47,703	182,904	138,510

Tax equivalent adjustment
Non PCI loans	828	421	2,336	$1,013
Securities - tax-exempt	682	528	1,903	1,414
Total tax equivalent adjustment	1,510	949	4,239	2,427

Interest income - tax equivalent
Loans excluding PCI loans	52,254	34,071	137,546	95,803
PCI loans	7,696	7,795	24,780	24,750
Securities - taxable	5,648	4,693	16,622	14,523
Securities - tax-exempt	2,082	1,581	5,821	4,189
Federal funds sold and other	887	512	2,374	1,672
Total interest income - tax equivalent	68,567	48,652	187,143	140,937

Total Interest expense (GAAP)	(4,471)	(2,384)	(10,980)	(6,719)

Net interest income - tax equivalent	$64,096	$46,268	$176,163	$134,218

Net interest income (GAAP)	$62,586	$45,319	$171,924	$131,791

Yields and costs
Yield on loans excluding PCI - tax equivalent	4.61%	4.46%	4.58%	4.49%
Yield on securities tax-exempt - tax equivalent	4.19%	4.67%	4.39%	4.70%
Yield on interest earning assets (GAAP)	4.46%	4.25%	4.47%	4.33%
Yield on interest earning assets - tax equivalent	4.56%	4.33%	4.57%	4.41%
Cost of interest bearing liabilities (GAAP)	0.46%	0.33%	0.42%	0.32%
Net interest spread (GAAP)	4.00%	3.92%	4.05%	4.01%
Net interest spread - tax equivalent	4.10%	4.00%	4.15%	4.09%
Net interest margin (GAAP)	4.16%	4.04%	4.20%	4.12%
Net interest margin - tax equivalent	4.26%	4.12%	4.31%	4.20%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2016. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2017. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

On October 9, 2017, Sunshine Bancorp, Inc. (“Sunshine”) and the Company received notice that a putative class action lawsuit was filed in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough, Florida against Sunshine, each of the members of its board of directors and CenterState, captioned Stephen Bushansky, On Behalf of Himself and All Others Similarly Situated v. Sunshine Bancorp, Inc., Ray H. Rollyson, Jr., D. William Morrow, Joe E. Newsome, Will Weatherford, William E. Pommerening, Marion M. Smith, W.D. McGinnes, Jr., George Parmer, Kenneth H. Compton, Malcolm Robert Kirschenbaum, James T. Swann, Sal A. Nunziata, John C. Reich, Andrew S. Samuel, Dana S. Kilborne and CenterState Bank Corporation.  The complaint alleges, among other things, that these persons breached their fiduciary duties in connection with the proposed merger by, among other things: agreeing to an allegedly unfair price for the sale of Sunshine; agreeing to protection devices that the plaintiff alleges is impermissible; and approving the transaction notwithstanding alleged conflicts of interest. The complaint also alleges that CenterState aided and abetted those alleged fiduciary breaches. The plaintiff also alleges that the proxy statement/prospectus filed in connection with the merger was materially incomplete and misleading. The plaintiff seeks as relief, among other things, for the court to declare that the defendants have breached their fiduciary duties; to enjoin defendants from proceeding with the merger unless and until Sunshine provides all material information to Sunshine’s stockholders and adopts a procedure to obtain a merger agreement providing the best available terms; to award plaintiff fees and expenses; and to grant such other and further relief as the court deems just and proper. The defendants strongly believe that the lawsuit is without merit and intend to vigorously defend against the pending claims. If this case is not resolved, the lawsuit could prevent or delay completion of the Sunshine merger and result in substantial costs to Sunshine and the Company, including any costs associated with the indemnification of directors and officers. Other potential plaintiffs may also file additional lawsuits challenging the proposed transaction or the Company’s proposed merger with Harbor. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the Company’s business, financial condition, results of operations and cash flows.

Item 1a.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
July 1, 2017	July 30, 2017	512	$24.79	---	1,934,735
August 1, 2017	August 31, 2017	---	---	---	1,934,735
September 1, 2017	September 30, 2017	660	$25.21	---	1,934,735
Total for quarter ending September 30, 2017		1,172	$25.03	---	1,934,735

(1)

We did not repurchase any shares of our common stock during the third quarter of 2017 pursuant to our stock repurchase plan currently in place. We repurchased 1,172 shares of our common stock from our employees during the third quarter of 2017 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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

CENTERSTATE BANK CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANK CORPORATION

(Registrant)

Date: November 6, 2017	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: November 6, 2017	By:	/s/ Jennifer L. Idell
Jennifer L. Idell
Executive Vice President
and Chief Financial Officer