Form 10-K
period 2017-12-31
CenterState Bank Corp
filed 2018-02-28
CIK 1102266

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32017

CENTERSTATE BANK CORPORATION

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (50,971,730 shares) on June 30, 2017, was approximately $1,267,157,000.  The aggregate market value was computed by reference to the last sale of the Common Stock of the registrant at $24.86 per share on June 30, 2017.  For the purposes of this response, directors, executive officers and holders of 5% or more of the registrant’s Common Stock are considered the affiliates of the issuer at that date.

As of February 26, 2018 there were outstanding 83,605,133 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2018 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

CenterState Bank Corporation (formerly known as CenterState Banks, Inc.) (“We,” “Our,”  “CenterState,” “CSFL,” or the “Company”) is a financial holding company incorporated in September 20, 1999 under the laws of the State of Florida. Through our national bank subsidiary, CenterState Bank, N.A. (“CenterState Bank” or the “Bank”), we provide a full range of consumer and commercial banking services to individuals, businesses and industries through our headquarters branch in Winter Haven, Florida and, as of December 31, 2017, a 78 bank branch network located within 28 counties throughout Florida, as well as one loan production office in Florida and one loan production office in Macon, Georgia.  CenterState was among the largest Florida-based community banking organizations in terms of publicly available deposit data on a pro forma basis taking into account the closing on January 1, 2018 of its acquisition transactions with HCBF Holding Company, Inc. (“HCBF”) and Sunshine Bancorp, Inc. (“Sunshine”).

We also operate, through our Bank, a correspondent banking and capital markets service division for approximately 600 small and medium sized community banks throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.

We have grown primarily through a series of acquisitions, starting in June 2000 through 2017. Our most recent acquisitions include:

•	Gulfstream Bancshares, Inc. (“Gulfstream”), in January 2014, which added approximately $479 million in deposits;

•	First Southern Bancorp, Inc. (“First Southern”), in June 2014, which added approximately $853 million in deposits;

•	Community Bank of South Florida, Inc. (“Community”), in March 2016, which added approximately $453 million in deposits;

•	Hometown of Homestead Banking Company (“Hometown”), in March 2016, which added approximately $253 million in deposits;
•	Platinum Bank Holding Company (“Platinum”), in April 2017, which added approximately $520 million in deposits; and

•	Gateway Financial Holdings of Florida, Inc. (“Gateway”) in May 2017, which added approximately $708 million in deposits.

On January 1, 2018, we completed the acquisitions of HCBF, which added approximately $1.8 billion in deposits and $1.3 billion in loans, and of Sunshine, which added approximately $719 million in deposits and $692 million in loans.

We also own R4ALL, Inc. (“R4ALL”), which acquires and disposes troubled assets, and CSFL Insurance Corp. (“CSFL IC”), which operates a captive insurance subsidiary pursuant to section 831(b) of the U.S. Tax Code.

At December 31, 2017, we had total consolidated assets of $7.1 billion, total consolidated loans of $4.8 billion, total consolidated deposits of $5.6 billion, and total consolidated shareholders’ equity of $904 million.

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

As is the case with banking institutions generally, our operations are materially and significantly influenced by the real estate market, general economic conditions, and by the tax, monetary and fiscal policies of the U.S. and state government and regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest.  Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds, including tax rates and regulatory structure.  We face strong competition in the attraction of deposits (our primary source of lendable funds) and in the origination of loans.  See “Competition.”

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area.  Our consolidated loans at December 31, 2017 and 2016 were $4,773,221,000 or 67% and $3,429,747,000, or 68%, respectively, of total consolidated assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  We have no foreign loans or loans for highly leveraged transactions.  We do have immaterial amounts of loans with foreigners on property located within our Florida market area, primarily vacation and second homes.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans.  A majority of our loans are made on a secured basis.  As of December 31, 2017, approximately 83% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 15% of the loan portfolio consisted of commercial loans (not secured by real estate) and 2% of our loan portfolio consisted of consumer and other loans.

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

Our commercial loan portfolio consists primarily of loans to small-to-medium sized businesses located primarily in our market area for working capital, equipment purchases, and various other business purposes.  A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis.  Commercial loans may be made at variable or fixed rates of interest.  Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds.  Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years.  Commercial and agricultural loans not secured by real estate amounted to approximately 15% and 13% of our Company’s total loan portfolio as of December 31, 2017 and 2016, respectively.

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

At December 31, 2017, approximately 43% of our total non-PCI (“Purchased Credit Impaired”) loan portfolio is fixed rate, 9% is floating rate and 48% is variable rate other than floating.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities.  We consider the majority of our regular savings, demand, negotiable order of withdrawal or NOW, and money market deposit accounts to be core deposits.  These accounts comprised approximately 85% and 87% of our consolidated total deposits at December 31, 2017 and 2016, respectively.  Approximately 15% and 13% of our consolidated deposits at December 31, 2017 and December 31, 2016, respectively, were certificates of deposit.  Generally, we attempt to maintain the rates paid on our deposits at a competitive level.  Time deposits of

$100,000 and over made up approximately 8% of consolidated total deposits at December 31, 2017 and 2016.  The majority of the deposits are generated from market areas where we conduct business.  Generally, we do not solicit deposits on a national level.  We obtain substantially all of our deposits from customers in our local markets.  For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Deposits.”

Investments

Our available for sale investment securities portfolio was $1,060,143,000 and $740,702,000 at December 31, 2017 and 2016, respectively, representing 15% of our total consolidated assets.  At December 31, 2017, approximately 92% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential Fannie Mae, Freddie Mac and Ginnie Mae MBS.  We do not own any private label MBSs.  Approximately 7%, or $72,758,000, of this portfolio is invested in municipal securities.  Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  Investment securities available for sale are recorded on our balance sheet at market value at each balance sheet date.  Any change in market value is recorded directly in our shareholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary.  During 2017, we sold approximately $51,875,000 of these securities and recognized a net loss on the sales of approximately $7,000.   In addition, we sold approximately $260,824,000 of securities acquired from the purchase of Platinum on April 1, 2017 and Gateway on May 1, 2017.   These securities were marked to fair value and subsequently sold soon after the acquisition date and thus no gains or losses were recognized.

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

We also have a trading securities portfolio managed at our Bank.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Income and Comprehensive Income.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  During 2017, we purchased approximately $230,074,000 of securities for this portfolio and sold $235,922,000, recognizing a net realized gain on sale of approximately $195,000.  At December 31, 2017 we had $6,777,000 of securities in our trading portfolio.

Our held to maturity securities portfolio was $232,399,000 and $250,543,000 at December 31, 2017 and December 31, 2016, respectively, representing 3% and 5% our total consolidated assets.  These securities had unrecognized net losses of approximately $784,000 and $7,850,000, resulting in estimated fair values of $231,615,000 and $242,693,000 at December 31, 2017 and 2016, respectively.  At December 31, 2017, approximately 43% of this portfolio is invested in MBS and 57% in municipal securities.  It is anticipated that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Correspondent Banking

Our correspondent banking and capital markets segment operates as a division within our Bank.  Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.  Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services.  The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

Acquisition Strategy

Our business growth, profitability and market share have been enhanced by us engaging in strategic mergers and acquisitions either within or contiguous to our existing footprint.  Our acquisition strategy focuses on banking institutions that:

•	are a good fit with our culture;

•	are strategically attractive by enhancing our footprint, allowing for cost savings and economies of scale, or providing market diversification, or otherwise may be strategically compelling;

•	have been determined to meet our risk appetite and profile; and

•	meet our financial criteria.

We expect to continue to assess future opportunities of financial companies using these criteria, based on market and other conditions.

Data Processing

We use a single in-house core data processing solution.  The core data processing system provides deposit processing, loan processing and overall accounting services.

The Bank provides item processing services and certain other information technology (“IT”) services for itself and the Company overall.  These services include: sorting, encoding, processing, and imaging checks and rendering checking and other deposit statements to commercial and retail customers, as well as providing IT services, including intranet and internet services for our Bank and the Company overall.

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve.  The Federal Reserve, among other things, seeks to influence interest rates and the supply of money and credit within the United States.  Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. The Federal Reserve has, as a response to the financial crisis, steeply increased the size of its balance sheet by buying securities and has paid interest on excess reserves held by banks at the Federal Reserve.  Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.  The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government.  Following a prolonged period in which the federal funds rate was stable or decreasing, the Federal Reserve has begun to increase this benchmark rate. In addition, the Federal Reserve Board has stated its intention to end its quantitative easing program and has begun to reduce the size of its balance sheet by selling securities.  Future monetary policies, including whether the Federal Reserve will continue to increase the federal funds rate and whether or at what pace it will continue to reduce the size of its balance sheet, and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

Supervision and Regulation

We are extensively regulated under federal and state law.  The following is a brief summary of certain aspects of that regulation which are material to us, and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. To the extent particular statutory and regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation.  Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels.  The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and the Bank, are difficult to ascertain.  In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank.  A change in applicable laws, regulations or regulatory guidance, or in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company’s and the Bank’s business, operations, and earnings.  Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors and customers, the deposit insurance fund and the U.S. banking and financial system rather than shareholders.

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. As described in further detail below, the Company and the Bank will become subject to additional regulatory requirements in the future as a result of the growth of their assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. President Trump has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the Republican majority in Congress has also suggested an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or only a rebalancing of the post financial crisis framework. The Company expects that its business will remain subject to extensive regulation and supervision.

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of Nasdaq that apply to companies with securities listed on the Nasdaq Global Select Market.

Regulation of the Company

We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”) and have elected to be a financial holding company. As a financial holding company, we are subject to comprehensive regulation, examination and supervision by the Federal Reserve and are subject to its regulatory reporting requirements.  Federal law subjects financial holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

As a financial holding company, we are permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities, including certain insurance underwriting activities.  We and the Bank must each remain “well-capitalized” and “well-managed” and the Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for us to maintain our status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company.

A financial holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” has been defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress.  The appropriate federal banking agency for the depository institution (in this case the Office of the Comptroller of the Currency or OCC) may require reports from the Company to assess its ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements by requiring the holding company to provide financial assistance to the Bank if its capital were to become impaired.   If the Company fails to provide such assistance within three months, it could be ordered to sell its stock of the Bank to cover the deficiency.  Any capital loans by the Company to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

The BHC Act requires that a financial holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the financial holding company, or (iii) merging or consolidating with any other bank holding company.  The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including the companies’ performance under the CRA; and (4) the effectiveness of the companies in combatting money laundering.  We are permitted under applicable federal and state law to make out of state acquisitions and mergers of other banks and bank holding companies, subject to the requirements summarized above.

Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company or a national bank.  Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition.  The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors set forth in the Act are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock.  Investors should be aware of these requirements when acquiring shares of our stock.

Regulation of the Bank

CenterState Bank is a national bank subject to comprehensive regulation, examination and supervision by the OCC and is subject to its regulatory reporting requirements. The deposits of the Bank are insured by the FDIC and, accordingly, the Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over the Bank.  The Bank also is subject to certain Federal Reserve regulations.  These regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit, requirements to maintain reserves against deposits and loans, limitation on the types of investment that may be made and requirements governing risk management practices.

The Bank also is subject to restrictions on its ability to lend to and engage in other transactions with the Company and the Bank’s other affiliates.  Under these provisions, individual loans or other extensions of credit between the Bank and the Company or any nonbank affiliate generally are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and either the Company or any nonbank affiliate are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and any affiliate are required to be on arm’s length terms and conditions. The definition of “extension of credit” for these purposes includes credit exposures arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction.  Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, to their directors, executive officers and principal shareholders.  These restrictions have not had a material impact on the Company or the Bank.

Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. For 2018, the first $16 million of covered balances are exempt from the reserve requirement, aggregate balances between $16 million and $122.3 million are subject to a 3% reserve requirement and aggregate balances above $122.3 million are subject to a 10% reserve requirement. These reserve requirements are subject to annual adjustment by the Federal Reserve.

The Bank is permitted under federal law to branch on a de novo basis across state lines where the laws of that state would permit a bank chartered by that state to open a de novo branch.

Supervision, Examination and Enforcement

The Federal Reserve, OCC and FDIC have broad supervisory, examination and enforcement authority with regard to bank holding companies and banks, including the power to impose nonpublic supervisory agreements, issue cease and desist or removal orders, impose fines and other civil and criminal penalties, initiate injunctive actions, terminate deposit insurance and appoint a conservator or receiver.  In general, these actions may be initiated for violations of laws and regulations, as well as engagement in unsafe and unsound practices, and certain of these actions also may be taken against an “institution affiliated party” as defined in the law. Specifically, the regulators may direct a bank holding company or bank to, among other things, increase its capital, sell subsidiaries or other assets, limit its dividends and distributions, restrict its growth or remove officers and directors. Supervision and examinations are confidential, and the outcomes of these actions may not be made public.

Changes to our Regulation and Supervision in Crossing $10 Billion in Assets Threshold

Federal law imposes heightened requirements on banks and bank holding companies that exceed $10 billion in total consolidated assets. Certain requirements will be imposed on the Company or the Bank following the fourth consecutive quarter (and any applicable phase-in period) in which the Company or the Bank’s total consolidated assets exceed that $10 billion threshold:

•

The Company and the Bank will be required to undertake annual company-run stress tests of their capital and consolidated earnings and losses under one baseline and at least two stress scenarios as provided by the federal bank regulators. The results of these Dodd-Frank Act Stress Tests, or DFAST, must be submitted to the Federal Reserve or OCC no later than July 31st of the following year and must also be disclosed by us publicly. We expect that the DFAST results will be considered an important factor in evaluating the Company’s and the Bank’s capital adequacy in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by the Company or the Bank may be an unsafe or unsound practice;

•

The Company will be required to establish and maintain an independent Risk Committee of our board of directors that will be responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert; and

•

The calculation of the Bank’s FDIC deposit insurance assessment base will be changed and will utilize the performance score and a loss-severity score system as summarized under “FDIC Insurance Assessments.”

•

The Consumer Financial Protection Bureau (“CFPB”) will become our supervisor with respect to consumer protection laws and regulations and will have examination authority following the fourth consecutive quarter in which the Bank’s total assets exceed $10 billion. Currently, the Bank is subject to regulations adopted by the CFPB, but the OCC is primarily responsible for examining our compliance with consumer protection laws and regulations.

In addition, beginning on July 1 of the calendar year following the end of the first year in which the Bank’s total consolidated assets pass the $10 billion threshold, the Bank will also become subject to the cap on debit card interchange fees imposed by the so-called Durbin Amendment. Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction.  The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions.  A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve.  In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Although the Company and the Bank were below $10 billion in total consolidated assets at December 31, 2017, the Company and the Bank exceeded $10 billion in total consolidated assets upon consummation of our acquisitions of HCBF and Sunshine effective January 1, 2018.  As a result, we have been preparing to comply with these rules when they become applicable to us.  In particular, we moved from a combined management and board risk committee to an independent standing board risk committee in 2017, have begun the process of preparing to be examined by the CFPB, and have begun running periodic and selective stress tests on liquidity, interest rates and certain areas of our loan portfolio in order to be in compliance with DFAST. We also have determined the estimated changes to our FDIC deposit insurance assessment and the impact of the Durbin Amendment on our net income.

Congress is considering a bill that would, among other things, raise the thresholds at which the DFAST and independent Risk Committee requirements would apply to $250 billion of consolidated assets and $50 billion of consolidated assets, respectively. It is too early to tell whether this bill will become law.

FDIC Insurance Assessments and Depositor Preference

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

The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC is now calculated based on its average consolidated total assets less its average equity. However, following the fourth consecutive quarter where the Bank’s total consolidated assets equal or exceed $10 billion, the FDIC will use a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate.  In calculating these scores, the FDIC will use the Bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the Bank’s ability to withstand asset-related and funding related stress, and make certain adjustments based on risk factors that are not adequately captured in these calculations.

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

The OCC has the general authority to limit the dividends paid by the Bank if such payment may be deemed to constitute an unsafe and unsound practice.  The Bank may not pay dividends from its paid-in surplus.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank, such as the Bank, is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).   The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

We and the Bank must maintain the applicable common equity Tier 1 or CET1 capital conservation buffer to avoid becoming subject to restrictions on capital distributions, including dividends. When fully phased in on January 1, 2019, the CET1 capital conservation buffer will be 2.5%. For more information on the CET1 capital conservation buffer, see Part I Item 1. Supervision and Regulation – Capital Requirements.

In addition, Federal Reserve policy provides that bank holding companies, such as the Company, should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends ; (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition and (iii) the organization will continue to meet minimum capital adequacy ratios.  The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

Capital Requirements

We are required under federal law to maintain certain minimum capital levels at each of the Company and the Bank. The federal banking agencies have issued substantially similar risk-based and leverage capital requirements to banking organizations they supervise. Under these requirements, the Company and the Bank are required to maintain certain capital standards based on ratios of capital to total assets and capital to risk-weighted assets. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules. The required capital ratios are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

Under the applicable capital rules, the Company and the Bank are subject to the following risk-based capital ratios: a common equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital.  CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. For institutions, such as us, that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values are also included in Tier 2 capital. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” commercial real estate, past due assets, structured securities and equity holdings. On September 26, 2017, the federal banking agencies issued a proposed rule that, for certain bank holding companies and banks, including us and the Bank, would simplify several capital deductions, including the deduction for mortgage servicing assets, and replace the framework for applying heightened risk weights to high-volatility commercial real estate with a simpler framework that would focus on how loan proceeds are used, instead of underwriting criteria, to identify applicable exposures and would reduce the risk weight applied to applicable exposures from 150% to 130%.

The capital rules require a minimum CET1 risk-based capital ratio of 4.5%, a minimum overall Tier 1 risk-based capital ratio of 6.0%, and a total risk-based capital ratio of 8.0%. In addition, the capital rules require a capital conservation buffer of up to 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital) which must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in over a four-year period that began on January 1, 2016 and was 1.25% as of January 1, 2017 and is 1.875% as of January 1, 2018.  When fully implemented in 2019, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5% or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total assets, less goodwill and other disallowed intangible assets. The required minimum leverage ratio for all banks and bank holding companies is 4%.

To be well-capitalized, the Bank must maintain the following capital ratios:

•	CET1 risk-based capital ratio of 6.5% or greater;
•	Tier 1 risk-based capital ratio of 8.0% or greater;
•	Total risk-based capital ratio of 10.0% or greater; and
•	Tier 1 leverage ratio of 5.0% or greater.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2017 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

The table below summarizes the capital requirements that the Company and the Bank must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the capital conservation buffer) during the remaining transition period for the capital conservation buffer:

	Minimum Applicable Regulatory Capital Ratio Plus Capital Conservation Buffer
	January 1, 2017	January 1, 2018	January 1, 2019
CET1 risk-based capital ratio	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	7.25	7.875	8.5
Total risk-based capital ratio	9.25	9.875	10.5

As of December 31, 2017, the Company’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer.   Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer, on a fully phased-in basis.  Please refer to the table below for a summary of the Company’s and the Bank’s regulatory capital ratios as of December 31, 2017 and 2016, calculated using the regulatory capital methodology applicable to us during 2017.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation Buffer (1)	Well- Capitalized Minimums (2)	Actual	Capital Above Minimums (3)
As of December 31, 2017
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	9.82%	$384,734
	Bank	4.00%	N/A	5.00%	9.39%	$290,478
CET1 risk-based capital ratio	Consolidated	4.50%	5.75%	N/A	11.46%	$309,843
	Bank	4.50%	5.75%	6.50%	11.54%	$271,368
Tier 1 risk-based capital ratio	Consolidated	6.00%	7.25%	6.00%	11.96%	$255,816
	Bank	6.00%	7.25%	8.00%	11.54%	$190,638
Total risk-based capital ratio	Consolidated	8.00%	9.25%	10.00%	12.57%	$139,369
	Bank	8.00%	9.25%	10.00%	12.15%	$115,816

As of December 31, 2016
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	9.11%	$254,034
	Bank	4.00%	N/A	5.00%	8.53%	$175,553
CET1 risk-based capital ratio	Consolidated	4.50%	5.125%	N/A	11.27%	$235,334
	Bank	4.50%	5.125%	6.50%	11.08%	$175,375
Tier 1 risk-based capital ratio	Consolidated	6.00%	6.625%	6.00%	11.83%	$199,286
	Bank	6.00%	6.625%	8.00%	11.08%	$117,973
Total risk-based capital ratio	Consolidated	8.00%	8.625%	10.00%	12.54%	$97,114
	Bank	8.00%	8.625%	10.00%	11.79%	$68,470

(1)	Reflects the capital conservation buffer of 1.25% applicable during 2017. The Company and the Bank already meet the capital conservation buffer at the fully phased-in level of 2.5%.
(2)	Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y.
(3)	Amount greater than the highest of the minimum regulatory capital ratio, the minimum regulatory capital ratio plus the capital conservation buffer and the well-capitalized minimum, as applicable.

Safety and Soundness Guidelines

The federal banking agencies have adopted guidelines prescribing safety and soundness standards relating to internal controls, risk management, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. These guidelines in general require appropriate systems and practices to identify and manage specified risks and exposures. The guidelines prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer or employee, director or principal shareholder. In addition, the agencies have adopted regulations that authorize but do not require an agency to order an institution that has been given notice by the agency that it is not in compliance with any of the safety and soundness standards to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types, including those that may limit growth or capital distributions.

Lending Standards and Guidance

The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2017, our total reported loans for construction, land development, and other land were 37% of the Bank’s total risk based capital and our total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land were 283% of the Bank’s total risk based capital.

Consumer Protection Laws

The Bank is subject to a number of federal laws designed to protect its customers. These consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. Administration of many of these consumer protection rules are the responsibility of the CFPB, which has exclusive supervisory authority over insured depository institutions with more than $10 billion in total assets and any affiliates thereof. The CFPB also has authority to define and prevent unfair, deceptive and abusive practices in the consumer financial area, and expanded data collecting powers for purposes of determining bank compliance with the fair lending laws. Because our insured depository institution, the Bank, has had less than $10 billion in total assets, we have been supervised in these areas by the OCC. The CFPB will become our exclusive supervisor in these areas following the fourth consecutive quarter where the Bank’s total assets exceed $10 billion or as of the second quarter of 2019.

The CFPB has promulgated many mortgage-related final rules, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act  requirements and appraisal and escrow standards for higher priced mortgages. In addition, several proposed revisions to mortgage-related rules are pending finalization. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company. For example, under the CFPB’s Ability to Repay and Qualified Mortgage rule, before making a mortgage loan, a lender must establish that a borrower has the ability to repay the mortgage. “Qualified mortgages”, as defined in the rule, are presumed to comply with this requirement and, as a result, present less litigation risk to lenders. For a loan to qualify as a qualified mortgage, the loan must satisfy certain limits on terms and conditions, pricing and a maximum debt-to-income ratio. Loans eligible for purchase, guarantee or insurance by a government agency or government-sponsored enterprise are exempt from some of these requirements. Satisfying the qualified mortgage standards, ensuring correct calculations are made for individual loans, recordkeeping and monitoring, as well as understanding the effect of the qualified mortgage standards on CRA obligations, impose significant new compliance obligations on, and involve compliance costs for, mortgage lenders, including the Company.

Community Reinvestment Act

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods. Furthermore, the relevant federal bank regulatory agency is required to consider a bank’s CRA assessment when considering the bank’s application to, among other things, merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution or open or relocate a branch office. In the case of a bank holding company, the Federal Reserve Board is required to assess the CRA record of each subsidiary bank of any bank holding company that applies to acquire a bank or bank holding company in connection with the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank received a "satisfactory” rating at its most recent CRA evaluation.

Anti-Money Laundering Rules

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering (“AML”) program and file suspicious activity and currency transaction reports when appropriate. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. The Bank also is required to develop and implement a comprehensive AML compliance program.  Banks must also have in place appropriate “know your customer” policies and procedures.

Violations of these requirements can result in substantial civil and criminal sanctions, and the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing bank mergers and bank holding company acquisitions. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service.

OFAC Regulation

The Office of Foreign Assets Control or OFAC is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and in various legislation. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If we or our Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or our Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.

Data Privacy

Federal and state law contains extensive consumer privacy protection provisions. The Gramm-Leach-Bliley Act of 1999 requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Like other lenders, the Bank uses credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us and our subsidiaries.

Future Legislation and Regulation

Banking statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. We cannot predict the substance or impact of pending or future legislation or regulation or the application of those laws or regulations, although enactment of any significant proposal could affect how we operate and could significantly increase our costs, impede the efficiency of internal business processes or limit our ability to pursue business opportunities in an efficient manner, any of which could materially and adversely affect our business, financial condition and results of operations.

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

Technological advances have made it possible for our non-bank competitors to offer products and services that traditionally were banking products and for financial institutions and other companies to provide electronic and internet-based financial solutions, including online deposit accounts, electronic payment processing and marketplace lending, without having a physical presence where their customers are located. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.  Legislation has continued to heighten the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2017, we had a total of approximately 1,200 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

We also will provide without charge a copy of our Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to CenterState Bank Corporation, Attention: Corporate Secretary, 1101 1st Street South, Winter Haven, FL 33880.

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

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. Our ability to continue to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas, our ability to continue to  implement and improve our operational, credit, financial, management and other risks controls and processes and our reporting systems and procedures to manage a growing number of client relationships, and our ability to integrate our acquisitions and develop consistent policies throughout our various businesses. While we believe we have the management resources and internal systems in place to successfully manage our future growth, and we are expanding those resources and systems as we continue to grow, there can be no assurance growth opportunities will be available or growth will be successfully managed. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any of which could adversely affect our business.  Particularly in light of prevailing competitive conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may face risks with respect to future expansion.

Our business growth, profitability and market share has been enhanced by us engaging in strategic mergers and acquisitions and de novo branching either within or contiguous to our existing footprint.  We may acquire other financial institutions or parts of those institutions in the future and engage in additional de novo branching. We may also consider and enter into or acquire new lines of business or offer new products or services.  As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management and are in markets in which we operate or close to those markets so we can achieve economies of scale.  We also may receive future inquiries and have discussions with potential acquirers of us or potential companies in which we may engage in a so-called “merger of equals.” Acquisitions and mergers involve a number of risks, including:

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

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions.  If we announce a transaction, we may issue equity securities, including common stock and securities convertible into shares of our common stock  in connection with future acquisitions.  We also may issue debt to finance one or more transactions, including subordinated debt issuances.  Generally, acquisitions of financial institution involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders.   We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek.  There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve increased revenues comparable to or better than our historical experience, and failure to .realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond.  The number of financial institutions headquartered in Florida, the Southeastern United States, and across the country continues to decline through merger and other activity.  We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us.  Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to AML obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

We may not be able to successfully integrate our latest mergers or to realize the anticipated benefits of them.

We completed the acquisitions of HCBF and Sunshine on January 1, 2018. A successful integration of these banks' operations with our operations during the first half of 2018 will depend substantially on our ability to successfully consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

•	the loss of key employees;
•	the disruption of operations and businesses;
•	loan and deposit attrition, customer loss and revenue loss;
•	possible inconsistencies in standards, control procedures and policies;
•	unexpected issues with expected branch closures; and/or
•	unexpected issues with costs, operations, personnel, technology and credit;

all of which could divert resources from regular banking operations.  Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of HCBF and Sunshine.

Further, we acquired HCBF and Sunshine with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.

The continued implementation of our mortgage and SBA lines of business may subject us to additional risk.

We continue to build our mortgage line of business and an SBA business in 2017, and in so doing, invested significant time and resources and hired experienced management to oversee the implementation of these businesses.  However, our price and profitability targets for these businesses may not prove feasible, due to unexpected delays in the continued implementation of these strategies, as well as external factors, such as compliance with regulations, competitive alternatives, changing tax rates and strategies, and shifting market preferences, which could impact the profitability of these lines of business and have a material adverse effect on our businesses, and, in turn, our financial condition and results of operations.

The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

Our total consolidated assets increased to over $10 billion as of January 1, 2018, which will subject us to additional regulations and oversight that were not previously applicable to us and that will impact our earnings.

As of December 31, 2017, the Company and the Bank had total assets of approximately $7.1billion and $7.1billion, respectively, but those amounts increased to approximately $10.4 billion and $10.4 billion, respectively, on January 1, 2018 due to our completion of the acquisitions of HCBF and Sunshine on that date.  Following the fourth consecutive quarter (and any applicable phase-in period) after we or the Bank have crossed the $10 billion threshold, or as of July 1, 2019 with respect to certain limits on the amounts of interchange fees the Bank may charge based on our expectation that the bank will exceed $10 billion in total assets during 2018, we or the Bank, as applicable, will become subject to additional regulations and oversight that could affect our revenues and expenses. See Part I Item 1. “Supervision and Regulation – Changes to our Regulation and Supervision in Crossing $10 Billion in Assets Threshold” for further details of the additional regulatory requirements that will apply to us and the Bank as a result of each crossing the $10 billion threshold, including risk committee and company-run stress testing requirements, a different calculation methodology for deposit insurance assessments, limits on interchange fees that may be charged by the Bank and the CFPB becoming our supervisor with respect to consumer protection laws.

Anticipating that we would cross the $10 billion threshold, we have expended and will continue to expend additional resources to comply with these and other additional applicable regulatory requirements. Increased deposit insurance assessments could result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. Finally, a failure to meet prudential standards and stress testing requirements could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

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

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2017, approximately  83% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”) that was signed into law on December 22, 2017 contains several provisions that that will affect the tax consequences of home ownership and related borrowing. We cannot predict what impact, if any, the Tax Act will have on our mortgage lending business or the value of homes securing mortgages or other loans, but any decrease in mortgage lending, decrease in home values, or early repayment of mortgage loans caused by changes to the tax code as result of the Tax Act could have a material adverse effect on our earnings and capital.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial and commercial real estate loans at December 31, 2017 and 2016 were $3.24 billion and $2.20 billion, respectively, or 70% and 68% of total loans, excluding purchased credit impaired loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

As a result, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor:

1)	total reported loans for construction, land development, and other land equal 100% or more of total risk based capital (as of December 31, 2017, our consolidated ratio was 36%); and
2)

total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land equal 300% or more of total risk-based capital (as of December 31, 2017, our consolidated ratio was 271%).

Regulators may require banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a downturn in our local real estate markets. See Part I Item 1. “Supervision and Regulation – Lending Standards and Guidance” for further details on the Guidance.

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

We perform credit stress testing on our capital position no less than annually, using the economic data and stress testing assumptions provided by the regulators for the DFAST stress tests. Under the stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario. The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy were to deteriorate. Any deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

Our processes for managing risk may not be effective in mitigating risk or losses to us.

The objectives of our risk management processes are to mitigate risk and loss to our organization. We have established procedures that are intended to identify, measure, monitor report and analyze the types of risks to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, cybersecurity risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management processes, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. In June 2016, the FASB issued a new current expected credit loss rule, which will be effective for us in 2020 and which will change our accounting for credit losses by requiring us to record, at the time of origination, credit losses expected throughout the life of loans, held-to-maturity securities, and certain other assets and off-balance sheet credit exposures as opposed to the current practice of recording losses when it is probable that a loss event has occurred.  The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on the Company’s Financial Statements.

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

Our profitability depends substantially upon our net interest income.  That net interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits).  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In addition, the Federal Reserve has stated its intention to end its quantitative easing program and has begun to reduce the size of its balance sheet by selling securities, which might also affect interest rates.

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

Uncertainty about the future of LIBOR may adversely affect our business.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities, including certain of the Company’s floating rate corporate debentures or its hedging instruments, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the interest rates on our corporate debentures, which are currently based on the LIBOR rate, will be determined as set forth in the accompanying offering documents.  The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management and business, is uncertain.

The loss of any member of our management team may adversely affect us.

We have a management team that has substantial experience in banking and financial services in the markets we serve.  We rely on our management team to achieve and sustain our profitability.  Thus, our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. Although we currently have employment agreements in place with our executive management team and our regional presidents, we cannot guarantee that our executives will remain with us. Changes in key personnel and their responsibilities may be disruptive to our business because of their skills, customer relationship and/or the potential difficulty of promptly replacing them with successors.

Our business could suffer if we fail to maintain our culture and attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain competent, experienced people. Our strategic goals in particular require that we be able to attract qualified and experienced commercial lending officers, mortgage loan officers, and SBA lenders in our existing markets as well as those markets in which we may want to expand who share our relationship banking philosophy and have those customer relationships that will allow us to successfully expand.  We also need to attract and retain qualified and experienced technology, risk and back-office personnel to operate our business.  Many of our competitors are pursuing the same relationship banking strategy in our markets, and also are looking to hire and retain qualified technology, risk and back-office personnel, which increases the competition to identify, hire and retain talented employees.

We have focused our strategic attention on our employees and our corporate culture, including on enhancing our training, mentoring and employee work environment as well as diversity and employee advancement.  We paid a one-time bonus to our employees as a result of the reduction in tax rates due to the Tax Act.   Our failure to maintain our culture and attractive working environment, through competitive compensation packages that reward initiative, as well as mentoring, training, and advancement opportunities in order to successfully compete for experienced, qualified employees may have an adverse effect on our ability to meet our financial goals and thus adversely affect our future results of operations.

If we are unable to offer our key management personnel long‑term incentive compensation, including restricted stock units and performance share units, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

We have historically granted equity awards under an equity compensation plan, which includes granting performance share units and restricted stock awards or restricted stock units, to key management personnel as part of a competitive compensation package. Our ability to grant these awards has been vital to attracting, retaining and aligning shareholder interest with a talented management team in a highly competitive marketplace.

We will need to seek shareholder approval to adopt a new equity compensation plan so that we may issue additional equity awards to management. Shareholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. These advisors influence certain shareholder votes regarding approval of a company’s request for approval of new equity compensation plans. The factors used to formulate these guidelines and voting recommendations include the volatility of a company’s share price and are influenced by broader macro‑economic conditions that can change year to year. The variables used by shareholder advisory groups to formulate equity plan recommendations may limit our ability to obtain approval to adopt new equity plans in the future. In addition, the federal banking regulators have issued guidance on executive compensation and have also, along with the SEC, proposed rules that would prohibit certain incentive compensation arrangements. We do not believe that the guidance or proposal will impact our current compensation arrangements.

If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long‑term cash compensation plans or significantly increased short‑term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long‑term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long‑term incentive compensation, including stock options, restricted stock or restricted stock units, or performance share units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

Technological changes, including online and mobile banking, have the potential of disrupting our business model, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, including mobile and online banking services.  Changes in customer behaviors have increased the need to offer these options to our customers.  In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to invest in and use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services in a timely manner in response to changes in customer behaviors, thus adversely impacting our operations. Many competitors have substantially greater resources to invest in technological improvements.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure, such as banking services, core processing, and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle currently or higher volumes of use could adversely affect our ability to deliver products and services to our clients and otherwise to conduct business. Technological or financial difficulties of one or our third party service providers or their sub-contractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  In addition, one or more of our third party service providers may become subject to cyber-attacks or information security breaches that could result could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. While we have processes in place to monitor our third party service providers’ data and information security safeguards, we do not control such service providers’ day to day operations and a successful attack or security breach at one or more of such third party service providers is not within our control.  The occurrence of any such breaches or failures could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, in some instances we may responsible for the failure of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may not be inadequate to cover all losses resulting from system failures, third party breaches, or other disruptions. Failures in our business structure or in the structure of one or more of our third party service providers could interrupt the operations or increase the cost of doing business.

A failure and/or breach of our operational or securities systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in a disclosure or misuse of confidential or propriety information, damage our reputation, increase our costs and cause losses.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. Although we have data security, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

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

We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business.

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of a successful cyberattack against us or other unauthorized release or loss of customer information, our business and, therefore, our operating results may be materially adversely affected.

Risks relating to the Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the OCC and the FDIC and will be subject to the supervision of the CFPB. This regulation is imposed primarily to protect depositors, the FDIC deposit insurance fund, consumers, and the banking system as a whole. We also are regulated by the SEC and the Financial Industry Regulatory Authority or FINRA, which regulation is designed to protect investors.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. Regulation of the financial services industry has increased significantly since the global financial crisis. The laws and regulations applicable to the banking industry could change at any time. The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and the Bank each must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions, are expected to hold additional capital above regulatory minimums. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. In recent years, these market and regulatory expectations have increased substantially and have resulted in higher and more stringent capital requirements for us and the Bank.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. At December 31, 2017, we had approximately $85 million in wholesale brokered deposits, $6 million of in-market CDARs deposits, $81 million of ICS deposits and approximately $50 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

The banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earning prospects, management, liquidity, sensitivity to market risk, consumer compliance, or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number or different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil money penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

The Bank is subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by the Bank with respect to these laws could result in significant liability and have material impact on our business strategy.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and file suspicious activity and currency transaction reports when appropriate. The Bank is also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States.  Please see Item I – Part 1 – Supervision and Regulation - Anti-Money Laundering Rules and Item 1 – Part 1 – Supervision and Regulation - OFAC Regulation for further information regarding the Bank’s obligations under applicable AML laws and regulations and sanctions, respectively.

If the Bank’s policies, procedures, and systems are deemed deficient, or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, the Bank could be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity and ability to obtain regulatory approvals to proceed with certain aspects of its business plan, including acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on the Bank’s business, financial condition, results of operations, and future prospects.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk- based assessment system.  The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC is currently calculated based on its average consolidated total assets less its average equity. However, following the fourth consecutive quarter where the Bank’s total consolidated assets equal or exceed $10 billion, the FDIC will use a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators.  While our risk management processes are designed to reduce risk by maintaining capital levels and mitigating any supervisory concerns, we may be unable to control the amount of premiums that we are required to pay for FDIC insurance in the event of a new economic downturn and an increase in financial institution failures. Any future increases in assessments or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

Risks relating to our Common Stock

We have provisions in our articles of incorporation that could impede a takeover of the Company.

Our articles of incorporation contain provisions providing for the ability to issue preferred stock without shareholder approval. Although these provisions were not adopted for the express purpose of preventing or impeding the takeover of the Company without the approval of our board of directors, such provisions may have that effect. Such provisions may prevent our shareholders from taking part in a transaction in which our shareholders could realize a premium over the current price of our common stock.

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

The trading volume in our common stock and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. Our stock price can fluctuate widely in response to a variety of factors. General market fluctuations, industry factors, and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, tax rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, or any of the other factors discussed above, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Our ability to pay dividends is limited and we may be unable to pay future dividends

During the last 60 fiscal quarters, we paid cash dividends on our common stock outstanding. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to national banks that are regulated by the OCC. For information on these regulatory restrictions on the right of the Bank to pay dividends to us and on the right of the Company to pay dividends to its shareholders, see Part I - Item 1 – “Supervision and Regulation - Dividend Restrictions.” If we do not satisfy these regulatory requirements, or if the Bank does not have sufficient earnings to make payments to us while maintaining adequate capital levels, we will be unable to pay dividends on our common stock.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2017, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $30.5 million. We also assumed additional junior subordinated debentures totaling $8.0 million as a result of our acquisition of HCBF on January 1, 2018.  Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

At December 31, 2017, our shareholders include two funds owning approximately 13% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2017, our shareholders include two funds that collectively own approximately 13% of the outstanding shares of our common stock.  Top ten institutional owners collectively own approximately 38% of our outstanding shares of common stock, as reported by SNL. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, these institutional owners nonetheless could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Risk relating to Economic Conditions and other Outside Forces

The political and economic environment could materially impact our business operations and financial performance.

The political and economic environment in the United States and elsewhere has resulted in some uncertainty.  Under the current administration, changes in policy have reduced some regulatory requirements, but those policy changes may not be permanent.  Congress has proposed several bills that could change some of the current legal requirements relating to, among other things, stress testing and the Bank Secrecy Act.  The enactment of the Tax Act likely will result in lower costs for businesses in general and banks in particular, which in turn could result in various benefits including, among other things, enhanced revenues and operating efficiencies, lower loan rates, increased dividend payments and increased employee compensation.  On the other hand, the Tax Act decreased the value of our deferred tax asset by $18.6 million, as well as the value of our tax advantaged loans and investments we have made.  These reduced values offset in part the benefit of some of the benefits of the tax law.  In addition, the Tax Act contains several provisions that that will affect the tax consequences of home ownership and related borrowing. Because of the political environment, there may be changes in law or regulation in the future that could alter the anticipated benefits (and costs) of recent legal or policy changes, which could result in a reduction in the price of our shares due to perceived changes in our regulatory and compliance costs or decreases in the amount of expected revenues, all of which could materially and adversely affect our business, financial condition and operating results.

A slowdown in economic growth or a resumption of recessionary economic conditions could have an adverse effect on our business in the future.

The economic crisis of 2008 caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and to fail. The economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected the banking industry, as well as financial condition and operating results. Although economic conditions have normalized and growth is currently stronger than in previous years,  future political and market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

The banking business is highly competitive and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions and fintech or e-commerce companies that operate in our primary market areas and elsewhere. Some of these competitors may have a long history of successful operation in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors with greater resources or more advanced technology may possess an advantage by being capable of maintaining numerous and more convenient banking locations, easy to use and available mobile and computer apps or Internet platforms, operating more ATMs and conducting extensive promotional and advertising campaigns.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions and credit unions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification, sophisticated Internet or mobile applications, and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

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

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events and manmade events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate.  Storms during 2017 only minimally impacted our operations but we cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, bankruptcies, foreclosures or loan losses that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage, or manmade events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

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

Our holding company owns no real property.  Our corporate office is located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880.  At the end of 2017, our Company, through the Bank, operated a total of 78 full service banking offices in 28 counties in central, southeast and northeast Florida.  We own 57 and lease 21 of these offices.  We also have two loan production offices of which we own 1 and lease 1.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama, Atlanta, Georgia and Walnut Creek, California.  See Note 7 to the “Notes to Consolidated Financial Statements” included in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank Premises and Equipment,” for additional information regarding our premises and equipment.

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

Item 4.[Removed and Reserved]

PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The shares of our Common Stock are traded on the NASDAQ Global Select Market.  The following sets forth the high and low trading prices for trades of our Common Stock that occurred during 2017 and 2016.

	2017		2016
	High	Low	High	Low
1st Quarter	$26.94	$23.70	$15.72	$12.57
2nd Quarter	$26.70	$23.64	$16.59	$14.49
3rd Quarter	$27.02	$21.77	$18.27	$15.30
4th Quarter	$27.95	$25.23	$25.83	$17.09

As of December 31, 2017, there are 60,161,334 shares of common stock outstanding.  As of this same date we have approximately 1,330 shareholders of record, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter.  The following sets forth per share cash dividends paid during 2017 and 2016.

	2017	2016
1st Quarter	$0.06	$0.04
2nd Quarter	$0.06	$0.04
3rd Quarter	$0.06	$0.04
4th Quarter	$0.06	$0.04

The payment of dividends is a decision of our Board of Directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant.  Our source of funds for payment of dividends is dividends received from our Bank, or excess cash available to us.  Payments by our subsidiary Bank to us are limited by law and regulations of the bank regulatory authorities.  For information on regulatory restrictions on the right of the Bank to pay dividends to us and on the right of the Company to pay dividends to its shareholders, see Part I - Item 1 “Supervision and Regulation - Dividend Restrictions.”  There are various statutory and contractual limitations on the ability of our Bank to pay dividends to us.

Share Repurchases

A summary of our common stock repurchases during the fourth quarter of 2017 is set forth in the table below.

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
October 1, 2017	October 31, 2017	---	---	---	3,000,000
November 1, 2017	November 30, 2017	---	---	---	3,000,000
December 1, 2017	December 31, 2017	13,012	$26.46	---	3,000,000
Total for quarter ending December 31, 2017		13,012	$26.46	---	3,000,000

We did not repurchase any shares of our common stock during the fourth quarter of 2017 pursuant to our stock repurchase plan currently in place. We repurchased 13,012 shares of our common stock from our employees during December 2017 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the Nasdaq Global Select Market.  The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2012 (assuming a $100 investment on December 31, 2012 and reinvestment of all dividends).

	2012	2013	2014	2015	2016	2017
CenterState Banks, Inc.	100	120	141	186	302	311
S&P 500	100	132	151	153	171	208
SNL Southeast Bank Index	100	136	153	150	199	247

Item 6.	Selected Consolidated Financial Data

Use of Non-GAAP Financial Measures and Ratios

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include tax-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible assets, tangible shareholders’ equity, tangible book value per common share, and tangible equity to tangible assets. Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency.  Other financial holding companies may define or calculate these measures and ratios differently.  Management also uses non-GAAP financial measures to help explain the variance in total non-interest expenses excluding nonrecurring expenses, such as loss on termination of FDIC loss share agreements.  Management uses this non-GAAP financial measure in its analysis of the Company’s performance and believes this presentation provides useful supplemental information, and a clearer understanding of the Company’s non-interest expense between periods presented.

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

Tangible assets is defined as total assets reduced by goodwill and other intangible assets. Tangible common equity is defined as total common equity reduced by goodwill and other intangible assets. Tangible common equity to tangible assets is defined as tangible common equity divided by tangible assets. These measures are important to many investors in the market place who are interested in the common equity to assets ratio exclusive of the effect of changes in intangible assets on common equity and total assets.

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

The following tables present a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures:

	Years ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Income Statement Non-GAAP measures and ratios

Interest income (GAAP)
Loans, excluding purchase credit impaired ("PCI") loans	$187,584	$129,619	$101,051	$87,094	$55,549
PCI loans	32,388	34,006	40,645	34,168	32,725
Securities - taxable	22,598	18,920	16,460	13,991	9,889
Securities - tax-exempt	5,324	3,909	2,641	1,435	1,430
Federal funds sold and other	3,432	2,211	1,523	1,539	785
Total Interest income (GAAP)	251,326	188,665	162,320	138,227	100,378

Tax equivalent adjustment
Non PCI loans	3,185	1,487	819	628	628
Securities - tax-exempt	2,531	1,972	1,379	746	744
Total tax equivalent adjustment	5,716	3,459	2,198	1,374	1,372

Interest income - tax equivalent
Loans excluding PCI loans	190,769	131,106	101,870	87,722	56,177
PCI loans	32,388	34,006	40,645	34,168	32,725
Securities - taxable	22,598	18,920	16,460	13,991	9,889
Securities - tax-exempt	7,855	5,881	4,020	2,181	2,174
Federal funds sold and other	3,432	2,211	1,523	1,539	785
Total interest income - tax equivalent	257,042	192,124	164,518	139,601	101,750

Total Interest expense (GAAP)	(15,783)	(9,340)	(7,286)	(7,356)	(5,885)

Net interest income - tax equivalent	$241,259	$182,784	$157,232	$132,245	$95,865

Net interest income (GAAP)	$235,543	$179,325	$155,034	$130,871	$94,493

Yields and costs
Yield on Loans excluding PCI - tax equivalent	4.59%	4.47%	4.49%	4.69%	4.77%
Yield on loans - tax equivalent	5.16%	5.26%	5.66%	5.64%	6.18%
Yield on securities tax-exempt - tax equivalent	4.33%	4.61%	5.01%	5.04%	5.19%
Yield on interest earning assets (GAAP)	4.46%	4.33%	4.66%	4.61%	4.93%
Yield on interest earning assets - tax equivalent	4.56%	4.41%	4.72%	4.66%	5.00%
Cost of interest bearing liabilities (GAAP)	0.44%	0.33%	0.32%	0.36%	0.39%
Net interest spread (GAAP)	4.02%	4.00%	4.34%	4.25%	4.54%
Net interest spread - tax equivalent	4.13%	4.08%	4.40%	4.30%	4.61%
Net interest margin (GAAP)	4.18%	4.12%	4.45%	4.37%	4.64%
Net interest margin - tax equivalent	4.28%	4.20%	4.51%	4.41%	4.71%

Efficiency ratio
Non interest income (GAAP)	$65,175	$64,369	$37,450	$26,226	$33,946
Nonrecurring income	(1,224)	(308)	—	—	—
Adjusted non interest income	63,951	64,061	37,450	26,226	33,946

Net interest income before provision (GAAP)	235,543	179,325	155,034	130,871	94,493
Total tax equivalent adjustment	5,716	3,459	2,198	1,374	1,372
Adjusted net interest income	241,259	182,784	157,232	132,245	95,865

Income Statement Non-GAAP measures and ratios (continued)

	Years ended December 31,
continued from previous page	2017	2016	2015	2014	2013
Non interest expense	186,485	$174,481	$126,082	$136,181	$110,762
Nonrecurring expense	—	(17,560)	—	—	—
Adjusted non interest expense	186,485	156,921	126,082	136,181	110,762

Efficiency ratio	61%	64%	65%	86%	85%

Analysis of changes in interest income and expense	Net change Dec. 31, 2017 versus 2016
	Volume	Rate	Net change
Loans - tax equivalent	$61,231	$(3,186)	$58,045
Securities - tax-exempt - tax equivalent	2,348	(374)	1,974
Total interest income - tax equivalent	64,804	114	64,918
Net interest income - tax equivalent	62,023	(3,548)	58,475

Analysis of changes in interest income and expense	Net change Dec. 31, 2016 versus 2015
	Volume	Rate	Net change
Loans - tax equivalent	$33,247	$(10,650)	$22,597
Securities - tax-exempt - tax equivalent	2,209	(348)	1,861
Total interest income - tax equivalent	39,455	(11,849)	27,606
Net interest income - tax equivalent	37,928	(12,376)	25,552

	Years ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Balance Sheet Non-GAAP measures and ratios

Total assets	$7,123,975	$5,078,559	$4,022,717	$3,776,869	$2,416,011
Goodwill	(257,683)	(106,028)	(76,739)	(76,739)	(44,924)
Intangible assets, net	(24,614)	(16,294)	(13,001)	(15,401)	(6,116)
Tangible assets	$6,841,678	$4,956,237	$3,932,977	$3,684,729	$2,364,971

Common shareholders' equity	904,750	$552,457	$490,514	$452,477	$273,379
Goodwill	(257,683)	(106,028)	(76,739)	(76,739)	(44,924)
Intangible assets, net	(24,614)	(16,294)	(13,001)	(15,401)	(6,116)
Tangible common shareholders' equity	$622,453	$430,135	$400,774	$360,337	$222,339

Book value per common share	$15.04	$11.47	$10.79	$9.98	$9.08
Effect of intangible assets	$(4.69)	$(2.54)	$(1.97)	$(2.03)	$(1.69)
Tangible book value per common share	$10.35	$8.93	$8.82	$7.95	$7.38

Equity to total assets	12.70%	10.88%	12.19%	11.98%	11.32%
Effect of intangible assets	-3.60%	-2.20%	-2.00%	-2.20%	-1.91%
Tangible common equity to tangible assets	9.10%	8.68%	10.19%	9.78%	9.40%

The selected consolidated financial data presented on the following page should be read in conjunction with ”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2017 and 2016, and the three year period ended December 31, 2017, presented elsewhere herein. Operating results for prior periods are not necessarily indicative of results that might be expected for any future period.

0

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2017	2016	2015	2014	2013
SUMMARY OF OPERATIONS:
Total interest income	$251,326	$188,665	$162,320	$138,227	$100,378
Total interest expense	(15,783)	(9,340)	(7,286)	(7,356)	(5,885)
Net interest income	235,543	179,325	155,034	130,871	94,493
Provision for loan losses	(4,958)	(4,962)	(4,493)	(826)	76
Net interest income after provision for loan losses	230,585	174,363	150,541	130,045	94,569
Non-interest income	35,617	30,363	9,883	6,027	12,445
Income from correspondent banking capital markets division	28,341	33,685	27,563	20,153	20,410
Net (loss) gain on sale of securities available for sale	(7)	13	4	46	1,060
Gain on sale of trust department	1,224	—	—	—	—
Gain on extinguishment of debt	—	308	—	—	—
Loss on termination of FDIC loss share agreements	—	(17,560)	—	—	—
Credit related expenses	(2,035)	(1,781)	(2,295)	(5,282)	(12,730)
Non-interest expense	(184,450)	(155,140)	(123,787)	(130,899)	(98,001)
Income before income taxes	109,275	64,251	61,909	20,090	17,753
Income tax expense	(53,480)	(21,910)	(22,571)	(7,126)	(5,510)
Net income	$55,795	$42,341	$39,338	$12,964	$12,243
PER COMMON SHARE DATA:
Basic earnings per share	$0.97	$0.89	$0.87	$0.32	$0.41
Diluted earnings per share	$0.95	$0.88	$0.85	$0.31	$0.41
Common equity per common share outstanding	$15.04	$11.47	$10.79	$9.98	$9.08
Tangible common equity per common share outstanding	$10.35	$8.93	$8.82	$7.95	$7.38
Dividends per common share	$0.24	$0.16	$0.07	$0.04	$0.04
Actual shares outstanding	60,161,334	48,146,981	45,459,195	45,323,553	30,112,475
Weighted average common shares outstanding	57,244,698	47,409,142	45,182,224	40,852,002	30,102,777
Diluted weighted average common shares outstanding	58,340,813	48,191,523	45,788,632	41,235,552	30,220,127
BALANCE SHEET DATA:
Assets	$7,123,975	$5,078,559	$4,022,717	$3,776,869	$2,415,567
Total loans	4,773,221	3,429,747	2,593,776	2,429,525	1,474,179
Allowance for loan losses	32,825	27,041	22,264	19,898	20,454
Total deposits	5,560,523	4,152,544	3,215,178	3,092,040	2,056,231
Short-term borrowings	558,570	290,413	252,722	179,014	50,366
Corporate debentures	26,192	25,958	24,093	23,917	16,996
Common shareholders’ equity	904,750	552,457	490,514	452,477	273,379
Total shareholders’ equity	904,750	552,457	490,514	452,477	273,379
Tangible capital	622,453	430,135	400,774	360,337	222,339
Goodwill	257,683	106,028	76,739	76,739	44,924
Core deposit intangible (CDI)	24,063	15,510	12,164	14,417	4,958
Other intangible assets	551	784	837	984	1,158
Average total assets	6,341,159	4,864,151	3,928,523	3,419,541	2,381,620
Average loans	4,326,325	3,140,343	2,518,572	2,160,155	1,439,069
Average interest earning assets	5,631,772	4,356,455	3,484,739	2,995,845	2,034,542
Average deposits	5,107,495	3,991,078	3,178,569	2,891,459	2,087,004
Average interest bearing deposits	3,271,415	2,568,605	2,038,955	1,942,299	1,425,858
Average interest bearing liabilities	3,612,651	2,834,392	2,278,427	2,046,061	1,502,481
Average total shareholders’ equity	819,626	531,734	471,130	391,574	273,852

Selected Consolidated Financial Data - continued

For the twelve month period ending or as of December 31

	2017	2016	2015	2014	2013
SELECTED FINANCIAL RATIOS:
Return on average assets	0.88%	0.87%	1.00%	0.38%	0.51%
Return on average equity	6.81%	7.96%	8.35%	3.31%	4.47%
Dividend payout	25%	18%	8%	13%	10%
Efficiency ratio (1)	61%	64%	65%	86%	85%
Net interest margin, tax equivalent basis (3)	4.28%	4.20%	4.51%	4.41%	4.71%
Net interest spread, tax equivalent basis (4)	4.13%	4.08%	4.40%	4.30%	4.61%

CAPITAL RATIOS:
Tier 1 leverage ratio	9.82%	9.11%	10.53%	10.11%	10.38%
Risk-based capital
Common equity Tier 1	11.46%	11.27%	14.39%	—	—
Tier 1	11.96%	11.83%	14.99%	14.36%	16.64%
Total	12.57%	12.54%	15.79%	15.14%	17.89%
Tangible common equity ratio	9.10%	8.68%	10.19%	9.78%	9.40%

ASSET QUALITY RATIOS:
Net charge-offs to average loans (4)	—%	—%	0.09%	0.07%	0.42%
Allowance to period end loans (4)	0.71%	0.82%	0.93%	0.90%	1.58%
Allowance for loan losses to non-performing loans (4)	188%	140%	106%	76%	73%
Non-performing assets to total assets (4)	0.30%	0.52%	0.56%	0.92%	1.39%

OTHER DATA:
Banking locations	78	67	57	58	55
Full-time equivalent employees	1,200	952	784	785	693

(1)

Efficiency ratio is non-interest expense (less non-recurring items such as the gain on sale of trust department and gain on early extinguishment of debt) divided by the sum of the tax equivalent net interest income before the provision for loan losses plus non-interest income (less non-recurring items such as the loss on termination of FDIC loss share agreements).

(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.
(4)	Excludes purchased credit impaired loans.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information.  This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.  The sum of the four quarters of earnings per share may not equal the total earnings per share for the full year due to rounding and the issuance of stock related to the Platinum and Gateway acquisitions in 2017 and Community and Hometown acquisitions in 2016. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document.  The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data

(unaudited)

(Dollars in thousands except	2017				2016
for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$68,422	$67,057	$64,744	$51,103	$50,155	$47,703	$41,625	$43,498
Interest expense	(4,803)	(4,471)	(3,727)	(2,782)	(2,621)	(2,384)	(1,818)	(2,023)
Net interest income	63,619	62,586	61,017	48,321	47,534	45,319	39,807	41,475
Provision for loan losses	(968)	(1,096)	(1,899)	(995)	(2,266)	(1,275)	(2,308)	(510)
Net interest income after provision for loan losses	62,651	61,490	59,118	47,326	45,268	44,044	37,499	40,965
Non-interest income	10,349	9,528	8,387	8,053	9,065	8,140	1,986	5,786
Correspondent banking and capital markets division income	6,616	7,213	8,587	6,449	8,091	7,528	8,587	8,775
Gain on sales of securities available for sale	(7)	—	—	—	—	13	—	—
Non-interest expenses	(49,011)	(44,622)	(54,809)	(38,043)	(38,184)	(36,395)	(32,538)	(62,853)
Income (loss) before income tax	30,598	33,609	21,283	23,785	24,240	23,330	15,534	(7,327)
Income tax (expense) benefit	(28,686)	(11,559)	(6,050)	(7,185)	(8,213)	(7,946)	(5,656)	2,523
Net income (loss)	$1,912	$22,050	$15,233	$16,600	$16,027	$15,384	$9,878	$(4,804)

Basic earnings per common share	$0.03	$0.37	$0.26	$0.33	$0.33	$0.32	$0.33	$(0.10)
Diluted earnings per common share	$0.03	$0.36	$0.26	$0.32	$0.33	$0.32	$0.32	$(0.10)

          The 2017 results were impacted by the merger and acquisition related expenses due to the 2017 acquisitions of Platinum and Gateway as reflected in the table above. The acquisitions resulted in an increase in net interest income to the extent of the earning assets and deposits acquired while limiting the additional noninterest expense due to significant cost reductions related to the consolidation of back office operations and elimination of branch redundancies created by the acquisitions.   As result of the Tax Act signed into law on December 22, 2017, the Company evaluated its deferred tax asset to account for the future impact of lower corporate tax rates on its deferred tax asset.  The reduction in the federal corporate tax rate resulted in a one-time charge to the Company’s earnings and reduction to its net deferred tax assets of approximately $18,575 during the fourth quarter of 2017.  The significant improvement of the second and third quarters 2017 results compared to the second and third quarters 2016 are primarily a reflection of the benefits of the acquisitions noted above.   In the first quarter of 2016, losses of $17,560 were incurred due to the termination of FDIC loss share agreements which is not related to any of the prior acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts in this Item 7 are in thousands of dollars, except shares and per share data or when specifically identified.)

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and include statements containing terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or  “continue” or the negative of such terms or other comparable terminology. Actual events or results may differ materially from the results anticipated in these forward looking statements, due to a variety of factors, including, without limitation:  the impact on failing to implement our business strategy, including our growth and acquisition strategy; the ability to successfully integrate our acquisitions; additional capital requirements due to our growth plans; the impact of an increase in our asset size to over $10 billion; the ability to implement our mortgage and SBA lines of business; the risks of changes in interest rates and the level and composition of deposits, loan demand, the credit and other risks in our loan portfolio and the values of loan collateral; the impact of us not being able to manage our risk; the impact on a loss of management or other experienced employees; the impact if we failed to maintain our culture and attract and retain skilled people; the risk of changes in technology and customer preferences; the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely including as a result of cyber-attacks; or material regulatory liability in areas such as BSA or consumer protection; the effects of future economic and political conditions; reputational risks from such failures or liabilities or other events; adverse weather or manmade events; governmental monetary and fiscal policies, as well as legislative and regulatory changes; and the effects of competition from technological change and other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.  All forward looking statements attributable to our Company are expressly qualified in their entirety by these cautionary statements.  We disclaim any intent or obligation to update these forward looking statements, whether as a result of new information, future events or otherwise.  There is no assurance that future results, levels of activity, performance or goals will be achieved.

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2017 and 2016, and the results of operations for the years ended December 31, 2017, 2016 and 2015.  This discussion should be read in conjunction with the consolidated financial statements and related footnotes of our Company presented elsewhere herein.

Executive Summary

Organizational structure

Our consolidated financial statements include the accounts of CenterState Bank Corporation (the “Parent Company,” “Company,” “Corporate,”  “CenterState,”  “Holding Company”, “CSFL”, “we” or “our”), our wholly owned subsidiary bank, CenterState Bank, N.A. (“CSB” or the “Bank”), our non bank subsidiary R4ALL, Inc. (“R4ALL”) and our non bank subsidiary CSFL Insurance Corp (“CSFL IC”).

CenterState, incorporated under the laws of the State of Florida on September 20, 1999, is a financial holding company whose principal subsidiary is the Bank.  Headquartered in Winter Haven, Florida, we provide a full range of consumer and commercial banking services to individuals, businesses and industries through, as of December 31, 2017, a 78 bank office network located within 28 counties throughout Florida, as well as one loan production office in Florida and one loan production office in Macon, Georgia.  CenterState was among the largest Florida-based community banking organizations in terms of publicly available deposit data on a pro forma basis taking into account the closing on January 1, 2018 of its acquisition transactions with HCBF Holding Company, Inc. (“HCBF”) and Sunshine Bancorp, Inc. (“Sunshine”).

We also operate a correspondent banking and capital markets service division through our Bank for approximately 600 small and medium sized community banks throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.

We have grown from our formation in 2000 primarily through a series of acquisitions, starting in June 2000 through 2016. Our most recent acquisitions include:

•	Gulfstream Bancshares, Inc., in January 2014, which added approximately $479 million in deposits;

•	First Southern Bancorp, Inc., in June 2014, which added approximately $853 million in deposits;

•	Community Bank of South Florida, Inc., in March 2016, which added approximately $453 million in deposits; and

•	Hometown of Homestead Banking Company, in March 2016, which added approximately $253 million in deposits.
•	Platinum Bank Holding Company, in April 2017, which added approximately $520 million in deposits.
•	Gateway Financial Holdings of Florida, Inc., in May 2017, which added approximately $708 million in deposits.

On January 1, 2018, we completed the acquisitions of HCBF, which added approximately $1.8 billion in deposits and $1.3 billion in loans, and of Sunshine, which added approximately $719 million in deposits and $692 million in loans.

We also own R4ALL, Inc., which acquires and disposes of troubled assets and CSFL IC, which operates as a captive insurance subsidiary pursuant to section 831(b) of the U.S. Tax Code.

At December 31, 2017, we had total consolidated assets of $7.1 billion, total consolidated loans of $4.8 billion, total consolidated deposits of $5.6 billion, and total consolidated shareholders’ equity of $904 million.

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

A condensed consolidating balance sheet at December 31, 2017 and a condensed consolidating statement of operations for the year ending December 31, 2017 are presented below.

Condensed Consolidating Balance Sheet		CSFL		PARENT
At December 31, 2017	CSB	INS. CORP	R4ALL	COMPANY	Eliminations	Consolidated
Cash and due from banks	$85,312	$2,939	$121	$1,569	$(4,379)	$85,562
Federal funds sold and Federal Reserve deposits	195,057	—	—	—	—	195,057
Cash and cash equivalents	280,369	2,939	121	1,569	(4,379)	280,619
Investment securities	1,299,319	—	—	—	—	1,299,319
Loans held for sale	19,647					19,647
Purchase credit impaired ("PCI") loans	164,158	—	—	—	—	164,158
Loans, excluding PCI loans	4,608,982	—	81	—	—	4,609,063
Allowance for loan losses	(32,819)	—	(6)	—	—	(32,825)
Bank premises and equipment, net	141,527	—	—	359	—	141,886
Goodwill	257,683	—	—	—	—	257,683
Other intangible assets, net	24,614	—	—	—	—	24,614
Other repossessed real estate owned	3,987	—	—	—	—	3,987
Investment in subsidiaries	—	—	—	905,833	(905,833)	—
All other assets	307,003	1,264	2	49,492	(1,937)	355,824
Total assets	$7,074,470	$4,203	$198	$957,253	$(912,149)	$7,123,975

Deposits	$5,564,902	$—	$—	$—	$(4,379)	$5,560,523
Other borrowings	538,570	—	—	46,192	—	584,762
All other liabilities	67,116	2,450	—	6,311	(1,937)	73,940
Total shareholders’ equity	903,882	1,753	198	904,750	(905,833)	904,750
Total liabilities and shareholders' equity	$7,074,470	$4,203	$198	$957,253	$(912,149)	$7,123,975

Condensed Consolidating Statement of Operations		CSFL		PARENT
For the twelve month period ending December 31, 2017	CSB	INS. CORP	R4ALL	COMPANY	Eliminations	Consolidated
Interest income	$251,326	$—	$—	$—	$—	$251,326
Interest expense	(14,420)	—	—	(1,363)	—	(15,783)
Net interest income	236,906	—	—	(1,363)	—	235,543
Provision for loan losses	(4,959)	—	1	—	—	(4,958)
Net interest income after loan loss provision	231,947	—	1	(1,363)	—	230,585
Non interest income	65,193	1,152	—	58,760	(59,930)	65,175
Non interest expense	(182,919)	(775)	(1)	(3,960)	1,170	(186,485)
Net income before income tax provision	114,221	377	—	53,437	(58,760)	109,275
Income tax (provision) benefit	(55,819)	(18)	(1)	2,358	—	(53,480)
Net income	$58,402	$359	$(1)	$55,795	$(58,760)	$55,795

Through our Bank, we conduct commercial and retail banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial real estate loans, residential real estate loans, construction, development and land loans, and commercial loans and consumer loans.  Most of our loans are secured by real estate located in Florida.

Our strategy is to grow organically and by acquisition in our market areas or close to it.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  To that end, during 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  We also closed two acquisitions in 2016, closed two more acquisitions during the second quarter of 2017, and completed an additional two acquisitions on January 1, 2018.

Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds).  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances.  Net interest income is dependent upon the interest rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities.  The interest rate spread is impacted by interest rates, deposit flows, and loan demand.  Additionally, our profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate.  Non-interest income consists primarily of service fees on deposit accounts and related services, and also includes commissions earned on bond sales, brokering single family home loans, Trust services, sale of mutual funds, annuities and other non-traditional and non-insured investments.  In December 2017, we sold the trust department which generated a one-time gain of $1,224.  Non-interest expense consists of compensation, employee benefits, occupancy and equipment expenses, and other operating expenses.

Correspondent banking division

The correspondent banking and capital markets division is integrated with and part of our Bank, although the majority of our bond salesmen, traders and operations personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia.  Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.  Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services.  The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

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

We use a standardized loan grading system which is integral to our risk assessment function related to lending.  Loan officers and portfolio managers assign a loan grade to newly originated loans in accordance with the standard loan grades.  Throughout the lending relationship, the loan officer and portfolio manager is responsible for periodic reviews, and if warranted will downgrade or upgrade a particular loan based on specific events and/or analyses.  We use a loan grading system of 1 through 7. Grade 1 is

“excellent” and grade 7 is “doubtful.”   Loans graded 5 or higher are placed on a watch list each month end and reported to the special asset committee, which includes the Bank’s Chief Credit Officer, Director of Credit Administration, Controller, Special Assets Manager and Special Assets officers.  Our loan review officers, who are independent of the lending function periodically review loan portfolios and lending relationships.  The loan review officer may disagree with the Bank’s grade on a particular loan and subsequently downgrade or upgrade such loan(s) based on his risk analysis.

Our Director of Credit Administration (“DCS”) and Special Assets Manager (“SAM”) and their teams are responsible for identifying and reporting all impaired loans, non-accrual loans, troubled debt restructures or TDRs and other real estate owned or OREO.  They hold monthly meetings with our Controller and Special Assets Credit Administration (“SACA”) who along with the SAM, is ultimately responsible for preparing the Company’s allowance for loan loss calculations each quarter.  The Company’s CFO and others also attend these meetings periodically.  The DCS, SAM and their teams make sure that all non-performing loans subject to FASB Accounting Standards Codification No. 310 (“ASC 310”), as well as OREO properties, have a current appraisal (less than one year old) and that the asset is written down to 90% of the current appraisal, or less under certain circumstances, such as a listing price in the case of OREO.  The purpose of the meetings is to allow the sharing of information with senior management.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.  We have $258 million of goodwill on our consolidated balance sheet at December 31, 2017.  Other acquired intangible assets consist of core deposit intangible and trust intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, generally 10 years.

Goodwill and intangible assets are described further in Note 8 of the “Notes to the Consolidated Financial Statements.”

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. We have a net deferred tax asset of $37.7 million in our consolidated balance sheet at December 31, 2017.  For additional discussion of income taxes, see Notes 1 and 14 of “Notes to Consolidated Financial Statements.”

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016.

Net Income

Our net income for the year ended December 31, 2017 was $55,795 or $0.97 and $0.95 per share basic and diluted, respectively, compared to $42,341 or $0.89 and $0.88 per share basic and diluted for the year ended December 31, 2016.  The increase of $13,454 was primarily due to the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $56,218, or 31% to $235,543 during the year ended December 31, 2017 compared to $179,325 for the same period in 2016.  The increase was the result of a $62,661 increase in interest income and a $6,443 increase in interest expense.

Interest earning assets averaged $5,631,772 during the year ended December 31, 2017 as compared to $4,356,455 for the same period in 2016, an increase of $1,275,317, or 29%.  The yield on average interest earning assets increased 13 basis points (“bps”) to 4.46% (15 bps to 4.56% tax equivalent basis) during the year ended December 31, 2017, compared to 4.33% (4.41% tax equivalent basis) for the same period in 2016.  The combined net effects of the $1,275,317 increase in average interest earning assets and the increase in yields on average interest earning assets resulted in the $62,661 ($64,918 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $3,612,651 during the year ended December 31, 2017 as compared to $2,834,392 for the same period in 2016, an increase of $778,259, or 27%.  The cost of average interest bearing liabilities increased 11 bps to 0.44% during the year ended December 31, 2017, compared to 0.33% for 2016.  The combined net effects of the $778,259 increase in average interest bearing liabilities and the 11 bps increase in cost of average interest bearing liabilities resulted in the $6,443 increase in interest expense between the two years.  See the tables “Average Balances – Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Loans, excluding PCI (1) (2) (7)	$4,152,440	$190,769	4.59%	$2,930,213	$131,106	4.47%
Purchased credit impaired loans (9)	173,885	32,388	18.63%	210,130	34,006	16.18%
Securities - taxable	928,494	22,598	2.43%	859,453	18,920	2.20%
Securities - tax exempt (7)	181,522	7,855	4.33%	127,702	5,881	4.61%
Federal funds sold and other	195,431	3,432	1.76%	228,957	2,211	0.97%
TOTAL INTEREST EARNING ASSETS	$5,631,772	$257,042	4.56%	$4,356,455	$192,124	4.41%

Allowance for loan losses	(29,505)			(23,925)
All other assets	738,892			531,621
TOTAL ASSETS	$6,341,159			$4,864,151

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
Now	$956,331	$1,058	0.11%	$785,651	$721	0.09%
Money market	1,091,550	3,487	0.32%	880,305	2523	0.29%
Savings	472,890	479	0.10%	332,747	236	0.07%
Time deposits	750,644	6,055	0.81%	569,902	3,454	0.61%
Repurchase agreements	43,850	246	0.56%	29,435	103	0.35%
Federal funds purchased	263,669	2,989	1.13%	210,276	1147	0.55%
Other borrowed funds (3)	7,642	119	1.56%	1,411	7	—
Corporate debenture (4)	26,075	1,350	5.18%	24,665	1149	4.66%
TOTAL INTEREST BEARING LIABILITIES	$3,612,651	$15,783	0.44%	$2,834,392	$9,340	0.33%

Demand deposits	1,836,080			1,422,473
Other liabilities	72,802			75,552
Total shareholders' equity	819,626			531,734

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,341,159			$4,864,151

NET INTEREST SPREAD (tax equivalent basis) (5)			4.13%			4.08%
NET INTEREST INCOME (tax equivalent basis)		$241,259			$182,784
NET INTEREST MARGIN (tax equivalent basis) (6)			4.28%			4.20%

(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $1,536 and $683 for the years ended December 31, 2017 and 2016, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $234 and $212 during year ended December 31, 2017 and 2016, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
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

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2017 versus 2016
			Net
	Volume	Rate	Change
INTEREST INCOME
Loans (tax equivalent basis)	$61,231	$(3,186)	$58,045
Securities – taxable	1,589	2,089	3,678
Securities – tax exempt	2,348	(374)	1,974
Federal funds sold and other	(364)	1,585	1,221
TOTAL INTEREST INCOME (tax equivalent basis)	$64,804	$114	$64,918

INTEREST EXPENSE
Deposits
NOW accounts	$173	$164	$337
Money market accounts	652	312	964
Savings	120	123	243
Time deposits	1,273	1,328	2,601
Repurchase agreements	64	79	143
Federal funds purchased	351	1,491	1,842
Other borrowed funds	75	37	112
Corporate debentures	73	128	201
TOTAL INTEREST EXPENSE	$2,781	$3,662	$6,443

NET INTEREST INCOME (tax equivalent basis)	$62,023	$(3,548)	$58,475

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

Provision for Loan Losses

The provision for loan losses decreased $4 to $4,958 during the year ending December 31, 2017 compared to a provision of $4,962 for the comparable period in 2016.  Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.  Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach).  In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information.  As these factors change, the level of loan loss provision changes.  Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors affected the net change.  See “credit quality and allowance for loan losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

         Non-interest income for the year ended December 31, 2017 was $65,175 compared to $64,369 for the comparable period in 2016.  This increase of $806 was the result of the following components listed in the table below.

			$	%
			increase	increase
	2017	2016	(decrease)	(decrease)
Correspondent banking capital markets revenue	$23,520	$28,817	$(5,297)	(18.4%)
Other correspondent banking related revenue	4,821	4,868	(47)	(1.0%)
Wealth management related revenue	3,554	3,237	317	9.8%
Service charges on deposit accounts	14,986	13,564	1,422	10.5%
Debit, prepaid, ATM and merchant card related fees	9,035	8,254	781	9.5%
Bank owned life insurance income	3,293	2,534	759	30.0%
Gain on sale of bank properties held for sale	340	797	(457)	(57.3%)
Gain on sale of residential loans held for sale	1,511	983	528	53.7%
Other service charges and fees	2,898	2,064	834	40.4%
(Loss) gain on sale of securities	(7)	13	(20)	(153.8%)
Subtotal	63,951	65,131	(1,180)	(1.8%)
Gain on sale of trust department	1,224	—	1,224	—
Gain on extinguishment of debt	—	308	(308)	(100.0%)
FDIC indemnification asset- amortization	—	(1,166)	1,166	(100.0%)
FDIC indemnification income	—	96	(96)	(100.0%)
Total non-interest income	$65,175	$64,369	$806	1.3%

As shown in the table above,  the primary reason for the increase in non-interest income year to year is due an increase in services charges on deposit accounts and gain on sale of the trust department completed in December 2017.

Correspondent banking capital markets revenue includes bond sales revenue and brokerage revenue from interest rate swaps and C&I loan sales to correspondent bank clients.  The decrease in revenue is mainly due to lower bond sale revenue in 2017.  This line of business produced $9,216 of gross revenue during the current year and compared to $14,158 in 2016.

The FDIC indemnification asset (“IA”) was producing amortization (versus accretion) due to reductions in the estimated losses in the FDIC covered loan portfolio.  To the extent current projected losses in the covered loan portfolio were less than previously projected losses, the related projected reimbursements from the FDIC contemplated in the IA were less, which produced a negative income accretion in non-interest income.  This event corresponded to the increase in yields in the FDIC covered loan portfolio, although there was not a perfect correlation.  Higher expected cash flows (i.e. less expected future losses) on the loan side of the equation was accreted into interest income over the life of the related loan pool.  The lower expected reimbursement from the FDIC was amortized over the lesser of the remaining life of the related loan pool(s) or the remaining term of the loss share period. On February 3, 2016, the FDIC bought out our remaining FDIC loss share agreements which resulted in no further FDIC indemnification asset amortization and an increase in non-interest income of $1,070 during the current year compared to 2016.

The increase in other non-interest income is in part due to the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2017 increased $12,004, or 6.9%, to $186,485, compared to $174,481for 2016.  The table below breaks down the individual components.

			$	%
			increase	increase
	2017	2016	(decrease)	(decrease)
Employee salaries and wages	$82,348	$68,467	$13,881	20.3%
Employee incentive/bonus compensation	10,456	7,185	3,271	45.5%
Employee stock based compensation	4,580	4,423	157	3.5%
Employer 401K matching contributions	2,249	1,849	400	21.6%
Deferred compensation expense	568	609	(41)	(6.7%)
Health insurance and other employee benefits	7,229	5,722	1,507	26.3%
Payroll taxes	5,458	4,493	965	21.5%
Other employee related expenses	1,930	1,303	627	48.1%
Incremental direct cost of loan origination	(5,406)	(3,170)	(2,236)	70.5%
Total salaries, wages and employee benefits	109,412	90,881	18,531	20.4%

Gain on sale of OREO	(876)	(1,528)	652	(42.7%)
Valuation write down of OREO	682	871	(189)	(21.7%)
Loss on repossessed assets other than real estate	(23)	46	(69)	(150.0%)
Foreclosure and repossession related expenses	2,252	2,392	(140)	(5.9%)
Total credit related fees	2,035	1,781	254	14.3%

Occupancy expense	12,777	9,805	2,972	30.3%
Depreciation of premises and equipment	7,247	6,373	874	13.7%
Supplies, stationary and printing	1,610	1,340	270	20.1%
Marketing expenses	3,929	3,125	804	25.7%
Data processing expense	8,436	6,867	1,569	22.8%
Legal, auditing and other professional fees	3,644	3,657	(13)	(0.4%)
Bank regulatory related expenses	3,051	3,420	(369)	(10.8%)
Postage and delivery	1,938	1,684	254	15.1%
ATM and debit card related expenses	2,746	2,850	(104)	(3.6%)
Amortization of intangibles	4,066	3,074	992	32.3%
Internet and telephone banking	2,231	2,402	(171)	(7.1%)
Operational write-offs and losses	687	490	197	40.2%
Correspondent accounts and Federal Reserve charges	854	756	98	13.0%
Conferences/Seminars/Education/Training	820	592	228	38.5%
Director fees	897	643	254	39.5%
Travel expenses	760	509	251	49.3%
Impairment on bank property held for sale	519	1,150	(631)	(54.9%)
Other expenses	5,780	4,078	1,702	41.7%
Subtotal	173,439	145,477	27,962	19.2%
Loss on termination of FDIC loss share agreements	—	17,560	(17,560)	—
Merger, acquisition and conversion related expenses	13,046	11,444	1,602	14.0%
Total non-interest expense	$186,485	$174,481	$12,004	6.9%

note 1:  These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding merger, acquisition and conversion related expenses and loss on termination of FDIC loss share agreements, total non-interest expense increased $27,962 or 19.2% year to year as shown in the above table.  The increase is primarily due to our acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

Income Tax Provision

        We recognized an income tax expense for the year ended December 31, 2017 of $53,480 (an effective tax rate of 48.9%) compared to $21,910 (an effective tax rate of 34.1%) for the year ended December 31, 2016.  As a result of the Tax Act signed into law on December 22, 2017, we evaluated our deferred tax asset to account for the future impact of lower corporate tax rates on our deferred tax asset.  The lower corporate tax rates resulted in a one-time charge to our deferred tax asset of $18,575 which was booked as additional income tax expense in 2017.  Excluding the one-time charge to our deferred tax asset of $18,575, the effective tax rate was 31.9% for the year ended December 31, 2017.  In addition, we implemented ASU 2016-09, Stock Compensation Improvements to Employee Share-Based Payment Activity, on January 1, 2017 which resulted in excess tax benefits on stock awards of $3,007 during the current year.

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

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Loans, excluding PCI (1) (2) (7)	$2,930,213	$131,106	4.47%	$2,270,525	$101,870	4.49%
Purchased credit impaired loans (9)	210,130	34,006	16.18%	248,047	40,645	16.39%
Securities - taxable	859,453	18,920	2.20%	696,386	16,460	2.36%
Securities - tax exempt (7)	127,702	5,881	4.61%	80,240	4,020	5.01%
Federal funds sold and other	228,957	2,211	0.97%	189,541	1,523	0.80%
TOTAL INTEREST EARNING ASSETS	$4,356,455	$192,124	4.41%	$3,484,739	$164,518	4.72%

Allowance for loan losses	(23,925)			(21,521)
All other assets	531,621			465,305
TOTAL ASSETS	$4,864,151			$3,928,523

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
Now	$785,651	$721	0.09%	$625,274	$520	0.08%
Money market	880,305	2,523	0.29%	726,159	1954	0.27%
Savings	332,747	236	0.07%	241,921	129	0.05%
Time deposits	569,902	3,454	0.61%	445,601	2,903	0.65%
Repurchase agreements	29,435	103	0.35%	30,727	186	0.61%
Federal funds purchased	210,276	1,147	0.55%	184,451	622	0.34%
Other borrowed funds (3)	1,411	7	0.50%	289	4	—
Corporate debenture (4)	24,665	1,149	4.66%	24,005	968	4.03%
TOTAL INTEREST BEARING LIABILITIES	$2,834,392	$9,340	0.33%	$2,278,427	$7,286	0.32%

Demand deposits	1,422,473			1,139,614
Other liabilities	75,552			39,352
Total shareholders' equity	531,734			471,130

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,864,151			$3,928,523

NET INTEREST SPREAD (tax equivalent basis) (5)			4.08%			4.40%
NET INTEREST INCOME (tax equivalent basis)		$182,784			$157,232
NET INTEREST MARGIN (tax equivalent basis) (6)			4.20%			4.51%

(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $683 and $295 for the years ended December 31, 2016 and 2015, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other short term borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $212 and $176 during year ended December 31, 2016 and 2015, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.

(8)	Averages balances are average daily balances.
(9)	PCI loans are loans accounted for under ASC Topic 310-30.

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

			$	%
			increase	increase
	2016	2015	(decrease)	(decrease)
Correspondent banking capital markets revenue	$28,817	$23,225	$5,592	24.1%
Other correspondent banking related revenue	4,868	4,338	530	12.2%
Wealth management related revenue	3,237	3,813	(576)	(15.1%)
Service charges on deposit accounts	13,564	9,745	3,819	39.2%
Debit, prepaid, ATM and merchant card related fees	8,254	6,913	1,341	19.4%
Bank owned life insurance income	2,534	2,346	188	8.0%
Other service charges and fees	3,047	1,943	1,104	56.8%
Gain on sale of securities	13	4	9	225.0%
Subtotal	64,334	52,327	12,007	22.9%
Gain on extinguishment of debt	308	—	308	—
Gain on sale of bank properties held for sale	797	—	797	—
FDIC indemnification asset- amortization	(1,166)	(16,563)	15,397	(93.0%)
FDIC indemnification income	96	1,686	(1,590)	(94.3%)
Total non-interest income	$64,369	$37,450	$26,919	71.9%

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

			$	%
			increase	Increase
	2016	2015	(decrease)	(decrease)
Employee salaries and wages	$68,467	$58,209	$10,258	17.6%
Employee incentive/bonus compensation	7,185	6,522	663	10.2%
Employee stock based compensation	4,423	3,283	1,140	34.7%
Employer 401K matching contributions	1,849	1,617	232	14.3%
Deferred compensation expense	609	618	(9)	(1.5%)
Health insurance and other employee benefits	5,722	4,865	857	17.6%
Payroll taxes	4,493	3,855	638	16.5%
Other employee related expenses	1,303	1,118	185	16.5%
Incremental direct cost of loan origination	(3,170)	(2,689)	(481)	17.9%
Total salaries, wages and employee benefits	90,881	77,398	13,483	17.4%

Gain on sale of OREO	(1,528)	(403)	(1,125)	279.2%
Gain on sale of FDIC covered OREO	—	(850)	850	(100.0%)
Valuation write down of OREO	871	257	614	238.9%
Valuation write down of FDIC covered OREO	—	950	(950)	(100.0%)
Loss on repossessed assets other than real estate	46	7	39	557.1%
Foreclosure and repossession related expenses	2,392	1,425	967	67.9%
Foreclosure and repo expenses, FDIC (note 1)	—	909	(909)	(100.0%)
Total credit related fees	1,781	2,295	(514)	(22.4%)

Occupancy expense	9,805	9,957	(152)	(1.5%)
Depreciation of premises and equipment	6,373	5,716	657	11.5%
Supplies, stationary and printing	1,340	1,436	(96)	(6.7%)
Marketing expenses	3,125	2,317	808	34.9%
Data processing expense	6,867	4,679	2,188	46.8%
Legal, auditing and other professional fees	3,657	2,954	703	23.8%
Bank regulatory related expenses	3,420	3,173	247	7.8%
Postage and delivery	1,684	1,389	295	21.2%
ATM and debit card related expenses	2,850	1,893	957	50.6%
Amortization of intangibles	3,074	2,537	537	21.2%
Internet and telephone banking	2,402	2,167	235	10.8%
Operational write-offs and losses	490	582	(92)	(15.8%)
Correspondent accounts and Federal Reserve charges	756	655	101	15.4%
Conferences/Seminars/Education/Training	592	520	72	13.8%
Director fees	643	693	(50)	(7.2%)
Travel expenses	509	446	63	14.1%
Other expenses	4,078	4,448	(370)	(8.3%)
Subtotal	144,327	125,255	19,072	15.2%
Loss on termination of FDIC loss share agreements	17,560	—	17,560	—
Merger, acquisition and conversion related expenses	11,444	693	10,751	1551.4%
Expenses related to branch closures and efficiency initiatives	1,150	134	1,016	758.2%
Total non-interest expense	$174,481	$126,082	$48,399	38.4%

note 1:  These are foreclosure related expenses related to FDIC covered assets, and are shown net of FDIC reimbursable amounts pursuant to FDIC loss share agreements.

Excluding merger, acquisition and conversion related expenses, expenses related to branch closure and efficiency initiatives and loss on termination of FDIC loss share agreements, total non-interest expense increased $19,072, or 15.2% year to year, as shown in the above table.  The increase is primarily due to our acquisitions of Community and Hometown in March 2016.

Income Tax Provision

        We recognized an income tax expense for the year ended December 31, 2016 of $21,910 (an effective tax rate of 34.1%) compared to 22,571 (an effective tax rate of 36.5%) for the year ended December 31, 2015.  The primary reason for the decrease was due to a higher percentage of tax exempt interest income relative to total revenue.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2017 AND DECEMBER 31, 2016

Overview

Our total assets grew by $2,045,416, or 40.3%, from $5,078,559 at December 31, 2016 to $7,123,975 at December 31, 2017, primarily due to the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

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

Our available for sale portfolio totaled $1,060,143 at December 31, 2017 and $740,702 at December 31, 2016, or 15%, respectively, of total assets.  See note 3 in our “Notes to Consolidated Financial Statements” for a summary of security type, maturity, amortized cost basis, gross unrealized gains and gross unrealized losses.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative.  Approximately 92% of investment securities available for sale are mortgage backed securities.  The cash flows from these securities are used to meet cash needs or will be reinvested to maintain a desired liquidity position.  We classify the majority of our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels.  The available for sale portfolio is carried at fair market value and had a net unrealized loss of approximately $9,383 (which includes gross unrealized gains of $1,815) at December 31, 2017, compared to a net unrealized loss of approximately $13,958 at December 31, 2016.

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

Trading Securities

We also have a trading securities portfolio.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income in our Consolidated Statement of Income and Comprehensive Income.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  This activity was initiated to take advantage of market opportunities, when presented, for short term revenue gains.  See note 2 in our “Notes to Consolidated Financial Statements” for a summary of purchases, sales and revenue recognized for the year ending December 31, 2017 and 2016.

Investment securities held to maturity

During 2014, we initiated a held to maturity securities portfolio.  At December 31, 2017 the portfolio had securities of $232,399 at amortized cost.   We anticipate that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.  At December 31, 2017, these securities had gross unrecognized gains of approximately $1,781 and $2,565 of gross unrecognized losses.  Similar to our available for sale portfolio, because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these securities and its more likely than not we will be required to sell these securities before their anticipated recovery, we do not consider any of our securities, that have an unrealized loss associated with them, to be other than temporarily impaired.  See note 3 in our “Notes to Consolidated Financial Statements” for a summary of security type, maturity, estimated fair value, gross unrecognized gains and gross unrecognized losses.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability.  The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues.  The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets.  Average loans during the year ended December 31, 2017, were $4,326,325, or 77% of average earning assets, as compared to $3,140,343, or 72% of average earning assets, for the year ending December 31, 2016. Total loans at December 31, 2017 and 2016 were $4,773,221 and $3,429,747, respectively, an increase of $1,343,474, or 39%.  This also represents a loan to total asset ratio of 67% and 68% and a loan to deposit ratio of 86% and 83%, at December 31, 2017 and 2016, respectively.

In the aggregate, approximately 83% are collateralized by real estate, 15% are commercial non real estate loans and the remaining 2% are consumer and other non real estate loans.  The loans collateralized by real estate are further delineated as follows.

Residential real estate loans:  These are single family home loans primarily originated within our local market areas by employee loan officers or acquired pursuant to an acquisition of either an FDIC assisted transaction, a whole bank transaction or an acquisition of branches including selected performing loans (i.e. loans purchased from TD Bank, N.A. in 2011).  We do not use loan brokers to originate loans for our own portfolio, nor do we generally acquire loans outside of our geographical markets.   The aggregate size of this category is $1,085,278 representing approximately 23% of our total loans.  Approximately $59,975 of this total amount is included in our PCI loan portfolio.  Of the remaining $1,025,303 that are not PCI loans, approximately $7,107 or 0.7% are non performing (non-accrual) at December 31, 2017.

Commercial real estate loans:  This is the largest category ($2,638,934) of our loan portfolio representing approximately 55% of our total loans.  This category, along with commercial non real estate lending, is our primary business.  There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are substantially all located within Florida.  The borrowers are a mix of professionals, doctors, lawyers, and other small business owners.  Approximately 36% of commercial real estate loans are owner occupied.  Approximately $92,791 of total commercial real estate loans are included in our PCI loan portfolio.  Of the remaining $2,546,143 that are not PCI loans, approximately $6,549 or 0.3% are non performing (non-accrual) at December 31, 2017.

Land, development and construction loans:  We have no construction or development loans with national builders.  We do business with local builders and developers that have typically been long time customers. This category represents approximately 5% ($242,472) of our total loan portfolio.  The majority of this amount is land development, lots, and other land loans.  Approximately $6,656 of these loans are included in our PCI loan portfolio.  Of the remaining $235,816 that are not PCI loans, approximately $138 or 0.1% are non performing (non-accrual) at December 31, 2017.

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

Loan Portfolio Composition
Types of Loans
at December 31:	2017	2016	2015	2014	2013
Loans excluding PCI loans
Real estate loans:
Residential	$1,025,303	$816,304	$647,496	$589,068	$458,331
Commercial	2,546,143	1,755,922	1,254,782	1,132,933	528,710
Land, development and construction	235,816	142,044	105,276	79,002	62,503
Total real estate loans	3,807,262	2,714,270	2,007,554	1,801,003	1,049,544
Commercial	693,501	439,540	307,321	294,493	143,263
Consumer and other loans	107,480	89,538	67,500	56,334	49,547
Total loans – gross	4,608,243	3,243,348	2,382,375	2,151,830	1,242,354
Less: unearned fees/costs	820	475	873	929	404
Total loans excluding PCI loans	4,609,063	3,243,823	2,383,248	2,152,759	1,242,758

PCI loans
Real estate loans:
Residential	59,975	72,179	86,104	102,009	120,030
Commercial	92,791	99,566	105,629	140,977	100,012
Land, development and construction	6,656	9,944	15,548	24,032	6,381
Total real estate loans	159,422	181,689	207,281	267,018	226,423
Commercial	4,444	3,825	2,771	8,953	3,850
Consumer and other loans	292	410	476	795	1,148
Total PCI loans	164,158	185,924	210,528	276,766	231,421

Total loans	$4,773,221	$3,429,747	$2,593,776	$2,429,525	$1,474,179

The repayment of loans is a source of additional liquidity for us.  The following table sets forth the loans maturing within specific intervals at December 31, 2017, excluding unearned net fees and costs.

Loan Maturity Schedule
	December 31, 2017
	0 – 12	1 – 5	Over 5
	Months	Years	Years	Total
All loans other than construction, development, land	$466,471	$1,244,180	$2,739,041	$4,449,692
Real estate – land, development and construction	53,582	86,231	102,659	242,472
Total	$520,053	$1,330,411	$2,841,700	$4,692,164
Fixed interest rate	$226,728	$1,035,506	$786,523	$2,048,757
Variable interest rate	293,325	294,905	2,055,177	2,643,407
Total	$520,053	$1,330,411	$2,841,700	$4,692,164

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

•

Changes in the levels of and trends in past due loans, non-accrual loans and impaired loans, and the volume and severity of adversely classified or graded loans.  Also, we consider changes in the value of underlying collateral for collateral-dependent loans.

•	Levels of and trends in charge-offs and recoveries.
•	Changes in the nature and volume of the portfolio and in the terms of loans.
•

Changes in lending policies, procedures and practices, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.  We also consider changes in the quality of our loan review system.

•	Changes in the experience, ability, and depth of our lending management and other relevant staff.
•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments (national and local economic trends and conditions).

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio (industry conditions).
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated non impaired loans	$2,902,904	$29,385	1.01%	$2,232,474	$22,934	1.03%	$670,430	$6,451	(2) bps
Impaired originated loans	16,446	804	4.89%	18,157	652	3.59%	(1,711)	152	130 bps
Total originated loans	2,919,350	30,189	1.03%	2,250,631	23,586	1.05%	668,719	6,603	(2) bps

Acquired loans (note 1)	1,685,814	2,341	0.14%	991,096	2,940	0.30%	694,718	(599)	(16) bps
Impaired acquired loans (note 2)	3,899	—	—	2,096	43	2.05%	1,803	(43)	(205) bps
	1,689,713	2,341	0.14%	993,192	2,983	0.30%	696,521	(642)	(16) bps

Total Non-PCI loans	4,609,063	32,530		3,243,823	26,569		1,365,240	5,961
PCI loans	164,158	295		185,924	472		(21,766)	(177)
Total loans	$4,773,221	$32,825		$3,429,747	$27,041		$1,343,474	$5,784

note 1:

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates. The total net unamortized fair value adjustment at December 31, 2017 was approximately $19,368 or 1.1% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the Hometown of Homestead Banking Company acquisition (year 2016), the Platinum Bank acquisition (year 2017) and the Gateway Bank acquisition (year 2017).

note 2:	These are loans that were acquired as performing loans that subsequently became impaired.

The general loan loss allowance (non-impaired loans) relating to originated loans increased by $6,451 resulting primarily from the increase in loans outstanding.  Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors also slightly affected the net change.

The general loan loss allowance (non-impaired loans) relating to acquired loans decreased by $599 resulting primarily from a decrease in loans outstanding, excluding the two bank acquisitions (Platinum and Gateway) which occurred during the second quarter of 2017.   At December 31, 2017 the non-impaired loans acquired from these two acquisitions were equal to approximately $898,788. These loans were recorded at estimated fair value at acquisition date. As such, there is no allowance for loan losses associated with these loans as of December 31, 2017.  The unamortized acquisition date fair value adjustment related to these loans at December 31, 2017 was approximately $8,957, or 1.0% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at December 31, 2017 are equal to $20,345 ($16,446 originated impaired loans plus $3,899 acquired impaired loans).  The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.  The Company’s impaired loans have been written down by $1,524 to $20,345 ($19,541 when the $804 specific allowance is considered) from their legal unpaid principal balance outstanding of $21,869.  In the aggregate, total impaired loans have been written down to approximately 89% of their legal unpaid principal balance when the related specific allowance is considered and non-performing impaired loans have been written down to approximately 87% of their legal unpaid principal balance when the related specific allowance is considered.  The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $17,288 at December 31, 2017) have been written down to approximately 87% of their legal unpaid principal balance, when the related specific allowance is also considered.

Approximately $10,701 of the Company’s impaired loans (53%) are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30. PCI loan pools are evaluated for impairment each quarter. If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at December 31, 2017. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

Activity in Allowance for Loan Losses
December 31,	2017	2016	2015	2014	2013
Loans excluding PCI loans
Balance, beginning of year	$26,569	$22,143	$19,384	$19,694	$24,033
Loans charged-off:
Residential real estate	(254)	(290)	(1,283)	(1,382)	(3,701)
Commercial real estate	(74)	(1,190)	(173)	(353)	(1,144)
Construction & land development	—	(232)	(461)	(124)	(310)
Commercial & industrial	(677)	(186)	(1,121)	(699)	(120)
Consumer	(994)	(849)	(853)	(879)	(903)
Total loans charged-off	(1,999)	(2,747)	(3,891)	(3,437)	(6,178)
Recoveries on loans previously charged-off:
Residential real estate	950	1,220	901	1018	432
Commercial real estate	662	625	485	763	417
Construction & land development	596	269	5	106	193
Commercial & industrial	334	325	344	85	51
Consumer	217	189	156	184	181
Total loan recoveries	2,759	2,628	1,891	2,156	1,274

Net recoveries (charge-offs)	760	(119)	(2,000)	(1,281)	(4,904)
Provision for loan losses charged to expense	5,201	4,545	4,759	971	565
Allowance for loan losses for loans that are not PCI loans	$32,530	$26,569	$22,143	$19,384	$19,694

PCI loans
Balance, beginning of year	$472	$121	$514	$760	$2,649
Loans charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	(77)	—	(1,248)
Construction & land development	—	(66)	—	—	—
Commercial & industrial	—	—	—	(101)	—
Consumer	—	—	(50)	—	—
Total loans charged-off	—	(66)	(127)	(101)	(1,248)
Recoveries on loans previously charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	66	—	—	—	—
Construction & land development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total loan recoveries	66	—	—	—	—

Net recoveries (charge-offs)	66	(66)	(127)	(101)	(1,248)
Provision for loan losses charged to expense	(243)	417	(266)	(145)	(641)
Allowance for loan losses on PCI loans	$295	$472	$121	$514	$760
Total allowance at end of period	$32,825	$27,041	$22,264	$19,898	$20,454

	2017	2016	2015	2014	2013
Loans at year end (note 1)	$4,609,063	$3,243,823	$2,383,248	$2,152,759	$1,242,758
Average loans outstanding (note 1)	$4,152,440	$2,930,213	$2,270,525	$1,869,859	$1,177,493
Net charge-offs (note 1)	$(760)	$119	$2,000	$1,281	$4,904
Allowance for loan losses as percentage
of year end loans (note 1)	0.71%	0.82%	0.93%	0.90%	1.58%
Net charge-offs as a percentage of
average loans outstanding (note 1)	(0.02%)	—%	0.09%	0.07%	0.42%

Note 1:  Excludes PCI loans.

Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.  Non-performing assets consist of non-performing loans plus (a) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); (b) other repossessed assets that are not real estate.  We place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income.  Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status or interest is recognized only to extent received in cash.

The largest component of non-performing loans is non-accrual loans, which as of December 31, 2017 totaled $17,288 (144 loans).  This amount is further delineated by loan category as follows:

	aggregate	% of
	loan	non-accrual	number
Non-accrual loans at 12/31/17	amounts	by category	of loans
Residential real estate	$7,107	41%	75
Commercial real estate	6,549	38%	20
Land, development, construction	138	1%	5
Commercial	3,121	18%	18
Consumer and other	373	2%	26
Total	$17,288	100%	144

The other component of non-performing loans are loans past due greater than 90 days and still accruing interest.  Loans which are past due greater than 90 days are placed on non-accrual status, unless they are both well secured and in the process of collection.

At December 31, 2017, total OREO was $3,987 and is included in our non-performing assets (“NPA”).  OREO is carried at the lower of cost or market less the estimated cost to sell.  Further declines in real estate values can affect the market value of these assets.  Any further decline in market value beyond its cost basis is recorded as a current expense in our Consolidated Statement of Income and Comprehensive Income.  OREO is further delineated in the following table.

carrying amount
Description of repossessed real estate (OREO)	at Dec 31, 2017
6 single family homes	$938
9 commercial buildings	450
Land / various acreages	2,599
Total	$3,987

At December 31, 2017 we also had repossessed assets other than real estate with an aggregate estimated fair value of approximately $147.  Interest income not recognized on non-accrual loans was approximately $787, $1,017 and $835 for the years ended December 31, 2017, 2016 and 2015, respectively.  The table below summarizes non performing loans and assets for the periods provided.

Non Performing Loans and Non Performing Assets
	December 31,
	2017	2016	2015	2014	2013
Non-accrual loans (note 1)	$17,288	$19,003	$20,833	$25,595	$27,077
Past due loans 90 days or more and still accruing interest (note 1)	—	—	—	—	0
Total non-performing loans (note 1)	17,288	19,003	20,833	25,595	27,077
Repossessed real estate ("OREO") (note 1)	3,987	7,090	1,567	8,896	6,409
Repossessed assets other than real estate (note 1)	147	114	145	87	150
Total non-performing assets (note 1)	$21,422	$26,207	$22,545	$34,578	$33,636
OREO covered by FDIC loss share agreements (note 2):
80% covered	—	—	4,828	7,264	19,111
75% covered	—	—	—	606	—
70% covered	—	—	—	1,755	—
30% covered	—	—	4,742	9,779	—
0% covered	—	—	59	—	—
Total non-performing assets including FDIC covered OREO	$21,422	$26,207	$32,174	$53,982	$52,747
Non-performing loans as percentage of total loans excluding PCI loans	0.38%	0.59%	0.87%	1.19%	2.18%
Non-performing assets as percentage of total assets
Excluding FDIC covered OREO	0.30%	0.52%	0.56%	0.92%	1.39%
Including FDIC covered OREO (note 2)	0.30%	0.52%	0.80%	1.43%	2.18%
Non-performing assets as percentage of loans and OREO plus other repossessed assets (note 1)
Excluding FDIC covered OREO	0.46%	0.81%	0.95%	1.60%	2.69%
Including FDIC covered OREO (note 2)	0.46%	0.81%	1.34%	2.47%	4.16%
Loans past due 30 thru 89 days and accruing interest as a percentage of total loans (note 1)	0.30%	0.58%	0.62%	0.61%	0.85%
Allowance for loan losses as a percentage of non- performing loans (note 1)	188%	140%	106%	76%	73%

note 1: Excludes PCI loans.

note 2:	On February 3, 2016, we terminated the loss share agreements with the FDIC.

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

Interest income recognized on impaired loans was approximately $469, $467 and $584 for the years ended December 31, 2017, 2016 and 2015, respectively.  The average recorded investment in impaired loans during 2017, 2016 and 2015 were $19,327, $23,644 and $22,770, respectively.

We may restructure or modify the terms of certain loans under certain conditions.  In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale.  When we have modified the terms of a loan, we usually reduce the monthly payment and/or interest rate for generally twelve to 24 months.  At December 31, 2017, we had approximately $12,779 of troubled debt restructures (“TDRs”).  Of this amount $11,355 were performing pursuant to their modified terms, and $670 were not performing and have been placed on non-accrual status and included in our non performing loans (“NPLs”).  TDRs are included in our impaired loans, whether they are performing or not performing.  Only non performing TDRs are included in our NPLs.  The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure ("TDRs")

	December 31,
	2017	2016	2015	2014	2013
Performing TDRs	$12,081	$11,030	$10,254	$11,418	$10,763
Non performing TDRs	698	2,075	4,873	3,648	4,684
Total TDRs	$12,779	$13,105	$15,127	$15,066	$15,447

Impaired loans that are not TDRs	7,566	$7,148	$8,048	$10,184	$8,663
Impaired loans that are TDRs	12,779	13,105	15,127	15,066	15,447
Recorded investment in impaired loans	$20,345	$20,253	$23,175	$25,250	$24,110
Allowance for loan losses related to impaired loans	$804	$695	$1,080	$1,115	$1,811

TDRs as of December 31, 2017 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,737	$364	$8,101
Commercial	3,286	306	3,592
Construction, development, land	332	0	332
Total real estate loans	11,355	670	12,025
Commercial	556	0	556
Consumer and other	170	28	198
Total TDRs	$12,081	$698	$12,779

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan.  We typically do not forgive principal.  We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses.  Approximately 84% of our TDRs at December 31, 2017 were current pursuant to their modified terms, and about $2,075, or approximately 16% of our total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

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

The table below summarizes our accruing loans past due greater than 30 days and less than 90 days for the periods presented, excluding PCI loans.

	December 31,
	2017	2016	2015	2014	2013
past due loans 30-89 days	$13,665	$18,826	$14,723	$13,108	$10,516
as percentage of total loans	0.30%	0.58%	0.62%	0.55%	0.49%

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

	December 31,
	2017		2016		2015		2014		2013
Real estate loans:
Residential	$6,003	22%	$5,640	25%	$6,015	27%	$6,743	27%	$8,785	37%
Commercial	19,304	56%	14,713	54%	10,559	53%	8,269	53%	6,441	42%
Land, development, construction	1,179	5%	883	4%	936	4%	752	4%	3,069	5%
Total real estate loans	26,486	83%	21,236	83%	17,510	84%	15,764	84%	18,295	84%

Commercial loans	4,130	15%	3,785	14%	$3,212	13%	$2,330	14%	510	12%
Consumer and other loans	1,914	2%	1,548	3%	$1,421	3%	$1,290	2%	889	4%
Total	$32,530	100%	$26,569	100%	$22,143	100%	$19,384	100%	$19,694	100%

 Bank Premises and Equipment

Bank premises and equipment was $141,886 at December 31, 2017 compared to $114,815 at December 31, 2016, an increase of $27,071 or 24%.  The primary component of the increase is $33,229 of branch real estate acquired during the second quarter of 2017 with the purchase of Platinum and Gateway.  In addition, we transferred $9,605 of branch real estate that is no longer in use to bank properties held for sale at estimated fair value less estimated cost to sell.  We recognized an impairment charge of $519 related to these properties resulting in a net transfer to bank properties held for sale of $9,086.  A summary of the activity for 2017 is presented in the table below.

Balance at 12/31/16	$114,815
Acquisition of Platinum and Gateway real estate	33,229
Branch real estate transferred to bank properties held for sale	(9,605)
Other additions, net of disposals	10,694
Depreciation	(7,247)
Balance at 12/31/17	$141,886

At December 31, 2017, we operated from 78 full service banking offices in 28 counties in central, southeast and northeast Florida.  We own 57 and lease 21 of these offices.  We also have two loan production offices of which we own 1 and lease 1.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama, Atlanta, Georgia and Walnut Creek, California.

During 2017, we transferred $9,086, after an impairment charge of $519, of branch real estate to bank properties held for sale.  At December 31, 2017, we have 14 pieces of bank property, of which 4 properties were acquired pursuant to the acquisitions of Platinum and Gateway, included in our bank property held for sale with an aggregate carrying balance of $11,354.

Deposits

Total deposits increased $1,407,979, or 34%, to $5,560,523 as of December 31, 2017, compared to $4,152,544 at December 31, 2016.  We assumed deposits of approximately $1,228,632 pursuant to the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.  Our strategy has been to attract and grow relationships in our core deposit accounts, which we define as non-time deposits, and not aggressively seek deposits based on pricing.  Our time deposits represent only 15% of our total deposits at December 31, 2017, compared to 13% at December 31, 2016.  In addition, our total checking accounts represent approximately 55% of our total deposits at December 31, 2017.  Our cost of deposits, including non-interest bearing checking accounts, was approximately 0.24% during the fourth quarter of 2017.  The tables below summarize selected deposit information for the periods indicated.

	December 31,
	2017		2016		2015
Non time deposits	$4,727,840	85%	$3,607,107	87%	$2,792,758	87%
Time deposits	832,683	15%	545,437	13%	422,420	13%
Total deposits	$5,560,523	100%	$4,152,544	100%	$3,215,178	100%

Average deposit balance by type and average interest rates
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non interest bearing demand deposits	$1,836,080	----%	$1,422,473	----%	$1,139,614	----%
NOW accounts	956,331	0.11%	785,651	0.09%	625,274	0.08%
Money market accounts	1,091,550	0.32%	880,305	0.29%	726,159	0.27%
Savings accounts	472,890	0.10%	332,747	0.07%	241,921	0.05%
Time deposits	750,644	0.81%	569,902	0.61%	445,601	0.65%
Total	$5,107,495	0.22%	$3,991,078	0.17%	$3,178,569	0.21%

Maturity of time deposits of $100,000 or more
	December 31,
	2017	2016	2015
Three months or less	$60,473	$54,278	$38,365
Three through six months	71,422	50,875	53,893
Six through twelve months	140,235	77,746	64,623
Over twelve months	176,206	132,346	88,251
Total	$448,336	$315,245	$245,132

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

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2017, 2016 and 2015, was approximately $43,850, $29,435 and $30,727, respectively.  Interest expense for the same periods was approximately $246, $103 and $186, respectively, resulting in an average rate paid of 0.56%, 0.35% and 0.61% for the years ended December 31, 2017, 2016, and 2015, respectively.  The following table summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)
	Maximum		Average		Weighted
	outstanding		interest rate		Average
	at any	Average	during the	Ending	interest rate
	month end	balance	year	Balance	at year end
Year ended December 31,
2017	$52,080	$43,850	0.56%	$52,080	0.88%
2016	$35,500	$29,435	0.35%	$28,427	0.33%
2015	$40,198	$30,727	0.61%	$27,472	0.36%
(1) Consist of securities sold under agreements to repurchase

Other borrowed funds

From time to time we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank advances, Federal Reserve Bank discount window or Federal Funds Purchased.  Included in Federal Funds Purchased are overnight deposits from correspondent banks.  We began accepting correspondent bank deposits (classified as Federal Funds Purchased) in September 2008 pursuant to the initiation of our correspondent banking division.  At December 31, 2017 we had $261,490 in overnight Federal Funds Purchased correspondent bank deposits and $70,000 in other overnight Federal Funds Purchased.  During the year, these deposits had a daily average balance of approximately $263,669.  These accounts are included with Federal Home Loan Bank advances and other borrowings in the table below, which summarizes our other borrowings for the periods presented.  For additional information refer to Notes 11 and 12 in our “Notes to Consolidated Financial Statements.”

Schedule of short-term borrowing (1)
	Maximum		Average		Weighted
	outstanding		interest rate		Average
	at any	Average	during the	Ending	interest rate
	month end	balance	year	Balance	at year end
Year ended December 31,
2017	$506,490	$271,311	1.15%	$506,490	1.62%
2016	$277,982	$210,276	0.55%	$261,986	0.72%
2015	$225,250	$184,740	0.33%	$225,250	0.40%
(1) Consist of Federal Home Loan Bank advances, Federal Funds Purchased and other borrowings
Corporate debentures

We have formed and assumed through various acquisitions five statutory trust entities and the related corporate debentures as listed in the table below.  See Note 13 of our “Notes to Consolidated Financial Statements” for further information describing these securities.  Interest rates are adjusted on a quarterly basis as described below.  LIBOR, in the table below, means three-month LIBOR.

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

Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals.  At December 31, 2017, approximately 57% of total gross loans were adjustable rate.  Approximately 83% of our investment securities ($1,071,582 fair value) are invested in U.S. Government Agency mortgage backed securities.  Although most of these have maturities in excess of five years, these are amortizing instruments that generate cash flows each month.  The duration (average life of expected cash flows) of our securities at December 31, 2017 was approximately 4.1 years.  Deposit liabilities, at that date, consisted of approximately $1,058,985 (19%) in NOW accounts, $1,668,954 (30%) in money market accounts and savings, $832,683 (15%) in time deposits and $1,999,901 (36%) in non-interest bearing demand accounts.

The table below presents the market risk associated with our financial instruments.  In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by repricing periods.

RATE SENSITIVITY ANALYSIS
December 31, 2017
	0-1Yr	1-2Yrs	2-3Yrs	3-4Yrs	4-5Yrs	5Yrs+	Total
Interest earning assets
Fixed rate loans (1)	$226,728	$189,146	$276,352	$240,970	$329,038	$786,523	$2,048,757
Variable rate loans (1)	1,668,217	163,146	259,057	237,641	269,877	125,706	2,723,644
Investment securities (2)	—	294	2,799	925	1,587	1,296,320	1,301,925
Federal funds sold and other (3)	195,057	—	—	—	—	—	195,057
Other earning assets (4)	41,653	—	—	—	—	—	41,653
Total interest earning assets	$2,131,655	$352,586	$538,208	$479,536	$600,502	$2,208,549	$6,311,036
Interest bearing liabilities
NOW accounts	$1,058,985	$—	$—	$—	$—	$—	$1,058,985
Money market accounts	1,167,940	—	—	—	—	—	1,167,940
Savings accounts	501,014	—	—	—	—	—	501,014
Time deposits (5)	547,516	158,356	63,737	39,250	23,824	—	832,683
Repurchase agreements (6)	52,080	—	—	—	—	—	52,080
Federal funds purchased	331,490	—	—	—	—	—	331,490
Corporate debentures	30,500	—	—	—	—	—	30,500
Total interest bearing liabilities	$3,689,525	$158,356	$63,737	$39,250	$23,824	$—	$3,974,692
Interest sensitivity gap	(1,557,870)	194,230	474,471	440,286	576,678	2,208,549
Cumulative gap	(1,557,870)	(1,363,640)	(889,169)	(448,883)	127,795	2,336,344
Cumulative gap RSA/RSL (7)	0.58	0.65	0.77	0.89	1.03	1.59

(1)

Loans are shown at gross values and do not include $820 of net deferred origination fees and costs.  Estimated fair value of fixed loans and variable rate loans combined at December 31, 2017 is approximately $4,731,514.

(2)

Securities are shown at amortized cost.  Includes $1,082,604 (amortized cost basis) of mortgage backed securities of which the majority are fixed rate.  Although most have maturities greater than five years, these are amortizing instruments which generate cash flows on a monthly basis.  Estimated fair value of securities at December 31, 2017 is approximately $1,291,758.

(3)	Includes Federal Funds sold and interest bearing deposits at the Federal Reserve Bank.
(4)	Includes Federal Home Loan Bank stock and Federal Reserve Bank Stock.
(5)	Time deposits are shown at carrying value. Estimated fair value at December 31, 2017 is approximately $845,039.
(6)	Includes securities sold under agreements to repurchase. These are short-term borrowings, generally overnight, from our retail business customers.
(7)	Rate sensitive assets (RSA) divided by rate sensitive liabilities (RSL), cumulative basis.

As stated earlier, the rate sensitivity table above summarizes our interest earning assets and interest bearing liabilities by repricing periods at a point in time.  It does not include assumptions about sensitivity to changes in various interest rates by asset or liability type, correlation between macro environment market rates and specific product types, lag periods, cash flows or other assumptions and projections.  However, in addition to static gap analysis, our Bank also uses simulation models to estimate the sensitivity of its net interest income to changes in interest rates.  Simulation is a better technique than gap analysis because variables are changed for the various rate conditions.  Each category’s interest change is calculated as rates move up and down.  In addition, the repayment speeds and repricing speeds are changed.  Rate Shock is a method for stress testing the net interest margin over the next 24 months under several rate change levels.  These levels span in 100bps increments up and down from the current interest rates.  In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level.  The interest is recalculated for each level along with the new average yield.  Net interest margin is then calculated and a margin risk profile is developed.  The result of these calculations, as of December 31, 2017 looking 24 months into the future, is summarized in the table below.

Change in	% Change in Projected Baseline
Interest Rates	Net interest Income
(in bps)	1-12 Months	13-24 months
+300 bps	+4.03%	+11.82%
+200 bps	+3.02%	+8.23%
+100 bps	+1.84%	+4.47%
-100 bps	-5.38%	-9.10%
-200 bps	-11.43%	-19.91%
-300 bps	-13.08%	-22.29%

These models are built on a multitude of assumptions and predictions.  The benefit we see is measuring our overall interest rate risk profile.  In general, it appears that if market interest rates increase, it suggests a benefit to our net interest income.  If market interest rates decrease, it suggests a negative effect on our net interest income.  We believe that our interest rate risk is manageable as of December 31, 2017.

Simulation and rate shock stress testing our net interest income (“NIM”) is a forward looking analysis.  That is, it estimates, based on various assumptions, what the effect on our NIM might be given various changes in future interest rates.  Another way of analyzing our interest rate risk profile is looking at history.  The charts below measure the correlation between our NIM and market interest rates over a 17 year period starting at the beginning of 2000 and ending on December 31, 2017.  We used the one and ten year U.S. Treasury rates as surrogates for market interest rates.  This simple correlation is not perfect because we ignore changes in duration of our asset/liability portfolio over time and changes in the slope of the yield curve over time, as well as other significant environmental changes that may occur, such as the recent banking crisis.  However, it will demonstrate that over time our asset/liability portfolio generally tended to be asset sensitive.  That is, in general, over this historical period, when market interest rates increased, our NIM increased, and when market interest rates decreased, our NIM decreased.  In the following tables, the U.S. Treasury rates are measured by the vertical bars, and their scale is on the left hand side of the graph.  Each bar represents a quarterly average.  Our NIM is represented by the line graph and its scale is on the right hand side of the graph.  The line graph is connecting a series of dots, which represents our NIM for a given quarter.

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

	December 31, 2017
			Due	Due
			over one	over three
		Due in	year and	years and	Due
		one year	less than	less than	over five
	Total	or less	three years	five years	Years
Contractual commitments:
Deposit maturities	$5,560,523	$5,275,356	$222,093	$63,074	$—
Securities sold under agreements to repurchase	52,080	52,080	—	—	—
Corporate debenture	26,192	—	—	—	26,192
Federal funds purchased	331,490	331,490	—	—	—
Deferred compensation	32,679	15,924	963	1,171	14,621
Operating lease obligations	16,029	4,093	5,013	2,611	4,312
Total	$6,018,993	$5,678,943	$228,069	$66,856	$45,125

Primary Sources and Uses of Funds

Our primary sources and uses of funds during the year ended December 31, 2017 are summarized in the table below.

Sale of investments	$318,264
Net cash from acquisitions	43,795
Net increase in federal funds purchased	69,504
Mortgage backed securities pay-downs	144,791
Proceeds from the sale of OREO	6,811
Proceeds from maturities of securities	1,000
Proceeds from sale of bank property held for sale	7,437
Proceeds from sale of bank premises and equipment, net	556
Proceeds from calls of securities	865
Net cash from operations	65,492
Net increase in deposits	180,744
Proceeds from stock options exercised	6,715
Net increase in repurchase agreements	18,084
Net increase in other borrowings	40,268
Proceeds from stock offering, net of offering costs	63,262
Total sources of funds	$967,588

Purchases of investments	$521,126
Increase in loans, net	286,110
Net increase in cash and cash equivalents	104,965
Purchase of bank owned life insurance	30,000
Purchase equipment	10,289
Cash dividends paid on common stock	13,878
Net decrease in payable to shareholders for acquisitions	89
Stock repurchase	1,131
Total uses of funds	$967,588

Capital Resources

Total shareholders’ equity at December 31, 2017 was $904,750, or 13% of total assets compared to $552,457, or 11%  of total assets at December 31, 2016.  The $352,293 increase was the result of the following items:  net income of $55,795, plus $11,704 stock based compensation (including stock options exercised and restricted stock awards), plus $233,731 stock issued pursuant to the acquisitions of Platinum and Gateway, plus $63,262 stock issued pursuant to a stock offering, plus $2,810 net change in unrealized gains in securities available for sale, less $1,131 in stock repurchases and less $13,878 cash dividends paid on our common stock.

The bank regulatory agencies have established risk-based and leverage capital requirements for banks that are applicable to the Company and the Bank.  Under these requirements, the Company and the Bank are required to maintain certain capital standards based on ratios of capital to total assets and capital to risk-weighted assets. Adherence to these requirements has not had an adverse impact on our Company. For more information regarding regulatory capital requirements applicable to us, refer to Part I – “Supervision and Regulation - Capital Requirements.”

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

Our correspondent and capital markets division arranges interest rate swaps between client financial institutions for a fee.  Our subsidiary bank also enters into interest rate swaps with certain commercial loan clients.  Under these arrangements, the Company enters into a fixed rate loan with a client in addition to a swap agreement.  The swap agreement effectively converts the client’s fixed rate loan into a variable rate loan.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  For additional information on these derivatives refer to Note 26 in our “Notes to Consolidated Financial Statements.”

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

The financial statements of our Company as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 are set forth in this Form 10-K beginning at page 75.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.
(a)

Evaluation of disclosure controls and procedures.  As of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures and there have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

(b)

Management’s report on internal control over financial reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations in 2013, also referred to as the Treadway Commission.  Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents.  The website also includes a copy of the Company’s Audit Committee Charter, Risk Committee Charter, Compensation Committee Charter and Nominating Committee Charter.  The information contained under the sections captioned “Directors” and “Senior Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Board Leadership Structure and the Board’s Role in Risk Oversight,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2018, to be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the sections captioned “Board Leadership Structure and the Board’s Role in Risk Oversight” and “Director Compensation,” under “Proposal One – Election of Directors,” and the sections captioned “Compensation Discussion and Analysis,” and “Compensation Committee Report,” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information contained in the section captioned “Management and Principal Stock Ownership” and under the table captioned “Equity Compensation Plan Information” in the Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the section captioned “Certain Related Transactions” and the section captioned “Director Independence” under “Proposal One – Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal Five - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1.	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015

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

3.7	-	Articles of Amendment to the Articles of Incorporation changing the Company’s legal name to CenterState Bank Corporation (filed herewith)

3.8	-	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.7 to the Company’s Form 10-K dated March 2, 2017)

4.1	-

Specimen Stock Certificate of CenterState Bank Corporation (formerly CenterState Banks, Inc.) (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8, dated January 2, 2018)

10.1	-	CenterState Bank Corporation (formerly CenterState Banks, Inc.) Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.3	-	Form of CenterState Bank Corporation (formerly CenterState Banks, Inc.) Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*

10.4	-	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*

10.5	-

Executive Deferred Compensation Agreement between the Company and Ernest S. Pinner, its Chairman of the Board, Chief Executive Officer and President (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008.)*

10.6	-	Supplemental Executive Retirement Agreements (“SERP”) between the Company and John C. Corbett (Incorporated by reference to Exhibits 10.1 to the Company’s Form 8-K dated July 14, 2010.)*

10.7	-	Employment Agreements between the Company and John C. Corbett (Incorporated by reference to Exhibits 10.4 to the Company’s Form 8-K dated July 14, 2010.)*

10.8	-

Supplemental Executive Retirement Agreement (“SERP”) between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s subsidiary bank, CenterState Bank of Florida, N.A. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K dated March 16, 2011.)*

10.9	-

Employment Agreement between the Company and Stephen D. Young, its Chief Operating Officer and Executive Vice President of the Company’s subsidiary bank, CenterState Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 16, 2011.)*

10.10	-	Employment Agreement between the Company and Ernest S. Pinner, its Chairman of the Board of Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 14, 2011.)*

10.11	-

CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2013 Equity Incentive Plan, as amended September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated November 3, 2015)*

10.12	-	Employment Agreement between the Company and Daniel E. Bockhorst, its Chief Risk Officer (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 22, 2014.)*

10.13	-	Employment Agreement between the Company and Jennifer L. Idell, its Chief Financial Officer (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated May 2,2016.)*

10.14	-	Amendment to Employment Agreement between the Company and Ernest S. Pinner, its Executive Chairman of the Board (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 12, 2016)*

10.15	-	Employment Agreement between CenterState Bank, N.A. and Mark W. Thompson, the Company’s subsidiary bank President (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated January 2, 2018)*

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K dated March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Bank Corporation

23.1	-	Consent of Crowe Horwath LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of CenterState Bank Corporation

Winter Haven, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CenterState Bank Corporation (formerly known as CenterState Banks, Inc.) (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP
Crowe Horwath LLP

We have served as the Company's auditor since 2006.

Franklin, Tennessee

February 28, 2018

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(in thousands of dollars, except per share data)

ASSETS	2017	2016
Cash and due from banks	$68,571	$66,368
Restricted deposits in other financial institutions	16,991	—
Federal funds sold and Federal Reserve Bank deposits	195,057	109,286
Cash and cash equivalents	280,619	175,654
Trading securities, at fair value	6,777	12,383
Investment securities available for sale, at fair value	1,060,143	740,702
Investment securities held to maturity (fair value of $231,615 and $242,693
at December 31, 2017 and December 31, 2016, respectively)	232,399	250,543
Loans held for sale	19,647	2,285

Loans, excluding purchased credit impaired	4,609,063	3,243,823
Purchased credit impaired loans	164,158	185,924
Allowance for loan losses	(32,825)	(27,041)
Net Loans	4,740,396	3,402,706

Bank premises and equipment, net	141,886	114,815
Accrued interest receivable	18,628	12,112
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	34,876	17,669
Goodwill	257,683	106,028
Core deposit intangible, net	24,063	15,510
Other intangible assets, net	551	784
Bank owned life insurance	146,739	98,424
Other repossessed real estate owned	3,987	7,090
Deferred income tax asset, net	37,725	63,208
Bank property held for sale	11,354	8,599
Interest rate swap derivatives, at fair value	42,480	31,817
Prepaid expense and other assets	64,022	18,230
TOTAL ASSETS	$7,123,975	$5,078,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Interest bearing	$3,560,622	$2,725,920
Non-interest bearing	1,999,901	1,426,624
Total deposits	5,560,523	4,152,544

Securities sold under agreement to repurchase	52,080	28,427
Federal funds purchased	331,490	261,986
Other borrowed funds	175,000	-
Corporate debentures	26,192	25,958
Accrued interest payable	1,169	851
Interest rate swap derivatives, at fair value	43,259	32,691
Payables and accrued expenses	29,512	23,645
Total liabilities	6,219,225	4,526,102

Shareholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 60,161,334 and 48,146,981 shares issued and outstanding
at December 31, 2017 and December 31, 2016, respectively	602	482
Additional paid-in capital	737,905	430,459
Retained earnings	173,248	130,090
Accumulated other comprehensive loss	(7,005)	(8,574)
Total shareholders' equity	904,750	552,457

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,123,975	$5,078,559

See accompanying notes to the consolidated financial statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2017, 2016 and 2015

(in thousands of dollars, except per share data)

	2017	2016	2015
Interest income:
Loans	$219,972	$$163,625	$$141,696
Investment securities:
Taxable	22,598	18,920	16,460
Tax-exempt	5,324	3,909	2,641
Federal funds sold and other	3,432	2,211	1,523
	251,326	188,665	162,320
Interest expense:
Deposits	11,079	6,934	5,506
Securities sold under agreement to repurchase	246	103	186
Federal funds purchased	2,989	1,137	622
Federal Home Loan Bank advances and other borrowings	119	17	4
Corporate debentures	1,350	1,149	968
	15,783	9,340	7,286
Net interest income	235,543	179,325	155,034
Provision for loan losses	4,958	4,962	4,493
Net interest income after loan loss provision	230,585	174,363	150,541
Non interest income:
Correspondent banking capital markets revenue	23,520	28,817	23,225
Other correspondent banking related revenue	4,821	4,868	4,338
Service charges on deposit accounts	14,986	13,564	9,745
Debit, prepaid, ATM and merchant card related fees	9,035	8,254	6,913
Wealth management related revenue	3,554	3,237	3,813
FDIC indemnification income	—	96	1,686
FDIC indemnification asset amortization	—	(1,166)	(16,563)
Bank owned life insurance income	3,293	2,534	2,346
Gain on sale of trust department	1,224	—	—
Gain on sale of residential loans held for sale	1,511	833	566
Net (loss) gain on sale of securities available for sale	(7)	13	4
Other non interest income	3,238	3,319	1,377
Total other income	65,175	64,369	37,450

(Continued)

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2017, 2016 and 2015

(in thousands of dollars, except per share data)

	2017	2016	2015
Non interest expense:
Salaries, wages and employee benefits	109,412	90,881	77,398
Occupancy expense	12,777	9,805	9,957
Depreciation of premises and equipment	7,247	6,373	5,716
Supplies, stationary and printing	1,610	1,340	1,436
Marketing expenses	3,929	3,125	2,317
Data processing expense	8,436	6,867	4,679
Legal, audit and other professional fees	3,644	3,657	2,954
Amortization of intangibles	4,066	3,074	2,537
Postage and delivery	1,938	1,684	1,389
ATM and debit card related expenses	2,746	2,850	1,893
Bank regulatory expenses	3,051	3,420	3,173
Gain on sale of repossessed real estate (“OREO”)	(876)	(1,528)	(1,253)
Valuation write down of repossessed real estate (“OREO”)	682	871	1,207
(Gain) loss on repossessed assets other than real estate	(23)	46	7
Foreclosure related expenses	2,252	2,392	2,334
Merger and acquisition related expenses	13,046	11,444	693
Impairment on bank property held for sale	519	1,150	—
Loss on termination of FDIC loss share agreements	—	17,560	—
Other expenses	12,029	9,470	9,645
Total other expenses	186,485	174,481	126,082

Income before provision for income taxes	109,275	64,251	61,909
Provision for income taxes	53,480	21,910	22,571
Net income	$55,795	$42,341	$39,338

Other comprehensive gain (loss) income, net of tax:
Unrealized securities holding gain (loss)	$4,571	$(16,292)	$(4,255)
Tax effect of unrealized securities holding gain or loss	(1,765)	6,288	1,642
Less: reclassified adjustments for (loss) gain included in net income, net of income tax (benefit) expense, of ($3), $5 and $2, respectively	4	(8)	(2)
Net unrealized gain (loss) on available for sale securities, net of income taxes	2,810	(10,012)	(2,615)

Total comprehensive income	$58,605	$32,329	$36,723

Earnings per share:
Basic	$0.97	$0.89	$0.87
Diluted	$0.95	$0.88	$0.85
Common shares used in the calculation of earnings per share:
Basic (1)	57,244,698	47,409,142	45,182,224
Diluted (1)	58,340,813	48,191,523	45,788,632
(1)	Excludes participating securities.

See accompanying notes to the consolidated financial statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2017, 2016 and 2015

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	shareholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2015	45,323,553	$453	$388,698	$59,273	$4,053	$452,477
Comprehensive income:
Net income				39,338		39,338
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $1,642					(2,615)	(2,615)
Total comprehensive income						36,723
Dividends paid - common ($0.07 per share)				(3,181)		(3,181)
Stock grants issued	73,821	1	1,361			1,362
Stock based compensation expense			3,365			3,365
Stock options exercised, including tax benefit	142,476	2	782			784
Stock repurchase	(80,655)	(1)	(1,015)			(1,016)
Balances at December 31, 2015	45,459,195	$455	$393,191	$95,430	$1,438	$490,514
Comprehensive income:
Net income				42,341		42,341
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $6,288					(10,012)	(10,012)
Total comprehensive income						32,329
Dividends paid - common ($0.16 per share)				(7,681)		(7,681)
Stock grants issued	232,489	2	198			200
Stock based compensation expense			4,423			4,423
Stock options exercised, including tax benefit	229,583	3	1,766			1,769
Stock issued pursuant to Community Bank acquisition	2,276,042	23	31,842			31,865
Stock repurchase	(50,328)	(1)	(961)			(962)
Balances at December 31, 2016	48,146,981	$482	$430,459	$130,090	$(8,574)	$552,457
Comprehensive income:
Net income				55,795		55,795
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $1,765					2,810	2,810
Total comprehensive income						58,605
Reclassification of the disproportionate tax effect on
unrealized losses on available for sale securities
resulting from the change in federal tax rate				1,241	(1,241)	—
Dividends paid - common ($0.24 per share)				(13,878)		(13,878)
Stock grants issued	242,854	2	401			403
Stock based compensation expense			4,586			4,586
Stock options exercised	598,039	6	6,709			6,715
Stock repurchase	(45,236)	(1)	(1,130)			(1,131)
Stock issued pursuant to Platinum Bank acquisition	4,279,255	43	110,790			110,833
Stock issued pursuant to Gateway Bank acquisition	4,244,441	43	107,044			107,087
Stock options acquired and converted pursuant to Gateway acquisition			15,811			15,811
Stock issued pursuant to public offering, net of costs of $529	2,695,000	27	63,235			63,262
Balances at December 31, 2017	60,161,334	$602	$737,905	$173,248	$(7,005)	$904,750

See accompanying notes to the consolidated financial statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2017, 2016 and 2015

(in thousands of dollars)

	2017	2016	2015
Cash flows from operating activities:
Net income	$55,795	$42,341	$39,338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,958	4,962	4,493
Depreciation of premises and equipment	7,247	6,373	5,716
Accretion of purchase accounting adjustments	(34,264)	(37,972)	(42,852)
Net amortization of investment securities	9,954	11,509	9,047
Net deferred loan origination fees	345	(398)	(295)
Net loss (gain) on sale of securities available for sale	7	(13)	(4)
Trading securities revenue	(242)	(519)	(403)
Purchases of trading securities	(230,074)	(186,150)	(147,693)
Proceeds from sale of trading securities	235,922	176,393	149,409
Repossessed real estate owned valuation write down	682	871	1,207
Gain on sale of repossessed real estate owned	(876)	(1,528)	(1,253)
Repossessed assets other than real estate valuation write down	11	15	7
(Gain) loss on sale of repossessed assets other than real estate	(34)	31	—
Gain on extinguishment of debt	—	(308)	—
Gain on sale of trust department	(1,224)	—	—
Gain on sale of small business administration loans	(775)	(150)	—
Small business administration loans originated for sale	(12,268)	(2,672)	—
Proceeds from sale of small business administration loans	13,043	2,822	—
Gain on sale of residential loans held for sale	(1,511)	(833)	(566)
Loans originated and held for sale	(93,642)	(39,748)	(29,930)
Proceeds from sale of loans held for sale	77,791	40,557	30,218
(Gain) loss on disposal of and or sale of bank premises and equipment	(225)	1	19
Gain on disposal of bank property held for sale	(340)	(797)	(41)
Impairment on bank property held for sale	519	1,150	772
Deferred income taxes	31,192	3,647	5,012
Excess tax benefit from stock based compensation	(3,007)	—	—
Stock based compensation expense	4,586	4,423	3,283
Bank owned life insurance income	(3,293)	(2,534)	(2,346)
FDIC indemnification asset amortization	—	1,166	16,563
Loss from termination of FDIC loss share agreements	—	17,560	—
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	(48,145)	(3,585)	2,447
Net change in accrued interest payable, accrued expense, and other liabilities	10,625	131	855
Net cash provided by operating activities	22,757	36,745	43,003

(Continued)

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2017, 2016 and 2015

(in thousands of dollars)

	2017	2016	2015
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	(56,673)	(10,054)	—
Purchases of mortgage backed securities	(444,146)	(294,209)	(215,262)
Proceeds from maturities of investment securities	1,000	615	—
Proceeds from called investment securities	865	10,890	5,905
Proceeds from pay-downs of mortgage backed securities	123,917	130,773	94,258
Proceeds from sales of investment securities	104,260	79,657	—
Proceeds from sales of mortgage backed securities	208,432	62,418	16,305
Held to maturity securities:
Purchases of investment securities	(2,693)	(71,316)	(93,263)
Purchases of mortgage backed securities	(1,695)	(3,730)	(30,776)
Proceeds from called investment securities	—	57,760	51,925
Proceeds from pay-downs of mortgage backed securities	20,874	37,449	34,849
Purchases of FRB and FHLB stock	(15,919)	(666)	(30)
Proceeds from sales of FHLB and FRB stock	5,572	29	208
Net increase in loans	(286,110)	(287,901)	(135,984)
Cash received from FDIC loss sharing agreements	—	5,482	4,662
Purchase of bank owned life insurance	(30,000)	(10,000)	—
Purchases of premises and equipment, net	(10,289)	(6,683)	(7,147)
Proceeds from sale of repossessed real estate	6,811	18,008	31,941
Proceeds from sale of premises and equipment, net	556	—	389
Proceeds from sale of bank property held for sale	7,437	4,340	1,518
Net cash from bank acquisitions	86,530	41,885	12,537
Net cash provided by investing activities	(281,271)	(235,253)	(227,965)
Cash flows from financing activities:
Net increase in deposits	180,744	232,467	109,202
Net increase in securities sold under agreement to repurchase	18,084	411	450
Net increase in federal funds purchased	69,504	61,736	48,258
Net increase (decrease) in other borrowings	40,268	(57,418)	25,000
Extinguishment of debt	—	(8,680)	—
Net (decrease) increase in payable to shareholders for acquisitions	(89)	38	(466)
Stock options exercised	6,715	1,769	784
Proceeds from stock offering, net of offering costs	63,262	—	—
Stock repurchased	(1,131)	(962)	(1,016)
Dividends paid	(13,878)	(7,681)	(3,181)
Net cash provided by / (used in) financing activities	363,479	221,680	179,031

Net increase (decrease) in cash and cash equivalents	104,965	23,172	(5,931)
Cash and cash equivalents, beginning of period	175,654	152,482	158,413
Cash and cash equivalents, end of period	$280,619	$175,654	$152,482

Transfer of loans to other real estate owned	$3,108	$7,959	$14,791
Transfers of bank property to held for sale	$4,534	$4,936	$1,239

Cash paid during the period for:
Interest	$17,493	$8,920	$8,255
Income taxes	$17,818	$20,519	$14,602

See accompanying notes to the consolidated financial statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

(1)	Summary of significant accounting policies
(a)	Nature of operations and principles of consolidation

The consolidated financial statements of CenterState Bank Corporation (the “Company”) include the accounts of the Company, and its wholly owned subsidiaries CenterState Bank, N.A., R4ALL, Inc. and CSFL Insurance Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2017, the Company, through its subsidiary bank, operated through 78 full service banking locations in 28 counties throughout Central, Northeast and Southeast Florida, providing traditional deposit and lending products and services to its commercial and retail customers.  The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans.  Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.  The Company also provides correspondent banking and capital markets services to approximately 600 community banks nationwide.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Commercial, commercial real estate, land, acquisition and development, and construction loans over $500 are individually evaluated for impairment.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years.  The portfolio segments identified by the Company are residential loans, commercial real estate loans, construction and land development loans, commercial and industrial and consumer and other. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; volume and severity of adversely classified or graded loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

The Company evaluates the loans acquired from the First Southern acquisition that were not PCI loans as a seventh loan portfolio segment.  The Company considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, historical loss rates, environmental factors, impaired loans and those loans guaranteed by the California State University System in arriving at its estimate.   The general loan loss allowance recorded for these performing loans acquired from First Southern is allocated between the five portfolio segments described above in Note 4.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

The Company recognizes interest and/or penalties related to income tax matters in other expenses.

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R1 (“Tax Act”) which reduced the federal corporate tax rates effective for fiscal year 2018.  As a result of this new tax bill, the Company evaluated its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on its deferred tax assets.  The reduction in the federal corporate tax rate resulted in a one-time charge to the Company’s 2017 earnings and reduction to its net deferred tax assets.  See Note 14 for more details regarding Income Taxes.

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

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the holding company or by the holding company to shareholders.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that superseded nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09,"Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally are now required to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients.” The Company evaluated the provisions of ASU No. 2014-09 and its related updates and determined the new standard did have a significant impact.  The Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of ASU 2014-09.   The Company’s sources of non-interest income that fall within the scope of the new standard, such as service

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

charges on deposits, treasury management fees, wealth advisory fees, fixed income sales, and correspondent bank fees, are structured so that the non-interest income is earned immediately and not over a period of time, which is similar to the treatment under previous revenue recognition standards.  The Company adopted ASU 2014-09 and applied the modified retrospective approach with a cumulative effect of initial applicaton in the first quarter of 2018 but there was no impact to retained earnings as a result of the adoption of the new standard.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed an evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company determined that ASU No. 2016-01 does not have a material impact on the Company's Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." Under this guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Adoption of ASU 2016-02 is not expected to have a material impact on the Company's Consolidated Financial Statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s Consolidated Balance Sheet.

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products.” The amendments of this ASU narrowly address breakage, which is the monetary amount of the card that ultimately is not redeemed by the cardholder for prepaid stored-value products that are redeemable for monetary values of goods or services but may also be redeemable for cash.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this ASU include: (1) companies no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools are eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (previous guidance did not specify how these cash flows were to be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016.   On January 1, 2017, the Company adopted this update which resulted in a reduction of income tax expense of approximately $3,007, or $0.05 per diluted earnings per share, for the twelve month period ending December 31, 2017.  These excess tax benefits are also reported as an operating activity on the Consolidated Statement of Cash Flows. The Company also elected to recognize the impact of forfeitures when they occur.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The new guidance effective January 1, 2018 does not have a material impact on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment,” to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities,” to amend the amortization period for certain purchased callable debt securities held at a premium.  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this update require the premium to be amortized to the earliest call date.  No accounting change is required for securities held at a discount.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this update in July 2017 but it did not have a material impact on the Consolidated Financial Statements.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, “Compensation—Stock Compensation,” to a change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the  classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company evaluated the impact of adopting the new guidance on the Consolidated Financial Statements, but it does not have a material impact.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The amendments in this update more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Thus, the amendments will enable an entity to report more faithfully the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring changes in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. Overall, those amendments are an improvement because an entity’s financial statements will reflect more accurately and comprehensively the intent and outcome of its hedging strategies. The tabular disclosure related to effects on the income statement of fair value and cash flow hedges and the disclosure of cumulative basis adjustments for fair value hedges provide users with a more complete picture of the effect of hedge accounting on an entity’s income statement and balance sheet. When considered together, the amendments to presentation and disclosures are an improvement because they will provide users with more decision-useful information about the effect of an entity’s risk management activities on the financial statements. Additionally, the amendments in this Update should ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation and, allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. For public business entities, the amendments in this update become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  On December 22, 2017, the

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

U.S. federal government enacted the Tax Act.  Stakeholders in the banking and insurance industries expressed concern about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations).  Those stakeholders asserted that because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) do not reflect the appropriate tax rate. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Act; the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued.  The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company early adopted this update which resulted in a reclassification of $1,241 from accumulated other comprehensive income to retained earnings for stranded tax effects for the year ended December 31, 2017 as disclosed on the Company’s Consolidated Statements of Changes in Shareholders’ Equity.

(2)	Trading Securities

Realized and unrealized gains and losses are included in trading securities revenue, a component of non interest income.  Securities purchased for this portfolio have primarily been municipal securities.

A list of the activity in this portfolio for 2017 and 2016 is summarized below.

	2017	2016
Beginning balance	$12,383	$2,107
Purchases	230,074	186,150
Proceeds from sales	(235,922)	(176,393)
Net realized gain on sales	195	323
Mark-to- market adjustment	47	196
Ending balance	$6,777	$12,383

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

(3)	Investment Securities

Available for Sale

All of the mortgage backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs.

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,000	$200	$—	$5,200
Obligations of U.S. government sponsored entities and agencies	10,000	—	426	9,574
Mortgage backed securities	982,565	752	10,706	972,611
Municipal securities	71,961	863	66	72,758
Total available-for-sale	$1,069,526	$1,815	$11,198	$1,060,143

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,000	$1	$—	$1,001
Obligations of U.S. government sponsored entities and agencies	$10,027	$—	$726	$9,301
Mortgage backed securities	721,657	1,795	15,495	707,957
Municipal securities	21,976	505	38	22,443
Total available-for-sale	$754,660	$2,301	$16,259	$740,702

Sales of available for sale securities were as follows:

	2017	2016	2015
Proceeds	$312,692	$142,075	$16,305
Gross gains	$740	$13	$303
Gross losses	$747	$—	$299

The tax provisions related to these net realized gains were $(3), $5 and $2, respectively.

Available for sale securities pledged at December 31, 2017 and 2016 had a carrying amount (estimated fair value) of $255,788 and $220,560, respectively.  These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2017 and 2016, there were no holdings of available for sale securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The fair value and amortized cost of available for sale securities at year end 2017 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due in one year or less	$—	$—
Due after one year through five years	5,699	5,604
Due after five years through ten years	17,604	17,318
Due after ten years through thirty years	64,229	64,039
Mortgage backed securities	972,611	982,565
Total available-for-sale	$1,060,143	$1,069,526

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016.

	December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$9,574	$426	$9,574	$426
Mortgage backed securities	477,925	3,298	316,066	7,408	793,991	10,706
Municipal securities	11,698	66	—	—	11,698	66

Total temporarily impaired available-for-sale securities	$489,623	$3,364	$325,640	$7,834	$815,263	$11,198

	December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities
Obligations of U.S. government sponsored entities and agencies	$9,301	$726	$—	$—	$9,301	$726
Mortgage backed securities	591,064	13,941	31,121	1,554	622,185	15,495
Municipal securities	2,081	38	—	—	2,081	38
Total temporarily impaired available-for-sale securities	$602,446	$14,705	$31,121	$1,554	$633,567	$16,259

Mortgage-backed securities:  At December 31, 2017, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

Held to Maturity

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of December 31, 2017 and 2016.

	December 31, 2017
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$100,039	$—	$1,068	$98,971
Municipal securities	132,360	1,781	1,497	132,644
Total held to maturity	$232,399	$1,781	$2,565	$231,615

	December 31, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$120,367	$—	$1,986	$118,381
Municipal securities	130,176	434	6,298	124,312
Total held to maturity	$250,543	$434	$8,284	$242,693

Held to maturity securities pledged at December 31, 2017 and 2016 had a carrying amount of $97,389 and $27,757.  These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2017 and 2016, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The fair value and amortized cost of held to maturity securities at year end 2017 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized

Investment securities held to maturity	Fair Value	Cost
Due after five years through ten years	$2,079	$2,059
Due after ten years through thirty years	130,565	130,301
Mortgage backed securities	98,971	100,039
Total held-to-maturity	$231,615	$232,399

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

The following tables show the Company’s held to maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at December 31, 2017 and 2016.

	December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$57,266	$451	$41,705	$617	$98,971	$1,068
Municipal securities	13,350	186	37,963	1,311	51,313	1,497
Total temporarily impaired available-for-sale securities	$70,616	$637	$79,668	$1,928	$150,284	$2,565

	December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	118,381	1,986	—	—	118,381	1,986
Municipal securities	95,552	6,298	—	—	95,552	6,298
Total temporarily impaired available-for-sale securities	$213,933	$8,284	$—	$—	$213,933	$8,284

Mortgage-backed securities:  At December 31, 2017, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

(4)	Loans

Major categories of loans included in the loan portfolio as of December 31, 2017 and 2016 are:

	December 31, 2017	December 30, 2016
Loans excluding PCI loans
Real estate loans
Residential	$1,025,303	$816,304
Commercial	2,546,143	1,755,922
Land, development and construction	235,816	142,044
Total real estate	3,807,262	2,714,270
Commercial	693,501	439,540
Consumer and other loans	107,480	89,538
Loans before unearned fees and deferred cost	4,608,243	3,243,348
Net unearned fees and costs	820	475
Total loans excluding PCI loans	4,609,063	3,243,823
PCI loans (note 1)
Real estate loans
Residential	59,975	72,179
Commercial	92,791	99,566
Land, development and construction	6,656	9,944
Total real estate	159,422	181,689
Commercial	4,444	3,825
Consumer and other loans	292	410
Total PCI loans	164,158	185,924
Total loans	4,773,221	3,429,747
Allowance for loan losses for loans that are not PCI loans	(32,530)	(26,569)
Allowance for loan losses for PCI loans	(295)	(472)
Total loans, net of allowance for loan losses	$4,740,396	$3,402,706

note 1:  Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

Changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015, are below.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:

Twelve months ended December 31, 2017
Beginning of the period	$5,640	$14,713	$883	$3,785	$1,548	$26,569
Charge-offs	(254)	(74)	-	(677)	(994)	(1,999)
Recoveries	950	662	596	334	217	2,759
Provision for loan losses	(333)	4,003	(300)	688	1,143	5,201
Balance at end of period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530

Twelve months ended December 31, 2016
Beginning of the period	$6,015	$10,559	$936	$3,212	$1,421	$22,143
Charge-offs	(290)	(1,190)	(232)	(186)	(849)	(2,747)
Recoveries	1,220	625	269	325	189	2,628
Provision for loan losses	(1,305)	4,719	(90)	434	787	4,545
Balance at end of period	$5,640	$14,713	$883	$3,785	$1,548	$26,569

Twelve months ended December 31, 2015
Beginning of the period	$6,743	$8,269	$752	$2,330	$1,290	$19,384
Charge-offs	(1,283)	(173)	(461)	(1,121)	(853)	(3,891)
Recoveries	901	485	5	344	156	1,891
Provision for loan losses	(346)	1,978	640	1,659	828	4,759
Balance at end of period	$6,015	$10,559	$936	$3,212	$1,421	$22,143

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:

Twelve months ended December 31, 2017
Beginning of the period	$54	$92	$312	$-	$14	$472
Charge-offs	—	—	—	—	—	—
Recoveries	—	66	—	—	—	66
Provision for loan losses	(54)	(99)	(90)	—	—	(243)
Balance at end of period	$—	$59	$222	$—	$14	$295

Twelve months ended December 31, 2016
Beginning of the period	$—	$103	$1	$3	$14	$121
Charge-offs	—	—	(66)	—	—	(66)
Recoveries	—	—	—	—	—	—
Provision for loan losses	54	(11)	377	(3)	—	417
Balance at end of period	$54	$92	$312	$—	$14	$472

Twelve months ended December 31, 2015
Beginning of the period	$—	$372	$6	$136	$—	$514
Charge-offs	—	(77)	—	—	(50)	(127)
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(192)	(5)	(133)	64	(266)
Balance at end of period	$—	$103	$1	$3	$14	$121

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016.  Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of December 31, 2017	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$586	$—	$4	$206	$8	$804
Collectively evaluated for impairment	5,417	19,304	1,175	3,924	1,906	31,726
Purchased credit impaired	—	59	222	—	14	295
Total ending allowance balance	$6,003	$19,363	$1,401	$4,130	$1,928	$32,825

Loans:
Individually evaluated for impairment	$8,101	$8,218	$331	$3,497	$198	$20,345
Collectively evaluated for impairment	1,017,202	2,537,925	235,485	690,004	107,282	4,587,898
Purchased credit impaired	59,975	92,791	6,656	4,444	292	164,158
Total ending loan balances	$1,085,278	$2,638,934	$242,472	$697,945	$107,772	$4,772,401

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

	Real Estate Loans
As of December 31, 2016	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$653	$—	$10	$7	$25	$695
Collectively evaluated for impairment	4,987	14,713	873	3,778	1,523	25,874
Purchased credit impaired	54	92	312	—	14	472
Total ending allowance balance	$5,694	$14,805	$1,195	$3,785	$1,562	$27,041

Loans:
Individually evaluated for impairment	$8,237	$9,017	$1,059	$1,710	$230	$20,253
Collectively evaluated for impairment	808,067	1,746,905	140,985	437,830	89,308	3,223,095
Purchased credit impaired	72,179	99,566	9,944	3,825	410	185,924
Total ending loan balance	$888,483	$1,855,488	$151,988	$443,365	$89,948	$3,429,272

The following is a summary of information regarding impaired loans at December 31, 2017 and 2016:

	December 31,
	2017	2016
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$12,081	$11,030
Nonperforming TDRs (these are included in NPLs)	698	2,075
Total TDRs (these are included in impaired loans)	12,779	13,105
Impaired loans that are not TDRs	7,566	7,148
Total impaired loans	$20,345	$20,253

Troubled Debt Restructurings:

In certain circumstances it may be beneficial to modify or restructure the terms of a loan (i.e. troubled debt restructure or “TDR”) and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When the Company modifies the terms of a loan, it usually either reduces the monthly payment and/or interest rate for generally twelve to twenty-four months.  The Company has not forgiven any material principal amounts on any loan modifications to date.  The Company has $12,779 of TDRs.  Of this amount $12,081 are performing pursuant to their modified terms, and $698 are not performing and have been placed on non-accrual status and included in our nonperforming loans (“NPLs”).

TDRs as of December 31, 2017 and 2016 quantified by loan type classified separately as accrual (performing loans) and non-accrual (nonperforming loans) are presented in the table below.

As of December 31, 2017	Accruing	Non Accrual	Total
Real estate loans:
Residential	$$7,737	$$364	$$8,101
Commercial	3,286	306	3,592
Land, development, construction	332	—	332
Total real estate loans	11,355	670	12,025
Commercial	556	—	556
Consumer and other	170	28	198
Total TDRs	$$12,081	$$698	$$12,779

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

As of December 31, 2016	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,358	$879	$8,237
Commercial	2,442	1,082	3,524
Land, development, construction	281	84	365
Total real estate loans	10,081	2,045	12,126
Commercial	749	—	749
Consumer and other	200	30	230
Total TDRs	$11,030	$2,075	$13,105

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  The Company’s policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.  The Company recorded a provision for loan loss expense of $265, $454 and $350 and partial charge offs of $72, $209 and $272 on TDR loans during the periods ending December 31, 2017, 2016 and 2015, respectively.

Loans are modified to minimize loan losses when management believes the modification will improve the borrower’s financial condition and ability to repay the loan.  The Company typically does not forgive principal.  The Company generally either reduces interest rates or decreases monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  The Company may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and management tries to accommodate the borrower and minimize the Company’s potential losses.  Approximately 94% of the Company’s TDRs are current pursuant to their modified terms, and $698, or approximately 6% of the Company’s total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the twelve month periods ending December 31, 2017, 2016 and 2015 were $2,258, $4,079 and $4,442.  The Company recorded a loan loss provision of $14, $229 and $221 for loans modified during the twelve month periods ending December 31, 2017, 2016 and 2015.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2017, 2016 and 2015.

	Year Ending		Year Ending		Year Ending
	December 31, 2017		December 31, 2016		December 31, 2015
	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment	of loans	investment
Residential	—	$—	2	$167	3	$588
Commercial real estate	1	177	2	936	3	1,341
Land, development, construction	—	—	—		—	—
Commercial and Industrial	—	—	—		1	66
Consumer and other	—	—	—		—	—
Total	1	$177	4	$1,103	7	1,995

The Company recorded $8, $76 and $152 in provision for loan loss expense and $8, $77 and $153 in partial charge offs on TDR loans that subsequently defaulted as described above during the years ending December 31, 2017, 2016 and 2015, respectively.

The Company has allocated $601 and $695 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and 2016.   The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2017 and 2016 excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.  The recorded investment is less than the unpaid principal balance primarily due to partial charge-offs.

As of December 31, 2017	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,945	$4,818	$—
Commercial real estate	8,973	8,218	—
Land, development, construction	260	210	—
Commercial and industrial	3,374	2,968	—
Consumer, other	142	127	—

With an allowance recorded:
Residential real estate	3,426	3,283	586
Commercial real estate	—	—	—
Land, development, construction	140	121	4
Commercial and industrial	531	529	206
Consumer, other	78	71	8
Total	$21,869	$20,345	$804

As of December 31, 2016	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$3,950	$3,847	$—
Commercial real estate	10,288	9,017	—
Land, development, construction	1,064	874	—
Commercial and industrial	1,493	1,448	—
Consumer, other	87	83	—

With an allowance recorded:
Residential real estate	4,592	4,390	653
Commercial real estate	-	-	-
Land, development, construction	212	185	10
Commercial and industrial	263	262	7
Consumer, other	165	147	25
Total	$22,114	$20,253	$695

December 31, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,731	$267	$—
Commercial	8,956	145	—
Land, development, construction	432	18	—
Total real estate loans	17,119	430	—

Commercial and industrial	1,968	29	—
Consumer and other loans	240	10	—
Total	$19,327	$469	$—

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and 2016 excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

As of December 31, 2017	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,107	$—
Commercial real estate	6,549	—
Land, development, construction	138	—
Commercial	3,121	—
Consumer, other	373	—
Total	$17,288	$—

As of December 31, 2016	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,068	$—
Commercial real estate	9,116	—
Land, development, construction	1,060	—
Commercial	1,421	—
Consumer, other	338	—
Total	$19,003	$—

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

The following tables present the aging of the recorded investment in past due loans as of December 31, 2017 and 2016, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30:

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2017
Residential real estate	$1,025,303	$3,568	$1,821	$—	$5,389	$1,012,807	$7,107
Commercial real estate	2,546,143	1,158	2,272	—	3,430	2,536,164	6,549
Land/dev/construction	235,816	2,807	189	—	2,996	232,682	138
Commercial	693,501	568	763	—	1,331	689,049	3,121
Consumer	107,480	471	48	—	519	106,588	373
	$4,608,243	$8,572	$5,093	$—	$13,665	$4,577,290	$17,288

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2016
Residential real estate	$816,304	$3,739	$4,561	$—	$8,300	$800,936	$7,068
Commercial real estate	1,755,922	3,580	1,179	—	4,759	1,742,047	9,116
Land/dev/construction	142,044	2,111	71	—	2,182	138,802	1,060
Commercial	439,540	2,584	322	—	2,906	435,213	1,421
Consumer	89,538	501	178	—	679	88,521	338
	$3,243,348	$12,515	$6,311	$—	$18,826	$3,205,519	$19,003

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2017 and 2016, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, is presented below.  The increase in loans categorized as special mention between the periods presented is due to the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

	As of December 31, 2017
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$987,472	$20,435	$17,396	$—
Commercial real estate	2,411,085	115,942	19,116	—
Land/dev/construction	217,555	17,699	562	—
Commercial	674,764	14,186	4,551	—
Consumer	106,735	139	606	—
Total	$4,397,611	$168,401	$42,231	$—

	As of December 31, 2016
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$784,491	$13,820	$17,993	$—
Commercial real estate	1,636,473	94,897	24,552	—
Land/dev/construction	129,781	10,278	1,985	—
Commercial	426,894	9,570	3,076	—
Consumer	88,714	270	554	—
Total	$3,066,353	$128,835	$48,160	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, based on payment activity as of December 31, 2017 and 2016:

As of December 31, 2017	Residential	Consumer
Performing	1,018,196	107,107
Nonperforming	7,107	373
Total	1,025,303	107,480

As of December 31, 2016	Residential	Consumer
Performing	$809,236	$89,200
Nonperforming	7,068	338
Total	$816,304	$89,538

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

Purchased Credit Impaired (“PCI”) Loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2017, 2016 and 2015.  Contractually required principal and interest payments have been adjusted for estimated prepayments.

	December 31,
	2017	2016	2015
Contractually required principal and interest	$248,283	$297,821	$332,570
Non-accretable difference	(13,183)	(18,372)	(19,452)
Cash flows expected to be collected	235,100	279,449	313,118
Accretable yield	(70,942)	(93,525)	(102,590)
Carrying value of acquired loans	164,158	185,924	210,528
Allowance for loan losses	(295)	(472)	(121)
Carrying value less allowance for loan losses	$163,863	$185,452	$210,407

The Company recorded $(243), $417 and $(266) in loan loss provision expense on PCI loans during the years ending December 31, 2017, 2016 and 2015, respectively.   The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current year.  These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified approximately $4,707, $6,220 and $28,394 from non-accretable difference to accretable yield during the twelve month periods ending December 31, 2017, 2016 and 2015, respectively, to reflect the adjusted estimates of future expected cash flows.

The Company recognized approximately $32,388 of accretion income during the twelve month period ending December 31, 2017.  The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the periods ending December 31, 2017, 2016 and 2015.

		effect of	income	all other
	December 31, 2016	acquisitions	accretion	adjustments	December 31, 2017
Contractually required principal and interest	$297,821	$31,334	$—	$(80,872)	$248,283
Non-accretable difference	(18,372)	(7,104)	—	12,293	(13,183)
Cash flows expected to be collected	279,449	24,230	—	(68,579)	235,100
Accretable yield	(93,525)	(4,185)	32,388	(5,620)	(70,942)
Carry value of acquired loans	$185,924	$20,045	$32,388	$(74,199)	$164,158

		effect of	income	all other
	December 31, 2015	acquisitions	accretion	adjustments	December 31, 2016
Contractually required principal and interest	$332,570	$73,005	$—	$(107,754)	$297,821
Non-accretable difference	(19,452)	(9,295)	—	10,375	(18,372)
Cash flows expected to be collected	313,118	63,710	—	(97,379)	279,449
Accretable yield	(102,590)	(18,585)	34,006	(6,356)	(93,525)
Carry value of acquired loans	$210,528	$45,125	$34,006	$(103,735)	$185,924

		effect of	income	all other
	December 31, 2014	acquisitions	accretion	adjustments	December 31, 2015
Contractually required principal and interest	$460,836	$-	$—	$(128,266)	$332,570
Non-accretable difference	(68,757)	-	—	49,305	(19,452)
Cash flows expected to be collected	392,079	-	—	(78,961)	313,118
Accretable yield	(115,313)	-	40,645	(27,922)	(102,590)
Carry value of acquired loans	$276,766	$-	$40,645	$(106,883)	$210,528

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

(5)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure.  Activity in the valuation allowance was as follows:

	2017	2016	2015
Beginning of year	$869	$1,297	$3,103
Valuation write down of repossessed real estate	682	871	1,207
Sales and/or dispositions	(690)	(1,299)	(3,013)
End of year	$861	$869	$1,297

Expenses related to foreclosed real estate include:

	2017	2016	2015
(Gain) loss on sale of repossessed real estate	$(876)	(1,528)	(1,253)
Valuation write down of repossessed real estate	682	871	1,207
Operating expenses, net of rental income	2,252	2,392	2,334
Total	$2,058	$1,735	$2,288

(6)	Fair value

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

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2017, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2017
Assets:
Trading securities	$6,777	—	$6,777	—
Available for sale securities
Corporate debt securities	5,200	—	5,200	—
Obligations of U.S. government sponsored entities and agencies	9,574	—	9,574	—
Mortgage backed securities	972,611	—	972,611	—
Municipal securities	72,758	—	72,758	—
Interest rate swap derivatives	42,480	—	42,480	—

Liabilities:
Interest rate swap derivatives	43,259	—	43,259	—

at December 31, 2016
Assets:
Trading securities	$12,383	—	$12,383	—
Available for sale securities
U.S. Treasury securities	1,001	—	1,001
Obligations of U.S. government sponsored entities and agencies	9,301	—	9,301	—
Mortgage backed securities	707,957	—	707,957	—
Municipal securities	22,443	—	22,443	—
Interest rate swap derivatives	31,817	—	31,817	—

Liabilities:
Interest rate swap derivatives	32,691	—	32,691	—

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2017
Assets:
Impaired loans
Residential real estate	$2,423	—	—	$2,423
Commercial real estate	6,293	—	—	6,293
Land, land development and construction	292	—	—	292
Commercial	2,131	—	—	2,131
Consumer	57	—	—	57
Other real estate owned
Residential real estate	635	—	—	635
Commercial real estate	261	—	—	261
Land, land development and construction	1,481	—	—	1,481
Bank property held for sale	1,516	—	—	1,516

at December 31, 2016
Assets:
Impaired loans

Residential real estate	$2,937	—	—	$2,937
Commercial real estate	8,355	—	—	8,355
Land, land development and construction	1,004	—	—	1,004
Commercial	1,207	—	—	1,207
Consumer	62	—	—	62
Other real estate owned
Residential real estate	137	—	—	137
Commercial real estate	873	—	—	873
Land, land development and construction	1,385	—	—	1,385
Bank property held for sale	868	—	—	868

Impaired loans measured at fair value had a recorded investment of $11,673 with a valuation allowance of $477 at December 31, 2017, and a recorded investment of $13,951, with a valuation allowance of $386, at December 31, 2016.  The Company recorded a provision for loan loss expense of $842 and $1,221 on these loans during the years ending 2017 and 2016, respectively.

Other real estate owned had a decline in fair value of $682 and $871 during the twelve month periods ending December 31, 2017 and 2016, respectively.  Changes in fair value were recorded directly as an adjustment to current earnings through non interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals. The Company recorded an impairment charge, net of gains on sales, of $519 and $353 during the twelve month periods ending December 31, 2017 and 2016 related to bank properties held for sale.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

		Fair value measurements
at December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$280,619	$280,619	$—	$—	$280,619
Trading securities	6,777	—	6,777	—	6,777
Investment securities available for sale	1,060,143	—	1,060,143	—	1,060,143
Investment securities held to maturity	232,399	—	231,615	—	231,615
FHLB and FRB stock	34,876	—	—	—	n/a
Loans held for sale	19,647	—	19,647	—	19,647
Loans, less allowance for loan losses of $32,825	4,740,396	—	—	4,731,514	4,731,514
Interest rate swap derivatives	42,480	—	42,480	—	42,480
Accrued interest receivable	18,628	—	5,370	13,258	18,628

Financial liabilities:
Deposits- without stated maturities	$4,727,840	$4,727,840	$—	$—	$4,727,840
Deposits- with stated maturities	832,683	—	845,039	—	845,039
Securities sold under agreement to repurchase	52,080	—	52,080	—	52,080
Federal funds purchased	331,490	—	331,490	—	331,490
Corporate debentures	26,192	—	—	22,363	22,363
Interest rate swap derivatives	43,259	—	43,259	—	43,259
Accrued interest payable	1,169	—	1,169	—	1,169

		Fair value measurements
at December 31, 2016	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$175,654	$175,654	$—	$—	$175,654
Trading securities	12,383	—	12,383	—	12,383
Investment securities available for sale	740,702	—	740,702	—	740,702
Investment securities held to maturity	250,543	—	242,693	—	242,693
FHLB and FRB stock	17,669	—	—	—	n/a
Loans held for sale	2,285	—	2,285	—	2,285
Loans, less allowance for loan losses of $27,041	3,402,706	—	—	3,395,975	3,395,975
Interest rate swap derivatives	31,817	—	31,817	—	31,817
Accrued interest receivable	12,112	—	3,979	8,133	12,112

Financial liabilities:
Deposits- without stated maturities	$3,607,107	$3,607,107	$—	$—	$3,607,107
Deposits- with stated maturities	545,437	—	547,570	—	547,570
Securities sold under agreement to repurchase	28,427	—	28,427	—	28,427
Federal funds purchased	261,986	—	261,986	—	261,986
Corporate debentures	25,958	—	—	22,363	22,363
Interest rate swap derivatives	32,691	—	32,691	—	32,691
Accrued interest payable	851	—	851	—	851

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

(7)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Land	$51,724	$40,952
Land improvements	1,251	1,146
Buildings	85,625	71,069
Leasehold improvements	6,575	5,310
Furniture, fixtures and equipment	38,662	34,912
Construction in progress	4,783	2,878
	188,620	156,267
Less: Accumulated depreciation	46,734	41,452
	$141,886	$114,815

The Company leases land and certain facilities under noncancellable operating leases.  The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2018	$4,093
2019	3,223
2020	1,790
2021	1,670
2022	941
Thereafter	4,312
$16,029

Rent expense, net of rental income, for the years ended December 31, 2017, 2016 and 2015, was $2,996, $1,955 and $2,117, respectively, and is included in occupancy expense in the accompanying Consolidated Statements of Income.  Rental income for the years ended December 31, 2017, 2016 and 2015, was $930, $892, and $650, respectively, and is included in occupancy expense.

(8)	Goodwill and Intangible Assets

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment.  The change in balance for goodwill during the years 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Beginning of year	$106,028	$76,739	$76,739
Acquired goodwill	151,655	29,289	—
Impairment	—	—	—
End of year	$257,683	$106,028	$76,739

The Company performed a step 1 annual impairment analysis of the goodwill recorded at the commercial and retail banking (“Bank”) reporting unit as of November 30, 2017.  Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  The carrying amount of the reporting unit did not exceed its fair value resulting in no impairment.

Acquired intangible assets consists of core deposit intangibles (“CDI”) and Trust intangible (“Trust”) which are intangible assets arising from either whole bank or branch acquisitions.  They are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits in the case of CDI and an accelerated method in the case of the Trust intangible.  In December 2017, the Company sold its trust department resulting in

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

the disposal of its related trust intangible asset. The change in balance for CDI and the Trust during the years 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Beginning of year	$16,209	$13,001	$15,401
Acquired CDI	12,424	6,282	137
Amortization expense	(3,997)	(3,074)	(2,537)
Disposal of trust intangible asset	(573)	—	—
End of year	$24,063	$16,209	$13,001

Acquired intangible assets were as follows for years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$42,019	$17,956	$29,595	$14,085
Trust intangible	—	—	1,580	881
Total acquired intangibles	$42,019	$17,956	$31,175	$14,966

Estimated amortization expense for each of the next five years:

2018	$3,971
2019	3,559
2020	3,229
2021	2,924
2022	2,659

(9)	Deposits

A detail of deposits at December 31, 2017 and 2016 is as follows:

	December 31,
		Weighted		Weighted
		Average		Average
		Interest		Interest
	2017	Rate	2016	Rate
Non-interest bearing deposits	$1,999,901	—%	$1,426,624	—%
Interest bearing deposits:
Interest bearing demand deposits	1,058,985	0.1%	917,004	0.1%
Savings deposits	501,014	0.1%	362,947	0.1%
Money market accounts	1,167,940	0.4%	900,532	0.3%
Time deposits less than $100,000	384,347	1.0%	230,192	0.7%
Time deposits of $100,000 or greater	448,336	1.2%	315,245	0.9%
	$5,560,523	0.3%	$4,152,544	0.2%

The following table presents the amount of certificate accounts at December 31, 2017, maturing during the periods reflected below:

Year	Amount
2018	$547,516
2019	158,356
2020	63,737
2021	39,250
2022	23,824
Thereafter	-
Total	832,683

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2017 and 2016 were $197,247 and $139,807.  Total brokered deposits were $222,368 and $112,164 at year end 2017 and 2016, respectively.

(10)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary bank enters into borrowing arrangements with its retail business customers by agreements to repurchase (“repurchase agreements”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2017 and 2016, the Company had $52,080 and $28,427 in repurchase agreements.  Repurchase agreements are secured by obligations of U.S. government agencies and municipal securities with fair values of $59,682 and $35,522 at December 31, 2017 and 2016, respectively.  Any risk related to these arrangements, primarily market value changes, is minimized due to the overnight (one-day) maturity and the additional collateral pledged over the borrowed amounts.

The following tables provide additional details as of December 31, 2017 and 2016.

	MBS	Municipal
As of December 31, 2017	Securities	Securities	Total
Market value of securities pledged	59,239	$443	59,682
Borrowings related to pledged amounts	52,030	50	52,080
Market value pledged as a % of borrowings	114%	886%	115%

	MBS	Municipal
As of December 31, 2016	Securities	Securities	Total
Market value of securities pledged	$34,159	$1,363	$35,522
Borrowings related to pledged amounts	27,558	869	28,427
Market value pledged as a % of borrowings	124%	157%	125%

Information concerning repurchase agreements is summarized as follows:

	2017	2016	2015
Average daily balance during the year	43,850	$29,435	$30,727
Average interest rate during the year	0.56%	0.35%	0.61%
Maximum month-end balance during the year	52,080	$35,500	$40,198
Weighted average interest rate at year end	0.88%	0.33%	0.36%

(11)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits from correspondent banks.  Information concerning these deposits is summarized as follows:

	2017	2016	2015
Average daily balance during the year	$263,669	$210,276	$184,451
Average interest rate during the period	1.13%	0.55%	0.34%
Maximum month-end balance during the year	$302,799	$288,582	$223,151
Weighted average interest rate at year end	1.39%	0.72%	0.33%

(12)	Federal Home Loan Bank advances and other borrowed funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or one-day borrowings, other than correspondent bank deposits listed in note 11 above.  The Company had $70,000 in overnight borrowings, with a weighted average interest rate of 1.63%, with the Federal Reserve Bank and financial institutions.  These borrowings are included in federal funds purchased on the Company’s Consolidated Balance Sheet.  In addition, the Company had $20,000 in a revolving line of credit, with an interest rate of 4.84%, during the period ending December 31, 2017.  The Company had $155,000 in an

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

overnight variable advance, with an interest rate of 1.59%, from the Federal Home Loan Bank during the period ending December 31, 2017 and no advances during the period ending December 31, 2016.

Federal Home Loan Bank advances are collateralized by residential and commercial loans under a blanket lien arrangement and investment securities.  Based on this collateral, and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $235,830 at year end 2017.

(13)	Corporate Debentures

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

(14)	Income Taxes

Allocation of federal and state income tax expense between current and deferred portions for the years ended December 31, 2017, 2016 and 2015, is as follows:

	Current	Deferred	Total
December 31, 2017:
Federal	$18,243	$29,393	$47,636
State	4,045	1,799	5,844
	$22,288	$31,192	$53,480
December 31, 2016:
Federal	$15,172	$3,127	$18,299
State	3,091	520	3,611
	$18,263	$3,647	$21,910
December 31, 2015:
Federal	$14,639	$4,297	$18,936
State	2,920	715	3,635
	$17,559	$5,012	$22,571

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016, are presented below:

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$8,320	$10,431
Stock based compensation	1,609	1,792
Deferred compensation	1,488	2,145
Impairment expenses	572	459
Net operating loss carryforward	13,278	22,633
Other real estate owned expenses	557	580
Fair value adjustments	13,414	27,241
Nonaccrual interest	1,385	1,856
Unrealized loss on investment securities available for sale	2,378	5,384
Other	2,339	371
Total deferred tax assets	45,340	72,892

Deferred tax liabilities:
Premises and equipment, due to differences in
depreciation methods and useful lives	(5,441)	(7,320)
Deferred loan costs, net	(208)	(183)
Prepaid expense	(1,752)	(1,867)
Like kind exchange	(197)	(300)
Accretion of discounts on investments	(17)	(14)
Total deferred tax liabilities	(7,615)	(9,684)

Net deferred tax asset	$37,725	$63,208

As a result of the acquisition of First Southern on June 1, 2014, the Company obtained net operating loss carryforwards of approximately $57,375 which are subject to an Internal Revenue Code Section 382 annual limitation of approximately $6,487 per year.  The Company obtained net operating loss carryforwards of approximately $11,526 and $8,763 as a result of the acquisitions of Community and Hometown, respectively, on March 1, 2016 which are also subject to Internal Revenue Code Section 382 limitations of approximately $1,722 and $507, respectively.  On May 1, 2017, the Company completed its acquisition of Gateway and as a result obtained net operating loss carryforwards of approximately $5,407, which are subject to Internal Revenue Code Section 382 limitations of approximately $3,289.  At December 31, 2017, the Company had net operating loss carryforwards of approximately $53,499 which will begin to expire as follows.

2028	$1,267
2029	14,101
2030	13,534
2031	7,745
2032	6,567
2033	6,313
2035	759
2036	3,213
$53,499

As a result of the enactment of the Tax Act on December 22, 2017, the Company evaluated its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on its deferred tax assets.  The reduction in the federal corporate tax rate resulted in a one-time charge to the Company’s earnings and reduction to its net deferred tax assets of approximately $18,575.  Shortly after the enactment date, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated. SAB 118 also permits a measurement period of up to one year from the date of enactment to refine the provisional accounting. The Company’s financial results reflect the income tax effects for which

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

the accounting is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In performing this analysis, the Company considers all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, it is more likely than not the deferred tax asset will be realized.  Based on management’s analysis, it was determined that it is more likely than not that the net deferred tax asset, net of the one-time charge mentioned above, will be realized as of December 31, 2017 and 2016.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia, Alabama, California, Colorado, North Carolina and Tennessee.  CSFL Insurance Corp. files a tax return in South Carolina.    The Company is no longer subject to examination by taxing authorities for the years before 2014.  The Company has not recorded any material interest or penalties on its income tax liabilities for the years 2017, 2016 and 2015.

A reconciliation between the actual tax expense and the “expected” tax expense, computed by applying the U.S. federal corporate rate of 35 percent is as follows:

	December 31,
	2017	2016	2015
“Expected” tax expense	$38,246	$22,488	$21,668

Tax exempt interest, net	(4,104)	(2,364)	(851)
Bank owned life insurance	(1,251)	(825)	(753)
State income taxes, net of federal income tax benefits	4,077	2,347	2,363
Stock based compensation	40	81	76
Merger and acquisition related expenses	1,049	388	10
Excess tax benefit from stock based compensation	(3,007)	—	—
Revaluation of net deferred tax asset due to change in federal income tax rate	18,575	—	—
Other, net	(145)	(205)	58
	$53,480	$21,910	$22,571

(15)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2017 and 2016 were as follows:

	2017	2016
Beginning balance	$26,515	$19,975
New loans and advances on existing loans	21,753	18,397
Repayments	(17,810)	(11,857)
Ending balance	$30,458	$26,515

At December 31, 2017 and 2016 principal officers, directors, and their affiliates had $8,835 and $10,194, respectively, of available lines of credit.  Deposits from principal officers, directors, and their affiliates at year-end 2017 and 2016 were approximately $4,777 and $5,310, respectively.

(16)	Regulatory Capital Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.   Under these rules, banks are required to maintain a minimum CET1 ratio of 4.5%, a minimum Tier 1

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

capital to risk-weighted assets of 6%, a total risk-based capital ratio of 8%, and a minimum leverage capital ratio of 4%.  In addition, the rules require a capital conservation buffer of up to 2.5% above each of CET1, tier 1, and total risk-based capital which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in over a four year period starting on January 1, 2016.  The capital conservation buffer  was 1.25% in 2017 and 1.875% as of January 1, 2018.  When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets.  Management believes, as of December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2017 and 2016, the most recent notifications from the Office of Comptroller of the Currency (“OCC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary for capital adequacy purposes for the Company as of December 31, 2017 and 2016, are presented in the table below.   The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital (to risk weighted assets)	$682,175	12.6%	$434,245	>8.0%	n/a	n/a
Tier 1 capital (to risk weighted assets)	649,350	12.0%	325,684	>6.0%	n/a	n/a
Common equity tier 1 capital (to risk weighted assets)	621,956	11.5%	244,263	>4.5%	n/a	n/a
Tier 1 capital (to average assets)	649,350	9.8%	264,616	>4.0%	n/a	n/a

December 31, 2016
Total capital (to risk weighted assets)	$479,966	12.5%	$306,281	>8.0%	n/a	n/a
Tier 1 capital (to risk weighted assets)	452,925	11.8%	229,711	>6.0%	n/a	n/a
Common equity tier 1 capital (to risk weighted assets)	431,546	11.3%	172,283	>4.5%	n/a	n/a
Tier 1 capital (to average assets)	452,925	9.1%	198,891	>4.0%	n/a	n/a

A summary of actual, required, and capital levels necessary for capital adequacy purposes in the case of the Company’s subsidiary bank as of December 31, 2017 and 2016, are presented in the table below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital (to risk weighted assets)	$654,018	12.2%	$430,561	>8.0%	$538,202	>10.0%
Tier 1 capital (to risk weighted assets)	621,199	11.5%	322,921	>6.0%	430,561	>8.0%
Common equity tier 1 capital (to risk weighted assets)	621,199	11.5%	242,191	>4.5%	349,831	>6.5%
Tier 1 capital (to average assets)	621,199	9.4%	264,577	>4.0%	330,721	>5.0%

December 31, 2016
Total capital (to risk weighted assets)	$451,152	11.8%	$306,145	>8.0%	$382,682	>10.0%
Tier 1 capital (to risk weighted assets)	424,118	11.1%	229,609	>6.0%	306,145	>8.0%
Common equity tier 1 capital (to risk weighted assets)	424,118	11.1%	172,207	>4.5%	248,743	>6.5%
Tier 1 capital (to average assets)	424,118	8.5%	198,852	>4.0%	248,565	>5.0%

(17)	Dividends

The Company declared and paid cash dividends on its common stock of $13,878, $7,681 and $3,181 during the years ended December 31, 2017, 2016 and 2015, respectively.  Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency.   The Company received a $58,000 and $10,000 dividend from its subsidiary bank in 2016 and 2017, respectively.  At December 31, 2017, dividends from the subsidiary bank available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $34,766, subject to the Bank meeting or exceeding regulatory capital requirements.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

(18)	Stock-Based Compensation

The Company assumed the obligations of Gateway under the Gateway Officers’ and Employees’ Stock Option Plan and the Gateway Directors’ Stock Option Plan (collectively, the “Gateway Plans”) pursuant to the closing on May 1, 2017 by CenterState of the merger of Gateway with and into CenterState.  All of the Gateway stock options awarded pursuant to the Gateway Plans outstanding at the merger closing date were converted to stock options for 1,150,517 of the Company’s common shares with an average exercise price of $11.32 per share.  At December 31, 2017, there were options outstanding for 757,583 shares of the Company’s common stock with an average exercise price of $11.41 per share and an average remaining contractual life of approximately 2.1 years.

The Company assumed the obligations of GBI under the Gulfstream 2009 Stock Option Plan, the Gulfstream Officers’ and Employees’ Stock Option Plan and the Gulfstream Directors’ Stock Option Plan (collectively, the “Gulfstream Plans”) pursuant to the closing on January 17, 2014 by CenterState of the merger of Gulfstream with and into CenterState.  All of the Gulfstream stock options awarded pursuant to the Gulfstream Plans outstanding at the merger closing date were converted to stock options for 774,104 of the Company’s common shares with an average exercise price of $6.99 per share.  At December 31, 2017 there were options outstanding for 77,300 shares of the Company’s common stock with an average exercise price of $6.94 per share and an average remaining contractual life of approximately 3.5 years.

On April 25, 2013, the Company’s shareholders approved the CenterState Banks, Inc. 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan replaces the 2007 Plan discussed below.  The 2013 Plan authorizes the issuance of up to 1,600,000 shares through the 2023 expiration of the plan.  Of this amount 1,525,000 shares are allocated to employees, all of which may be issued as incentive stock options, and 75,000 shares are allocated to directors.  The Company’s Board of Directors froze the Company’s 2007 Equity Incentive Plan whereby no additional future grants and/or awards will be awarded pursuant to that plan effective with the shareholder approval of the 2013 Plan.  During 2016 the Company did not grant any incentive stock options to its employees.  The Company awarded 148,232 shares of Restricted Stock (“RSAs”) during 2017 with an average fair value of $24.94 per share at the date of grant.  These restricted stock awards vest over periods ranging from two to ten years.  The Company awarded Performance Share Units (“PSUs”) during 2017 pursuant to the Company’s Long-Term Incentive Plan as described in the Company’s 2017 Proxy Statement.  These PSUs will cliff vest on January 1, 2021.  The units may be converted into common shares based upon the Company’s Total Shareholder Return compared to its peer group and the Company’s absolute earnings per share growth rate over a three year period ending January 1, 2021.  The range of the units that may vest in the future is a minimum of 0 and a maximum of 51,488 with an expected target of 34,325 shares.     The Company also awarded 32,441 Restricted Share Units (“RSUs”) during 2017 with an average fair value of $22.19 per unit at the date of grant.  The RSUs will vest at a rate of one third each January 1, 2019, 2020 and 2021.  In addition, the Company issued 16,248 shares to non-employee directors in lieu of cash for director fees during 2017.  At December 31, 2016, there were a total of 108,800 shares available for future grants pursuant to the 2013 Plan, assuming maximum future vesting of PSUs outstanding.

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

The Company’s stock-based compensation consists of stock options, RSAs, RSUs and PSUs.  During the twelve month period ended December 31, 2017, 2016 and 2015, the Company recognized total stock-based compensation expense as listed in the table below.

	2017	2016	2015
Stock option expense	$115	$230	$216
RSA expense	3,560	3,605	2,712
RSU expense	287	169	27
PSU expense	624	419	328
Total stock-based compensation expense	$4,586	$4,423	$3,283

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options.  The Company receives a tax benefit when a non-qualified stock option is exercised.  The total income tax benefit related to the exercise of non qualified stock options was approximately $1,545, $140 and $113 during the twelve month periods ending December 31, 2017, 2016 and 2015, respectively.  The Company provided an income tax benefit in its tax provision for RSA, RSU and PSU

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

expenses of approximately $1,725, $1,617 and $1,183 during the twelve month periods ending December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the total remaining unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was approximately $110 and will be recognized over the next 5 years.   The weighted average period over which this expense is expected to be recognized is approximately 1.7 years.

As of December 31, 2017, the total remaining unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, was approximately $5,108 and will be recognized over the next 10 years.   The weighted average period over which this expense is expected to be recognized is approximately 2.6 years.

As of December 31, 2017, the total remaining unrecognized compensation cost related to non-vested PSUs, net of estimated forfeitures, was approximately $1,093 and will be recognized over the next 3 years.   The weighted average period over which this expense is expected to be recognized is approximately 1.8 years.

As of December 31, 2017 the total remaining unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, was approximately $1,033 and will be recognized over the next 3 years.  The weighted average period over which this expense is expected to be recognized is approximately 1.8 years.

The Company did not grant any stock options during 2015, 2016 and 2017.  However, pursuant to the Company’s agreement to acquire Gateway, the Company converted all outstanding Gateway stock options into CenterState options for 1,150,517 shares of common stock on the May 1, 2017 acquisition date.  The estimated fair value of options granted, or acquired in the case of Gateway, during these periods were calculated as of the grant date, or the acquisition date in the case of Gateway, using the Black-Scholes option-pricing model.

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

The weighted-average estimated fair value of stock options granted, or acquired in the case of Gateway, during the twelve month period ended December 31, 2017 was $13.84 per share.   The table below present’s information related to stock option activity for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Total intrinsic value of stock options exercised	$8,039	$2,716	$827
Net proceeds from stock options exercised	$6,715	$1,769	$784
Gross income tax benefit from the exercise of stock options	$1,545	$140	113

A summary of stock option activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	623,490	$12.30	940,634	$11.73	1,138,404	$11.23
Issued Gateway (note 1)	1,150,517	$11.32	—	—	—	—
Exercised	(598,039)	$12.11	(229,583)	$8.74	(142,476)	$6.63
Forfeited	(56,485)	$15.00	(87,561)	$15.51	(55,294)	$14.57
Outstanding, end of period	1,119,483	$11.26	623,490	$12.30	940,634	$11.73

note 1:	Pursuant to the Company’s agreement to acquire Gateway in May 2017, all outstanding Gateway stock options were converted to CenterState stock options as of the acquisition date.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding, December 31, 2017	1,119,483	$11.26	2.1 years	$16,195
Options fully vested and expected to vest, December 31, 2017	1,112,926	$11.27	2.1 years	$16,090
Options exercisable, December 31, 2017	1,051,853	$11.41	2.0 years	$15,062

At December 31, 2017 there were restricted stock awards (“RSAs”) for 559,124 shares of the Company’s common stock outstanding and not vested.  Of this amount 69,700 restricted shares have been issued and included in the Company’s total common stock outstanding, but have not vested as of December 31, 2017.  The remaining 489,424 represent common shares to be issued at the end of their respective vesting period.

A summary of the RSA activity for the years ended December 31, 2017, 2016 and 2015 is presented in the table below.

	2017				2016				2015
	Number	Number		Weighted	Number	Number		Weighted	Number	Number		Weighted
	of RSAs	of RSAs		average	of RSAs	of RSAs		average	of RSAs	of RSAs		average
	underlying	underlying	Total	fair value	underlying	underlying	Total	fair value	underlying	underlying	Total	fair value
	shares not	shares	number	at grant	shares not	shares	number	at grant	shares not	shares	number	at grant
	issued	issued	of RSAs	date	issued	issued	of RSAs	date	issued	issued	of RSAs	date
Outstanding, beginning period	572,064	127,901	699,965	$12.20	532,127	189,588	721,715	$10.79	410,128	249,542	659,670	$10.30
Granted	148,232	—	148,232	$24.94	262,934	—	262,934	$14.68	205,082	3,000	208,082	$11.96
Vested	(226,606)	(58,201)	(284,807)	$11.52	(219,032)	(60,087)	(279,119)	$10.88	(62,170)	(57,954)	(120,124)	$10.12
Forfeited	(4,266)	—	(4,266)	$15.76	(3,965)	(1,600)	(5,565)	$12.07	(20,913)	(5,000)	(25,913)	$10.64
Outstanding, end of period	489,424	69,700	559,124	$15.89	572,064	127,901	699,965	$12.20	532,127	189,588	721,715	$10.79

In September 2014, the Company initiated a Long-Term Incentive Plan (“LTI”) that includes a Performance Share Unit (“PSU”) award that could be awarded in PSUs, which can eventually be converted to common stock, based on the Company’s relative Total Shareholder Return and absolute Earnings Per Share growth as compared to a peer group of similar companies selected by the Company’s Compensation Committee over a 39 month period beginning in September of each grant year.  The Company awarded similar PSUs in 2015, 2016 and 2017.  The Company expects to recognize an expense of $939, $307, $412 and $687 over the vesting period for PSUs granted in 2014, 2015, 2016 and 2017, respectively.  The expense recognized during 2017 for all PSUs awarded pursuant to all LTI plans was $564.

In September 2016, the Company also awarded PSUs pursuant to a productive incentive plan to one of its divisions that could eventually be converted to the Company’s common stock based upon the division’s financial performance over three and four year periods ending August 31, 2019 and 2020, respectively.  The Company expects to recognize a total expense of $192 during the performance periods.  The expense recognized during 2017 was $60.

The Company awarded RSUs during September 2015, 2016 and 2017 pursuant to its LTI plans as mentioned above that could eventually be converted into the Company’s common stock.    The Company expects to recognize an expense of $356, $442 and $720 for the RSUs awarded in 2015, 2016 and 2017, respectively.  Generally, the RSUs will vest at a rate of one third each January 1st beginning two years after each grant year.  During 2016, time vesting equity grants were revised for an executive officer to accelerate the vesting date to the date of retirement.  As a result, 3,441 units vested and were converted to common stock pursuant to the revised terms of the executive officer’s RSUs.  The expense recognized during 2017 for all RSUs awarded was $287.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

	December 31, 2017		December 31, 2016		December 31, 2015
		Weighted		Weighted		Weighted
		average		average		average
		fair value		fair value		fair value
	Number of	at grant	Number of	at grant	Number of	at grant
	Units	date	Units	date	Units	date
Outstanding, beginning of period	54,376	$14.00	29,092	$12.22	—	$—
Granted	32,441	22.19	28,725	15.37	29,092	12.22
Vested and issued	—	—	(3,441)	12.22	—	—
Forfeited	—	—	—	—	—	—
Outstanding, end of period	86,817	$17.00	54,376	$14.00	29,092	$12.22

(19)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under its 401(k) defined contribution retirement plan.  Employees are eligible to participate in the plan after completing six months of continuous employment.  The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors.  In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors.  For the years ended December 31, 2017, 2016 and 2015, the Company’s contributions to the plan were $2,249, $1,849 and $1,617, respectively, which are included in salary and benefits on the Consolidated Statements of Income.

In 2008, the Company entered into a salary continuation agreement with its chief executive officer.  Five additional Company executive officers entered into salary continuation agreements during 2010.  In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition.  The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Company expensed $568, $609 and $618 for the accrual of future salary continuation benefits in 2017, 2016 and 2015, respectively.  Other liabilities included salary continuation benefits payable of $4,834, $4,211 and $3,836 at December 31, 2017, 2016 and 2015, respectively.

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition.  The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities.  The Rabbi Trust asset and the related deferred compensation payable at December 31, 2017, 2016 and 2015 were $1,761, $1,560 and $1,493, respectively.  Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable.  Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable.  There is no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

(20)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Bank Corpoartion (parent company only) follow:

Condensed Balance Sheet
December 31, 2017 and 2016
Assets:	2017	2016
Cash and due from banks	$1,569	$970
Inter-company receivable from bank subsidiary	840	25,250
Investment in wholly-owned bank subsidiary	903,882	548,653
Investment in other wholly-owned subsidiary	1,951	1,592
Prepaid expenses and other assets	49,011	8,107
Total assets	$957,253	$584,572

Liabilities:
Accounts payable and accrued expenses	$6,311	$6,157
Other borrowings	20,000	—
Corporate debenture	26,192	25,958
Total liabilities	52,503	32,115

Shareholders’ Equity:
Common stock	602	482
Additional paid-in capital	737,905	430,459
Retained earnings	173,248	130,090
Accumulated other comprehensive loss	(7,005)	(8,574)
Total shareholders’ equity	904,750	552,457

Total liabilities and shareholders' equity	$957,253	$584,572

Condensed Statements of Operations
Years ended December 31, 2017, 2016 and 2015
	2017	2016	2015
Dividend income	$10,000	$58,000	$1,232
Other income	—	308	—
Interest expense	(1,363)	(1,159)	(968)
Operating expenses	(3,960)	(3,869)	(4,422)
Income before equity in undistributed income of subsidiaries	4,677	53,280	(4,158)
Equity in undistributed income (losses) of subsidiaries	48,760	(12,736)	41,431
Net income before income tax benefit	53,437	40,544	37,273
Income tax benefit	(2,358)	(1,797)	(2,065)
Net income	$55,795	$42,341	$39,338

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

Condensed Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015
	2017	2016	2015
Cash flows from operating activities:
Net income	$55,795	$42,341	$39,338
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net (earnings) losses of subsidiaries	(58,760)	12,736	(42,663)
Increase in payables and accrued expenses	463	(25)	340
Gain on extinguishment of debt	—	(308)	—
(Increase) decrease in other assets	(40,369)	84	89
Stock based compensation expense	1,048	1,001	1,235
Net cash flows used in operating activities	(41,823)	55,829	(1,661)
Cash flows from investing activities:
Inter-company receivables from subsidiary banks	25,145	(58,241)	1,991
Net cash from bank acquisition	(42,601)	(38,918)	—
Investment in subsidiaries	(25,000)	450	(476)
Cash payments to shareholders	(90)	39	(466)
Dividends from bank subsidiaries	10,000	58,000	—
Dividends from nonbank subsidiary	—	—	1,232
Net cash flows provided by investing activities	(32,546)	(38,670)	2,281
Cash flows from financing activities:
Stock options exercised, net of tax benefit	6,715	1,769	784
Stock repurchase	(1,131)	(962)	(1,016)
Extinguishment of debt	—	(8,680)	—
Increase in other borrowings	20,000	(650)	—
Proceeds from stock offering, net of offering costs	63,262	—	—
Dividends paid to shareholders	(13,878)	(7,681)	(3,181)
Net cash flows used in financing activities	74,968	(16,204)	(3,413)
Net increase (decrease) in cash and cash equivalents	599	955	(2,793)
Cash and cash equivalents at beginning of year	970	15	2,808
Cash and cash equivalents at end of year	$1,569	$970	$15

(21)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit.  These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis.

A summary of commitments to extend credit and standby letters of credit written at December 31, 2017 and 2016, are as follows:

	December 31,
	2017	2016
Standby letters of credit	$15,740	$10,551
Available lines of credit	824,958	512,268
Unfunded loan commitments – fixed	140,750	101,586
Unfunded loan commitments – variable	35,814	15,062

Commitments to make loans are generally made for periods of 30 days or less.  At December 31, 2017, the fixed rate loan commitments have interest rates ranging from 2.75% to 7.15% and maturities ranging from 1 year to 20 years.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

Most of the Company’s business activity is with customers located throughout Central, Southeastern and Northeastern Florida.  The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas.  Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property.  As of December 31, 2017, substantially all of the Company’s loan portfolio was secured.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those areas listed above.  The Company does not have significant exposure to any individual customer or counterparty.

(23)	Basic and Diluted Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.   There were no anti-dilutive stock options for the year ending December 31, 2017.  There were an average of  30,784, and 470,852 stock options that were not considered in computing diluted earnings per common share because they were anti-dilutive during the years ending December 31, 2016 and 2015, respectively.

The following table presents the factors used in the earnings per share computations for the periods indicated.

	2017	2016	2015
Basic
Net income available to common shareholders	$55,795	$42,341	$39,338
Less: Earnings allocated to participating securities	(120)	(163)	(212)
Net income allocated to common shareholders	$55,675	$42,178	$39,126

Weighted average common shares outstanding
including participating securities	57,368,322	47,592,500	45,427,857
Less: Participating securities (1)	(123,624)	(183,358)	(245,633)
Average shares	57,244,698	47,409,142	45,182,224
Basic earnings per common share	$0.97	$0.89	$0.87

Diluted
Net income available to common shareholders	$55,675	$42,178	$39,126
Weighted average common shares outstanding for
basic earnings per common share	57,244,698	47,409,142	45,182,224
Add: Dilutive effects of stock based compensation awards	1,096,115	782,381	606,408
Average shares and dilutive potential common shares	58,340,813	48,191,523	45,788,632
Dilutive earnings per common share	$0.95	$0.88	$0.85

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

(24)	Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management.

The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2017, 2016 and 2015.

	Year ending December 31, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$240,583	$10,743	$—	—	$251,326
Interest expense	(11,431)	(2,989)	(1,363)	—	(15,783)
Net interest income (expense)	229,152	7,754	(1,363)	—	235,543
Provision for loan losses	(5,037)	79	—	—	(4,958)
Non interest income	36,834	28,341	—	—	65,175
Non interest expense	(161,946)	(20,579)	(3,960)	—	(186,485)
Net income (loss) before taxes	99,003	15,595	(5,323)	—	109,275
Income tax (provision) benefit	(49,823)	(6,015)	2,358	—	(53,480)
Net income (loss)	$49,180	$9,580	$(2,965)	$—	$55,795
Total assets	$$6,572,636	$506,234	$957,253	$(912,148)	$7,123,975

	Year ending December 31, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$180,696	$7,969	$—	—	$188,665
Interest expense	(7,044)	(1,137)	(1,159)	—	(9,340)
Net interest income (expense)	173,652	6,832	(1,159)	—	179,325
Provision for loan losses	(4,938)	(24)	—	—	(4,962)
Non interest income	30,376	33,685	308	—	64,369
Non interest expense	(147,228)	(23,384)	(3,869)	—	(174,481)
Net income before taxes	51,862	17,109	(4,720)	—	64,251
Income tax (provision) benefit	(17,107)	(6,600)	1,797	—	(21,910)
Net income (loss)	$34,755	$10,509	$(2,923)	$—	$42,341
Total assets	$4,676,375	$397,323	$584,572	$(579,711)	$5,078,559

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

	Year ending December 31, 2015
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$155,369	$6,951	$—	—	$162,320
Interest expense	(5,697)	(621)	(968)	—	(7,286)
Net interest income	149,672	6,330	(968)	—	155,034
Provision for loan losses	(4,335)	(158)	—	—	(4,493)
Non interest income	9,887	27,563	—	—	37,450
Non interest expense	(99,900)	(21,760)	(4,422)	—	(126,082)
Net income before taxes	55,324	11,975	(5,390)	—	61,909
Income tax (provision) benefit	(20,016)	(4,620)	2,065	—	(22,571)
Net income (loss)	$35,308	$7,355	$(3,325)	$—	$39,338
Total assets	$3,679,946	$335,643	$518,107	$(510,979)	$4,022,717

Commercial and retail banking:  The Company’s primary business is commercial and retail banking.  Currently, the Company operates through one subsidiary bank and two non bank subsidiaries (R4ALL and CSFL Insurance Corp.), with 78 locations in 28 counties throughout Central Florida providing traditional deposit and lending products and services to its commercial and retail customers.

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

(25)	Business combinations

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

Acquisition of Platinum Bank Holding Company

On April 1, 2017, the Company completed its acquisition of Platinum Bank Holding Company (“Platinum”) whereby Platinum merged with and into the Company. Pursuant to and simultaneously with the merger of Platinum with and into the Company, Platinum’s wholly owned subsidiary bank, Platinum Bank merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the Central Florida markets and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the twelve month period ending December 31, 2017, the Company incurred approximately $3,924 of acquisition costs related to this transaction. These

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The table below summarizes the purchase price calculation.

Number of shares of Platinum common stock exchanged for CenterState common stock	1,131,134
Per share exchange ratio	3.7832
Number of shares of CenterState common stock less 51 of fractional shares	4,279,255
CenterState common stock price per share on March 31, 2017	$25.90
Fair value of CenterState common stock issued	$110,833
Total Platinum common shares	1,131,134
Cash consideration each Platinum share was entitled to receive	$7.60
Total cash consideration, not including cash for fractional shares	$8,597
Total stock consideration	$110,833
Total cash consideration, plus $1 for 51 of fractional shares	$8,598
Total purchase price	$119,431

The list below summarizes the estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the April 1, 2017 purchase date.

April 1, 2017
Assets:
Cash and cash equivalents	$106,537
Loans, held for investment	442,366
Purchased credit impaired loans	12,218
Investments	28,873
Accrued interest receivable	1,216
Branch real estate	9,600
Furniture and fixtures	402
Bank property held for sale	4,382
FHLB stock	2,220
Other repossessed real estate owned	272
Core deposit intangible	3,992
Goodwill	73,829
Deferred tax asset	227
Other assets	29
Total assets acquired	$686,163
Liabilities:
Deposits	$520,423
Federal Home Loan Bank advances	40,546
Securities sold under agreement to repurchase	5,569
Accrued interest payable	94
Other liabilities	100
Total liabilities assumed	$566,732

In the acquisition, the Company acquired $454,584 of loans at fair value, net of $8,980, or 1.9%, estimated discount to the outstanding principal balance, representing 13.3% of the Company’s total loans at December 31, 2016. Of the total loans acquired, management identified $12,218 with credit deficiencies. All loans that were on non-accrual status, impaired loans

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of April 1, 2017 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$18,811
Non-accretable difference	(4,639)
Cash flows expected to be collected	14,172
Accretable yield	(1,954)
Total purchased credit-impaired loans acquired	$12,218

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book Balance	Fair Value
Loans:
Single family residential real estate	$37,206	$37,419
Commercial real estate	262,612	259,727
Construction/development/land	47,675	46,618
Commercial loans	96,587	95,701
Consumer and other loans	2,954	2,901
Purchased credit-impaired	16,530	12,218
Total earning assets	$463,564	$454,584

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

Acquisition of Gateway Financial Holdings of Florida, Inc.

On May 1, 2017, the Company completed its acquisition of Gateway Financial Holdings of Florida, Inc. (“Gateway”) Gateway merged with and into the Company.  Pursuant to and simultaneously with the merger of Gateway with and into the Company, Gateway’s three subsidiary banks, Gateway Bank of Florida, Gateway Bank of Central Florida and Gateway Bank of Southwest Florida, merged with and into the Company’s subsidiary bank, CenterState Bank, N.A

The Company’s primary reasons for the transaction were to expand its market share in the Central Florida market, together with its acquisition of Platinum as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 19% and 17%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the twelve month period ending December 31, 2017, the Company incurred approximately $6,203 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The Company acquired 100% of the outstanding common stock of Gateway.  The purchase price consisted of both cash and stock.  Each share of Gateway common stock was either exchanged for $18.00 or $0.95 shares of the Company’s common

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

stock.  In addition, the Company assumed Gateway’s stock options, which were converted to the Company’s stock options.  Based on the closing price of the Company’s common stock on April 30, 2017, the resulting purchase price was $157,372.

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

May 1, 2017
Assets:
Cash and cash equivalents	$23,065
Loans, held for investment	560,413
Purchased credit impaired loans	7,827
Investments	231,951
Accrued interest receivable	2,422
Branch real estate	18,160
Furniture and fixtures	702
Bank property held for sale	1,087
Federal Reserve Bank and Federal Home Loan Bank stock	4,640
Other repossessed real estate owned	134
Bank owned life insurance	15,475
Servicing asset	271
Core deposit intangible	8,432
Goodwill	77,826
Deferred tax asset	7,246
Other assets	1,217
Total assets acquired	$960,868
Liabilities:
Deposits	$708,209
Federal Home Loan Bank advances	90,598
Federal funds purchased	3,588
Accrued interest payable	304
Other liabilities	797
Total liabilities assumed	$803,496

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

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

Pro-forma information

Pro-forma data for the twelve month periods ending December 31, 2015 and 2016 listed in the table below presents pro-forma information as if the Community, Hometown, Platinum and Gateway acquisitions occurred at the beginning of 2015. The pro-forma information for the twelve month period ending December 31, 2017 assumes the Platinum and Gateway acquisitions occurred at the beginning of 2015.  Because the Community and Hometown transactions closed on March 1, 2016 and actual results for these acquisitions are included the Company’s actual operating results for 2017, actual results for these acquisitions were used in the table below for the twelve month period ending December 31, 2017 instead of a pro-forma amount.

	Years ended December 31,
	2017	2016	2015
Net interest income	$246,658	$234,790	$233,073
Net income available to common shareholders	$65,877	$53,786	$52,676
EPS - basic	$1.11	$0.96	$0.94
EPS - diluted	$1.09	$0.94	$0.93

The disclosures regarding the results of operations for Community, Hometown, Platinum and Gateway subsequent to their respective acquisition dates are omitted as this information is not practical to obtain.  The Company converted Community, Hometown, Platinum and Gateway’s core systems in the same quarter as their respective acquisition date.

(26)	Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At years ended

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

December 31, 2017 and 2016, the notional amount of such arrangements was $3,740,430 and $2,441,768, respectively, and investment securities with a fair value of $19,048 and $22,562 were pledged as collateral to the third party dealers.  Due to new regulations effective in 2017, the Company pledged $16,991 of cash as collateral to the third party dealers at December 31, 2017 in addition to the investment securities pledged. As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	2017	2016
Notional amount	$3,740,430	$2,441,768
Weighted average pay rate on interest-rate swaps	3.00%	2.56%
Weighted average receive rate on interest rate swaps	3.00%	2.55%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	42,480	31,817
Fair value of interest rate swap derivatives (liability)	43,259	32,691

(27) Capital Raise

On January 13, 2017, the Company raised approximately $63,791 through a public offering by issuing 2,695,000 shares of common stock, including 245,000 shares pursuant to the exercise of the underwriters’ over-allotment option.  Net proceeds of the offering, after all expenses, were approximately $63,262.

(28) Subsequent Events

Completion of Acquisitions of HCBF Holding Company, Inc. and Sunshine Bancorp, Inc.

On January 1, 2018, the Company completed its previously announced acquisition of HCBF Holding Company, Inc. (“HCBF”), whereby HCBF merged with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s subsidiary bank and HCBF’s subsidiary bank merged with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of HCBF common stock converted into the right to receive 0.675 shares of the Company’s common stock and $1.925 in cash.  The purchase price was approximately $448,236 comprised of both stock and cash consideration.  The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  During 2017, the Company incurred approximately $2,060 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income. The majority of the acquisition costs for this transaction are expected to be recorded during the first half of 2018.  Additional disclosures required by ASC 805 have been omitted because the information needed for the disclosures is not available due to the close proximity of the closing of this transaction with the date these financial statements are being issued.  HCBF, which is headquartered in Fort Pierce, Florida, operated 46 banking locations throughout 19 counties in Florida.  As of December 31, 2017, HCBF reported total assets of $2,182,465, total loans of $1,350,760 and total deposits of $1,756,028.

On January 1, 2018, the Company completed its previously announced acquisition of Sunshine Bancorp, Inc. (“Sunshine”), whereby Sunshine merged with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s wholly owned subsidiary bank and Sunshine’s wholly owned subsidiary bank, Sunshine Bank, merged with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of Sunshine common stock converted into the right to receive 0.89 shares of the Company’s common stock.  The purchase price was approximately $187,853.  The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  During 2017, the Company incurred approximately $860 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income. The majority of the acquisition costs for this transaction are expected to be recorded during the first half of 2018.  Additional disclosures required by ASC 805 have been omitted because the information needed for the disclosures is not available due to the close proximity of the closing of this transaction with the date these financial statements are being issued.  Sunshine, which is headquartered in Plant City, Florida, operated 18 banking locations along Florida’s I-4 corridor in

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

December 31, 2017, 2016 and 2015

Brevard, Hillsborough, Manatee, Orange, Pasco, Polk and Sarasota counties.  As of December 31, 2017, Sunshine reported total assets of $945,511, total loans of $705,559 and total deposits of $719,177.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 28th day of February, 2018.

CENTERSTATE BANK CORPORATION

/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal executive officer)

/s/ Jennifer L. Idell
Jennifer L. Idell
Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on February 28, 2018.

Signature	Title

/s/ Ernest S. Pinner	Executive Chairman of the Board
Ernest S. Pinner

/s/ James H. Bingham	Director
James H. Bingham

/s/ G. Robert Blanchard, Jr.	Director
G. Robert Blanchard, Jr.

/s/ Michael J. Brown, Sr.	Director
Michael J. Brown, Sr.

/s/ C. Dennis Carlton	Director
C. Dennis Carlton

/s/ Michael F. Ciferri	Director
Michael F. Ciferri

/s/ John C. Corbett	Director
John C. Corbett	President and Chief Executive Officer

/s/ Jody J. Dreyer	Director
Jody J. Dreyer

/s/ Griffin A. Greene	Director
Griffin A. Greene

/s/ Charles W. McPherson	Director
Charles W. McPherson

/s/ G. Tierso Nunez II	Director
G. Tierso Nunez II

/s/ Thomas E. Oakley	Director
Thomas E. Oakley

/s/ William Knox Pou, Jr.	Director
William Knox Pou, Jr.

/s/ Daniel R. Richey	Director
Daniel R. Richey

/s/ David G. Salyers	Director
David G. Salyers

/s/ Joshua A. Snively	Director
Joshua A. Snively

/s/ Mark W. Thompson	Director
Mark W. Thompson