Form 10-Q
period 2018-03-31
CenterState Bank Corp
filed 2018-05-03
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	83,858,875 shares
(class)	Outstanding at April 27, 2018

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$107,076	$68,571
Deposits in other financial institutions (restricted cash)	1,276	16,991
Federal funds sold and Federal Reserve Bank deposits	294,267	195,057
Cash and cash equivalents	402,619	280,619
Trading securities, at fair value	428	6,777
Investment securities available for sale, at fair value	1,530,539	1,060,143
Investment securities held to maturity (fair value of $222,538 and $231,615
at March 31, 2018 and December 31, 2017, respectively)	227,966	232,399
Loans held for sale, at fair value	28,485	19,647

Loans, excluding purchased credit impaired	6,684,181	4,609,063
Purchased credit impaired loans	193,183	164,158
Allowance for loan losses	(34,429)	(32,825)
Net Loans	6,842,935	4,740,396

Bank premises and equipment, net	189,954	141,886
Accrued interest receivable	25,896	18,628
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	42,237	34,876
Goodwill	609,720	257,683
Core deposit intangible, net	53,944	24,063
Other intangible assets, net	749	551
Bank owned life insurance	210,302	146,739
Other repossessed real estate owned	6,814	3,987
Deferred income tax asset, net	63,004	37,725
Bank property held for sale	33,630	11,354
Interest rate swap derivatives, at fair value	55,553	42,480
Prepaid expense and other assets	23,221	64,022
TOTAL ASSETS	$10,347,996	$7,123,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$2,969,854	$1,999,901
Demand - interest bearing	1,381,888	1,058,985
Savings and money market accounts	2,461,674	1,668,954
Time deposits	1,298,582	832,683
Total deposits	8,111,998	5,560,523

Securities sold under agreement to repurchase	49,602	52,080
Federal funds purchased	285,652	331,490
Other borrowed funds	281,000	175,000
Corporate debentures	32,152	26,192
Accrued interest payable	2,111	1,169
Interest rate swap derivatives, at fair value	55,991	43,259
Payables and accrued expenses	11,644	29,512
Total liabilities	8,830,150	6,219,225

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 83,757,950 and 60,161,334 shares issued and outstanding
at March 31, 2018 and December 31, 2017, respectively	837	602
Additional paid-in capital	1,341,986	737,905
Retained earnings	200,511	173,248
Accumulated other comprehensive loss	(25,488)	(7,005)
Total stockholders' equity	1,517,846	904,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,347,996	$7,123,975

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2018	2017
Interest income:
Loans	$89,930	$44,249
Investment securities:
Taxable	10,419	5,001
Tax-exempt	1,557	1,202
Federal funds sold and other	1,253	651
	103,159	51,103
Interest expense:
Deposits	5,136	1,897
Securities sold under agreement to repurchase	122	30
Federal funds purchased	2,419	537
Corporate debentures	464	318
	8,141	2,782

Net interest income	95,018	48,321
Provision for loan losses	1,300	995
Net interest income after loan loss provision	93,718	47,326

Non interest income:
Correspondent banking capital markets revenue	6,890	5,376
Other correspondent banking related revenue	1,233	1,073
Mortgage banking revenue	2,602	231
Gain on sale of small business administration loans	988	14
Service charges on deposit accounts	4,834	3,575
Debit, prepaid, ATM and merchant card related fees	3,727	2,265
Wealth management related revenue	616	893
Bank owned life insurance income	1,394	641
Other non interest income	776	434
Net loss on sale of securities available for sale	(22)	—
Total other income	23,038	14,502

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2018	2017
Non interest expense:
Salaries, wages and employee benefits	41,893	22,882
Occupancy expense	4,868	2,840
Depreciation of premises and equipment	2,275	1,684
Supplies, stationary and printing	536	354
Marketing expenses	1,414	852
Data processing expense	4,505	1,826
Legal, audit and other professional fees	931	888
Amortization of intangibles	2,309	762
Postage and delivery	688	428
ATM and debit card related expenses	764	615
Bank regulatory expenses	1,010	727
Gain on sale of repossessed real estate (“OREO”)	(154)	(104)
Valuation write down of repossessed real estate (“OREO”)	187	161
Loss (gain) on repossessed assets other than real estate	25	(7)
Foreclosure related expenses	559	605
Merger related expenses	8,709	870
Impairment on bank property held for sale	1,449	77
Other expenses	4,028	2,583
Total other expenses	75,996	38,043

Income before provision for income taxes	40,760	23,785
Provision for income taxes	5,124	7,185
Net income	$35,636	$16,600

Other comprehensive (loss) income, net of tax:
Unrealized securities holding (loss) gain, net of income taxes	$(18,499)	$3,199
Less: reclassified adjustments for loss included in net income, net of income taxes, of ($6) and $0, respectively	16	—
Net unrealized (loss) gain on available for sale securities, net of income taxes	$(18,483)	$3,199

Total comprehensive income	$17,153	$19,799

Earnings per share:
Basic	$0.43	$0.33
Diluted	$0.42	$0.32
Common shares used in the calculation of earnings per share:
Basic (1)	83,139,741	50,632,011
Diluted (1)	84,600,924	51,407,704

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018 and 2017 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2017	48,146,981	$482	$430,459	$130,090	$(8,574)	$552,457

Net income				16,600		16,600
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $2,009					3,199	3,199

Dividends paid - common ($0.06 per share)				(3,067)		(3,067)
Stock grants issued	199,718	2	204			206
Stock based compensation expense			1,139			1,139
Stock options exercised	114,901	1	1,347			1,348
Stock repurchase	(30,474)	(1)	(742)			(743)
Stock issued pursuant to public offering, net of costs of $529	2,695,000	27	63,235			63,262
Balances at March 31, 2017	51,126,126	511	495,642	143,623	(5,375)	634,401

Balances at January 1, 2018	60,161,334	$602	$737,905	$173,248	$(7,005)	$904,750

Net income				35,636		35,636
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $6,275					(18,483)	(18,483)

Dividends paid - common ($0.10 per share)				(8,373)		(8,373)
Stock grants issued	184,568	2	(2)			-
Stock based compensation expense			991			991
Stock options exercised	1,346,692	13	11,143			11,156
Stock repurchase	(36,928)	(1)	(979)			(980)
Stock issued pursuant to Sunshine acquisition	7,050,645	70	181,343			181,413
Stock options acquired and converted pursuant to Sunshine acquisition			6,432			6,432
Stock issued pursuant to Harbor acquisition	15,051,639	151	387,128			387,279
Stock options acquired and converted pursuant to Harbor acquisition			18,025			18,025
Balances at March 31, 2018	83,757,950	$837	$1,341,986	$200,511	$(25,488)	$1,517,846

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$35,636	$16,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,300	995
Depreciation of premises and equipment	2,275	1,684
Accretion of purchase accounting adjustments	(11,815)	(9,289)
Net amortization of investment securities	3,169	2,582
Net deferred loan origination fees	1	384
Loss on sale of securities available for sale	22	—
Trading securities revenue	—	(81)
Purchases of trading securities	(46,940)	(25,934)
Proceeds from sale of trading securities	53,289	38,398
Repossessed real estate owned valuation write down	187	161
Gain on sale of repossessed real estate owned	(154)	(104)
Loss (gain) on repossessed assets other than real estate	25	(7)
Gain on sale of residential loans held for sale	(1,574)	(231)
Residential loans originated and held for sale	(58,098)	(10,722)
Proceeds from sale of residential loans held for sale	57,321	10,601
Change in fair value of residential loans held for sale	(363)	—
Gain on disposal of and or sale of fixed assets	(3)	—
Gain on disposal of bank property held for sale	(159)	(129)
Impairment on bank property held for sale	1,449	77
Gain on sale of small business administration loans	(988)	(14)
Small business administration loans originated for sale	(10,140)	(326)
Proceeds from sale of small business administration loans	11,128	340
Deferred income taxes	7,760	4,408
Tax deduction in excess of book deduction for stock awards	(4,539)	(1,083)
Stock based compensation expense	991	1,139
Bank owned life insurance income	(1,394)	(641)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	47,518	(5,065)
Net change in accrued interest payable, accrued expense, and other liabilities	(29,430)	8,280
Net cash provided by operating activities	$56,474	32,023

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended March 31,
	2018	2017
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$(23,944)	$(5,000)
Purchases of mortgage backed securities	(196,692)	(102,253)
Proceeds from pay-downs of mortgage backed securities	44,755	30,685
Proceeds from sales of investment securities	58,768	—
Proceeds from sales of mortgage backed securities	296,884	—
Proceeds from called investment securities	540	—
Proceeds from maturities of investment securities	—	1,000
Held to maturity securities:
Proceeds from pay-downs of mortgage backed securities	4,081	6,274
Purchases of FHLB and FRB stock	(12,723)	(241)
Proceeds from sales of FHLB and FRB stock	18,819	—
Net increase in loans	(81,160)	(82,699)
Purchases of premises and equipment, net	(4,168)	(2,269)
Proceeds from sale of repossessed real estate	3,581	1,656
Proceeds from sale of fixed assets	3	—
Proceeds from sale of bank property held for sale	2,403	3,344
Net cash from bank acquisitions	81,293	—
Net cash provided by (used in) investing activities	$192,440	$(149,503)
Cash flows from financing activities:
Net increase in deposits	77,873	144,691
Net (decrease) increase in securities sold under agreement to repurchase	(2,831)	9,439
Net (decrease) increase in federal funds purchased	(45,838)	6,391
Net decrease in other borrowings	(157,920)	—
Net (decrease) in payable to shareholders for acquisitions	(1)	(12)
Stock options exercised	11,156	1,348
Proceeds from stock offering, net of offering costs	—	63,262
Stock repurchased	(980)	(743)
Dividends paid	(8,373)	(3,067)
Net cash (used in) provided by financing activities	$(126,914)	$221,309

Net increase in cash and cash equivalents	122,000	103,829
Cash and cash equivalents, beginning of period	280,619	175,654
Cash and cash equivalents, end of period	$402,619	$279,483

Transfer of loans to other real estate owned	$1,297	$1,824
Transfers of bank property to held for sale	$1,410	$—

Cash paid during the period for:
Interest	$8,640	$2,980
Income taxes	$—	$—

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Bank Corporation (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank, N.A. (“CenterState” or “Bank”), and non bank subsidiaries, R4ALL, Inc. and CSFL Insurance Corp. As of March 31, 2018, the Bank provides traditional deposit and lending products and services to its commercial and retail customers through 130 full service banking locations in 31 counties throughout Florida.

The Bank also operates a correspondent banking and capital markets division headquartered in Winter Haven, Florida, although the majority of its bond salesmen, traders and operational personnel are physically housed in leased facilities located in Birmingham, Alabama and Atlanta, Georgia. This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits and  fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States.

R4ALL, Inc. purchases troubled loans from the Bank and manages their eventual disposition.  CSFL Insurance Corp. is a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three month periods ended March 31, 2018 are not necessarily indicative of the results expected for the full year.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were no anti-dilutive stock options for the three month periods ending March 31, 2018 and 2017.  The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended March 31,
	2018	2017
Basic
Net income available to common shareholders	$35,636	$16,600
Less: Earnings allocated to participating securities	(29)	(41)
Net income allocated to common shareholders	$35,607	$16,559

Weighted average common shares outstanding
including participating securities	83,208,874	50,759,345
Less: Participating securities (1)	(69,133)	(127,334)
Average shares	83,139,741	50,632,011
Basic earnings per common share	$0.43	$0.33

Diluted
Net income available to common shareholders	$35,607	$16,559
Weighted average common shares outstanding for
basic earnings per common share	83,139,741	50,632,011
Add: Dilutive effects of stock based compensation awards	1,461,183	775,693
Average shares and dilutive potential common shares	84,600,924	51,407,704
Diluted earnings per common share	$0.42	$0.32

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or market.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. (Level 2)  In conjunction with the fair value election on loans held for sale, Mortgage banking began using derivative forward sales contracts and interest rate lock commitments on residential mortgage loans.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked (Level 3).

The fair value of interest rate swap derivatives is based on valuation models using observable market data as of the measurement date (Level 2). The derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2018
Assets:
Trading securities	$428	—	$428	—
Available for sale securities
Corporate debt securities	5,144	—	5,144	—
Obligations of U.S. government sponsored entities and agencies	45,351	—	45,351	—
Mortgage backed securities	1,408,170	—	1,408,170	—
Municipal securities	71,874	—	71,874	—
Loans held for sale, at fair value	28,485	—	28,485	—
Mortgage banking derivatives	667	—	—	667
Interest rate swap derivatives	55,553	—	55,553	—

Liabilities:
Mortgage banking derivatives	2	—	—	2
Interest rate swap derivatives	55,991	—	55,991	—

at December 31, 2017
Assets:
Trading securities	$6,777	—	$6,777	—
Available for sale securities
U.S. Treasury securities	5,200	—	5,200	—
Obligations of U.S. government sponsored entities and agencies	9,574	—	9,574	—
Mortgage backed securities	972,611	—	972,611	—
Municipal securities	72,758	—	72,758	—
Interest rate swap derivatives	42,480	—	42,480	—

Liabilities:
Interest rate swap derivatives	43,259	—	43,259	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2018, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

10%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans, other real estate owned and bank property held for sale are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2018
Assets:
Impaired loans
Commercial real estate	$3,169	—	—	$3,169
Commercial	1,041	—	—	1,041
Other real estate owned
Residential real estate	608	—	—	608
Commercial real estate	261	—	—	261
Land, land development and construction	1,696	—	—	1,696
Bank property held for sale	5,003	—	—	5,003

at December 31, 2017
Assets:
Impaired loans
Residential real estate	$2,423	—	—	$2,423
Commercial real estate	6,293	—	—	6,293
Land, land development and construction	292	—	—	292
Commercial	2,131	—	—	2,131
Consumer	57	—	—	57
Other real estate owned
Residential real estate	635	—	—	635
Commercial real estate	261	—	—	261
Land, land development and construction	1,481	—	—	1,481
Bank property held for sale	1,516	—	—	1,516

Impaired loans measured at fair value had a recorded investment of $4,408 with a valuation allowance of $198, at March 31, 2018, and a recorded investment of $11,673, with a valuation allowance of $477, at December 31, 2017. The Company recorded a provision for loan loss expense of $68 on these loans during the three month period ending March 31, 2018.  The Company recorded a provision for loan loss expense of $87 on impaired loans carried at fair value during the three month periods ending March 31, 2017.

Other real estate owned had a decline in fair value of $187 and $161, during the three month periods ending March 31, 2018 and 2017, respectively.  Changes in fair value were recorded directly to current earnings through non interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals.  The Company recognized an impairment charge of $1,449 and $77 during the three month periods ending March 31, 2018 and 2017, respectively, related to bank properties held for sale.

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

Loans, net: ASU 2016-1, "Recognition and Measurement of Financial Assets and Financial Liabilities," requires the Company to use the exit price notion when measuring fair value of financial instruments for disclosure purposes effective January 1, 2018, therefore the fair value presented in the following table may not be comparable to prior period.  For performing loans, the fair value is determined based on a discounted cash flow analysis (income approach).  The discounted cash flow was based on contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk resulting in Level 3 classification.  For non-performing loans, the fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts (asset approach) resulting in Level 3 classification.  At December 31, 2017, the fair values of loans, excluding loans held for sale, were estimated as follows: for variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans were valued as described previously.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at March 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$402,619	$402,619	$—	$—	$402,619
Trading securities	428	—	428	—	428
Investment securities available for sale	1,530,539	—	1,530,539	—	1,530,539
Investment securities held to maturity	227,966	—	222,538	—	222,538
FHLB and FRB stock	42,237	—	—	—	n/a
Loans held for sale, at fair value	28,485	—	28,485	—	28,485
Loans, less allowance for loan losses of $34,429	6,842,935	—	—	6,764,152	6,764,152
Mortgage banking derivatives	667	—	—	667	667
Interest rate swap derivatives	55,553	—	55,553	—	55,553
Accrued interest receivable	25,896	—	6,518	19,378	25,896

Financial liabilities:
Deposits- without stated maturities	$6,813,416	$6,813,416	$—	$—	$6,813,416
Deposits- with stated maturities	1,298,582	—	1,299,335	—	1,299,335
Securities sold under agreement to repurchase	49,602	—	49,602	—	49,602
Federal funds purchased	285,652	—	285,652	—	285,652
Corporate debentures	32,152	—	—	28,711	28,711
Mortgage banking derivatives	2	—	—	2	2
Interest rate swap derivatives	55,991	—	55,991	—	55,991
Accrued interest payable	2,111	—	2,111	—	2,111

		Fair value measurements
at December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$280,619	$280,619	$—	$—	$280,619
Trading securities	6,777	—	6,777	—	6,777
Investment securities available for sale	1,060,143	—	1,060,143	—	1,060,143
Investment securities held to maturity	232,399	—	231,615	—	231,615
FHLB and FRB stock	34,876	—	—	—	n/a
Loans held for sale	19,647	—	19,647	—	19,647
Loans, less allowance for loan losses of $32,825	4,740,396	—	—	4,731,514	4,731,514
Interest rate swap derivatives	42,480	—	42,480	—	42,480
Accrued interest receivable	18,628	—	5,370	13,258	18,628

Financial liabilities:
Deposits- without stated maturities	$4,727,840	$4,727,840	$—	$—	$4,727,840
Deposits- with stated maturities	832,683	—	845,039	—	845,039
Securities sold under agreement to repurchase	52,080	—	52,080	—	52,080
Federal funds purchased	331,490	—	331,490	—	331,490
Corporate debentures	26,192	—	—	22,363	22,363
Interest rate swap derivatives	43,259	—	43,259	—	43,259
Accrued interest payable	1,169	—	1,169	—	1,169

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three month periods ending March 31, 2018 and 2017.

	Three month period ending March 31, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$100,969	$2,190	$—	$—	$103,159
Interest expense	(6,207)	(1,072)	(862)	—	(8,141)
Net interest income (expense)	94,762	1,118	(862)	—	95,018
Provision for loan losses	(1,162)	(138)	—	—	(1,300)
Non interest income	14,915	8,123	—	—	23,038
Non interest expense	(69,997)	(5,610)	(389)	—	(75,996)
Net income (loss) before taxes	38,518	3,493	(1,251)	—	40,760
Income tax (provision) benefit	(8,499)	(885)	4,260	—	(5,124)
Net income	$30,019	$2,608	$3,009	$—	$35,636
Total assets	$9,843,219	$499,678	$1,585,585	$(1,580,486)	$10,347,996

	Three month period ending March 31, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$48,471	$2,632	$—	$—	$51,103
Interest expense	(1,927)	(537)	(318)	—	(2,782)
Net interest income (expense)	46,544	2,095	(318)	—	48,321
Provision for loan losses	(1,024)	29	—	—	(995)
Non interest income	8,053	6,449	—	—	14,502
Non interest expense	(32,443)	(4,746)	(854)	—	(38,043)
Net income (loss) before taxes	21,130	3,827	(1,172)	—	23,785
Income tax (provision) benefit	(6,414)	(1,476)	705	—	(7,185)
Net income (loss)	$14,716	$2,351	$(467)	$—	$16,600
Total assets	$4,858,409	$465,219	$666,542	$(661,174)	$5,328,996

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates primarily through the Bank providing traditional deposit and lending products and services to its commercial and retail customers through 130 full service banking locations in 31 counties throughout Florida.

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

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,000	$144	$—	$5,144
Obligations of U.S. government sponsored entities and agencies	45,754	137	540	45,351
Mortgage backed securities	1,441,918	211	33,959	1,408,170
Municipal securities	72,008	324	458	71,874
Total available-for-sale	$1,564,680	$816	$34,957	$1,530,539

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$5,000	$200	$—	$5,200
Obligations of U.S. government sponsored entities and agencies	10,000	—	426	9,574
Mortgage backed securities	982,565	752	10,706	972,611
Municipal securities	71,961	863	66	72,758
Total available-for-sale	$1,069,526	$1,815	$11,198	$1,060,143

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2018 include some securities acquired through the acquisitions of Sunshine Bancorp, Inc. (“Sunshine”) and HCBF Holding Company, Inc. (“Harbor”) on January 1, 2018. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities.  Sales of available for sale securities for the three months ended March 31, 2018 and 2017 were as follows:

For the three months ended:	March 31, 2018	March 31, 2017
Proceeds	$355,652	$—
Gross gains	68	—
Gross losses	90	—

The tax provision related to these net realized gains was ($6) and $0, respectively.

The fair value of available for sale securities at March 31, 2018 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due after one year through five years	$1,250	$1,248
Due after five years through ten years	3,270	3,215
Due after ten years through thirty years	117,849	118,299
Mortgage backed securities	1,408,170	1,441,918
Total available-for-sale	$1,530,539	$1,564,680

Available for sale securities pledged at March 31, 2018 and December 31, 2017 had a carrying amount (estimated fair value) of $828,745 and $255,788 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$7,787	$55	$9,515	$485	$17,302	$540
Mortgage backed securities	1,091,709	20,991	305,006	12,968	1,396,715	33,959
Municipal securities	38,843	458	—	—	38,843	458
Total temporarily impaired available-for-sale securities	$1,138,339	$21,504	$314,521	$13,453	$1,452,860	$34,957

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$9,574	$426	$9,574	$426
Mortgage backed securities	477,925	3,298	316,066	7,408	793,991	10,706
Municipal securities	11,698	66	—	—	11,698	66
Total temporarily impaired available-for-sale securities	$489,623	$3,364	$325,640	$7,834	$815,263	$11,198

At  March 31, 2018, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities or more likely than not will not be required to sell these securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

Held-to-Maturity

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of March 31, 2018 and December 31, 2017.

	March 31, 2018
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$95,733	$—	$2,742	$92,991
Municipal securities	132,233	845	3,531	129,547
Total held-to-maturity	$227,966	$845	$6,273	$222,538

	December 31, 2017
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$100,039	$—	$1,068	$98,971
Municipal securities	132,360	1,781	1,497	132,644
Total held to maturity	$232,399	$1,781	$2,565	$231,615

Held-to-maturity securities pledged at March 31, 2018 and December 31, 2017 had a carrying amount of $107,190 and $97,389 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At March 31, 2018, there were no holdings of held-to-maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held-to-maturity securities at March 31, 2018 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities held-to-maturity	Value	Cost
Due after five years through ten years	$—	$—
Due after ten years through thirty years	129,547	132,233
Mortgage backed securities	92,991	95,733
Total held-to-maturity	$222,538	$227,966

The following table shows the Company’s held-to-maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$54,004	$1,446	$38,987	$1,296	$92,991	$2,742
Municipal securities	41,001	866	36,605	2,665	77,606	3,531
Total temporarily impaired held-to-maturity securities	$95,005	$2,312	$75,592	$3,961	$170,597	$6,273

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$57,266	$451	$41,705	$617	$98,971	$1,068
Municipal securities	13,350	186	37,963	1,311	51,313	1,497
Total temporarily impaired held-to-maturity securities	$70,616	$637	$79,668	$1,928	$150,284	$2,565

At March 31, 2018, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities or more likely than not will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2018	December 31, 2017
Loans excluding PCI loans
Real estate loans
Residential	$1,529,314	$1,025,303
Commercial	3,696,369	2,546,143
Land, development and construction	415,853	235,816
Total real estate	5,641,536	3,807,262
Commercial	910,235	693,501
Consumer and other loans	131,590	107,480
Loans before unearned fees and deferred cost	6,683,361	4,608,243
Net unearned fees and costs	820	820
Total loans excluding PCI loans	6,684,181	4,609,063
PCI loans (note 1)
Real estate loans
Residential	71,644	59,975
Commercial	106,234	92,791
Land, development and construction	7,344	6,656
Total real estate	185,222	159,422
Commercial	7,620	4,444
Consumer and other loans	341	292
Total PCI loans	193,183	164,158
Total loans	6,877,364	4,773,221
Allowance for loan losses for loans that are not PCI loans	(34,154)	(32,530)
Allowance for loan losses for PCI loans	(275)	(295)
Total loans, net of allowance for loan losses	$6,842,935	$4,740,396

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended March 31, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(403)	—	(403)
Recoveries of loans previously charged-off	632	75	707
Net charge-offs	229	75	304
Provision for loan losses	1,395	(95)	1,300
Balance at end of period	$34,154	$275	$34,429

Three months ended March 31, 2017
Balance at beginning of period	$26,569	$472	$27,041
Loans charged-off	(902)	—	(902)
Recoveries of loans previously charged-off	685	—	685
Net recoveries	(217)	—	(217)
Provision for loan losses	1,169	(174)	995
Balance at end of period	$27,521	$298	$27,819

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended March 31, 2018
Beginning of the period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530
Charge-offs	(136)	—	—	(7)	(260)	(403)
Recoveries	274	94	—	6	258	632
Provision for loan losses	(394)	1,577	115	372	(275)	1,395
Balance at end of period	$5,747	$20,975	$1,294	$4,501	$1,637	$34,154

Three months ended March 31, 2017
Beginning of the period	$5,640	$14,713	$883	$3,785	$1,548	$26,569
Charge-offs	(86)	(14)	—	(528)	(274)	$(902)
Recoveries	216	279	37	53	100	$685
Provision for loan losses	(7)	635	143	234	164	$1,169
Balance at end of period	$5,763	$15,613	$1,063	$3,544	$1,538	$27,521

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended March 31, 2018
Beginning of the period	$—	$59	$222	$—	$14	$295
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	75	—	—	75
Provision for loan losses	—	—	(95)	—	—	(95)
Balance at end of period	$—	$59	$202	$—	$14	$275

Three months ended March 31, 2017
Beginning of the period	$54	$92	$312	$—	$14	$472
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	(4)	(34)	(136)	—	—	(174)
Balance at end of period	$50	$58	$176	$—	$14	$298

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of March 31, 2018	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$570	$—	$3	$205	$9	$787
Collectively evaluated for impairment	5,177	20,975	1,291	4,296	1,628	33,367
Purchased credit impaired	—	59	202	—	14	275
Total ending allowance balance	$5,747	$21,034	$1,496	$4,501	$1,651	$34,429

Loans:
Individually evaluated for impairment	$8,165	$8,311	$196	$2,553	$193	$19,418
Collectively evaluated for impairment	1,521,149	3,688,058	415,657	907,682	131,397	6,663,943
Purchased credit impaired	71,644	106,234	7,344	7,620	341	193,183
Total ending loan balances	$1,600,958	$3,802,603	$423,197	$917,855	$131,931	$6,876,544

	Real Estate Loans
As of December 31, 2017	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$586	$—	$4	$206	$8	$804
Collectively evaluated for impairment	5,417	19,304	1,175	3,924	1,906	31,726
Purchased credit impaired	—	59	222	—	14	295
Total ending allowance balance	$6,003	$19,363	$1,401	$4,130	$1,928	$32,825

Loans:
Individually evaluated for impairment	$8,101	$8,218	$331	$3,497	$198	$20,345
Collectively evaluated for impairment	1,017,202	2,537,925	235,485	690,004	107,282	4,587,898
Purchased credit impaired	59,975	92,791	6,656	4,444	292	164,158
Total ending loan balance	$1,085,278	$2,638,934	$242,472	$697,945	$107,772	$4,772,401

The table below summarizes impaired loan data for the periods presented.

	Mar. 31, 2018	Dec. 31, 2017
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$11,294	$12,081
Nonperforming TDRs (these are included in NPLs)	1,235	698
Total TDRs (these are included in impaired loans)	12,529	12,779
Impaired loans that are not TDRs	6,889	7,566
Total impaired loans	$19,418	$20,345

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of March 31, 2018 and December 31, 2017 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of March 31, 2018	Accruing	Non Accrual	Total
Real estate loans:
Residential	$7,656	$408	$8,064
Commercial	2,828	712	3,540
Land, development, construction	196	—	196
Total real estate loans	10,680	1,120	11,800
Commercial	447	89	536
Consumer and other	167	26	193
Total TDRs	$11,294	$1,235	$12,529

As of December 31, 2017	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,737	$364	$8,101
Commercial	3,286	306	3,592
Land, development, construction	332	—	332
Total real estate loans	11,355	670	12,025
Commercial	556	—	556
Consumer and other	170	28	198
Total TDRs	$12,081	$698	$12,779

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $11 and partial charge offs of $11 on the TDR loans described above during the three month period ending March 31, 2018.  The Company recorded a provision for loan loss expense of $87 and partial charge-offs of $51 on TDR loans during the three month periods ending March 31, 2017.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 90% of our TDRs are current pursuant to their modified terms, and $1,235, or approximately 10% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three month period ending March 31, 2018 were $1,563.  The Company recorded no loan loss provision for loans modified during the three month period ending March 31, 2018.   Loans modified as TDRs during the three month periods ending March 31, 2017 were $70.  The Company recorded a loan loss provision of $2 for loans modified during the three month period ending March 31, 2017.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending March 31, 2018 and 2017.

	Period ending		Period ending
	March 31, 2018		March 31, 2017
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	—	$—	—	$—
Commercial real estate	1	174	1	456
Land, development, construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Consumer and other	—	—	—	—
Total	1	$174	1	$456

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company recorded a provision for loan loss expense of $2 and partial charge offs of $2 on TDR loans that subsequently defaulted as described above during the three month period ending March 31, 2018.  The Company recorded a provision for loan loss expense of $5 and partial charge offs of $5 on TDR loans that subsequently defaulted as described above during the three month period ending March 31, 2017, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2018 and December 31, 2017, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of March 31, 2018	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,977	$4,839	$—
Commercial real estate	8,775	8,311	—
Land, development, construction	94	76	—
Commercial and industrial	2,366	2,034	—
Consumer, other	135	123	—

With an allowance recorded:
Residential real estate	3,471	3,326	570
Commercial real estate	—	—	—
Land, development, construction	138	120	3
Commercial and industrial	522	519	205
Consumer, other	77	70	9
Total	$20,555	$19,418	$787

As of December 31, 2017	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,945	$4,818	$—
Commercial real estate	8,973	8,218	—
Land, development, construction	260	210	—
Commercial and industrial	3,374	2,968	—
Consumer, other	142	127	—

With an allowance recorded:
Residential real estate	3,426	3,283	586
Commercial real estate	—	—	—
Land, development, construction	140	121	4
Commercial and industrial	531	529	206
Consumer, other	78	71	8
Total	$21,869	$20,345	$804

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended March 31, 2018	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,133	$77	$—
Commercial	8,264	12	—
Land, development, construction	264	3	—
Total real estate loans	16,661	92	—

Commercial and industrial	3,025	6	—
Consumer and other loans	195	2	—
Total	$19,881	$100	$—

Three months ended March 31, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,962	$61	$—
Commercial	8,910	35	—
Land, development, construction	706	4	—
Total real estate loans	17,578	100	—

Commercial and industrial	1,625	8	—
Consumer and other loans	227	2	—
Total	$19,430	$110	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Mar. 31, 2018	Dec. 31, 2017
Non accrual loans	$23,096	$17,288
Loans past due over 90 days and still accruing interest	—	—
Total non performing loans	$23,096	$17,288

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and December 31, 2017, excluding purchased credit impaired loans:

As of March 31, 2018	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$10,135	$—
Commercial real estate	8,920	—
Land, development, construction	664	—
Commercial	2,660	—
Consumer, other	717	—
Total	$23,096	$—

As of December 31, 2017	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,107	$—
Commercial real estate	6,549	—
Land, development, construction	138	—
Commercial	3,121	—
Consumer, other	373	—
Total	$17,288	$—

The following table presents the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of March 31, 2018
Residential real estate	$1,529,314	$5,032	$2,093	$—	$7,125	$1,512,054	$10,135
Commercial real estate	3,696,369	10,121	2,484	—	12,605	3,674,844	8,920
Land/dev/construction	415,853	1,633	544	—	2,177	413,012	664
Commercial	910,235	2,018	2,017	—	4,035	903,540	2,660
Consumer	131,590	448	161	—	609	130,264	717
	$6,683,361	$19,252	$7,299	$—	$26,551	$6,633,714	$23,096

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2017
Residential real estate	$1,025,303	$3,568	$1,821	$—	$5,389	$1,012,807	$7,107
Commercial real estate	2,546,143	1,158	2,272	—	3,430	2,536,164	6,549
Land/dev/construction	235,816	2,807	189	—	2,996	232,682	138
Commercial	693,501	568	763	—	1,331	689,049	3,121
Consumer	107,480	471	48	—	519	106,588	373
	$4,608,243	$8,572	$5,093	$—	$13,665	$4,577,290	$17,288

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, as of March 31, 2018 and December 31, 2017.   The increase in loans categorized as special mention between the periods presented is due to the acquisitions of Sunshine and Harbor on January 1, 2018.

		As of March 31, 2018
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$1,484,417	$25,002	$19,895	$—
Commercial real estate	3,528,211	139,561	28,597	—
Land/dev/construction	397,699	17,376	778	—
Commercial	887,748	17,324	5,163	—
Consumer	130,814	158	618	—
Total	$6,428,889	$199,421	$55,051	$—

		As of December 31, 2017
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$987,472	$20,435	$17,396	$—
Commercial real estate	2,411,085	115,942	19,116	—
Land/dev/construction	217,555	17,699	562	—
Commercial	674,764	14,186	4,551	—
Consumer	106,735	139	606	—
Total	$4,397,611	$168,401	$42,231	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of March 31, 2018 and December 31, 2017:

As of March 31, 2018	Residential	Consumer
Performing	$1,519,179	$130,873
Nonperforming	10,135	717
Total	$1,529,314	$131,590

As of December 31, 2017	Residential	Consumer
Performing	$1,018,196	$107,107
Nonperforming	7,107	373
Total	$1,025,303	$107,480

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2018 and December 31, 2017. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Mar. 31, 2018	Dec. 31, 2017
Contractually required principal and interest	$315,277	$248,283
Non-accretable difference	(50,237)	(13,183)
Cash flows expected to be collected	265,040	235,100
Accretable yield	(71,857)	(70,942)
Carrying value of acquired loans	193,183	164,158
Allowance for loan losses	(275)	(295)
Carrying value less allowance for loan losses	$192,908	$163,863

The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified $1,727 and $3,804 from non-accretable difference to accretable yield during the three month periods ending March 31, 2018 and 2017 to reflect its adjusted estimates of future expected cash flows.   The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month periods ending March 31, 2018 and 2017.

Activity during the		Effect of	income	all other
three month period ending March 31, 2018	Dec. 31, 2017	acquisitions	accretion	adjustments	Mar. 31, 2018
Contractually required principal and interest	$248,283	$88,705	$—	$(21,711)	$315,277
Non-accretable difference	(13,183)	(38,164)	—	1,110	(50,237)
Cash flows expected to be collected	235,100	50,541	—	(20,601)	265,040
Accretable yield	(70,942)	(6,278)	7,718	(2,355)	(71,857)
Carry value of acquired loans	$164,158	$44,263	$7,718	$(22,956)	$193,183

Activity during the		Effect of	income	all other
three month period ending March 31, 2017	Dec. 31, 2016	acquisitions	accretion	adjustments	Mar. 31, 2017
Contractually required principal and interest	$297,821	$—	$—	$(21,883)	$275,938
Non-accretable difference	(18,372)	—	—	7,946	(10,426)
Cash flows expected to be collected	279,449	—	—	(13,937)	265,512
Accretable yield	(93,525)	—	8,525	(4,454)	(89,454)
Carry value of acquired loans	$185,924	$—	$8,525	$(18,391)	$176,058

NOTE 7:  Loans Held for Sale

For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or market.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  This change was accounted for on a prospective basis.  Net gains from changes in estimated fair value of mortgage loans held for sale were $363 at March 31, 2018. No loans held for sale at March 31, 2018 were past due or on nonaccrual.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the activity in mortgage loans held for sale during the three month periods ending March 31, 2018 and 2017.

	Three month periods ended
	Mar. 31, 2018	Mar. 31, 2017
Beginning balance	$19,647	$2,285
Effect from acquisitions	6,124	—
Loans originated	58,098	10,722
Proceeds from sales	(57,321)	(10,601)
Change in fair value	363	—
Net realized gain on sales	1,574	231
Ending balance	$28,485	$2,637

As loans are closed, they are typically sold at prices specified in the forward contracts.  Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts.  Derivative mortgage loan commitments, or interest rate locks, are also utilized and relate to the origination of a mortgage that will be held for sale upon funding.   The Company uses these derivative financial instruments on its loans held for sale to manage interest rate risk and not for speculative purposes.   The table below summarizes the notional amounts for interest rate lock commitments and best efforts forward trades pertaining to loans held for sale at March 31, 2018.

Notional
Interest rate lock commitments	$45,488
Best efforts forward trades	62,426
Total derivative instruments	$107,914

Mortgage banking derivatives used in the ordinary course of business consist of forward sales contracts and interest rate lock commitments on residential mortgage loans.  Forward sales contracts represent future commitments to deliver loans at a specified price and by a specified date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale.  Rate lock commitments represent commitments to fund loans at a specific rate and by a specified expiration date.  These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

NOTE 8: Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $49,602 at March 31, 2018 compared to $52,080 at December 31, 2017.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of March 31, 2018	Securities	Securities	Total
Market value of securities pledged	$73,813	$437	$74,250
Borrowings related to pledged amounts	49,537	65	49,602
Market value pledged as a % of borrowings	149%	672%	150%

As of December 31, 2017
Market value of securities pledged	$59,239	$443	$59,682
Borrowings related to pledged amounts	52,030	50	52,080
Market value pledged as a % of borrowings	114%	886%	115%

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Central Florida markets and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three month periods ending March 31, 2018 and 2017, respectively, the Company incurred approximately $0 and $232 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the April 1, 2017 purchase date.

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

The Company’s primary reasons for the transaction were to expand its market share in the Central Florida market, together with its acquisition of Platinum as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 19% and 17%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three month periods ending March 31, 2018 and 2017, respectively, the Company incurred approximately $148 and $627 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the May 1, 2017 purchase date.

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

Acquisition of Sunshine Bancorp, Inc.

On January 1, 2018, the Company completed its acquisition of Sunshine Bancorp, Inc. (“Sunshine”) whereby Sunshine merged with and into the Company. Pursuant to and simultaneously with the merger of Sunshine with and into the Company, Sunshine’s wholly owned subsidiary bank, Sunshine Bank merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three month period ending March 31, 2018, the Company incurred approximately $2,071 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $118,342 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

The Company acquired 100% of the outstanding common stock of Sunshine. The purchase price consisted of stock plus cash in lieu of fractional shares. Each share of Sunshine common stock was exchanged for 0.89 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on December 29, 2017, the resulting purchase price was $187,852.

The table below summarizes the purchase price calculation.

Number of shares of Sunshine common stock outstanding at December 31, 2017	7,922,479
Per share exchange ratio	0.89
Number of shares of CenterState common stock less 361 of fractional shares	7,050,645
CenterState common stock price per share on December 29, 2017	$25.73
Fair value of CenterState common stock issued	$181,413
Cash consideration paid for 361 of fractional shares	7
Total consideration to be paid to Sunshine common shareholders	$181,420
Fair value of Sunshine stock options converted to CenterState stock options	6,432
Total Purchase Price for Sunshine	$187,852

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the January 1, 2018 purchase date.

January 1, 2018
Assets:
Cash and cash equivalents	$47,056
Loans, held for investment	676,090
Purchased credit impaired loans	8,232
Loans held for sale	430
Investments	93,006
Accrued interest receivable	2,170
Branch real estate	9,375
Furniture and fixtures	916
Bank property held for sale	9,503
FHLB stock	4,875
Bank owned life insurance	23,101
Core deposit intangible	8,525
Goodwill	118,342
Deferred tax asset	13,067
Other assets	624
Total assets acquired	$1,015,312
Liabilities:
Deposits	$719,039
Federal Home Loan Bank advances	95,001
Securities sold under agreement to repurchase	353
Subordinated notes	11,000
Accrued interest payable	457
Other liabilities	1,610
Total liabilities assumed	$827,460

In the acquisition, the Company acquired $684,322 of loans at fair value, net of $22,657, or 3.2%, estimated discount to the outstanding principal balance, representing 14.3% of the Company’s total loans at December 31, 2017. Of the total loans acquired, management identified $8,232 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of January 1, 2018 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$21,598
Non-accretable difference	(12,213)
Cash flows expected to be collected	9,385
Accretable yield	(1,153)
Total purchased credit-impaired loans acquired	$8,232

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book	Fair
	Balance	Value
Loans:
Single family residential real estate	$148,342	$146,057
Commercial real estate	375,377	371,323
Construction/development/land	58,530	57,331
Commercial loans	104,811	99,650
Consumer and other loans	1,770	1,729
Purchased credit-impaired	18,149	8,232
Total earning assets	$706,979	$684,322

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $8,525, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Acquisition of HCBF Holding Company, Inc.

On January 1, 2018, the Company completed its acquisition of HCBF Holding Company, Inc. (“Harbor”) whereby Harbor merged with and into the Company. Pursuant to and simultaneously with the merger of Harbor with and into the Company, Harbor’s wholly owned subsidiary bank, Harbor Bank merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 33% and 32%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three month period ending March 31, 2018, the Company incurred approximately $5,789 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $233,694 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

The Company acquired 100% of the outstanding common stock of Harbor. The purchase price consisted of both cash and stock. Each share of Harbor common stock was exchanged for $1.925 cash and 0.675 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on December 29, 2017, the resulting purchase price was $448,236.

The table below summarizes the purchase price calculation.

Number of shares of Harbor common stock outstanding at December 31, 2017	22,299,082
Per share exchange ratio	0.675
Number of shares of CenterState common stock less 241 of fractional shares	15,051,639
CenterState common stock price per share on December 29, 2017	$25.73
Fair value of CenterState common stock issued	$387,279

Number of shares of Harbor common stock outstanding at December 31, 2017	22,299,082
Cash consideration each Harbor share is entitled to receive	$1.925
Total Cash Consideration plus $6 for 241 of fractional shares	$42,932

Total Stock Consideration	$387,279
Total Cash Consideration	42,932
Total consideration to be paid to Harbor common shareholders	$430,211
Fair value of Harbor stock options converted to CenterState stock options	$18,025
Total Purchase Price for Harbor	$448,236

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the January 1, 2018 purchase date.

January 1, 2018
Assets:
Cash and cash equivalents	$77,176
Loans, held for investment	1,290,004
Purchased credit impaired loans	36,031
Loans held for sale	5,694
Investments	585,297
Accrued interest receivable	5,847
Branch real estate	34,035
Furniture and fixtures	3,571
Bank property held for sale	14,140
FHLB stock	8,582
Bank owned life insurance	39,089
Other real estate owned	5,144
Core deposit intangible	23,625
Goodwill	233,694
Deferred tax asset	13,698
Other assets	3,442
Total assets acquired	$2,379,069
Liabilities:
Deposits	$1,755,155
Federal Home Loan Bank advances	157,919
Corporate debentures	5,872
Accrued interest payable	478
Other liabilities	11,409
Total liabilities assumed	$1,930,833

In the acquisition, the Company acquired $1,326,035 of loans at fair value, net of $40,438, or 3.0%, estimated discount to the outstanding principal balance, representing 27.8% of the Company’s total loans at December 31, 2017. Of the total loans acquired, management identified $36,031 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of January 1, 2018 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$67,107
Non-accretable difference	(25,951)
Cash flows expected to be collected	41,156
Accretable yield	(5,125)
Total purchased credit-impaired loans acquired	$36,031

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book	Fair
	Balance	Value
Loans:
Single family residential real estate	$370,611	$363,559
Commercial real estate	636,517	627,900
Construction/development/land	149,547	146,639
Commercial loans	113,818	110,630
Consumer and other loans	41,660	41,276
Purchased credit-impaired	54,320	36,031
Total earning assets	$1,366,473	$1,326,035

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $23,625, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Pro-forma information

Pro-forma data for the three month period ending March 31, 2017 listed in the table below presents pro-forma information as if the Platinum, Gateway, Sunshine and Harbor acquisitions occurred at the beginning of 2017.  Because the Platinum and Gateway closed on April 1, 2017 and May 1, 2017, respectively, and Sunshine and Harbor transactions both closed on January 1, 2018, there is no pro-forma information for the three month period ending March 31, 2018 as Platinum, Gateway, Sunshine and Harbor actual results are included in the current reported figures. Merger related expenses for both Platinum, Gateway, Sunshine and Harbor have not been included in the pro forma data below as the pro forma adjustments do not give consideration to non-recurring items, the impact of possible cost savings, expense  efficiencies, synergies, strategy modifications, asset dispositions or other actions that may resulted from the acquisitions of Platinum, Gateway, Sunshine and Harbor.

Three months ended
Mar. 31, 2017
Net interest income	$90,920
Net income available to common shareholders	$27,154
EPS - basic	$0.33
EPS - diluted	$0.32

The disclosures regarding the results of operations for Platinum, Gateway, Sunshine and Harbor subsequent to their respective acquisition dates are omitted as this information is not practical to obtain.  The Company converted Platinum, Gateway and Sunshine’s core systems in the same quarter as their respective acquisition date.  Although the Company did not convert Harbor’s core system in the first quarter of 2018, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Harbor’s results of operation on a stand-alone basis.

NOTE 10:  Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At March 31, 2018 and December 31, 2017, the notional amount of such arrangements was $4,077,941 and $3,740,430, respectively, and investment securities with a fair value of $22,152 and $19,048 were pledged as collateral to the third party dealers.  The Company pledged $18,438 and $16,991 of cash as collateral to the third party dealers at March 31, 2018 and December 31, 2017, respectively, in addition to the investment securities pledged.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the interest rate swap derivative instruments is as follows:

	Mar. 31, 2018	Dec. 31, 2017
Notional amount	$4,077,941	$3,740,430
Weighted average pay rate on interest-rate swaps	3.19%	3.00%
Weighted average receive rate on interest rate swaps	3.19%	3.00%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$55,553	$42,480
Fair value of interest rate swap derivatives (liability)	$55,991	$43,259

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 11:  Revenue from Contracts with Customers

On January 1, 2018, the Company adopted 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company concluded that there is no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 or the presentation of revenue as gross versus net. No adjustment to retained earnings was required on the adoption date.  Because there is no change to the timing and pattern of revenue recognition, there are no material changes to the Company’s processes and internal controls.  Expanded disclosures including disaggregation of revenues and descriptions of performance obligations required by ASU 2014-09 are included below. The Company adopted ASU 2014-09 in the first quarter of 2018, and management determined during the assessment of the Company’s revenue streams that.

There are two reasons ASU 2014-09 did not have an impact to the Company.  First, the majority of revenues are interest earned and gain on sales of loans, investment securities and other financial instruments, all of which are unaffected as they are outside the scope of ASU 2014-09.  Secondly, the Company’s non-interest income revenue streams such as service charges on deposits, treasury management fees, wealth advisory fees, fixed income sales, and correspondent bank fees, are all within the scope of ASU 2014-09.  However, ASC Topic 606 focuses on revenues from contracts earned over time, but all of these in-scope noninterest income revenue streams are governed by agreements that do not have an enforceable, contractual term.  Given the cancellable-at-will structure, ASC Topic 606 views these contracts as agreements-at-will without a defined term, the revenues of which are immediately recognized.  The revenue recognition timing is identical compared to previous revenue recognition standards.

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  ASU 2014-09 requires disclosure of sufficient information to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  A description of the Company’s revenue streams accounted for under ASC 606 as well as an explanation of why they are not impacted are as follows:

Revenues by Operating Segment/Line of Business

Service Charges on Deposit Accounts

The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services.  Transaction-based fees, which include but are not limited to: services such as ATM use fees, stop payment charges, statement rendering, ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over wich the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

Treasury Management

The Company earns fees for Treasury Management products and services which include but are not limited to online cash management, remote deposit capture, positive pay, and lockboxes.  Similar to the above service charges on deposit accounts above, these fees are also recognized at either the time the transaction or at the end of the month in the case where service obligations are provided over the course of each month.  Even though a customer’s Treasury Management agreement may provide for services over an indefinite period of time, the customer is free to end the agreement at will without penalty.  This structure is viewed as an at-will agreement under ASC 606, the revenues of which are recognized immediately.

Wealth Management &Advisory

The Company has contracted with a third party to provide wealth management and investment brokerage services on behalf of the Company.  All fees earned by the Company from Wealth Management and Advisory activities are in the form of a revenue sharing agreement.  The Company acts as agent in this agreement, and as such, ASC 606 deems the third party to be the customer of the Company as opposed to those individual and entities receiving the wealth advisory services.  The agreed-upon portion of revenues generated by the third party for services provided other entities and individuals are owed and remitted to the Company at the end of each month, at which time all performance obligations of the Company are fulfilled.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Correspondent Banking

The company earns revenues from a variety of services to other financial institutions including but not limited to correspondent banking, cash and clearing, safekeeping, wire transfers, international services, bond accounting, and others.  Fixed income sales are discussed separately.  While there is a significant variety of a la carte services, all (except fixed income sales) are either billed as incurred or are subject to monthly billing, at which point the performance obligation have been fulfilled.  Even though a Correspondent agreement may provide for services over an indefinite period of time, the customer is free to end the agreement at will without penalty.  This structure is viewed as an at-will agreement under ASC 606, the revenues of which are recognized immediately.

Fixed Income Sales

The company earns commission revenues from the sale of fixed income securities to institutional investors.  These revenues are earned and collected at each individual sale, and the sale is the sole performance obligation.  There are no minimum orders or future performance obligations or deferred recognition requirements.

Trust

The Company sold its Trust Department in December 2017.  While there would have been ASC Topic 606 revenue recognition timing implications, the sale prior to December 31, 2017 removed these revenues from consideration.  Trust revenues are displayed for prior periods only.

Prepaid Cards

The Company earns revenues from prepaid card interchange fees and maintenance fees. Interchange fees from cardholder transactions represent a portion of the underlying transaction value and are recognized daily, concurrently with the transaction processing services to the cardholder.  Similar to fees from deposits accounts, maintenance fees are earned over the performance obligation period, after which all obligations have been fulfilled.

Credit Cards

The Company earns revenues from a revenue sharing agreent with a third party who provides credit card services for Company customers.  Similar to the Wealth Management and Advisory revenue sharing agreement discussed above, the Company is the agent and the third party is the customer.  The revenue sharing agreement calculates fees owed to the Company based on interchange and application amounts and levels.  These share of fees are remitted to the Company each month, at which time the performance obligation is fulfilled.

Debit Card Interchange Income

The Company earns interchange fees from debit cardholder transactions through the MasterCard payment network.  Interchange fees form cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Gains/Losses on Sales of OREO

The Company records a gain or loss form the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  There are no ASC 606 implications unless the Company finances the sale of OREO.  There are no instances of the Company financing the sale of one of its OREO properties as of March 31, 2018.

Contract Balances

The Contract Balances disclosure requirement is not relevant, as no revenues are earned over time that would require the monitoring of contract balances.  The Performance Obligations disclosure requirements call for a description of when performance obligations are satisfied, significant payment terms, nature of goods or services promised, and obligations for returns, refunds, and warranties.  This is already addressed within various areas of our public filings, though some reorganization and clarification will be needed for this purpose.

NOTE 12:  Recently Issued Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. Starting with the first quarter of 2018, the Company began using an exit price notion when measuring the fair value of its loan portfolio, excluding loans held for sale, for disclosure purposes.  The new guidance did not impact the Company's Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products.” The amendments of this ASU narrowly address breakage, which is the monetary amount of the card that ultimately is not redeemed by the cardholder for prepaid stored-value products that are redeemable for monetary values of goods or services but may also be redeemable for cash. Examples of prepaid stored-value products included in this amendment are prepaid gift cards issued by specific payment networks and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler’s checks. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted ASU 2016-04 during the first quarter of 2018 but there was no material impact to the financial statements as a result of the adoption of the new standard.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted ASU 2017-01 but there was no impact to the financial statements as a result of the adoption of the new standard.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, “Compensation—Stock Compensation,” to a change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the  classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company adopted the new guidance but it did not have a material impact on the Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  On December 22, 2017, the U.S. federal government enacted the Tax Act.  Stakeholders in the banking and insurance industries expressed concern about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations).  Those stakeholders asserted that because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) do not reflect the appropriate tax rate. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

comprehensive income as required by GAAP.  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Act; the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued.  The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company early adopted this update which resulted in a reclassification of $1,241 from accumulated other comprehensive income to retained earnings for stranded tax effects for the year ended December 31, 2017.

Note 13:  Subsequent Events

Announced of Acquisition of Charter Financial Corporation

On April 24, 2018, the Company entered into a definitive agreement to acquire Charter Financial Corporation (“Charter”), whereby Charter will merge with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s subsidiary bank and Charter’s subsidiary bank, CharterBank, will merge with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of Charter common stock converted into the right to receive 0.738 shares of the Company’s common stock and $2.30 in cash.  The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the fourth quarter of 2018 subject to customary closing conditions, including receipt of all applicable regulatory approvals and shareholder approval of Charter. The Company’s primary reasons for the transaction are to expand its franchise into Georgia and Alabama, further solidify its market share in Florida, expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  CharterBank, which is headquartered in West Point, Georgia, operates 22 banking locations.  As of March 31, 2018, Charter reported total assets of $1,653,916, total loans of $1,162,996 and total deposits of $1,349,261.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the impact on failing to implement our business strategy, including our growth and acquisition strategy; the ability to successfully integrate our acquisitions; additional capital requirements due to our growth plans; the impact of an increase in our asset size to over $10 billion; the risks of changes in interest rates and the level and composition of deposits, loan demand, the credit and other risks in our loan portfolio and the values of loan collateral; the impact of us not being able to manage our risk; the impact on a loss of management or other experienced employees; the impact if we failed to maintain our culture and attract and retain skilled people; the risk of changes in technology and customer preferences; the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely including as a result of cyber-attacks; or material regulatory liability in areas such as BSA or consumer protection; reputational risks from such failures or liabilities or other events; legislative and regulatory changes; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

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

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2018 AND DECEMBER 31, 2017

Overview

Our total assets increased approximately 45% from December 31, 2017 to March 31, 2018, to approximately $10.3 billion, primarily due to the acquisitions of Sunshine and Harbor, which were completed on January 1, 2018.  In addition to the growth through acquisitions, organic loan growth during the period was 8% annualized, supported by deposit growth of $77,281, or 6% annualized.  Our loan to deposit ratio was 84.8% and 85.8% at March 31, 2018 and December 31, 2017, respectively.

Due to consolidated assets in excess of $10 billion, the Company is now subject to additional regulations and oversight that can affect our revenues and expenses. Such regulations and oversight include increased expectations with respect to risk management and information security, annual required stress tests using various scenarios established by federal regulators, transfer of examination over compliance with consumer and small business laws from the Office of the Comptroller of the Currency to the Consumer Financial Protection Bureau (“CFPB”), increased deposit insurance premium assessments based on a new scorecard issued by the FDIC, and no longer being exempt from the requirements of the Federal Reserve’s rules limiting certain  interchange transaction fees for debit cards on institutions over $10 billion in assets.   We expect to expend additional resources to comply with these and other additional applicable regulatory requirements. Increased deposit insurance assessments can result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. Finally, a failure to meet prudential risk management standards and stress testing requirements or compliance with consumer lending laws could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

On April 24, 2018, the Company entered into a definitive merger agreement to acquire Charter Financial Corporation (“Charter”), the parent company of CharterBank, a federally-chartered savings bank headquartered in West Point, Georgia. Immediately upon completion of the merger, CharterBank will merge into CenterState Bank. Based on March 31, 2018 and excluding purchase accounting, the combined company has pro forma total assets of  $12.0 billion, gross loans of $8.0 billion and deposits of $9.5 billion, and will expand the Company’s presence in Georgia and Alabama and further strengthen the Company’s presence in Florida markets.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $294,267 at March 31, 2018 (approximately 3% of total assets) as compared to $195,057 at December 31, 2017 (approximately 3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $1,530,539 at March 31, 2018 (approximately 15% of total assets) compared to $1,060,143 at December 31, 2017 (approximately 15% of total assets), an increase of $470,396 or 44%, which was mainly attributable to securities acquired from Harbor. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	Three month periods ended
	Mar. 31, 2018	Mar. 31, 2017
Beginning balance	$6,777	$12,383
Purchases	46,940	25,934
Proceeds from sales	(53,289)	(38,398)
Net realized gain on sales	(9)	81
Net unrealized gains	9	—
Ending balance	$428	$—

Investment securities held to maturity

At March 31, 2018, we had $227,966 (unamortized cost basis) of securities with an estimated fair value of $222,538, resulting in a net unrecognized loss of $5,428, compared to $232,399 (unamortized cost basis) of securities with an estimated fair value of $231,615 and a net unrecognized loss of $784 at December 31, 2017.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a mortgage loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or market.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  This change was accounted for on a prospective basis.  Net gains from changes in estimated fair value of mortgage loans held for sale were $363 at March 31, 2018. Gains and losses on the sale of mortgage loans held for sale and changes in fair value are included as a components of mortgage banking revenue which are reported in non-interest income in our Condensed Consolidated Statement of Income and Comprehensive Income.

The table below presents  the activity in this portfolio for the periods indicated.

	Three month periods ended
	Mar. 31, 2018	Mar. 31, 2017
Beginning balance	$19,647	$2,285
Effect from acquisitions	6,124	—
Loans originated	58,098	10,722
Proceeds from sales	(57,321)	(10,601)
Change in fair value	363	—
Net realized gain on sales	1,574	231
Ending balance	$28,485	$2,637

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the three month period ended March 31, 2018, were $6,837,979   or 77.1%  of average earning assets, as compared to $3,483,481 , or 74.1%  of average earning assets, for the three month period ending March 31, 2017. Total loans at March 31, 2018 and December 31, 2017 were $6,877,364 and $4,773,221, respectively. This represents a loan to total asset ratio of 66.5% and 67.0% and a loan to deposit ratio of 84.8% and 85.8%, at March 31, 2018 and December 31, 2017, respectively.

Non-PCI loans

At March 31, 2018, we have total Non-PCI loans of $6,684,181.  Total new loans originated during the three month period ended March 31, 2018 approximated $534 million, of which $357 million were funded at the time of origination. About 36% of funded loan origination was non-owner occupied commercial real estate (“CRE”); 26% owner occupied CRE, 13% single family residential, 15% commercial and industrial (“C&I”), 6% land, development & construction and 4% were all other. Approximately 31% of the funded loan production was floating rate, 28% was other variable rate and 41% was fixed rate.  The weighted average tax equivalent interest rate on funded loans was approximately 5.07% during the three month period.  The loan origination pipeline is approximately $801 million at March 31, 2018 compared to $564 million at December 31, 2017.

The graph below summarizes new loan originations and funded loan production, excluding acquired loans purchased pursuant to acquisitions, over the past nine quarters.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at March 31, 2018 were $193,183 compared to $164,158 at December 31, 2017.

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

Total loans at March 31, 2018 were $6,877,364. Of this amount, approximately 84.7% are collateralized by real estate, 13.3% are commercial non real estate loans and the remaining 2.0% are consumer and other non real estate loans. We have $1,600,958 of single family residential loans which represents about 23% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 55.3% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2018	December 31, 2017
Loans excluding PCI loans
Real estate loans
Residential	$1,529,314	$1,025,303
Commercial	3,696,369	2,546,143
Land, development and construction	415,853	235,816
Total real estate	5,641,536	3,807,262
Commercial	910,235	693,501
Consumer and other loans	131,590	107,480
Loans before unearned fees and deferred cost	6,683,361	4,608,243
Net unearned fees and costs	820	820
Total loans excluding PCI loans	6,684,181	4,609,063
PCI loans (note 1)
Real estate loans
Residential	71,644	59,975
Commercial	106,234	92,791
Land, development and construction	7,344	6,656
Total real estate	185,222	159,422
Commercial	7,620	4,444
Consumer and other loans	341	292
Total PCI loans	193,183	164,158
Total loans	6,877,364	4,773,221
Allowance for loan losses for loans that are not PCI loans	(34,154)	(32,530)
Allowance for loan losses for PCI loans	(275)	(295)
Total loans, net of allowance for loan losses	$6,842,935	$4,740,396
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	March 31, 2018	December 31, 2017
Originated Loans
Real estate loans
Residential	$665,238	$656,073
Commercial	1,644,859	1,489,706
Land, development and construction loans	152,633	134,748
Total real estate loans	2,462,730	2,280,527
Commercial loans	576,011	535,777
Consumer and other loans	86,002	102,226
Total loans before unearned fees and costs	3,124,743	2,918,530
Unearned fees and costs	820	820
Total originated loans	3,125,563	2,919,350

Acquired Loans (1)
Real estate loans
Residential	864,076	369,230
Commercial	2,051,510	1,056,437
Land, development and construction loans	263,220	101,068
Total real estate loans	3,178,806	1,526,735
Commercial loans	334,224	157,724
Consumer and other loans	45,588	5,254
Total acquired loans	3,558,618	1,689,713

PCI loans
Real estate loans
Residential	71,644	59,975
Commercial	106,234	92,791
Land, development and construction loans	7,344	6,656
Total real estate loans	185,222	159,422
Commercial loans	7,620	4,444
Consumer and other loans	341	292
Total PCI loans	193,183	164,158

Total Loans	$6,877,364	$4,773,221

(1)	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016);
•	Hometown of Homestead Banking Company acquisition (year 2016);
•	Platinum Bank Holding Company (year 2017); and
•	Gateway Financial Holdings of Florida, Inc. (year 2017);
•	Sunshine Bancorp, Inc. (year 2018)
•	HCBF Holding Company, Inc. (year 2018)

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at March 31, 2018 and December 31, 2017.

	Mar. 31, 2018			Dec. 31, 2017			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$3,111,870	$31,140	1.00%	$2,902,904	$29,385	1.01%	$208,966	$1,755	(1)	bps
Impaired originated loans	13,693	786	5.74%	16,446	804	4.89%	(2,753)	(18)	85	bps
Total originated loans	3,125,563	31,926	1.02%	2,919,350	30,189	1.03%	206,213	1,737	(1)	bps

Acquired loans (2)	3,552,893	2,227	0.06%	1,685,814	2,341	0.14%	1,867,079	(114)	(8)	bps
Impaired acquired loans (1)	5,725	1	0.02%	3,899	—	—	1,826	1	2	bps
Total acquired loans	3,558,618	2,228	0.06%	1,689,713	2,341	0.14%	1,868,905	(113)	(8)	bps

Total non-PCI loans	6,684,181	34,154		4,609,063	32,530		2,075,118	1,624
PCI loans	193,183	275		164,158	295		29,025	(20)
Total loans	$6,877,364	$34,429		$4,773,221	$32,825		$2,104,143	$1,604

(1)	These are loans that were acquired as performing loans that subsequently became impaired.
(2)

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at March 31, 2018 was approximately $48,815 or 1.4% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the Hometown of Homestead Banking Company acquisition (year 2016), the Platinum Bank acquisition (year 2017), the Gateway Bank acquisition (year 2017), the Sunshine Bank acquisition (year 2018) and the Harbor Community Bank acquisition (year 2018).

The general loan loss allowance relating to originated loans increased by $1,737 resulting primarily from an increase in loans outstanding of $206,213. Net changes resulting from a mixture of decreases and increases in the Company’s various two year historical loss factors and qualitative factors also slightly affected the net change in the general loan loss allowance.

The general loan loss allowance relating to acquired loans (non-impaired loans) decreased by $113 resulting primarily from a decline in loans outstanding, excluding the two bank acquisitions (Sunshine and Harbor), which were closed on January 1, 2018.   At March 31, 2018 the non-impaired loans acquired from these two acquisitions were equal to approximately $1,923,116. These loans were recorded at estimated fair value at acquisition date. As such, there is no allowance for loan losses associated with these loans as of March 31, 2018. The unamortized acquisition date fair value adjustment related to these loans at March 31, 2018 was approximately $31,229, or 1.6% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at March 31, 2018 are equal to $19,418 ($13,693 originated impaired loans plus $5,725 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,137 to $19,418 ($18,631 when the $787 specific allowance is considered) from their legal unpaid principal balance outstanding of $20,555.  In the aggregate, total impaired loans have been written down to approximately 91% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 86% of their legal unpaid principal balance.  Approximately $8,938 of the Company’s impaired loans, or 46% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded. PCI loans had a remaining unpaid principal balance of $268,108 and unamortized fair value adjustment of $74,925, which represents 28% of unpaid principal balance, at March 31, 2018.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at March 31, 2018. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended March 31, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(403)	—	(403)
Recoveries of loans previously charged-off	632	75	707
Net charge-offs	229	75	304
Provision for loan losses	1,395	(95)	1,300
Balance at end of period	$34,154	$275	$34,429

Three months ended March 31, 2017
Balance at beginning of period	$26,569	$472	$27,041
Loans charged-off	(902)	—	(902)
Recoveries of loans previously charged-off	685	—	685
Net recoveries	(217)	—	(217)
Provision for loan losses	1,169	(174)	995
Balance at end of period	$27,521	$298	$27,819

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.35% at March 31, 2018, compared to 0.38% at December 31, 2017.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $30,097  at March 31, 2018, compared to $21,422  at December 31, 2017. Non-performing assets as a percentage of total assets were 0.29%   at March 31, 2018, compared to 0.30%  at December 31, 2017. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Mar. 31, 2018	Dec. 31, 2017
Non-accrual loans (note 1)	$23,096	$17,288
Accruing loans 90 days or more past due (note 1)	—	—
Total non-performing loans ("NPLs") (note 1)	23,096	17,288
Other real estate owned ("OREO")	6,814	3,987
Repossessed assets other than real estate ("ORAs") (note 1)	187	147
Total NPAs	$30,097	$21,422

NPLs as percentage of total loans (note 1)	0.35%	0.38%
NPAs as percentage of total assets	0.29%	0.30%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.45%	0.46%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.36%	0.30%
Allowance for loan losses as percentage of NPLs (note 1)	148%	188%
note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of March 31, 2018 the Company had non-accrual loans with an aggregate book value of $23,096 compared to December 31, 2017 when an aggregate book value of $17,288 was reported.

The second largest component of non-performing assets after non-accrual loans is OREO. At March 31, 2018, total OREO was $6,814 compared to $3,987 at December 31, 2017.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At March 31, 2018 we have identified a total of $19,418 impaired loans, excluding PCI loans. A specific valuation allowance of $787 has been attached to $4,035 of impaired loans included in the total $19,418 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $19,418, has been partially charged down by $1,137 from their aggregate legal unpaid balance of $20,555.

The table below summarizes impaired loan data for the periods presented.

	Mar. 31, 2018	Dec. 31, 2017
Impaired loans with a specific valuation allowance	$4,035	$4,004
Impaired loans without a specific valuation allowance	15,383	16,341
Total impaired loans	$19,418	$20,345

Performing TDRs (these are not included in NPLs)	$11,294	$12,081
Non performing TDRs (these are included in NPLs)	1,235	698
Total TDRs	12,529	12,779
Impaired loans that are not TDRs	6,889	7,566
Total impaired loans	$19,418	$20,345

Bank premises and equipment

Bank premises and equipment was $189,954 at March 31, 2018 compared to $141,886 at December 31, 2017, an increase of $48,068 or 33.9%.  The primary component of the increase is $67,053 of branch real estate acquired pursuant to the acquisitions of Sunshine and Harbor.  In addition, we transferred $25,053 of branch real estate, including branch real estate acquired from Sunshine and Harbor, that is no longer in use to held for sale at estimated fair value less estimated cost to sell.  A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Mar. 31, 2018	Dec. 31, 2017
Land	$67,564	$51,724
Land improvements	1,291	1,251
Buildings	109,873	85,625
Leasehold improvements	10,379	6,575
Furniture, fixtures and equipment	43,064	38,662
Construction in progress	6,728	4,783
Subtotal	238,899	188,620
Less: accumulated depreciation	48,945	46,734
Total	$189,954	$141,886

We transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and sold six properties during the three month ending March 31, 2018.   Our branch real estate held for sale at March 31, 2018 and December 31, 2017 was $33,630 and $11,354, respectively, a net increase of $22,276.  The net increase is due to transfers of bank properties to held for sale of $24,742, after impairment expense of $311, the sale of five properties and additional impairment expense of $1,138 on bank properties previously transferred to held for sale .  We received net proceeds of $2,402 for the properties sold during the three month period ending March 31, 2018.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $55,553 at March 31, 2018 compared to $42,480 at December 31, 2017.  The fair value of interest rate swap derivatives (liability component) was $55,991 at March 31, 2018 compared to $43,259 at December 31, 2017.

Deposits

Total deposits were $8,111,998 at March 31, 2018 compared to $5,560,523 at December 31, 2017.  We assumed approximately $2,474,194 in deposits from the Sunshine and Harbor transactions which were completed on January 1, 2018.  Excluding the deposits assumed from these two transactions, total deposits increased $77,281, or approximately 6% on an annualized basis.  Non-time deposits increased $41,613 during the period.  The majority of the increase in non-time deposits during the period was in commercial checking accounts.  The cost of interest bearing deposits in the current quarter was 0.41%, compared to 0.38% in the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.26% compared to 0.24% in the previous quarter.  The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	Mar. 31, 2018	total	Dec. 31, 2017	total
Demand - non-interest bearing	$2,969,854	37%	$1,999,901	36%
Demand - interest bearing	1,381,888	17%	1,058,985	19%
Money market accounts	1,730,259	21%	900,532	16%
Savings deposits	731,415	9%	768,422	14%
Time deposits	1,298,582	16%	832,683	15%
Total deposits	$8,111,998	100%	$5,560,523	100%

.

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $49,602 at March 31, 2018 compared to $52,080 at December 31, 2017.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At March 31, 2018 we had $285,652 of correspondent bank deposits or federal funds purchased, compared to $261,490 at December 31, 2017.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. We had $250,000 in Federal Home Loan Bank advances, $20,000 in a revolving line of credit, and $11,000 in subordinated notes (assumed from the Sunshine transaction closed on January 1, 2018) at March 31, 2018.  We had $155,000 in Federal Home Loan Bank advances, $70,000 in overnight borrowings (which are included in federal funds on the Condensed Consolidated Balance Sheet), and $20,000 in a revolving line of credit at December 31, 2017.

Corporate debentures

Below is a schedule of statutory trust entities and the related corporate debentures formed and assumed through various acquisitions.  We assumed $8,000 in corporate debentures pursuant to the acquisition of Harbor on January 1, 2018.

	Amount	Interest Rate	Maturity
CenterState Banks of Florida Statutory Trust I	$10,000	LIBOR + 3.05%	Sep. 2033
Valrico Capital Statutory Trust	$2,500	LIBOR + 2.70%	Sep. 2034
Federal Trust Statutory Trust I	$5,000	LIBOR + 2.95%	Sep. 2033
Gulfstream Bancshares Capital Trust II	$3,000	LIBOR + 1.70%	Mar. 2037
Homestead Statutory Trust I	$10,000	LIBOR + 1.65%	Oct. 2036
BSA Financial Statutory Trust I	$5,000	LIBOR + 1.55%	Dec. 2035
MRCB Statutory Trust II	$3,000	LIBOR + 1.60%	Sep. 2036

Stockholders’ equity

Stockholders’ equity at March 31, 2018, was $1,517,846, or 14.7% of total assets, compared to $904,750, or 12.7% of total assets at December 31, 2017. The increase in stockholders’ equity was due to the following items:

Total stockholders' equity at December 31, 2017	$904,750
Net income during the period	35,636
Dividends paid on common shares ($0.10 per share)	(8,373)
Net decrease in fair value of securities available for sale, net of deferred taxes	(18,483)
Stock options exercised	11,156
Equity based compensation	991
Stock repurchase (36,928 shares, average price of $26.53 per share)	(980)
Stock issued pursuant to acquisition of Sunshine	181,413
Stock options acquired and converted pursuant to Sunshine acquisition	6,432
Stock issued pursuant to acquisition of Harbor	387,279
Stock options acquired and converted pursuant to Harbor acquisition	18,025
Total stockholders' equity at March 31, 2018	$1,517,846

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under these rules, banks are required to maintain a minimum CET1 ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets of 6%, a total risk-based capital ratio of 8%, and a minimum leverage capital ratio of 4%. In addition, the rules require a capital conservation buffer of up to 2.5% above each of CET1, tier 1, and total risk-based capital which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in over a four year period starting on January 1, 2016 and was 1.25% in 2017 and 1.875% as of January 1, 2018. When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5%.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets. Management believes, as of March 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Selected consolidated capital ratios at March 31, 2018 and December 31, 2017 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Bank Corporation (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2018
Total capital (to risk weighted assets)	$928,840	12.2%	$611,377	>8.0%	$317,463
Tier 1 capital (to risk weighted assets)	894,411	11.7%	458,533	>6.0%	435,878
Common equity Tier 1 capital (to risk weighted assets)	855,911	11.2%	343,900	>4.5%	512,011
Tier 1 capital (to average assets)	894,411	9.4%	382,299	>4.0%	512,112

December 31, 2017
Total capital (to risk weighted assets)	$682,175	12.6%	$434,245	>8.0%	$247,930
Tier 1 capital (to risk weighted assets)	649,350	12.0%	325,684	>6.0%	323,666
Common equity Tier 1 capital (to risk weighted assets)	621,956	11.5%	244,263	>4.5%	377,693
Tier 1 capital (to average assets)	649,350	9.8%	264,616	>4.0%	384,734

CenterState Bank, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2018
Total capital (to risk weighted assets)	$927,413	12.1%	$766,856	>10.0%	$160,557
Tier 1 capital (to risk weighted assets)	892,990	11.6%	613,484	>8.0%	279,506
Common equity Tier 1 capital (to risk weighted assets)	892,990	11.6%	498,456	>6.5%	394,534
Tier 1 capital (to average assets)	892,990	9.3%	477,657	>5.0%	415,333

December 31, 2017
Total capital (to risk weighted assets)	$654,018	12.2%	$538,202	>10.0%	$115,816
Tier 1 capital (to risk weighted assets)	621,199	11.5%	430,561	>8.0%	190,638
Common equity Tier 1 capital (to risk weighted assets)	621,199	11.5%	349,831	>6.5%	271,368
Tier 1 capital (to average assets)	621,199	9.4%	330,721	>5.0%	290,478

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Overview

We recognized net income of $35,636 or $0.43 per share basic and $0.42 per share diluted for the three month period ended March 31, 2018, compared to net income of $16,600 or $0.33 per share basic and $0.32 per share diluted for the same period in 2017.  A summary of the differences are listed in the table below.

	Mar. 31,	Mar. 31,	increase
Three month period ending	2018	2017	(decrease)
Net interest income	$95,018	$48,321	$46,697
Provision for loan losses	1,300	995	305
Net interest income after loan loss provision	93,718	47,326	46,392

Total non interest income	23,038	14,502	8,536

Merger related expenses	8,709	870	7,839
All other non interest expense	67,287	37,173	30,114
Total non interest expense	75,996	38,043	38,779

Net income before provision for income taxes	40,760	23,785	16,975
Provision for income taxes	5,124	7,185	(2,061)
Net income (loss)	$35,636	$16,600	$19,036

The primary differences between the two quarters presented above relate to the acquisitions of Platinum and Gateway, which were completed during the second quarter of 2017, and the acquisitions of Sunshine and Harbor, which were completed on January 1, 2018.   The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Platinum, Gateway, Sunshine and Harbor.  The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Platinum, Gateway, Sunshine and Harbor.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in our market areas or close to it.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.   Mortgage banking revenue and SBA revenue increased $2,371 and $974, respectively, during the current quarter compared to the same period in 2017.

Net interest income/margin

Net interest income increased $46,697 or 96.6% to $95,018 during the three month period ended March 31, 2018 compared to $48,321 for the same period in 2017. The $46,697 increase was the result of a $52,056 increase in interest income and a $5,359 increase in interest expense.

Interest earning assets averaged $8,866,744 during the three month period ended March 31, 2018 as compared to $4,704,187 for the same period in 2017, an increase of $4,162,557, or 88.5%. The yield on average interest earning assets increased 31 bps to 4.72% (23 bps to 4.75% tax equivalent basis) during the three month period ended March 31, 2018, compared to 4.41% (4.52% tax equivalent basis) for the same period in 2017. The combined effects of the $4,162,557 increase in average interest earning assets and the 31 bps (23 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $52,056 ($51,369 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $5,765,749 during the three month period ended March 31, 2018 as compared to $3,025,290 for the same period in 2017, an increase of $2,740,459 or 90.6%. The cost of average interest bearing liabilities was 0.57% during the three month period ended March 31, 2018, compared to 0.37% for the same period in 2017. The effect of the $2,740,459 increase in average interest bearing liabilities and the 20 bps increase in cost of funds resulted in the $5,359 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended March 31, 2018 and 2017 on a tax equivalent basis.

	Three months ended March 31,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$6,639,314	$82,563	5.04%	$3,300,971	$36,474	4.48%
PCI loans (note 9)	198,665	7,718	15.76%	182,510	8,525	18.94%
Securities- taxable	1,605,748	10,419	2.63%	861,031	5,001	2.36%
Securities- tax exempt (note 8)	212,959	1,858	3.54%	155,550	1,791	4.67%
Fed funds sold and other (note 3)	210,058	1,253	2.42%	204,125	651	1.29%
Total interest earning assets	8,866,744	103,811	4.75%	4,704,187	52,442	4.52%

Allowance for loan losses	(32,996)			(26,984)
All other assets	1,395,391			538,312
Total assets	$10,229,139			$5,215,515

Interest bearing deposits (note 4)	5,137,780	5,136	0.41%	2,704,860	1,897	0.28%
Fed funds purchased	268,509	1,072	1.62%	259,831	537	0.84%
Other borrowings (note 5)	327,596	1,469	1.82%	34,612	30	0.35%
Corporate debenture (note 10)	31,864	464	5.91%	25,987	318	4.96%
Total interest bearing liabilities	5,765,749	8,141	0.57%	3,025,290	2,782	0.37%
Demand deposits	2,865,614			1,508,058
Other liabilities	88,220			65,899
Stockholders’ equity	1,509,556			616,268
Total liabilities and stockholders’ equity	$10,229,139			$5,215,515
Net interest spread (tax equivalent basis) (note 6)			4.18%			4.15%
Net interest income (tax equivalent basis)		$95,670			$49,660
Net interest margin (tax equivalent basis) (note 7)			4.38%			4.28%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $459 and $427 for the three month periods ended March 31, 2018 and 2017.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($592) and ($112) for the three month periods ended March 31, 2018 and 2017.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $88 and $59 for the three month periods ended March 31, 2018 and 2017.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan yields offset by an increase to the cost of deposits between the two periods presented above.   The increase in loan yields is due to the impact of loans acquired from Platinum, Gateway, Sunshine and Harbor, repricing of variable rates during the current period, and the yield on new loan production. The tax equivalent yield on new loan production increased by 1.02% to 5.07% during the current quarter compared to 4.05% during the same period in 2017.

Provision for loan losses

The provision for loan losses increased $305 to $1,300 during the three month period ending March 31, 2018 compared to a provision expense of $995 for the comparable period in 2017. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance

Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended March 31, 2018 was $23,038 compared to $14,502 for the comparable period in 2017. A summary of the differences are listed in the table below.

	Mar. 31,	Mar. 31,	$ increase	% increase
Three month period ending:	2018	2017	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$6,890	$5,376	$1,514	28.2%
Other correspondent banking related revenue (note 2)	1,233	1,073	160	14.9%
Mortgage banking revenue	2,602	231	2,371	1,026.4%
SBA revenue	988	14	974	6,957.1%
Wealth management related revenue	616	893	(277)	(31.0)%
Service charges on deposit accounts	4,834	3,575	1,259	35.2%
Debit, prepaid, ATM and merchant card related fees	3,727	2,265	1,462	64.5%
BOLI income	1,394	641	753	117.5%
Other non-interest income	617	305	312	102.3%
Gain on sale of bank properties held for sale	159	129	30	23.3%
Gain on sale of securities	(22)	—	(22)	n/a
Total non-interest income	$23,038	$14,502	$8,536	58.9%

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

“Income from correspondent banking capital markets division” increased between the two periods presented above due to increased fees from bond and capital market sales.  Mortgage banking revenue and SBA revenue increased $2,371 and $974, respectively, during the current quarter compared to the same period in 2017.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Platinum and Gateway, which closed during the second quarter of 2017, and Sunshine and Harbor, which were completed on January 1, 2018.

Non-interest expense

Non-interest expense for the three months ended March 31, 2018 increased $37,953, or 99.8%, to $75,996, compared to $38,043 for the same period in 2017. Components of our non-interest expenses are listed in the table below.

	Mar. 31,	Mar. 31,	$ increase	% increase
Three month period ending:	2018	2017	(decrease)	(decrease)
Salaries and wages	$31,337	$17,474	$13,863	79.3%
Incentive/bonus compensation	3,815	1,321	2,494	188.8%
Stock based compensation	991	1,139	(148)	(13.0)%
Employer 401K matching contributions	812	507	305	60.2%
Deferred compensation expense	119	144	(25)	(17.4)%
Health insurance and other employee benefits	3,124	1,477	1,647	111.5%
Payroll taxes	2,656	1,426	1,230	86.3%
Other employee related expenses	736	375	361	96.3%
Incremental direct cost of loan origination	(1,697)	(981)	(716)	73.0%
Total salaries, wages and employee benefits	41,893	22,882	19,011	83.1%

(Gain) loss on sale of OREO	(154)	(104)	(50)	48.1%
Valuation write down of OREO	187	161	26	16.1%
(Gain) loss on repossessed assets other than real estate	25	(7)	32	(457.1)%
Foreclosure and repossession related expenses	559	605	(46)	(7.6)%
Total credit related expenses	617	655	(38)	(5.8)%

Occupancy expense	4,868	2,749	2,119	77.1%
Depreciation of premises and equipment	2,275	1,684	591	35.1%
Supplies, stationary and printing	536	354	182	51.4%
Marketing expenses	1,414	852	562	66.0%
Data processing expense	4,505	1,826	2,679	146.7%
Legal, auditing and other professional fees	931	888	43	4.8%
Bank regulatory related expenses	1,010	727	283	38.9%
Postage and delivery	688	428	260	60.7%
Debit, prepaid, ATM and merchant card related expenses	764	706	58	8.2%
Amortization of intangibles	2,309	762	1,547	203.0%
Internet and telephone banking	810	518	292	56.4%
Operational write-offs and losses	265	205	60	29.3%
Correspondent accounts and Federal Reserve charges	263	190	73	38.4%
Conferences/Seminars/Education/Training	289	232	57	24.6%
Director fees	267	178	89	50.0%
Impairment of bank property held for sale	1,449	77	1,372	1,781.8%
Travel expenses	170	60	110	183.3%
Other expenses	1,964	1,200	764	63.7%
Subtotal	67,287	37,173	30,114	81.0%
Merger related expenses	8,709	870	7,839	NM
Total non-interest expense	$75,996	$38,043	$37,953	99.8%

The overall primary reason for the increase between the periods presented above relates to the acquisitions of Platinum and Gateway, which were completed during the second quarter of 2017, and Sunshine and Harbor, which were completed on January 1, 2018.

Provision for income taxes

We recognized an income tax expense for the three months ended March 31, 2018 of $5,124 on pre-tax income of $40,760 (an effective tax rate of 12.6%) compared to an income tax expense of $7,185 on pre-tax income of $23,785 (an effective tax rate of 30.2%) for the comparable quarter in 2017.  The decrease in the effective tax rate is due to the lower corporate tax rate effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017.  In addition, we recognized $4,539 in excess tax benefits on stock awards during the three months ended March 31, 2018 compared to $1,083 for the same period in 2017.

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

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Loans, excluding PCI loans	$82,212	$35,724
PCI loans	7,718	8,525
Securities - taxable	10,419	5,001
Securities - tax-exempt	1,557	1,202
Federal funds sold and other	1,253	651
Total Interest income (GAAP)	103,159	51,103

Tax equivalent adjustment
Non PCI loans	351	750
Securities - tax-exempt	301	589
Total tax equivalent adjustment	652	1,339

Interest income - tax equivalent
Loans excluding PCI loans	82,563	36,474
PCI loans	7,718	8,525
Securities - taxable	10,419	5,001
Securities - tax-exempt	1,858	1,791
Federal funds sold and other	1,253	651
Total interest income - tax equivalent	103,811	52,442

Total Interest expense (GAAP)	(8,141)	(2,782)

Net interest income - tax equivalent	$95,670	$49,660

Net interest income (GAAP)	$95,018	$48,321

Yields and costs
Yield on loans excluding PCI - tax equivalent	5.04%	4.48%
Yield on securities tax-exempt - tax equivalent	3.54%	4.67%
Yield on interest earning assets (GAAP)	4.72%	4.41%
Yield on interest earning assets - tax equivalent	4.75%	4.52%
Cost of interest bearing liabilities (GAAP)	0.57%	0.37%
Net interest spread (GAAP)	4.15%	4.04%
Net interest spread - tax equivalent	4.18%	4.15%
Net interest margin (GAAP)	4.35%	4.17%
Net interest margin - tax equivalent	4.38%	4.28%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2017. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2018. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

None

Item 1a.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
January 1, 2018	January 31, 2018	---	---	---	3,000,000
February 1, 2018	February 28, 2018	36,928	$26.53	---	3,000,000
March 1, 2018	March 31, 2018	---	---	---	3,000,000
Total for quarter ending March 31, 2018		36,928	$26.53	---	3,000,000

We did not repurchase any shares of our common stock during the first quarter of 2018 pursuant to our stock repurchase plan currently in place. We repurchased 36,928 shares of our common stock from our employees during the first quarter of 2018 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]
Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of April 24, 2018, by and between CenterState Bank Corporation and Charter Financial Corporation

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.1	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

CENTERSTATE BANK CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANK CORPORATION

(Registrant)

Date: May 3, 2018	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: May 3, 2018	By:	/s/ Jennifer L. Idell
Jennifer L. Idell
Executive Vice President
and Chief Financial Officer