Form 10-Q
period 2018-06-30
CenterState Bank Corp
filed 2018-08-02
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	84,136,476 shares
(class)	Outstanding at July 31, 2018

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$82,273	$68,571
Deposits in other financial institutions (restricted cash)	3,316	16,991
Federal funds sold and Federal Reserve Bank deposits	307,375	195,057
Cash and cash equivalents	392,964	280,619
Trading securities, at fair value	1,848	6,777
Investment securities available for sale, at fair value	1,528,270	1,060,143
Investment securities held to maturity (fair value of $218,484 and $231,615
at June 30, 2018 and December 31, 2017, respectively)	223,839	232,399
Loans held for sale, at fair value	36,366	19,647

Loans, excluding purchased credit impaired	6,865,870	4,609,063
Purchased credit impaired loans	173,950	164,158
Allowance for loan losses	(37,484)	(32,825)
Net Loans	7,002,336	4,740,396

Bank premises and equipment, net	191,229	141,886
Accrued interest receivable	26,721	18,628
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	66,278	34,876
Goodwill	605,232	257,683
Core deposit intangible, net	51,754	24,063
Other intangible assets, net	923	551
Bank owned life insurance	211,676	146,739
Other repossessed real estate owned	5,376	3,987
Deferred income tax asset, net	60,868	37,725
Bank property held for sale	29,756	11,354
Interest rate swap derivatives, at fair value	73,446	42,480
Prepaid expense and other assets	27,841	64,022
TOTAL ASSETS	$10,536,723	$7,123,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$2,892,091	$1,999,901
Demand - interest bearing	1,439,839	1,058,985
Savings and money market accounts	2,441,985	1,668,954
Time deposits	1,447,893	832,683
Total deposits	8,221,808	5,560,523

Securities sold under agreement to repurchase	51,799	52,080
Federal funds purchased	234,212	331,490
Other borrowed funds	331,000	175,000
Corporate debentures	32,240	26,192
Accrued interest payable	2,251	1,169
Interest rate swap derivatives, at fair value	73,797	43,259
Payables and accrued expenses	49,368	29,512
Total liabilities	8,996,475	6,219,225

Stockholders' equity:
Common stock, $.01 par value: 100,000,000 shares
authorized; 84,120,421 and 60,161,334 shares issued and outstanding
at June 30, 2018 and December 31, 2017, respectively	841	602
Additional paid-in capital	1,345,671	737,905
Retained earnings	224,270	173,248
Accumulated other comprehensive loss	(30,534)	(7,005)
Total stockholders' equity	1,540,248	904,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,536,723	$7,123,975

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income:
Loans	$97,642	$56,619	$187,572	$100,868
Investment securities:
Taxable	10,325	5,961	20,744	10,836
Tax-exempt	1,559	1,328	3,116	2,656
Federal funds sold and other	1,103	836	2,356	1,487
	110,629	64,744	213,788	115,847
Interest expense:
Deposits	6,668	2,619	11,804	4,516
Securities sold under agreement to repurchase	138	47	260	77
Federal funds purchased and other borrowings	2,771	728	5,190	1,265
Corporate debentures	523	333	987	651
	10,100	3,727	18,241	6,509

Net interest income	100,529	61,017	195,547	109,338
Provision for loan losses	2,933	1,899	4,233	2,894
Net interest income after loan loss provision	97,596	59,118	191,314	106,444

Non interest income:
Correspondent banking capital markets revenue	6,008	6,868	12,898	12,244
Other correspondent banking related revenue	1,068	1,195	2,301	2,268
Mortgage banking income	2,616	297	5,218	528
SBA income	1,027	179	2,015	193
Service charges on deposit accounts	4,861	3,822	9,695	7,397
Debit, prepaid, ATM and merchant card related fees	3,498	2,324	7,225	4,589
Wealth management related revenue	640	891	1,256	1,784
Bank owned life insurance income	1,374	694	2,768	1,335
Other non interest income	1,497	704	2,273	1,138
Net loss on sale of securities available for sale	—	—	(22)	—
Total other income	22,589	16,974	45,627	31,476

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Non interest expense:
Salaries, wages and employee benefits	40,683	28,317	82,576	51,199
Occupancy expense	4,968	3,191	9,836	6,031
Depreciation of premises and equipment	2,322	1,837	4,597	3,521
Supplies, stationary and printing	558	434	1,094	788
Marketing expenses	1,425	1,078	2,839	1,930
Data processing expense	3,453	2,419	7,958	4,245
Legal, audit and other professional fees	1,332	932	2,263	1,820
Amortization of intangibles	2,240	1,042	4,549	1,804
Postage and delivery	746	491	1,434	919
ATM and debit card related expenses	860	741	1,624	1,356
Bank regulatory expenses	1,209	891	2,219	1,618
Gain on sale of repossessed real estate (“OREO”)	(745)	(58)	(899)	(162)
Valuation write down of repossessed real estate (“OREO”)	107	310	294	471
(Gain) loss on repossessed assets other than real estate	(6)	1	19	(6)
Foreclosure related expenses	676	623	1,235	1,228
Merger related expenses	14,140	9,458	22,849	10,328
Impairment on bank property held for sale	891	430	2,340	507
Other expenses	4,753	2,672	8,781	5,255
Total other expenses	79,612	54,809	155,608	92,852

Income before provision for income taxes	40,573	21,283	81,333	45,068
Provision for income taxes	8,410	6,050	13,534	13,235
Net income	$32,163	$15,233	$67,799	$31,833

Other comprehensive (loss) income, net of tax:
Unrealized securities holding (loss) gain, net of income taxes of ($1,713), $3,590, ($7,994) and $5,599, respectively	$(5,046)	$5,717	$(23,545)	$8,916
Less: reclassified adjustments for loss included in net income, net of income taxes of $0, $0, ($6) and $0, respectively	—	—	16	—
Net unrealized (loss) gain on available for sale securities, net of income taxes	$(5,046)	$5,717	$(23,529)	$8,916

Total comprehensive income	$27,117	$20,950	$44,270	$40,749

Earnings per share:
Basic	$0.38	$0.26	$0.81	$0.58
Diluted	$0.38	$0.26	$0.80	$0.57
Common shares used in the calculation of earnings per share:
Basic (1)	83,870,055	58,306,562	83,506,916	54,490,488
Diluted (1)	85,006,892	59,369,636	84,893,852	55,396,988

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2018 and 2017 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2017	48,146,981	$482	$430,459	$130,090	$(8,574)	$552,457

Net income				31,833		31,833
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $5,599					8,916	8,916

Dividends paid - common ($0.12 per share)				(6,666)		(6,666)
Stock grants issued	217,434	2	218			220
Stock based compensation expense			2,253			2,253
Stock options exercised	450,545	4	5,005			5,009
Stock repurchase	(31,052)	(1)	(756)			(757)
Stock issued pursuant to Platinum Bank acquisition	4,279,255	43	110,790			110,833
Stock issued pursuant to Gateway Bank acquisition	4,244,441	43	107,044			107,087
Stock options acquired and converted pursuant to Gateway Bank acquisition			15,811			15,811
Stock issued pursuant to public offering, net of costs of $529	2,695,000	27	63,235			63,262
Balances at June 30, 2017	60,002,604	$600	$734,059	$155,257	$342	$890,258

Balances at January 1, 2018	60,161,334	$602	$737,905	$173,248	$(7,005)	$904,750

Net income				67,799		67,799
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $7,988					(23,529)	(23,529)

Dividends paid - common ($0.20 per share)				(16,777)		(16,777)
Stock grants issued	195,151	2	(2)			-
Stock based compensation expense			2,000			2,000
Stock options exercised	1,699,158	17	13,837			13,854
Stock repurchase	(37,506)	(1)	(997)			(998)
Stock issued pursuant to Sunshine acquisition	7,050,645	70	181,343			181,413
Stock options acquired and converted pursuant to Sunshine acquisition			6,432			6,432
Stock issued pursuant to HCBF acquisition	15,051,639	151	387,128			387,279
Stock options acquired and converted pursuant to HCBF acquisition			18,025			18,025
Balances at June 30, 2018	84,120,421	$841	$1,345,671	$224,270	$(30,534)	$1,540,248

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$67,799	$31,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,233	2,894
Depreciation of premises and equipment	4,597	3,521
Accretion of purchase accounting adjustments	(27,114)	(18,710)
Net amortization of investment securities	6,284	4,928
Net deferred loan origination fees	73	397
Loss on sale of securities available for sale	22	—
Trading securities revenue	(22)	(155)
Purchases of trading securities	(187,179)	(144,102)
Proceeds from sale of trading securities	192,130	154,706
Repossessed real estate owned valuation write down	294	471
Gain on sale of repossessed real estate owned	(899)	(162)
Loss (gain) on repossessed assets other than real estate	19	(6)
Gain on sale of residential loans held for sale	(3,944)	(528)
Residential loans originated and held for sale	(150,316)	(30,363)
Proceeds from sale of residential loans held for sale	144,387	24,217
Change in fair value of residential loans held for sale	(722)	—
Gain on disposal of and or sale of fixed assets	(10)	(217)
Gain on disposal of bank property held for sale	(1,090)	(129)
Impairment on bank property held for sale	2,340	507
Gain on sale of small business administration loans	(2,015)	(193)
Small business administration loans originated for sale	(19,686)	(2,575)
Proceeds from sale of small business administration loans	21,701	2,768
Deferred income taxes	10,586	6,948
Tax deduction in excess of book deduction for stock awards	(5,840)	(2,202)
Stock based compensation expense	2,000	2,253
Bank owned life insurance income	(2,768)	(1,335)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	48,483	2,176
Net change in accrued interest payable, accrued expense, and other liabilities	8,451	5,667
Net cash provided by operating activities	$111,794	$42,609

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Six months ended June 30,
	2018	2017
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$(89,216)	$(46,472)
Purchases of mortgage backed securities	(228,327)	(131,934)
Proceeds from pay-downs of mortgage backed securities	102,257	59,507
Proceeds from sales of investment securities	58,768	104,260
Proceeds from sales of mortgage backed securities	305,384	156,564
Proceeds from called investment securities	1,045	710
Proceeds from maturities of investment securities	—	1,000
Held to maturity securities:
Proceeds from pay-downs of mortgage backed securities	7,867	10,888
Purchases of FHLB and FRB stock	(12,723)	(241)
Proceeds from sales of FHLB and FRB stock	18,819	5,572
Net increase in loans	(227,620)	(176,528)
Purchases of premises and equipment, net	(10,666)	(5,497)
Proceeds from sale of repossessed real estate	6,938	3,145
Proceeds from sale of fixed assets	11	548
Proceeds from sale of bank property held for sale	8,409	4,705
Net cash from bank acquisitions	81,293	86,530
Net cash provided by investing activities	$22,239	$72,757
Cash flows from financing activities:
Net increase in deposits	188,083	94,896
Net (decrease) increase in securities sold under agreement to repurchase	(634)	13,018
Net decrease in federal funds purchased	(97,278)	(5,375)
Net decrease in other borrowings	(107,920)	(134,732)
Net decrease in payable to shareholders for acquisitions	(18)	(24)
Stock options exercised	13,854	5,009
Proceeds from stock offering, net of offering costs	—	63,262
Stock repurchased	(998)	(757)
Dividends paid	(16,777)	(6,666)
Net cash (used in) provided by financing activities	$(21,688)	$28,631

Net increase in cash and cash equivalents	112,345	143,997
Cash and cash equivalents, beginning of period	280,619	175,654
Cash and cash equivalents, end of period	$392,964	$319,651

Transfer of loans to other real estate owned	$2,578	$2,380
Transfers of bank property to held for sale	$3,502	$4,136

Cash paid during the period for:
Interest	$18,912	$7,427
Income taxes	$9,693	$6,848

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Bank Corporation (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank, N.A. (“CenterState” or “Bank”), and non-bank subsidiaries, R4ALL, Inc. and CSFL Insurance Corp. As of June 30, 2018, the Bank provides traditional deposit and lending products and services to its commercial and retail customers through 107 full-service banking locations in 31 counties throughout Florida. CenterState operates as one of the largest community bank franchises headquartered in the state of Florida.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six month periods ended June 30, 2018 are not necessarily indicative of the results expected for the full year.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were no anti-dilutive stock options for the three and six month periods ending June 30, 2018 and 2017.  The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic
Net income available to common shareholders	$32,163	$15,233	$67,799	$31,833
Less: Earnings allocated to participating securities	(26)	(33)	(56)	(74)
Net income allocated to common shareholders	$32,137	$15,200	$67,743	$31,759

Weighted average common shares outstanding
including participating securities	83,938,755	58,433,463	83,575,831	54,617,604
Less: Participating securities (1)	(68,700)	(126,901)	(68,915)	(127,116)
Average shares	83,870,055	58,306,562	83,506,916	54,490,488
Basic earnings per common share	$0.38	$0.26	$0.81	$0.58

Diluted
Net income available to common shareholders	$32,137	$15,200	$67,743	$31,759
Weighted average common shares outstanding for
basic earnings per common share	83,870,055	58,306,562	83,506,916	54,490,488
Add: Dilutive effects of stock based compensation awards	1,136,837	1,063,074	1,386,936	906,500
Average shares and dilutive potential common shares	85,006,892	59,369,636	84,893,852	55,396,988
Diluted earnings per common share	$0.38	$0.26	$0.80	$0.57

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or fair value.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans (Level 2).  In conjunction with the fair value election on loans held for sale, Mortgage banking uses derivative forward sales contracts and interest rate lock commitments on residential mortgage loans.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked (Level 3).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30, 2018
Assets:
Trading securities	$1,848	—	$1,848	—
Available for sale securities
Corporate debt securities	5,094	—	5,094	—
Obligations of U.S. government sponsored entities and agencies	42,587	—	42,587	—
Mortgage backed securities	1,407,115	—	1,407,115	—
Municipal securities	73,474	—	73,474	—
Loans held for sale, at fair value	36,366	—	36,366	—
Mortgage banking derivatives	609	—	—	609
Interest rate swap derivatives	73,446	—	73,446	—

Liabilities:
Mortgage banking derivatives	51	—	—	51
Interest rate swap derivatives	73,797	—	73,797	—

at December 31, 2017
Assets:
Trading securities	$6,777	—	$6,777	—
Available for sale securities
U.S. Treasury securities	5,200	—	5,200	—
Obligations of U.S. government sponsored entities and agencies	9,574	—	9,574	—
Mortgage backed securities	972,611	—	972,611	—
Municipal securities	72,758	—	72,758	—
Interest rate swap derivatives	42,480	—	42,480	—

Liabilities:
Interest rate swap derivatives	43,259	—	43,259	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2018, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30, 2018
Assets:
Impaired loans
Residential real estate	$2,624	—	—	$2,624
Commercial real estate	5,764	—	—	5,764
Land, land development and construction	920	—	—	920
Commercial	1,382	—	—	1,382
Consumer	58	—	—	58
Other real estate owned
Commercial real estate	261	—	—	261
Land, land development and construction	1,537	—	—	1,537
Bank property held for sale	5,153	—	—	5,153

at December 31, 2017
Assets:
Impaired loans
Residential real estate	$2,423	—	—	$2,423
Commercial real estate	6,293	—	—	6,293
Land, land development and construction	292	—	—	292
Commercial	2,131	—	—	2,131
Consumer	57	—	—	57
Other real estate owned
Residential real estate	635	—	—	635
Commercial real estate	261	—	—	261
Land, land development and construction	1,481	—	—	1,481
Bank property held for sale	1,516	—	—	1,516

Impaired loans measured at fair value had a recorded investment of $10,748 with a valuation allowance of $646, at June 30, 2018, and a recorded investment of $11,673, with a valuation allowance of $477, at December 31, 2017. The Company recorded a provision for loan loss expense of $275 and $353 on these loans during the three and six month periods ending June 30, 2018.  The Company recorded a provision for loan loss expense of $312 and $397 on impaired loans carried at fair value during the three and six month periods ending June 30, 2017.

Other real estate owned had a decline in fair value of $107, $310, $294 and $471 during the three and six month periods ending June 30, 2018 and 2017, respectively.  Changes in fair value were recorded directly to current earnings through non interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals.  The Company recognized an impairment charge of $891, $430, $2,340 and $507 during the three and six month periods ending June 30, 2018 and 2017, respectively, related to bank properties held for sale.

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

FHLB, FRB and Other Stock: It is not practical to determine the fair value of FHLB, FRB and other stock due to restrictions placed on their transferability.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at June 30, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$392,964	$392,964	$—	$—	$392,964
Trading securities	1,848	—	1,848	—	1,848
Investment securities available for sale	1,528,270	—	1,528,270	—	1,528,270
Investment securities held to maturity	223,839	—	218,484	—	218,484
FHLB, FRB and other stock	66,278	—	—	—	n/a
Loans held for sale, at fair value	36,366	—	36,366	—	36,366
Loans, net	7,002,336	—	—	6,994,753	6,994,753
Mortgage banking derivatives	609	—	—	609	609
Interest rate swap derivatives	73,446	—	73,446	—	73,446
Accrued interest receivable	26,721	—	6,846	19,875	26,721

Financial liabilities:
Deposits- without stated maturities	$6,773,915	$6,773,915	$—	$—	$6,773,915
Deposits- with stated maturities	1,447,893	—	1,452,429	—	1,452,429
Securities sold under agreement to repurchase	51,799	—	51,799	—	51,799
Federal funds purchased and other borrowings	565,212	—	565,212	—	565,212
Corporate debentures	32,240	—	—	28,812	28,812
Mortgage banking derivatives	51	—	—	51	51
Interest rate swap derivatives	73,797	—	73,797	—	73,797
Accrued interest payable	2,251	—	2,251	—	2,251

		Fair value measurements
at December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$280,619	$280,619	$—	$—	$280,619
Trading securities	6,777	—	6,777	—	6,777
Investment securities available for sale	1,060,143	—	1,060,143	—	1,060,143
Investment securities held to maturity	232,399	—	231,615	—	231,615
FHLB and FRB stock	34,876	—	—	—	n/a
Loans held for sale	19,647	—	19,647	—	19,647
Loans, net	4,740,396	—	—	4,731,514	4,731,514
Interest rate swap derivatives	42,480	—	42,480	—	42,480
Accrued interest receivable	18,628	—	5,370	13,258	18,628

Financial liabilities:
Deposits- without stated maturities	$4,727,840	$4,727,840	$—	$—	$4,727,840
Deposits- with stated maturities	832,683	—	845,039	—	845,039
Securities sold under agreement to repurchase	52,080	—	52,080	—	52,080
Federal funds purchased and other borrowings	506,490	—	506,490	—	506,490
Corporate debentures	26,192	—	—	22,363	22,363
Interest rate swap derivatives	43,259	—	43,259	—	43,259
Accrued interest payable	1,169	—	1,169	—	1,169

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and six month periods ending June 30, 2018 and 2017.

	Three month period ending June 30, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$107,172	$3,457	$—	$—	$110,629
Interest expense	(7,490)	(1,657)	(953)	—	(10,100)
Net interest income (expense)	99,682	1,800	(953)	—	100,529
Provision for loan losses	(2,912)	(21)	—	—	(2,933)
Non interest income	15,505	7,076	8	—	22,589
Non interest expense	(73,285)	(4,884)	(1,443)	—	(79,612)
Net income (loss) before taxes	38,990	3,971	(2,388)	—	40,573
Income tax (provision) benefit	(9,267)	(1,006)	1,863	—	(8,410)
Net income	$29,723	$2,965	$(525)	$—	$32,163
Total assets	$9,963,206	$564,133	$1,607,900	$(1,598,516)	$10,536,723

	Six month period ending June 30, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$207,087	$6,701	$—	$—	$213,788
Interest expense	(13,697)	(2,729)	(1,815)	—	(18,241)
Net interest income (expense)	193,390	3,972	(1,815)	—	195,547
Provision for loan losses	(4,074)	(159)	—	—	(4,233)
Non interest income	30,420	15,199	8	—	45,627
Non interest expense	(143,282)	(10,494)	(1,832)	—	(155,608)
Net income (loss) before taxes	76,454	8,518	(3,639)	—	81,333
Income tax (provision) benefit	(17,499)	(2,158)	6,123	—	(13,534)
Net income (loss)	$58,955	$6,360	$2,484	$—	$67,799
Total assets	$9,963,206	$564,133	$1,607,900	$(1,598,516)	$10,536,723

	Three month period ending June 30, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$62,134	$2,610	$—	$—	$64,744
Interest expense	(2,702)	(692)	(333)	—	(3,727)
Net interest income (expense)	59,432	1,918	(333)	—	61,017
Provision for loan losses	(1,936)	37	—	—	(1,899)
Non interest income	8,912	8,062	—	—	16,974
Non interest expense	(48,429)	(5,544)	(836)	—	(54,809)
Net income (loss) before taxes	17,979	4,473	(1,169)	—	21,283
Income tax (provision) benefit	(5,907)	(1,725)	1,582	—	(6,050)
Net income	$12,072	$2,748	$413	$—	$15,233
Total assets	$6,345,952	$414,260	$922,864	$(915,597)	$6,767,479

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Six month period ending June 30, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$110,605	$5,242	$—	$—	$115,847
Interest expense	(4,629)	(1,229)	(651)	—	(6,509)
Net interest income (expense)	105,976	4,013	(651)	—	109,338
Provision for loan losses	(2,960)	66	—	—	(2,894)
Non interest income	16,965	14,511	—	—	31,476
Non interest expense	(80,872)	(10,290)	(1,690)	—	(92,852)
Net income (loss) before taxes	39,109	8,300	(2,341)	—	45,068
Income tax (provision) benefit	(12,321)	(3,201)	2,287	—	(13,235)
Net income (loss)	$26,788	$5,099	$(54)	$—	$31,833
Total assets	$6,345,952	$414,260	$922,864	$(915,597)	$6,767,479

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates primarily through the Bank providing traditional deposit and lending products and services to its commercial and retail customers through 107 full service banking locations in 31 counties throughout Florida.

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

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,000	$94	$—	$5,094
Obligations of U.S. government sponsored entities and agencies	43,520	20	953	42,587
Mortgage backed securities	1,447,259	139	40,283	1,407,115
Municipal securities	73,391	427	344	73,474
Total available-for-sale	$1,569,170	$680	$41,580	$1,528,270

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$5,000	$200	$—	$5,200
Obligations of U.S. government sponsored entities and agencies	10,000	—	426	9,574
Mortgage backed securities	982,565	752	10,706	972,611
Municipal securities	71,961	863	66	72,758
Total available-for-sale	$1,069,526	$1,815	$11,198	$1,060,143

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2018 include some securities acquired through the acquisitions of Sunshine Bancorp, Inc. (“Sunshine”) and HCBF Holding Company, Inc. (“Harbor”) on January 1, 2018. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities.  Sales of available for sale securities for the six months ended June 30, 2018 and 2017 were as follows:

For the six months ended:	June 30, 2018	June 30, 2017
Proceeds	$364,152	$260,824
Gross gains	68	—
Gross losses	90	—

The tax provision related to these net realized gains was ($6) and $0, respectively.

The fair value of available for sale securities at June 30, 2018 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due after one year through five years	$5,769	$5,711
Due after five years through ten years	29,053	29,697
Due after ten years through thirty years	86,333	86,503
Mortgage backed securities	1,407,115	1,447,259
Total available-for-sale	$1,528,270	$1,569,170

Available for sale securities pledged at June 30, 2018 and December 31, 2017 had a carrying amount (estimated fair value) of $850,071 and $255,788 respectively. These securities were pledged primarily to increase borrowing capacity at the FHLB, secure public deposits and repurchase agreements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$26,849	$200	$9,247	$753	$36,096	$953
Mortgage backed securities	1,079,885	26,270	293,981	14,013	1,373,866	40,283
Municipal securities	32,450	344	—	—	32,450	344
Total temporarily impaired available-for-sale securities	$1,139,184	$26,814	$303,228	$14,766	$1,442,412	$41,580

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$9,574	$426	$9,574	$426
Mortgage backed securities	477,925	3,298	316,066	7,408	793,991	10,706
Municipal securities	11,698	66	—	—	11,698	66
Total temporarily impaired available-for-sale securities	$489,623	$3,364	$325,640	$7,834	$815,263	$11,198

At  June 30, 2018, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities or more likely than not will not be required to sell these securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

Held-to-Maturity

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of June 30, 2018 and December 31, 2017.

	June 30, 2018
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$91,734	$—	$3,060	$88,674
Municipal securities	132,105	915	3,210	129,810
Total held-to-maturity	$223,839	$915	$6,270	$218,484

	December 31, 2017
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$100,039	$—	$1,068	$98,971
Municipal securities	132,360	1,781	1,497	132,644
Total held to maturity	$232,399	$1,781	$2,565	$231,615

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-maturity securities pledged at June 30, 2018 and December 31, 2017 had a carrying amount of $105,792 and $97,389 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2018, there were no holdings of held-to-maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of held-to-maturity securities at June 30, 2018 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities held-to-maturity	Value	Cost
Due after five years through ten years	$—	$—
Due after ten years through thirty years	129,810	132,105
Mortgage backed securities	88,674	91,734
Total held-to-maturity	$218,484	$223,839

The following table shows the Company’s held-to-maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$51,531	$1,653	$37,144	$1,407	$88,675	$3,060
Municipal securities	35,230	756	36,810	2,454	72,040	3,210
Total temporarily impaired held-to-maturity securities	$86,761	$2,409	$73,954	$3,861	$160,715	$6,270

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$57,266	$451	$41,705	$617	$98,971	$1,068
Municipal securities	13,350	186	37,963	1,311	51,313	1,497
Total temporarily impaired held-to-maturity securities	$70,616	$637	$79,668	$1,928	$150,284	$2,565

At June 30, 2018, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities or more likely than not will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2018	December 31, 2017
Loans excluding PCI loans
Real estate loans
Residential	$1,527,490	$1,025,303
Commercial	3,712,072	2,546,143
Land, development and construction	464,565	235,816
Total real estate	5,704,127	3,807,262
Commercial	1,000,406	693,501
Consumer and other loans	160,444	107,480
Loans before unearned fees and deferred cost	6,864,977	4,608,243
Net unearned fees and costs	893	820
Total loans excluding PCI loans	6,865,870	4,609,063
PCI loans (note 1)
Real estate loans
Residential	64,574	59,975
Commercial	98,389	92,791
Land, development and construction	6,885	6,656
Total real estate	169,848	159,422
Commercial	3,807	4,444
Consumer and other loans	295	292
Total PCI loans	173,950	164,158
Total loans	7,039,820	4,773,221
Allowance for loan losses for loans that are not PCI loans	(37,209)	(32,530)
Allowance for loan losses for PCI loans	(275)	(295)
Total loans, net of allowance for loan losses	$7,002,336	$4,740,396

Note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2018
Balance at beginning of period	$34,154	$275	$34,429
Loans charged-off	(589)	—	(589)
Recoveries of loans previously charged-off	711	—	711
Net recoveries	122	—	122
Provision for loan losses	2,933	—	2,933
Balance at end of period	$37,209	$275	$37,484

Three months ended June 30, 2017
Balance at beginning of period	$27,521	$298	$27,819
Loans charged-off	(348)	—	(348)
Recoveries of loans previously charged-off	697	65	762
Net recoveries	349	65	414
Provision for loan losses	1,899	—	1,899
Balance at end of period	$29,769	$363	$30,132

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six months ended June 30, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(992)	—	(992)
Recoveries of loans previously charged-off	1,343	75	1,418
Net recoveries	351	75	426
Provision for loan losses	4,328	(95)	4,233
Balance at end of period	$37,209	275	$37,484

Six months ended June 30, 2017
Balance at beginning of period	$26,569	$472	$27,041
Loans charged-off	(1,250)	—	(1,250)
Recoveries of loans previously charged-off	1,382	65	1,447
Net recoveries	132	65	197
Provision for loan losses	3,068	(174)	2,894
Balance at end of period	$29,769	$363	$30,132

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended June 30, 2018
Beginning of the period	$5,747	$20,975	$1,294	$4,501	$1,637	$34,154
Charge-offs	—	—	—	(221)	(368)	(589)
Recoveries	364	169	1	56	121	711
Provision for loan losses	(264)	777	334	1,076	1,010	2,933
Balance at end of period	$5,847	$21,921	$1,629	$5,412	$2,400	$37,209

Three months ended June 30, 2017
Beginning of the period	$5,763	$15,613	$1,063	$3,544	$1,538	$27,521
Charge-offs	(56)	(50)	—	(9)	(233)	$(348)
Recoveries	310	27	206	119	35	$697
Provision for loan losses	117	1,648	(94)	(64)	292	$1,899
Balance at end of period	$6,134	$17,238	$1,175	$3,590	$1,632	$29,769

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended June 30, 2018
Beginning of the period	$—	$59	$202	$—	$14	$275
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	—	—	—	—	—
Balance at end of period	$—	$59	$202	$—	$14	$275

Three months ended June 30, 2017
Beginning of the period	$50	$58	$176	$—	$14	$298
Charge-offs	—	—	—	—	—	—
Recoveries	—	65	—	—	—	65
Provision for loan losses	—	—	—	—	—	—
Balance at end of period	$50	$123	$176	$—	$14	$363

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Six months ended June 30, 2018
Beginning of the period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530
Charge-offs	(136)	—	—	(228)	(628)	(992)
Recoveries	638	456	1	62	186	1,343
Provision for loan losses	(658)	2,161	449	1,448	928	4,328
Balance at end of period	$5,847	$21,921	$1,629	$5,412	$2,400	$37,209

Six months ended June 30, 2017
Beginning of the period	$5,640	$14,713	$883	$3,785	$1,548	$26,569
Charge-offs	(142)	(64)	—	(537)	(507)	(1,250)
Recoveries	526	306	243	172	135	1,382
Provision for loan losses	110	2,283	49	170	456	3,068
Balance at end of period	$6,134	$17,238	$1,175	$3,590	$1,632	$29,769

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Six months ended June 30, 2018
Beginning of the period	$—	$59	$222	$—	$14	$295
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	75	—	75
Provision for loan losses	—	—	(20)	(75)	—	(95)
Balance at end of period	$—	$59	$202	$—	$14	$275

Six months ended June 30, 2017
Beginning of the period	$54	$92	$312	$—	$14	$472
Charge-offs	—	—	—	—	—	—
Recoveries	—	65	—	—	—	65
Provision for loan losses	(4)	(34)	(136)	—	—	(174)
Balance at end of period	$50	$123	$176	$—	$14	$363

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of June 30, 2018	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$471	$—	$—	$400	$5	$876
Collectively evaluated for impairment	5,376	21,921	1,629	5,012	2,395	36,333
Purchased credit impaired	—	59	177	25	14	275
Total ending allowance balance	$5,847	$21,980	$1,806	$5,437	$2,414	$37,484

Loans:
Individually evaluated for impairment	$7,600	$7,661	$952	$1,900	$166	$18,279
Collectively evaluated for impairment	1,519,890	3,704,411	463,613	998,506	160,278	6,846,698
Purchased credit impaired	64,574	98,389	6,885	3,807	295	173,950
Total ending loan balances	$1,592,064	$3,810,461	$471,450	$1,004,213	$160,739	$7,038,927

	Real Estate Loans
As of December 31, 2017	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$586	$—	$4	$206	$8	$804
Collectively evaluated for impairment	5,417	19,304	1,175	3,924	1,906	31,726
Purchased credit impaired	—	59	222	—	14	295
Total ending allowance balance	$6,003	$19,363	$1,401	$4,130	$1,928	$32,825

Loans:
Individually evaluated for impairment	$8,101	$8,218	$331	$3,497	$198	$20,345
Collectively evaluated for impairment	1,017,202	2,537,925	235,485	690,004	107,282	4,587,898
Purchased credit impaired	59,975	92,791	6,656	4,444	292	164,158
Total ending loan balance	$1,085,278	$2,638,934	$242,472	$697,945	$107,772	$4,772,401

The table below summarizes impaired loan data for the periods presented.

	Jun. 30, 2018	Dec. 31, 2017
Performing troubled debt restructures (“TDRs”) (not included in nonperforming loans ("NPLs"))	$10,654	$12,081
Nonperforming TDRs (included in NPLs)	1,310	698
Total TDRs (included in impaired loans)	11,964	12,779
Impaired loans that are not TDRs	6,315	7,566
Total impaired loans	$18,279	$20,345

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of June 30, 2018 and December 31, 2017 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of June 30, 2018	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,009	$591	$7,600
Commercial	2,795	694	3,489
Land, development, construction	73	—	73
Total real estate loans	9,877	1,285	11,162
Commercial	636	—	636
Consumer and other	141	25	166
Total TDRs	$10,654	$1,310	$11,964

As of December 31, 2017	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,737	$364	$8,101
Commercial	3,286	306	3,592
Land, development, construction	332	—	332
Total real estate loans	11,355	670	12,025
Commercial	556	—	556
Consumer and other	170	28	198
Total TDRs	$12,081	$698	$12,779

Our policy is to return non accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $19 and $28 and partial charge offs of $10 and $21 on the TDR loans described above during the three and six month periods ending June 30, 2018.  The Company recorded a provision for loan loss expense of $239 and $254and partial charge-offs of $19 and $43 on TDR loans during the three and six month periods ending June 30, 2017.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 89% of our TDRs are current pursuant to their modified terms, and $1,310, or approximately 11% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and six month periods ending June 30, 2018 were $601 and $2,148.  The Company recorded loan loss provision of $13 and $14 for loans modified during the three and six month periods ending June 30, 2018.   Loans modified as TDRs during the three and six month periods ending June 30, 2017 were $637 and $706.  The Company recorded a loan loss provision of $6 and $6 for loans modified during the three and six month periods ending June 30, 2017.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending June 30, 2018 and 2017.

	Period ending		Period ending
	June 30, 2018		June 30, 2017
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	1	$51	1	$74
Commercial real estate	1	120	2	628
Land, development, construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Consumer and other	—	—	—	—
Total	2	$171	3	$702

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company recorded a provision for loan loss expense of $3 and $5 and partial charge offs of $3 and $5 on TDR loans that subsequently defaulted as described above during the three and six month periods ending June 30, 2018.  The Company recorded a provision for loan loss expense of $6 and $6 and partial charge offs of $6 and $6 on TDR loans that subsequently defaulted as described above during the three and six month period ending June 30, 2017, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2018 and December 31, 2017, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of June 30, 2018	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,868	$4,728	$—
Commercial real estate	8,199	7,661	—
Land, development, construction	973	952	—
Commercial and industrial	1,275	1,262	—
Consumer, other	113	112	—

With an allowance recorded:
Residential real estate	3,019	2,872	471
Commercial real estate	—	—	—
Land, development, construction	—	—	—
Commercial and industrial	639	638	400
Consumer, other	73	54	5
Total	$19,159	$18,279	$876

As of December 31, 2017	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,945	$4,818	$—
Commercial real estate	8,973	8,218	—
Land, development, construction	260	210	—
Commercial and industrial	3,374	2,968	—
Consumer, other	142	127	—

With an allowance recorded:
Residential real estate	3,426	3,283	586
Commercial real estate	—	—	—
Land, development, construction	140	121	4
Commercial and industrial	531	529	206
Consumer, other	78	71	8
Total	$21,869	$20,345	$804

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended June 30, 2018	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,882	$82	$—
Commercial	7,986	35	—
Land, development, construction	574	1	—
Total real estate loans	16,442	118	—

Commercial and industrial	2,227	9	—
Consumer and other loans	179	2	—
Total	$18,848	$129	$—

Six months ended June 30, 2018	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,007	$159	$—
Commercial	8,124	48	—
Land, development, construction	420	4	—
Total real estate loans	16,551	211	—

Commercial and industrial	2,624	14	—
Consumer and other loans	187	4	—
Total	$19,362	$229	$—

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended June 30, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,808	$76	$—
Commercial	8,824	34	—
Land, development, construction	350	5	—
Total real estate loans	16,982	115	—

Commercial and industrial	1,620	7	—
Consumer and other loans	246	3	—
Total	$18,848	$125	$—

Six months ended June 30, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,885	$137	$—
Commercial	8,867	69	—
Land, development, construction	527	8	—
Total real estate loans	17,279	214	—

Commercial and industrial	1,623	15	—
Consumer and other loans	237	5	—
Total	$19,139	$234	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Jun. 30, 2018	Dec. 31, 2017
Non accrual loans	$23,071	$17,288
Loans past due over 90 days and still accruing interest	—	—
Total non performing loans	$23,071	$17,288

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2018 and December 31, 2017, excluding purchased credit impaired loans:

As of June 30, 2018	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$8,472	$—
Commercial real estate	9,144	—
Land, development, construction	1,805	—
Commercial	2,681	—
Consumer, other	969	—
Total	$23,071	$—

As of December 31, 2017	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,107	$—
Commercial real estate	6,549	—
Land, development, construction	138	—
Commercial	3,121	—
Consumer, other	373	—
Total	$17,288	$—

The following table presents the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of June 30, 2018
Residential real estate	$1,527,490	$3,962	$4,066	$—	$8,028	$1,510,990	$8,472
Commercial real estate	3,712,072	8,934	3,153	—	12,087	3,690,841	9,144
Land/dev/construction	464,565	427	671	—	1,098	461,662	1,805
Commercial	1,000,406	2,676	290	—	2,966	994,759	2,681
Consumer	160,444	634	305	—	939	158,536	969
	$6,864,977	$16,633	$8,485	$—	$25,118	$6,816,788	$23,071

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2017
Residential real estate	$1,025,303	$3,568	$1,821	$—	$5,389	$1,012,807	$7,107
Commercial real estate	2,546,143	1,158	2,272	—	3,430	2,536,164	6,549
Land/dev/construction	235,816	2,807	189	—	2,996	232,682	138
Commercial	693,501	568	763	—	1,331	689,049	3,121
Consumer	107,480	471	48	—	519	106,588	373
	$4,608,243	$8,572	$5,093	$—	$13,665	$4,577,290	$17,288

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, as of June 30, 2018 and December 31, 2017.   The increase in loans categorized as special mention between the periods presented is due to the acquisitions of Sunshine and Harbor on January 1, 2018.

		As of June 30, 2018
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$1,461,543	$44,958	$20,989	$—
Commercial real estate	3,517,864	159,296	34,912	—
Land/dev/construction	424,427	33,033	7,105	—
Commercial	974,024	21,928	4,454	—
Consumer	159,394	296	754	—
Total	$6,537,252	$259,511	$68,214	$—

		As of December 31, 2017
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$987,472	$20,435	$17,396	$—
Commercial real estate	2,411,085	115,942	19,116	—
Land/dev/construction	217,555	17,699	562	—
Commercial	674,764	14,186	4,551	—
Consumer	106,735	139	606	—
Total	$4,397,611	$168,401	$42,231	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Residential	Consumer
Performing	$1,519,018	$159,475
Nonperforming	8,472	969
Total	$1,527,490	$160,444

As of December 31, 2017	Residential	Consumer
Performing	$1,018,196	$107,107
Nonperforming	7,107	373
Total	$1,025,303	$107,480

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2018 and December 31, 2017. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Jun. 30, 2018	Dec. 31, 2017
Contractually required principal and interest	$285,576	$248,283
Non-accretable difference	(44,166)	(13,183)
Cash flows expected to be collected	241,410	235,100
Accretable yield	(67,460)	(70,942)
Carrying value of acquired loans	173,950	164,158
Allowance for loan losses	(275)	(295)
Carrying value less allowance for loan losses	$173,675	$163,863

The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified $2,187, $2,274, $3,914 and $6,078 from non-accretable difference to accretable yield during the three and six month periods ending June 30, 2018 and 2017 to reflect its adjusted estimates of future expected cash flows.   The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and six month periods ending June 30, 2018 and 2017.

Activity during the		Effect of	income	all other
three month period ending June 30, 2018	Mar. 31, 2018	acquisitions	accretion	adjustments	Jun. 30, 2018
Contractually required principal and interest	$315,277	$—	$—	$(29,701)	$285,576
Non-accretable difference	(50,237)	—	—	6,071	(44,166)
Cash flows expected to be collected	265,040	—	—	(23,630)	241,410
Accretable yield	(71,857)	—	11,096	(6,699)	(67,460)
Carry value of acquired loans	$193,183	$—	$11,096	$(30,329)	$173,950

Activity during the		Effect of	income	all other
six month period ending June 30, 2018	Dec. 31, 2017	acquisitions	accretion	adjustments	Jun. 30, 2018
Contractually required principal and interest	$248,283	$88,705	$—	$(51,412)	$285,576
Non-accretable difference	(13,183)	(38,164)	—	7,181	(44,166)
Cash flows expected to be collected	235,100	50,541	—	(44,231)	241,410
Accretable yield	(70,942)	(6,278)	18,814	(9,054)	(67,460)
Carry value of acquired loans	$164,158	$44,263	$18,814	$(53,285)	$173,950

Activity during the		Effect of	income	all other
three month period ending June 30, 2017	Mar. 31, 2017	acquisitions	accretion	adjustments	Jun. 30, 2017
Contractually required principal and interest	$275,938	$20,729	$—	$(16,553)	$280,114
Non-accretable difference	(10,426)	(6,347)	—	2,726	(14,047)
Cash flows expected to be collected	265,512	14,382	—	(13,827)	266,067
Accretable yield	(89,454)	(3,266)	8,559	(2,542)	(86,703)
Carry value of acquired loans	$176,058	$11,116	$8,559	$(16,369)	$179,364

Activity during the		Effect of	income	all other
six month period ending June 30, 2017	Dec. 31, 2016	acquisitions	accretion	adjustments	Jun. 30, 2017
Contractually required principal and interest	$297,821	$20,729	$—	$(38,436)	$280,114
Non-accretable difference	(18,372)	(6,347)	—	10,672	(14,047)
Cash flows expected to be collected	279,449	14,382	—	(27,764)	266,067
Accretable yield	(93,525)	(3,266)	17,084	(6,996)	(86,703)
Carry value of acquired loans	$185,924	$11,116	$17,084	$(34,760)	$179,364

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7:  Loans Held for Sale

For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or fair value.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  This change was accounted for on a prospective basis.  Net gains from changes in estimated fair value of mortgage loans held for sale were $722 at June 30, 2018. No loans held for sale at June 30, 2018 were past due or on nonaccrual.

The table below summarizes the activity in mortgage loans held for sale during the three month periods ending June 30, 2018 and 2017.

	Three month periods ended		Six month periods ended
	Jun. 30, 2018	Jun. 30, 2017	Jun. 30, 2018	Jun. 30, 2017
Beginning balance	$28,485	$2,637	$19,647	$2,285
Effect from acquisitions	—	—	6,124	—
Loans originated	92,218	19,641	150,316	30,363
Proceeds from sales	(87,066)	(13,616)	(144,387)	(24,217)
Change in fair value	359	—	722	—
Net realized gain on sales	2,370	297	3,944	528
Ending balance	$36,366	$8,959	$36,366	$8,959

As loans are closed, they are typically sold at prices specified in the forward contracts.  Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts.  Derivative mortgage loan commitments, or interest rate locks, are also utilized and relate to the origination of a mortgage that will be held for sale upon funding.   The Company uses these derivative financial instruments on its loans held for sale to manage interest rate risk and not for speculative purposes.   The table below summarizes the notional amounts for interest rate lock commitments, best efforts forward trades and MBS forward trades pertaining to loans held for sale at June 30, 2018.

Notional
Interest rate lock commitments	$33,306
Best efforts forward trades	52,614
MBS forward trades	14,250
Total derivative instruments	$100,170

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8: Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $51,799 at June 30, 2018 compared to $52,080 at December 31, 2017.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of June 30, 2018	Securities	Securities	Total
Market value of securities pledged	$71,222	$438	$71,660
Borrowings related to pledged amounts	51,707	92	51,799
Market value pledged as a % of borrowings	138%	476%	138%

As of December 31, 2017
Market value of securities pledged	$59,239	$443	$59,682
Borrowings related to pledged amounts	52,030	50	52,080
Market value pledged as a % of borrowings	114%	886%	115%

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Central Florida markets and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and six month periods ending June 30, 2018 and 2017, respectively, the Company incurred approximately $0, $3,417, $0 and $3,649 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary reasons for the transaction were to expand its market share in the Central Florida market, together with its acquisition of Platinum as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 19% and 17%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and six month periods ending June 30, 2018 and 2017, respectively, the Company incurred approximately $1, $4,709, $149 and $5,336 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and six month periods ending June 30, 2018, the Company incurred approximately $8,403 and $10,474 of acquisition costs related to this transaction. A portion of these merger expenses reduced goodwill by $4,114, net of income taxes of $1,397. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $114,228 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.  Fair value estimates on loans are deemed preliminary due to appraisals and other borrower financial information.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the purchase price calculation.

Number of shares of Sunshine common stock outstanding at December 31, 2017	7,922,479
Per share exchange ratio	0.89
Number of shares of CenterState common stock less 361 of fractional shares	7,050,645
CenterState common stock price per share on December 29, 2017	$25.73
Fair value of CenterState common stock issued	$181,413
Cash consideration paid for 361 of fractional shares	7
Total consideration to be paid to Sunshine common shareholders	$181,420
Fair value of Sunshine stock options converted to CenterState stock options	6,432
Total Purchase Price for Sunshine	$187,852

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the January 1, 2018 purchase date.

January 1, 2018
Assets:
Cash and cash equivalents	$47,056
Loans, held for investment	676,090
Purchased credit impaired loans	8,232
Loans held for sale	430
Investments	93,006
Accrued interest receivable	2,170
Branch real estate	9,375
Furniture and fixtures	916
Bank property held for sale	9,503
FHLB stock	4,875
Bank owned life insurance	23,101
Core deposit intangible	8,525
Goodwill	114,228
Deferred tax asset	11,670
Other assets	6,135
Total assets acquired	$1,015,312
Liabilities:
Deposits	$719,039
Federal Home Loan Bank advances	95,001
Securities sold under agreement to repurchase	353
Subordinated notes	11,000
Accrued interest payable	457
Other liabilities	1,610
Total liabilities assumed	$827,460

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 33% and 32%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and six month periods ending June 30, 2018, the Company incurred approximately $5,737 and $11,527 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $233,321 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.   Fair value estimates on loans are deemed preliminary due to appraisals and other borrower financial information.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the purchase price calculation.

Number of shares of Harbor common stock outstanding at December 31, 2017	22,299,082
Per share exchange ratio	0.675
Number of shares of CenterState common stock less 241 of fractional shares	15,051,639
CenterState common stock price per share on December 29, 2017	$25.73
Fair value of CenterState common stock issued	$387,279

Number of shares of Harbor common stock outstanding at December 31, 2017	22,299,082
Cash consideration each Harbor share is entitled to receive	$1.925
Total Cash Consideration plus $6 for 241 of fractional shares	$42,932

Total Stock Consideration	$387,279
Total Cash Consideration	42,932
Total consideration to be paid to Harbor common shareholders	$430,211
Fair value of Harbor stock options converted to CenterState stock options	$18,025
Total Purchase Price for Harbor	$448,236

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the January 1, 2018 purchase date.

January 1, 2018
Assets:
Cash and cash equivalents	$77,176
Loans, held for investment	1,290,004
Purchased credit impaired loans	36,031
Loans held for sale	5,694
Investments	585,297
Accrued interest receivable	5,847
Branch real estate	34,035
Furniture and fixtures	3,571
Bank property held for sale	14,140
FHLB and other stock	9,488
Bank owned life insurance	39,089
Other real estate owned	5,144
Core deposit intangible	23,625
Goodwill	233,321
Deferred tax asset	14,071
Other assets	2,536
Total assets acquired	$2,379,069
Liabilities:
Deposits	$1,755,155
Federal Home Loan Bank advances	157,919
Corporate debentures	5,872
Accrued interest payable	478
Other liabilities	11,409
Total liabilities assumed	$1,930,833

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

Pro-forma information

Pro-forma data for the three month period ending June 30, 2017 listed in the table below presents pro-forma information as if the Gateway, Sunshine and Harbor acquisitions occurred at the beginning of 2017.  Because the Platinum transaction closed on April 1, 2017, there is no pro-forma information for the three month period ending June 30, 2017 since Platinum’s actual results are included in the operating results for the three month period ending June 30, 2017.  Pro-forma data for the six month period ending June 30, 2017 listed in the table below presents pro-forma information as if the Platinum, Gateway, Sunshine and Harbor acquisitions occurred at the beginning of 2017.  Because the Platinum and Gateway closed on April 1, 2017 and May 1, 2017, respectively, and Sunshine and Harbor transactions both closed on January 1, 2018, there is no pro-forma information for the six month period ending June 30, 2018 since Platinum, Gateway, Sunshine and Harbor actual results are included in the current reported figures.

	Three months ended	Six months ended
	Jun. 30, 2017	Jun. 30, 2017
Net interest income	$90,920	$169,159
Net income available to common shareholders	$27,154	$34,853
EPS - basic	$0.33	$0.63
EPS - diluted	$0.32	$0.62

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

Announced Acquisition of Charter Financial Corporation

On April 24, 2018, the Company entered into a definitive agreement to acquire Charter Financial Corporation (“Charter”), whereby Charter will merge with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s subsidiary bank and Charter’s subsidiary bank, CharterBank, will merge with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of Charter common stock converted into the right to receive 0.738 shares of the Company’s common stock and $2.30 in cash.  The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the fourth quarter of 2018 subject to customary closing conditions, including receipt of all applicable regulatory approvals and shareholder approval of Charter. The Company’s primary reasons for the transaction are to expand its franchise into Georgia and Alabama, further solidify its market share in Florida, expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  CharterBank, which is headquartered in West Point, Georgia, operates 22 banking locations.  As of June 30, 2018, Charter reported total assets of $1,625,835, total loans of $1,163,023 and total deposits of $1,317,738.

NOTE 10:  Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At June 30, 2018 and December 31, 2017, the notional amount of such arrangements was $4,514,457 and $3,740,430, respectively, and investment securities with a fair value of $0 and $19,048 were pledged as collateral to the third party dealers.  The Company pledged $3,316 and $16,991 of cash as collateral to the third party dealers at June 30, 2018 and December 31, 2017, respectively, in addition to the investment securities pledged.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the interest rate swap derivative instruments is as follows:

	Jun. 30, 2018	Dec. 31, 2017
Notional amount	$4,514,457	$3,740,430
Weighted average pay rate on interest-rate swaps	3.37%	3.00%
Weighted average receive rate on interest rate swaps	3.37%	3.00%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$73,446	$42,480
Fair value of interest rate swap derivatives (liability)	$73,797	$43,259

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

Gains/Losses on Sales of OREO

The Company records a gain or loss form the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  There are no ASC 606 implications unless the Company finances the sale of OREO.  There are no instances of the Company financing the sale of one of its OREO properties as of June 30, 2018.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  On December 22, 2017, the U.S. federal government enacted the Tax Act.  Stakeholders in the banking and insurance industries expressed concern about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations).  Those stakeholders asserted that because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects) do not reflect the appropriate tax rate. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.  The amendments in this update allow a reclassification from accumulated other

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Act; the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued.  The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company early adopted this update which resulted in a reclassification of $1,241 from accumulated other comprehensive income to retained earnings for stranded tax effects for the year ended December 31, 2017.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the impact on failing to implement our business strategy, including our growth and acquisition strategy, including our most recent proposed merger with Charter Financial Corp, any litigation that has been or might be filed in connection with our pending merger with Charter Financial; the ability to successfully integrate our acquisitions; additional capital requirements due to our growth plans; the impact of an increase in our asset size to over $10 billion; the risks of changes in interest rates and the level and composition of deposits, loan demand, the credit and other risks in our loan portfolio and the values of loan collateral; the impact of us not being able to manage our risk; the impact on a loss of management or other experienced employees; the impact if we failed to maintain our culture and attract and retain skilled people; the risk of changes in technology and customer preferences; the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely including as a result of cyber-attacks; or material regulatory liability in areas such as BSA or consumer protection; reputational risks from such failures or liabilities or other events; legislative and regulatory changes; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

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

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2018 AND DECEMBER 31, 2017

Overview

Our total assets increased approximately 48% from December 31, 2017 to June 30, 2018, to approximately $10.5 billion, primarily due to the acquisitions of Sunshine and Harbor, which were completed on January 1, 2018.  In addition to the growth through acquisitions, organic loan growth during the period was 8% annualized, supported by deposit growth of $187,091, or 5% annualized.  Our loan to deposit ratio was 85.6% and 85.8% at June 30, 2018 and December 31, 2017, respectively.

Due to consolidated assets in excess of $10 billion, the Company is now subject to additional regulations and oversight that can affect our revenues and expenses. Such regulations and oversight include increased expectations with respect to risk management internal audit, and information security, enhanced stress testing as a component of liquidity and capital planning, transfer of examination over compliance with consumer and small business laws from the Office of the Comptroller of the Currency to the Consumer Financial Protection Bureau (“CFPB”), increased deposit insurance premium assessments based on a new scorecard issued by the FDIC, and no longer being exempt from the requirements of the Federal Reserve’s rules limiting certain  interchange transaction fees for debit cards on institutions over $10 billion in assets. We expect to expend additional resources to comply with these and other additional applicable regulatory requirements. Increased deposit insurance assessments can result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. Finally, a failure to meet prudential risk management and capital planning standards or compliance with consumer lending laws could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

On April 24, 2018, the Company entered into a definitive merger agreement to acquire Charter Financial Corporation (“Charter”), the parent company of CharterBank, a federally-chartered savings bank headquartered in West Point, Georgia. Immediately upon completion of the merger, CharterBank will merge into CenterState Bank. Based on June 30, 2018 and excluding purchase accounting, the combined company has pro forma total assets of $12.2 billion, gross loans of $8.2 billion and deposits of $9.5 billion, and will expand the Company’s presence in Georgia and Alabama and further strengthen the Company’s presence in Florida markets.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $307,375 at June 30, 2018 (approximately 3% of total assets) as compared to $195,057 at December 31, 2017 (approximately 3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $1,528,270 at June 30, 2018 (approximately 15% of total assets) compared to $1,060,143 at December 31, 2017 (approximately 15% of total assets), an increase of $468,127 or 44%, which was mainly attributable to securities acquired from Harbor. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	Three month periods ended		Six month periods ended
	Jun. 30, 2018	Jun. 30, 2017	Jun. 30, 2018	Jun. 30, 2017
Beginning balance	$428	$—	6,777	$12,383
Purchases	140,239	118,168	187,179	144,102
Proceeds from sales	(138,841)	(116,308)	(192,130)	(154,706)
Net realized gain on sales	14	54	14	135
Net unrealized gains	8	20	8	20
Ending balance	$1,848	$1,934	$1,848	$1,934

Investment securities held to maturity

At June 30, 2018, we had $223,839 (unamortized cost basis) of securities with an estimated fair value of $218,484, resulting in a net unrecognized loss of $5,355, compared to $232,399 (unamortized cost basis) of securities with an estimated fair value of $231,615 and a net unrecognized loss of $784 at December 31, 2017.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a mortgage loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or fair value.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  This change was accounted for on a prospective basis.  Net gains from changes in estimated fair value of mortgage loans held for sale were $722 at June 30, 2018. Gains and losses on the sale of mortgage loans held for sale and changes in fair value are included as a components of mortgage banking revenue which are reported in non-interest income in our Condensed Consolidated Statement of Income and Comprehensive Income.

The table below presents  the activity in this portfolio for the periods indicated.

	Three month periods ended		Six month periods ended
	Jun. 30, 2018	Jun. 30, 2017	Jun. 30, 2018	Jun. 30, 2017
Beginning balance	$28,485	$2,637	$19,647	$2,285
Effect from acquisitions	—	—	6,124	—
Loans originated	92,218	19,641	150,316	30,363
Proceeds from sales	(87,066)	(13,616)	(144,387)	(24,217)
Change in fair value	359	—	722	—
Net realized gain on sales	2,370	297	3,944	528
Ending balance	$36,366	$8,959	$36,366	$8,959

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the six month period ended June 30, 2018, were  $6,909,861 or  77.4% of average earning assets, as compared to  $3,952,701, or  75.7% of average earning assets, for the six month period ending June 30, 2017. Total loans at June 30, 2018 and December 31, 2017 were $7,039,820 and $4,773,221, respectively. This represents a loan to total asset ratio of 66.8% and 67.0% and a loan to deposit ratio of 85.6% and 85.8%, at June 30, 2018 and December 31, 2017, respectively.

Non-PCI loans

At June 30, 2018, we have total Non-PCI loans of $6,865,870.  Total new loans originated during the six month period ended June 30, 2018 approximated $1.2 billion, of which $760 million were funded at the time of origination. About 28% of funded loan origination was non-owner occupied commercial real estate (“CRE”); 20% owner occupied CRE, 16% single family residential, 22% commercial and industrial (“C&I”), 9% land, development & construction and 5% were all other. Approximately 18% of the funded loan production was floating rate, 31% was other variable rate and 51% was fixed rate.  The weighted average tax equivalent interest rate on funded loans was approximately 4.69% during the six month period.  The loan origination pipeline is approximately $689 million at June 30, 2018 compared to $564 million at December 31, 2017.

The graph below summarizes new loan originations and funded loan production, excluding acquired loans purchased pursuant to acquisitions, over the past nine quarters.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at June 30, 2018 were $173,950 compared to $164,158 at December 31, 2017.

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

Total loans at June 30, 2018 were $7,039,820. Of this amount, approximately 83.4% are collateralized by real estate, 14.3% are commercial non real estate loans and the remaining 2.3% are consumer and other non real estate loans. We have $1,592,064 of single family residential loans which represents about 23% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 54.1% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2018	December 31, 2017
Loans excluding PCI loans
Real estate loans
Residential	$1,527,490	$1,025,303
Commercial	3,712,072	2,546,143
Land, development and construction	464,565	235,816
Total real estate	5,704,127	3,807,262
Commercial	1,000,406	693,501
Consumer and other loans	160,444	107,480
Loans before unearned fees and deferred cost	6,864,977	4,608,243
Net unearned fees and costs	893	820
Total loans excluding PCI loans	6,865,870	4,609,063
PCI loans (note 1)
Real estate loans
Residential	64,574	59,975
Commercial	98,389	92,791
Land, development and construction	6,885	6,656
Total real estate	169,848	159,422
Commercial	3,807	4,444
Consumer and other loans	295	292
Total PCI loans	173,950	164,158
Total loans	7,039,820	4,773,221
Allowance for loan losses for loans that are not PCI loans	(37,209)	(32,530)
Allowance for loan losses for PCI loans	(275)	(295)
Total loans, net of allowance for loan losses	$7,002,336	$4,740,396
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	June 30, 2018	December 31, 2017
Originated Loans
Real estate loans
Residential	$714,744	$656,073
Commercial	1,772,111	1,489,706
Land, development and construction loans	197,938	134,748
Total real estate loans	2,684,793	2,280,527
Commercial loans	691,515	535,777
Consumer and other loans	126,242	102,226
Total loans before unearned fees and costs	3,502,550	2,918,530
Unearned fees and costs	893	820
Total originated loans	3,503,443	2,919,350

Acquired Loans (1)
Real estate loans
Residential	812,746	369,230
Commercial	1,939,961	1,056,437
Land, development and construction loans	266,627	101,068
Total real estate loans	3,019,334	1,526,735
Commercial loans	308,891	157,724
Consumer and other loans	34,202	5,254
Total acquired loans	3,362,427	1,689,713

PCI loans
Real estate loans
Residential	64,574	59,975
Commercial	98,389	92,791
Land, development and construction loans	6,885	6,656
Total real estate loans	169,848	159,422
Commercial loans	3,807	4,444
Consumer and other loans	295	292
Total PCI loans	173,950	164,158

Total Loans	$7,039,820	$4,773,221

(1)	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016);
•	Hometown of Homestead Banking Company acquisition (year 2016);
•	Platinum Bank Holding Company (year 2017); and
•	Gateway Financial Holdings of Florida, Inc. (year 2017);
•	Sunshine Bancorp, Inc. (year 2018)
•	HCBF Holding Company, Inc. (year 2018)

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at June 30, 2018 and December 31, 2017.

	Jun. 30, 2018			Dec. 31, 2017			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$3,490,889	34,214	0.98%	$2,902,904	$29,385	1.01%	$587,985	$4,829	(3)	bps
Impaired originated loans	12,554	875	6.97%	16,446	804	4.89%	(3,892)	71	208	bps
Total originated loans	3,503,443	35,089	1.00%	2,919,350	30,189	1.03%	584,093	4,900	(3)	bps

Acquired loans (2)	3,356,702	2,119	0.06%	1,685,814	2,341	0.14%	1,670,888	(222)	(8)	bps
Impaired acquired loans (1)	5,725	1	0.02%	3,899	—	—	1,826	1	2	bps
Total acquired loans	3,362,427	2,120	0.06%	1,689,713	2,341	0.14%	1,672,714	(221)	(8)	bps

Total non-PCI loans	6,865,870	37,209		4,609,063	32,530		2,256,807	4,679
PCI loans	173,950	275		164,158	295		9,792	(20)
Total loans	$7,039,820	$37,484		$4,773,221	$32,825		$2,266,599	$4,659

(1)	These are loans that were acquired as performing loans that subsequently became impaired.
(2)

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at June 30, 2018 was approximately $42,706 or 1.3% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the Hometown of Homestead Banking Company acquisition (year 2016), the Platinum Bank acquisition (year 2017), the Gateway Bank acquisition (year 2017), the Sunshine Bank acquisition (year 2018) and the Harbor Community Bank acquisition (year 2018).

The general loan loss allowance relating to originated loans increased by $4,900 resulting primarily from an increase in loans outstanding of $584,093. Net changes resulting from a mixture of decreases and increases in the Company’s various two year historical loss factors and qualitative factors also slightly affected the net change in the general loan loss allowance.

The general loan loss allowance relating to acquired loans (non-impaired loans) decreased by $221 resulting primarily from a decline in loans outstanding, excluding the two bank acquisitions (Sunshine and Harbor), which were closed on January 1, 2018.   At June 30, 2018 the non-impaired loans acquired from these two acquisitions were equal to approximately $1,818,142. These loans were recorded at estimated fair value at acquisition date. As such, there is no allowance for loan losses associated with these loans as of June 30, 2018. The unamortized acquisition date fair value adjustment related to these loans at June 30, 2018 was approximately $26,426, or 1.4% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at June 30, 2018 are equal to $18,279 ($12,554 originated impaired loans plus $5,725 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $880 to $18,279 ($17,403 when the $876 specific allowance is considered) from their legal unpaid principal balance outstanding of $19,159.  In the aggregate, total impaired loans have been written down to approximately 91% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 89% of their legal unpaid principal balance.  Approximately $10,654 of the Company’s impaired loans, or 58% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded. PCI loans had a remaining unpaid principal balance of $241,063 and unamortized fair value adjustment of $67,113, which represents 28% of unpaid principal balance, at June 30, 2018.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at June 30, 2018. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended June 30, 2018
Balance at beginning of period	$34,154	$275	$34,429
Loans charged-off	(589)	—	(589)
Recoveries of loans previously charged-off	711	—	711
Net recoveries	122	—	122
Provision for loan losses	2,933	—	2,933
Balance at end of period	$37,209	$275	$37,484

Three months ended June 30, 2017
Balance at beginning of period	$27,521	$298	$27,819
Loans charged-off	(348)	—	(348)
Recoveries of loans previously charged-off	697	65	762
Net recoveries	349	65	414
Provision for loan losses	1,899	—	1,899
Balance at end of period	$29,769	$363	$30,132

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six months ended June 30, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(992)	—	(992)
Recoveries of loans previously charged-off	1,343	75	1,418
Net recoveries	351	75	426
Provision for loan losses	4,328	(95)	4,233
Balance at end of period	$37,209	275	$37,484

Six months ended June 30, 2017
Balance at beginning of period	$26,569	$472	$27,041
Loans charged-off	(1,250)	—	(1,250)
Recoveries of loans previously charged-off	1,382	65	1,447
Net recoveries	132	65	197
Provision for loan losses	3,068	(174)	2,894
Balance at end of period	$29,769	$363	$30,132

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.34% at June 30, 2018, compared to 0.38% at December 31, 2017.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $28,554  at June 30, 2018, compared to $21,422  at December 31, 2017. Non-performing assets as a percentage of total assets were 0.27%   at June 30, 2018, compared to 0.30%  at December 31, 2017. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Jun. 30, 2018	Dec. 31, 2017
Non-accrual loans (note 1)	$23,071	$17,288
Accruing loans 90 days or more past due (note 1)	—	—
Total non-performing loans ("NPLs") (note 1)	23,071	17,288
Other real estate owned ("OREO")	5,376	3,987
Repossessed assets other than real estate ("ORAs") (note 1)	107	147
Total NPAs	$28,554	$21,422

NPLs as percentage of total loans (note 1)	0.34%	0.38%
NPAs as percentage of total assets	0.27%	0.30%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.42%	0.46%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.37%	0.30%
Allowance for loan losses as percentage of NPLs (note 1)	161%	188%
note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of June 30, 2018 the Company had non-accrual loans with an aggregate book value of $23,071 compared to December 31, 2017 when an aggregate book value of $17,288 was reported.

The second largest component of non-performing assets after non-accrual loans is OREO. At June 30, 2018, total OREO was $5,376 compared to $3,987 at December 31, 2017.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At June 30, 2018, we identified a total of $18,279 in impaired loans, excluding PCI loans. A specific valuation allowance of $876 has been attached to $3,564 of impaired loans included in the total $18,279 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $18,279, has been partially charged down by $880 from their aggregate legal unpaid balance of $19,159.

The table below summarizes impaired loan data for the periods presented.

	Jun. 30, 2018	Dec. 31, 2017
Impaired loans with a specific valuation allowance	$3,564	$4,004
Impaired loans without a specific valuation allowance	14,715	16,341
Total impaired loans	$18,279	$20,345

Performing TDRs (these are not included in NPLs)	$10,654	$12,081
Non performing TDRs (these are included in NPLs)	1,310	698
Total TDRs	11,964	12,779
Impaired loans that are not TDRs	6,315	7,566
Total impaired loans	$18,279	$20,345

Bank premises and equipment

Bank premises and equipment was $191,229 at June 30, 2018 compared to $141,886 at December 31, 2017, an increase of $49,343 or 34.8%.  The primary component of the increase is $67,053 of branch real estate acquired pursuant to the acquisitions of Sunshine and Harbor.  In addition, we transferred $27,145 of branch real estate, including branch real estate acquired from Sunshine and Harbor, that is no longer in use to held for sale at estimated fair value less estimated cost to sell.

A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Jun. 30, 2018	Dec. 31, 2017
Land	$66,794	$51,724
Land improvements	1,337	1,251
Buildings	108,876	85,625
Leasehold improvements	10,398	6,575
Furniture, fixtures and equipment	45,042	38,662
Construction in progress	10,018	4,783
Subtotal	242,465	188,620
Less: accumulated depreciation	51,236	46,734
Total	$191,229	$141,886

We transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and sold eleven properties during the six month ending June 30, 2018.   Our branch real estate held for sale at June 30, 2018 and December 31, 2017 was $29,756 and $11,354, respectively, a net increase of $18,402.  The net increase is due to transfers of bank properties to held for sale of $26,025, after impairment expense of $1,120, the sale of eleven properties and additional impairment expense of $1,220 on bank properties previously transferred to held for sale.  We received net proceeds of $8,409 for the properties sold during the six month period ending June 30, 2018.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $73,446 at June 30, 2018 compared to $42,480 at December 31, 2017.  The fair value of interest rate swap derivatives (liability component) was $73,797 at June 30, 2018 compared to $43,259 at December 31, 2017.

Deposits

Total deposits were $8,221,808 at June 30, 2018 compared to $5,560,523 at December 31, 2017.  We assumed approximately $2,474,194 in deposits from the Sunshine and Harbor transactions which were completed on January 1, 2018.  Excluding the deposits assumed from these two transactions, total deposits increased $187,091, or approximately 5% on an annualized basis, mainly in time deposits.  The cost of interest bearing deposits in the current quarter was 0.51%, compared to 0.41% in the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.33% compared to 0.26% in the previous quarter.  The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	Jun. 30, 2018	total	Dec. 31, 2017	total
Demand - non-interest bearing	$2,892,091	35%	$1,999,901	36%
Demand - interest bearing	1,439,839	18%	1,058,985	19%
Money market accounts	1,777,468	21%	900,532	16%
Savings deposits	664,517	8%	768,422	14%
Time deposits	1,447,893	18%	832,683	15%
Total deposits	$8,221,808	100%	$5,560,523	100%

.

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $51,799 at June 30, 2018 compared to $52,080 at December 31, 2017.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At June 30, 2018 we had $234,212 of correspondent bank deposits or federal funds purchased, compared to $261,490 at December 31, 2017.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. We had $300,000 in Federal Home Loan Bank advances, $20,000 in a revolving line of credit, and $11,000 in subordinated notes (assumed from the Sunshine transaction closed on January 1, 2018) at June 30, 2018.  We had $155,000 in Federal Home Loan Bank advances, $70,000 in overnight borrowings (which are included in federal funds on the Condensed Consolidated Balance Sheet), and $20,000 in a revolving line of credit at December 31, 2017.

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

Stockholders’ equity

Stockholders’ equity at June 30, 2018, was $1,540,248, or 14.6% of total assets, compared to $904,750, or 12.7% of total assets at December 31, 2017. The increase in stockholders’ equity was due to the following items:

Total stockholders' equity at December 31, 2017	$904,750
Net income during the period	67,799
Dividends paid on common shares ($0.20 per share)	(16,777)
Net decrease in market value of securities available for sale, net of deferred taxes	(23,529)
Stock options exercised	13,854
Equity based compensation	2,000
Stock repurchase (37,506 shares, average price of $26.61 per share)	(998)
Stock issued pursuant to acquisition of Sunshine	181,413
Stock options acquired and converted pursuant to Sunshine acquisition	6,432
Stock issued pursuant to acquisition of HCBF	387,279
Stock options acquired and converted pursuant to HCBF acquisition	18,025
Total stockholders' equity at June 30, 2018	$1,540,248

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-

weighted assets. Management believes, as of June 30, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Selected consolidated capital ratios at June 30, 2018 and December 31, 2017 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Bank Corporation (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2018
Total capital (to risk weighted assets)	$968,471	12.3%	$632,427	>8.0%	$336,044
Tier 1 capital (to risk weighted assets)	930,987	11.8%	474,320	>6.0%	456,667
Common equity Tier 1 capital (to risk weighted assets)	892,487	11.3%	355,740	>4.5%	536,747
Tier 1 capital (to average assets)	930,987	9.6%	388,815	>4.0%	542,172

December 31, 2017
Total capital (to risk weighted assets)	$682,175	12.6%	$434,245	>8.0%	$247,930
Tier 1 capital (to risk weighted assets)	649,350	12.0%	325,684	>6.0%	323,666
Common equity Tier 1 capital (to risk weighted assets)	621,956	11.5%	244,263	>4.5%	377,693
Tier 1 capital (to average assets)	649,350	9.8%	264,616	>4.0%	384,734

CenterState Bank, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2018
Total capital (to risk weighted assets)	$972,980	12.3%	$790,717	>10.0%	$182,263
Tier 1 capital (to risk weighted assets)	935,503	11.8%	632,573	>8.0%	302,930
Common equity Tier 1 capital (to risk weighted assets)	935,503	11.8%	513,966	>6.5%	421,537
Tier 1 capital (to average assets)	935,503	9.6%	485,804	>5.0%	449,699

December 31, 2017
Total capital (to risk weighted assets)	$654,018	12.2%	$538,202	>10.0%	$115,816
Tier 1 capital (to risk weighted assets)	621,199	11.5%	430,561	>8.0%	190,638
Common equity Tier 1 capital (to risk weighted assets)	621,199	11.5%	349,831	>6.5%	271,368
Tier 1 capital (to average assets)	621,199	9.4%	330,721	>5.0%	290,478

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

Overview

We recognized net income of $32,163 or $0.38 per share basic and diluted for the three month period ended June 30, 2018, compared to net income of $15,233 or $0.26 per share basic and diluted for the same period in 2017.  A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	increase
Three month period ending	2018	2017	(decrease)
Net interest income	$100,529	$61,017	$39,512
Provision for loan losses	2,933	1,899	1,034
Net interest income after loan loss provision	97,596	59,118	38,478

Total non interest income	22,589	16,974	5,615

Merger related expenses	14,140	9,458	4,682
All other non interest expense	65,472	45,351	20,121
Total non interest expense	79,612	54,809	24,803

Net income before provision for income taxes	40,573	21,283	19,290
Provision for income taxes	8,410	6,050	2,360
Net income (loss)	$32,163	$15,233	$16,930

The primary differences between the two quarters presented above relate to the acquisitions of Sunshine and Harbor, which were completed on January 1, 2018.   The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Sunshine and Harbor.  The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Sunshine and Harbor.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.   Mortgage banking revenue and SBA revenue increased $2,319 and $848, respectively, during the current quarter compared to the same period in 2017.

Net interest income/margin

Net interest income increased $39,512 or 64.8% to $100,529 during the three month period ended June 30, 2018 compared to $61,017 for the same period in 2017. The $39,512 increase was the result of a $45,885 increase in interest income and a $6,373 increase in interest expense.

Interest earning assets averaged $8,998,388 during the three month period ended June 30, 2018 as compared to $5,730,431 for the same period in 2017, an increase of $3,267,957, or 57.0%. The yield on average interest earning assets increased 40 bps to 4.93% (32 bps to 4.96% tax equivalent basis) during the three month period ended June 30, 2018, compared to 4.53% (4.64% tax equivalent basis) for the same period in 2017. The combined effects of the $3,267,957 increase in average interest earning assets and the 40 bps (32 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $45,885 ($45,033 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $5,872,943 during the three month period ended June 30, 2018 as compared to $3,660,692 for the same period in 2017, an increase of $2,212,251 or 60.4%. The cost of average interest bearing liabilities was 0.69% during the three month period ended June 30, 2018, compared to 0.41% for the same period in 2017. The effect of the $2,212,251 increase in average interest bearing liabilities and the 28 bps increase in cost of funds resulted in the $6,373 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended June 30, 2018 and 2017 on a tax equivalent basis.

	Three months ended June 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$6,797,810	$86,917	5.13%	$4,235,557	$48,922	4.63%
PCI loans (note 9)	183,452	11,096	24.26%	181,207	8,559	18.95%
Securities- taxable	1,552,550	10,325	2.67%	977,856	5,961	2.45%
Securities- tax exempt (note 8)	205,042	1,845	3.61%	155,550	1,975	5.09%
Fed funds sold and other (note 3)	259,534	1,103	1.70%	180,261	836	1.86%
Total interest earning assets	8,998,388	111,286	4.96%	5,730,431	66,253	4.64%

Allowance for loan losses	(34,518)			(28,266)
All other assets	1,403,545			755,216
Total assets	$10,367,415			$6,457,381

Interest bearing deposits (note 4)	5,247,246	6,668	0.51%	3,324,382	2,619	0.32%
Fed funds purchased	268,431	1,300	1.94%	253,851	692	1.09%
Other borrowings (note 5)	325,067	1,609	1.99%	56,414	83	0.59%
Corporate debenture (note 10)	32,199	523	6.51%	26,045	333	5.13%
Total interest bearing liabilities	5,872,943	10,100	0.69%	3,660,692	3,727	0.41%
Demand deposits	2,861,583			1,891,968
Other liabilities	104,906			64,668
Stockholders’ equity	1,527,983			840,053
Total liabilities and stockholders’ equity	$10,367,415			$6,457,381
Net interest spread (tax equivalent basis) (note 6)			4.27%			4.23%
Net interest income (tax equivalent basis)		$101,186			$62,526
Net interest margin (tax equivalent basis) (note 7)			4.51%			4.38%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $656 and $423 for the three month periods ended June 30, 2018 and 2017.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($400) and ($504) for the three month periods ended June 30, 2018 and 2017.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $87 and $58 for the three month periods ended June 30, 2018 and 2017.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan yields offset by an increase to the cost of deposits between the two periods presented above.   The increase in loan yields is due to the impact of loans acquired from Sunshine and Harbor, $4.0 million of income recognized due to prepayments on one PCI loan relationship and an increase on loan yields.

Provision for loan losses

The provision for loan losses increased $1,034 to $2,933 during the three month period ending June 30, 2018 compared to a provision expense of $1,899 for the comparable period in 2017. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended June 30, 2018 was $22,589 compared to $16,974 for the comparable period in 2017. A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Three month period ending:	2018	2017	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$6,008	$6,868	$(860)	(12.5)%
Other correspondent banking related revenue (note 2)	1,068	1,195	(127)	(10.6)%
Mortgage banking revenue	2,616	297	2,319	780.8%
SBA revenue	1,027	179	848	473.7%
Service charges on deposit accounts	4,861	3,822	1,039	27.2%
Debit, prepaid, ATM and merchant card related fees	3,498	2,324	1,174	50.5%
BOLI income	1,374	694	680	98.0%
Wealth management related revenue	640	891	(251)	(28.2)%
Gain on sale of bank properties held for sale	931	—	931	NM %
Other non-interest income	566	704	(138)	(19.6)%
Total non-interest income	$22,589	$16,974	$5,615	33.1%

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

Mortgage banking revenue and SBA revenue increased $2,319 and $848, respectively, during the current quarter compared to the same period in 2017.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Sunshine and Harbor, which were completed on January 1, 2018. Income from correspondent banking capital markets division decreased between the two periods presented above due to lower fixed income sales.

Non-interest expense

Non-interest expense for the three months ended June 30, 2018 increased $24,803, or 45.3%, to $79,612, compared to $54,809 for the same period in 2017. Components of our non-interest expenses are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Three month period ending:	2018	2017	(decrease)	(decrease)
Salaries and wages	$30,888	$21,150	$9,738	46.0%
Incentive/bonus compensation	3,331	2,693	638	23.7%
Stock based compensation	1,009	1,115	(106)	(9.5)%
Employer 401K matching contributions	826	603	223	37.0%
Deferred compensation expense	147	147	—	—%
Health insurance and other employee benefits	3,256	1,952	1,304	66.8%
Payroll taxes	2,204	1,446	758	52.4%
Other employee related expenses	847	432	415	96.1%
Incremental direct cost of loan origination	(1,825)	(1,221)	(604)	49.5%
Total salaries, wages and employee benefits	40,683	28,317	12,366	43.7%

Gain on sale of OREO	(745)	(58)	(687)	1,184.5%
Valuation write down of OREO	107	310	(203)	(65.5)%
(Gain) loss on repossessed assets other than real estate	(6)	1	(7)	(700.0)%
Foreclosure and repossession related expenses	676	623	53	8.5%
Total credit related expenses	32	876	(844)	(96.3)%

Occupancy expense	4,968	3,191	1,777	55.7%
Depreciation of premises and equipment	2,322	1,837	485	26.4%
Supplies, stationary and printing	558	434	124	28.6%
Marketing expenses	1,425	1,078	347	32.2%
Data processing expense	3,453	2,419	1,034	42.7%
Legal, auditing and other professional fees	1,332	932	400	42.9%
Bank regulatory related expenses	1,209	891	318	35.7%
Postage and delivery	746	491	255	51.9%
Debit, prepaid, ATM and merchant card related expenses	860	741	119	16.1%
Amortization of intangibles	2,240	1,042	1,198	115.0%
Internet and telephone banking	798	503	295	58.6%
Operational write-offs and losses	591	(35)	626	(1,788.6)%
Correspondent accounts and Federal Reserve charges	259	240	19	7.9%
Conferences/Seminars/Education/Training	198	207	(9)	(4.3)%
Director fees	249	175	74	42.3%
Impairment of bank property held for sale	891	430	461	107.2%
Travel expenses	256	287	(31)	(10.8)%
Other expenses	2,402	1,295	1,107	85.5%
Subtotal	65,472	45,351	20,121	44.4%
Merger related expenses	14,140	9,458	4,682	49.5%
Total non-interest expense	$79,612	$54,809	$24,803	45.3%

The overall primary reason for the increase between the periods presented above relates to the acquisitions of Sunshine and Harbor, which were completed on January 1, 2018.

Provision for income taxes

We recognized an income tax expense for the three months ended June 30, 2018 of $8,410 on pre-tax income of $40,573 (an effective tax rate of 20.7%) compared to an income tax expense of $6,050 on pre-tax income of $21,283 (an effective tax rate of 28.4%) for the comparable quarter in 2017.  The decrease in the effective tax rate is due to the lower corporate tax rate effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017.  In addition, we recognized $1,301 in excess tax benefits on stock awards during the three months ended June 30, 2018 compared to $1,119 for the same period in 2017.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

Overview

We recognized net income of $67,799 or $0.81 per share basic and $0.80 per share diluted for the six month period ended June 30, 2018, compared to net income of $31,833 or $0.58 per share basic and $0.57 per share diluted for the same period in 2017.  A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	increase
Six month period ending:	2018	2017	(decrease)
Net interest income	$195,547	$109,338	$86,209
Provision for loan losses	4,233	2,894	1,339
Net interest income after loan loss provision	191,314	106,444	84,870

Total non-interest income	45,627	31,476	14,151

Merger related expenses	22,849	10,328	12,521
All other non-interest expense	132,759	82,524	50,235
Total non-interest expense	155,608	92,852	62,756

Net income before provision for income taxes	81,333	45,068	36,265
Provision for income taxes	13,534	13,235	299
Net income	$67,799	$31,833	35,966

The primary differences between the two periods presented above relate to the acquisitions of Platinum and Gateway, which were completed during the second quarter of 2017, and the acquisitions of Sunshine and Harbor, which were completed on January 1, 2018.   The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Platinum, Gateway, Sunshine and Harbor.  The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Platinum, Gateway, Sunshine and Harbor.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.   Mortgage banking revenue and SBA revenue increased $4,690 and $1,822, respectively, during the current period compared to the same period in 2017.

Net interest income/margin

Net interest income increased $86,209 or 78.8% to $195,547 during the six month period ended June 30, 2018 compared to $109,338 for the same period in 2017. The $86,209 increase was the result of a $97,941 increase in interest income and a $11,732 increase in interest expense.

Interest earning assets averaged $8,932,774 during the six month period ended June 30, 2018 as compared to $5,220,144 for the same period in 2017, an increase of $3,712,630, or 71.1%. The yield on average interest earning assets increased 35 bps to 4.83% (26 bps to 4.85% tax equivalent basis) during the six month period ended June 30, 2018, compared to 4.48% (4.59% tax equivalent basis) for the same period in 2017. The combined effects of the $3,712,630 increase in average interest earning assets and the 35 bps (26 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $97,941 ($96,309 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $5,841,019 during the six month period ended June 30, 2018 as compared to $3,344,746 for the same period in 2017, an increase of $2,496,273 or 74.6%. The cost of average interest bearing liabilities was 0.63% during the six month period ended June 30, 2018, compared to 0.39% for the same period in 2017. The effect of the $2,496,273 increase in average interest bearing liabilities and the 24 bps increase in cost of funds resulted in the $11,732 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended June 30, 2018 and 2017 on a tax equivalent basis.

	Six months ended June 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$6,721,755	$169,448	5.08%	$3,770,846	$85,381	4.57%
PCI loans (note 9)	188,106	18,814	20.17%	181,855	17,084	18.94%
Securities- taxable	1,558,461	20,744	2.68%	906,831	10,835	2.41%
Securities- tax exempt (note 8)	208,978	3,685	3.56%	168,485	3,951	4.73%
Fed funds sold and other (note 3)	255,474	2,356	1.86%	192,127	1,487	1.56%
Total interest earning assets	8,932,774	215,047	4.85%	5,220,144	118,738	4.59%

Allowance for loan losses	(33,761)			(27,628)
All other assets	1,399,490			647,363
Total assets	$10,298,503			$5,839,879

Interest bearing deposits (note 4)	5,214,193	11,804	0.46%	3,016,332	4,516	0.30%
Fed funds purchased	268,470	2,371	1.78%	256,825	1,229	0.97%
Other borrowings (note 5)	326,324	3,079	1.90%	45,573	113	0.50%
Corporate debenture (note 10)	32,032	987	6.21%	26,016	651	5.05%
Total interest bearing liabilities	5,841,019	18,241	0.63%	3,344,746	6,509	0.39%
Demand deposits	2,839,268			1,701,073
Other liabilities	99,396			65,281
Stockholders’ equity	1,518,820			728,779
Total liabilities and stockholders’ equity	$10,298,503			$5,839,879
Net interest spread (tax equivalent basis) (note 6)			4.22%			4.20%
Net interest income (tax equivalent basis)		$196,806			$112,229
Net interest margin (tax equivalent basis) (note 7)			4.44%			4.34%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $1,115 and $849 for the six month periods ended June 30, 2018 and 2017.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($992) and ($616) for the six month periods ended June 30, 2018 and 2017.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $175 and $117 for the six month periods ended June 30, 2018 and 2017.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan yields offset by an increase to the cost of deposits between the two periods presented above.   The increase in loan yields is due to the impact of loans acquired from Platinum, Gateway, Sunshine and Harbor, $4.0 million of income recognized due to prepayments on one PCI loan relationship and an increase on loan yields.

Provision for loan losses

The provision for loan losses increased $1,339 to $4,233 during the six month period ending June 30, 2018 compared to a provision expense of $2,894 for the comparable period in 2017. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six month period ended June 30, 2018 was $45,627 compared to $31,476 for the comparable period in 2017. A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Six month period ending:	2018	2017	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$12,898	$12,244	$654	5.3%
Other correspondent banking related revenue (note 2)	2,301	2,268	33	1.5%
Mortgage banking revenue	5,218	528	4,690	888.3%
SBA revenue	2,015	193	1,822	944.0%
Service charges on deposit accounts	9,695	7,397	2,298	31.1%
Debit, prepaid, ATM and merchant card related fees	7,225	4,589	2,636	57.4%
BOLI income	2,768	1,335	1,433	107.3%
Wealth management related revenue	1,256	1,784	(528)	(29.6)%
Gain on sale of bank properties held for sale	1,090	129	961	745.0%
Other non-interest income	1,183	1,009	174	17.2%
Gain on sale of securities	(22)	—	(22)	NM %
Total non-interest income	$45,627	$31,476	$14,151	45.0%

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

Income from correspondent banking capital markets division increased between the two periods presented above due to increased fees from bond and capital market sales.  Mortgage banking revenue and SBA revenue increased $4,690 and $1,822, respectively, during the current period compared to the same period in 2017.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Platinum and Gateway, which closed during the second quarter of 2017, and Sunshine and Harbor, which were completed on January 1, 2018.

Non-interest expense

Non-interest expense for the six months ended June 30, 2018 increased $62,756, or 67.6%, to $155,608, compared to $92,852 for the same period in 2017. Components of our non-interest expenses are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Six month period ending:	2018	2017	(decrease)	(decrease)
Salaries and wages	$62,225	$38,595	$23,630	61.2%
Incentive/bonus compensation	7,146	4,043	3,103	76.7%
Stock based compensation	2,000	2,254	(254)	(11.3)%
Employer 401K matching contributions	1,638	1,110	528	47.6%
Deferred compensation expense	266	291	(25)	(8.6)%
Health insurance and other employee benefits	6,380	3,387	2,993	88.4%
Payroll taxes	4,860	2,872	1,988	69.2%
Other employee related expenses	1,583	849	734	86.5%
Incremental direct cost of loan origination	(3,522)	(2,202)	(1,320)	59.9%
Total salaries, wages and employee benefits	82,576	51,199	31,377	61.3%

Gain on sale of OREO	(899)	(162)	(737)	454.9%
Valuation write down of OREO	294	471	(177)	(37.6)%
Loss (gain) on repossessed assets other than real estate	19	(6)	25	(416.7)%
Foreclosure and repossession related expenses	1,235	1,228	7	0.6%
Total credit related expenses	649	1,531	(882)	(57.6)%

Occupancy expense	9,836	5,818	4,018	69.1%
Depreciation of premises and equipment	4,597	3,521	1,076	30.6%
Supplies, stationary and printing	1,094	788	306	38.8%
Marketing expenses	2,839	1,930	909	47.1%
Data processing expense	7,958	4,245	3,713	87.5%
Legal, auditing and other professional fees	2,263	1,820	443	24.3%
Bank regulatory related expenses	2,219	1,618	601	37.1%
Postage and delivery	1,434	919	515	56.0%
Debit, prepaid, ATM and merchant card related expenses	1,624	1,569	55	3.5%
Amortization of intangibles	4,549	1,804	2,745	152.2%
Internet and telephone banking	1,608	1,021	587	57.5%
Operational write-offs and losses	856	170	686	403.5%
Correspondent accounts and Federal Reserve charges	522	430	92	21.4%
Conferences/Seminars/Education/Training	487	439	48	10.9%
Impairment of bank property held for sale	2,340	507	1,833	361.5%
Director fees	516	353	163	46.2%
Travel expenses	426	347	79	22.8%
Other expenses	4,366	2,495	1,871	75.0%
Subtotal	132,759	82,524	50,235	60.9%
Merger related expenses	22,849	10,328	12,521	121.2%
Total non-interest expense	$155,608	$92,852	$62,756	67.6%

The overall primary reason for the increase between the periods presented above relates to the acquisitions of Platinum and Gateway, which were completed during the second quarter of 2017, and Sunshine and Harbor, which were completed on January 1, 2018.

Provision for income taxes

We recognized an income tax expense for the six months ended June 30, 2018 of $13,534 on pre-tax income of $81,333 (an effective tax rate of 16.6%) compared to an income tax expense of $13,235 on pre-tax income of $45,068 (an effective tax rate of 29.4%) for the comparable quarter in 2017.  The decrease in the effective tax rate is due to the lower corporate tax rate effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017.  In addition, we recognized $5,840 in excess tax benefits on stock awards during the six months ended June 30, 2018 compared to $2,202 for the same period in 2017.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Loans, excluding PCI loans	$86,546	$48,060	$168,758	$83,784
PCI loans	11,096	8,559	18,814	17,084
Securities - taxable	10,325	5,961	20,744	10,836
Securities - tax-exempt	1,559	1,328	3,116	2,656
Federal funds sold and other	1,103	836	2,356	1,487
Total Interest income (GAAP)	110,629	64,744	213,788	115,847

Tax equivalent adjustment
Non PCI loans	371	862	690	$1,597
Securities - tax-exempt	286	647	569	1,294
Total tax equivalent adjustment	657	1,509	1,259	2,891

Interest income - tax equivalent
Loans excluding PCI loans	86,917	48,922	169,448	85,381
PCI loans	11,096	8,559	18,814	17,084
Securities - taxable	10,325	5,961	20,744	10,836
Securities - tax-exempt	1,845	1,975	3,685	3,950
Federal funds sold and other	1,103	836	2,356	1,487
Total interest income - tax equivalent	111,286	66,253	215,047	118,738

Total Interest expense (GAAP)	(10,100)	(3,727)	(18,241)	(6,509)

Net interest income - tax equivalent	$101,186	$62,526	$196,806	$112,229

Net interest income (GAAP)	$100,529	$61,017	$195,547	$109,338

Yields and costs
Yield on loans excluding PCI - tax equivalent	5.13%	4.63%	5.08%	4.57%
Yield on securities tax-exempt - tax equivalent	3.61%	5.09%	3.56%	4.73%
Yield on interest earning assets (GAAP)	4.93%	4.53%	4.83%	4.48%
Yield on interest earning assets - tax equivalent	4.96%	4.64%	4.85%	4.59%
Cost of interest bearing liabilities (GAAP)	0.69%	0.41%	0.63%	0.39%
Net interest spread (GAAP)	4.24%	4.12%	4.20%	4.09%
Net interest spread - tax equivalent	4.27%	4.23%	4.22%	4.20%
Net interest margin (GAAP)	4.48%	4.27%	4.41%	4.22%
Net interest margin - tax equivalent	4.51%	4.38%	4.44%	4.34%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2017. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2018. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
April 1, 2018	April 30, 2018	---	---	---	3,000,000
May 1, 2018	May 31, 2018	---	---	---	3,000,000
June 1, 2018	June 30, 2018	578	$31.69	---	3,000,000
Total for quarter ending June 30, 2018		578	$31.69	---	3,000,000

We did not repurchase any shares of our common stock during the second quarter of 2018 pursuant to our stock repurchase plan currently in place. We repurchased 578 shares of our common stock from our employees during the second quarter of 2018 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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

CENTERSTATE BANK CORPORATION

(Registrant)

Date: August 2, 2018	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: August 2, 2018	By:	/s/ Jennifer L. Idell
Jennifer L. Idell
Executive Vice President
and Chief Financial Officer