Form 10-Q
period 2018-09-30
CenterState Bank Corp
filed 2018-11-01
CIK 1102266

U.S. SECURTIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	95,654,854 shares
(class)	Outstanding at October 30, 2018

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$112,943	$68,571
Deposits in other financial institutions (restricted cash)	5,236	16,991
Federal funds sold and Federal Reserve Bank deposits	488,152	195,057
Cash and cash equivalents	606,331	280,619
Trading securities, at fair value	—	6,777
Investment securities available for sale, at fair value	1,536,842	1,060,143
Investment securities held to maturity (fair value of $211,262 and $231,615
at September 30, 2018 and December 31, 2017, respectively)	219,850	232,399
Loans held for sale (see Note 7)	39,554	19,647

Loans, excluding purchased credit impaired	8,055,421	4,609,063
Purchased credit impaired loans	167,671	164,158
Allowance for loan losses	(38,811)	(32,825)
Net Loans	8,184,281	4,740,396

Bank premises and equipment, net	224,506	141,886
Accrued interest receivable	32,972	18,628
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	70,311	34,876
Goodwill	802,880	257,683
Core deposit intangible, net	69,133	24,063
Other intangible assets, net	2,925	551
Bank owned life insurance	267,979	146,739
Other repossessed real estate owned	4,643	3,987
Deferred income tax asset, net	60,839	37,725
Bank property held for sale	27,081	11,354
Interest rate swap derivatives, at fair value	87,946	42,480
Prepaid expense and other assets	36,292	64,022
TOTAL ASSETS	$12,274,365	$7,123,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$3,094,652	$1,999,901
Demand - interest bearing	1,702,467	1,058,985
Savings and money market accounts	2,815,119	1,668,954
Time deposits	1,862,288	832,683
Total deposits	9,474,526	5,560,523

Securities sold under agreement to repurchase	51,311	52,080
Federal funds purchased	272,002	331,490
Other borrowed funds	371,000	175,000
Corporate debentures	41,328	26,192
Accrued interest payable	2,570	1,169
Interest rate swap derivatives, at fair value	88,065	43,259
Payables and accrued expenses	60,404	29,512
Total liabilities	10,361,206	6,219,225

Stockholders' equity:
Common stock, $.01 par value: 200,000,000 shares
authorized; 95,636,051 and 60,161,334 shares issued and outstanding
at September, 2018 and December 31, 2017, respectively	956	602
Additional paid-in capital	1,697,396	737,905
Retained earnings	252,695	173,248
Accumulated other comprehensive loss	(37,888)	(7,005)
Total stockholders' equity	1,913,159	904,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,274,365	$7,123,975

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income:
Loans	$101,555	$59,122	$289,127	$159,990
Investment securities:
Taxable	10,145	5,648	30,888	16,622
Tax-exempt	1,601	1,400	4,718	3,918
Federal funds sold and other	1,362	887	3,718	2,374
	114,663	67,057	328,451	182,904
Interest expense:
Deposits	9,096	3,178	20,900	7,694
Securities sold under agreement to repurchase	169	80	429	157
Federal funds purchased and other borrowings	2,966	866	8,156	2,131
Corporate debentures	579	347	1,566	998
	12,810	4,471	31,051	10,980

Net interest income	101,853	62,586	297,400	171,924
Provision for loan losses	1,950	1,096	6,183	3,990
Net interest income after loan loss provision	99,903	61,490	291,217	167,934

Non interest income:
Correspondent banking capital markets revenue	7,258	5,823	20,156	18,067
Other correspondent banking related revenue	1,038	1,390	3,339	3,658
Mortgage banking income	3,188	404	8,406	932
SBA income	1,020	249	3,035	442
Service charges on deposit accounts	5,787	3,870	15,482	11,267
Debit, prepaid, ATM and merchant card related fees	3,869	2,127	11,094	6,716
Wealth management related revenue	676	914	1,932	2,698
Bank owned life insurance income	1,490	975	4,258	2,310
Other non interest income	2,778	989	5,051	2,127
Net loss on sale of securities available for sale	—	—	(22)	—
Total other income	27,104	16,741	72,731	48,217

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Non interest expense:
Salaries, wages and employee benefits	41,698	28,515	124,274	79,714
Occupancy expense	5,428	3,422	15,264	9,453
Depreciation of premises and equipment	2,439	1,842	7,036	5,363
Supplies, stationary and printing	588	392	1,682	1,180
Marketing expenses	1,493	955	4,332	2,885
Data processing expense	2,729	2,006	10,687	6,251
Legal, audit and other professional fees	1,301	854	3,564	2,674
Amortization of intangibles	2,480	1,133	7,029	2,937
Postage and delivery	711	512	2,145	1,431
ATM and debit card related expenses	972	746	2,596	2,102
Bank regulatory expenses	1,367	666	3,586	2,284
Gain on sale of repossessed real estate (“OREO”)	(294)	(38)	(1,193)	(200)
Valuation write down of repossessed real estate (“OREO”)	170	141	464	612
(Gain) loss on repossessed assets other than real estate	(9)	(13)	10	(19)
Foreclosure related expenses	821	437	2,056	1,665
Merger related expenses	10,395	—	33,244	10,328
Impairment on bank property held for sale	247	—	2,587	507
Other expenses	4,803	3,052	13,584	8,307
Total other expenses	77,339	44,622	232,947	137,474

Income before provision for income taxes	49,668	33,609	131,001	78,677
Provision for income taxes	11,683	11,559	25,217	24,794
Net income	$37,985	$22,050	$105,784	$53,883

Other comprehensive (loss) income, net of tax:
Unrealized securities holding (loss) gain, net of income taxes of ($1,979), ($389), ($9,950) and $5,210, respectively	$(7,354)	$(620)	$(30,899)	$8,296
Less: reclassified adjustments for loss included in net income, net of income taxes of $0, $0, ($6) and $0, respectively	—	—	16	—
Net unrealized (loss) gain on available for sale securities, net of income taxes	$(7,354)	$(620)	$(30,883)	$8,296

Total comprehensive income	$30,631	$21,430	$74,901	$62,179

Earnings per share:
Basic	$0.43	$0.37	$1.24	$0.95
Diluted	$0.43	$0.36	$1.23	$0.94
Common shares used in the calculation of earnings per share:
Basic (1)	87,813,671	59,906,610	84,958,277	56,315,700
Diluted (1)	88,810,702	61,115,005	86,209,709	57,330,267

(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2018 and 2017 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at July 1, 2017	60,002,604	$600	$734,059	$155,257	$342	$890,258

Net income				22,050		22,050
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $389					(620)	(620)

Dividends paid - common ($0.12 per share)				(3,603)		(3,603)
Stock grants issued	22,641	—	183			183
Stock based compensation expense			1,080			1,080
Stock options exercised	29,319	1	303			304
Stock repurchase	(1,172)	—	(30)			(30)
Balances at September 30, 2017	60,053,392	$601	$735,595	$173,704	$(278)	$909,622

Balances at July 1, 2018	84,120,421	$841	$1,345,671	$224,270	$(30,534)	$1,540,248

Net income				37,985		37,985
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $1,979					(7,354)	(7,354)

Dividends paid - common ($0.10 per share)				(9,560)		(9,560)
Stock grants issued	40,370	—	650			650
Stock based compensation expense		—	1,012			1,012
Stock options exercised	52,036	1	397			398
Stock repurchase	(990)	—	(29)			(29)
Stock issued pursuant to Charter acquisition	11,424,214	114	349,695			349,809
Balances at September 30, 2018	95,636,051	$956	$1,697,396	$252,695	$(37,888)	$1,913,159

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2018 and 2017 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2017	48,146,981	$482	$430,459	$130,090	$(8,574)	$552,457

Net income				53,883		53,883
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $5,210					8,296	8,296

Dividends paid - common ($0.18 per share)				(10,269)		(10,269)
Stock grants issued	240,075	2	401			403
Stock based compensation expense			3,333			3,333
Stock options exercised	479,864	5	5,308			5,313
Stock repurchase	(32,224)	(1)	(786)			(787)
Stock issued pursuant to Platinum Bank acquisition	4,279,255	43	110,790			110,833
Stock issued pursuant to Gateway Bank acquisition	4,244,441	43	107,044			107,087
Stock options acquired and converted pursuant to Gateway Bank acquisition			15,811			15,811
Stock issued pursuant to public offering, net of costs of $529	2,695,000	27	63,235			63,262
Balances at September 30, 2017	60,053,392	$601	$735,595	$173,704	$(278)	$909,622

Balances at January 1, 2018	60,161,334	$602	$737,905	$173,248	$(7,005)	$904,750

Net income				105,784		105,784
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $9,966					(30,883)	(30,883)

Dividends paid - common ($0.30 per share)				(26,337)		(26,337)
Stock grants issued	235,521	2	648			650
Stock based compensation expense			3,012			3,012
Stock options exercised	1,751,194	18	14,234			14,252
Stock repurchase	(38,496)	(1)	(1,026)			(1,027)
Stock issued pursuant to Sunshine acquisition	7,050,645	70	181,343			181,413
Stock options acquired and converted pursuant to Sunshine acquisition			6,432			6,432
Stock issued pursuant to HCBF acquisition	15,051,639	151	387,128			387,279
Stock options acquired and converted pursuant to HCBF acquisition			18,025			18,025
Stock issued pursuant to Charter acquisition	11,424,214	114	349,695			349,809
Balances at September 30, 2018	95,636,051	$956	$1,697,396	$252,695	$(37,888)	$1,913,159

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$105,784	$53,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,183	3,990
Depreciation of premises and equipment	7,036	5,363
Accretion of purchase accounting adjustments	(37,725)	(26,653)
Net amortization of investment securities	9,713	7,389
Net deferred loan origination fees	1,277	314
Loss on sale of securities available for sale	22	—
Trading securities revenue	(12)	(192)
Purchases of trading securities	(234,190)	(186,523)
Proceeds from sale of trading securities	240,979	196,125
Repossessed real estate owned valuation write down	464	612
Gain on sale of repossessed real estate owned	(1,193)	(200)
Loss (gain) on repossessed assets other than real estate	10	(19)
Gain on sale of residential loans held for sale	(6,612)	(932)
Residential loans originated and held for sale	(242,226)	(53,806)
Proceeds from sale of residential loans held for sale	238,613	44,780
Change in fair value of residential loans held for sale	(723)	—
Gain on disposal of and or sale of fixed assets	(762)	(217)
Gain on disposal of bank property held for sale	(1,745)	(304)
Impairment on bank property held for sale	2,587	507
Gain on sale of small business administration loans	(3,035)	(442)
Small business administration loans originated for sale	(29,448)	(6,623)
Proceeds from sale of small business administration loans	32,483	7,065
Gain on sale of deposits	(611)	—
Deferred income taxes	14,559	10,018
Tax deduction in excess of book deduction for stock awards	(6,017)	(2,407)
Stock based compensation expense	3,012	3,333
Bank owned life insurance income	(4,258)	(2,310)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	56,911	5,447
Net change in accrued interest payable, accrued expense, and other liabilities	2,509	7,973
Net cash provided by operating activities	$153,585	$66,171

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Nine months ended September 30,
	2018	2017
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$(94,602)	$(46,472)
Purchases of mortgage backed securities	(290,645)	(165,347)
Proceeds from pay-downs of mortgage backed securities	161,779	91,530
Proceeds from sales of investment securities	58,768	104,260
Proceeds from sales of mortgage backed securities	305,384	156,564
Proceeds from called investment securities	1,045	710
Proceeds from maturities of investment securities	61,000	1,000
Held to maturity securities:
Purchases of investment securities	—	(2,693)
Purchases of mortgage backed securities	—	(1,695)
Proceeds from pay-downs of mortgage backed securities	11,513	15,797
Purchases of FHLB and FRB stock	(17,398)	(9,304)
Proceeds from sales of FHLB and FRB stock	20,944	5,572
Net increase in loans	(259,358)	(202,434)
Purchases of premises and equipment, net	(17,525)	(8,124)
Proceeds from sale of repossessed real estate	9,201	3,794
Proceeds from sale of fixed assets	2,661	548
Proceeds from sale of bank property held for sale	12,350	6,413
Purchase of bank owned life insurance	—	(30,000)
Net cash from bank acquisitions	229,689	86,530
Net cash provided by investing activities	$194,806	$6,649
Cash flows from financing activities:
Net increase in deposits	93,831	45,367
Sale of deposits	25,341	—
Net (decrease) increase in securities sold under agreement to repurchase	(1,122)	12,104
Net (decrease) increase in federal funds purchased	(59,488)	73,545
Net decrease in other borrowings	(67,920)	(134,732)
Net decrease in payable to shareholders for acquisitions	(209)	(48)
Stock options exercised	14,252	5,313
Proceeds from stock offering, net of offering costs	—	63,262
Stock repurchased	(1,027)	(787)
Dividends paid	(26,337)	(10,269)
Net cash (used in) provided by financing activities	$(22,679)	$53,755

Net increase in cash and cash equivalents	325,712	126,575
Cash and cash equivalents, beginning of period	280,619	175,654
Cash and cash equivalents, end of period	$606,331	$302,229

Transfer of loans to other real estate owned	$3,727	$2,614
Transfers of bank property to held for sale	$3,502	$4,136

Cash paid during the period for:
Interest	$31,655	$12,323
Income taxes	$11,299	$8,893

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Bank Corporation (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank, N.A. (“CenterState” or “Bank”), and non-bank subsidiaries, R4ALL, Inc. and CSFL Insurance Corp. The Company operates as one of the largest community bank franchises headquartered in the state of Florida. The Bank provides traditional retail, commercial, mortgage, wealth management and SBA services throughout its Florida, Georgia and Alabama branch network and customer relationships in neighboring states.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results expected for the full year.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were 0 anti-dilutive stock options for the three and nine month periods ending September 30, 2018 and 2017.  The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic
Net income available to common shareholders	$37,985	$22,050	$105,784	$53,883
Less: Earnings allocated to participating securities	(28)	(46)	(84)	(121)
Net income allocated to common shareholders	$37,957	$22,004	$105,700	$53,762

Weighted average common shares outstanding
including participating securities	87,881,806	60,032,804	85,026,929	56,442,506
Less: Participating securities (1)	(68,135)	(126,194)	(68,652)	(126,806)
Average shares	87,813,671	59,906,610	84,958,277	56,315,700
Basic earnings per common share	$0.43	$0.37	$1.24	$0.95

Diluted
Net income available to common shareholders	$37,957	$22,004	$105,700	$53,762
Weighted average common shares outstanding for
basic earnings per common share	87,813,671	59,906,610	84,958,277	56,315,700
Add: Dilutive effects of stock based compensation awards	997,031	1,208,395	1,251,432	1,014,567
Average shares and dilutive potential common shares	88,810,702	61,115,005	86,209,709	57,330,267
Diluted earnings per common share	$0.43	$0.36	$1.23	$0.94

1.	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2018
Assets:
Available for sale securities
Corporate debt securities	$6,361	—	$6,361	—
Obligations of U.S. government sponsored entities and agencies	39,644	—	39,644	—
Mortgage backed securities	1,412,459	—	1,412,459	—
Municipal securities	78,378	—	78,378	—
Loans held for sale, at fair value	39,554	—	39,554	—
Mortgage banking derivatives	938	—	—	938
Interest rate swap derivatives	87,946	—	87,946	—

Liabilities:
Mortgage banking derivatives	27	—	—	27
Interest rate swap derivatives	88,065	—	88,065	—

at December 31, 2017
Assets:
Trading securities	$6,777	—	$6,777	—
Available for sale securities
U.S. Treasury securities	5,200	—	5,200	—
Obligations of U.S. government sponsored entities and agencies	9,574	—	9,574	—
Mortgage backed securities	972,611	—	972,611	—
Municipal securities	72,758	—	72,758	—
Interest rate swap derivatives	42,480	—	42,480	—

Liabilities:
Interest rate swap derivatives	43,259	—	43,259	—

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2018, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans, other real estate owned and bank property held for sale are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30, 2018
Assets:
Impaired loans
Residential real estate	$2,312	—	—	$2,312
Commercial real estate	5,350	—	—	5,350
Land, land development and construction	942	—	—	942
Commercial	251	—	—	251
Consumer	52	—	—	52
Other real estate owned
Residential real estate	117			117
Commercial real estate	261	—	—	261
Land, land development and construction	1,312	—	—	1,312
Bank property held for sale	5,805	—	—	5,805

at December 31, 2017
Assets:
Impaired loans
Residential real estate	$2,423	—	—	$2,423
Commercial real estate	6,293	—	—	6,293
Land, land development and construction	292	—	—	292
Commercial	2,131	—	—	2,131
Consumer	57	—	—	57
Other real estate owned
Residential real estate	635	—	—	635
Commercial real estate	261	—	—	261
Land, land development and construction	1,481	—	—	1,481
Bank property held for sale	1,516	—	—	1,516

Impaired loans measured at fair value had a recorded investment of $10,102 with a valuation allowance of $1,195, at September 30, 2018, and a recorded investment of $11,673, with a valuation allowance of $477, at December 31, 2017. The Company recorded a provision for loan loss expense of $682 and $1,026 on these loans during the three and nine month periods ending September 30, 2018.  The Company recorded a provision for loan loss expense of $384 and $779 on impaired loans carried at fair value during the three and nine month periods ending September 30, 2017.

Other real estate owned had a decline in fair value of $170, $141, $464 and $612 during the three and nine month periods ending September 30, 2018 and 2017, respectively.  Changes in fair value were recorded directly to current earnings through non interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals.  The Company recognized an impairment charge of $247, $0, $2,587 and $507 during the three and nine month periods ending September 30, 2018 and 2017, respectively, related to bank properties held for sale.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at September 30, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$606,331	$606,331	$—	$—	$606,331
Investment securities available for sale	1,536,842	—	1,536,842	—	1,536,842
Investment securities held to maturity	219,850	—	211,262	—	211,262
FHLB, FRB and other stock	70,311	—	—	—	n/a
Loans held for sale, at fair value	39,554	—	39,554	—	39,554
Loans, net	8,184,281	—	—	8,125,840	8,125,840
Mortgage banking derivatives	938	—	—	938	938
Interest rate swap derivatives	87,946	—	87,946	—	87,946
Accrued interest receivable	32,972	—	6,798	26,174	32,972

Financial liabilities:
Deposits- without stated maturities	$7,612,238	$7,612,238	$—	$—	$7,612,238
Deposits- with stated maturities	1,862,288	—	1,867,827	—	1,867,827
Securities sold under agreement to repurchase	51,311	—	51,311	—	51,311
Federal funds purchased and other borrowings	643,002	—	643,002	—	643,002
Corporate debentures	41,328	—	—	37,928	37,928
Mortgage banking derivatives	27	—	—	27	27
Interest rate swap derivatives	88,065	—	88,065	—	88,065
Accrued interest payable	2,570	—	2,570	—	2,570

		Fair value measurements
at December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$280,619	$280,619	$—	$—	$280,619
Trading securities	6,777	—	6,777	—	6,777
Investment securities available for sale	1,060,143	—	1,060,143	—	1,060,143
Investment securities held to maturity	232,399	—	231,615	—	231,615
FHLB and FRB stock	34,876	—	—	—	n/a
Loans held for sale	19,647	—	19,647	—	19,647
Loans, net	4,740,396	—	—	4,731,514	4,731,514
Interest rate swap derivatives	42,480	—	42,480	—	42,480
Accrued interest receivable	18,628	—	5,370	13,258	18,628

Financial liabilities:
Deposits- without stated maturities	$4,727,840	$4,727,840	$—	$—	$4,727,840
Deposits- with stated maturities	832,683	—	845,039	—	845,039
Securities sold under agreement to repurchase	52,080	—	52,080	—	52,080
Federal funds purchased and other borrowings	506,490	—	506,490	—	506,490
Corporate debentures	26,192	—	—	22,363	22,363
Interest rate swap derivatives	43,259	—	43,259	—	43,259
Accrued interest payable	1,169	—	1,169	—	1,169

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and nine month periods ending September 30, 2018 and 2017.

	Three month period ending September 30, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$110,764	$3,899	$—	$—	$114,663
Interest expense	(9,992)	(2,005)	(813)	—	(12,810)
Net interest income (expense)	100,772	1,894	(813)	—	101,853
Provision for loan losses	(1,965)	15	—	—	(1,950)
Non interest income	18,808	8,296	—	—	27,104
Non interest expense	(70,652)	(5,678)	(1,009)	—	(77,339)
Net income (loss) before taxes	46,963	4,527	(1,822)	—	49,668
Income tax (provision) benefit	(11,086)	(1,147)	550	—	(11,683)
Net income	$35,877	$3,380	$(1,272)	$—	$37,985
Total assets	$11,604,329	$661,880	$1,969,635	$(1,961,479)	$12,274,365

	Nine month period ending September 30, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$317,851	$10,600	$—	$—	$328,451
Interest expense	(23,689)	(4,734)	(2,628)	—	(31,051)
Net interest income (expense)	294,162	5,866	(2,628)	—	297,400
Provision for loan losses	(6,039)	(144)	—	—	(6,183)
Non interest income	49,228	23,495	8	—	72,731
Non interest expense	(213,934)	(16,172)	(2,841)	—	(232,947)
Net income (loss) before taxes	123,417	13,045	(5,461)	—	131,001
Income tax (provision) benefit	(28,585)	(3,305)	6,673	—	(25,217)
Net income (loss)	$94,832	$9,740	$1,212	$—	$105,784
Total assets	$11,604,329	$661,880	$1,969,635	$(1,961,479)	$12,274,365

	Three month period ending September 30, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$64,410	$2,647	$—	$—	$67,057
Interest expense	(3,305)	(819)	(347)	—	(4,471)
Net interest income (expense)	61,105	1,828	(347)	—	62,586
Provision for loan losses	(1,113)	17	—	—	(1,096)
Non interest income	9,528	7,213	—	—	16,741
Non interest expense	(38,432)	(5,304)	(886)	—	(44,622)
Net income (loss) before taxes	31,088	3,754	(1,233)	—	33,609
Income tax (provision) benefit	(10,579)	(1,448)	468	—	(11,559)
Net income	$20,509	$2,306	$(765)	$—	$22,050
Total assets	$6,319,532	$498,669	$940,571	$(935,911)	$6,822,861

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

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates primarily through the Bank providing traditional retail, commercial, mortgage, wealth management and SBA services throughout its Florida, Georgia and Alabama branch network and customer relationships in neighboring states.

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

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$6,265	$96	$—	$6,361
Obligations of U.S. government sponsored entities and agencies	40,882	6	1,244	39,644
Mortgage backed securities	1,460,552	54	48,147	1,412,459
Municipal securities	79,375	151	1,148	78,378
Total available-for-sale	$1,587,074	$307	$50,539	$1,536,842

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$5,000	$200	$—	$5,200
Obligations of U.S. government sponsored entities and agencies	10,000	—	426	9,574
Mortgage backed securities	982,565	752	10,706	972,611
Municipal securities	71,961	863	66	72,758
Total available-for-sale	$1,069,526	$1,815	$11,198	$1,060,143

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2018 include some securities acquired through the acquisitions of Sunshine Bancorp, Inc. (“Sunshine”) and HCBF Holding Company, Inc. (“Harbor”) on January 1, 2018. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities.  Sales of available for sale securities for the nine months ended September 30, 2018 and 2017 were as follows:

For the nine months ended:	September 30, 2018	September 30, 2017
Proceeds	$364,152	$260,824
Gross gains	68	—
Gross losses	90	—

The tax provision related to these net realized gains was ($6) and $0, respectively.

The fair value of available for sale securities at September 30, 2018 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due one year or less	$782	$781
Due after one year through five years	5,537	5,502
Due after five years through ten years	29,657	30,535
Due after ten years through thirty years	88,407	89,704
Mortgage backed securities	1,412,459	1,460,552
Total available-for-sale	$1,536,842	$1,587,074

Available for sale securities pledged at September 30, 2018 and December 31, 2017 had a carrying amount (estimated fair value) of $884,542 and $255,788 respectively. These securities were pledged primarily to increase borrowing capacity at the FHLB, secure public deposits and repurchase agreements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$27,193	$352	$9,108	$892	$36,301	$1,244
Mortgage backed securities	1,047,726	29,046	360,105	19,101	1,407,831	48,147
Municipal securities	70,028	1,148	—	—	70,028	1,148
Total temporarily impaired available-for-sale securities	$1,144,947	$30,546	$369,213	$19,993	$1,514,160	$50,539

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$9,574	$426	$9,574	$426
Mortgage backed securities	477,925	3,298	316,066	7,408	793,991	10,706
Municipal securities	11,698	66	—	—	11,698	66
Total temporarily impaired available-for-sale securities	$489,623	$3,364	$325,640	$7,834	$815,263	$11,198

At  September 30, 2018, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities or more likely than not will not be required to sell these securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

Held-to-Maturity

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of September 30, 2018 and December 31, 2017.

	September 30, 2018
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$87,872	$—	$3,627	$84,245
Municipal securities	131,978	410	5,371	127,017
Total held-to-maturity	$219,850	$410	$8,998	$211,262

	December 31, 2017
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$100,039	$—	$1,068	$98,971
Municipal securities	132,360	1,781	1,497	132,644
Total held to maturity	$232,399	$1,781	$2,565	$231,615

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held-to-maturity securities pledged at September 30, 2018 and December 31, 2017 had a carrying amount of $104,650 and $97,389 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2018, there were no holdings of held-to-maturity securities of any one issuer in an amount greater than 10% of stockholders’ equity.

  The fair value and amortized cost of held-to-maturity securities at September 30, 2018 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities held-to-maturity	Value	Cost
Due after five years through ten years	$2,039	$2,048
Due after ten years through thirty years	124,978	129,930
Mortgage backed securities	84,245	87,872
Total held-to-maturity	$211,262	$219,850

The following table shows the Company’s held-to-maturity investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$22,791	$924	$61,454	$2,703	$84,245	$3,627
Municipal securities	57,662	1,558	37,428	3,813	95,090	5,371
Total temporarily impaired held-to-maturity securities	$80,453	$2,482	$98,882	$6,516	$179,335	$8,998

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$57,266	$451	$41,705	$617	$98,971	$1,068
Municipal securities	13,350	186	37,963	1,311	51,313	1,497
Total temporarily impaired held-to-maturity securities	$70,616	$637	$79,668	$1,928	$150,284	$2,565

At September 30, 2018, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities or more likely than not will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 6: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2018	December 31, 2017
Loans excluding PCI loans
Real estate loans
Residential	$1,713,093	$1,025,303
Commercial	4,395,351	2,546,143
Land, development and construction	645,885	235,816
Total real estate	6,754,329	3,807,262
Commercial	1,104,392	693,501
Consumer and other loans	194,603	107,480
Loans before unearned fees and deferred cost	8,053,324	4,608,243
Net unearned fees and costs	2,097	820
Total loans excluding PCI loans	8,055,421	4,609,063
PCI loans (note 1)
Real estate loans
Residential	62,507	59,975
Commercial	92,444	92,791
Land, development and construction	6,955	6,656
Total real estate	161,906	159,422
Commercial	5,479	4,444
Consumer and other loans	286	292
Total PCI loans	167,671	164,158
Total loans	8,223,092	4,773,221
Allowance for loan losses for loans that are not PCI loans	(38,595)	(32,530)
Allowance for loan losses for PCI loans	(216)	(295)
Total loans, net of allowance for loan losses	$8,184,281	$4,740,396

Note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended September 30, 2018
Balance at beginning of period	$37,209	$275	$37,484
Loans charged-off	(1,178)	—	(1,178)
Recoveries of loans previously charged-off	555	—	555
Net charge-offs	(623)	—	(623)
Provision for loan losses	2,009	(59)	1,950
Balance at end of period	$38,595	$216	$38,811

Three months ended September 30, 2017
Balance at beginning of period	$29,769	$363	$30,132
Loans charged-off	(472)	—	(472)
Recoveries of loans previously charged-off	1,072	—	1,072
Net recoveries	600	—	600
Provision for loan losses	1,174	(78)	1,096
Balance at end of period	$31,543	$285	$31,828

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine months ended September 30, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(2,170)	—	(2,170)
Recoveries of loans previously charged-off	1,898	75	1,973
Net (charge-offs) recoveries	(272)	75	(197)
Provision for loan losses	6,337	(154)	6,183
Balance at end of period	$38,595	216	$38,811

Nine months ended September 30, 2017
Balance at beginning of period	$26,569	$472	$27,041
Loans charged-off	(1,722)	—	(1,722)
Recoveries of loans previously charged-off	2,454	65	2,519
Net recoveries	732	65	797
Provision for loan losses	4,242	(252)	3,990
Balance at end of period	$31,543	$285	$31,828

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Three months ended September 30, 2018
Beginning of the period	$5,847	$21,921	$1,629	$5,412	$2,400	$37,209
Charge-offs	(283)	—	(62)	(327)	(506)	(1,178)
Recoveries	217	113	2	152	71	555
Provision for loan losses	71	916	21	404	597	2,009
Balance at end of period	$5,852	$22,950	$1,590	$5,641	$2,562	$38,595

Three months ended September 30, 2017
Beginning of the period	$6,134	$17,238	$1,175	$3,590	$1,632	$29,769
Charge-offs	(108)	(8)	—	(140)	(216)	$(472)
Recoveries	290	320	353	82	27	$1,072
Provision for loan losses	(292)	1,074	(393)	458	327	$1,174
Balance at end of period	$6,024	$18,624	$1,135	$3,990	$1,770	$31,543

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Three months ended September 30, 2018
Beginning of the period	$—	$59	$202	$—	$14	$275
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(59)	—	—	—	(59)
Balance at end of period	$—	$—	$202	$—	$14	$216

Three months ended September 30, 2017
Beginning of the period	$50	$123	$176	$—	$14	$363
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	(50)	(65)	37	—	—	(78)
Balance at end of period	$—	$58	$213	$—	$14	$285

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are not PCI loans:

Nine months ended September 30, 2018
Beginning of the period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530
Charge-offs	(419)	—	(62)	(555)	(1,134)	(2,170)
Recoveries	855	569	3	214	257	1,898
Provision for loan losses	(587)	3,077	470	1,852	1,525	6,337
Balance at end of period	$5,852	$22,950	$1,590	$5,641	$2,562	$38,595

Nine months ended September 30, 2017
Beginning of the period	$5,640	$14,713	$883	$3,785	$1,548	$26,569
Charge-offs	(250)	(72)	—	(677)	(723)	(1,722)
Recoveries	816	626	596	254	162	2,454
Provision for loan losses	(182)	3,357	(344)	628	783	4,242
Balance at end of period	$6,024	$18,624	$1,135	$3,990	$1,770	$31,543

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total

Allowance for loan losses for loans that are PCI loans:

Nine months ended September 30, 2018
Beginning of the period	$—	$59	$222	$—	$14	$295
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	75	—	75
Provision for loan losses	—	(59)	(20)	(75)	—	(154)
Balance at end of period	$—	$—	$202	$—	$14	$216

Nine months ended September 30, 2017
Beginning of the period	$54	$92	$312	$—	$14	$472
Charge-offs	—	—	—	—	—	—
Recoveries	—	65	—	—	—	65
Provision for loan losses	(54)	(99)	(99)	—	—	(252)
Balance at end of period	$—	$58	$213	$—	$14	$285

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of September 30, 2018	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$417	$445	$—	$546	$5	$1,413
Collectively evaluated for impairment	5,435	22,505	1,590	5,095	2,557	37,182
Purchased credit impaired	—	—	202	—	14	216
Total ending allowance balance	$5,852	$22,950	$1,792	$5,641	$2,576	$38,811

Loans:
Individually evaluated for impairment	$7,055	$7,686	$971	$1,292	$164	$17,168
Collectively evaluated for impairment	1,706,038	4,387,665	644,914	1,103,100	194,439	8,036,156
Purchased credit impaired	62,507	92,444	6,955	5,479	286	167,671
Total ending loan balances	$1,775,600	$4,487,795	$652,840	$1,109,871	$194,889	$8,220,995

	Real Estate Loans
As of December 31, 2017	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$586	$—	$4	$206	$8	$804
Collectively evaluated for impairment	5,417	19,304	1,175	3,924	1,906	31,726
Purchased credit impaired	—	59	222	—	14	295
Total ending allowance balance	$6,003	$19,363	$1,401	$4,130	$1,928	$32,825

Loans:
Individually evaluated for impairment	$8,101	$8,218	$331	$3,497	$198	$20,345
Collectively evaluated for impairment	1,017,202	2,537,925	235,485	690,004	107,282	4,587,898
Purchased credit impaired	59,975	92,791	6,656	4,444	292	164,158
Total ending loan balance	$1,085,278	$2,638,934	$242,472	$697,945	$107,772	$4,772,401

The table below summarizes impaired loan data for the periods presented.

	Sep. 30, 2018	Dec. 31, 2017
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$9,204	$12,081
Nonperforming TDRs (these are included in NPLs)	1,284	698
Total TDRs (these are included in impaired loans)	10,488	12,779
Impaired loans that are not TDRs	6,680	7,566
Total impaired loans	$17,168	$20,345

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

TDRs as of September 30, 2018 and December 31, 2017 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non performing loans) are presented in the tables below.

As of September 30, 2018	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$6,525	$530	$7,055
Commercial	1,855	687	2,542
Land, development, construction	81	41	122
Total real estate loans	8,461	1,258	9,719
Commercial	605	—	605
Consumer and other	138	26	164
Total TDRs	$9,204	$1,284	$10,488

As of December 31, 2017	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,737	$364	$8,101
Commercial	3,286	306	3,592
Land, development, construction	332	—	332
Total real estate loans	11,355	670	12,025
Commercial	556	—	556
Consumer and other	170	28	198
Total TDRs	$12,081	$698	$12,779

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $54 and $82 and partial charge offs of $11 and $32 on the TDR loans described above during the three and nine month periods ending September 30, 2018.  The Company recorded a provision for loan loss expense of $20 and $264 and partial charge-offs of $13 and $55 on TDR loans during the three and nine month periods ending September 30, 2017.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 88% of our TDRs are current pursuant to their modified terms, and $1,284, or approximately 12% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and nine month periods ending September 30, 2018 were $616 and $1,838.  The Company recorded loan loss provision of $16 and $33 for loans modified during the three and nine month periods ending September 30, 2018.   Loans modified as TDRs during the three and nine month periods ending September 30, 2017 were $85 and $784.  The Company recorded a loan loss provision of $0 and $8 for loans modified during the three and nine month periods ending September 30, 2017.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending September 30, 2018 and 2017.

	Period ending		Period ending
	September 30, 2018		September 30, 2017
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	1	$191	1	$72
Commercial real estate	1	116	2	616
Land, development, construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Consumer and other	—	—	—	—
Total	2	$307	3	$688

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company recorded a provision for loan loss expense of $18 and $24 and partial charge offs of $5 and $10 on TDR loans that subsequently defaulted as described above during the three and nine month periods ending September 30, 2018.  The Company recorded a provision for loan loss expense of $8 and $24 and partial charge offs of $8 and $24 on TDR loans that subsequently defaulted as described above during the three and nine month period ending September 30, 2017, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2018 and December 31, 2017, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of September 30, 2018	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,105	$3,977	$—
Commercial real estate	6,634	6,090	—
Land, development, construction	1,009	971	—
Commercial and industrial	427	416	—
Consumer, other	111	111	—

With an allowance recorded:
Residential real estate	3,235	3,078	417
Commercial real estate	1,600	1,596	445
Land, development, construction	—	—	—
Commercial and industrial	880	876	546
Consumer, other	72	53	5
Total	$18,073	$17,168	$1,413

As of December 31, 2017	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,945	$4,818	$—
Commercial real estate	8,973	8,218	—
Land, development, construction	260	210	—
Commercial and industrial	3,374	2,968	—
Consumer, other	142	127	—

With an allowance recorded:
Residential real estate	3,426	3,283	586
Commercial real estate	—	—	—
Land, development, construction	140	121	4
Commercial and industrial	531	529	206
Consumer, other	78	71	8
Total	$21,869	$20,345	$804

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended September 30, 2018	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,328	$79	$—
Commercial	7,674	25	—
Land, development, construction	961	2	—
Total real estate loans	15,963	106	—

Commercial and industrial	1,596	9	—
Consumer and other loans	165	2	—
Total	$17,724	$117	$—

Nine months ended September 30, 2018	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$15,306	$308	$—
Commercial	2,586	25	—
Land, development, construction	324	2	—
Total real estate loans	18,216	335	—

Commercial and industrial	538	9	—
Consumer and other loans	56	2	—
Total	$18,810	$346	$—

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended September 30, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,536	$70	$—
Commercial	9,200	35	—
Land, development, construction	343	5	—
Total real estate loans	17,079	110	—

Commercial and industrial	1,859	7	—
Consumer and other loans	262	3	—
Total	$19,200	$120	$—

Nine months ended September 30, 2017	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,767	$207	$—
Commercial	8,979	104	—
Land, development, construction	465	13	—
Total real estate loans	17,211	324	—

Commercial and industrial	1,702	22	—
Consumer and other loans	245	8	—
Total	$19,158	$354	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Sep. 30, 2018	Dec. 31, 2017
Non accrual loans	$23,450	$17,288
Loans past due over 90 days and still accruing interest	—	—
Total non performing loans	$23,450	$17,288

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2018 and December 31, 2017, excluding purchased credit impaired loans:

As of September 30, 2018	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$9,234	$—
Commercial real estate	9,108	—
Land, development, construction	2,441	—
Commercial	2,237	—
Consumer, other	430	—
Total	$23,450	$—

As of December 31, 2017	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$7,107	$—
Commercial real estate	6,549	—
Land, development, construction	138	—
Commercial	3,121	—
Consumer, other	373	—
Total	$17,288	$—

The following table presents the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017, excluding purchased credit impaired loans:

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of September 30, 2018
Residential real estate	$1,713,093	$4,011	$4,177	$—	$8,188	$1,695,671	$9,234
Commercial real estate	4,395,351	8,556	5,907	—	14,463	4,371,780	9,108
Land/dev/construction	645,885	796	526	—	1,322	642,122	2,441
Commercial	1,104,392	2,327	970	—	3,297	1,098,858	2,237
Consumer	194,603	929	191	—	1,120	193,053	430
	$8,053,324	$16,619	$11,771	$—	$28,390	$8,001,484	$23,450

			Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2017
Residential real estate	$1,025,303	$3,568	$1,821	$—	$5,389	$1,012,807	$7,107
Commercial real estate	2,546,143	1,158	2,272	—	3,430	2,536,164	6,549
Land/dev/construction	235,816	2,807	189	—	2,996	232,682	138
Commercial	693,501	568	763	—	1,331	689,049	3,121
Consumer	107,480	471	48	—	519	106,588	373
	$4,608,243	$8,572	$5,093	$—	$13,665	$4,577,290	$17,288

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30, as of September 30, 2018 and December 31, 2017.   The increase in loans categorized as special mention and substandard between the periods presented is due to the acquisitions of Sunshine and Harbor on January 1, 2018 and Charter on September 1, 2018.

		As of September 30, 2018
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$1,639,770	$46,373	$26,950	$—
Commercial real estate	4,181,026	167,606	46,719	—
Land/dev/construction	604,023	36,933	4,929	—
Commercial	1,076,627	23,896	3,869	—
Consumer	193,671	263	669	—
Total	$7,695,117	$275,071	$83,136	$—

		As of December 31, 2017
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$987,472	$20,435	$17,396	$—
Commercial real estate	2,411,085	115,942	19,116	—
Land/dev/construction	217,555	17,699	562	—
Commercial	674,764	14,186	4,551	—
Consumer	106,735	139	606	—
Total	$4,397,611	$168,401	$42,231	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Residential	Consumer
Performing	$1,703,859	$194,173
Nonperforming	9,234	430
Total	$1,713,093	$194,603

As of December 31, 2017	Residential	Consumer
Performing	$1,018,196	$107,107
Nonperforming	7,107	373
Total	$1,025,303	$107,480

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

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2018 and December 31, 2017. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Sep. 30, 2018	Dec. 31, 2017
Contractually required principal and interest	$294,278	$248,283
Non-accretable difference	(59,433)	(13,183)
Cash flows expected to be collected	234,845	235,100
Accretable yield	(67,174)	(70,942)
Carrying value of acquired loans	167,671	164,158
Allowance for loan losses	(216)	(295)
Carrying value less allowance for loan losses	$167,455	$163,863

The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified $4,529, $2,286, $8,443 and $8,364 from non-accretable difference to accretable yield during the three and nine month periods ending September 30, 2018 and 2017 to reflect its adjusted estimates of future expected cash flows.   The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and nine month periods ending September 30, 2018 and 2017.

Activity during the		Effect of	income	all other
three month period ending September 30, 2018	Jun. 30, 2018	acquisitions	accretion	adjustments	Sep. 30, 2018
Contractually required principal and interest	$285,576	$33,687	$—	$(24,985)	$294,278
Non-accretable difference	(44,166)	(20,763)	—	5,496	(59,433)
Cash flows expected to be collected	241,410	12,924	—	(19,489)	234,845
Accretable yield	(67,460)	(1,492)	7,682	(5,904)	(67,174)
Carry value of acquired loans	$173,950	$11,432	$7,682	$(25,393)	$167,671

Activity during the		Effect of	income	all other
nine month period ending September 30, 2018	Dec. 31, 2017	acquisitions	accretion	adjustments	Sep. 30, 2018
Contractually required principal and interest	$248,283	$122,392	$—	$(76,397)	$294,278
Non-accretable difference	(13,183)	(58,927)	—	12,677	(59,433)
Cash flows expected to be collected	235,100	63,465	—	(63,720)	234,845
Accretable yield	(70,942)	(7,770)	26,496	(14,958)	(67,174)
Carry value of acquired loans	$164,158	$55,695	$26,496	$(78,678)	$167,671

Activity during the		Effect of	income	all other
three month period ending September 30, 2017	Jun. 30, 2017	acquisitions	accretion	adjustments	Sep. 30, 2018
Contractually required principal and interest	$280,114	$—	$—	$(21,776)	$258,338
Non-accretable difference	(14,047)	—	—	1,148	(12,899)
Cash flows expected to be collected	266,067	—	—	(20,628)	245,439
Accretable yield	(86,703)	—	7,696	(2,457)	(81,464)
Carry value of acquired loans	$179,364	$—	$7,696	$(23,085)	$163,975

Activity during the		Effect of	income	all other
nine month period ending September 30, 2017	Dec. 31, 2016	acquisitions	accretion	adjustments	Sep. 30, 2018
Contractually required principal and interest	$297,821	$20,729	$—	$(60,212)	$258,338
Non-accretable difference	(18,372)	(6,347)	—	11,820	(12,899)
Cash flows expected to be collected	279,449	14,382	—	(48,392)	245,439
Accretable yield	(93,525)	(3,266)	24,780	(9,453)	(81,464)
Carry value of acquired loans	$185,924	$11,116	$24,780	$(57,845)	$163,975

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7:  Loans Held for Sale

For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or fair value.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  This change was accounted for on a prospective basis.  Net gains from changes in estimated fair value of mortgage loans held for sale were $723 at September 30, 2018. No loans held for sale at September 30, 2018 were past due or on nonaccrual.

The table below summarizes the activity in mortgage loans held for sale during the three month periods ending September 30, 2018 and 2017.

	Three month periods ended		Nine month periods ended
	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017
Beginning balance	$36,366	$8,959	$19,647	$2,285
Effect from acquisitions	2,835	—	8,959	—
Loans originated	91,910	23,444	242,226	53,806
Proceeds from sales	(94,226)	(20,564)	(238,613)	(44,780)
Change in fair value	1	—	723	—
Net realized gain on sales	2,668	404	6,612	932
Ending balance	$39,554	$12,243	$39,554	$12,243

As loans are closed, they are typically sold at prices specified in the forward contracts.  Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts.  Derivative mortgage loan commitments, or interest rate locks, are also utilized and relate to the origination of a mortgage that will be held for sale upon funding.   The Company uses these derivative financial instruments on its loans held for sale to manage interest rate risk and not for speculative purposes.   The table below summarizes the notional amounts for interest rate lock commitments, best efforts forward trades and MBS forward trades pertaining to loans held for sale at September 30, 2018.

Notional
Interest rate lock commitments	$75,811
Best efforts forward trades	66,425
MBS forward trades	27,000
Total derivative instruments	$169,236

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8: Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $51,311 at September 30, 2018 compared to $52,080 at December 31, 2017.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of September 30, 2018	Securities	Securities	Total
Market value of securities pledged	$66,849	$434	$67,283
Borrowings related to pledged amounts	51,195	116	51,311
Market value pledged as a % of borrowings	131%	374%	131%

As of December 31, 2017
Market value of securities pledged	$59,239	$443	$59,682
Borrowings related to pledged amounts	52,030	50	52,080
Market value pledged as a % of borrowings	114%	886%	115%

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Central Florida markets and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and nine month periods ending September 30, 2018 and 2017, respectively, the Company incurred approximately $0, $0, $0 and $3,927 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary reasons for the transaction were to expand its market share in the Central Florida market, together with its acquisition of Platinum as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 19% and 17%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and nine month periods ending September 30, 2018 and 2017, respectively, the Company incurred approximately $0, $0, $149 and $6,401 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and nine month periods ending September 30, 2018, the Company incurred approximately $0 and $10,474 of acquisition costs related to this transaction. A portion of these merger expenses reduced goodwill by $4,114, net of income taxes of $1,397. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 33% and 32%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and nine month periods ending September 30, 2018 and 2017, the Company incurred approximately $0 and $11,527 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

Acquisition of Charter Financial Corporation

On September 1, 2018, the Company completed its acquisition of Charter Financial Corporation (“Charter”) whereby Charter merged with and into the Company. Pursuant to and simultaneously with the merger of Charter with and into the Company, Charter’s wholly owned subsidiary bank, CharterBank, merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.

The Company’s primary reasons for the transaction were to expand its franchise into Georgia and Alabama, further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 24% as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and nine month periods ending September 30, 2018, the Company incurred approximately $10,395 and $10,630 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $197,648 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.   Fair value estimates on loans are deemed preliminary due to appraisals, other borrower financial information, and pending final reports from loan valuation specialists.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company acquired 100% of the outstanding common stock of Charter. The purchase price consisted of both cash and stock. Each share of Charter common stock was exchanged for $2.30 cash and 0.738 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on August 31, 2018, the resulting purchase price was $389,476.

The table below summarizes the purchase price calculation.

Number of shares of Charter common stock outstanding at August 31, 2018	15,480,776
Per share exchange ratio	0.738
Number of shares of CenterState common stock less 599 of fractional shares	11,424,214
CenterState common stock price per share on August 31, 2018	$30.62
Fair value of CenterState common stock issued	$349,809

Number of shares of Charter common stock outstanding at August 31, 2018	15,480,776
Cash consideration each Charter share is entitled to receive	$2.300
Total Cash Consideration plus $17 for 599 of fractional shares	$35,624

Total Stock Consideration	$349,809
Total Cash Consideration	35,624
Total consideration to be paid to Charter common shareholders	$385,433
Cash out of Charter stock options	4,043
Total Purchase Price for Charter	$389,476

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the September 1, 2018 purchase date.

September 1, 2018
Assets:
Cash and cash equivalents	$184,020
Loans, held for investment	1,130,240
Purchased credit impaired loans	11,432
Loans held for sale	2,835
Investments	73,808
Accrued interest receivable	3,684
Branch real estate	27,930
Furniture and fixtures	1,988
Bank property held for sale	1,695
FHLB and other stock	1,483
Bank owned life insurance	54,813
Other real estate owned	257
Core deposit intangible	19,795
Goodwill	197,648
Deferred tax asset	1,966
Other assets	20,947
Total assets acquired	$1,734,541
Liabilities:
Deposits	$1,321,970
Corporate debentures	9,000
Accrued interest payable	1,015
Other liabilities	13,080
Total liabilities assumed	$1,345,065

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In the acquisition, the Company acquired $1,141,672 of loans at fair value, net of $23,118, or 2.0%, estimated discount to the outstanding principal balance, representing 23.9% of the Company’s total loans at December 31, 2017. Of the total loans acquired, management identified $11,432 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and some substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of September 1, 2018 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$33,687
Non-accretable difference	(20,763)
Cash flows expected to be collected	12,924
Accretable yield	(1,492)
Total purchased credit-impaired loans acquired	$11,432

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Book	Fair
	Balance	Value
Loans:
Single family residential real estate	$284,505	$280,200
Commercial real estate	567,506	557,730
Construction/development/land	181,128	178,687
Commercial loans	88,308	87,062
Consumer and other loans	26,221	26,561
Purchased credit-impaired	17,122	11,432
Total earning assets	$1,164,790	$1,141,672

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $19,795, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Pro-forma information

Pro-forma data for the three month period ending September 30, 2017 listed in the table below presents pro-forma information as if the Gateway, Sunshine, Harbor and Charter acquisitions occurred at the beginning of 2017.  Pro-forma data for the nine month period ending September 30, 2017 listed in the table below presents pro-forma information as if the Platinum, Gateway, Sunshine, Harbor and Charter acquisitions occurred at the beginning of 2017.  Pro-forma data for the three and nine month periods ending September 30, 2018 listed in the table below presents pro-forma information as if the Charter acquisition occurred at the beginning of 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net interest income	$112,182	$109,779	$339,786	$315,211
Net income available to common shareholders	$51,250	$32,011	$131,102	$89,823
EPS - basic	$0.54	$0.34	$1.38	$0.96
EPS - diluted	$0.53	$0.33	$1.36	$0.94

The disclosures regarding the results of operations for Platinum, Gateway, Sunshine, Harbor and Charter subsequent to their respective acquisition dates are omitted as this information is not practical to obtain.  The Company converted Platinum, Gateway and Sunshine’s core systems in the same quarter as their respective acquisition date.  Although the Company did not convert Harbor’s core

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

system in the first quarter of 2018 or Charter’s core system in the third quarter of 2018, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Harbor or Charter’s results of operation on a stand-alone basis.

NOTE 10:  Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At September 30, 2018 and December 31, 2017, the notional amount of such arrangements was $5,044,615 and $3,740,430, respectively, and investment securities with a fair value of $0 and $19,048 were pledged as collateral to the third party dealers.  The Company pledged $5,236 and $16,991 of cash as collateral to the third party dealers at September 30, 2018 and December 31, 2017, respectively, in addition to the investment securities pledged.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the interest rate swap derivative instruments is as follows:

	Sep. 30, 2018	Dec. 31, 2017
Notional amount	$5,044,615	$3,740,430
Weighted average pay rate on interest-rate swaps	3.49%	3.00%
Weighted average receive rate on interest rate swaps	3.48%	3.00%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$87,946	$42,480
Fair value of interest rate swap derivatives (liability)	$88,065	$43,259

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

The Company concluded that there is no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 or the presentation of revenue as gross versus net. No adjustment to retained earnings was required on the adoption date.  Because there is no change to the timing and pattern of revenue recognition, there are no material changes to the Company’s processes and internal controls.  Expanded disclosures including disaggregation of revenues and descriptions of performance obligations required by ASU 2014-09 are included below. The Company adopted ASU 2014-09 in the first quarter of 2018, and management determined during the assessment of the Company’s revenue streams that the adoption of ASU 2014-09 did not impact the Consolidated Financial Statements of the Company.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Revenues by Operating Segment/Line of Business

Service Charges on Deposit Accounts

The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services.  Transaction-based fees, which include but are not limited to: services such as ATM use fees, stop payment charges, statement rendering, ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

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

Credit Cards

The Company earns revenues from a revenue sharing agreement with a third party who provides credit card services for Company customers.  Similar to the Wealth Management and Advisory revenue sharing agreement discussed above, the Company is the agent and the third party is the customer.  The revenue sharing agreement calculates fees owed to the Company based on

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

interchange and application amounts and levels.  These share of fees are remitted to the Company each month, at which time the performance obligation is fulfilled.

Debit Card Interchange Income

The Company earns interchange fees from debit cardholder transactions through the MasterCard payment network.  Interchange fees form cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Gains/Losses on Sales of OREO

The Company records a gain or loss form the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  There are no ASC 606 implications unless the Company finances the sale of OREO.  There are no instances of the Company financing the sale of one of its OREO properties as of September 30, 2018.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company formed a CECL committee to assist with the implementation process, selected a vendor to assist with the implementation process, and is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements, including different methodologies that may be employed to estimate credit losses as well as additional data gathering that will be needed to adopt the standard.  The standard will add new disclosures related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on the Company’s Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement,” to modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.  The following disclosure requirements were modified in Topic 820: (1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the impact on failing to implement our business strategy, including our growth and acquisition strategy, including our most recent merger with Charter, any litigation that has been or might be filed in connection with our merger with Charter; the ability to successfully integrate our acquisitions; additional capital requirements due to our growth plans; the impact of an increase in our asset size to over $10 billion; the risks of changes in interest rates and the level and composition of deposits, loan demand, the credit and other risks in our loan portfolio and the values of loan collateral; the impact of us not being able to manage our risk; the impact on a loss of management or other experienced employees; the impact if we failed to maintain our culture and attract and retain skilled people; the risk of changes in technology and customer preferences; the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely including as a result of cyber-attacks; or material regulatory liability in areas such as BSA or consumer protection; reputational risks from such failures or liabilities or other events; legislative and regulatory changes; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

Overview

Our total assets increased approximately 72% from December 31, 2017 to September 30, 2018, to approximately $12.3 billion, primarily due to the acquisitions of Sunshine and Harbor, both transactions closed on January 1, 2018, and the acquisition of Charter completed on September 1, 2018.  In addition to the growth through acquisitions and the sale of deposits from the divestiture of one branch during the third quarter of 2018, organic loan growth during the period was 5% annualized, supported by deposit growth of $143,180, or 2% annualized.  Our loan to deposit ratio was 86.8% and 85.8% at September 30, 2018 and December 31, 2017, respectively.

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

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $488,152 at September 30, 2018 (approximately 4% of total assets) as compared to $195,057 at December 31, 2017 (approximately 3% of total assets). We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Investment securities available for sale

Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $1,536,842 at September 30, 2018 (approximately 13% of total assets) compared to $1,060,143 at December 31, 2017 (approximately 15% of total assets), an increase of $476,699 or 45%, which was mainly attributable to securities acquired from Harbor. We use our available-for-sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale securities are carried at fair value.

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

	Three month periods ended		Nine month periods ended
	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017
Beginning balance	$1,848	$—	6,777	$12,383
Purchases	47,011	42,421	234,190	186,523
Proceeds from sales	(48,849)	(39,485)	(240,979)	(196,125)
Net realized gain on sales	(10)	10	12	165
Net unrealized gains	—	27	—	27
Ending balance	$—	$2,973	$—	$2,973

Investment securities held to maturity

At September 30, 2018, we had $219,850 (unamortized cost basis) of securities with an estimated fair value of $211,262, resulting in a net unrecognized loss of $8,588, compared to $232,399 (unamortized cost basis) of securities with an estimated fair value of $231,615 and a net unrecognized loss of $784 at December 31, 2017.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a mortgage loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or fair value.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  This change was accounted for on a prospective basis.  Net gains from changes in estimated fair value of mortgage loans held for sale were $723 at September 30, 2018. Gains and losses on the sale of mortgage loans held for sale and changes in fair value are included as a components of mortgage banking revenue which are reported in non-interest income in our Condensed Consolidated Statement of Income and Comprehensive Income.

The table below presents the activity in this portfolio for the periods indicated.

	Three month periods ended		Nine month periods ended
	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017
Beginning balance	$36,366	$8,959	$19,647	$2,285
Effect from acquisitions	2,835	—	8,959	—
Loans originated	91,910	23,444	242,226	53,806
Proceeds from sales	(94,226)	(20,564)	(238,613)	(44,780)
Change in fair value	1	—	723	—
Net realized gain on sales	2,668	404	6,612	932
Ending balance	$39,554	$12,243	$39,554	$12,243

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the nine month period ended September 30, 2018, were $7,096,5500  or 78.0% of average earning assets, as compared to $4,192,226 , or 76.6%  of average earning assets, for the nine month period ending September 30, 2017. Total loans at September 30, 2018 and December 31, 2017 were $8,223,092 and $4,773,221, respectively. This represents a loan to total asset ratio of 67.0% and 67.0% and a loan to deposit ratio of 86.8% and 85.8%, at September 30, 2018 and December 31, 2017, respectively.

Non-PCI loans

At September 30, 2018, we have total non-PCI loans of $8,055,421.  Total new loans originated during the nine month period ended September 30, 2018 approximated $1.6 billion, of which $1.1 billion were funded at the time of origination. About 30% of funded loan origination was non-owner occupied commercial real estate (“CRE”); 20% owner occupied CRE, 18% single family residential, 18% commercial and industrial (“C&I”), 9% land, development & construction and 5% were all other. Approximately 18% of the funded loan production was floating rate, 31% was other variable rate and 51% was fixed rate.  The weighted average tax equivalent interest rate on funded loans was approximately 4.80% during the nine month period.  The loan origination pipeline is approximately $567 million at September 30, 2018 compared to $564 million at December 31, 2017.

The graph below summarizes new loan originations and funded loan production, excluding acquired loans purchased pursuant to acquisitions, over the past nine quarters.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at September 30, 2018 were $167,671 compared to $164,158 at December 31, 2017.

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

Total loans at September 30, 2018 were $8,223,092. Of this amount, approximately 84.1% are collateralized by real estate, 13.5% are commercial non real estate loans and the remaining 2.4% are consumer and other non real estate loans. We have $1,775,600 of single family residential loans which represents about 22.0% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 54.6% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2018	December 31, 2017
Loans excluding PCI loans
Real estate loans
Residential	$1,713,093	$1,025,303
Commercial	4,395,351	2,546,143
Land, development and construction	645,885	235,816
Total real estate	6,754,329	3,807,262
Commercial	1,104,392	693,501
Consumer and other loans	194,603	107,480
Loans before unearned fees and deferred cost	8,053,324	4,608,243
Net unearned fees and costs	2,097	820
Total loans excluding PCI loans	8,055,421	4,609,063
PCI loans (note 1)
Real estate loans
Residential	62,507	59,975
Commercial	92,444	92,791
Land, development and construction	6,955	6,656
Total real estate	161,906	159,422
Commercial	5,479	4,444
Consumer and other loans	286	292
Total PCI loans	167,671	164,158
Total loans	8,223,092	4,773,221
Allowance for loan losses for loans that are not PCI loans	(38,595)	(32,530)
Allowance for loan losses for PCI loans	(216)	(295)
Total loans, net of allowance for loan losses	$8,184,281	$4,740,396
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	September 30, 2018	December 31, 2017
Originated Loans
Real estate loans
Residential	$767,350	$656,073
Commercial	1,907,497	1,489,706
Land, development and construction loans	227,573	134,748
Total real estate loans	2,902,420	2,280,527
Commercial loans	722,235	535,777
Consumer and other loans	135,644	102,226
Total loans before unearned fees and costs	3,760,299	2,918,530
Unearned fees and costs	2,097	820
Total originated loans	3,762,396	2,919,350

Acquired Loans (1)
Real estate loans
Residential	945,743	369,230
Commercial	2,487,854	1,056,437
Land, development and construction loans	418,312	101,068
Total real estate loans	3,851,909	1,526,735
Commercial loans	382,157	157,724
Consumer and other loans	58,959	5,254
Total acquired loans	4,293,025	1,689,713

PCI loans
Real estate loans
Residential	62,507	59,975
Commercial	92,444	92,791
Land, development and construction loans	6,955	6,656
Total real estate loans	161,906	159,422
Commercial loans	5,479	4,444
Consumer and other loans	286	292
Total PCI loans	167,671	164,158

Total Loans	$8,223,092	$4,773,221

(1)	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016);
•	Hometown of Homestead Banking Company acquisition (year 2016);
•	Platinum Bank Holding Company (year 2017);
•	Gateway Financial Holdings of Florida, Inc. (year 2017);
•	Sunshine Bancorp, Inc. (year 2018);
•	HCBF Holding Company, Inc. (year 2018); and
•	Charter Financial Corporation (year 2018)

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at September 30, 2018 and December 31, 2017.

	Sep. 30, 2018			Dec. 31, 2017			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$3,748,984	35,207	0.94%	$2,902,904	$29,385	1.01%	$846,080	$5,822	(7)	bps
Impaired originated loans	13,412	1,081	8.06%	16,446	804	4.89%	(3,034)	277	317	bps
Total originated loans	3,762,396	36,288	0.96%	2,919,350	30,189	1.03%	843,046	6,099	(7)	bps

Acquired loans (2)	4,289,269	1,975	0.05%	1,685,814	2,341	0.14%	2,603,455	(366)	(9)	bps
Impaired acquired loans (1)	3,756	332	8.84%	3,899	—	—	(143)	332	884	bps
Total acquired loans	4,293,025	2,307	0.05%	1,689,713	2,341	0.14%	2,603,312	(34)	(9)	bps

Total non-PCI loans	8,055,421	38,595		4,609,063	32,530		3,446,358	6,065
PCI loans	167,671	216		164,158	295		3,513	(79)
Total loans	$8,223,092	$38,811		$4,773,221	$32,825		$3,449,871	$5,986

(1)	These are loans that were acquired as performing loans that subsequently became impaired.
(2)

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at September 30, 2018 was approximately $54,958 or 1.3% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the Hometown of Homestead Banking Company acquisition (year 2016), the Platinum Bank acquisition (year 2017), the Gateway Bank acquisition (year 2017), the Sunshine Bank acquisition (year 2018), the Harbor Community Bank acquisition (year 2018) and the CharterBank acquisition (year 2018).

The general loan loss allowance relating to originated loans increased by $6,099 resulting primarily from an increase in loans outstanding of $843,046. Net changes resulting from a mixture of decreases and increases in the Company’s various two year historical loss factors and qualitative factors also slightly affected the net change in the general loan loss allowance.

The general loan loss allowance relating to acquired loans (non-impaired loans) decreased by $34 resulting primarily from a decline in loans outstanding, excluding the three bank acquisitions closed in 2018.   At September 30, 2018 the non-impaired loans acquired from these three acquisitions were equal to approximately $2.8 billion. These loans were recorded at estimated fair value at acquisition date. As such, there is no allowance for loan losses associated with these loans as of September 30, 2018. The unamortized acquisition date fair value adjustment related to these loans at September 30, 2018 was approximately $40,043, or 1.4% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at September 30, 2018 are equal to $17,168 ($13,412 originated impaired loans plus $3,756 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $905 to $17,168 ($15,755 when the $1,413 specific allowance is considered) from their legal unpaid principal balance outstanding of $18,073.  In the aggregate, total impaired loans have been written down to approximately 87% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 82% of their legal unpaid principal balance.  Approximately $9,204 of the Company’s impaired loans, or 54% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded. PCI loans had a remaining unpaid principal balance of $236,345 and unamortized fair value adjustment of $68,674, which represents 29% of unpaid principal balance, at September 30, 2018.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at September 30, 2018. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended September 30, 2018
Balance at beginning of period	$37,209	$275	$37,484
Loans charged-off	(1,178)	—	(1,178)
Recoveries of loans previously charged-off	555	—	555
Net recoveries	(623)	—	(623)
Provision for loan losses	2,009	(59)	1,950
Balance at end of period	$38,595	$216	$38,811

Three months ended September 30, 2017
Balance at beginning of period	$29,769	$363	$30,132
Loans charged-off	(472)	—	(472)
Recoveries of loans previously charged-off	1,072	—	1,072
Net recoveries	600	—	600
Provision for loan losses	1,174	(78)	1,096
Balance at end of period	$31,543	$285	$31,828

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine months ended September 30, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(2,170)	—	(2,170)
Recoveries of loans previously charged-off	1,898	75	1,973
Net recoveries	(272)	75	(197)
Provision for loan losses	6,337	(154)	6,183
Balance at end of period	$38,595	216	$38,811

Nine months ended September 30, 2017
Balance at beginning of period	$26,569	$472	$27,041
Loans charged-off	(1,722)	—	(1,722)
Recoveries of loans previously charged-off	2,454	65	2,519
Net recoveries	732	65	797
Provision for loan losses	4,242	(252)	3,990
Balance at end of period	$31,543	$285	$31,828

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.29% at September 30, 2018, compared to 0.38% at December 31, 2017.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $28,619  at September 30, 2018, compared to $21,422  at December 31, 2017. Non-performing assets as a percentage of total assets were 0.23%   at September 30, 2018, compared to 0.30%  at December 31, 2017. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Sep. 30, 2018	Dec. 31, 2017
Non-accrual loans (note 1)	$23,450	$17,288
Accruing loans 90 days or more past due (note 1)	—	—
Total non-performing loans ("NPLs") (note 1)	23,450	17,288
Other real estate owned ("OREO")	4,643	3,987
Repossessed assets other than real estate ("ORAs") (note 1)	526	147
Total NPAs	$28,619	$21,422

NPLs as percentage of total loans (note 1)	0.29%	0.38%
NPAs as percentage of total assets	0.23%	0.30%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.36%	0.46%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.35%	0.30%
Allowance for loan losses as percentage of NPLs (note 1)	165%	188%
note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of September 30, 2018 the Company had non-accrual loans with an aggregate book value of $23,450 compared to December 31, 2017 when an aggregate book value of $17,288 was reported.

The second largest component of non-performing assets after non-accrual loans is OREO. At September 30, 2018, total OREO was $4,643 compared to $3,987 at December 31, 2017.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At September 30, 2018, we identified a total of $17,168 in impaired loans, excluding PCI loans. A specific valuation allowance of $1,413 has been attached to $5,603 of impaired loans included in the total $17,168 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $17,168, has been partially charged down by $905 from their aggregate legal unpaid balance of $18,073.

The table below summarizes impaired loan data for the periods presented.

	Sep. 30, 2018	Dec. 31, 2017
Impaired loans with a specific valuation allowance	$5,603	$4,004
Impaired loans without a specific valuation allowance	11,565	16,341
Total impaired loans	$17,168	$20,345

Performing TDRs (these are not included in NPLs)	$9,204	$12,081
Non performing TDRs (these are included in NPLs)	1,284	698
Total TDRs	10,488	12,779
Impaired loans that are not TDRs	6,680	7,566
Total impaired loans	$17,168	$20,345

Bank premises and equipment

Bank premises and equipment was $224,506 at September 30, 2018 compared to $141,886 at December 31, 2017, an increase of $82,620 or 58.2%.  The primary component of the increase is $96,678 of branch real estate acquired pursuant to the acquisitions of Sunshine, Harbor and Charter.  In addition, we transferred $28,003 of branch real estate, including branch real estate acquired from Sunshine, Harbor and Charter, that is no longer in use to held for sale at estimated fair value less estimated cost to sell.

A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Sep. 30, 2018	Dec. 31, 2017
Land	$73,287	$51,724
Land improvements	1,326	1,251
Buildings	129,799	85,625
Leasehold improvements	13,348	6,575
Furniture, fixtures and equipment	46,765	38,662
Construction in progress	13,061	4,783
Subtotal	277,586	188,620
Less: accumulated depreciation	53,080	46,734
Total	$224,506	$141,886

We transferred branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and sold 15 properties during the nine month ending September 30, 2018.   Our branch real estate held for sale at September 30, 2018 and December 31, 2017 was $27,081 and $11,354, respectively, a net increase of $15,727.  The net increase is due to transfers of bank properties to held for sale of $27,799, after impairment expense of $1,120, the sale of 15 properties and additional impairment expense of $2,587 on bank properties previously transferred to held for sale.  We received net proceeds of $12,350 for the properties sold during the nine month period ending September 30, 2018.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $87,946 at September 30, 2018 compared to $42,480 at December 31, 2017.  The fair value of interest rate swap derivatives (liability component) was $88,065 at September 30, 2018 compared to $43,259 at December 31, 2017.

Deposits

Total deposits were $9,474,526 at September 30, 2018 compared to $5,560,523 at December 31, 2017.  We assumed approximately $3,796,164 in deposits from the Sunshine, Harbor and Charter transactions which were completed in 2018 and sold $25,341 of deposits during the third quarter of 2018.  Excluding the deposits assumed from these three transactions and deposits sold, total deposits increased $143,180, or approximately 2% on an annualized basis, mainly in time deposits.  The cost of interest bearing deposits in the current quarter was 0.64%, compared to 0.51% in the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.42% compared to 0.33% in the previous quarter.  The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	Sep. 30, 2018	total	Dec. 31, 2017	total
Demand - non-interest bearing	$3,094,652	33%	$1,999,901	36%
Demand - interest bearing	1,702,467	18%	1,058,985	19%
Money market accounts	2,103,884	21%	900,532	16%
Savings deposits	711,235	8%	768,422	14%
Time deposits	1,862,288	20%	832,683	15%
Total deposits	$9,474,526	100%	$5,560,523	100%

.

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $51,311 at September 30, 2018 compared to $52,080 at December 31, 2017.

Federal funds purchased

Federal funds purchased are overnight deposits from correspondent banks. Federal funds purchased acquired from other than our correspondent bank deposits are included with Federal Home Loan Bank advances and other borrowed funds as described below, if any. At September 30, 2018 we had $272,002 of correspondent bank deposits or federal funds purchased, compared to $261,490 at December 31, 2017.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank advances or Federal Funds Purchased, other than correspondent bank deposits (i.e. federal funds purchased) listed above. We had $360,000 in Federal Home Loan Bank advances and $11,000 in subordinated notes (assumed from the Sunshine transaction closed on January 1, 2018) at September 30, 2018.  We had $155,000 in Federal Home Loan Bank advances, $70,000 in overnight borrowings (which are included in federal funds on the Condensed Consolidated Balance Sheet), and $20,000 in a revolving line of credit at December 31, 2017.

Corporate debentures

Below is a schedule of statutory trust entities and the related corporate debentures formed and assumed through various acquisitions.  We assumed $8,000 in corporate debentures pursuant to the acquisition of Harbor on January 1, 2018 and $9,000 in corporate debentures pursuant to the acquisition of Charter on September 1, 2018.

	Amount	Interest Rate	Maturity
CenterState Banks of Florida Statutory Trust I	$10,000	LIBOR + 3.05%	Sep. 2033
Valrico Capital Statutory Trust	$2,500	LIBOR + 2.70%	Sep. 2034
Federal Trust Statutory Trust I	$5,000	LIBOR + 2.95%	Sep. 2033
Gulfstream Bancshares Capital Trust II	$3,000	LIBOR + 1.70%	Mar. 2037
Homestead Statutory Trust I	$10,000	LIBOR + 1.65%	Oct. 2036
BSA Financial Statutory Trust I	$5,000	LIBOR + 1.55%	Dec. 2035
MRCB Statutory Trust II	$3,000	LIBOR + 1.60%	Sep. 2036
CBS Financial Capital Trust I	$4,000	Prime + 0.25%	Mar. 2035
CBS Financial Capital Trust II	$5,000	LIBOR + 2.75%	Dec. 2037

Stockholders’ equity

Stockholders’ equity at September 30, 2018, was $1,913,159, or 15.6% of total assets, compared to $904,750, or 12.7% of total assets at December 31, 2017. The increase in stockholders’ equity was due to the following items:

Total stockholders' equity at December 31, 2017	$904,750
Net income during the period	105,784
Dividends paid on common shares ($0.30 per share)	(26,337)
Net decrease in market value of securities available for sale, net of deferred taxes	(30,883)
Stock options exercised	14,252
Equity based compensation	3,662
Stock repurchase (38,496 shares, average price of $26.68 per share)	(1,027)
Stock issued pursuant to acquisition of Sunshine	181,413
Stock options acquired and converted pursuant to Sunshine acquisition	6,432
Stock issued pursuant to acquisition of HCBF	387,279
Stock options acquired and converted pursuant to HCBF acquisition	18,025
Stock issued pursuant to acquisition of Charter	349,809
Total stockholders' equity at September 30, 2018	$1,913,159

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets. Management believes, as of September 30, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Selected consolidated capital ratios at September 30, 2018 and December 31, 2017 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Bank Corporation (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2018
Total capital (to risk weighted assets)	$1,144,657	12.5%	$734,865	>8.0%	$409,792
Tier 1 capital (to risk weighted assets)	1,105,846	12.0%	551,149	>6.0%	554,697
Common equity Tier 1 capital (to risk weighted assets)	1,058,346	11.5%	413,362	>4.5%	644,984
Tier 1 capital (to average assets)	1,105,846	11.0%	403,381	>4.0%	702,465

December 31, 2017
Total capital (to risk weighted assets)	$682,175	12.6%	$434,245	>8.0%	$247,930
Tier 1 capital (to risk weighted assets)	649,350	12.0%	325,684	>6.0%	323,666
Common equity Tier 1 capital (to risk weighted assets)	621,956	11.5%	244,263	>4.5%	377,693
Tier 1 capital (to average assets)	649,350	9.8%	264,616	>4.0%	384,734

CenterState Bank, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2018
Total capital (to risk weighted assets)	$1,137,875	12.4%	$919,141	>10.0%	$218,734
Tier 1 capital (to risk weighted assets)	1,099,070	12.0%	735,313	>8.0%	363,757
Common equity Tier 1 capital (to risk weighted assets)	1,099,070	12.0%	597,442	>6.5%	501,628
Tier 1 capital (to average assets)	1,099,070	10.9%	503,716	>5.0%	595,354

December 31, 2017
Total capital (to risk weighted assets)	$654,018	12.2%	$538,202	>10.0%	$115,816
Tier 1 capital (to risk weighted assets)	621,199	11.5%	430,561	>8.0%	190,638
Common equity Tier 1 capital (to risk weighted assets)	621,199	11.5%	349,831	>6.5%	271,368
Tier 1 capital (to average assets)	621,199	9.4%	330,721	>5.0%	290,478

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

Overview

We recognized net income of $37,985 or $0.43 per share basic and diluted for the three month period ended September 30, 2018, compared to net income of $22,050 or $0.37 per share basic and $0.36 per share diluted for the same period in 2017.  A summary of the differences are listed in the table below.

	Sep. 30,	Sep. 30,	increase
Three month period ending	2018	2017	(decrease)
Net interest income	$101,853	$62,586	$39,267
Provision for loan losses	1,950	1,096	854
Net interest income after loan loss provision	99,903	61,490	38,413

Total non interest income	27,104	16,741	10,363

Merger related expenses	10,395	—	10,395
All other non interest expense	66,944	44,622	22,322
Total non interest expense	77,339	44,622	32,717

Net income before provision for income taxes	49,668	33,609	16,059
Provision for income taxes	11,683	11,559	124
Net income (loss)	$37,985	$22,050	$15,935

The primary differences between the two quarters presented above relate to the acquisitions of Sunshine, Harbor and Charter, which were completed in 2018.   The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Sunshine, Harbor and Charter.  The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Sunshine, Harbor and Charter.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  In September 2018, we hired a team of mortgage professionals from State Bank and acquired State Bank’s mortgage loan pipeline. Mortgage banking revenue and SBA revenue increased $2,784 and $771, respectively, during the current quarter compared to the same period in 2017.

Net interest income/margin

Net interest income increased $39,267 or 62.7% to $101,853 during the three month period ended September 30, 2018 compared to $62,586 for the same period in 2017. The $39,267 increase was the result of a $47,606 increase in interest income and a $8,339 increase in interest expense.

Interest earning assets averaged $9,438,654 during the three month period ended September 30, 2018 as compared to $5,964,076 for the same period in 2017, an increase of $3,474,578, or 58.3%. The yield on average interest earning assets increased 36 bps to 4.82% (29 bps to 4.85% tax equivalent basis) during the three month period ended September 30, 2018, compared to 4.46% (4.56% tax equivalent basis) for the same period in 2017. The combined effects of the $3,474,578 increase in average interest earning assets and the 36 bps (29 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $47,606 ($46,753 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $6,235,669 during the three month period ended September 30, 2018 as compared to $3,852,600 for the same period in 2017, an increase of $2,383,069 or 61.9%. The cost of average interest bearing liabilities was 0.82% during the three month period ended September 30, 2018, compared to 0.46% for the same period in 2017. The effect of the $2,383,069 increase in average interest bearing liabilities and the 36 bps increase in cost of funds resulted in the $8,339 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three month periods ended September 30, 2018 and 2017 on a tax equivalent basis.

	Three months ended September 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$7,296,200	$94,257	5.13%	$4,492,543	$52,254	4.61%
PCI loans (note 9)	167,640	7,682	18.18%	170,924	7,696	17.86%
Securities- taxable	1,540,686	10,145	2.61%	926,367	5,648	2.42%
Securities- tax exempt (note 8)	208,663	1,874	3.56%	196,988	2,082	4.19%
Fed funds sold and other (note 3)	225,465	1,362	2.40%	177,254	887	1.99%
Total interest earning assets	9,438,654	115,320	4.85%	5,964,076	68,567	4.56%

Allowance for loan losses	(37,406)			(30,775)
All other assets	1,544,725			826,918
Total assets	$10,945,973			$6,760,219

Interest bearing deposits (note 4)	5,611,103	9,096	0.64%	3,507,381	3,178	0.36%
Fed funds purchased	229,948	1,192	2.06%	257,967	819	1.26%
Other borrowings (note 5)	359,370	1,943	2.15%	61,149	127	0.82%
Corporate debenture (note 10)	35,248	579	6.52%	26,103	347	5.27%
Total interest bearing liabilities	6,235,669	12,810	0.82%	3,852,600	4,471	0.46%
Demand deposits	2,900,679			1,926,070
Other liabilities	135,852			81,057
Stockholders’ equity	1,673,773			900,492
Total liabilities and stockholders’ equity	$10,945,973			$6,760,219
Net interest spread (tax equivalent basis) (note 6)			4.03%			4.10%
Net interest income (tax equivalent basis)		$102,510			$64,096
Net interest margin (tax equivalent basis) (note 7)			4.31%			4.26%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $872 and $317 for the three month periods ended September 30, 2018 and 2017.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($341) and ($456) for the three month periods ended September 30, 2018 and 2017.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $87 and $58 for the three month periods ended September 30, 2018 and 2017.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan yields offset by an increase to the cost of deposits between the two periods presented above.   The increase in loan yields is due to the impact of loans acquired from Sunshine, Harbor and Charter and an increase on loan yields.

Provision for loan losses

The provision for loan losses increased $854 to $1,950 during the three month period ending September 30, 2018 compared to a provision expense of $1,096 for the comparable period in 2017. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three months ended September 30, 2018 was $27,104 compared to $16,741 for the comparable period in 2017. A summary of the differences are listed in the table below.

	Sep. 30,	Sep. 30,	$ increase	% increase
Three month period ending:	2018	2017	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$7,258	$5,823	$1,435	24.6%
Other correspondent banking related revenue (note 2)	1,038	1,390	(352)	(25.3)%
Mortgage banking revenue	3,188	404	2,784	689.1%
SBA revenue	1,020	249	771	309.6%
Service charges on deposit accounts	5,787	3,870	1,917	49.5%
Debit, prepaid, ATM and merchant card related fees	3,869	2,127	1,742	81.9%
BOLI income	1,490	975	515	52.8%
Wealth management related revenue	676	914	(238)	(26.0)%
Gain on sale of bank properties held for sale	655	175	480	NM %
Other non-interest income	2,123	814	1,309	160.8%
Total non-interest income	$27,104	$16,741	$10,363	61.9%

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

Mortgage banking revenue and SBA revenue increased $2,784 and $771, respectively, during the current quarter compared to the same period in 2017.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Sunshine, Harbor and Charter, which were completed in 2018. Income from correspondent banking capital markets division increased between the two periods presented above due to higher interest rate swap revenue.

Non-interest expense

Non-interest expense for the three months ended September 30, 2018 increased $32,717, or 73.3%, to $77,339, compared to $44,622 for the same period in 2017. Components of our non-interest expenses are listed in the table below.

	Sep. 30,	Sep. 30,	$ increase	% increase
Three month period ending:	2018	2017	(decrease)	(decrease)
Salaries and wages	$33,274	$21,655	$11,619	53.7%
Incentive/bonus compensation	1,140	2,918	(1,778)	(60.9)%
Stock based compensation	1,012	1,079	(67)	(6.2)%
Employer 401K matching contributions	857	581	276	47.5%
Deferred compensation expense	180	136	44	32%
Health insurance and other employee benefits	3,491	1,668	1,823	109.3%
Payroll taxes	2,075	1,325	750	56.6%
Other employee related expenses	2,783	456	2,327	510.3%
Incremental direct cost of loan origination	(3,114)	(1,303)	(1,811)	139.0%
Total salaries, wages and employee benefits	41,698	28,515	13,183	46.2%

Gain on sale of OREO	(294)	(38)	(256)	673.7%
Valuation write down of OREO	170	141	29	20.6%
(Gain) loss on repossessed assets other than real estate	(9)	(13)	4	(30.8)%
Foreclosure and repossession related expenses	821	437	384	87.9%
Total credit related expenses	688	527	161	30.6%

Occupancy expense	5,428	3,422	2,006	58.6%
Depreciation of premises and equipment	2,439	1,842	597	32.4%
Supplies, stationary and printing	588	392	196	50.0%
Marketing expenses	1,493	955	538	56.3%
Data processing expense	2,729	2,006	723	36.0%
Legal, auditing and other professional fees	1,301	854	447	52.3%
Bank regulatory related expenses	1,367	666	701	105.3%
Postage and delivery	711	512	199	38.9%
Debit, prepaid, ATM and merchant card related expenses	972	746	226	30.3%
Amortization of intangibles	2,480	1,133	1,347	118.9%
Internet and telephone banking	768	538	230	42.8%
Operational write-offs and losses	509	263	246	93.5%
Correspondent accounts and Federal Reserve charges	265	216	49	22.7%
Conferences/Seminars/Education/Training	425	164	261	159.1%
Director fees	366	223	143	64.1%
Impairment of bank property held for sale	247	—	247	NM %
Travel expenses	248	169	79	46.7%
Other expenses	2,222	1,479	743	50.2%
Subtotal	66,944	44,622	22,322	50.0%
Merger related expenses	10,395	—	10,395	NM %
Total non-interest expense	$77,339	$44,622	$32,717	73.3%

The overall primary reason for the increase between the periods presented above relates to the acquisitions of Sunshine, Harbor and Charter, which were completed in 2018.

Provision for income taxes

We recognized an income tax expense for the three months ended September 30, 2018 of $11,683 on pre-tax income of $49,668 (an effective tax rate of 23.5%) compared to an income tax expense of $11,559 on pre-tax income of $33,609 (an effective tax rate of 34.4%) for the comparable quarter in 2017.  The decrease in the effective tax rate is due to the lower corporate tax rate effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017.  In addition, we recognized $177 in excess tax benefits on stock awards during the three months ended September 30, 2018 compared to $205 for the same period in 2017.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

Overview

We recognized net income of $105,784 or $1.24 per share basic and $1.23 per share diluted for the nine month period ended September 30, 2018, compared to net income of $53,883 or $0.95 per share basic and $0.94 per share diluted for the same period in 2017.  A summary of the differences are listed in the table below.

	Sep. 30,	Sep. 30,	increase
Nine month period ending:	2018	2017	(decrease)
Net interest income	$297,400	$171,924	$125,476
Provision for loan losses	6,183	3,990	2,193
Net interest income after loan loss provision	291,217	167,934	123,283

Total non-interest income	72,731	48,217	24,514

Merger related expenses	33,244	10,328	22,916
All other non-interest expense	199,703	127,146	72,557
Total non-interest expense	232,947	137,474	95,473

Net income before provision for income taxes	131,001	78,677	52,324
Provision for income taxes	25,217	24,794	423
Net income	$105,784	$53,883	51,901

The primary differences between the two periods presented above relate to the acquisitions of Platinum and Gateway, which were completed during the second quarter of 2017, and the acquisitions of Sunshine, Harbor and Charter, which were completed in 2018.   The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Platinum, Gateway, Sunshine, Harbor and Charter.  The increase in our “all other non interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisition of Platinum, Gateway, Sunshine, Harbor and Charter.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income. In September 2018, we hired a team of mortgage professionals from State Bank and acquired State Bank’s mortgage loan pipeline.   Mortgage banking revenue and SBA revenue increased $7,474 and $2,593, respectively, during the current period compared to the same period in 2017.

Net interest income/margin

Net interest income increased $125,476 or 73.0% to $297,400 during the nine month period ended September 30, 2018 compared to $171,924 for the same period in 2017. The $125,476 increase was the result of a $145,547 increase in interest income and a $20,071 increase in interest expense.

Interest earning assets averaged $9,103,254 during the nine month period ended September 30, 2018 as compared to $5,470,846 for the same period in 2017, an increase of $3,632,408, or 66.4%. The yield on average interest earning assets increased 35 bps to 4.82% (28 bps to 4.85% tax equivalent basis) during the nine month period ended September 30, 2018, compared to 4.47% (4.57% tax equivalent basis) for the same period in 2017. The combined effects of the $3,632,408 increase in average interest earning assets and the 35 bps (28 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $145,547 ($143,104 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $5,974,015 during the nine month period ended September 30, 2018 as compared to $3,515,891 for the same period in 2017, an increase of $2,458,124 or 69.9%. The cost of average interest bearing liabilities was 0.69% during the nine month period ended September 30, 2018, compared to 0.42% for the same period in 2017. The effect of the $2,458,124 increase in average interest bearing liabilities and the 27 bps increase in cost of funds resulted in the $20,071 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six month periods ended September 30, 2018 and 2017 on a tax equivalent basis.

	Nine months ended September 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Loans (notes 1, 2, 8)	$6,915,341	$263,627	5.10%	$4,014,055	$137,546	4.58%
PCI loans (note 9)	181,209	26,496	19.55%	178,171	24,780	18.59%
Securities- taxable	1,551,760	30,888	2.66%	914,029	16,622	2.43%
Securities- tax exempt (note 8)	208,872	5,518	3.53%	177,476	5,821	4.39%
Fed funds sold and other (note 3)	246,072	3,718	2.02%	187,115	2374	1.70%
Total interest earning assets	9,103,254	330,247	4.85%	5,470,846	187,143	4.57%

Allowance for loan losses	(34,989)			(28,689)
All other assets	1,448,433			707,873
Total assets	$10,516,698			$6,150,030

Interest bearing deposits (note 4)	5,347,950	20,900	0.52%	3,181,814	7,694	0.32%
Fed funds purchased	255,488	3,563	1.86%	257,210	2,048	1.06%
Other borrowings (note 5)	337,461	5,022	1.99%	50,822	240	0.63%
Corporate debenture (note 10)	33,116	1,566	6.32%	26,045	998	5.12%
Total interest bearing liabilities	5,974,015	31,051	0.69%	3,515,891	10,980	0.42%
Demand deposits	2,859,963			1,776,896
Other liabilities	111,682			70,597
Stockholders’ equity	1,571,039			786,646
Total liabilities and stockholders’ equity	$10,516,699			$6,150,030
Net interest spread (tax equivalent basis) (note 6)			4.16%			4.15%
Net interest income (tax equivalent basis)		$299,196			$176,163
Net interest margin (tax equivalent basis) (note 7)			4.39%			4.31%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $1,987 and $1,166 for the six month periods ended September 30, 2018 and 2017.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($1,333) and ($1,072) for the six month periods ended September 30, 2018 and 2017.

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

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $263 and $176 for the six month periods ended September 30, 2018 and 2017.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan yields offset by an increase to the cost of deposits between the two periods presented above.   The increase in loan yields is due to the impact of loans acquired from Platinum, Gateway, Sunshine, Harbor and Charter, $4.0 million of income recognized due to prepayments on one PCI loan relationship and an increase on loan yields.

Provision for loan losses

The provision for loan losses increased $2,193 to $6,183 during the nine month period ending September 30, 2018 compared to a provision expense of $3,990 for the comparable period in 2017. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine month period ended September 30, 2018 was $72,731 compared to $48,217 for the comparable period in 2017. A summary of the differences are listed in the table below.

	Sep. 30,	Sep. 30,	$ increase	% increase
Nine month period ending:	2018	2017	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$20,156	$18,067	$2,089	11.6%
Other correspondent banking related revenue (note 2)	3,339	3,658	(319)	(8.7)%
Mortgage banking revenue	8,406	932	7,474	801.9%
SBA revenue	3,035	442	2,593	586.7%
Service charges on deposit accounts	15,482	11,267	4,215	37.4%
Debit, prepaid, ATM and merchant card related fees	11,094	6,716	4,378	65.2%
BOLI income	4,258	2,310	1,948	84.3%
Wealth management related revenue	1,932	2,698	(766)	(28.4)%
Gain on sale of bank properties held for sale	1,745	304	1,441	474.0%
Other non-interest income	3,306	1,823	1,483	81.3%
Gain on sale of securities	(22)	—	(22)	NM %
Total non-interest income	$72,731	$48,217	$24,514	50.8%

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

Income from correspondent banking capital markets division increased between the two periods presented above due to increased fees from bond and capital market sales.  Mortgage banking revenue and SBA revenue increased $7,474 and $2,593, respectively, during the current period compared to the same period in 2017.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Platinum and Gateway, which closed during the second quarter of 2017, and Sunshine, Harbor and Charter, which were completed in 2018.

Non-interest expense

Non-interest expense for the nine months ended September 30, 2018 increased $95,473, or 69.4%, to $232,947, compared to $137,474 for the same period in 2017. Components of our non-interest expenses are listed in the table below.

	Sep. 30,	Sep. 30,	$ increase	% increase
Nine month period ending:	2018	2017	(decrease)	(decrease)
Salaries and wages	$95,499	$60,250	$35,249	58.5%
Incentive/bonus compensation	8,286	6,961	1,325	19.0%
Stock based compensation	3,012	3,333	(321)	(9.6)%
Employer 401K matching contributions	2,495	1,691	804	47.5%
Deferred compensation expense	446	427	19	4.4%
Health insurance and other employee benefits	9,871	5,055	4,816	95.3%
Payroll taxes	6,935	4,197	2,738	65.2%
Other employee related expenses	4,366	1,305	3,061	234.6%
Incremental direct cost of loan origination	(6,636)	(3,505)	(3,131)	89.3%
Total salaries, wages and employee benefits	124,274	79,714	44,560	55.9%

Gain on sale of OREO	(1,193)	(200)	(993)	496.5%
Valuation write down of OREO	464	612	(148)	(24.2)%
Loss (gain) on repossessed assets other than real estate	10	(19)	29	(152.6)%
Foreclosure and repossession related expenses	2,056	1,665	391	23.5%
Total credit related expenses	1,337	2,058	(721)	(35.0)%

Occupancy expense	15,264	9,453	5,811	61.5%
Depreciation of premises and equipment	7,036	5,363	1,673	31.2%
Supplies, stationary and printing	1,682	1,180	502	42.5%
Marketing expenses	4,332	2,885	1,447	50.2%
Data processing expense	10,687	6,251	4,436	71.0%
Legal, auditing and other professional fees	3,564	2,674	890	33.3%
Bank regulatory related expenses	3,586	2,284	1,302	57.0%
Postage and delivery	2,145	1,431	714	49.9%
Debit, prepaid, ATM and merchant card related expenses	2,596	2,102	494	23.5%
Amortization of intangibles	7,029	2,937	4,092	139.3%
Internet and telephone banking	2,376	1,559	817	52.4%
Operational write-offs and losses	1,365	433	932	215.2%
Correspondent accounts and Federal Reserve charges	787	646	141	21.8%
Conferences/Seminars/Education/Training	912	603	309	51.2%
Impairment of bank property held for sale	2,587	507	2,080	410.3%
Director fees	882	576	306	53.1%
Travel expenses	674	516	158	30.6%
Other expenses	6,588	3,974	2,614	65.8%
Subtotal	199,703	127,146	72,557	57.1%
Merger related expenses	33,244	10,328	22,916	221.9%
Total non-interest expense	$232,947	$137,474	$95,473	69.4%

The overall primary reason for the increase between the periods presented above relates to the acquisitions of Platinum and Gateway, which were completed during the second quarter of 2017, and Sunshine, Harbor and Charter, which were completed in 2018.

Provision for income taxes

We recognized an income tax expense for the nine months ended September 30, 2018 of $25,217 on pre-tax income of $131,001 (an effective tax rate of 19.2%) compared to an income tax expense of $24,794 on pre-tax income of $78,677 (an effective tax rate of 31.5%) for the comparable quarter in 2017.  The decrease in the effective tax rate is due to the lower corporate tax rate effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017.  In addition, we recognized $6,018 in excess tax benefits on stock awards during the nine months ended September 30, 2018 compared to $2,407 for the same period in 2017.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Loans, excluding PCI loans	$93,873	$51,426	$262,631	$135,210
PCI loans	7,682	7,696	26,496	24,780
Securities - taxable	10,145	5,648	30,888	16,622
Securities - tax-exempt	1,601	1,400	4,718	3,918
Federal funds sold and other	1,362	887	3,718	2,374
Total Interest income (GAAP)	114,663	67,057	328,451	182,904

Tax equivalent adjustment
Non PCI loans	384	828	996	$2,336
Securities - tax-exempt	273	682	800	1,902
Total tax equivalent adjustment	657	1,510	1,796	4,238

Interest income - tax equivalent
Loans excluding PCI loans	94,257	52,254	263,627	137,546
PCI loans	7,682	7,696	26,496	24,780
Securities - taxable	10,145	5,648	30,888	16,622
Securities - tax-exempt	1,874	2,082	5,518	5,820
Federal funds sold and other	1,362	887	3,718	2,374
Total interest income - tax equivalent	115,320	68,567	330,247	187,142

Total Interest expense (GAAP)	(12,810)	(4,471)	(31,051)	(10,980)

Net interest income - tax equivalent	$102,510	$64,096	$299,196	$176,162

Net interest income (GAAP)	$101,853	$62,586	$297,400	$171,924

Yields and costs
Yield on loans excluding PCI - tax equivalent	5.13%	4.61%	5.10%	4.58%
Yield on securities tax-exempt - tax equivalent	3.56%	4.19%	3.53%	4.38%
Yield on interest earning assets (GAAP)	4.82%	4.46%	4.82%	4.47%
Yield on interest earning assets - tax equivalent	4.85%	4.56%	4.85%	4.57%
Cost of interest bearing liabilities (GAAP)	0.82%	0.46%	0.69%	0.42%
Net interest spread (GAAP)	4.00%	4.00%	4.13%	4.05%
Net interest spread - tax equivalent	4.03%	4.10%	4.16%	4.15%
Net interest margin (GAAP)	4.28%	4.16%	4.37%	4.20%
Net interest margin - tax equivalent	4.31%	4.26%	4.39%	4.31%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Market risk

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2017. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2018. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
July 1, 2018	July 31, 2018	330	$29.87	---	3,000,000
August 1, 2018	August 31, 2018	---	---	---	3,000,000
September 1, 2018	September 30, 2018	660	$29.70	---	3,000,000
Total for quarter ending September 30, 2018		990	$29.76	---	3,000,000

We did not repurchase any shares of our common stock during the third quarter of 2018 pursuant to our stock repurchase plan currently in place. We repurchased 990 shares of our common stock from our employees during the third quarter of 2018 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]
Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.1	Interactive Data File
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

CENTERSTATE BANK CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANK CORPORATION

(Registrant)

Date: November 1, 2018	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: November 1, 2018	By:	/s/ Jennifer L. Idell
Jennifer L. Idell
Executive Vice President
and Chief Financial Officer