Form 10-K
period 2018-12-31
CenterState Bank Corp
filed 2019-02-28
CIK 1102266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

None

The registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

The registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (65,699,770 shares) on June 30, 2018, was approximately $1,959,167,000.  The aggregate market value was computed by reference to the last sale of the Common Stock of the registrant at $29.82 per share on June 30, 2018.  For the purposes of this response, directors, executive officers and holders of 5% or more of the registrant’s Common Stock are considered the affiliates of the issuer at that date.

As of February 26, 2019 there were outstanding 95,803,337 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2019 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and include statements containing terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or  “continue” or the negative of such terms or other comparable terminology. Actual events or results may differ materially from the results anticipated in these forward looking statements, due to a variety of factors, including, without limitation:  the impact on failing to implement our business strategy, including our growth and acquisition strategy; the ability to successfully integrate our acquisitions; additional capital requirements due to our growth plans; the impact of an increase in our asset size to over $10 billion; the ability to implement our mortgage and SBA lines of business; the risks of changes in interest rates and the level and composition of deposits, loan demand, the credit and other risks in our loan portfolio and the values of loan collateral; the impact of us not being able to manage our risk; the impact on a loss of management or other experienced employees; the impact if we failed to maintain our culture and attract and retain skilled people; risks related to pending or future litigation; the risk of changes in technology and customer preferences; the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely including as a result of cyber-attacks; or material regulatory liability in areas such as BSA or consumer protection; the effects of future economic and political conditions; reputational risks from such failures or liabilities or other events; adverse weather or manmade events; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the effects of competition from technological change and other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere; her factors disclosed in this Annual Report on Form 10-K, including, among others, those disclosed in Part I, Item 1A. “Risk Factors.”  All forward looking statements attributable to our Company are expressly qualified in their entirety by these cautionary statements.  We disclaim any intent or obligation to update these forward looking statements, whether as a result of new information, future events or otherwise.  There is no assurance that future results, levels of activity, performance or goals will be achieved.

Item 1.	Business

General

CenterState Bank Corporation (“We,” “Our,”  “CenterState,” “CSFL,” or the “Company”) is a financial holding company incorporated in September 20, 1999 under the laws of the State of Florida. Through our national bank subsidiary, CenterState Bank, N.A. (“CenterState Bank” or the “Bank”), we provide a full range of consumer and commercial banking services to individuals, businesses and industries through our headquarters branch in Winter Haven, Florida and, as of December 31, 2018, a 126 bank branch network located throughout Florida, Georgia and Alabama, as well as one loan production office in Florida and one loan production office in Macon, Georgia.  CenterState is among the largest Florida-based community banking organizations in terms of publicly available deposit data as of December 31, 2018.

We also operate, through our Bank, a correspondent banking and capital markets service division for over 600 small and medium sized community banks throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.

We have grown primarily through a series of acquisitions, starting in June 2000 through 2018. Our most recent acquisitions include:

•	Gulfstream Bancshares, Inc. (“Gulfstream”), in January 2014, which added approximately $479 million in deposits;

•	First Southern Bancorp, Inc. (“First Southern”), in June 2014, which added approximately $853 million in deposits;

•	Community Bank of South Florida, Inc. (“Community”), in March 2016, which added approximately $453 million in deposits;

•	Hometown of Homestead Banking Company (“Hometown”), in March 2016, which added approximately $253 million in deposits;

•	Platinum Bank Holding Company (“Platinum”), in April 2017, which added approximately $520 million in deposits;

•	Gateway Financial Holdings of Florida, Inc. (“Gateway”) in May 2017, which added approximately $708 million in deposits;
•	HCBF Holding Company, Inc. (“HCBF”), in January 2018, which added approximately $719 million in deposits;

•	Sunshine Bancorp, Inc. (“Sunshine”), also in January 2018, which added approximately $1.8 billion in deposits; and
•	Charter Financial Corporation (“Charter”), in September 2018, which added approximately $1.3 billion in deposits.

On November 23, 2018, CenterState entered into an Agreement and Plan of Merger with National Commerce Corporation (“NCC”), a financial holding company headquartered in Birmingham, Alabama, which engages in the business of banking through National Bank of Commerce (“NBC”). NBC operates branches throughout Florida (including under the trade names United Legacy Bank, Reunion Bank of Florida, Patriot Bank, Premier Bank and FirstAtlantic Bank), in the Atlanta, Georgia area (including under the trade names First Landmark Bank, Private Bank of Buckhead, Private Bank of Decatur and PrivatePlus Mortgage) and in Birmingham, Huntsville, Auburn-Opelika and Baldwin County, Alabama.  NCC also engages in the business of factoring commercial receivables of transportation companies and automotive parts and service providers through the United States and parts of Canada through a subsidiary, CBI Holding Company, LLC, and its subsidiary Corporate Billing, LLC. Upon completion of the merger, which is subject to receipt of regulatory and shareholder approvals and other customary closing conditions, CenterState will have on a pro forma basis, excluding purchase accounting adjustments, assets of $16.4 billion, deposits of $12.8 billion, loans of $11.5 billion and total shareholders’ equity of $2.9 billion.

We also own R4ALL, Inc. (“R4ALL”), which acquires and disposes troubled assets, and CSFL Insurance Corp. (“CSFL IC”), which operates a captive insurance subsidiary pursuant to section 831(b) of the U.S. Tax Code.

At December 31, 2018, we had total consolidated assets of $12.3 billion, total consolidated loans of $8.3 billion, total consolidated deposits of $9.5 billion, and total consolidated shareholders’ equity of $2.0 billion.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area.  Our consolidated loans at December 31, 2018 and 2017 were $8.3 billion, or 68% and $4.8 billion, or 67%, respectively, of total consolidated assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  We have no foreign loans or loans for highly leveraged transactions.  We do have immaterial amounts of loans with foreigners on property located within our Florida market area, primarily vacation and second homes.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans.  A majority of our loans are made on a secured basis.  As of December 31, 2018, approximately 84% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 14% of the loan portfolio consisted of commercial loans (not secured by real estate) and 2% of our loan portfolio consisted of consumer and other loans.

Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate, for the construction of single-family residential and commercial units, and for the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates.  Generally, we do not make fixed-rate commercial real estate loans for terms exceeding five years.  Loans in excess of five years are generally made at adjustable interest rates.  Our residential real estate loans generally are repayable in monthly installments based on up to a 15-year or a 30-year amortization schedule with variable or fixed interest rates.

Our commercial loan portfolio consists primarily of loans to small-to-medium sized businesses located primarily in our market area for working capital, equipment purchases, and various other business purposes.  A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis.  Commercial loans may be made at variable or fixed rates of interest.  Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds.  Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years.  Commercial and agricultural loans not secured by real estate amounted to approximately 14% and 15% of our Company’s total loan portfolio as of December 31, 2018 and 2017, respectively.

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

At December 31, 2018, approximately 44% of our total non-PCI (“Purchased Credit-Impaired”) loan portfolio is fixed rate, 14% is floating rate and 42% is variable rate other than floating.

Loan originations are derived primarily from employee loan officers within our local market areas, but can also be attributed to referrals from existing customers and borrowers, advertising, or walk-in customers.

Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectability.  We attempt to minimize credit losses through various means.  In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral.  In addition, we attempt to employ shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

In addition, we have a mortgage line of business which originates single-family home loans and sells a majority of those mortgages into the secondary market of which the majority are sold with servicing rights released. We also have a SBA 7(a) line of business whereby we routinely sell the government guaranteed portion of the SBA loans to investors with the unguaranteed portion of the loan and the servicing rights retained.

For additional information regarding our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities.  We consider the majority of our regular savings, demand, negotiable order of withdrawal or NOW, and money market deposit accounts to be core deposits.  These accounts comprised approximately 81% and 85% of our consolidated total deposits at December 31, 2018 and 2017, respectively.  Approximately 19% and 15% of our consolidated deposits at December 31, 2018 and December 31, 2017, respectively, were certificates of deposit.  Generally, we attempt to maintain the rates paid on our deposits at a competitive level.  Time deposits of $100,000 and over made up approximately 10% and 8% of consolidated total deposits at December 31, 2018 and 2017, respectively.  The majority of the deposits are generated from market areas where we conduct business.  Generally, we do not solicit deposits on a national level.  We obtain substantially all of our deposits from customers in our local markets.  For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Deposits.”

Investments

Our available for sale investment debt securities portfolio was $1.7 billion and $1.1 billion at December 31, 2018 and 2017, respectively, representing 14% and 15% of our total consolidated assets.  At December 31, 2018, approximately 92% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential Fannie Mae, Freddie Mac and Ginnie Mae MBS.  We have selected these types of investments because such securities generally represent what we believe to be a minimal investment risk.  We do not own any private label MBSs.  Approximately 5%, or $88.8 million, of this portfolio is invested in municipal securities.  Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  Investment debt securities available for sale are recorded on our balance sheet at market value at each balance sheet date.  Any change in market value is recorded directly in our shareholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary.  During 2018, we sold approximately $23.1 million of these securities and recognized a net loss on the sales of approximately $22,000.  In addition, we sold approximately $332.6 million of securities acquired from the purchase of Harbor and Sunshine on January 1, 2018.  These securities were marked to fair value and subsequently sold soon after the acquisition date and thus no gains or losses were recognized.

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

We also have a trading securities portfolio managed at our Bank.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of Non-interest Income in our Consolidated Statements of Income and Comprehensive Income.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  During 2018, we purchased approximately $254.6 million of securities for this portfolio and sold $259.7 million, recognizing a net realized gain on sale of approximately $20,000.  At December 31, 2018 we had $1.7 million of securities in our trading portfolio.

Our held to maturity debt securities portfolio was $216.8 million and $232.4 million at December 31, 2018 and December 31, 2017, respectively, representing 2% and 3% our total consolidated assets.  These securities had unrecognized net losses of approximately $4.7 million and $784,000, resulting in estimated fair values of $212.2 million and $231.6 million at December 31, 2018 and 2017, respectively.  At December 31, 2018, approximately 39% of this portfolio is invested in MBS and 61% in municipal securities.  It is anticipated that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

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

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve.  The Federal Reserve, among other things, seeks to influence interest rates and the supply of money and credit within the United States.  Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. The Federal Reserve has, as a response to the financial crisis, steeply increased the size of its balance sheet by buying securities and has paid interest on excess reserves held by banks at the Federal Reserve.  Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.  The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government.  Following a prolonged period in which the federal funds rate was stable or decreasing, the Federal Reserve has begun to increase this benchmark rate. In addition, after an extended period during which the Federal Reserve increased the size of its balance sheet substantially above historical levels through the purchase of debt securities, the Federal Reserve has begun to reduce the size of its balance sheet from these elevated levels, which might also affect interest rates.  Future monetary policies, including whether the Federal Reserve will continue to increase the federal funds rate and whether or at what pace it will continue to reduce the size of its balance sheet, and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

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

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. As described in further detail below, the Company and the Bank will become subject to additional regulatory requirements in the future as a result of the growth of their assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations.  While there has been some changes in the post financial crisis framework applicable to the Company, primarily relating to stress testing, the Company expects that its business will remain subject to extensive regulation and supervision.

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

Changes to our Regulation and Supervision in Crossing $10 Billion in Assets Threshold

As a result of having assets that exceed $10 billion in total consolidated assets as of start of four quarters, certain changes will occur in our supervision effective July 1, 2019, which is the date following the fourth consecutive quarter (plus any applicable phase-in period) in which the Company or the Bank’s total consolidated assets exceeded that $10 billion threshold:

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

In addition, beginning on July 1, 2019, the Bank will become subject to the cap on debit card interchange fees imposed by the so-called Durbin Amendment. Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction.  The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions.  A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve.  In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.  The impact of this change is expected to reduce the Bank’s fee income by approximately $3.5 million in year 2019 and $7 million annually, afterwards.

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

The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC is now calculated based on its average consolidated total assets less its average equity. However, effective as of July 1, 2019, the FDIC will use a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate.  In calculating these scores, the FDIC will use the Bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the Bank’s ability to withstand asset-related and funding related stress, and make certain adjustments based on risk factors that are not adequately captured in these calculations.

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

We and the Bank must maintain the applicable common equity Tier 1 or CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends.  For more information on the CET1 capital conservation buffer, see Part I Item 1. Supervision and Regulation – Capital Requirements.

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

In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule on retained earnings over a period of three years. For further discussion of the new current expected credit loss accounting rule, see Note 1 of the “Notes to Consolidated Financial Statements.”

The capital rules require a minimum CET1 risk-based capital ratio of 4.5%, a minimum overall Tier 1 risk-based capital ratio of 6.0%, and a total risk-based capital ratio of 8.0%. In addition, the capital rules require a capital conservation buffer of up to 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital) which must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer was phased in over a four-year period that began on January 1, 2016, was 1.25% as of January 1, 2017, 1.875% as of January 1, 2018, and is 2.50% as of January 1, 2019, so that a banking organization now needs to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5% or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.

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

As of December 31, 2018, the Company’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met both the then-applicable and fully phased-in capital conservation buffer.   Please refer to the table below for a summary of the Company’s and the Bank’s regulatory capital ratios as of December 31, 2018 and 2017, calculated using the regulatory capital methodology applicable to us during 2018.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation Buffer (1)	Well- Capitalized Minimums (2)	Actual	Capital Above Minimums (3)
As of December 31, 2018
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	10.04%	$687,898
	Bank	4.00%	N/A	5.00%	9.99%	$567,921
CET1 risk-based capital ratio	Consolidated	4.50%	6.375%	N/A	11.86%	$510,855
	Bank	4.50%	6.375%	6.50%	12.21%	$532,000
Tier 1 risk-based capital ratio	Consolidated	6.00%	7.875%	6.00%	12.27%	$409,565
	Bank	6.00%	7.875%	8.00%	12.21%	$392,312
Total risk-based capital ratio	Consolidated	8.00%	9.875%	10.00%	12.70%	$251,300
	Bank	8.00%	9.875%	10.00%	12.64%	$245,828

As of December 31, 2017
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	9.82%	$384,734
	Bank	4.00%	N/A	5.00%	9.39%	$290,478
CET1 risk-based capital ratio	Consolidated	4.50%	5.75%	N/A	11.46%	$309,843
	Bank	4.50%	5.75%	6.50%	11.54%	$271,368
Tier 1 risk-based capital ratio	Consolidated	6.00%	7.25%	6.00%	11.96%	$255,816
	Bank	6.00%	7.25%	8.00%	11.54%	$190,638
Total risk-based capital ratio	Consolidated	8.00%	9.25%	10.00%	12.57%	$139,369
	Bank	8.00%	9.25%	10.00%	12.15%	$115,816
(1)	Reflects the capital conservation buffer of 1.875% applicable during 2018. The Company and the Bank already meet the capital conservation buffer at the fully phased-in level of 2.5%.
(2)	Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y.
(3)	Amount greater than the highest of the minimum regulatory capital ratio, the minimum regulatory capital ratio plus the capital conservation buffer and the well-capitalized minimum, as applicable.

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

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2018, our total reported loans for construction, land development, and other land were 55% of the Bank’s total risk based capital and our total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land were 279% of the Bank’s total risk based capital.

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

Community Reinvestment Act

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods. Furthermore, the relevant federal bank regulatory agency is required to consider a bank’s CRA assessment when considering the bank’s application to, among other things, merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution or open or relocate a branch office. In the case of a bank holding company, the Federal Reserve Board is required to assess the CRA record of each subsidiary bank of any bank holding company that applies to acquire a bank or bank holding company in connection with the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank received an "outstanding” rating at its most recent CRA evaluation.

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

Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act. The California Attorney General has not yet proposed or adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage. The impact of the CCPA on our business is yet to be determined.  In addition, similar laws may be adopted by other states where we do business. The federal government may also pass data privacy or data protection legislation.

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

Employees

As of December 31, 2018, we had a total of  2,113 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

We have adopted a Code of Ethics, which is available on our website at www.centerstatebanks.com under Investor Relations/Governance Documents, and encourage our employees to take initiative and be responsible for their actions.  The importance of maintaining our culture and communicating our core values to our stakeholders, including our employees and mentoring and training our employees as we grow is such that in 2018 we established a Board Culture Committee,  designed to tap the expertise and leadership experience of two Board members who are expert in employee engagement, training and brand development in developing a service oriented culture, committed to employee diversity, recruitment, training and motivation.  We also have adopted a formal corporate governance policy, a copy of which is available on our website at www.centerstatebanks.com.

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

We intend to continue pursuing a growth strategy for our business.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development.  Our ability to continue to grow successfully will depend on a variety of factors including economic conditions in the markets in which we operate as well as in the U.S. and globally, continued availability of desirable business opportunities, the competitive responses from other financial and non-financial institution competitors in our market areas, our ability to continue to  implement and improve our operational, credit, financial, management and other risks controls and processes and our reporting systems and procedures to manage a growing number of client relationships, and our ability to integrate our acquisitions and develop consistent policies throughout our various businesses.  While we believe we have the management and other resources and internal systems in place to successfully manage our future growth, and we are expanding those resources and systems as we continue to grow, there can be no assurance growth opportunities will be available or growth will be successfully managed.  In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any of which could adversely affect our business.  Particularly in light of prevailing economic and competitive conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations.  Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.  Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

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

We also face litigation risks with respect to potential mergers and acquisitions.  Such litigation is common.  After the mailing of the joint proxy statement/prospectus on February 4, 2019 in connection with our proposed merger with NCC, two lawsuits by purported NCC stockholders (Paul Parshall v. National Commerce Corporation, et al., No. 1:19-cv-00355-UNA (D. Del.)) and Stephen Bushansky v. National Commerce Corporation, et al., No. 1:19-cv-00379 (D. Del.)) were filed in the United States District Court, District of Delaware against NCC and its directors, alleging inadequate disclosures in the joint proxy statement/prospectus and associated violations of the Securities Exchange Act of 1934.  These complaints generally seek, among other things, an injunction enjoining the stockholder vote and the closing of the proposed transaction, rescission of the proposed merger if it closes, or an award of rescissory damages, an order directing the NCC board of directors to disseminate a new joint proxy statement/prospectus, a declaration that the defendants violated the securities laws and an award of the plaintiffs’ costs of the actions including a reasonable allowance for the plaintiffs’ attorneys' and experts' fees.  CenterState and NCC believe that the claims in these complaints are without merit and intend to defend these actions vigorously.

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

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond.  The number of financial institutions headquartered in Florida, Georgia, Alabama, else ware in the Southeastern United States, and across the country continues to decline through merger and other activity.  We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses.  This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us.  Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests.  Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to AML obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

We may not be able to successfully integrate our latest mergers or to realize the anticipated benefits of them.

We completed the acquisitions of HCBF and Sunshine on January 1, 2018, and completed the acquisition of Charter on September 1, 2018. In addition, we entered into an Agreement and Plan of Merger with NCC on November 23, 2018, which, if completed, would be the largest merger undertaken by CenterState as of this date.  We integrated the systems of Sunshine in February 2018, the systems of Jefferson (which was previously acquired by HCBF) in April 2018, the systems of HCBF in May 2018, and the systems of Charter in February 2019.  If the proposed merger with NCC is completed, we will also integrate the systems and operations of NCC, including by combining the executive management teams of CenterState and NCC.

A successful integration of these banks' operations with our operations so that the Company operates as one entity will depend substantially on our ability to successfully consolidate operations, management teams, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

•	the loss of key employees and customers;
•	the disruption of operations and businesses;
•	inability to maintain and increase competitive presence;
•	loan and deposit attrition, customer loss and revenue loss;
•	inconsistencies in standards, control procedures and policies;
•	unexpected issues with expected branch closures;

•	unexpected issues with costs, operations, personnel, technology and credit; and/or
•	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations;

all of which could divert resources from regular banking operations.  Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of these entities.

In addition, the attention and effort devoted to the integration of NCC with CenterState’s existing operations, to the continued integration of Charter with CenterState, or to the continued integration of Landmark and Premier with NCC or the combined company, may divert management’s attention away from one merger integration to another, or away from other important issues, each of which could seriously harm the combined company’s business.

Further, we acquired HCBF, Sunshine and Charter and are proposing to acquire NCC with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.

The loss of any member of our management team may adversely affect us.

We have a management team that has substantial experience in banking and financial services in the markets we serve.  We rely on our management team to achieve and sustain our profitability.  This management team anticipated to be expanded as part of the NCC merger, which includes the addition of Richard Murray, IV, the current Chairman and CEO of NCC, becoming Chief Executive Officer of CenterState Bank, William E. Matthews, V, the current President and CFO of National Bank of Commerce, becoming Chief Financial Officer of CenterState and CenterState Bank, and Jennifer L. Idell (CenterState’s current Chief Financial Officer) becoming the Chief Administrative Officer of CenterState. Our future success and profitability are substantially dependent upon this management and banking abilities of our senior executives.  Although we currently have employment agreements in place with our executive management team and our regional presidents, and have negotiated employment agreements with Messrs. Murry and Matthews that will become effective upon completion of the NCC merger, we cannot guarantee that our executives will remain with us. Changes in key personnel and their responsibilities may be disruptive to our business because of their skills, customer relationship and/or the potential difficulty of promptly replacing them with successors.

The continued implementation of our mortgage and SBA lines of business may subject us to additional risk.

We continue to build our mortgage line of business in 2018, and in so doing, invested significant time and resources to continue to expand the mortgage business within our market areas in both Florida and Georgia, including by acquiring a team of lenders from State Bank in Georgia, and in launching a third party origination or TPO channel.  We also continued to build our SBA business in 2018 by continuing to hire experienced SBA lenders and support personnel.  Our price and profitability targets for these businesses may not prove feasible, due to unexpected delays in the continued implementation of these strategies, as well as external factors, such as compliance with regulations, competitive alternatives, changing tax rates and strategies, interest rates, economic conditions, and shifting market preferences, which could impact the profitability of these lines of business and have a material adverse effect on our businesses, and, in turn, our financial condition and results of operations.

The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of and resources needed for the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Our size and continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  These capital requirements disallow the Company’s trust preferred securities from qualifying as Tier 1 capital once the Company exceeds $15 billion in assets, which the Company will do upon completion of its merger with NCC.  While we have successfully raised approximately $63 million in capital in January 2017, our ability to raise capital, if needed, in the future to meet capital requirements or otherwise will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, there is no assurance as to our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our total consolidated assets increased to over $10 billion during 2018, which will reduce our revenue due to the Durbin Amendment limits on interchange, and increase our costs due to increased regulatory expectations and FDIC insurance assessment increases, and that will impact our earnings.

As of December 31, 2018, the Company and the Bank had total assets of approximately $12 billion and $12 billion, respectively.

Beginning on July 1, 2019, the Bank will be subject to certain limits on the amounts of interchange fees. In addition, as of January 1, 2019, the Bank became subject to a different calculation methodology for deposit insurance assessments, and the CFPB also became our federal supervisor with respect to federal consumer protection laws.

Anticipating that we would cross the $10 billion threshold, since 2017, we have expended and will continue to expend resources to meet increased regulatory expectations. Increased deposit insurance assessments could result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues.

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

A substantial majority of our loans are concentrated in Florida and subject to the volatility of the state’s economy and real estate market. With our loans concentrated in Florida, declines in local economic conditions will adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse.

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2018, approximately 84% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial and commercial real estate loans at December 31, 2018 and 2017 were $5.64 billion and $3.24 billion, respectively, or 69% and 70% of total loans, excluding purchased credit-impaired loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

As a result, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor:

1)	total reported loans for construction, land development, and other land equal 100% or more of total risk based capital (as of December 31, 2018, our consolidated ratio was 55%); and
2)

total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land equal 300% or more of total risk-based capital (as of December 31, 2018, our consolidated ratio was 279%).

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

Our profitability depends substantially upon our net interest income.  That net interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits).  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In addition, during 2018m the Federal Reserve has started to reduce the size of its balance sheet by selling securities, which might also affect interest rates.

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

 We perform credit stress testing on our capital position no less than annually, using the economic data and stress testing assumptions provided by the regulators for the CCAR stress tests. Under the stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario. The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy were to deteriorate. Any deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

Our processes for managing risk may not be effective in mitigating risk or losses to us.

The objectives of our risk management processes are to mitigate risk and loss to our organization. We have established procedures that are intended to identify, measure, monitor report and analyze the types of risks to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, cybersecurity risk, corporate governance and legal risk, compliance risk, and reputational risk, among others. However, as with any risk management processes, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. In June 2016, the FASB issued a new current expected credit loss rule, which will be effective for us in 2020 and which will change our accounting for credit losses by requiring us to record, at the time of origination, credit losses expected throughout the life of loans, held-to-maturity securities, and certain other assets and off-balance sheet credit exposures as opposed to the current practice of recording losses when it is probable that a loss event has occurred.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on our Financial Statements.

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

Uncertainty about the future of LIBOR may adversely affect our business.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021.  While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee (ARRC), selected and the Federal Reserve Bank of New York started in April 2018 to publish the Secured Overnight Finance Rate or SOFR as an alternative to LIBOR.  SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market.  Furthermore, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (SONIA), comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. The SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates. At this time, it is impossible to predict whether SOFR and SONIA will become accepted alternatives to LIBOR.

The market transition away from LIBOR to an alternative reference rate, including SOFR or SONIA, is complex and could have a range of adverse effects on our business, financial condition and results of operations.  In particular, any such transition could:

•

adversely impact the value of LIBOR-based securities, including certain of our floating rate corporate debentures or our hedging instruments, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•

although the Bank has implemented language in in its hedging and loan documents to accommodate a change from LIBOR to an alternative pricing benchmark, including SOFR or SONIA, we may be required to make further changes to existing LIBOR-based products;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•

require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR or SONIA.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

Our business could suffer if we fail to maintain our culture and attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain competent, experienced people.  Our strategic goals in particular require that we be able to attract qualified and experienced retail and commercial lending officers, mortgage loan officers, and SBA lenders in our existing markets as well as those markets in which we may want to expand who share our relationship banking philosophy and have those customer relationships that will allow us to successfully expand.  We also need to attract and retain qualified and experienced technology, risk and back-office personnel to operate our business.  Many of our competitors are pursuing the same relationship banking strategy in our markets, and also are looking to hire and retain qualified technology, risk and back-office personnel, which increases the competition to identify, hire and retain talented employees.

We have focused our strategic attention on our employees and our corporate culture, including on enhancing our employee orientation, ongoing general and management training, mentoring and employee work environment as well as diversity and employee advancement.  Our failure to maintain our culture and attractive working environment, through competitive compensation packages that reward initiative, as well as mentoring, training, and advancement opportunities in order to successfully compete for experienced, qualified employees may have an adverse effect on our ability to meet our financial goals and thus adversely affect our future results of operations.

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

Shareholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. The factors used to formulate these guidelines and voting recommendations include the volatility of a company’s share price and are influenced by broader macro‑economic conditions that can change year to year. The variables used by shareholder advisory groups to formulate equity plan recommendations may limit our ability to adopt new equity plans in the future. In addition, the federal banking regulators have issued guidance on executive compensation and have also, along with the SEC, proposed rules that would prohibit certain incentive compensation arrangements. We do not believe that the guidance or proposal will impact our current compensation arrangements.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, including mobile and online banking services.  Changes in customer behaviors have increased the need to offer these options to our customers.  In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to invest in and use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. One of our 2019 strategic goals is to focus on technological change and digital transformation of our product and service channels, which will impact how we deliver our products and services in the future.  We will need to make significant additional capital investments in technology to implement this strategic goal, and we may not be able to effectively implement new technology-driven products and services in a timely manner in response to changes in customer behaviors, thus adversely impacting our operations. Many competitors have substantially greater resources to invest in technological improvements than the Company.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure, such as our loan and deposit documents, underwriting software, compliance software, product and service offerings, core processing, and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle currently or higher volumes of use could adversely affect our ability to deliver products and services to our clients and otherwise to conduct business. Technological or financial difficulties of one or our third party service providers or their sub-contractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  In addition, one or more of our third party service providers may become subject to cyber-attacks or information security breaches that could result could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. While we have processes in place to monitor our third party service providers’ data and information security safeguards, we do not control such service providers’ day to day operations and a successful attack or security breach at one or more of such third party service providers is not within our control.  The occurrence of any such breaches or failures could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, in some instances we may responsible for the failure of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may not be inadequate to cover all losses resulting from system failures, third party breaches, or other disruptions. Failures in our business structure or in the structure of one or more of our third party service providers could interrupt the operations or increase the cost of doing business.

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

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. In addition, we, our employees and our customers, are increasingly transitioning our and their computing infrastructure to cloud-based computing, storage, data processing, networking and other services, which may increase these security risks.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit with the SEC is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or controls and procedures, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met.

These inherent limitations include the reality that judgments and decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an authorized override of the controls. In addition, properly integrating our acquisitions into our disclosure controls and procedures in a timely manner presents challenges. Accordingly, because of the inherent limitations in our controls systems, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internally controls over financial reporting and the restatement of previously filed financial statements.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the OCC and the FDIC and will be subject to the supervision of the CFPB. This regulation is imposed primarily to protect depositors, the FDIC deposit insurance fund, consumers, and the banking system as a whole. We also are regulated by the SEC and the Financial Industry Regulatory Authority or FINRA, which regulation is designed to protect investors.  Our compliance with these regulations is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. Regulation of the financial services industry has increased significantly since the global financial crisis. The laws and regulations applicable to the banking industry could change at any time. The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and the Bank each must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions, are expected to hold additional capital above regulatory minimums.  From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. In recent years, these market and regulatory expectations have increased substantially and have resulted in higher and more stringent capital requirements for us and the Bank. For example, current capital requirements will disallow the Company’s trust preferred securities from qualifying as Tier 1 capital once the Company exceeds $15 billion in assets, which the Company will do upon completion of its merger with NCC.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. At December 31, 2018, we had approximately $262 million in wholesale brokered deposits, $4 million of in-market CDARs deposits, $155 million of ICS deposits and approximately $50 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk- based assessment system.  The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC has been calculated based on its average consolidated total assets less its average equity. However, effective July 1, 2019, which is following the fourth consecutive quarter where the Bank’s total consolidated assets equal or exceed $10 billion, the FDIC will use a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators.  While our risk management processes are designed to reduce risk by maintaining capital levels and mitigating any supervisory concerns, we may be unable to control the amount of premiums that we are required to pay for FDIC insurance in the event of a new economic downturn and an increase in financial institution failures. Any future increases in assessments or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

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

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2018, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $38.5 million.  Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

At December 31, 2018, our shareholders include two funds owning approximately 15% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2018, our shareholders include two funds that collectively own approximately 15% of the outstanding shares of our common stock.  Top ten institutional owners collectively own approximately 38% of our outstanding shares of common stock, as reported by SNL. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, these institutional owners nonetheless could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Risk relating to Economic Conditions and other Outside Forces

The political and economic environment could materially impact our business operations and financial performance.

The political and economic environment in the United States and elsewhere has resulted in some uncertainty.  In the past year, the enactment of a tax bill resulted in lower costs for businesses in general and banks in particular, which in turn resulted in various benefits including, among other things, enhanced revenues and operating efficiencies, lower loan rates, increased dividend payments and increased employee compensation, but also decreased the value of our deferred tax asset by $18.6 million, as well as the value of our tax advantaged loans and investments we have made, and the impact overall has diminished. The enactment of a regulatory relief bill reduced some requirements for the Company, including the Dodd Frank Act regulator directed stress test.  Changes in policy by the regulators also have reduced some regulatory requirements, but those policy changes may not be permanent.  Because of the political environment, there may be changes in law or regulation in the future that could alter the anticipated benefits (and costs) of recent legal or policy changes, which could result in a reduction in the price of our shares due to perceived changes in our regulatory and compliance costs or decreases in the amount of expected revenues, all of which could materially and adversely affect our business, financial condition and operating results.

A slowdown in economic growth or a resumption of recessionary economic conditions could have an adverse effect on our business in the future.

The economic crisis of 2008 caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and to fail. The economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected the banking industry, as well as financial condition and operating results. Although economic conditions have normalized and growth has been stronger than in previous years,  future political and market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally become challenging, our business may be adversely affected. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, while our core markets in the last year have expanded to Georgia and Alabama, and we have benefited from such growth, we cannot give any assurance we will continue to benefit from market growth or favorable economic conditions in our primary market areas if they do occur.

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

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Our Georgia and Alabama markets may experience tornados and other types of strong storms.  These type of storms may increase in intensity because of changes in weather patterns and other factors including climate change.  Such weather events and manmade events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate.  Storms during 2018 only minimally impacted our operations but we cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, bankruptcies, foreclosures or loan losses that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, or tornados including flooding and wind damage, or manmade events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

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

Our holding company owns no real property.  Our corporate office is located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880.  At the end of 2018, our Company, through the Bank, operated a total of 126 full service banking offices.  109 of these offices are located in 32 counties in central, southeast, northeast and the panhandle area of Florida.  13 of these offices are located in 7 counties in Georgia and 4 of these offices are located in 2 counties in Alabama.  We own 97 offices and lease 29 of these offices.  We also have two loan production offices of which we own 1 and lease 1.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama, Atlanta, Georgia and Walnut Creek, California, and office space for our Mortgage banking division, primarily in Atlanta and Macon, Georgia.  See Note 8 to the “Notes to Consolidated Financial Statements” included in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank Premises and Equipment,” for additional information regarding our premises and equipment.

Item 3.	Legal Proceedings

We or our bank subsidiary is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to its businesses.  We do not believe any pending or threatened legal proceedings in the ordinary course against the bank would have a material adverse effect on our consolidated results of operations or consolidated financial position.

Item 4.[Removed and Reserved]

PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The shares of our Common Stock are traded under the symbol “CSFL” on the NASDAQ Global Select Market.  As of December 31, 2018, there are 95,679,596 shares of common stock outstanding.  As of this same date we have approximately 2,166 shareholders of record, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter.  The following sets forth per share cash dividends paid during 2018 and 2017.

	2018	2017
1st Quarter	$0.10	$0.06
2nd Quarter	$0.10	$0.06
3rd Quarter	$0.10	$0.06
4th Quarter	$0.10	$0.06

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

Share Repurchases

A summary of our common stock repurchases during the fourth quarter of 2018 is set forth in the table below.

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
October 1, 2018	October 31, 2018	---	---	---	3,000,000
November 1, 2018	November 30, 2018	---	---	---	3,000,000
December 1, 2018	December 31, 2018	---	---	---	3,000,000
Total for quarter ending December 31, 2018		---	---	---	3,000,000

We did not repurchase any shares of our common stock during the fourth quarter of 2018 pursuant to our stock repurchase plan currently in place nor did we repurchase any shares from our employees during the fourth quarter of 2018  for settlement of certain tax withholding obligations related to certain equity based compensation awards.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the Nasdaq Global Select Market.  The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2013 (assuming a $100 investment on December 31, 2013 and reinvestment of all dividends).

	2013	2014	2015	2016	2017	2018
CenterState Bank Corporation	100	118	156	252	260	216
S&P 500	100	114	115	129	157	150
SNL Southeast Bank Index	100	113	111	147	182	150

Item 6.	Selected Consolidated Financial Data

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

The following tables present a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures:

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Income Statement Non-GAAP measures and ratios

Interest income (GAAP)
Loans, excluding purchase credit-impaired ("PCI") loans	$369,937	$187,584	$129,619	$101,051	$87,094
PCI loans	35,944	32,388	34,006	40,645	34,168
Securities - taxable	42,723	22,598	18,920	16,460	13,991
Securities - tax-exempt	6,399	5,324	3,909	2,641	1,435
Federal funds sold and other	5,629	3,432	2,211	1,523	1,539
Total Interest income (GAAP)	460,632	251,326	188,665	162,320	138,227

Tax equivalent adjustment
Non PCI loans	1,442	3,185	1,487	819	628
Securities - tax-exempt	1,079	2,531	1,972	1,379	746
Total tax equivalent adjustment	2,521	5,716	3,459	2,198	1,374

Interest income - tax equivalent
Loans excluding PCI loans	371,379	190,769	131,106	101,870	87,722
PCI loans	35,944	32,388	34,006	40,645	34,168
Securities - taxable	42,723	22,598	18,920	16,460	13,991
Securities - tax-exempt	7,478	7,855	5,881	4,020	2,181
Federal funds sold and other	5,629	3,432	2,211	1,523	1,539
Total interest income - tax equivalent	463,153	257,042	192,124	164,518	139,601

Total Interest expense (GAAP)	(47,550)	(15,783)	(9,340)	(7,286)	(7,356)

Net interest income - tax equivalent	$415,603	$241,259	$182,784	$157,232	$132,245

Net interest income (GAAP)	$413,082	$235,543	$179,325	$155,034	$130,871

Yields and costs
Yield on loans excluding PCI - tax equivalent	5.14%	4.59%	4.47%	4.49%	4.69%
Yield on loans - tax equivalent	5.50%	5.16%	5.26%	5.66%	5.64%
Yield on securities tax-exempt - tax equivalent	3.55%	4.33%	4.61%	5.01%	5.04%
Yield on interest earning assets (GAAP)	4.86%	4.46%	4.33%	4.66%	4.61%
Yield on interest earning assets - tax equivalent	4.89%	4.56%	4.41%	4.72%	4.66%
Cost of interest bearing liabilities (GAAP)	0.76%	0.44%	0.33%	0.32%	0.36%
Net interest spread (GAAP)	4.10%	4.02%	4.00%	4.34%	4.25%
Net interest spread - tax equivalent	4.13%	4.13%	4.08%	4.40%	4.30%
Net interest margin (GAAP)	4.36%	4.18%	4.12%	4.45%	4.37%
Net interest margin - tax equivalent	4.39%	4.28%	4.20%	4.51%	4.41%

Efficiency ratio
Non-interest income (GAAP)	$105,127	$65,175	$64,369	$37,450	$26,226
Gain on sale of deposits	(611)	—	—	—	—
Gain on sale of trust department	—	(1,224)	—	—	—
Gain on extinguishment of debt	—	—	(308)	—	—
Adjusted non-interest income	104,516	63,951	64,061	37,450	26,226

Net interest income before provision (GAAP)	413,082	235,543	179,325	155,034	130,871
Total tax equivalent adjustment	2,521	5,716	3,459	2,198	1,374
Adjusted net interest income	415,603	241,259	182,784	157,232	132,245

Income Statement Non-GAAP measures and ratios (continued)

	Years ended December 31,
continued from previous page	2018	2017	2016	2015	2014
Non-interest expense	$312,467	$186,485	$174,481	$126,082	$136,181
Nonrecurring expense	—	—	(17,560)	—	—
Adjusted non-interest expense	312,467	186,485	156,921	126,082	136,181

Efficiency ratio	60%	61%	64%	65%	86%

Analysis of changes in interest income and expense	Net change Dec. 31, 2018 versus 2017
	Volume	Rate	Net change
Loans - tax equivalent	$168,546	$15,620	$184,166
Securities - tax-exempt - tax equivalent	1,163	(1,540)	(377)
Total interest income - tax equivalent	188,674	17,437	206,111
Net interest income - tax equivalent	169,280	5,064	174,344

Analysis of changes in interest income and expense	Net change Dec. 31, 2017 versus 2016
	Volume	Rate	Net change
Loans - tax equivalent	$61,231	$(3,186)	$58,045
Securities - tax-exempt - tax equivalent	2,348	(374)	1,974
Total interest income - tax equivalent	64,804	114	64,918
Net interest income - tax equivalent	62,023	(3,548)	58,475

	Years ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Balance Sheet Non-GAAP measures and ratios

Total assets	$12,337,588	$7,123,975	$5,078,559	$4,022,717	$3,776,869
Goodwill	(802,880)	(257,683)	(106,028)	(76,739)	(76,739)
Intangible assets, net	(69,178)	(24,614)	(16,294)	(13,001)	(15,401)
Tangible assets	$11,465,530	$6,841,678	$4,956,237	$3,932,977	$3,684,729

Common stockholders' equity	1,971,344	$904,750	$552,457	$490,514	$452,477
Goodwill	(802,880)	(257,683)	(106,028)	(76,739)	(76,739)
Intangible assets, net	(69,178)	(24,614)	(16,294)	(13,001)	(15,401)
Tangible common stockholders' equity	$1,099,286	$622,453	$430,135	$400,774	$360,337

Book value per common share	$20.60	$15.04	$11.47	$10.79	$9.98
Effect of intangible assets	$(9.11)	$(4.69)	$(2.54)	$(1.97)	$(2.03)
Tangible book value per common share	$11.49	$10.35	$8.93	$8.82	$7.95

Equity to total assets	15.98%	12.70%	10.88%	12.19%	11.98%
Effect of intangible assets	(6.39)%	(3.60)%	(2.20)%	(2.00)%	(2.20)%
Tangible common equity to tangible assets	9.59%	9.10%	8.68%	10.19%	9.78%

The selected consolidated financial data presented on the following page should be read in conjunction with ”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and footnotes thereto, of the Company at December 31, 2018 and 2017, and the three year period ended December 31, 2018, presented elsewhere herein. Operating results for prior periods are not necessarily indicative of results that might be expected for any future period.

0

Selected Consolidated Financial Data

For the twelve month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2018	2017	2016	2015	2014
SUMMARY OF OPERATIONS:
Total interest income	460,632	$251,326	$188,665	$162,320	$138,227
Total interest expense	(47,550)	(15,783)	(9,340)	(7,286)	(7,356)
Net interest income	413,082	235,543	179,325	155,034	130,871
Provision for loan losses	(8,283)	(4,958)	(4,962)	(4,493)	(826)
Net interest income after provision for loan losses	404,799	230,585	174,363	150,541	130,045
Non-interest income	71,150	35,617	30,363	9,883	6,027
Income from correspondent banking capital markets division	33,388	28,341	33,685	27,563	20,153
Net (loss) gain on sale of securities available for sale	(22)	(7)	13	4	46
Gain on sale of deposits	611	—	—	—	—
Gain on sale of trust department	—	1,224	—	—	—
Gain on extinguishment of debt	—	—	308	—	—
Loss on termination of FDIC loss share agreements	—	—	(17,560)	—	—
Non-interest expense	(312,467)	(186,485)	(156,921)	(126,082)	(136,181)
Income before income taxes	197,459	109,275	64,251	61,909	20,090
Income tax expense	(41,024)	(53,480)	(21,910)	(22,571)	(7,126)
Net income	$156,435	$55,795	$42,341	$39,338	$12,964
PER COMMON SHARE DATA:
Basic earnings per share	$1.78	$0.97	$0.89	$0.87	$0.32
Diluted earnings per share	$1.76	$0.95	$0.88	$0.85	$0.31
Common equity per common share outstanding	$20.60	$15.04	$11.47	$10.79	$9.98
Tangible common equity per common share outstanding	$11.49	$10.35	$8.93	$8.82	$7.95
Dividends per common share	$0.40	$0.24	$0.16	$0.07	$0.04
Actual shares outstanding	95,679,596	60,161,334	48,146,981	45,459,195	45,323,553
Weighted average common shares outstanding	87,641,220	57,244,698	47,409,142	45,182,224	40,852,002
Diluted weighted average common shares outstanding	88,758,853	58,340,813	48,191,523	45,788,632	41,235,552
BALANCE SHEET DATA:
Assets	$12,337,588	$7,123,975	$5,078,559	$4,022,717	$3,776,869
Total loans	8,340,504	4,773,221	3,429,747	2,593,776	2,429,525
Allowance for loan losses	39,770	32,825	27,041	22,264	19,898
Total deposits	9,477,336	5,560,523	4,152,544	3,215,178	3,092,040
Other borrowed funds	713,132	558,570	290,413	252,722	179,014
Corporate debentures	32,415	26,192	25,958	24,093	23,917
Common stockholders’ equity	1,971,344	904,750	552,457	490,514	452,477
Total stockholders’ equity	1,971,344	904,750	552,457	490,514	452,477
Tangible capital	1,099,286	622,453	430,135	400,774	360,337
Goodwill	802,880	257,683	106,028	76,739	76,739
Core deposit intangible (CDI)	66,225	24,063	15,510	12,164	14,417
Other intangible assets	2,953	551	784	837	984
Average total assets	10,950,654	6,341,159	4,864,151	3,928,523	3,419,541
Average loans	7,407,765	4,326,325	3,140,343	2,518,572	2,160,155
Average interest earning assets	9,475,205	5,631,772	4,356,455	3,484,739	2,995,845
Average deposits	8,545,623	5,107,495	3,991,078	3,178,569	2,891,459
Average interest bearing deposits	5,627,353	3,271,415	2,568,605	2,038,955	1,942,299
Average interest bearing liabilities	6,247,314	3,612,651	2,834,392	2,278,427	2,046,061
Average total stockholders’ equity	1,662,815	819,626	531,734	471,130	391,574

Selected Consolidated Financial Data - continued

For the twelve month period ending or as of December 31

	2018	2017	2016	2015	2014
SELECTED FINANCIAL RATIOS:
Return on average assets	1.43%	0.88%	0.87%	1.00%	0.38%
Return on average equity	9.41%	6.81%	7.96%	8.35%	3.31%
Dividend payout	23%	25%	18%	8%	13%
Efficiency ratio (1)	60%	61%	64%	65%	86%
Net interest margin, tax equivalent basis (2)	4.39%	4.28%	4.20%	4.51%	4.41%
Net interest spread, tax equivalent basis (3)	4.13%	4.13%	4.08%	4.40%	4.30%

CAPITAL RATIOS: (4)
Tier 1 leverage ratio	10.04%	9.82%	9.11%	10.53%	10.11%
Risk-based capital
Common equity Tier 1	11.86%	11.46%	11.27%	14.39%	—
Tier 1	12.27%	11.96%	11.83%	14.99%	14.36%
Total	12.70%	12.57%	12.54%	15.79%	15.14%
Tangible common equity ratio	9.59%	9.10%	8.68%	10.19%	9.78%

ASSET QUALITY RATIOS:
Net charge-offs to average loans (5)	0.02%	(0.02)%	—%	0.09%	0.07%
Allowance to period end loans (5)	0.48%	0.71%	0.82%	0.93%	0.90%
Allowance for loan losses to non-performing loans (5)	168%	188%	140%	106%	76%
Non-performing assets to total assets (5)	0.22%	0.30%	0.52%	0.56%	0.92%

OTHER DATA:
Banking locations	126	78	67	57	58
Full-time equivalent employees	2,113	1,200	952	784	785
(1)

Efficiency ratio is non-interest expense (less non-recurring items such as the gain on sale of deposits, gain on sale of trust department and gain on early extinguishment of debt) divided by the sum of the tax equivalent net interest income before the provision for loan losses plus non-interest income (less non-recurring items such as the loss on termination of FDIC loss share agreements).

(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.
(4)	Capital and leverage ratios for 2014 were calculated under the capital rules that were in effect prior to January 1, 2015.
(5)	Excludes purchased credit-impaired loans.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information.  This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.  The sum of the four quarters of earnings per share may not equal the total earnings per share for the full year due to rounding and the issuance of stock related to the Sunshine, HCBF and Charter acquisitions in 2018 and Platinum and Gateway acquisitions in 2017. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this document.  The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data

(unaudited)

	2018				2017
(Dollars in thousands except for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$132,181	$114,663	$110,629	$103,159	$68,422	$67,057	$64,744	$51,103
Interest expense	(16,499)	(12,810)	(10,100)	(8,141)	(4,803)	(4,471)	(3,727)	(2,782)
Net interest income	115,682	101,853	100,529	95,018	63,619	62,586	61,017	48,321
Provision for loan losses	(2,100)	(1,950)	(2,933)	(1,300)	(968)	(1,096)	(1,899)	(995)
Net interest income after provision for loan losses	113,582	99,903	97,596	93,718	62,651	61,490	59,118	47,326
Non-interest income	22,503	18,808	15,513	14,937	10,349	9,528	8,387	8,053
Correspondent banking and capital markets division income	9,893	8,296	7,076	8,123	6,616	7,213	8,587	6,449
Gain on sales of securities available for sale	—	—	—	(22)	(7)	—	—	—
Non-interest expenses	(79,520)	(77,339)	(79,612)	(75,996)	(49,011)	(44,622)	(54,809)	(38,043)
Income before income tax	66,458	49,668	40,573	40,760	30,598	33,609	21,283	23,785
Income tax expense	(15,807)	(11,683)	(8,410)	(5,124)	(28,686)	(11,559)	(6,050)	(7,185)
Net income	$50,651	$37,985	$32,163	$35,636	$1,912	$22,050	$15,233	$16,600

Basic earnings per common share	$0.53	$0.43	$0.38	$0.43	$0.03	$0.37	$0.26	$0.33
Diluted earnings per common share	$0.52	$0.43	$0.38	$0.42	$0.03	$0.36	$0.26	$0.32

The 2018 results were impacted by the merger and acquisition related expenses due to the 2018 acquisitions of Sunshine, HCBF and Charter as reflected in the table above. The 2017 results were impacted by the merger and acquisition related expenses due to the 2017 acquisitions of Platinum and Gateway. The acquisitions resulted in continuous increase in net interest income to the extent of the earning assets and deposits acquired while limiting the additional noninterest expense due to significant cost reductions related to the consolidation of back office operations and elimination of branch redundancies created by the acquisitions.  As result of the Tax Act signed into law on December 22, 2017, the Company evaluated its deferred tax asset to account for the future impact of lower corporate tax rates on its deferred tax asset.  The reduction in the federal corporate tax rate resulted in a one-time charge to the Company’s earnings and reduction to its net deferred tax assets of approximately $18,575 during the fourth quarter of 2017.  The further improvement of the quarters 2018 results compared to the quarters 2017 are primarily a reflection of the benefits of the additional acquisitions noted above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts in this Item 7 are in thousands of dollars, except shares and per share data or when specifically identified.)

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2018 and 2017, and the results of operations for the years ended December 31, 2018, 2017 and 2016.  This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes of our Company presented elsewhere herein.

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

CenterState, incorporated under the laws of the State of Florida on September 20, 1999, is a financial holding company whose principal subsidiary is the Bank.  Headquartered in Winter Haven, Florida, we provide traditional retail, commercial, mortgage, wealth management and SBA services throughout our Florida, Georgia and Alabama branch network and customer relationships in neighboring states. CenterState is among the largest Florida-based community banking organizations in terms of publicly available deposit data.

We also operate a correspondent banking and capital markets service division through our Bank for over 600 small and medium sized community banks throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.

•	Gulfstream Bancshares, Inc. (“Gulfstream”), in January 2014, which added approximately $479 million in deposits;

•	First Southern Bancorp, Inc. (“First Southern”), in June 2014, which added approximately $853 million in deposits;

•	Community Bank of South Florida, Inc. (“Community”), in March 2016, which added approximately $453 million in deposits;

•	Hometown of Homestead Banking Company (“Hometown”), in March 2016, which added approximately $253 million in deposits;
•	Platinum Bank Holding Company (“Platinum”), in April 2017, which added approximately $520 million in deposits;

•	Gateway Financial Holdings of Florida, Inc. (“Gateway”) in May 2017, which added approximately $708 million in deposits;

•	HCBF Holding Company, Inc. (“HCBF”), in January 2018, which added approximately $719 million in deposits;

•	Sunshine Bancorp, Inc. (“Sunshine”), also in January 2018, which added approximately $1.8 billion in deposits; and

•	Charter Financial Corporation (“Charter”), in September 2018, which added approximately $1.3 billion in deposits.

On November 23, 2018, CenterState entered into an Agreement and Plan of Merger with National Commerce Corporation (“NCC”), a financial holding company headquartered in Birmingham, Alabama, which engages in the business of banking through National Bank of Commerce (“NBC”). NBC operates branches throughout Florida (including under the trade names United Legacy Bank, Reunion Bank of Florida, Patriot Bank, Premier Bank and FirstAtlantic Bank), in the Atlanta, Georgia area (including under the trade names (including under the trade names First Landmark Bank, Private Bank of Buckhead, Private Bank of Decatur and PrivatePlus Mortgage) and in Birmingham, Huntsville, Auburn-Opelika and Baldwin County, Alabama.  NCC also engages in the business of factoring commercial receivables of transportation companies and automotive parts and service providers through the United States and parts of Canada through a subsidiary, CBI Holding Company, LLC, and its subsidiary Corporate Billing, LLC. Upon completion of the merger, which is subject to receipt of regulatory and shareholder approvals and other customary closing conditions, CenterState will have on a pro forma basis, excluding purchase accounting adjustments, assets of $16.4 billion, deposits of $12.8 billion, loans of $11.5 billion and total shareholders’ equity of $2.9 billion.

We also own R4ALL, Inc., which acquires and disposes of troubled assets and CSFL IC, which operates as a captive insurance subsidiary pursuant to section 831(b) of the U.S. Tax Code.

At December 31, 2018, we had total consolidated assets of $12.3 billion, total consolidated loans of $8.3 billion, total consolidated deposits of $9.5 billion, and total consolidated shareholders’ equity of $2.0 billion.

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

A Condensed Consolidating Balance Sheet at December 31, 2018 and a Condensed Consolidating Statement of Operations for the year ending December 31, 2018 are presented below.

Condensed Consolidating Balance Sheet		CSFL		PARENT
At December 31, 2018	CSB	INS. CORP	R4ALL	COMPANY	Eliminations	Consolidated
Cash and due from banks	$135,102	$3,211	$128	$1,338	$(4,427)	$135,352
Federal funds sold and Federal Reserve deposits	231,981	—	—	—	—	231,981
Cash and cash equivalents	367,083	3,211	128	1,338	(4,427)	367,333
Investment securities	1,945,918	—	—	—	—	1,945,918
Loans held for sale	40,399	—	—	—	—	40,399
Purchase credit-impaired ("PCI") loans	158,971	—	—	—	—	158,971
Loans, excluding PCI loans	8,181,459	—	74	—	—	8,181,533
Allowance for loan losses	(39,767)	—	(3)	—	—	(39,770)
Bank premises and equipment, net	227,111	—	—	343	—	227,454
Goodwill	802,880	—	—	—	—	802,880
Other intangible assets, net	69,178	—	—	—	—	69,178
Other repossessed real estate owned	2,909	—	—	—	—	2,909
Investment in subsidiaries	—	—	—	2,002,724	(2,002,724)	—
All other assets	570,721	1,345	2	12,503	(3,788)	580,783
Total assets	$12,326,862	$4,556	$201	$2,016,908	$(2,010,939)	$12,337,588

Deposits	$9,481,763	$—	$—	$—	$(4,427)	$9,477,336
Other borrowings	702,132	—	—	43,415	—	745,547
All other liabilities	143,005	1,995	—	2,149	(3,788)	143,361
Total stockholders’ equity	1,999,962	2,561	201	1,971,344	(2,002,724)	1,971,344
Total liabilities and stockholders' equity	$12,326,862	$4,556	$201	$2,016,908	$(2,010,939)	$12,337,588

Condensed Consolidating Statement of Operations		CSFL		PARENT
For the twelve month period ending December 31, 2018	CSB	INS. CORP	R4ALL	COMPANY	Eliminations	Consolidated
Interest income	$460,632	$—	$—	$—	$—	$460,632
Interest expense	(44,135)	—	—	(3,415)	—	(47,550)
Net interest income	416,497	—	—	(3,415)	—	413,082
Provision for loan losses	(8,287)	—	4	—	—	(8,283)
Net interest income after loan loss provision	408,210	—	4	(3,415)	—	404,799
Non-interest income	107,293	1,146	—	156,540	(159,852)	105,127
Non-interest expense	(311,463)	(336)	—	(3,988)	3,320	(312,467)
Net income before income tax provision	204,040	810	4	149,137	(156,532)	197,459
Income tax (provision) benefit	(48,319)	(2)	(1)	7,298	—	(41,024)
Net income	$155,721	$808	$3	$156,435	$(156,532)	$156,435

Through our Bank, we conduct commercial and retail banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial real estate loans, residential real estate loans, construction, development and land loans, and commercial loans and consumer loans.  Most of our loans are secured by real estate located in Florida.

Our strategy is to grow organically and by acquisition in our market areas or close to it.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  To that end, during 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  We also closed two acquisitions in 2016, closed two more acquisitions during the second quarter of 2017, closed an additional three acquisitions in 2018, and one acquisition announced in 2018 with an expected closing date of sometime during the second quarter of 2019.

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

 Correspondent banking division

The correspondent banking and capital markets division is integrated with and part of our Bank, although the majority of our bond salesmen, traders and operations personnel are physically housed in facilities located in Birmingham, Alabama and Atlanta, Georgia.  Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.  Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services.  The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the “Notes to Consolidated Financial Statements.”  The critical accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

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

We use a standardized loan grading system which is integral to our risk assessment function related to lending.  Loan officers and portfolio managers assign a loan grade to newly originated loans in accordance with the standard loan grades.  Throughout the lending relationship, the loan officer and portfolio manager is responsible for periodic reviews, and if warranted will downgrade or upgrade a particular loan based on specific events and/or analyses.  We use a loan grading system of 1 through 7. Grade 1 is “excellent” and grade 7 is “doubtful.”   Loans graded 5 or higher are placed on a watch list each month end and reported to the special asset committee, which includes the Bank’s Chief Credit Officer, Director of Credit Administration (“DCS”), Controller, Special Assets Manager (“SAM”) and Special Assets officers.  Our loan review department, which is independent of the lending function periodically reviews loan portfolios and lending relationships.  The loan review department may disagree with the Bank’s grade on a particular loan and subsequently downgrades or upgrades such loan(s) based on the department’s risk analysis.

Our DCS and SAM and their teams are responsible for identifying and reporting all impaired loans, non-accrual loans, troubled debt restructures or TDRs and other real estate owned or OREO.  They hold monthly meetings with our Controller and Special Assets Credit Administration (“SACA”) who along with the SAM, is ultimately responsible for preparing the Company’s allowance for loan loss calculations each quarter.  The Company’s CFO and others also attend these meetings periodically.  The DCS, SAM and their teams make sure that all non-performing loans subject to FASB Accounting Standards Codification No. 310 (“ASC 310”), as well as OREO properties, have a current appraisal (less than one year old) and that the asset is written down to 90% of the current appraisal, or less under certain circumstances, such as a listing price in the case of OREO.  The purpose of the meetings is to allow the sharing of information with senior management.

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

The third component consists of amounts reserved for purchased credit-impaired loans.  On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit-impaired portfolio.  The aggregate of these three components results in our total allowance for loan losses.

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.  We have $803 million of goodwill on our consolidated balance sheet at December 31, 2018.  Other acquired intangible assets consist of core deposit intangible and trust intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, generally 10 years.

Goodwill and intangible assets are described further in Note 9 of the “Notes to Consolidated Financial Statements.”

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. We have a net deferred tax asset of $51.5 million in our consolidated balance sheet at December 31, 2018.  For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements.”

Purchased Credit-Impaired (“PCI”) Loans

We account for acquisitions under the purchase accounting method. All identifiable assets acquired and liabilities assumed are recorded at fair value. We elect to account for loans acquired with deteriorated credit quality since origination due to certain conditions including loans on non-accrual status, loans with insufficient cash flow, loans that are delinquent, loans with high loan-to-

value ratios, loans in process of foreclosure or any TDR with loss potential in accordance with guidance outlined in ASC 310-30. For each acquisition, these PCI loans are aggregated into pools based on common risk characteristics and each pool then is accounted as a single asset with a single composite interest rate and an aggregate expectation of cash flow. For the loan portfolios acquired through the FDIC-assisted failed bank acquisitions, we aggregated commercial, consumer, and residential loans into pools of loans with common risk characteristics for each failed institution acquired.

As the PCI loans are recorded at fair value at the acquisition date, any losses after the acquisition are recognized through the allowance for loan losses.  We estimate the timing and amount of expected cash flows for each loan pool. The expected cash flows in excess of the amount paid is accreted into interest income over the remaining life of the loan pools (accretable yield). The excess of contractual amounts over the total cash flows expected to be collected from the loans (non-accretable yield) is not accreted into income.

The Company records these loans on the acquisition date at their net realizable value. Thus, an allowance for estimated future losses is not established on the acquisition date. We refine our estimates of the fair value of loans acquired for up to one year from the date of acquisition. Subsequent to the date of acquisition, we update the expected future cash flows on each acquired pool as frequently as on a quarterly, no less than on an annual basis. The review frequency is determined based on our discretion.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

Net Income

Our net income for the year ended December 31, 2018 was $156,435 or $1.78 and $1.76 per share basic and diluted, respectively, compared to $55,795 or $0.97 and $0.95 per share basic and diluted for the year ended December 31, 2017.  The increase of $100,640 between both years was primarily due to the increase in income producing assets from the acquisitions of Sunshine and HCBF on January 1, 2018 and Charter on September 1, 2018.  In addition, as a result of the Tax Act signed into law on December 22, 2017, the Federal corporate income tax rate applicable to the Company decreased from 35% to 21% resulting in lower income tax expense during 2018 compared to the prior year.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $177,539, or 75% to $413,082 during the year ended December 31, 2018 compared to $235,543 for the same period in 2017.  The increase was the result of a $209,306 increase in interest income and a $31,767 increase in interest expense.

Interest earning assets averaged $9,475,205 during the year ended December 31, 2018 as compared to $5,631,772 for the same period in 2017, an increase of $3,843,433, or 68%.  The yield on average interest earning assets increased 40 basis points (“bps”) to 4.86% (33 bps to 4.89% tax equivalent basis) during the year ended December 31, 2018, compared to 4.46% (4.56% tax equivalent basis) for the same period in 2017.  The combined net effects of the $3,843,433 increase in average interest earning assets and the increase in yields on average interest earning assets resulted in the $209,306 ($206,111 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $6,247,314 during the year ended December 31, 2018 as compared to $3,612,651 for the same period in 2017, an increase of $2,634,663, or 73%.  The cost of average interest bearing liabilities increased 32 bps to 0.76% during the year ended December 31, 2018, compared to 0.44% for 2017.  The combined net effects of the $2,634,663 increase in average interest bearing liabilities and the 32 bps increase in cost of average interest bearing liabilities resulted in the $31,767 increase in interest expense between the two years.  See the tables “Average Balances – Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Originated loans, excluding PCI (1) (2) (7)	$3,505,332	$162,906	4.65%	$2,586,907	$111,208	4.30%
Acquired loans, excluding PCI (1) (2) (7)	3,725,861	208,473	5.60%	1,565,533	79,561	5.08%
Purchased credit-impaired loans (9)	176,572	35,944	20.36%	173,885	32,388	18.63%
Securities - taxable	1,580,506	42,723	2.70%	195,431	3,432	1.76%
Securities - tax exempt (7)	210,905	7,478	3.55%	928,494	22,598	2.43%
Federal funds sold and other	276,029	5,629	2.04%	181,522	7,855	4.33%
TOTAL INTEREST EARNING ASSETS	$9,475,205	$463,153	4.89%	$5,631,772	$257,042	4.56%

Allowance for loan losses	(35,887)			(29,505)
All other assets	1,511,336			738,892
TOTAL ASSETS	$10,950,654			$6,341,159

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Now	$1,531,007	$3,367	0.22%	$956,331	$1,058	0.11%
Money market	1,900,642	10,571	0.56%	1,091,550	3487	0.32%
Savings	703,021	877	0.12%	472,890	479	0.10%
Time deposits	1,492,683	18,444	1.24%	750,644	6,055	0.81%
Repurchase agreements	54,344	632	1.16%	43,850	246	0.56%
Federal funds purchased	250,499	5,062	2.02%	263,669	2989	1.13%
Other borrowed funds (3)	280,313	6,384	2.28%	7,642	119	1.56%
Corporate debenture (4)	34,805	2,213	6.36%	26,075	1350	5.18%
TOTAL INTEREST BEARING LIABILITIES	$6,247,314	$47,550	0.76%	$3,612,651	$15,783	0.44%

Demand deposits	2,918,270			1,836,080
Other liabilities	122,255			72,802
Total stockholders' equity	1,662,815			819,626

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,950,654			$6,341,159

NET INTEREST SPREAD (tax equivalent basis) (5)			4.13%			4.13%
NET INTEREST INCOME (tax equivalent basis)		$415,603			$241,259
NET INTEREST MARGIN (tax equivalent basis) (6)			4.39%			4.28%
(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $2,531 and $1,536 for the years ended December 31, 2018 and 2017, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $351 and $234 during year ended December 31, 2018 and 2017, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.

(8)	Averages balances are average daily balances.
(9)	Purchased credit-impaired (“PCI”) loans are loans accounted for under ASC Topic 310-30.

Non-accrual loans:  A loan is moved to non-accrual status in accordance with our policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful.  Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  All interest accrued but not received for loans placed on non-accrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2018 versus 2017
			Net
	Volume	Rate	Change
INTEREST INCOME
Loans (tax equivalent basis)	$168,546	$15,620	$184,166
Securities – taxable	17,386	2,739	20,125
Securities – tax exempt	1,163	(1,540)	(377)
Federal funds sold and other	1,579	618	2,197
TOTAL INTEREST INCOME (tax equivalent basis)	$188,674	$17,437	$206,111

INTEREST EXPENSE
Deposits
NOW accounts	$873	$1,436	$2,309
Money market accounts	3,542	3,542	7,084
Savings	270	128	398
Time deposits	8,055	4,334	12,389
Repurchase agreements	70	316	386
Federal funds purchased	(156)	2,229	2,073
Other borrowed funds	6,185	80	6,265
Corporate debentures	555	308	863
TOTAL INTEREST EXPENSE	$19,394	$12,373	$31,767

NET INTEREST INCOME (tax equivalent basis)	$169,280	$5,064	$174,344

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

Provision for Loan Losses

The provision for loan losses increased $3,325 to $8,283 during the year ending December 31, 2018 compared to a provision of $4,958 for the comparable period in 2017.  Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.  Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach).  In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information.  As these factors change, the level of loan loss provision changes.  Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors affected the net change.  See “Credit Quality and Allowance for Loan Losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2018 was $105,127 compared to $65,175 for the comparable period in 2017.  This increase of $39,952 was the result of the following components listed in the table below.

			$	%
			increase	increase
	2018	2017	(decrease)	(decrease)
Correspondent banking capital markets revenue	$28,884	$23,520	$5,364	22.8%
Other correspondent banking related revenue	4,504	4,821	(317)	(6.6)%
Wealth management related revenue	2,657	3,554	(897)	(25.2)%
Service charges on deposit accounts	22,831	14,986	7,845	52.3%
Debit, prepaid, ATM and merchant card related fees	16,243	9,035	7,208	79.8%
Bank owned life insurance income	5,976	3,293	2,683	81.5%
Gain on sale of bank properties held for sale	2,675	340	2,335	686.8%
Mortgage banking revenue	12,610	1,511	11,099	734.5%
Other service charges and fees	8,158	2,898	5,260	181.5%
Gain on sale of securities	(22)	(7)	(15)	214.3%
Subtotal	104,516	63,951	40,565	63.4%
Gain on sale of deposits	611	—	—	NM
Gain on sale of trust department	—	1,224	(1,224)	(100.0)%
Total non-interest income	$105,127	$65,175	$39,952	61.3%

As shown in the table above, the increase in non-interest income year to year is in part due to an increase in mortgage banking revenue. This particular business line experienced higher volume in mortgage loan sales as a result of the acquisitions of Charter and the mortgage team both completed in September 2018.

Correspondent banking capital markets revenue includes bond sales revenue and brokerage revenue from interest rate swaps and C&I loan sales to correspondent bank clients.  The increase in revenue is mainly due to greater brokerage revenue from interest rate swaps in 2018.  This line of business produced $20,799 of gross revenue during the current year compared to $13,618 in 2017.

The increase in all other non-interest income is in part due to the acquisitions of Sunshine and HCBF on January 1, 2018 and Charter on September 1, 2018.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2018 increased $125,982, or 67.6%, to $312,467, compared to $186,485 for 2017.  The table below breaks down the individual components.

			$	%
			increase	increase
	2018	2017	(decrease)	(decrease)
Employee salaries and wages	$133,945	$82,348	$51,597	62.7%
Employee incentive/bonus compensation	13,131	10,456	2,675	25.6%
Employee stock based compensation	4,193	4,580	(387)	(8.4)%
Employer 401K matching contributions	3,444	2,249	1,195	53.1%
Deferred compensation expense	641	568	73	12.9%
Health insurance and other employee benefits	12,237	7,229	5,008	69.3%
Payroll taxes	9,180	5,458	3,722	68.2%
Other employee related expenses	5,396	1,930	3,466	179.6%
Incremental direct cost of loan origination	(9,849)	(5,406)	(4,443)	82.2%
Total salaries, wages and employee benefits	172,318	109,412	62,906	57.5%

Gain on sale of OREO	(1,933)	(876)	(1,057)	120.7%
Valuation write down of OREO	482	682	(200)	(29.3)%
Loss (gain) on repossessed assets other than real estate	138	(23)	161	(700.0)%
Foreclosure and repossession related expenses	2,815	2,252	563	25.0%
Total credit related fees	1,502	2,035	(533)	(26.2)%

Occupancy expense	20,897	12,777	8,120	63.6%
Depreciation of premises and equipment	9,788	7,247	2,541	35.1%
Supplies, stationary and printing	2,498	1,610	888	55.2%
Marketing expenses	6,235	3,929	2,306	58.7%
Data processing expense	14,308	8,436	5,872	69.6%
Legal, auditing and other professional fees	6,163	3,644	2,519	69.1%
Bank regulatory related expenses	4,885	3,051	1,834	60.1%
Postage and delivery	2,961	1,938	1,023	52.8%
ATM and debit card related expenses	4,253	2,746	1,507	54.9%
Amortization of intangibles	10,018	4,066	5,952	146.4%
Internet and telephone banking	3,178	2,231	947	42.4%
Operational write-offs and losses	2,284	687	1,597	232.5%
Correspondent accounts and Federal Reserve charges	1,077	854	223	26.1%
Conferences/Seminars/Education/Training	1,379	820	559	68.2%
Director fees	1,281	897	384	42.8%
Travel expenses	1,051	760	291	38.3%
Impairment on bank property held for sale	2,667	519	2,148	413.9%
Other expenses	8,812	5,780	3,032	52.5%
Subtotal	277,555	173,439	104,116	60.0%
Merger, acquisition and conversion related expenses	34,912	13,046	21,866	167.6%
Total non-interest expense	$312,467	$186,485	$125,982	67.6%

Excluding merger, acquisition and conversion related expenses, total non-interest expense increased $104,116 or 60.0% year to year as shown in the above table.  The increase is primarily due to our acquisitions of Sunshine and HCBF on January 1, 2018 and Charter on September 1, 2018.

Income Tax Provision

As a result of the Tax Act signed into law on December 22, 2017, the Federal corporate tax rate applicable to the Company changed from 35% to 21% effective January 1, 2018. As a result, we recognized an income tax expense for the year ended December 31, 2018 of $41,024 (an effective tax rate of 20.8%) compared to $53,480 (an effective tax rate of 48.9%) for the year ended December 31, 2017.  Also as a result of the Tax Act signed into law on December 22, 2017, we evaluated our deferred tax asset at December 31, 2017 to account for the future impact of lower corporate tax rates on our deferred tax asset.  The lower corporate tax rate resulted in a one-time charge to our deferred tax asset of $18,575 which was booked as additional income tax expense in 2017. Excluding the one-time charge to our deferred tax asset of $18,575, the effective tax rate was 31.9% for the year ended December 31, 2017.  In addition, we implemented ASU 2016-09, Stock Compensation Improvements to Employee Share-Based Payment Activity, on January 1, 2017 which resulted in excess tax benefits on stock awards of $6,149 and $3,007 during the years ended December 31, 2018 and 2017, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

Net Income

Our net income for the year ended December 31, 2017 was $55,795 or $0.97 and $0.95 per share basic and diluted, respectively, compared to $42,341 or $0.89 and $0.88 per share basic and diluted for the year ended December 31, 2016.  The increase of $13,454 was primarily due to the increase in income producing assets from the acquisitions of Platinum and Gateway on April 1, 2017 and May 1, 2017, respectively.

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

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Loans, excluding PCI (1) (2) (7)	$4,152,440	$190,769	4.59%	$2,930,213	$131,106	4.47%
Purchased credit-impaired loans (9)	173,885	32,388	18.63%	210,130	34,006	16.18%
Securities - taxable	928,494	22,598	2.43%	859,453	18,920	2.20%
Securities - tax exempt (7)	181,522	7,855	4.33%	127,702	5,881	4.61%
Federal funds sold and other	195,431	3,432	1.76%	228,957	2,211	0.97%
TOTAL INTEREST EARNING ASSETS	$5,631,772	$257,042	4.56%	$4,356,455	$192,124	4.41%

Allowance for loan losses	(29,505)			(23,925)
All other assets	738,892			531,621
TOTAL ASSETS	$6,341,159			$4,864,151

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
Now	$956,331	$1,058	0.11%	$785,651	$721	0.09%
Money market	1,091,550	3,487	0.32%	880,305	2523	0.29%
Savings	472,890	479	0.10%	332,747	236	0.07%
Time deposits	750,644	6,055	0.81%	569,902	3,454	0.61%
Repurchase agreements	43,850	246	0.56%	29,435	103	0.35%
Federal funds purchased	263,669	2,989	1.13%	210,276	1147	0.55%
Other borrowed funds (3)	7,642	119	1.56%	1,411	7	0.50%
Corporate debenture (4)	26,075	1,350	5.18%	24,665	1149	4.66%
TOTAL INTEREST BEARING LIABILITIES	$3,612,651	$15,783	0.44%	$2,834,392	$9,340	0.33%

Demand deposits	1,836,080			1,422,473
Other liabilities	72,802			75,552
Total shareholders' equity	819,626			531,734

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,341,159			$4,864,151

NET INTEREST SPREAD (tax equivalent basis) (5)			4.13%			4.08%
NET INTEREST INCOME (tax equivalent basis)		$241,259			$182,784
NET INTEREST MARGIN (tax equivalent basis) (6)			4.28%			4.20%
(1)	Loan balances are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Interest income on average loans includes loan fee recognition of $1,536 and $683 for the years ended December 31, 2017 and 2016, respectively.
(3)	Includes short-term (usually overnight) Federal Home Loan Bank advances and other borrowings.
(4)	Includes net amortization of origination costs and amortization of purchase accounting adjustment of $234 and $212 during year ended December 31, 2017 and 2016, respectively.
(5)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities.
(6)	Represents net interest income divided by total earning assets.
(7)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax exempt investment income on tax exempt investment securities and loans to a fully taxable basis.

(8)	Averages balances are average daily balances.
(9)	Purchased credit-impaired (“PCI”) loans are loans accounted for under ASC Topic 310-30.

Non-accrual loans:  A loan is moved to non-accrual status in accordance with our policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful.  Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  All interest accrued but not received for loans placed on non-accrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

			$	%
			increase	increase
	2017	2016	(decrease)	(decrease)
Correspondent banking capital markets revenue	$23,520	$28,817	$(5,297)	(18.4)%
Other correspondent banking related revenue	4,821	4,868	(47)	(1.0)%
Wealth management related revenue	3,554	3,237	317	9.8%
Service charges on deposit accounts	14,986	13,564	1,422	10.5%
Debit, prepaid, ATM and merchant card related fees	9,035	8,254	781	9.5%
Bank owned life insurance income	3,293	2,534	759	30.0%
Gain on sale of bank properties held for sale	340	797	(457)	(57.3)%
Gain on sale of residential loans held for sale	1,511	983	528	53.7%
Other service charges and fees	2,898	2,064	834	40.4%
(Loss) gain on sale of securities	(7)	13	(20)	(153.8)%
Subtotal	63,951	65,131	(1,180)	(1.8)%
Gain on sale of trust department	1,224	—	1,224	NM
Gain on extinguishment of debt	—	308	(308)	(100.0)%
FDIC indemnification asset- amortization	—	(1,166)	1,166	(100.0)%
FDIC indemnification income	—	96	(96)	(100.0)%
Total non-interest income	$65,175	$64,369	$806	1.3%

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

Non-Interest Expense

Non-interest expense for the year ended December 31, 2017 increased $12,004, or 6.9%, to $186,485, compared to $174,481 for 2016.  The table below breaks down the individual components.

			$	%
			increase	increase
	2017	2016	(decrease)	(decrease)
Employee salaries and wages	$82,348	$68,467	$13,881	20.3%
Employee incentive/bonus compensation	10,456	7,185	3,271	45.5%
Employee stock based compensation	4,580	4,423	157	3.5%
Employer 401K matching contributions	2,249	1,849	400	21.6%
Deferred compensation expense	568	609	(41)	(6.7)%
Health insurance and other employee benefits	7,229	5,722	1,507	26.3%
Payroll taxes	5,458	4,493	965	21.5%
Other employee related expenses	1,930	1,303	627	48.1%
Incremental direct cost of loan origination	(5,406)	(3,170)	(2,236)	70.5%
Total salaries, wages and employee benefits	109,412	90,881	18,531	20.4%

Gain on sale of OREO	(876)	(1,528)	652	(42.7)%
Valuation write down of OREO	682	871	(189)	(21.7)%
Loss on repossessed assets other than real estate	(23)	46	(69)	(150.0)%
Foreclosure and repossession related expenses	2,252	2,392	(140)	(5.9)%
Total credit related fees	2,035	1,781	254	14.3%

Occupancy expense	12,777	9,805	2,972	30.3%
Depreciation of premises and equipment	7,247	6,373	874	13.7%
Supplies, stationary and printing	1,610	1,340	270	20.1%
Marketing expenses	3,929	3,125	804	25.7%
Data processing expense	8,436	6,867	1,569	22.8%
Legal, auditing and other professional fees	3,644	3,657	(13)	(0.4)%
Bank regulatory related expenses	3,051	3,420	(369)	(10.8)%
Postage and delivery	1,938	1,684	254	15.1%
ATM and debit card related expenses	2,746	2,850	(104)	(3.6)%
Amortization of intangibles	4,066	3,074	992	32.3%
Internet and telephone banking	2,231	2,402	(171)	(7.1)%
Operational write-offs and losses	687	490	197	40.2%
Correspondent accounts and Federal Reserve charges	854	756	98	13.0%
Conferences/Seminars/Education/Training	820	592	228	38.5%
Director fees	897	643	254	39.5%
Travel expenses	760	509	251	49.3%
Impairment on bank property held for sale	519	1,150	(631)	(54.9)%
Other expenses	5,780	4,078	1,702	41.7%
Subtotal	173,439	145,477	27,962	19.2%
Loss on termination of FDIC loss share agreements	—	17,560	(17,560)	—
Merger, acquisition and conversion related expenses	13,046	11,444	1,602	14.0%
Total non-interest expense	$186,485	$174,481	$12,004	6.9%

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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2018 AND DECEMBER 31, 2017

Overview

Our total assets grew by $5,213,613, or 73.2%, from $7,123,975 at December 31, 2017 to $12,337,588 at December 31, 2018, primarily due to the acquisitions of Sunshine and HCBF on January 1, 2019 and Charter on September 1, 2018.

Investment Debt Securities Available for Sale

We have an available for sale debt securities portfolio which we account for at fair value.  Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

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

Our available for sale debt portfolio totaled $1,727,348 at December 31, 2018 and $1,060,143 at December 31, 2017, or 14% and 15%, respectively, of total assets.  See Note 3 in our “Notes to Consolidated Financial Statements” for a summary of security type, maturity, amortized cost basis, gross unrealized gains and gross unrealized losses.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative.  Approximately 92% of investment debt securities available for sale are mortgage backed securities.  The cash flows from these securities are used to meet cash needs or will be reinvested to maintain a desired liquidity position.  We classify the majority of our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels.  The available for sale debt portfolio is carried at fair market value and had a net unrealized loss of approximately $30,032 (which includes gross unrealized gains of $4,659) at December 31, 2018, compared to a net unrealized loss of approximately $9,383 at December 31, 2017.

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

Trading Securities

We also have a trading securities portfolio.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of Other Non-interest Income in our Consolidated Statements of Income and Comprehensive Income.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  This activity was initiated to take advantage of market opportunities, when presented, for short-term revenue gains.  See Note 2 in our “Notes to Consolidated Financial Statements” for a summary of purchases, sales and revenue recognized for the year ending December 31, 2018 and 2017.

Investment Debt Securities Held to Maturity

During 2014, we initiated a held to maturity debt securities portfolio.  At December 31, 2018, the portfolio had securities of $216,833 at amortized cost.   We anticipate that this portfolio will generally hold longer-term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.  At December 31, 2018, these securities had gross unrecognized gains of approximately $799 and $5,453 of gross unrecognized losses.  Similar to our available for sale debt portfolio, because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these securities and its more likely than not we will be required to sell these securities before their anticipated recovery, we do not consider any of our securities that have an unrealized loss associated with them to be other than temporarily impaired.  See Note 3 in our “Notes to Consolidated Financial Statements” for a summary of security type, maturity, estimated fair value, gross unrecognized gains and gross unrecognized losses.

Loans held for sale

We have a mortgage line of business whereby we originate single-family home loans and sell the majority of those mortgages into the secondary market of which the majority are sold with servicing rights released. For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or fair value.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  This change was accounted for on a prospective basis.  Gains and losses on the sale of mortgage loans held for sale and changes in fair value are included as components of Mortgage Banking Revenue which are reported in Non-interest Income in our “Consolidated Statement of Income and Comprehensive Income”. For more information, See Note 4 in our “Notes to Consolidated Financial Statements” on loans held for sale.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability.  The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues.  The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets.  Average loans during the year ended December 31, 2018, were $7,407,765, or 78% of average earning assets, as compared to $4,326,325, or 77% of average earning assets, for the year ending December 31, 2017. Total loans at December 31, 2018 and 2017 were $8,340,504 and $4,773,221, respectively, an increase of $3,567,283, or 75%.  This also represents a loan to total asset ratio of 68% and 67% and a loan to deposit ratio of 88% and 86%, at December 31, 2018 and 2017, respectively.

In the aggregate, approximately 84% are collateralized by real estate, 14% are commercial non real estate loans and the remaining 2% are consumer and other non real estate loans.  The loans collateralized by real estate are further delineated as follows.

Residential real estate loans:  These are single family home loans primarily originated within our local market areas by employee loan officers or acquired pursuant to an acquisition of either an FDIC assisted transaction, a whole bank transaction or an acquisition of branches including selected performing loans (i.e. loans purchased from TD Bank, N.A. in 2011).  We do not use loan brokers to originate loans for our own portfolio, nor do we generally acquire loans outside of our geographical markets.   The aggregate size of this category is $1,760,918 representing approximately 21% of our total loans.  Approximately $58,804 of this total amount is included in our PCI loan portfolio.  Of the remaining $1,702,114 that are not PCI loans, approximately $11,488 or 0.7% are non-performing (non-accrual) at December 31, 2018.

Commercial real estate loans:  This is the largest category ($4,541,434) of our loan portfolio representing approximately 55% of our total loans.  This category, along with commercial non real estate lending, is our primary business.  There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are substantially all located within Florida.  The borrowers are a mix of professionals, doctors, lawyers, and other small business owners.  Approximately 37% of commercial real estate loans are owner occupied.  Approximately $87,336 of total commercial real estate loans are included in our PCI loan portfolio.  Of the remaining $4,454,098 that are not PCI loans, approximately $8,445 or 0.2% are non-performing (non-accrual) at December 31, 2018.

Land, development and construction loans:  We have no construction or development loans with national builders.  We do business with local builders and developers that have typically been long time customers. This category represents approximately 8% ($642,590) of our total loan portfolio.  The majority of this amount is land development, lots, and other land loans.  Approximately $7,028 of these loans are included in our PCI loan portfolio.  Of the remaining $635,562 that are not PCI loans, approximately $795 or 0.1% are non-performing (non-accrual) at December 31, 2018.

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

Loan Portfolio Composition
Types of Loans
at December 31:	2018	2017	2016	2015	2014
Loans excluding PCI loans
Real estate loans:
Residential	$1,702,114	$1,025,303	$816,304	$647,496	$589,068
Commercial	4,454,098	2,546,143	1,755,922	1,254,782	1,132,933
Land, development and construction	635,562	235,816	142,044	105,276	79,002
Total real estate loans	6,791,774	3,807,262	2,714,270	2,007,554	1,801,003
Commercial	1,183,380	693,501	439,540	307,321	294,493
Consumer and other loans	203,686	107,480	89,538	67,500	56,334
Total loans – gross	8,178,840	4,608,243	3,243,348	2,382,375	2,151,830
Less: unearned fees/costs	2,693	820	475	873	929
Total loans excluding PCI loans	8,181,533	4,609,063	3,243,823	2,383,248	2,152,759

PCI loans
Real estate loans:
Residential	58,804	59,975	72,179	86,104	102,009
Commercial	87,336	92,791	99,566	105,629	140,977
Land, development and construction	7,028	6,656	9,944	15,548	24,032
Total real estate loans	153,168	159,422	181,689	207,281	267,018
Commercial	5,594	4,444	3,825	2,771	8,953
Consumer and other loans	209	292	410	476	795
Total PCI loans	158,971	164,158	185,924	210,528	276,766

Total loans	$8,340,504	$4,773,221	$3,429,747	$2,593,776	$2,429,525

The repayment of loans is a source of additional liquidity for us.  The following table sets forth the loans maturing within specific intervals at December 31, 2018, excluding unearned net fees and costs.

Loan Maturity Schedule
	December 31, 2018
	0 – 12	1 – 5	Over 5
	Months	Years	Years	Total
All loans other than construction, development, land	$713,662	$1,983,922	$4,997,637	$7,695,221
Real estate – land, development and construction	207,169	153,742	281,679	642,590
Total	$920,831	$2,137,664	$5,279,316	$8,337,811
Fixed interest rate	$446,337	$1,592,951	$1,582,049	$3,621,337
Variable interest rate	474,494	544,713	3,697,267	4,716,474
Total	$920,831	$2,137,664	$5,279,316	$8,337,811

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
•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (national and local economic trends and conditions).

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio (industry conditions).
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

The third component consists of amounts reserved for purchased credit-impaired loans.  On a quarterly basis, we update the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit-impaired portfolio.  The aggregate of these three components results in our total allowance for loan losses.

In the table below we have shown the components, as discussed above, of our allowance for loan losses at December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated non impaired loans	$4,096,828	$36,105	0.88%	$2,902,904	$29,385	1.01%	$1,193,924	$6,720	(13) bps
Impaired originated loans	11,828	878	7.42%	16,446	804	4.89%	(4,618)	74	253 bps
Total originated loans	4,108,656	36,983	0.90%	2,919,350	30,189	1.03%	1,189,306	6,794	(13) bps

Acquired loans (note 1)	4,069,005	1,858	0.05%	1,685,814	2,341	0.14%	2,383,191	(483)	(9) bps
Impaired acquired loans (note 2)	3,872	738	19.06%	3,899	—	—%	(27)	738	1,906 bps
	4,072,877	2,596	0.06%	1,689,713	2,341	0.14%	2,383,164	255	(8) bps

Total Non-PCI loans	8,181,533	39,579		4,609,063	32,530		3,572,470	7,049
PCI loans	158,971	191		164,158	295		(5,187)	(104)
Total loans	$8,340,504	$39,770		$4,773,221	$32,825		$3,567,283	$6,945

Note 1:

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates. The total net unamortized fair value adjustment at December 31, 2018 was approximately $48,355 or 1.2% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the Hometown of Homestead Banking Company acquisition (year 2016), the Platinum Bank acquisition (year 2017), the Gateway Bank acquisition (year 2017), the Sunshine Bank acquisition (year 2018), the Harbor Bank acquisition (year 2018) and the CharterBank acquisition (year 2018).

Note 2:	These are loans that were acquired as performing loans that subsequently became impaired.

The general loan loss allowance (non-impaired loans) relating to originated loans increased by $6,720 resulting primarily from the increase in loans outstanding.  Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors also slightly affected the net change.

The general loan loss allowance (non-impaired loans) relating to acquired loans decreased by $483 resulting primarily from a decrease in loans outstanding, excluding the three bank acquisitions (Sunshine, Harbor and Charter) which occurred during the year 2018.   At December 31, 2018 the non-impaired loans acquired from these three acquisitions were equal to approximately $2,703,518. These loans were recorded at estimated fair value at acquisition date. As such, there is no allowance for loan losses associated with these loans as of December 31, 2018.  The unamortized acquisition date fair value adjustment related to these loans at December 31, 2018 was approximately $35,277, or 1.3% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at December 31, 2018 are equal to $15,700 ($11,828 originated impaired loans plus $3,872 acquired impaired loans).  The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.  The Company’s impaired loans have been written down by $892 to $15,700 ($14,085 when the $1,616 specific allowance is considered) from their legal unpaid principal balance outstanding of $16,593.  In the aggregate, total impaired loans have been written down to approximately 85% of their legal unpaid principal balance when the related specific allowance is considered and non-performing impaired loans have been written down to approximately 76% of their legal unpaid principal balance when the related specific allowance is considered.  The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing, $23,567 at December 31, 2018) have been written down to approximately 78% of their legal unpaid principal balance, when the related specific allowance is also considered.

Approximately $8,177 of the Company’s impaired loans (52%) are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30. PCI loan pools are evaluated for impairment each quarter. If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at December 31, 2018. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future. The tables below summarize the changes in allowance for loan losses during the periods presented.

Activity in Allowance for Loan Losses
December 31,	2018	2017	2016	2015	2014
Loans excluding PCI loans
Balance, beginning of year	$32,530	$26,569	$22,143	$19,384	$19,694
Loans charged-off:
Residential real estate	(516)	(254)	(290)	(1,283)	(1,382)
Commercial real estate	(13)	(74)	(1,190)	(173)	(353)
Construction & land development	(126)	—	(232)	(461)	(124)
Commercial & industrial	(1,474)	(677)	(186)	(1,121)	(699)
Consumer	(1,706)	(994)	(849)	(853)	(879)
Total loans charged-off	(3,835)	(1,999)	(2,747)	(3,891)	(3,437)
Recoveries on loans previously charged-off:
Residential real estate	1,027	950	1,220	901	1018
Commercial real estate	679	662	625	485	763
Construction & land development	39	596	269	5	106
Commercial & industrial	360	334	325	344	85
Consumer	327	217	189	156	184
Total loan recoveries	2,432	2,759	2,628	1,891	2,156

Net recoveries (charge-offs)	(1,403)	760	(119)	(2,000)	(1,281)
Provision for loan losses charged to expense	8,452	5,201	4,545	4,759	971
Allowance for loan losses for loans that are not PCI loans	$39,579	$32,530	$26,569	$22,143	$19,384

PCI loans
Balance, beginning of year	$295	$472	$121	$514	$760
Loans charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	(77)	—
Construction & land development	—	—	(66)	—	—
Commercial & industrial	(10)	—	—	—	(101)
Consumer	—	—	—	(50)	—
Total loans charged-off	(10)	—	(66)	(127)	(101)
Recoveries on loans previously charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	66	—	—	—
Construction & land development	—	—	—	—	—
Commercial & industrial	75	—	—	—	—
Consumer	—	—	—	—	—
Total loan recoveries	75	66	—	—	—

Net recoveries (charge-offs)	65	66	(66)	(127)	(101)
Provision for loan losses charged to expense	(169)	(243)	417	(266)	(145)
Allowance for loan losses on PCI loans	$191	$295	$472	$121	$514
Total allowance at end of period	$39,770	$32,825	$27,041	$22,264	$19,898

	2018	2017	2016	2015	2014
Loans at year end (note 1)	$8,181,533	$4,609,063	$3,243,823	$2,383,248	$2,152,759
Average loans outstanding (note 1)	$7,231,193	$4,152,440	$2,930,213	$2,270,525	$1,869,859
Net charge-offs (note 1)	$1,403	$(760)	$119	$2,000	$1,281
Allowance for loan losses as percentage
of year end loans (note 1)	0.48%	0.71%	0.82%	0.93%	0.90%
Net charge-offs as a percentage of
average loans outstanding (note 1)	0.02%	(0.02)%	—%	0.09%	0.07%

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

The largest component of non-performing loans is non-accrual loans, which as of December 31, 2018 totaled $23,567 (218 loans).  This amount is further delineated by loan category as follows:

	aggregate	% of
	loan	non-accrual	number
Non-accrual loans at 12/31/18	amounts	by category	of loans
Residential real estate	$11,488	49%	103
Commercial real estate	8,445	36%	27
Land, development, construction	795	3%	12
Commercial	2,274	10%	34
Consumer and other	565	2%	42
Total	$23,567	100%	218

The other component of non-performing loans are loans past due greater than 90 days and still accruing interest.  Loans which are past due greater than 90 days are placed on non-accrual status, unless they are both well secured and in the process of collection.

At December 31, 2018, total OREO was $2,909 and is included in our non-performing assets (“NPA”).  OREO is carried at the lower of cost or market less the estimated cost to sell.  Further declines in real estate values can affect the market value of these assets.  Any further decline in market value beyond its cost basis is recorded as a current expense in our Consolidated Statements of Income and Comprehensive Income.  OREO is further delineated in the following table.

carrying amount
Description of repossessed real estate (OREO)	at Dec 31, 2018
7 single family homes	$940
3 commercial buildings	492
Land / various acreages	1,477
Total	$2,909

At December 31, 2018, we also had repossessed assets other than real estate with an aggregate estimated fair value of approximately $350.  Interest income not recognized on non-accrual loans was approximately $1,213, $787 and $1,017 for the years ended December 31, 2018, 2017 and 2016, respectively.  The table below summarizes non-performing loans and assets for the periods provided.

Non-Performing Loans and Non-Performing Assets
	December 31,
	2018	2017	2016	2015	2014
Non-accrual loans (note 1)	$23,567	$17,288	$19,003	$20,833	$25,595
Past due loans 90 days or more and still accruing interest (note 1)	—	—	—	—	—
Total non-performing loans (note 1)	23,567	17,288	19,003	20,833	25,595
Repossessed real estate ("OREO") (note 1)	2,909	3,987	7,090	1,567	8,896
Repossessed assets other than real estate (note 1)	350	147	114	145	87
Total non-performing assets (note 1)	$26,826	$21,422	$26,207	$22,545	$34,578
OREO covered by FDIC loss share agreements (note 2):
80% covered	—	—	—	4,828	7,264
75% covered	—	—	—	—	606
70% covered	—	—	—	—	1,755
30% covered	—	—	—	4,742	9,779
0% covered	—	—	—	59	—
Total non-performing assets including FDIC covered OREO	$26,826	$21,422	$26,207	$32,174	$53,982
Non-performing loans as percentage of total loans excluding PCI loans	0.29%	0.38%	0.59%	0.87%	1.19%
Non-performing assets as percentage of total assets
Excluding FDIC covered OREO	0.22%	0.30%	0.52%	0.56%	0.92%
Including FDIC covered OREO (note 2)	0.22%	0.30%	0.52%	0.80%	1.43%
Non-performing assets as percentage of loans and OREO plus other repossessed assets (note 1)
Excluding FDIC covered OREO	0.33%	0.46%	0.81%	0.95%	1.60%
Including FDIC covered OREO (note 2)	0.33%	0.46%	0.81%	1.34%	2.47%
Loans past due 30 thru 89 days and accruing interest as a percentage of total loans (note 1)	0.45%	0.30%	0.58%	0.62%	0.61%
Allowance for loan losses as a percentage of non- performing loans (note 1)	168%	188%	140%	106%	76%

Note 1: Excludes PCI loans.

Note 2:	On February 3, 2016, we terminated the loss share agreements with the FDIC.

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

Interest income recognized on impaired loans was approximately $461, $469 and $467 for the years ended December 31, 2018, 2017 and 2016, respectively.  The average recorded investment in impaired loans during 2018, 2017 and 2016 were $18,211, $19,327 and $23,644, respectively.

We may restructure or modify the terms of certain loans under certain conditions.  In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale.  When we have modified the terms of a loan, we usually reduce the monthly payment and/or interest rate for generally twelve to 24 months.  At December 31, 2018, we had approximately $9,477 of troubled debt restructures (“TDRs”).  Of this amount $8,475 were performing pursuant to their modified terms, and $1,002 were not performing and have been placed on non-accrual status and included in our non-performing loans (“NPLs”).  TDRs are included in our impaired loans, whether they are performing or not performing.  Only non-performing TDRs are included in our NPLs.  The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure ("TDRs")

	December 31,
	2018	2017	2016	2015	2014
Performing TDRs	$8,475	$12,081	$11,030	$10,254	$11,418
Non-performing TDRs	1,002	698	2,075	4,873	3,648
Total TDRs	$9,477	$12,779	$13,105	$15,127	$15,066

Impaired loans that are not TDRs	6,223	$7,566	$7,148	$8,048	$10,184
Impaired loans that are TDRs	9,477	12,779	13,105	15,127	15,066
Recorded investment in impaired loans	$15,700	$20,345	$20,253	$23,175	$25,250
Allowance for loan losses related to impaired loans	$1,616	$804	$695	$1,080	$1,115

TDRs as of December 31, 2018 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$5,848	$386	$6,234
Commercial	1,837	566	2,403
Construction, development, land	77	41	118
Total real estate loans	7,762	993	8,755
Commercial	577	—	577
Consumer and other	136	9	145
Total TDRs	$8,475	$1,002	$9,477

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan.  We typically do not forgive principal.  We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses.  Approximately 89% of our TDRs at December 31, 2018 were current pursuant to their modified terms, and about $1,002, or approximately 11% of our total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

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

The table below summarizes our accruing loans past due greater than 30 days and less than 90 days for the periods presented, excluding PCI loans. The increase in past due loans reported below between years 2017 and 2018 is primarily due to the acquisitions of Sunshine, Harbor and Charter.

	December 31,
	2018	2017	2016	2015	2014
past due loans 30-89 days	$36,502	$13,665	$18,826	$14,723	$13,108
as percentage of total loans	0.45%	0.30%	0.58%	0.62%	0.55%

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

	December 31,
	2018		2017		2016		2015		2014
Real estate loans:
Residential	$5,518	21%	$6,003	22%	$5,640	25%	$6,015	27%	$6,743	27%
Commercial	22,978	55%	19,304	56%	14,713	54%	10,559	53%	8,269	53%
Land, development, construction	1,781	8%	1,179	5%	883	4%	936	4%	752	4%
Total real estate loans	30,277	84%	26,486	83%	21,236	83%	17,510	84%	15,764	84%

Commercial loans	6,414	14%	4,130	15%	3,785	14%	3,212	13%	2,330	14%
Consumer and other loans	2,888	2%	1,914	2%	1,548	3%	1,421	3%	1,290	2%
Total	$39,579	100%	$32,530	100%	$26,569	100%	$22,143	100%	$19,384	100%

 Bank Premises and Equipment

Bank premises and equipment was $227,454 at December 31, 2018 compared to $141,886 at December 31, 2017, an increase of $85,568 or 60%.  The primary component of the increase is $71,340 of branch real estate acquired during 2018 with the purchases of Sunshine, Harbor and Charter.  In addition, we transferred $3,465 of branch real estate that is no longer in use to bank properties held for sale at estimated fair value less estimated cost to sell.  We recognized an impairment charge of $1,120 related to these properties resulting in a net transfer to bank properties held for sale of $2,345.  A summary of the activity for 2018 is presented in the table below.

Balance at 12/31/17	$141,886
Acquisition of Sunshine, Harbor and Charter real estate	71,340
Branch real estate transferred to bank properties held for sale	(3,465)
Other additions, net of disposals	27,481
Depreciation	(9,788)
Balance at 12/31/18	$227,454

At December 31, 2018, we operated from 126 full service banking offices in 41 counties throughout Florida, Georgia and Alabama. We also have two loan production offices of which we own 1 and lease 1.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama, Atlanta, Georgia and Walnut Creek, California, and office spaces for our Mortgage banking division, primarily in Atlanta, Georgia.

During 2018, we transferred $2,345, after an impairment charge of $1,120, of branch real estate to bank properties held for sale.  At December 31, 2018, we have 28 pieces of bank property, of which 18 properties were acquired pursuant to the acquisitions of Sunshine, Harbor and Charter included in our bank property held for sale with an aggregate carrying balance of $16,093.

Deposits

Total deposits increased $3,916,813, or 70%, to $9,477,336 as of December 31, 2018, compared to $5,560,523 at December 31, 2017.  We assumed deposits of approximately $3,796,164 pursuant to the acquisitions of Sunshine and Harbor on January 1, 2018 and Charter on September 1, 2018.  Our strategy has been to attract and grow relationships in our core deposit accounts, which we define as non-time deposits, and not aggressively seek deposits based on pricing.  Our time deposits represent only 19% of our total deposits at December 31, 2018, compared to 15% at December 31, 2017.  In addition, our total checking accounts represent approximately 50% of our total deposits at December 31, 2018.  Our cost of deposits, including non-interest bearing checking accounts, was approximately 0.51% during the fourth quarter of 2018.  The tables below summarize selected deposit information for the periods indicated.

	December 31,
	2018		2017		2016
Non time deposits	$7,655,376	81%	$4,727,840	85%	$3,607,107	87%
Time deposits	1,821,960	19%	832,683	15%	545,437	13%
Total deposits	$9,477,336	100%	$5,560,523	100%	$4,152,544	100%

Average deposit balance by type and average interest rates
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$2,918,270	—%	$1,836,080	—%	$1,422,473	—%
NOW accounts	1,531,007	0.22%	956,331	0.11%	785,651	0.09%
Money market accounts	1,900,642	0.56%	1,091,550	0.32%	880,305	0.29%
Savings accounts	703,021	0.12%	472,890	0.10%	332,747	0.07%
Time deposits	1,492,683	1.24%	750,644	0.81%	569,902	0.61%
Total	$8,545,623	0.39%	$5,107,495	0.22%	$3,991,078	0.17%

Maturity of time deposits of $100,000 or more
	December 31,
	2018	2017	2016
Three months or less	$162,283	$60,473	$54,278
Three through six months	156,980	71,422	50,875
Six through twelve months	345,705	140,235	77,746
Over twelve months	285,949	176,206	132,346
Total	$950,917	$448,336	$315,245
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

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2018, 2017 and 2016, was approximately $54,344, $43,850 and $29,435, respectively.  Interest expense for the same periods was approximately $632, $246 and $103, respectively, resulting in an average rate paid of 1.16%, 0.56% and 0.35% for the years ended December 31, 2018, 2017, and 2016, respectively.  The following table summarizes our repurchase agreements for the periods presented.

Schedule of short-term borrowing (1)
	Maximum		Average		Weighted
	outstanding		interest rate		Average
	at any	Average	during the	Ending	interest rate
	month end	balance	year	Balance	at year end
Year ended December 31,
2018	$59,751	$54,344	1.16%	$57,772	1.66%
2017	$52,080	$43,850	0.56%	$52,080	0.88%
2016	$35,500	$29,435	0.35%	$28,427	0.33%
(1) Consist of securities sold under agreements to repurchase

 Other Borrowed Funds

From time to time, we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank discount window or Federal Funds Purchased.  Included in Federal Funds Purchased are overnight deposits including deposits from correspondent banks.  We began accepting correspondent bank deposits in September 2008 pursuant to the initiation of our correspondent banking division.  At December 31, 2018, we had $244,360 in overnight Federal Funds Purchased correspondent bank deposits and $50,000 in other overnight Federal Funds Purchased.  During the year, these deposits had a daily average balance of approximately $250,499.  At December 31, 2018, the Company had $350,000 in FHLB advances. During the year, the daily average balance of FHLB advances was $258,405. In addition to Federal Funds Purchased and FHLB advances, the Company had $11,000 in Subordinated Notes, which were assumed pursuant to the Sunshine acquisition completed on January 1, 2018. These accounts are included with FHLB advances and other borrowings in the table below, which summarizes our other borrowings for the periods presented.  For additional information refer to Notes 11 and 12 in our “Notes to Consolidated Financial Statements.”

Schedule of FHLB advances and other borrowings (1)
	Maximum		Average		Weighted
	outstanding		interest rate		Average
	at any	Average	during the	Ending	interest rate
	month end	balance	year	Balance	at year end
Year ended December 31,
2018	$655,360	$530,812	2.16%	655,360	2.22%
2017	$506,490	$271,311	1.15%	$506,490	1.62%
2016	$277,982	$210,276	0.55%	$261,986	0.72%
(1) Consist of FHLB advances, Federal Funds Purchased and Subordinated Notes

Corporate Debentures

We have formed and assumed through various acquisitions seven statutory trust entities and the related corporate debentures as listed in the table below.  See Note 14 of our “Notes to Consolidated Financial Statements” for further information describing these securities.  Interest rates are adjusted on a quarterly basis as described below.  LIBOR, in the table below, means three-month LIBOR.

	Amount	Interest Rate	Maturity
CenterState Banks of Florida Statutory Trust I	$10,000	3 Mo LIBOR + 3.05%	Sep. 2033
Valrico Capital Statutory Trust	2,500	3 Mo LIBOR + 2.70%	Sep. 2034
Federal Trust Statutory Trust I	5,000	3 Mo LIBOR + 2.95%	Sep. 2033
Gulfstream Bancshares Capital Trust II	3,000	3 Mo LIBOR + 1.70%	Mar. 2037
Homestead Statutory Trust I	10,000	3 Mo LIBOR + 1.65%	Jul. 2036
BSA Financial Statutory Trust I	5,000	3 Mo LIBOR + 1.55%	Dec. 2035
MRCB Statutory Trust II	3,000	3 Mo LIBOR + 1.60%	Sep. 2036

In January 2018, the Company assumed BSA Financial Statutory Trust I (“BSA”) and MRCB Statutory Trust II (“MRCB”) from its acquisition of HCBF. The issued floating rate corporate debentures related to BSA and MRCB were in the amount of $5,000 and $3,000, respectively.

In September 2018, the Company assumed CBS Financial Capital Trust I (“CBS Trust I”) & CBS Financial Capital Trust II (“CBS Trust II”) from its acquisition of Charter, in the amounts of $4,000 and $5,000, respectively. CBS Trust I and CBS Trust II were subsequently redeemed in December 2018 at par value with no gains or losses realized on the extinguishments of debt.

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

Liquidity risk is the risk that the Bank’s financial condition or overall safety and soundness is adversely affected by an inability (or perceived inability) to meet its obligations. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows.  In this process, we focus on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

We define interest rate risk as the risk to earnings and equity arising from the behavior of interest rates. These behaviors include increases and decreases in interest rates as well as continuation of the current interest rate environment.

Our interest rate risk principally consists of reprice, option, basis, and yield curve risk. Reprice risk results from differences in the maturity or repricing characteristics of asset and liability portfolios. Option risk arises from embedded options in the investment and loan portfolios such as investment securities calls and loan prepayment options. Option risk also exists since deposit customers may withdraw funds at their discretion in response to general market conditions, competitive alternatives to existing accounts or other factors. The exercise of such options may result in higher costs or lower revenue. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in narrowing spreads on interest-earning assets and interest-bearing liabilities. Basis risk also exists in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where the price sensitivity of such products may vary relative to general markets rates. Yield curve risk refers to the adverse consequences of nonparallel shifts in the yield curves of various market indices that impact our assets and liabilities.

We use simulation analysis as a primary method to assess earnings at risk and equity at risk due to assumed changes in interest rates. Management uses the results of its various simulation analyses in combination with other data and observations to formulate strategies designed to maintain interest rate risk within risk tolerances.

Earnings at risk is defined as the change in net interest income due to assumed changes in interest rates. Earnings at risk is generally used to assess interest rate risk over relatively short time horizons. We compute earnings at risk on a quarterly basis over one and two-year time horizons.

Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. The discounted present value of all cash flows represents our economic value of equity. Equity at risk is generally considered a measure of the long-term interest rate exposures of the balance sheet at a point in time. We compute equity at risk on a quarterly basis.

We conduct scenario analyses across a range of ramped, parallel, and sustained interest rate shocks and measure the percent of change in earnings and equity relative to a base case scenario assuming no change in interest rates.  The range of interest rate shocks includes upward and downward movements of rates through 300 basis points in 100 basis point increments, subject to market conditions that may render certain rate shocks impracticable. This series of scenario analysis is referred to as the Core Scenarios. The size and composition of the balance sheet is held constant for the Core Scenarios. In order to simulate activity, maturing balances are replaced with the new balances at the new rate level, and repricing balances are adjusted to the new rate shock level.  The interest is recalculated for each level along with the new average yield.

Measures of earnings at risk computed over a one-year time horizon and equity at risk produced from the Core Scenarios are defined as key risk indicators and are compared to risk tolerances established by the Asset/Liability Committee (“ALCO”) and the Board.  The ALCO also considers the analysis of earnings at risk over a two-year time horizon.

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads. Furthermore, equity at risk simulation uses assumptions regarding discount rates that value cash flows. Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes. For example, higher levels of interest rate sensitivity of deposits to upward movements in interest rates may adversely impact net interest income. Additionally, slower prepayment speeds of loans may adversely impact the economic value of equity in a rising interest rate environment. Key simulation assumptions are subject to stress testing to assess the impact of assumption changes on earnings at risk and equity at risk.

The table below summarizes the results of the Core Analysis as of December 31, 2018.

	% Change in Baseline Net Interest Income
Ramped Change of Interest Rates	1-12 months	13-24 months	% Change in Economic Value of Equity
+ 300 bps	2.29%	7.20%	-9.53%
+200 bps	1.64%	4.94%	-6.29%
+100 bps	0.67%	2.40%	-2.95%
-100 bps	-0.93%	-3.02%	1.86%
-200 bps	-3.61%	-8.96%	1.38%
-300 bps	-5.50%	-12.62%	2.69%

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

	December 31, 2018
			Due	Due
			over one	over three
		Due in	year and	years and	Due
		one year	less than	less than	over five
	Total	or less	three years	five years	Years
Contractual commitments:
Deposit maturities	$9,477,336	$8,993,064	$410,367	$73,905	$—
Securities sold under agreements to repurchase	57,772	57,772	—	—	—
Corporate debentures	32,415	—	—	—	32,415
Federal funds purchased	294,360	294,360	—	—	—
Deferred compensation	40,815	21,982	1,221	2,272	15,340
Operating lease obligations	40,288	7,113	10,691	7,437	15,047
Total	$9,942,986	$9,374,291	$422,279	$83,614	$62,802

 Primary Sources and Uses of Funds

Our primary sources and uses of funds during the year ended December 31, 2018 are summarized in the table below.

Sale of investments	$391,896
Net cash from acquisitions	229,689
Mortgage backed securities pay-downs	232,094
Proceeds from the sale of OREO	12,591
Proceeds from maturities of securities	61,000
Proceeds from sale of bank property held for sale	16,001
Proceeds from sale of bank premises and equipment, net	2,661
Proceeds from calls of securities	1,210
Net cash from operations	193,438
Net increase in deposits	97,083
Proceeds from stock options exercised	14,707
Net increase in repurchase agreements	5,339
Proceeds from sale of deposits	25,341
Total sources of funds	$1,283,050

Purchases of investments	$647,710
Increase in loans, net	363,401
Net increase in cash and cash equivalents	86,714
Net decrease in federal funds purchased	37,130
Purchases of equipment	24,025
Net decrease in other borrowings	77,920
Net decrease in corporate debentures	9,000
Cash dividends paid on common stock	35,906
Net decrease in payable to shareholders for acquisitions	217
Stock repurchase	1,027
Total uses of funds	$1,283,050

Capital Resources

Total shareholders’ equity at December 31, 2018 was $1,971,344, or 16% of total assets compared to $904,750, or 13% of total assets at December 31, 2017.  The $1,066,594 increase was the result of the following items:  net income of $156,435, plus $19,550 stock based compensation, including stock options exercised and restricted stock awards, plus $942,958 stock issued pursuant to the acquisitions of Sunshine, HCBF and Charter, including the fair value of assumed stock options converted to CenterState stock options, less $15,416 net change in unrealized losses in securities available for sale, less $1,027 in stock repurchases and less $35,906 cash dividends paid on our common stock.

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

Mortgage banking derivatives used in the ordinary course of business consist of forward sales contracts and interest rate lock commitments on residential mortgage loans.  Forward sales contracts represent future commitments to deliver loans at a specified price and by a specified date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale.  Rate lock commitments represent commitments to fund loans at a specific rate and by a specified expiration date.  These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. For additional information, see Note 4 in our “Notes to Consolidated Financial Statements.”

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

Accounting Pronouncements

Refer to Note 1(ai) in our “Notes to Consolidated Financial Statements” for a discussion on the effects of new accounting pronouncements.

Item 7 A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument.  Our market risk is composed primarily of interest rate risk.  Our Asset/Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position, and establishing policies to monitor and limit the exposure to interest rate risk.  Substantially all of our interest rate risk exposure relates to the financial instrument activity of our subsidiary Bank.  As such, the board of directors of our subsidiary Bank is responsible to review and approve the policies and guidelines established by the Bank’s ALCO.

The primary objective of asset/liability management is to provide an optimum and stable net interest margin, after-tax return on assets and return on equity capital, as well as adequate liquidity and capital.  Interest rate risk is measured and monitored through simulation analysis, which measures the amount of repricing risk associated with the balance sheet at specific points in time.  See “Liquidity and Market Risk Management” presented in Item 7 above for quantitative disclosures in tabular format, as well as additional qualitative disclosures.

Item 8.	Financial Statements and Supplementary Data

The financial statements of our Company as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are set forth in this Form 10-K beginning at page 75.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
(a)

Evaluation of disclosure controls and procedures.  As of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures and there have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

(b)

Management’s report on internal control over financial reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations in 2013, also referred to as the Treadway Commission.  Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.  As permitted, the Company has excluded the operations of Charter Financial Corporation acquired during 2018, which is described in Note 26 of the “Notes to Consolidated Financial Statements”, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of the audit of internal control over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents.  The website also includes a copy of the Company’s Audit Committee Charter, Risk Committee Charter, Compensation Committee Charter and Nominating Committee Charter.  The information contained under the sections captioned “Directors” and “Senior Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Board Leadership Structure and the Board’s Role in Risk Oversight,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2019, to be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

The information contained in the section captioned “Director Independence” under “Proposal One – Election of Directors” and the section captioned “Certain Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016

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

3.2	-	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated April 25, 2006)

3.3	-	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009)

3.4	-	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K filed on March 4, 2010)

3.5	-	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 24, 2008)

3.6	-

Articles of Amendment to the Articles of Incorporation increasing the number of authorized common shares from 40,000,000 to 100,000,000 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 16, 2009)

3.7	-

Articles of Amendment to the Articles of Incorporation increasing the number of authorized common shares from 100,000,000 to 200,000,000 (Incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 dated May 30, 2018)

3.8	-

Articles of Amendment to the Articles of Incorporation changing the Company’s legal name to CenterState Bank Corporation (Incorporated by reference to Exhibit 3.7 to the Company’s Form 10K filed on February 28, 2018)

3.9	-	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.7 to the Company’s Form 10-K filed on March 2, 2017)

4.1	-

Specimen Stock Certificate of CenterState Bank Corporation (formerly CenterState Banks, Inc.) (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8, dated January 2, 2018)

10.1	-	Form of CenterState Bank Corporation (formerly CenterState Banks, Inc.) Split Dollar Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006)*

10.2	-	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2007 Equity Incentive Plan (Incorporated by reference to Appendix D to the Company’s Proxy Statement dated March 30, 2007)*

10.3	-

Executive Deferred Compensation Agreement between the Company and Ernest S. Pinner, its Chairman of the Board, Chief Executive Officer and President (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2008.)*

10.4	-	Supplemental Executive Retirement Agreements (“SERP”) between the Company and John C. Corbett (Incorporated by reference to Exhibits 10.1 to the Company’s Form 8-K dated July 14, 2010.)*

10.5	-	Employment Agreements between the Company and John C. Corbett (Incorporated by reference to Exhibits 10.4 to the Company’s Form 8-K dated July 14, 2010.)*

10.6	-

Supplemental Executive Retirement Agreement (“SERP”) between the Company and Stephen D. Young, its Treasurer and Executive Vice President of the Company’s subsidiary bank, CenterState Bank of Florida, N.A. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 16, 2011.)*

10.7	-

Employment Agreement between the Company and Stephen D. Young, its Chief Operating Officer and Executive Vice President of the Company’s subsidiary bank, CenterState Bank, N.A. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 16, 2011.)*

10.8	-	Employment Agreement between the Company and Ernest S. Pinner, its Chairman of the Board of Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 14, 2011.)*

10.9	-

CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2013 Equity Incentive Plan, as amended

September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2015)*

10.10	-	Employment Agreement between the Company and Daniel E. Bockhorst, its Chief Risk Officer (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 22, 2014.)*

10.11	-	Employment Agreement between the Company and Jennifer L. Idell, its Chief Financial Officer (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated May 2, 2016.)*

10.12	-	Amendment to Employment Agreement between the Company and Ernest S. Pinner, its Executive Chairman of the Board (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 12, 2016)*

10.13	-	Employment Agreement between CenterState Bank, N.A. and Mark W. Thompson, the Company’s subsidiary bank President (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated January 2, 2018)*

10.14	-	CenterState Bank Corporation 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on May 30, 2018)*
10.15	-

Agreement and Plan of Merger by and between CenterState Bank Corporation and National Commerce Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 26, 2018)

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K filed on March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Bank Corporation

23.1	-	Consent of Crowe LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANKS, INC. and SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of CenterState Bank Corporation

Winter Haven, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CenterState Bank Corporation (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Charter Financial Corporation acquired during 2018, which is described in Note 26 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2006.

Franklin, Tennessee

February 28, 2019

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(in thousands of dollars, except per share data)

	2018	2017
ASSETS
Cash and due from banks	$107,007	$68,571
Deposits in other financial institutions (restricted cash)	28,345	16,991
Federal funds sold and FRB deposits	231,981	195,057
Cash and cash equivalents	367,333	280,619
Trading securities, at fair value	1,737	6,777
Available for sale debt securities, at fair value	1,727,348	1,060,143
Held to maturity debt securities (fair value of $212,179 and $231,615
at December 31, 2018 and 2017, respectively)	216,833	232,399
Loans held for sale (see Note 4)	40,399	19,647
Loans, excluding purchased credit impaired	8,181,533	4,609,063
Purchased credit impaired loans	158,971	164,158
Allowance for loan losses	(39,770)	(32,825)
Net Loans	8,300,734	4,740,396
Bank premises and equipment, net	227,454	141,886
Accrued interest receivable	33,143	18,628
FHLB, FRB and other stock, at cost	79,584	34,876
Goodwill	802,880	257,683
Core deposit intangible, net	66,225	24,063
Other intangible assets, net	2,953	551
Bank owned life insurance	267,820	146,739
Other repossessed real estate owned	2,909	3,987
Deferred income tax asset, net	51,462	37,725
Bank property held for sale	25,080	11,354
Interest rate swap derivatives, at fair value	92,475	42,480
Prepaid expense and other assets	31,219	64,022
TOTAL ASSETS	$12,337,588	$7,123,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$2,923,640	$1,999,901
Demand - interest bearing	1,811,006	1,058,985
Savings and money market accounts	2,920,730	1,668,954
Time deposits	1,821,960	832,683
Total deposits	9,477,336	5,560,523

Securities sold under agreement to repurchase	57,772	52,080
Federal funds purchased	294,360	331,490
Other borrowed funds	361,000	175,000
Corporate debentures	32,415	26,192
Accrued interest payable	2,627	1,169
Interest rate swap derivatives, at fair value	92,892	43,259
Payables and accrued expenses	47,842	29,512
Total liabilities	10,366,244	6,219,225

Stockholders' equity:
Common stock, $.01 par value: 200,000,000 shares authorized; 95,679,596 and
60,161,334 shares issued and outstanding at December 31,2018
and 2017, respectively	957	602
Additional paid-in capital	1,699,031	737,905
Retained earnings	293,777	173,248
Accumulated other comprehensive loss	(22,421)	(7,005)
Total stockholders' equity	1,971,344	904,750
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,337,588	$7,123,975

See accompanying Notes to the Consolidated Financial Statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2018, 2017 and 2016

(in thousands of dollars, except per share data)

	2018	2017	2016
Interest income:
Loans	$405,881	$219,972	$163,625
Investment securities:
Taxable	42,723	22,598	18,920
Tax-exempt	6,399	5,324	3,909
Federal funds sold and other	5,629	3,432	2,211
	460,632	251,326	188,665
Interest expense:
Deposits	33,260	11,079	6,934
Securities sold under agreement to repurchase	632	246	103
Federal funds purchased and other borrowings	11,445	3,108	1,154
Corporate debentures	2,213	1,350	1,149
	47,550	15,783	9,340
Net interest income	413,082	235,543	179,325
Provision for loan losses	8,283	4,958	4,962
Net interest income after loan loss provision	404,799	230,585	174,363

Non-interest income:
Correspondent banking capital markets revenue	28,884	23,520	28,817
Other correspondent banking related revenue	4,504	4,821	4,868
Mortgage banking revenue	12,610	1,511	833
Small business administration loans revenue	3,532	775	150
Service charges on deposit accounts	22,831	14,986	13,564
Debit, prepaid, ATM and merchant card related fees	16,243	9,035	8,254
Wealth management related revenue	2,657	3,554	3,237
FDIC indemnification income	—	—	96
FDIC indemnification asset amortization	—	—	(1,166)
Bank owned life insurance income	5,976	3,293	2,534
Gain on sale of deposits	611	—	—
Gain on sale of trust department	—	1,224	—
Net (loss) gain on sale of debt securities available for sale	(22)	(7)	13
Other non-interest income	7,301	2,463	3,169
Total other income	105,127	65,175	64,369

(Continued)

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2018, 2017 and 2016

(in thousands of dollars, except per share data)

	2018	2017	2016
Non-interest expense:
Salaries, wages and employee benefits	172,318	109,412	90,881
Occupancy expense	20,897	12,777	9,805
Depreciation of premises and equipment	9,788	7,247	6,373
Supplies, stationary and printing	2,498	1,610	1,340
Marketing expenses	6,235	3,929	3,125
Data processing expense	14,308	8,436	6,867
Legal, audit and other professional fees	6,163	3,644	3,657
Amortization of intangibles	10,018	4,066	3,074
Postage and delivery	2,961	1,938	1,684
ATM, debit and merchant card related expenses	4,253	2,746	2,850
Bank regulatory expenses	4,885	3,051	3,420
Gain on sale of repossessed real estate (“OREO”)	(1,933)	(876)	(1,528)
Valuation write down of repossessed real estate (“OREO”)	482	682	871
Loss (gain) on repossessed assets other than real estate	138	(23)	46
Foreclosure related expenses	2,815	2,252	2,392
Merger related expenses	34,912	13,046	11,444
Impairment on bank property held for sale	2,667	519	1,150
Loss on termination of FDIC loss share agreements	—	—	17,560
Other expenses	19,062	12,029	9,470
Total other expenses	312,467	186,485	174,481

Income before provision for income taxes	197,459	109,275	64,251
Provision for income taxes	41,024	53,480	21,910
Net income	$156,435	$55,795	$42,341

Other comprehensive (loss) gain income, net of tax:
Unrealized available for sale debt securities holding (loss) gain, net of
income taxes of ($5,233), $1,765 and ($6,288), respectively	$(15,432)	$2,806	$(10,004)
Less: reclassified adjustments for (loss) gain included in net income,
net of income tax (benefit) expense of ($6), ($3) and $5, respectively	16	4	(8)
Net unrealized (loss) gain on available for sale debt securities,
net of income taxes	(15,416)	2,810	(10,012)

Total comprehensive income	$141,019	$58,605	$32,329

Earnings per share:
Basic	$1.78	$0.97	$0.89
Diluted	$1.76	$0.95	$0.88
Common shares used in the calculation of earnings per share:
Basic (1)	87,641,220	57,244,698	47,409,142
Diluted (1)	88,758,853	58,340,813	48,191,523
(1)	Excludes participating securities.

See accompanying Notes to the Consolidated Financial Statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2018, 2017 and 2016

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2016	45,459,195	$455	$393,191	$95,430	$1,438	$490,514

Net income				42,341		42,341
Unrealized holding loss on available for sale debt securities,
net of deferred income tax of $6,288					(10,012)	(10,012)

Dividends paid - common ($0.16 per share)				(7,681)		(7,681)
Stock grants issued	232,489	2	198			200
Stock based compensation expense			4,423			4,423
Stock options exercised	229,583	3	1,766			1,769
Stock repurchase	(50,328)	(1)	(961)			(962)
Stock issued pursuant to Community Bank acquisition	2,276,042	23	31,842			31,865
Balances at December 31, 2016	48,146,981	$482	$430,459	$130,090	$(8,574)	$552,457

Net income				55,795		55,795
Unrealized holding gain on available for sale debt securities,
net of deferred income tax of $1,765					2,810	2,810

Reclassification of the disproportionate tax effect on
unrealized losses on available for sale securities
resulting from the change in federal tax rate				1,241	(1,241)	—
Dividends paid - common ($0.24 per share)				(13,878)		(13,878)
Stock grants issued	242,854	2	401			403
Stock based compensation expense			4,586			4,586
Stock options exercised	598,039	6	6,709			6,715
Stock repurchase	(45,236)	(1)	(1,130)			(1,131)
Stock issued pursuant to Platinum Bank acquisition	4,279,255	43	110,790			110,833
Stock issued pursuant to Gateway Bank acquisition	4,244,441	43	107,044			107,087
Stock options acquired and converted
pursuant to Gateway acquisition			15,811			15,811
Stock issued pursuant to public offering, net of costs of $529	2,695,000	27	63,235			63,262
Balances at December 31, 2017	60,161,334	$602	$737,905	$173,248	$(7,005)	$904,750

Net income				156,435		156,435
Unrealized holding loss on available for sale debt securities,
net of deferred income tax of $5,233					(15,416)	(15,416)

Dividends paid - common ($0.40 per share)				(35,906)		(35,906)
Stock grants issued	236,921	3	647			650
Stock based compensation expense			4,193			4,193
Stock options exercised	1,793,339	18	14,689			14,707
Stock repurchase	(38,496)	(1)	(1,026)			(1,027)
Stock issued pursuant to Sunshine acquisition	7,050,645	70	181,343			181,413
Stock options acquired and converted pursuant to Sunshine acquisition			6,432			6,432
Stock issued pursuant to HCBF acquisition	15,051,639	151	387,128			387,279
Stock options acquired and converted pursuant to HCBF acquisition			18,025			18,025
Stock issued pursuant to Charter acquisition	11,424,214	114	349,695			349,809
Balances at December 31, 2018	95,679,596	$957	$1,699,031	$293,777	$(22,421)	$1,971,344

See accompanying Notes to the Consolidated Financial Statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018, 2017 and 2016

(in thousands of dollars)

	2018	2017	2016
Cash flows from operating activities:
Net income	$156,435	$55,795	$42,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,283	4,958	4,962
Depreciation of premises and equipment	9,788	7,247	6,373
Accretion of purchase accounting adjustments	(51,131)	(34,264)	(37,972)
Net amortization of investment securities	12,449	9,954	11,509
Net deferred loan origination fees	1,873	345	(398)
Net loss (gain) on sale of available for sale debt securities	22	7	(13)
Trading securities revenue	(57)	(242)	(519)
Purchases of trading securities	(254,555)	(230,074)	(186,150)
Proceeds from sale of trading securities	259,652	235,922	176,393
Repossessed real estate owned valuation write down	482	682	871
Gain on sale of repossessed real estate owned	(1,933)	(876)	(1,528)
Loss (gain) on repossessed assets other than real estate	138	(23)	46
Gain on extinguishment of debt	—	—	(308)
Gain on sale of residential loans held for sale	(10,803)	(1,511)	(833)
Residential loans originated and held for sale	(403,492)	(93,642)	(39,748)
Proceeds from sale of residential loans held for sale	403,583	77,791	40,557
Change in fair value of residential loans held for sale	(1,081)	—	—
(Gain) loss on disposal of and or sale of fixed assets	(762)	(225)	1
Gain on disposal of bank property held for sale	(2,675)	(340)	(797)
Impairment on bank property held for sale	2,667	519	1,150
Gain on sale of small business administration loans	(3,532)	(775)	(150)
Small business administration loans originated for sale	(35,693)	(12,268)	(2,672)
Proceeds from sale of small business administration loans	39,225	13,043	2,822
Gain on sale of deposits	(611)	—	—
Gain on sale of trust department	—	(1,224)	—
Deferred income taxes	21,511	31,192	3,647
Tax deduction in excess of book deduction for stock awards	(6,149)	(3,007)	—
Stock based compensation expense	4,193	4,586	4,423
Bank owned life insurance income	(5,976)	(3,293)	(2,534)
FDIC indemnification asset amortization	—	—	1,166
Loss from termination of FDIC loss share agreements	—	—	17,560
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	61,575	(48,145)	(3,585)
Net change in accrued interest payable, accrued expense, and other liabilities	(9,988)	10,625	131
Net cash provided by operating activities	193,438	22,757	36,745

(Continued)

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018, 2017 and 2016

(in thousands of dollars)

	2018	2017	2016
Cash flows from investing activities:
Available for sale debt securities:
Purchases of investment securities	(40,788)	(56,673)	(10,054)
Purchases of mortgage backed securities	(539,807)	(444,146)	(294,209)
Proceeds from pay-downs of mortgage backed securities	217,862	123,917	130,773
Proceeds from sales of investment securities	58,768	104,260	79,657
Proceeds from sales of mortgage backed securities	296,884	208,432	62,418
Proceeds from called investment securities	1,210	865	10,890
Proceeds from maturities of investment securities	61,000	1,000	615
Held to maturity debt securities:
Purchases of investment securities	—	(2,693)	(71,316)
Purchases of mortgage backed securities	—	(1,695)	(3,730)
Proceeds from called investment securities	—	—	57,760
Proceeds from pay-downs of mortgage backed securities	14,232	20,874	37,449
Purchases of FHLB, FRB and other stock	(67,115)	(15,919)	(666)
Proceeds from sales of FHLB, FRB and other stock	36,244	5,572	29
Net increase in loans	(363,401)	(286,110)	(287,901)
Cash received from FDIC loss sharing agreements	—	—	5,482
Purchase of bank owned life insurance	—	(30,000)	(10,000)
Purchases of premises and equipment, net	(24,025)	(10,289)	(6,683)
Proceeds from sale of repossessed real estate	12,591	6,811	18,008
Proceeds from sale of premises and equipment, net	2,661	556	—
Proceeds from sale of bank property held for sale	16,001	7,437	4,340
Net cash from bank acquisitions	229,689	86,530	41,885
Net cash used in investing activities	(87,994)	(281,271)	(235,253)
Cash flows from financing activities:
Net increase in deposits	97,083	180,744	232,467
Sale of deposits	25,341	—	—
Net increase in securities sold under agreement to repurchase	5,339	18,084	411
Net (decrease) increase in federal funds purchased	(37,130)	69,504	61,736
Net (decrease) increase in other borrowings	(77,920)	40,268	(57,418)
Extinguishment of debt	—	—	(8,680)
Net (decrease) increase in payable to shareholders for acquisitions	(217)	(89)	38
Termination of corporate debentures	(9,000)	—	—
Stock options exercised	14,707	6,715	1,769
Proceeds from stock offering, net of offering costs	—	63,262	—
Stock repurchased	(1,027)	(1,131)	(962)
Dividends paid	(35,906)	(13,878)	(7,681)
Net cash (used in) provided by financing activities	(18,730)	363,479	221,680

Net increase in cash and cash equivalents	86,714	104,965	23,172
Cash and cash equivalents, beginning of period	280,619	175,654	152,482
Cash and cash equivalents, end of period	$367,333	$280,619	$175,654

Supplemental noncash disclosures:
Transfer of loans to other real estate owned	$4,661	$3,108	$7,959
Transfers of bank property to held for sale	$4,302	$4,534	$4,936

Cash paid during the period for:
Interest	$48,450	$17,493	$8,920
Income taxes	$16,624	$17,818	$20,519

See accompanying Notes to the Consolidated Financial Statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

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

At December 31, 2018, the Company, through its subsidiary bank, operated as a community bank headquartered in the state of Florida, providing traditional retail, commercial, mortgage, wealth management and SBA services throughout its Florida, Georgia and Alabama branch network and customer relationships in neighboring states.  The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans.  Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.  The Company also provides correspondent banking and capital markets services to over 600 community banks nationwide.

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

For purposes of the statement of cash flows, the Company considers cash and due from banks, federal funds sold, money market and non-interest bearing deposits in other banks with a purchased maturity of three months or less to be cash equivalents.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, repurchase agreements, proceeds from capital offering and other borrowed funds.

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

(f)	Investment Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities not classified as held to maturity or trading are classified as available for

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

sale.  Debt securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums on securities are amortized to the earliest call date. Discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Securities are evaluated for other-than-temporary impairment (“OTTI”) on at least an annual basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement; and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

(g)	Bond commissions revenue recognition

Bond sales transactions and related revenue and expenses are recorded on a settlement date basis.  The effect on the financial statements of using the settlement date basis rather than the trade date basis is not material.

(h)	Loans held for sale

Effective January 1, 2018, mortgage loans originated and intended for sale in the secondary market are carried at fair value with changes in fair value recognized in current period earning. For periods prior to December 31, 2018, mortgage loans held for sale were carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

A loan is moved to non-accrual status in accordance with the Company’s policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  Single family home loans, consumer loans and smaller commercial,

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

land, development and construction loans (less than $500) are monitored by payment history, and as such, past due payments is generally the triggering mechanism to determine non-accrual status.  Larger (greater than $500) commercial, land, development and construction loans are monitored on a loan level basis, and therefore in these cases it is more likely that a loan may be placed on non-accrual status before it becomes 90 days past due.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non real estate consumer loans are typically charged off no later than 120 days past due.

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

As a part of business acquisitions, the Company acquires loans, some of which have shown evidence of credit deterioration since origination. These purchased credit-impaired (“PCI”) loans were determined to be credit impaired based on specific risk characteristics of the loan, including, but not limited to loans on non-accrual status, loans with insufficient cash flow, past due loans, high loan-to-value ratios, loans in process of foreclosure, or any TDR with loss potential. The Company, as a purchaser, is permitted to aggregate credit impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. For the loan portfolios acquired, the Company aggregated the commercial, consumer, and residential loans into pools of loans with common risk characteristics for each institution acquired. These acquired loans were recorded at the acquisition date fair value, and after acquisition, losses are recognized through the allowance for loan losses. The Company estimates the amount and timing of expected cash flows for each acquired loan pool and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan pools.

As frequently as quarter or as long as annually, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income over the life of the pool. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income over the life of the pool. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio.

(k)	Concentration of credit risk

Most of the Company’s business activity is with customers located within Southeastern United States largely in Florida, also in Alabama and Georgia.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and the real estate market within Southeast, primarily in Florida.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

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

December 31, 2018, 2017 and 2016

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

The Company evaluates the loans acquired from the Gulfstream, First Southern, Community Bank, First National, Platinum and Gateway acquisitions that were not PCI loans as individual loan portfolio segments.  The Company considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, historical loss rates, environmental factors and impaired loans in arriving at its estimate.   The general loan loss allowance recorded for these performing loans acquired from Gulfstream is allocated between the five portfolio segments described above in Note 5.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

(q)	Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and other stock

The Company’s subsidiary bank is a member of the FHLB and FRB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB, FRB and other stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

(r)	Bank owned life insurance (BOLI)

The Company, through its subsidiary bank, has purchased life insurance policies on certain key executives or acquired through various bank acquisitions. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the commitment of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. The gain generally represents the portion of the proceeds attributed to servicing release premiums received from the investors and the realization of origination fees received from borrowers which were deferred as part of the carrying amount of the loan. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at the lower of cost or market. The fair value of the underlying commitment is not material to the Consolidated Financial Statements. The standard structure of mortgage loan sales provides for the Company to retain a portion of the cash flow from the interest payments received on the loan. Fees for servicing loans for investors are based on the outstanding principal balance of the loans serviced and are recognized as income when earned. This cash flow is commonly known as a servicing spread. The servicing spread is recognized as a servicing asset to the extent the spread exceeds adequate compensation for the servicing function and recorded as a component of Other Intangible Assets in the Consolidated Balance Sheets. The fair value of the servicing asset is measured on a recurring basis at the present value of future cash flows using market-based discount assumptions. The future cash flows for each asset are based on their unique characteristics and market-based assumptions for prepayment speeds, default and voluntary prepayments. Adjustments to fair value are recorded as a component of Mortgage Banking Revenue. The value of our servicing portfolio is periodically independently evaluated.
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

December 31, 2018, 2017 and 2016

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

December 31, 2018, 2017 and 2016

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

Cash on hand or on deposit with the Federal Reserve Bank is generally required to meet regulatory reserve and clearing requirements. Cash is required to be pledged as collateral to the third party dealers for the interest rate swap derivatives.
(ad)	Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

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

The Company’s correspondent banking and capital markets division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking in Florida, Georgia and Alabama.  Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in Note 25.
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

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; ( (5) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying Notes to the Financial Statements; and (6) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Starting with the first quarter of 2018, the Company began using an exit price notion when measuring the fair value of its loan portfolio, excluding loans held for sale, for disclosure purposes.  The new guidance did not impact the Company's Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." Under this guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases. Management is electing the effective date method of the modified retrospective transition approach.  Under the effective date method, all lease accounting transitions to ASC 842 as of January 1, 2019 through a one-time recognition of previously off-balance sheet leases as well as a one-time offset to retained earnings for measurement differences.  Under the effective date transition approach, all comparative periods presented prior to January 1, 2019 will remain in accordance with legacy lease accounting of ASC 840.  The Company leases certain properties and equipment under operating leases that will result in the recognition of right-of-use lease assets of approximately $21 million and lease liabilities of approximately $24 million on the Company’s Consolidated Balance Sheets.  The one-time transition impact to retained earnings from measurement differences is expected to be immaterial.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company formed a CECL committee to assist with the implementation process. It has selected a third-party vendor to assist with the allowance for loan loss methodology as well as advisory services related to the implementation of the amendments of ASU 2016-13.  The Company continues to work with the third-party vendor to develop the CECL model and evaluate the impact to the Company’s Consolidated Financial Statements.   The standard will add new disclosures related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on the Company’s Financial Statements.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, “Compensation—Stock Compensation,” to a change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the  classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company evaluated the impact of adopting the new guidance on the Consolidated Financial Statements, but it did not have a material impact.

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

December 31, 2018, 2017 and 2016

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

December 31, 2018, 2017 and 2016

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement,” to modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.  The following disclosure requirements were modified in Topic 820: (1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements, but it is not expected to have a material impact.
(2)	Trading Securities

Realized and unrealized gains and losses are included in trading securities revenue, a component of non-interest income.  Securities purchased for this portfolio have primarily been municipal securities.

A list of the activity in this portfolio for 2018 and 2017 is summarized below.

	2018	2017
Beginning balance	$6,777	$12,383
Purchases	254,555	230,074
Proceeds from sales	(259,652)	(235,922)
Net realized gain on sales	20	195
Mark-to- market adjustment	37	47
Ending balance	$1,737	$6,777

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

(3)	Investment Debt Securities

Available for Sale Debt Securities

All of the mortgage backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs.

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$6,265	$162	$—	$6,427
Obligations of U.S. government sponsored entities and agencies	38,794	7	933	37,868
Mortgage backed securities	1,623,906	3,792	33,423	1,594,275
Municipal securities	88,415	698	335	88,778
Total available for sale debt securities	$1,757,380	$4,659	$34,691	$1,727,348

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$5,000	$200	$—	$5,200
Obligations of U.S. government sponsored entities and agencies	10,000	—	426	9,574
Mortgage backed securities	982,565	752	10,706	972,611
Municipal securities	71,961	863	66	72,758
Total available for sale debt securities	$1,069,526	$1,815	$11,198	$1,060,143

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2018 include some securities acquired through the acquisitions of Sunshine and Harbor on January 1, 2018. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities.  Sales of available for sale securities were as follows:

	2018	2017	2016
Proceeds	$355,652	$312,692	$142,075
Gross gains	$68	$740	$13
Gross losses	$90	$747	$—

The tax provisions related to these net realized gains were $(6), $(3) and $5, respectively.

Available for sale debt securities pledged at December 31, 2018 and 2017 had a carrying amount (estimated fair value) of $961,721 and $255,788, respectively.  These securities were pledged primarily to secure public deposits and repurchase agreements. At year-end 2018 and 2017, there were no holdings of available for sale securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

The fair value and amortized cost of available for sale debt securities at year end 2018 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Available for sale debt securities:	Value	Cost
Due in one year or less	$967	$966
Due after one year through five years	6,080	6,038
Due after five years through ten years	30,997	31,396
Due after ten years through thirty years	95,029	95,074
Mortgage backed securities	1,594,275	1,623,906
Total available for sale debt securities	$1,727,348	$1,757,380

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017.

	December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$25,104	$332	$9,398	$601	$34,502	$933
Mortgage backed securities	647,923	10,782	635,172	22,641	1,283,095	33,423
Municipal securities	25,031	316	3,381	19	28,412	335
Total temporarily impaired available for sale debt securities	$698,058	$11,430	$647,951	$23,261	$1,346,009	$34,691

	December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$—	$—	$9,574	$426	$9,574	$426
Mortgage backed securities	477,925	3,298	316,066	7,408	793,991	10,706
Municipal securities	11,698	66	—	—	11,698	66
Total temporarily impaired available for sale debt securities	$489,623	$3,364	$325,640	$7,834	$815,263	$11,198

Mortgage-backed securities:  At December 31, 2018, nearly 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Held to Maturity Debt Securities

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of December 31, 2018 and 2017.

	December 31, 2018
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$84,983	$—	$2,462	$82,521
Municipal securities	131,850	799	2,991	129,658
Total held to maturity debt securities	$216,833	$799	$5,453	$212,179

	December 31, 2017
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$100,039	$—	$1,068	$98,971
Municipal securities	132,360	1,781	1,497	132,644
Total held to maturity debt securities	$232,399	$1,781	$2,565	$231,615

Held to maturity debt securities pledged at December 31, 2018 and 2017 had a carrying amount of $103,710 and $97,389.  These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2018 and 2017, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The fair value and amortized cost of held to maturity debt securities at year end 2018 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Held to maturity debt securities	Fair Value	Cost
Due after five years through ten years	$2,051	$2,045
Due after ten years through thirty years	127,607	129,805
Mortgage backed securities	82,521	84,983
Total held to maturity debt securities	$212,179	$216,833

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

The following tables show the Company’s held to maturity debt investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at December 31, 2018 and 2017.

	December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$—	$—	$82,521	$2,462	$82,521	$2,462
Municipal securities	22,560	203	47,807	2,788	70,367	2,991
Total temporarily impaired held to maturity debt securities	$22,560	$203	$130,328	$5,250	$152,888	$5,453

	December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed securities	$57,266	$451	$41,705	$617	$98,971	$1,068
Municipal securities	13,350	186	37,963	1,311	51,313	1,497
Total temporarily impaired held to maturity debt securities	$70,616	$637	$79,668	$1,928	$150,284	$2,565

Mortgage-backed securities:  At December 31, 2018, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

Municipal securities:  Unrecognized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery.  The fair value is expected to recover as the securities approach maturity.

(4)Loans Held for Sale

For periods prior to December 31, 2017, mortgage loans held for sale were valued at the lower of cost or fair value.  Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  This change was accounted for on a prospective basis.  Net gains from changes in estimated fair value of mortgage loans held for sale were $1,081 at December 31, 2018. The total unpaid principal balance of loans held for sale was $39,318 at December 31, 2018. No loans held for sale at December 31, 2018 were past due or on non-accrual.

The table below summarizes the activity in mortgage loans held for sale for the years ended December 31, 2018 and 2017.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

	December 31,
	2018	2017
Beginning balance	$19,647	$2,285
Effect from acquisitions	8,959	—
Loans originated	403,492	93,642
Proceeds from sales	(403,583)	(77,791)
Change in fair value	1,081	—
Net realized gain on sales	10,803	1,511
Ending balance	$40,399	$19,647

As loans are closed, they are typically sold at prices specified in the forward contracts.  Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts.  Derivative mortgage loan commitments, or interest rate locks, are also utilized and relate to the origination of a mortgage that will be held for sale upon funding.  The Company began utilizing these derivative financial instruments on its loans held for sale in year 2018 to manage interest rate risk and not for speculative purposes. The changes in fair value of $1,081, the net realized gain on sales of loans held for sale of $10,803, and the net unrealized gain on mortgage banking derivatives of $614 are the main components of Mortgage Banking Revenue as reported in the Company’s Consolidated Statements of Income and Comprehensive Income. The table below summarizes the notional amounts for interest rate lock commitments, best efforts forward trades and MBS forward trades pertaining to loans held for sale at December 31, 2018.

Notional
Interest rate lock commitments	$49,545
Best efforts forward trades	61,865
MBS forward trades	30,000
Total derivative instruments	$141,410

Mortgage banking derivatives, which are included in Other Assets and Other Liabilities on the Company’s Consolidated Balance Sheets, used in the ordinary course of business consist of forward sales contracts and interest rate lock commitments on residential mortgage loans.  Forward sales contracts represent future commitments to deliver loans at a specified price and by a specified date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale.  Rate lock commitments represent commitments to fund loans at a specific rate and by a specified expiration date.  These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

(5)	Loans

The following table sets forth information concerning the loan portfolio by collateral types as of December 31, 2018 and 2017 are:

	December 31, 2018	December 30, 2017
Loans excluding PCI loans
Real estate loans
Residential	$1,702,114	$1,025,303
Commercial	4,454,098	2,546,143
Land, development and construction	635,562	235,816
Total real estate	6,791,774	3,807,262
Commercial	1,183,380	693,501
Consumer and other loans	203,686	107,480
Loans before unearned fees and deferred cost	8,178,840	4,608,243
Net unearned fees and costs	2,693	820
Total loans excluding PCI loans	8,181,533	4,609,063
PCI loans (note 1)
Real estate loans
Residential	58,804	59,975
Commercial	87,336	92,791
Land, development and construction	7,028	6,656
Total real estate	153,168	159,422
Commercial	5,594	4,444
Consumer and other loans	209	292
Total PCI loans	158,971	164,158
Total loans	8,340,504	4,773,221
Allowance for loan losses for loans that are not PCI loans	(39,579)	(32,530)
Allowance for loan losses for PCI loans	(191)	(295)
Total loans, net of allowance for loan losses	$8,300,734	$4,740,396

Note 1:  Purchased credit-impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018, 2017 and 2016.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:

Twelve months ended December 31, 2018
Beginning of the period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530
Charge-offs	(516)	(13)	(126)	(1,474)	(1,706)	(3,835)
Recoveries	1,027	679	39	360	327	2,432
Provision for loan losses	(996)	3,008	689	3,398	2,353	8,452
Balance at end of period	$5,518	$22,978	$1,781	$6,414	$2,888	$39,579

Twelve months ended December 31, 2017
Beginning of the period	$5,640	$14,713	$883	$3,785	$1,548	$26,569
Charge-offs	(254)	(74)	—	(677)	(994)	(1,999)
Recoveries	950	662	596	334	217	2,759
Provision for loan losses	(333)	4,003	(300)	688	1,143	5,201
Balance at end of period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530

Twelve months ended December 31, 2016
Beginning of the period	$6,015	$10,559	$936	$3,212	$1,421	$22,143
Charge-offs	(290)	(1,190)	(232)	(186)	(849)	(2,747)
Recoveries	1,220	625	269	325	189	2,628
Provision for loan losses	(1,305)	4,719	(90)	434	787	4,545
Balance at end of period	$5,640	$14,713	$883	$3,785	$1,548	$26,569

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:

Twelve months ended December 31, 2018
Beginning of the period	$—	$59	$222	$—	$14	$295
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	—	—	75	—	75
Provision for loan losses	—	(59)	(45)	(65)	—	(169)
Balance at end of period	$—	$—	$177	$—	$14	$191

Twelve months ended December 31, 2017
Beginning of the period	$54	$92	$312	$—	$14	$472
Charge-offs	—	—	—	—	—	—
Recoveries	—	66	—	—	—	66
Provision for loan losses	(54)	(99)	(90)	—	—	(243)
Balance at end of period	$—	$59	$222	$—	$14	$295

Twelve months ended December 31, 2016
Beginning of the period	$—	$103	$1	$3	$14	$121
Charge-offs	—	—	(66)	—	—	(66)
Recoveries	—	—	—	—	—	—
Provision for loan losses	54	(11)	377	(3)	—	417
Balance at end of period	$54	$92	$312	$—	$14	$472

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017.  Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of December 31, 2018	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$331	$250	$—	$1,034	$1	$1,616
Collectively evaluated for impairment	5,187	22,728	1,781	5,380	2,887	37,963
Purchased credit-impaired	—	—	177	—	14	191
Total ending allowance balance	$5,518	$22,978	$1,958	$6,414	$2,902	$39,770

Loans:
Individually evaluated for impairment	$6,234	$7,496	$117	$1,708	$145	$15,700
Collectively evaluated for impairment	1,695,880	4,446,602	635,445	1,181,672	203,541	8,163,140
Purchased credit-impaired	58,804	87,336	7,028	5,594	209	158,971
Total ending loan balances	$1,760,918	$4,541,434	$642,590	$1,188,974	$203,895	$8,337,811

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

	Real Estate Loans
As of December 31, 2017	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$586	$—	$4	$206	$8	$804
Collectively evaluated for impairment	5,417	19,304	1,175	3,924	1,906	31,726
Purchased credit-impaired	—	59	222	—	14	295
Total ending allowance balance	$6,003	$19,363	$1,401	$4,130	$1,928	$32,825

Loans:
Individually evaluated for impairment	$8,101	$8,218	$331	$3,497	$198	$20,345
Collectively evaluated for impairment	1,017,202	2,537,925	235,485	690,004	107,282	4,587,898
Purchased credit-impaired	59,975	92,791	6,656	4,444	292	164,158
Total ending loan balance	$1,085,278	$2,638,934	$242,472	$697,945	$107,772	$4,772,401

The following is a summary of information regarding impaired loans at December 31, 2018 and 2017:

	December 31,
	2018	2017
Performing TDRs (these are not included in non-performing loans ("NPLs"))	$8,475	$12,081
Non-performing TDRs (these are included in NPLs)	1,002	698
Total TDRs (these are included in impaired loans)	9,477	12,779
Impaired loans that are not TDRs	6,223	7,566
Total impaired loans	$15,700	$20,345

Troubled Debt Restructurings:

In certain circumstances it may be beneficial to modify or restructure the terms of a loan (i.e. troubled debt restructure or “TDR”) and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When the Company modifies the terms of a loan, it usually either reduces the monthly payment and/or interest rate for generally twelve to twenty-four months.  The Company has not forgiven any material principal amounts on any loan modifications to date.  The Company has $9,477 of TDRs.  Of this amount $8,475 are performing pursuant to their modified terms, and $1,002 are not performing and have been placed on non-accrual status and included in our non-performing loans (“NPLs”).

TDRs as of December 31, 2018 and 2017 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

As of December 31, 2018	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$5,848	$386	$6,234
Commercial	1,837	566	2,403
Land, development, construction	77	41	118
Total real estate loans	7,762	993	8,755
Commercial	577	—	577
Consumer and other	136	9	145
Total TDRs	$8,475	$1,002	$9,477

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

As of December 31, 2017	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$7,737	$364	$8,101
Commercial	3,286	306	3,592
Land, development, construction	332	—	332
Total real estate loans	11,355	670	12,025
Commercial	556	—	556
Consumer and other	170	28	198
Total TDRs	$12,081	$698	$12,779

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  The Company’s policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.  The Company recorded a provision for loan loss expense of $77, $265 and $454 and partial charge offs of $44, $72 and $209 on TDR loans during the periods ending December 31, 2018, 2017 and 2016, respectively.

Loans are modified to minimize loan losses when management believes the modification will improve the borrower’s financial condition and ability to repay the loan.  The Company typically does not forgive principal.  The Company generally either reduces interest rates or decreases monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  The Company may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and management tries to accommodate the borrower and minimize the Company’s potential losses.  Approximately 89% of the Company’s TDRs are current pursuant to their modified terms, and $1,002, or approximately 11% of the Company’s total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the twelve month periods ending December 31, 2018, 2017 and 2016 were $1,830, $2,258 and $4,079.  The Company recorded a loan loss provision of $9, $14 and $229 for loans modified during the twelve-month periods ending December 31, 2018, 2017 and 2016.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2018, 2017 and 2016.

	Period Ending		Period Ending		Period Ending
	December 31, 2018		December 31, 2017		December 31, 2016
	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment	of loans	investment
Residential	—	$—	—	$—	2	$167
Commercial real estate	1	433	1	177	2	936
Land, development, construction	1	49	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	2	$482	1	$177	4	$1,103

The Company recorded no provision for loan loss expense or partial charge offs during the year ending December 31, 2018 on TDR loans that subsequently defaulted as described above. The Company recorded $8 and $76 in provision for loan loss expense and $8 and $77 in partial charge offs during the years ending December 31, 2017 and 2016, respectively, on TDR loans that subsequently defaulted as described above.

The Company has allocated $334 and $601 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2018 and 2017.   The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2018 and 2017 excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30.  The recorded investment is less than the unpaid principal balance primarily due to partial charge-offs.

As of December 31, 2018	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$3,608	$3,485	$—
Commercial real estate	6,447	5,906	—
Land, development, construction	144	117	—
Commercial and industrial	364	353	—
Consumer, other	109	108	—

With an allowance recorded:
Residential real estate	2,897	2,749	331
Commercial real estate	1,593	1,590	250
Land, development, construction	—	—	—
Commercial and industrial	1,378	1,355	1,034
Consumer, other	53	37	1
Total	$16,593	$15,700	$1,616

As of December 31, 2017	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$4,945	$4,818	$—
Commercial real estate	8,973	8,218	—
Land, development, construction	260	210	—
Commercial and industrial	3,374	2,968	—
Consumer, other	142	127	—

With an allowance recorded:
Residential real estate	3,426	3,283	586
Commercial real estate	—	—	—
Land, development, construction	140	121	4
Commercial and industrial	531	529	206
Consumer, other	78	71	8
Total	$21,869	$20,345	$804

December 31, 2018	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$7,492	$308	$—
Commercial	7,876	104	—
Land, development, construction	588	8	—
Total real estate loans	15,956	420	—

Commercial and industrial	2,081	$33	—
Consumer and other loans	174	8	—
Total	$18,211	$461	$—

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

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

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and 2017 excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30:

As of December 31, 2018	Non-accrual	Loans past due over 90 days still accruing
Residential real estate	$11,488	$—
Commercial real estate	8,445	—
Land, development, construction	795	—
Commercial	2,274	—
Consumer, other	565	—
Total	$23,567	$—

As of December 31, 2017	Non-accrual	Loans past due over 90 days still accruing
Residential real estate	$7,107	$—
Commercial real estate	6,549	—
Land, development, construction	138	—
Commercial	3,121	—
Consumer, other	373	—
Total	$17,288	$—

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

The following tables present the aging of the recorded investment in past due loans as of December 31, 2018 and 2017, excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30:

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Non-accrual Loans
As of December 31, 2018
Residential real estate	$1,702,114	$5,730	$5,631	$—	$11,360	$1,679,266	$11,488
Commercial real estate	4,454,098	10,840	4,607	—	15,446	4,430,207	8,445
Land/dev/construction	635,562	661	4,022	—	4,683	630,084	795
Commercial	1,183,380	2,803	878	—	3,681	1,177,425	2,274
Consumer	203,686	1,061	271	—	1,332	201,789	565
	$8,178,840	$21,094	$15,408	$—	$36,502	$8,118,771	$23,567

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Non-accrual Loans
As of December 31, 2017
Residential real estate	$1,025,303	$3,568	$1,821	$—	$5,389	$1,012,807	$7,107
Commercial real estate	2,546,143	1,158	2,272	—	3,430	2,536,164	6,549
Land/dev/construction	235,816	2,807	189	—	2,996	232,682	138
Commercial	693,501	568	763	—	1,331	689,049	3,121
Consumer	107,480	471	48	—	519	106,588	373
	$4,608,243	$8,572	$5,093	$—	$13,665	$4,577,290	$17,288

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2018 and 2017, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30, is presented below.  The increase in loans categorized as special mention between the periods presented is due to the acquisitions of Sunshine and Harbor on January 1, 2018 and Charter on September 1, 2018, respectively.

	As of December 31, 2018
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$1,633,810	$41,522	$26,782	$—
Commercial real estate	4,246,687	160,981	46,430	—
Land/dev/construction	610,631	20,586	4,345	—
Commercial	1,137,272	40,836	5,272	—
Consumer	202,701	247	738	—
Total	$7,831,100	$264,172	$83,568	$—

	As of December 31, 2017
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$987,472	$20,435	$17,396	$—
Commercial real estate	2,411,085	115,942	19,116	—
Land/dev/construction	217,555	17,699	562	—
Commercial	674,764	14,186	4,551	—
Consumer	106,735	139	606	—
Total	$4,397,611	$168,401	$42,231	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans, excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30, based on payment activity as of December 31, 2018 and 2017:

As of December 31, 2018	Residential	Consumer
Performing	1,690,626	203,121
Non-performing	11,488	565
Total	1,702,114	203,686

As of December 31, 2017	Residential	Consumer
Performing	$1,018,196	$107,107
Non-performing	7,107	373
Total	$1,025,303	$107,480

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Purchased Credit-Impaired (“PCI”) Loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2018, 2017 and 2016.  Contractually required principal and interest payments have been adjusted for estimated prepayments.

	December 31,
	2018	2017	2016
Contractually required principal and interest	$267,815	$248,283	$297,821
Non-accretable difference	(38,602)	(13,183)	(18,372)
Cash flows expected to be collected	229,213	235,100	279,449
Accretable yield	(70,242)	(70,942)	(93,525)
Carrying value of acquired loans	158,971	164,158	185,924
Allowance for loan losses	(191)	(295)	(472)
Carrying value less allowance for loan losses	$158,780	$163,863	$185,452

The Company recorded $(169), $(243) and $417 in loan loss provision (recovery) expense on PCI loans during the years ending December 31, 2018, 2017 and 2016, respectively.  The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current year.  These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified approximately $22,469, $4,707 and $6,220 from non-accretable difference to accretable yield during the twelve-month periods ending December 31, 2018, 2017 and 2016, respectively, to reflect the adjusted estimates of future expected cash flows.

The Company recognized approximately $35,944 of accretion income during the twelve-month period ending December 31, 2018.  The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the periods ending December 31, 2018, 2017 and 2016.

		Effect of	income	all other
	December 31, 2017	acquisitions	accretion	adjustments	December 31, 2018
Contractually required principal and interest	$248,283	$122,392	$—	$(102,860)	$267,815
Non-accretable difference	(13,183)	(58,927)	—	33,508	(38,602)
Cash flows expected to be collected	235,100	63,465	—	(69,352)	229,213
Accretable yield	(70,942)	(7,770)	35,944	(27,474)	(70,242)
Carry value of acquired loans	$164,158	$55,695	$35,944	$(96,826)	$158,971

		Effect of	income	all other
	December 31, 2016	acquisitions	accretion	adjustments	December 31, 2017
Contractually required principal and interest	$297,821	$31,334	$—	$(80,872)	$248,283
Non-accretable difference	(18,372)	(7,104)	—	12,293	(13,183)
Cash flows expected to be collected	279,449	24,230	—	(68,579)	235,100
Accretable yield	(93,525)	(4,185)	32,388	(5,620)	(70,942)
Carry value of acquired loans	$185,924	$20,045	$32,388	$(74,199)	$164,158

		Effect of	income	all other
	December 31, 2015	acquisitions	accretion	adjustments	December 31, 2016
Contractually required principal and interest	$332,570	$73,005	$—	$(107,754)	$297,821
Non-accretable difference	(19,452)	(9,295)	—	10,375	(18,372)
Cash flows expected to be collected	313,118	63,710	—	(97,379)	279,449
Accretable yield	(102,590)	(18,585)	34,006	(6,356)	(93,525)
Carry value of acquired loans	$210,528	$45,125	$34,006	$(103,735)	$185,924

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

(6)	Other real estate owned

Other real estate owned means real estate acquired through or instead of loan foreclosure.  Activity in the valuation allowance was as follows:

	2018	2017	2016
Beginning of year	$861	$869	$1,297
Valuation write down of repossessed real estate	482	682	871
Sales and/or dispositions	(939)	(690)	(1,299)
End of year	$404	$861	$869

Expenses related to foreclosed real estate include:

	2018	2017	2016
Gain on sale of repossessed real estate	$(1,933)	(876)	(1,528)
Valuation write down of repossessed real estate	482	682	871
Operating expenses, net of rental income	2,815	2,252	2,392
Total	$1,364	$2,058	$1,735

(7)	Fair value

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

The fair values of available for sale debt securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair values of corporate debt securities are calculated using market indicators such as broker quotes (Level 2).

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

The Company has the rights to service a portfolio of Fannie Mae ("FNMA") and other loans sold on a servicing retained basis. The fair value of mortgage servicing assets are measured when the loan is sold and subsequently measured at fair value on a recurring basis. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments (Level 2). Adjustments to fair value are recorded as a component of Mortgage Banking Revenue in the Consolidated Statements of Income and Comprehensive Income.

Effective January 1, 2018, the Company elected to account for mortgage loans held for sale under the fair value option with changes in fair value recognized in current period earnings. For periods prior to December 31, 2017, these loans were valued at the lower of cost or fair value.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans (Level 2).  In conjunction with the fair value election on loans held for sale, Mortgage banking uses derivative forward sales contracts and interest rate lock commitments on residential mortgage loans.  Fair values of these

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

mortgage derivatives are estimated based on changes in market prices for mortgage forward trades and mortgage interest rates (Level 2) and estimated pull through percentages from the date the interest on the loan is locked (Level 3).

The Company has the rights to service a portfolio of Fannie Mae ("FNMA") and other government guaranteed loans sold on a servicing retained basis. Mortgage servicing assets are measured at fair value when the loan is sold and subsequently measured at fair value on a recurring basis utilizing Level 2 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. Adjustments to fair value are recorded as a component of Mortgage Banking Revenue in the Consolidated Statements of Income and Comprehensive Income.

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

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2018, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 7% to 10%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2018
Assets:
Trading securities	$1,737	—	$1,737	—
Available for sale debt securities
Corporate debt securities	6,427	—	6,427	—
Obligations of U.S. government sponsored entities and agencies	37,868	—	37,868	—
Mortgage backed securities	1,594,275	—	1,594,275	—
Municipal securities	88,778	—	88,778	—
Loans held for sale, at fair value	40,399	—	40,399	—
Mortgage servicing assets	1,565	—	1,565	—
Mortgage banking derivatives	783	—	—	783
Interest rate swap derivatives	92,475	—	92,475	—

Liabilities:
Mortgage banking derivatives	169	—	164	5
Interest rate swap derivatives	92,892	—	92,892	—

at December 31, 2017
Assets:
Trading securities	$6,777	—	$6,777	—
Available for sale debt securities
U.S. Treasury securities	5,200	—	5,200	—
Obligations of U.S. government sponsored entities and agencies	9,574	—	9,574	—
Mortgage backed securities	972,611	—	972,611	—
Municipal securities	72,758	—	72,758	—
Interest rate swap derivatives	42,480	—	42,480	—

Liabilities:
Interest rate swap derivatives	43,259	—	43,259	—

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31, 2018
Assets:
Impaired loans
Residential real estate	$1,811	—	—	$1,811
Commercial real estate	5,614	—	—	5,614
Land, land development and construction	90	—	—	90
Commercial	1,274	—	—	1,274
Consumer	40	—	—	40
Other real estate owned
Land, land development and construction	867	—	—	867
Bank property held for sale	5,805	—	—	5,805

at December 31, 2017
Assets:
Impaired loans
Residential real estate	$2,423	—	—	$2,423
Commercial real estate	6,293	—	—	6,293
Land, land development and construction	292	—	—	292
Commercial	2,131	—	—	2,131
Consumer	57	—	—	57
Other real estate owned
Residential real estate	635	—	—	635
Commercial real estate	261	—	—	261
Land, land development and construction	1,481	—	—	1,481
Bank property held for sale	1,516	—	—	1,516

Impaired loans measured at fair value had a recorded investment of $8,829 with a valuation allowance of $1,463 at December 31, 2018, and a recorded investment of $11,673, with a valuation allowance of $477, at December 31, 2017.  The Company recorded a provision for loan loss expense of $1,363 and $842 on these loans during the years ending 2018 and 2017, respectively.

Other real estate owned had a decline in fair value of $482 and $682 during the twelve-month periods ending December 31, 2018 and 2017, respectively.  Changes in fair value were recorded directly as an adjustment to current earnings through non-interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches or acquired through various acquisitions. The real estate was transferred out of the Bank Premises and Equipment category into Bank Property Held For Sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals. The Company recorded an impairment charge, of $2,667 and $519 during the twelve month periods ending December 31, 2018 and 2017 related to bank properties held for sale.

Fair Value of Financial Instruments:

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

December 31, 2018, 2017 and 2016

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

Other Borrowings:  The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other borrowings (subordinated notes), approximate their fair values resulting in a Level 2 classification.

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

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

		Fair value measurements
at December 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$367,333	$367,333	$—	$—	$367,333
Trading securities	1,737	—	1,737	—	1,737
Available for sale debt securities	1,727,348	—	1,727,348	—	1,727,348
Held to maturity debt securities	216,833	—	212,179	—	212,179
FHLB, FRB and other stock	79,584	—	—	—	n/a
Loans held for sale, at fair value	40,399	—	40,399	—	40,399
Loans, net	8,300,734	—	—	8,342,220	8,342,220
Mortgage servicing assets	1,565	—	1,565	—	1,565
Mortgage banking derivatives	783	—	—	783	783
Interest rate swap derivatives	92,475	—	92,475	—	92,475
Accrued interest receivable	33,143	—	8,355	24,788	33,143

Financial liabilities:
Deposits- without stated maturities	$7,655,376	$7,655,376	$—	$—	$7,655,376
Deposits- with stated maturities	1,821,960	—	1,827,299	—	1,827,299
Securities sold under agreement to repurchase	57,772	—	57,772	—	57,772
Federal funds purchased and other borrowings	655,360	—	655,360	—	655,360
Corporate debentures	32,415	—	—	28,621	28,621
Mortgage banking derivatives	169	—	164	5	169
Interest rate swap derivatives	92,892	—	92,892	—	92,892
Accrued interest payable	2,627	—	2,627	—	2,627

		Fair value measurements
at December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$280,619	$280,619	$—	$—	$280,619
Trading securities	6,777	—	6,777	—	6,777
Available for sale debt securities	1,060,143	—	1,060,143	—	1,060,143
Held to maturity debt securities	232,399	—	231,615	—	231,615
FHLB, FRB and other stock	34,876	—	—	—	n/a
Loans held for sale	19,647	—	19,647	—	19,647
Loans, net	4,740,396	—	—	4,731,514	4,731,514
Interest rate swap derivatives	42,480	—	42,480	—	42,480
Accrued interest receivable	18,628	—	5,370	13,258	18,628

Financial liabilities:
Deposits- without stated maturities	$4,727,840	$4,727,840	$—	$—	$4,727,840
Deposits- with stated maturities	832,683	—	845,039	—	845,039
Securities sold under agreement to repurchase	52,080	—	52,080	—	52,080
Federal funds purchased and other borrowings	331,490	—	331,490	—	331,490
Corporate debentures	26,192	—	—	22,363	22,363
Interest rate swap derivatives	43,259	—	43,259	—	43,259
Accrued interest payable	1,169	—	1,169	—	1,169

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

(8)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
Land	$72,487	$51,724
Land improvements	1,381	1,251
Buildings	130,424	85,625
Leasehold improvements	13,655	6,575
Furniture, fixtures and equipment	45,056	38,662
Construction in progress	15,491	4,783
	278,494	188,620
Less: Accumulated depreciation	51,040	46,734
	$227,454	$141,886

The Company leases land and certain facilities under noncancellable operating leases.  The following is a schedule of future minimum annual rentals under the noncancellable operating leases:

Year ending December 31,
2018	7,113
2019	5,687
2020	5,004
2021	4,274
2022	3,163
Thereafter	15,047
$40,288

Rent expense, net of rental income, for the years ended December 31, 2018, 2017 and 2016, was $5,642, $2,996 and $1,955, respectively, and is included in Occupancy Expense in the accompanying Consolidated Statements of Income and Comprehensive Income.  Rental income for the years ended December 31, 2018, 2017 and 2016, was $1,183, $930, and $892, respectively, and is included in occupancy expense.

(9)	Goodwill and Intangible Assets

Goodwill

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment.  The change in balance for goodwill during the years 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Beginning of year	$257,683	$106,028	$76,739
Acquired goodwill	545,197	151,655	29,289
Impairment	—	—	—
End of year	$802,880	$257,683	$106,028

The Company performed a step 1 annual impairment analysis of the goodwill recorded at the commercial and retail banking (“Bank”) reporting unit as of November 30, 2018.  Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  The carrying amount of the reporting unit did not exceed its fair value resulting in no impairment.

Core Deposit and Trust Intangible Assets

Intangible assets consists of core deposit intangibles (“CDI”) and Trust intangible (“Trust”) which are from either whole bank or branch acquisitions. Acquired CDI and Trust are initially measured at fair value and then amortized over a ten-year period on an

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

accelerated basis using the projected decay rates of the underlying core deposits in the case of CDI, an accelerated method in the case of the Trust intangible. In December 2017, the Company sold its trust department resulting in the disposal of its related trust intangible asset.

The change in balance for the CDI and Trust intangible assets during the years 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Beginning of year	$24,063	$16,209	$13,001
Acquired CDI	51,945	12,424	6,282
Amortization expense on CDI and Trust	(9,783)	(3,997)	(3,074)
Disposal of Trust intangible asset	—	(573)	—
End of year	$66,225	$24,063	$16,209

CDI and Trust intangible assets for years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$93,964	$27,739	$42,019	$17,956
Total acquired intangibles	$93,964	$27,739	$42,019	$17,956

Estimated amortization expense for each of the next five years:

CDI
2019	$10,479
2020	9,111
2021	7,923
2022	7,245
2023	7,165

Mortgage and Small Business Administration Servicing Assets

Mortgage servicing assets (“MSA”) and small business administration (“SBA”) servicing assets are either originated by the Company’s commercial and retail banking business or obtained from whole bank acquisitions. The Company acquired a total of $1,828 MSA and SBA servicing assets through its acquisition of Charter on September 1, 2018. As these servicing rights were acquired at fair value as of acquisition date, no impairment charge has currently been assessed on these assets.

Mortgage Servicing Assets

Activity for MSA and the related valuation allowance follows:

2018
Beginning of year	$—
Effect from acquisitions	1,602
Changes in fair value	(37)
End of year	$1,565

Fair value at year end 2018 was determined using discount rates ranging from 0.4% to 1.1%, prepayment speeds ranging from 6.6% to 15.5%, depending on the stratification of the specific right, and a weighted average default rate of 0.5%.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Small Business Administration Servicing Assets

During the year ended December 31, 2018, the Company acquired $226 of SBA loans serviced for others in the acquisition of Charter (see Note 26 “Business Combinations”, for further information).  The Company had a total of $35,779, and $26,315 at December 31, 2018, and 2017, respectively of SBA loans sold with servicing assets retained.  The Company recorded $235 and $69 of amortization on the SBA servicing assets during the years ended December 31, 2018 and 2017, respectively. As the SBA servicing assets from the Charter acquisition was assumed at fair value on September 1, 2018, no impairment charge has currently been assessed on these assets. SBA servicing assets totaled $1,388 and $551 at December 31, 2018 and 2017, respectively.

The risk inherent in SBA servicing assets includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the SBA servicing assets to decline at a faster or slower rate than originally anticipated.

Activity for SBA servicing assets is as follows:

	2018	2017
Beginning of year	$551	$85
Additions	846	535
Effect from acquisitions	226	—
Amortized to expense	(235)	(69)
End of year	$1,388	$551

(10)	Deposits

A detail of deposits at December 31, 2018 and 2017 is as follows:

	December 31,
		Weighted		Weighted
		Average		Average
		Interest		Interest
	2018	Rate	2017	Rate
Non-interest bearing deposits	$2,923,640	—%	$1,999,901	—%
Interest bearing deposits:
Interest bearing demand deposits	1,811,006	0.3%	1,058,985	0.1%
Savings deposits	704,159	0.1%	501,014	0.1%
Money market accounts	2,216,571	0.9%	1,167,940	0.4%
Time deposits less than $100,000	871,043	1.6%	384,347	1.0%
Time deposits of $100,000 or greater	950,917	1.6%	448,336	1.2%
	$9,477,336	0.6%	$5,560,523	0.3%

The following table presents the amount of certificate accounts at December 31, 2018, maturing during the periods reflected below:

Year	Amount
2019	$1,337,688
2020	320,487
2021	89,880
2022	39,552
2023	33,965
Thereafter	388
Total	$1,821,960

Time deposits that meet or exceed the FDIC insurance limit of $250 at year end 2018 and 2017 were $397,369 and $197,247.  Total brokered deposits were $328,718 and $222,368 at year end 2018 and 2017, respectively.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

(11)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary bank enters into borrowing arrangements with its retail business customers by agreements to repurchase (“repurchase agreements”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2018 and 2017, the Company had $57,772 and $52,080 in repurchase agreements.  Repurchase agreements are secured by obligations of U.S. government agencies and municipal securities with fair values of $64,706 and $59,682 at December 31, 2018 and 2017, respectively.  Any risk related to these arrangements, primarily market value changes, is minimized due to the overnight (one-day) maturity and the additional collateral pledged over the borrowed amounts.

The following tables provide additional details as of December 31, 2018 and 2017.

	MBS	Municipal
As of December 31, 2018	Securities	Securities	Total
Market value of securities pledged	$64,269	$437	$64,706
Borrowings related to pledged amounts	57,594	178	57,772
Market value pledged as a % of borrowings	112%	246%	112%

	MBS	Municipal
As of December 31, 2017	Securities	Securities	Total
Market value of securities pledged	$59,239	$443	$59,682
Borrowings related to pledged amounts	52,030	50	52,080
Market value pledged as a % of borrowings	114%	886%	115%

Information concerning repurchase agreements is summarized as follows:

	2018	2017	2016
Average daily balance during the year	$54,344	$43,850	$29,435
Average interest rate during the year	1.16%	0.56%	0.35%
Maximum month-end balance during the year	$59,751	$52,080	$35,500
Weighted average interest rate at year end	1.66%	0.88%	0.33%

(12)	Federal Funds Purchased

Federal funds purchased, as listed below, are overnight deposits including deposits from correspondent banks.  At December 31, 2017, the Company also had $70,000 in overnight borrowings, with a weighted average interest rate of 1.63%, with the Federal Reserve Bank and financial institutions.  These borrowings are included in Federal Funds Purchased on the Company’s Consolidated Balance Sheets.

Information concerning these deposits is summarized as follows:

	2018	2017	2016
Average daily balance during the year	$250,499	$263,669	$210,276
Average interest rate during the period	2.02%	1.13%	0.55%
Maximum month-end balance during the year	$294,360	$335,531	$288,582
Weighted average interest rate at year end	2.07%	1.39%	0.72%

(13)	Other Borrowed Funds

From time to time, the Company borrows either through Federal Home Loan Bank advances or one-day borrowings, other than correspondent bank deposits listed in Note 12 above.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

At year end, advances from the Federal Home Loan Bank were as follows:

	2018	2017
Fixed rate advances, maturity through 01/28/2019,
rates from 2.45% and 2.54%, averaging 2.50%	$200,000	$—
Floating rate advances, rates of 2.65% and 1.59%,
as of December 31, 2018 and 2017, respectively	150,000	155,000
Total	$350,000	$155,000

Federal Home Loan Bank advances are collateralized by residential and commercial loans under a blanket lien arrangement and investment securities.  Based on this collateral, and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $871,067 at year end 2018.

The Company has $50,000 available in a revolving line of credit, with an interest rate of LIBOR plus 350 basis points (“bps”) and scheduled to mature on April 1, 2021. No revolving line of credit balance was outstanding as of December 31, 2018. For year ended December 31, 2017, the Company had $20,000 outstanding in this revolving line of credit with an interest rate of 4.84%.

On January 1, 2018, the Company acquired all the assets and assumed all the liabilities of Sunshine pursuant to the merger agreement, including Sunshine’s debt obligations. In March 2016, Sunshine accepted subscriptions for and sold, at 100% of their principal amount, an aggregate of $11,000 of subordinated notes (the “Notes”), on a private placement basis, to two accredited investors. The Notes bear interest at a fixed interest rate of 5.0% per year. The Notes have a term of five years, and have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals.

The Federal Home Loan Bank Advances, revolving line of credit and Notes are included in Other Borrowed Funds on the Company’s Consolidated Balance Sheets.
(14)	Corporate Debentures

In September 2003, the Company formed CenterState Banks of Florida Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities. On September 22, 2003, the Company issued a floating rate corporate debenture in the amount of $10,000.  The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture.  The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 305 basis points (“bps”)).   The corporate debenture and the trust preferred security each have 30-year lives.  The trust preferred security and the corporate debenture are callable by the Company or the Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required.  The Company has treated the corporate debenture as Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company’s investment in the common stock of the trust was $310 and is included in Other Assets.

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

December 31, 2018, 2017 and 2016

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

In January 2018, the Company assumed BSA Financial Statutory Trust I (“BSA”) and MRCB Statutory Trust II (“MRCB”) from its acquisition of HCBF. These Trusts were acquired by HCBF in prior acquisitions completed by HCBF. The issued floating rate corporate debentures related to BSA and MRCB were in the amounts of $5,000 and $3,000, respectively.  The trust preferred security essentially mirror the corporate debentures, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debentures (three month LIBOR plus 155 bps and LIBOR plus 160 bps, respectively).  The rates are subject to change quarterly. The corporate debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the corporate debentures are callable by the Company or the BSA and MRCB trusts, at their respective option, subject to prior approval by the Federal Reserve, if then required.  The Company has treated the corporate debentures as

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Tier 1 capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.  The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company’s investments in the common stock of the trusts were $155 and $93, respectively, and are included in Other Assets.

In September 2018, the Company assumed CBS Financial Capital Trust I (“CBS Trust I”) and CBS Financial Capital Trust II (“CBS Trust II”) pursuant to its acquisition of Charter, in the amounts of $4,000 and $5,000, respectively. CBS Trust I and CBS Trust II were subsequently redeemed in December 2018, at par with no gains or losses realized on the termination of debt, with prior approval by the Federal Reserve.

(15)	Income Taxes

Allocation of federal and state income tax expense between current and deferred portions for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Current	Deferred	Total
December 31, 2018:
Federal	$14,273	$16,843	$31,116
State	5,240	4,668	9,908
	$19,513	$21,511	$41,024
December 31, 2017:
Federal	$18,243	$29,393	$47,636
State	4,045	1,799	5,844
	$22,288	$31,192	$53,480
December 31, 2016:
Federal	$15,172	$3,127	$18,299
State	3,091	520	3,611
	$18,263	$3,647	$21,910

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017, are presented below:

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$10,079	$8,320
Stock based compensation	1,701	1,609
Deferred compensation	2,235	1,488
Impairment expenses	1,334	572
Net operating loss carryforward	18,313	13,278
Other real estate owned expenses	177	557
Fair value adjustments	17,929	13,414
Non-accrual interest	2,890	1,385
Unrealized loss on available for sale debt securities	7,611	2,378
Other	—	2,339
Total deferred tax assets	62,269	45,340

Deferred tax liabilities:
Premises and equipment, due to differences in
depreciation methods and useful lives	(8,145)	(5,441)
Deferred loan costs, net	(683)	(208)
Prepaid expenses	(1,608)	(1,752)
Like kind exchange	(197)	(197)
Accretion of discounts on investments	(67)	(17)
Other	(107)	—
Total deferred tax liabilities	(10,807)	(7,615)

Net deferred tax asset	$51,462	$37,725

As a result of the acquisition of First Southern on June 1, 2014, the Company obtained net operating loss carryforwards of approximately $57,375 which are subject to an Internal Revenue Code (“IRC”) Section 382 annual limitation of approximately $6,487 per year.  The Company obtained net operating loss carryforwards of approximately $11,526 and $8,763 as a result of the acquisitions of Community and Hometown, respectively, on March 1, 2016 which are also subject to IRC Section 382 limitations of approximately $1,722 and $507, respectively.  On May 1, 2017, the Company completed its acquisition of Gateway and as a result obtained net operating loss carryforwards of approximately $5,407, which are subject to IRC Section 382 limitations of approximately $3,289.  The Company obtained net operating loss carryforwards of approximately $22,529 and $14,003 as a result of the acquisitions of Sunshine and HCBF, respectively, on January 1, 2018 which are also subject to IRC Section 382 limitations of approximately $3,682 and $1,101, respectively.  On September 1, 2018, the Company acquired approximately $3,780 of net operating loss carryforwards pursuant to its acquisition of Charter, however, these net operating loss carryforwards are less than the IRC Section 382 annual limitation of approximately $9,036.

At December 31, 2018, total net operating losses approximate $71,483, which includes $19,653 from 2018. Effective January 1, 2018, net operating losses generated on January 1, 2018 and forward are no longer subject to a 20-year carryforward period and are carried indefinitely until fully utilized.  Excluding the net operating losses not subject to expiration, the Company had approximately $51,830 of net operating loss carryforwards at December 31, 2018, which will begin to expire as follows:

2027	$2,418
2028	1,996
2029	11,826
2030	13,681
2031	7,246
2032	6,841
2033	7,063
2035	759
$51,830

As a result of the enactment of the Tax Act on December 22, 2017, the Company evaluated its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on its deferred tax assets.  The reduction in the federal

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

corporate tax rate resulted in a one-time charge to the Company’s earnings and reduction to its net deferred tax assets of approximately $18,575, which was recorded in 2017.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In performing this analysis, the Company considers all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, it is more likely than not the deferred tax asset will be realized.  Based on management’s analysis, it was determined that it is more likely than not that the net deferred tax asset, net of the one-time charge mentioned above, will be realized as of December 31, 2018 and 2017.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia, Alabama, California, Colorado, North Carolina and Tennessee.  CSFL Insurance Corp. files a tax return in South Carolina.    The Company is no longer subject to examination by taxing authorities for the years before 2015.  The Company has not recorded any material interest or penalties on its income tax liabilities for the years 2018, 2017 and 2016.

A reconciliation between the actual tax expense and the “expected” tax expense, computed by applying the U.S. federal corporate rate of 21 percent for 2018 and 35 percent for 2017 and 2016 is as follows:

	December 31,
	2018	2017	2016
“Expected” tax expense	$41,466	$38,246	$22,488
Tax exempt interest, net	(3,177)	(4,104)	(2,364)
Bank owned life insurance	(1,167)	(1,251)	(825)
State income taxes, net of federal income tax benefits	7,827	4,077	2,347
Stock based compensation	17	40	81
Merger and acquisition related expenses	610	1,049	388
Excess tax benefit from stock based compensation	(5,095)	(3,007)	—
Revaluation of net deferred tax asset due to change in federal income tax rate	—	18,575	—
Other, net	543	(145)	(205)
	$41,024	$53,480	$21,910

(16)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2017 and 2016 were as follows:

	2018	2017
Beginning balance	$30,458	$26,515
New loans and advances on existing loans	39,183	21,753
Repayments	(21,215)	(17,810)
Ending balance	$48,426	$30,458

At December 31, 2018 and 2017 principal officers, directors, and their affiliates had $10,820 and $8,835, respectively, of available lines of credit.  Deposits from principal officers, directors, and their affiliates at year-end 2018 and 2017 were approximately $6,739 and $4,777, respectively.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Under these rules, banks are required to maintain a minimum CET1 ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets of 6%, a total risk-based capital ratio of 8%, and a minimum leverage capital ratio of 4%.  In addition, the rules require a capital conservation buffer of up to 2.5% above each of CET1, tier 1, and total risk-based capital which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in over a four-year period starting on January 1, 2016.  The capital conservation buffer was 1.875% in 2018 and 2.5% as of January 1, 2019.  When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets.  Management believes, as of December 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2018 and 2017, the most recent notifications from the Office of Comptroller of the Currency (“OCC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary for capital adequacy purposes for the Company as of December 31, 2018 and 2017, are presented in the table below.   The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital (to risk weighted assets)	$1,183,229	12.7%	$745,543	>8.0%	n/a	n/a
Tier 1 capital (to risk weighted assets)	1,143,459	12.3%	559,157	>6.0%	n/a	n/a
Common equity tier 1 capital (to risk weighted assets)	1,104,959	11.9%	419,368	>4.5%	n/a	n/a
Tier 1 capital (to average assets)	1,143,459	10.0%	455,561	>4.0%	n/a	n/a

December 31, 2017
Total capital (to risk weighted assets)	$682,175	12.6%	$434,245	>8.0%	n/a	n/a
Tier 1 capital (to risk weighted assets)	649,350	12.0%	325,684	>6.0%	n/a	n/a
Common equity tier 1 capital (to risk weighted assets)	621,956	11.5%	244,263	>4.5%	n/a	n/a
Tier 1 capital (to average assets)	649,350	9.8%	264,616	>4.0%	n/a	n/a

A summary of actual, required, and capital levels necessary for capital adequacy purposes in the case of the Company’s subsidiary bank as of December 31, 2018 and 2017, are presented in the table below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital (to risk weighted assets)	$1,177,082	12.6%	$745,003	>8.0%	$931,254	>10.0%
Tier 1 capital (to risk weighted assets)	$1,137,315	12.2%	558,753	>6.0%	745,003	>8.0%
Common equity tier 1 capital (to risk weighted assets)	$1,137,315	12.2%	419,064	>4.5%	605,315	>6.5%
Tier 1 capital (to average assets)	$1,137,315	10.0%	455,515	>4.0%	569,394	>5.0%

December 31, 2017
Total capital (to risk weighted assets)	$654,018	12.2%	$430,561	>8.0%	$538,202	>10.0%
Tier 1 capital (to risk weighted assets)	621,199	11.5%	322,921	>6.0%	430,561	>8.0%
Common equity tier 1 capital (to risk weighted assets)	621,199	11.5%	242,191	>4.5%	349,831	>6.5%
Tier 1 capital (to average assets)	621,199	9.4%	264,577	>4.0%	330,721	>5.0%

(18)	Dividends

The Company declared and paid cash dividends on its common stock of $35,906, $13,878 and $7,681 during the years ended December 31, 2018, 2017 and 2016, respectively.  Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency.   The Company received a $68,000 and $10,000 dividend from its subsidiary bank in 2018 and 2017, respectively.  At December 31, 2018, dividends from the subsidiary bank available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $136,124, subject to the Bank meeting or exceeding regulatory capital requirements.

(19)	Stock-Based Compensation

The Company assumed the obligations of Sunshine under Sunshine’s 2015 Equity Incentive Plan (“Sunshine Plan”) pursuant to the closing on January 1, 2018 by CenterState of the merger of Sunshine with and into CenterState.  All of the Sunshine stock options awarded pursuant to the Sunshine Plan outstanding at the merger closing date were converted to stock options for 590,345 of the Company’s common shares with an average exercise price of $14.84 per share.  At December 31, 2018, there were options outstanding for 16,020 shares of the Company’s common stock with an average exercise price of $15.88 per share and an average remaining contractual life of approximately 7.3 years.

The Company assumed the obligations of HCBF under HCBF’s 2010 Amended and Restated Stock Incentive Plan (the “HCBF Plan”), pursuant to the closing on January 1, 2018 by CenterState of the merger of HCBF with and into CenterState.  All of the HCBF stock options awarded pursuant to the HCBF Plan outstanding at the merger closing date were converted to stock options for 1,621,543 of the Company’s common shares with an average exercise price of $14.80 per share.  At December 31, 2018, there were options outstanding for 145,616 shares of the Company’s common stock with an average exercise price of $15.06 per share and an average remaining contractual life of approximately 4.8 years.

The Company assumed the obligations of Gateway under the Gateway Officers’ and Employees’ Stock Option Plan and the Gateway Directors’ Stock Option Plan (collectively, the “Gateway Plans”) pursuant to the closing on May 1, 2017 by CenterState of the merger of Gateway with and into CenterState.  All of the Gateway stock options awarded pursuant to the Gateway Plans outstanding at the merger closing date were converted to stock options for 1,150,517 of the Company’s common shares with an average exercise price of $11.32 per share.  At December 31, 2018, there were options outstanding for 341,425 shares of the Company’s common stock with an average exercise price of $10.70 per share and an average remaining contractual life of approximately 4.6 years.

The Company assumed the obligations of GBI under the Gulfstream 2009 Stock Option Plan, the Gulfstream Officers’ and Employees’ Stock Option Plan and the Gulfstream Directors’ Stock Option Plan (collectively, the “Gulfstream Plans”) pursuant to the closing on January 17, 2014 by CenterState of the merger of Gulfstream with and into CenterState.  All of the Gulfstream stock options awarded pursuant to the Gulfstream Plans outstanding at the merger closing date were converted to stock options for 774,104 of the Company’s common shares with an average exercise price of $6.99 per share.  At December 31, 2018 there

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

were options outstanding for 52,600 shares of the Company’s common stock with an average exercise price of $6.72 per share and an average remaining contractual life of approximately 3.6 years.

On April 26, 2018, the Company’s shareholders approved the CenterState Bank Corporation 2018 Equity Incentive Plan (the “2018 Plan”).  The 2018 Plan replaces the 2013 Plan discussed below.  The 2018 Plan authorizes the issuance of up to 2,200,000 shares through the 2028 expiration of the plan.  No more than $150 in grants of shares may be issued to any director in any one fiscal year.  The Company’s Board of Directors froze the Company’s 2013 Equity Incentive Plan whereby no additional future grants and/or awards will be awarded pursuant to that plan effective with the shareholder approval of the 2018 Plan.  During 2018 the Company did not grant any incentive stock options to its employees.  The Company awarded 67,502 shares of Restricted Stock (“RSAs”) during 2018 with an average fair value of $26.77 per share at the date of grant.  These restricted stock awards vest over periods ranging from two to five years.  The Company awarded Performance Share Units (“PSUs”) during 2018 pursuant to the Company’s Long-Term Incentive Plan as described in the Company’s 2018 Proxy Statement.  These PSUs will cliff vest on January 1, 2022.  The units may be converted into common shares based upon the Company’s Total Shareholder Return compared to its peer group and the Company’s absolute earnings per share growth rate over a three-year period ending January 1, 2022.  The range of the units that may vest in the future is a minimum of 0 and a maximum of 72,655 with an expected target of 48,435 shares.     The Company also awarded 41,630 Restricted Share Units (“RSUs”) during 2018 with an average fair value of $26.60 per unit at the date of grant.  The RSUs will vest at a rate of one third each January 1, 2020, 2021 and 2022.  In addition, the Company issued 22,074 shares to non-employee directors in lieu of cash for director fees during 2018.  At December 31, 2018, there were a total of 2,055,246 shares available for future grants pursuant to the 2018 Plan, assuming maximum future vesting of PSUs outstanding.

On April 25, 2013, the Company’s shareholders approved the CenterState 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan replaced the 2007 Plan.  The 2013 Plan authorized the issuance of up to 1,600,000 shares of the Company stock.  In 2018, the 2013 Plan was frozen whereby no additional grants and/or awards were awarded pursuant to this plan subsequent to April 2018.

On April 24, 2007, the Company’s shareholders approved the CenterState 2007 Equity Incentive Plan (the “2007 Plan”) and approved an amendment to the 2007 Plan on April 28, 2009.  The 2007 Plan, as amended, authorized the issuance of up to 1,350,000 shares of the Company stock.  In 2013, the 2007 Plan was frozen whereby no additional grants and/or awards were awarded pursuant to this plan subsequent to April 2013.

The Company’s stock-based compensation consists of stock options, RSAs, RSUs and PSUs.  During the twelve month period ended December 31, 2018, 2017 and 2016, the Company recognized total stock-based compensation expense as listed in the table below.

	2018	2017	2016
Stock option expense	$83	$115	$230
RSA expense	2,922	3,560	3,605
RSU Expense	538	287	169
PSU expense	650	624	419
Total stock-based compensation expense	$4,193	$4,586	$4,423

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options.  The Company receives a tax benefit when a non-qualified stock option is exercised.  The total income tax benefit related to the exercise of non qualified stock options was approximately $5,373, $1,545 and $140 during the twelve-month periods ending December 31, 2018, 2017 and 2016, respectively.  The Company provided an income tax benefit in its tax provision for RSA, RSU and PSU expenses of approximately $1,042, $1,725 and $1,617 during the twelve-month periods ending December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $42 and will be recognized over the next 4 years.   The weighted average period over which this expense is expected to be recognized is approximately 4.8 years.

As of December 31, 2018, the total remaining unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, was approximately $4,012 and will be recognized over the next 9 years.   The weighted average period over which this expense is expected to be recognized is approximately 2.4 years.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

As of December 31, 2018, the total remaining unrecognized compensation cost related to non-vested PSUs, net of estimated forfeitures, was approximately $1,674 and will be recognized over the next 3 years.   The weighted average period over which this expense is expected to be recognized is approximately 1.8 years.

As of December 31, 2018 the total remaining unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, was approximately $1,601 and will be recognized over the next 3 years.  The weighted average period over which this expense is expected to be recognized is approximately 1.8 years.

The Company did not grant any stock options during 2016, 2017 and 2018.  However, the Company converted all outstanding Gateway stock options into CenterState options for 1,150,517 shares of common stock on the May 1, 2017 acquisition date pursuant to the Company’s agreement to acquire Gateway.  The Company also converted all outstanding Sunshine and HCBF stock options into CenterState options for 590,345 and 1,621,543 shares of common stock, respectively, on the January 1, 2018 acquisition date pursuant to the Company’s respective agreements to acquire Sunshine and HCBF.  The estimated fair value of options granted, or acquired in the case of Gateway, Sunshine and HCBF, during these periods were calculated as of the grant date, or the acquisition date in the case of Gateway, Sunshine and HCBF, using the Black-Scholes option-pricing model.

The Company determined the expected life of the stock options using the simplified method approach allowed for plain-vanilla share options as described in SAB 107.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date.  Expected volatility was determined using historical volatility.

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. However, with the adoption of ASU 2016-09 in 2017, the Company made an entity-wide accounting policy election to account for forfeitures when they occur.

The weighted-average estimated fair value of stock options granted, or acquired in the case of Sunshine and HCBF, during the twelve-month period ended December 31, 2018 was $14.81 per share.   The table below present’s information related to stock option activity for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Total intrinsic value of stock options exercised	$1,492	$8,039	$2,716
Net proceeds from stock options exercised	$14,707	$6,715	$1,769
Gross income tax benefit from the exercise of stock options	$5,373	$1,545	140

A summary of stock option activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	1,119,483	$11.26	623,490	$12.30	940,634	$11.73
Options assumed pursuant to acquisition of (note 1):
Gateway	—	—	1,150,517	$11.32	—	—
HCBF	1,621,543	$14.80	—	—	—	—
Sunshine	590,345	$14.84	—	—	—	—
Exercised	(1,793,339)	$13.61	(598,039)	$12.11	(229,583)	$8.74
Forfeited	(882,771)	$15.37	(56,485)	$15.00	(87,561)	$15.51
Outstanding, end of period	655,261	$11.26	1,119,483	$11.26	623,490	$12.30

Note 1:

Pursuant to the Company’s respective agreements to acquire Gateway (on May 1, 2017), and Sunshine and HCBF (both on January 1, 2018), all outstanding Gateway, Sunshine and HCBF stock options were converted to CenterState stock options as of the acquisition date.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding, December 31, 2018	655,261	$11.26	4.2 years	$6,412
Options fully vested and expected to vest, December 31, 2018	653,212	$11.27	4.2 years	$6,381
Options exercisable, December 31, 2018	626,401	$11.37	4.3 years	$6,051

At December 31, 2018 there were restricted stock awards (“RSAs”) for 390,366 shares of the Company’s common stock outstanding and not vested.  Of this amount 50,600 restricted shares have been issued and included in the Company’s total common stock outstanding, but have not vested as of December 31, 2017.  The remaining 339,766 represent common shares to be issued at the end of their respective vesting period.

A summary of the RSA activity for the years ended December 31, 2018, 2017 and 2016 is presented in the table below.

	2018				2017				2016
	Number	Number		Weighted	Number	Number		Weighted	Number	Number		Weighted
	of RSAs	of RSAs		average	of RSAs	of RSAs		average	of RSAs	of RSAs		average
	underlying	underlying	Total	fair value	underlying	underlying	Total	fair value	underlying	underlying	Total	fair value
	shares not	shares	number	at grant	shares not	shares	number	at grant	shares not	shares	number	at grant
	issued	issued	of RSAs	date	issued	issued	of RSAs	date	issued	issued	of RSAs	date
Outstanding, beginning period	489,424	69,700	559,124	$15.89	572,064	127,901	699,965	$12.20	532,127	189,588	721,715	$10.79
Granted	67,502	—	67,502	$26.77	148,232	—	148,232	$24.94	262,934	—	262,934	$14.68
Vested	(214,847)	(19,100)	(233,947)	$13.65	(226,606)	(58,201)	(284,807)	$11.52	(219,032)	(60,087)	(279,119)	$10.88
Forfeited	(2,313)	—	(2,313)	$18.55	(4,266)	—	(4,266)	$15.76	(3,965)	(1,600)	(5,565)	$12.07
Outstanding, end of period	339,766	50,600	390,366	$19.10	489,424	69,700	559,124	$15.89	572,064	127,901	699,965	$12.20

In September 2014, the Company initiated a Long-Term Incentive Plan (“LTI”) that includes a Performance Share Unit (“PSU”) award that could be awarded in PSUs, which can eventually be converted to common stock, based on the Company’s relative Total Shareholder Return and absolute Earnings Per Share growth as compared to a peer group of similar companies selected by the Company’s Compensation Committee over a 39 month period beginning in September of each grant year.  The Company awarded similar PSUs in 2015, 2016, 2017 and 2018.  In 2018, a total of 157,020 PSUs were approved by the Company’s Compensation Committee pursuant to the 2014 LTI plan. The PSUs will be issued in the form of common stock at the end of the two-year mandatory hold period which ends in December 2019. The Company expects to recognize an expense of $307, $412, $687 and $1,134 over the vesting period for PSUs granted in 2015, 2016, 2017 and 2018, respectively.  The expense recognized during 2018 for all PSUs awarded pursuant to all LTI plans was $520.

In September 2016, the Company also awarded PSUs pursuant to a productive incentive plan to one of its divisions that could eventually be converted to the Company’s common stock based upon the division’s financial performance over three and four year periods ending August 31, 2019 and 2020, respectively.  The Company expects to recognize a total expense of $192 during the performance periods.  The expense recognized during 2018 was $130.

The Company awarded RSUs during September 2015, 2016, 2017 and 2018 pursuant to its LTI plans as mentioned above that could eventually be converted into the Company’s common stock.    The Company expects to recognize an expense of $356, $442, $720 and $1,107 for the RSUs awarded in 2015, 2016, 2017 and 2018, respectively.  Generally, the RSUs will vest at a rate of one third each January 1st beginning two years after each grant year.  During 2016, time vesting equity grants were revised for an executive officer to accelerate the vesting date to the date of retirement.  As a result, 3,441 units vested and were converted to common stock pursuant to the revised terms of the executive officer’s RSUs.  The expense recognized during 2018 for all RSUs awarded was $538.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted		Weighted		Weighted
		average		average		average
		fair value		fair value		fair value
	Number of	at grant	Number of	at grant	Number of	at grant
	Units	date	Units	date	Units	date
Outstanding, beginning of period	86,817	$17.00	54,376	$14.00	29,092	$12.22
Granted	41,630	26.60	32,441	22.19	28,725	15.37
Vested and issued	—	—	—	—	(3,441)	12.22
Forfeited	—	—	—	—	—	—
Outstanding, end of period	128,447	$20.00	86,817	$17.00	54,376	$14.00

(20)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under its 401(k) defined contribution retirement plan.  Employees are eligible to participate in the plan after completing six months of continuous employment.  The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors.  In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors.  For the years ended December 31, 2018, 2017 and 2016, the Company’s contributions to the plan were $3,444, $2,249 and $1,849, respectively, which are included in Salary, Wages and Employee Benefits on the Consolidated Statements of Income and Comprehensive Income. The Company has since amended its 401(k) defined contribution retirement plan’s participation eligibility requirement to the first month following the date of employment effective January 1, 2019.

In 2008, the Company entered into a salary continuation agreement with its then chief executive officer.  Five additional Company executive officers entered into salary continuation agreements during 2010.  In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition. In 2018, the Company assumed pre-existing supplemental executive retirement plan agreements pursuant to the acquisition of Charter.  The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Company expensed $641, $568 and $609 for the accrual of future salary continuation benefits in 2018, 2017 and 2016, respectively.  Other liabilities included salary continuation benefits payable of $7,966, $4,834 and $4,211 at December 31, 2017, 2016 and 2015, respectively.

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition. The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities. In 2018, one of the executive officers retired and received the applicable funds from the agreement. The Rabbi Trust asset and the related deferred compensation payable at December 31, 2018, 2017 and 2016 were $307, $1,761 and $1,560, respectively.  Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable.  Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable.  There was no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

(21)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Bank Corporation (parent company only) follow:

Condensed Balance Sheets
December 31, 2018 and 2017
Assets:	2018	2017
Cash and due from banks	$1,338	$1,569
Inter-company receivable from bank subsidiary	2,340	840
Investment in wholly-owned bank subsidiary	1,999,963	903,882
Investment in other wholly-owned subsidiary	2,761	1,951
Prepaid expenses and other assets	10,506	49,011
Total assets	$2,016,908	$957,253

Liabilities:
Accounts payable and accrued expenses	$2,149	$6,311
Other borrowings	11,000	20,000
Corporate debentures	32,415	26,192
Total liabilities	45,564	52,503

Stockholders’ Equity:
Common stock	957	602
Additional paid-in capital	1,699,031	737,905
Retained earnings	293,777	173,248
Accumulated other comprehensive income	(22,421)	(7,005)
Total stockholders’ equity	1,971,344	904,750

Total liabilities and stockholders' equity	$2,016,908	$957,253

Condensed Statements of Operations
Years ended December 31, 2018, 2017 and 2016
	2018	2017	2016
Dividend income	$68,000	$10,000	$58,000
Other income	8	—	308
Interest expense	(3,415)	(1,363)	(1,159)
Operating expenses	(3,988)	(3,960)	(3,869)
Income before equity in undistributed income of subsidiaries	60,605	4,677	53,280
Equity in undistributed income (losses) of subsidiaries	88,532	48,760	(12,736)
Net income before income tax benefit	149,137	53,437	40,544
Income tax benefit	(7,298)	(2,358)	(1,797)
Net income	$156,435	$55,795	$42,341

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Condensed Statements of Cash Flows
Years ended December 31, 2018, 2017 and 2016
	2018	2017	2016
Cash flows from operating activities:
Net income	$156,435	$55,795	$42,341
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net (earnings) losses of subsidiaries	(88,532)	(48,760)	70,736
Increase in payables and accrued expenses	(13,385)	463	(25)
Gain on extinguishment of debt	—	—	(308)
(Increase) decrease in other assets	3,998	(40,369)	84
Stock based compensation expense	—	1,048	1,001
Net cash flows provided by (used in) operating activities	58,516	(31,823)	113,829
Cash flows from investing activities:
Inter-company receivables from subsidiary bank	(473)	25,145	(58,241)
Net cash from bank acquisitions	(36,037)	(42,601)	(38,918)
Investment in subsidiaries	—	(25,000)	450
Cash payments to shareholders	19,339	(90)	39
Net cash flows used in investing activities	(17,171)	(42,546)	(96,670)
Cash flows from financing activities:
Stock options exercised	14,707	6,715	1,769
Stock repurchase	(1,027)	(1,131)	(962)
Stock issuance	650	—	—
Extinguishment of debt	—	—	(8,680)
(Decrease) increase in other borrowings	(20,000)	20,000	(650)
Proceeds from stock offering, net of offering costs	—	63,262	—
Dividends paid to shareholders	(35,906)	(13,878)	(7,681)
Net cash flows (used in) provided by financing activities	(41,576)	74,968	(16,204)
Net increase (decrease) in cash and cash equivalents	(231)	599	955
Cash and cash equivalents at beginning of year	1,569	970	15
Cash and cash equivalents at end of year	$1,338	$1,569	$970

(22)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit.  These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis.

A summary of commitments to extend credit and standby letters of credit written at December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Standby letters of credit	$28,964	$15,740
Available lines of credit	1,514,359	824,958
Unfunded loan commitments – fixed	153,680	140,750
Unfunded loan commitments – variable	65,880	35,814

Commitments to make loans are generally made for periods of 30 days or less.  At December 31, 2018, the fixed rate loan commitments have interest rates ranging from 3.27% to 8.35% and maturities ranging from 1 year to 20 years.

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

December 31, 2018, 2017 and 2016

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

Most of the Company’s business activity is with customers located throughout Southeastern United States including Florida, Georgia and Alabama.  The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas.  Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property.  As of December 31, 2018, substantially all of the Company’s loan portfolio was secured.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those areas listed above.  The Company does not have significant exposure to any individual customer or counterparty.

(24)	Basic and Diluted Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.   There were no anti-dilutive stock options for the years ending December 31, 2018 and 2017.  There were 24,500 stock options that were not considered in computing diluted earnings per common share because they were anti-dilutive during the years ending December 31, 2016.

The following table presents the factors used in the earnings per share computations for the periods indicated.

	2018	2017	2016
Basic
Net income available to common shareholders	$156,435	$55,795	$42,341
Less: Earnings allocated to participating securities	(116)	(120)	(163)
Net income allocated to common shareholders	$156,319	$55,675	$42,178

Weighted average common shares outstanding
including participating securities	87,707,196	57,368,322	47,592,500
Less: Participating securities (1)	(65,976)	(123,624)	(183,358)
Average shares	87,641,220	57,244,698	47,409,142
Basic earnings per common share	$1.78	$0.97	$0.89

Diluted
Net income available to common shareholders	$156,319	$55,675	$42,178
Weighted average common shares outstanding for
basic earnings per common share	87,641,220	57,244,698	47,409,142
Add: Dilutive effects of stock based compensation awards	1,117,633	1,096,115	782,381
Average shares and dilutive potential common shares	88,758,853	58,340,813	48,191,523
Dilutive earnings per common share	$1.76	$0.95	$0.88

Note 1.  Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

(25)	Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management.

The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2018, 2017 and 2016.

	Year ending December 31, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$445,688	$14,944	$—	—	$460,632
Interest expense	(36,853)	$(7,282)	(3,415)	—	(47,550)
Net interest income (expense)	408,835	$7,662	(3,415)	—	413,082
Provision for loan losses	(7,914)	$(369)	—	—	(8,283)
Non-interest income	71,731	$33,388	8	—	105,127
Non-interest expense	(286,191)	$(22,288)	(3,988)	—	(312,467)
Net income (loss) before taxes	186,461	$18,393	(7,395)	—	197,459
Income tax (provision) benefit	(43,662)	(4,660)	7,298	—	(41,024)
Net income (loss)	$142,799	$13,733	$(97)	$—	$156,435
Total assets	$11,769,734	$561,885	$2,016,908	$(2,010,939)	$12,337,588

	Year ending December 31, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$240,583	$10,743	$—	—	$251,326
Interest expense	(11,431)	(2,989)	(1,363)	—	(15,783)
Net interest income (expense)	229,152	7,754	(1,363)	—	235,543
Provision for loan losses	(5,037)	79	—	—	(4,958)
Non-interest income	36,834	28,341	—	—	65,175
Non-interest expense	(161,946)	(20,579)	(3,960)	—	(186,485)
Net income (loss) before taxes	99,003	15,595	(5,323)	—	109,275
Income tax (provision) benefit	(49,823)	(6,015)	2,358	—	(53,480)
Net income (loss)	$49,180	$9,580	$(2,965)	$—	$55,795
Total assets	$6,572,636	$506,234	$957,253	$(912,148)	$7,123,975

	Year ending December 31, 2016
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$180,696	$7,969	$—	—	$188,665
Interest expense	(7,044)	(1,137)	(1,159)	—	(9,340)
Net interest income	173,652	6,832	(1,159)	—	179,325
Provision for loan losses	(4,938)	(24)	—	—	(4,962)
Non-interest income	30,376	33,685	308	—	64,369
Non-interest expense	(147,228)	(23,384)	(3,869)	—	(174,481)
Net income before taxes	51,862	17,109	(4,720)	—	64,251
Income tax (provision) benefit	(17,107)	(6,600)	1,797	—	(21,910)
Net income (loss)	$34,755	$10,509	$(2,923)	$—	$42,341
Total assets	$4,676,375	$397,323	$584,572	$(579,711)	$5,078,559

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

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

(26)Business Combinations

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Central Florida markets and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  No acquisition costs related to the Platinum acquisition were incurred during the twelve-month period ending December 31, 2018. During the twelve-month periods ending December 31, 2017 and 2016, the Company incurred approximately $3,924 and $186 of acquisition costs related to this transaction, respectively. These acquisition costs are reported in Merger Related Expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

December 31, 2018, 2017 and 2016

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

December 31, 2018, 2017 and 2016

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

Acquisition of Gateway Financial Holdings of Florida, Inc.

On May 1, 2017, the Company completed its acquisition of Gateway Financial Holdings of Florida, Inc. (“Gateway”) Gateway merged with and into the Company.  Pursuant to and simultaneously with the merger of Gateway with and into the Company, Gateway’s three subsidiary banks, Gateway Bank of Florida, Gateway Bank of Central Florida and Gateway Bank of Southwest Florida, merged with and into the Company’s subsidiary bank, CenterState Bank, N.A

The Company’s primary reasons for the transaction were to expand its market share in the Central Florida market, together with its acquisition of Platinum as described above, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 19% and 17%, respectively, as compared with the balances at December 31, 2016, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the twelve-month periods ending December 31, 2018, 2017 and 2016, the Company incurred approximately $149 , $6,203 and $11 of acquisition costs related to this transaction, respectively. These acquisition costs are reported in Merger Related Expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

The Company acquired 100% of the outstanding common stock of Gateway.  The purchase price consisted of both cash and stock.  Each share of Gateway common stock was either exchanged for $18.00 or $0.95 shares of the Company’s common stock.  In addition, the Company assumed Gateway’s stock options, which were converted to the Company’s stock options.  Based on the closing price of the Company’s common stock on April 30, 2017, the resulting purchase price was $157,372.

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

May 1, 2017
Assets:
Cash and cash equivalents	$23,065
Loans, held for investment	560,413
Purchased credit impaired loans	7,827
Investments	231,951
Accrued interest receivable	2,422
Branch real estate	18,160
Furniture and fixtures	702
Bank property held for sale	1,087
FHLB and FRB stock	4,640
Other repossessed real estate owned	134
Bank owned life insurance	15,475
Servicing asset	271
Core deposit intangible	8,432
Goodwill	77,826
Deferred tax asset	7,246
Other assets	1,217
Total assets acquired	$960,868
Liabilities:
Deposits	$708,209
Federal Home Loan Bank advances	90,598
Federal funds purchased	3,588
Accrued interest payable	304
Other liabilities	797
Total liabilities assumed	$803,496

In the acquisition, the Company acquired $568,240 of loans at fair value, net of $9,479, or 1.6%, estimated discount to the outstanding principal balance, representing 16.6% of the Company’s total loans at December 31, 2016. Of the total loans

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the twelve-month periods ending December 31, 2018 and 2017, the Company incurred approximately $10,474 and $859, respectively, of acquisition costs related to this transaction. A portion of these merger expenses reduced goodwill by $4,114, net of income taxes of $1,397. These acquisition costs are reported in Merger Related Expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Number of shares of Sunshine common stock outstanding at December 31, 2017	7,922,479
Per share exchange ratio	0.89
Number of shares of CenterState common stock less 361 of fractional shares	7,050,645
CenterState common stock price per share on December 29, 2017	$25.73
Fair value of CenterState common stock issued	$181,413
Cash consideration paid for 361 of fractional shares	7
Total consideration to be paid to Sunshine common shareholders	$181,420
Fair value of Sunshine stock options converted to CenterState stock options	6,432
Total Purchase Price for Sunshine	$187,852

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the January 1, 2018 purchase date.

January 1, 2018
Assets:
Cash and cash equivalents	$47,056
Loans, held for investment	676,090
Purchased credit impaired loans	8,232
Loans held for sale	430
Investments	93,006
Accrued interest receivable	2,170
Branch real estate	9,375
Furniture and fixtures	916
Bank property held for sale	9,503
FHLB stock	4,875
Bank owned life insurance	23,101
Core deposit intangible	8,525
Goodwill	114,228
Deferred tax asset	11,890
Other assets	5,915
Total assets acquired	$1,015,312
Liabilities:
Deposits	$719,039
Federal Home Loan Bank advances	95,001
Securities sold under agreement to repurchase	353
Subordinated notes	11,000
Accrued interest payable	457
Other liabilities	1,610
Total liabilities assumed	$827,460

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

December 31, 2018, 2017 and 2016

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

Acquisition of HCBF Holding Company, Inc.

On January 1, 2018, the Company completed its acquisition of HCBF Holding Company, Inc. (“HCBF”) whereby HCBF merged with and into the Company. Pursuant to and simultaneously with the merger of HCBF with and into the Company, HCBF’s wholly owned subsidiary bank, Harbor Bank merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 33% and 32%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the twelve-month periods ending December 31, 2018 and 2017, the Company incurred approximately $12,302 and $2,060, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger Related Expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The Company acquired 100% of the outstanding common stock of HCBF. The purchase price consisted of both cash and stock. Each share of HCBF common stock was exchanged for $1.925 cash and 0.675 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on December 29, 2017, the resulting purchase price was $448,236.

The table below summarizes the purchase price calculation.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Number of shares of HCBF common stock outstanding at December 31, 2017	22,299,082
Per share exchange ratio	0.675
Number of shares of CenterState common stock less 241 of fractional shares	15,051,639
CenterState common stock price per share on December 29, 2017	$25.73
Fair value of CenterState common stock issued	$387,279

Number of shares of HCBF common stock outstanding at December 31, 2017	22,299,082
Cash consideration each HCBF share is entitled to receive	$1.925
Total Cash Consideration plus $6 for 241 of fractional shares	$42,932

Total Stock Consideration	$387,279
Total Cash Consideration	42,932
Total consideration to be paid to HCBF common shareholders	$430,211
Fair value of HCBF stock options converted to CenterState stock options	$18,025
Total Purchase Price for HCBF	$448,236

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the January 1, 2018 purchase date.

January 1, 2018
Assets:
Cash and cash equivalents	$77,176
Loans, held for investment	1,290,004
Purchased credit impaired loans	36,031
Loans held for sale	5,694
Investments	585,297
Accrued interest receivable	5,847
Branch real estate	34,035
Furniture and fixtures	3,571
Bank property held for sale	14,140
FHLB and other stock	9,488
Bank owned life insurance	39,089
Other real estate owned	5,144
Core deposit intangible	23,625
Goodwill	233,321
Deferred tax asset	14,684
Other assets	1,923
Total assets acquired	$2,379,069
Liabilities:
Deposits	$1,755,155
Federal Home Loan Bank advances	157,919
Corporate debentures	5,872
Accrued interest payable	478
Other liabilities	11,409
Total liabilities assumed	$1,930,833

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

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

The Company’s primary reasons for the transaction were to expand its franchise into Georgia and Alabama, further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 24% as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the twelve-month period ending December 31, 2018, the Company incurred approximately $11,987 of acquisition costs related to this transaction. These acquisition costs are reported in Merger Related Expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

December 31, 2018, 2017 and 2016

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

September 1, 2018
Assets:
Cash and cash equivalents	$184,020
Loans, held for investment	1,130,240
Purchased credit impaired loans	11,432
Loans held for sale	2,835
Investments	73,808
Accrued interest receivable	3,684
Branch real estate	27,930
Furniture and fixtures	1,988
Bank property held for sale	1,695
FHLB and other stock	1,483
Bank owned life insurance	54,813
Other real estate owned	257
Servicing asset	1,828
Core deposit intangible	19,795
Goodwill	197,648
Deferred tax asset	3,441
Other assets	17,644
Total assets acquired	$1,734,541
Liabilities:
Deposits	$1,321,970
Corporate debentures	9,000
Accrued interest payable	1,015
Other liabilities	13,080
Total liabilities assumed	$1,345,065

In the acquisition, the Company acquired $1,141,672 of loans at fair value, net of $23,118, or 2.0%, estimated discount to the outstanding principal balance, representing 23.9% of the Company’s total loans at December 31, 2017. Of the total loans

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

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

Pro-forma information (supplemental)

Pro-forma data for the twelve-month period ending December 31, 2017 listed in the table below presents pro-forma information as if the Platinum, Gateway, Sunshine, HCBF and Charter acquisitions occurred at the beginning of 2017. The pro-forma information for the twelve-month period ending December 31, 2018 assumes the Charter acquisition occurred at the beginning of 2017.

	Years ended December 31,
	2018	2017
Net interest income	$450,847	$421,556
Net income available to common shareholders	$178,746	$96,633
EPS - basic	$1.88	$1.04
EPS - diluted	$1.85	$1.02

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

The disclosures regarding the results of operations for Community, Hometown, Platinum, Gateway, Sunshine, HCBF and Charter subsequent to their respective acquisition dates are omitted as this information is not practical to obtain.  The Company converted Community, Hometown, Platinum, Gateway, and Sunshine’s core systems in the same quarter as their respective acquisition date. Although the Company did not convert HCBF’s core system in the first quarter of 2018 or Charter’s core system in the third quarter of 2018, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine HCBF or Charter’s results of operation on a stand-alone basis.

Announced Acquisition of National Commerce Corporation

On November 23, 2018, the Company entered into a definitive agreement to acquire National Commerce Corporation (“NCC”), whereby NCC will merge with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s subsidiary bank and NCC’s subsidiary bank, National Bank of Commerce (“NBC”), will merge with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of NCC common stock will convert into the right to receive 1.65 shares of the Company’s common stock, provided that cash in lieu of any fractional shares of CenterState common stock will be paid.  The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the second quarter of 2019 subject to customary closing conditions, including receipt of all applicable regulatory approvals and shareholder approval of the Company and stockholder approval of NCC. The Company’s primary reasons for the transaction are to expand its core growth markets of Orlando, Tampa, Jacksonville and Atlanta, further solidify its market share in Florida, Georgia and Alabama, expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  NCC, which is headquartered in Birmingham, Alabama, operates 37 banking locations.  As of December 31, 2018, NCC reported total assets of $4,210,541, total loans of $3,317,965 and total deposits of $3,432,289.

(27)	Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At years ended December 31, 2018 and 2017, the notional amount of such arrangements was $5,743,283 and $3,740,430, respectively. Due to new regulations effective in 2017, the Company pledged $28,345 and $16,991 of cash as collateral to the third party dealers at December 31, 2018 and 2017, respectively. At December 31, 2017, in addition to the cash collateral, investment securities with a fair value of $19,048 was pledged. As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	2018	2017
Notional amount	$5,743,283	$3,740,430
Weighted average pay rate on interest-rate swaps	3.64%	3.00%
Weighted average receive rate on interest rate swaps	3.64%	3.00%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	92,475	42,480
Fair value of interest rate swap derivatives (liability)	92,892	43,259

(28)	Revenue from Contracts with Customers

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

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

The Company concluded that there is no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 or the presentation of revenue as gross versus net. No adjustment to retained earnings was required on the adoption date.  Because there is no change to the timing and pattern of revenue recognition, there are no material changes to the Company’s processes and internal controls.  Expanded disclosures including disaggregation of revenues and descriptions of performance obligations required by ASU 2014-09 are included below. The Company adopted ASU 2014-09 in the first quarter of 2018 under the modified retrospective approach, and management determined during the assessment of the Company’s revenue streams that the adoption of ASU 2014-09 did not impact the Consolidated Financial Statements of the Company.

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

Correspondent Banking Capital Markets Revenue - Fixed Income Sales

The company earns commission revenues from the sale of fixed income securities to institutional investors.  These revenues are earned and collected at each individual sale, and the sale is the sole performance obligation.  There are no minimum orders or future performance obligations or deferred recognition requirements.

Other Correspondent Banking Related Revenue

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

Wealth Management Related Revenue - Treasury Management

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

December 31, 2018, 2017 and 2016

provide for services over an indefinite period of time, the customer is free to end the agreement at will without penalty.  This structure is viewed as an at-will agreement under ASC 606, the revenues of which are recognized immediately.

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2018, 2017 and 2016

Wealth Management Related Revenue - Wealth Management & Advisory

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

Wealth Management Related Revenue - Trust

The Company sold its Trust Department in December 2017.  While there would have been ASC Topic 606 revenue recognition timing implications, the sale prior to December 31, 2017 removed these revenues from consideration.  Trust revenues are displayed for prior periods only.

Debit, Prepaid, ATM and Merchant Card Related Fees - Prepaid Cards

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

Debit, Prepaid, ATM and Merchant Card Related Fees - Credit Cards

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

Debit, Prepaid, ATM and Merchant Card Related Fees - Debit Card Interchange Income

The Company earns interchange fees from debit cardholder transactions through the MasterCard payment network.  Interchange fees form cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Gains/Losses on Sales of Repossessed Real Estate (“OREO”)

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  There are no ASC 606 implications unless the Company finances the sale of OREO.  There are no instances of the Company financing the sale of one of its OREO properties as of September 30, 2018.

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

(29)	Capital Raise

On January 13, 2017, the Company raised approximately $63,791 through a public offering by issuing 2,695,000 shares of common stock, including 245,000 shares pursuant to the exercise of the underwriters’ over-allotment option.  Net proceeds of the offering, after all expenses, were approximately $63,262.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 28th day of February 2019.

CENTERSTATE BANK CORPORATION

/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal executive officer)

/s/ Jennifer L. Idell
Jennifer L. Idell
Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on February 28, 2019.

Signature	Title

/s/ Ernest S. Pinner	Executive Chairman of the Board
Ernest S. Pinner

/s/ James H. Bingham	Director
James H. Bingham

/s/ Michael J. Brown, Sr.	Director
Michael J. Brown, Sr.

/s/ C. Dennis Carlton	Director
C. Dennis Carlton

/s/ Michael F. Ciferri	Director
Michael F. Ciferri

/s/ John C. Corbett	Director
John C. Corbett	President and Chief Executive Officer

/s/ Jody J. Dreyer	Director
Jody J. Dreyer

/s/ Griffin A. Greene	Director
Griffin A. Greene

/s/ Charles W. McPherson	Director
Charles W. McPherson

/s/ G. Tierso Nunez II	Director
G. Tierso Nunez II

/s/ Thomas E. Oakley	Director
Thomas E. Oakley

/s/ William Knox Pou, Jr.	Director
William Knox Pou, Jr.

/s/ Daniel R. Richey	Director
Daniel R. Richey

/s/ David G. Salyers	Director
David G. Salyers

/s/ Joshua A. Snively	Director
Joshua A. Snively

/s/ Mark W. Thompson	Director
Mark W. Thompson	Bank President