Form 10-Q
period 2019-03-31
CenterState Bank Corp
filed 2019-05-02
CIK 1102266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CSFL	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	130,602,499 shares
(class)	Outstanding at April 30, 2019

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$165,572	$107,007
Deposits in other financial institutions (restricted cash)	91,008	28,345
Federal funds sold and FRB deposits	339,223	231,981
Cash and cash equivalents	595,803	367,333
Trading securities, at fair value	—	1,737
Available for sale debt securities, at fair value	1,701,396	1,727,348
Held to maturity debt securities (fair value of $215,175 and $212,179
at March 31, 2019 and December 31, 2018, respectively)	214,240	216,833
Loans held for sale (see Note 6)	49,474	40,399
Loans, excluding purchased credit impaired	8,199,939	8,181,533
Purchased credit impaired loans	149,456	158,971
Allowance for loan losses	(40,052)	(39,770)
Net Loans	8,309,343	8,300,734
Bank premises and equipment, net	227,182	227,454
Right-of-use lease assets	21,443	—
Accrued interest receivable	35,336	33,143
FHLB, FRB and other stock, at cost	73,475	79,584
Goodwill	802,880	802,880
Core deposit intangible, net	63,511	66,225
Other intangible assets, net	2,996	2,953
Bank owned life insurance	269,144	267,820
Other repossessed real estate owned	5,981	2,909
Deferred income tax asset, net	38,030	51,462
Bank property held for sale	19,483	25,080
Interest rate swap derivatives, at fair value	130,122	92,475
Prepaid expense and other assets	27,798	31,219
TOTAL ASSETS	$12,587,637	$12,337,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	$3,152,251	$2,923,640
Demand - interest bearing	1,813,028	1,811,006
Savings and money market accounts	2,860,616	2,920,730
Time deposits	1,921,130	1,821,960
Total deposits	9,747,025	9,477,336

Securities sold under agreement to repurchase	59,031	57,772
Federal funds purchased	303,017	294,360
Other borrowed funds	211,000	361,000
Corporate debentures	32,503	32,415
Accrued interest payable	3,224	2,627
Interest rate swap derivatives, at fair value	130,790	92,892
Operating and finance lease liabilities	26,050	—
Payables and accrued expenses	47,445	47,842
Total liabilities	10,560,085	10,366,244

Stockholders' equity:
Common stock, $.01 par value: 200,000,000 shares authorized; 95,913,307 and
95,679,596 shares issued and outstanding at March 31,2019
and December 31, 2018, respectively	959	957
Additional paid-in capital	1,701,047	1,699,031
Retained earnings	326,409	293,777
Accumulated other comprehensive loss	(863)	(22,421)
Total stockholders' equity	2,027,552	1,971,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,587,637	$12,337,588

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2019	2018
Interest income:
Loans	$116,285	$89,930
Investment securities:
Taxable	12,286	10,419
Tax-exempt	1,716	1,557
Federal funds sold and other	1,995	1,253
	132,282	103,159
Interest expense:
Deposits	13,323	5,136
Securities sold under agreement to repurchase	236	122
Federal funds purchased and other borrowings	3,978	2,419
Corporate debentures	570	464
	18,107	8,141

Net interest income	114,175	95,018
Provision for loan losses	1,053	1,300
Net interest income after loan loss provision	113,122	93,718

Non-interest income:
Correspondent banking capital markets revenue	7,972	6,890
Other correspondent banking related revenue	1,028	1,233
Mortgage banking revenue	4,193	2,602
Small business administration loans revenue	688	988
Service charges on deposit accounts	6,678	4,834
Debit, prepaid, ATM and merchant card related fees	5,018	3,727
Wealth management related revenue	607	616
Bank owned life insurance income	1,626	1,394
Net gain (loss) on sale of available for sale debt securities	17	(22)
Other non-interest income	1,473	776
Total other income	29,300	23,038

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2019	2018
Non-interest expense:
Salaries, wages and employee benefits	48,393	41,893
Occupancy expense	5,602	4,868
Depreciation of premises and equipment	2,850	2,275
Supplies, stationary and printing	748	536
Marketing expenses	2,020	1,414
Data processing expense	3,656	4,505
Legal, audit and other professional fees	1,442	931
Amortization of intangibles	2,814	2,309
Postage and delivery	925	688
ATM and debit card and merchant card related expenses	1,453	764
Bank regulatory expenses	1,616	1,010
Loss (gain) on sale of repossessed real estate (“OREO”)	47	(154)
Valuation write down of repossessed real estate (“OREO”)	108	187
Loss on repossessed assets other than real estate	13	25
Foreclosure related expenses	561	559
Merger related expenses	6,365	8,709
Impairment on bank property held for sale	107	1,449
Other expenses	5,753	4,028
Total other expenses	84,473	75,996

Income before provision for income taxes	57,949	40,760
Provision for income taxes	13,306	5,124
Net income	$44,643	$35,636

Other comprehensive gain (loss) income, net of tax:
Unrealized available for sale debt securities holding gain (loss), net of
income taxes of $7,322, and ($6,281), respectively	$21,571	$(18,499)
Less: reclassified adjustments for gain (loss) included in net income,
net of income tax expense (benefit) of $4 and ($6), respectively	(13)	16
Net unrealized holding gain (loss) on available for sale debt securities,
net of income taxes	$21,558	$(18,483)

Total comprehensive income	$66,201	$17,153

Earnings per share:
Basic	$0.47	$0.43
Diluted	$0.46	$0.42
Common shares used in the calculation of earnings per share:
Basic (1)	95,740,856	83,139,741
Diluted (1)	96,500,740	84,600,924
(1)	Excludes participating shares.

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019 and 2018 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other	Total
	common	Common	paid in	Retained	comprehensive	stockholders'
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2018	60,161,334	$602	$737,905	$173,248	$(7,005)	$904,750

Net income				35,636		35,636
Net unrealized holding loss on
available for sale securities, net of
deferred income tax of $6,275					(18,483)	(18,483)

Dividends paid - common ($0.10 per share)				(8,373)		(8,373)
Stock grants issued	184,568	2	(2)			—
Stock based compensation expense			991			991
Stock options exercised	1,346,692	13	11,143			11,156
Stock repurchase	(36,928)	(1)	(979)			(980)
Stock issued pursuant to Sunshine acquisition	7,050,645	70	181,343			181,413
Stock options acquired and converted
pursuant to Sunshine acquisition			6,432			6,432
Stock issued pursuant to HCBF acquisition	15,051,639	151	387,128			387,279
Stock options acquired and converted
pursuant to HCBF acquisition			18,025			18,025
Balances at March 31, 2018	83,757,950	$837	$1,341,986	$200,511	$(25,488)	$1,517,846

Balances at January 1, 2019	95,679,596	$957	$1,699,031	$293,777	$(22,421)	$1,971,344

Net income				44,643		44,643
Net unrealized holding gain on
available for sale securities, net of
deferred income tax of $7,318					21,558	21,558

Cumulative adjustment pursuant to adoption
of ASU 842 (Note 11)				(1,464)		(1,464)
Dividends paid - common ($0.11 per share)				(10,547)		(10,547)
Stock grants issued	132,918	1	(1)			-
Stock based compensation expense			1,218			1,218
Stock options exercised	116,764	1	1,198			1,199
Stock repurchase	(15,971)	—	(399)			(399)
Balances at March 31, 2019	95,913,307	$959	$1,701,047	$326,409	$(863)	$2,027,552

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$44,643	$35,636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,053	1,300
Depreciation of premises and equipment	2,850	2,275
Accretion of purchase accounting adjustments	(12,982)	(11,815)
Net amortization of investment securities	2,421	3,169
Net deferred loan origination fees	344	1
(Gain) loss on sale of securities available for sale debt securities	(17)	22
Trading securities revenue	(25)	—
Purchases of trading securities	(51,691)	(46,940)
Proceeds from sale of trading securities	53,453	53,289
Repossessed real estate owned valuation write down	108	187
Loss (gain) on sale of repossessed real estate owned	47	(154)
Loss on repossessed assets other than real estate	13	25
Gain on sale of residential loans held for sale	(3,976)	(1,574)
Residential loans originated and held for sale	(134,752)	(58,098)
Proceeds from sale of residential loans held for sale	129,657	57,321
Net change in fair value of residential loans held for sale	(4)	(363)
Gain on disposal of and or sale of fixed assets	(1)	(3)
Gain on disposal of bank property held for sale	(618)	(159)
Impairment on bank property held for sale	107	1,449
Gain on sale of small business administration loans	(688)	(988)
Small business administration loans originated for sale	(7,482)	(10,140)
Proceeds from sale of small business administration loans	8,170	11,128
Deferred income taxes	6,114	7,760
Tax deduction in excess of book deduction for stock awards	(376)	(4,539)
Stock based compensation expense	1,218	991
Bank owned life insurance income	(1,626)	(1,394)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	11,461	47,518
Net change in accrued interest payable, accrued expense, and other liabilities	(5,019)	(29,430)
Net cash provided by operating activities	$42,402	$56,474

See notes to the accompanying condensed consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended March 31,
	2019	2018
Cash flows from investing activities:
Available for sale securities:
Purchases of investment securities	$(1,037)	$(23,944)
Purchases of mortgage backed securities	(66,624)	(196,692)
Proceeds from pay-downs of mortgage backed securities	53,579	44,755
Proceeds from sales of investment securities	2,309	58,768
Proceeds from sales of mortgage backed securities	64,177	296,884
Proceeds from called investment securities	—	540
Proceeds from maturities of investment securities	295	—
Held to maturity securities:
Proceeds from pay-downs of mortgage backed securities	2,317	4,081
Purchases of FHLB and FRB stock	(4,717)	(12,723)
Proceeds from sales of FHLB and FRB stock	10,826	18,819
Net increase in loans	1,956	(81,160)
Purchases of premises and equipment, net	(3,931)	(4,168)
Proceeds from sale of repossessed real estate	430	3,581
Proceeds from sale of fixed assets	1	3
Proceeds from sale of bank property held for sale	6,365	2,403
Net cash from bank acquisitions	—	81,293
Net cash provided by investing activities	$65,946	$192,440
Cash flows from financing activities:
Net increase in deposits	269,954	77,873
Net increase (decrease) in securities sold under agreement to repurchase	1,259	(2,831)
Net increase (decrease) in federal funds purchased	8,657	(45,838)
Net decrease in other borrowings	(150,000)	(157,920)
Net decrease in payable to shareholders for acquisitions	(1)	(1)
Stock options exercised	1,199	11,156
Stock repurchased	(399)	(980)
Dividends paid	(10,547)	(8,373)
Net cash (used in) provided by financing activities	$120,122	$(126,914)

Net increase in cash and cash equivalents	228,470	122,000
Cash and cash equivalents, beginning of period	367,333	280,619
Cash and cash equivalents, end of period	$595,803	$402,619

Supplemental Information
Transfer of loans to other real estate owned	$3,657	$1,297
Transfers of bank property to held for sale	—	1,410
Initial recognition of operating right-of-use assets	20,311	—
Initial recognition of operating lease liabilities	22,795	—

Cash paid during the period for:
Interest	$17,689	$8,640
Income taxes	—	—

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

The Bank, headquartered in Winter Haven, Florida, also operates a correspondent banking and capital markets division, of which the majority of its bond salesmen, traders and operational personnel are primarily housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States, although clients are located across the United States.

R4ALL, Inc. manages troubled loans purchased from the Bank to their eventual disposition.  CSFL Insurance Corp. is a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three-month period ended March 31, 2019 are not necessarily indicative of the results expected for the full year.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were no anti-dilutive stock options for the three-month periods ending March 31, 2019 and 2018.  The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended March 31,
	2019	2018
Basic
Net income available to common shareholders	$44,643	$35,636
Less: Earnings allocated to participating securities	(23)	(29)
Net income allocated to common shareholders	$44,620	$35,607

Weighted average common shares outstanding
including participating securities	95,790,456	83,208,874
Less: Participating securities (1)	(49,600)	(69,133)
Average shares	95,740,856	83,139,741
Basic earnings per common share	$0.47	$0.43

Diluted
Net income available to common shareholders	$44,620	$35,607
Weighted average common shares outstanding for
basic earnings per common share	95,740,856	83,139,741
Add: Dilutive effects of stock based compensation awards	759,884	1,461,183
Average shares and dilutive potential common shares	96,500,740	84,600,924
Diluted earnings per common share	$0.46	$0.42
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

Effective January 1, 2018, the Company elected to account for mortgage loans held for sale under the fair value option with changes in fair value recognized in current period earnings. These loans are intended for sale and the Company believes that the fair

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

value is the best indicator of the resolution of these loans (Level 2).  In conjunction with the fair value election on loans held for sale, Mortgage banking uses derivative forward sales contracts and interest rate lock commitments on residential mortgage loans.  Fair values of these mortgage derivatives are estimated based on changes in market prices for mortgage forward trades and mortgage interest rates (Level 2) and estimated pull through percentages from the date the interest on the loan is locked (Level 3).

The Company has the rights to service a portfolio of Fannie Mae and other government guaranteed loans sold on a servicing retained basis. Mortgage servicing assets are measured at fair value when the loan is sold and subsequently measured at fair value on a recurring basis utilizing Level 2 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. Adjustments to fair value are recorded as a component of Mortgage Banking Revenue in the Consolidated Statements of Income and Comprehensive Income.

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

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31 2019, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 4% to 12%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans, other real estate owned and bank property held for sale are considered a Level 3 in the fair value hierarchy.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2019
Assets:
Available for sale debt securities
Corporate debt securities	$5,094	—	$5,094	—
Obligations of U.S. government sponsored entities and agencies	36,356	—	36,356	—
Mortgage backed securities	1,569,253	—	1,569,253	—
Municipal securities	90,693	—	90,693	—
Loans held for sale, at fair value	49,474	—	49,474	—
Mortgage servicing assets	1,532	—	1,532	—
Mortgage banking derivatives	1,512	—	4	1,508
Interest rate swap derivatives	130,122	—	130,122	—

Liabilities:
Mortgage banking derivatives	341	—	335	6
Interest rate swap derivatives	130,790	—	130,790	—

at December 31, 2018
Assets:
Trading securities	$1,737	—	$1,737	—
Available for sale debt securities
Corporate debt securities	6,427	—	6,427	—
Obligations of U.S. government sponsored entities and agencies	37,868	—	37,868	—
Mortgage backed securities	1,594,275	—	1,594,275	—
Municipal securities	88,778	—	88,778	—
Loans held for sale, at fair value	40,399	—	40,399	—
Mortgage servicing assets	1,565	—	1,565	—
Mortgage banking derivatives	783	—	—	783
Interest rate swap derivatives	92,475	—	92,475	—

Liabilities:
Mortgage banking derivatives	169	—	164	5
Interest rate swap derivatives	92,892	—	92,892	—

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31, 2019
Assets:
Impaired loans
Residential real estate	$1,518	—	—	$1,518
Commercial real estate	7,294	—	—	7,294
Land, land development and construction	91	—	—	91
Commercial	2,364	—	—	2,364
Consumer	31	—	—	31
Other real estate owned
Residential real estate	32	—	—	32
Commercial real estate	—	—	—	—
Land, land development and construction	813	—	—	813
Bank property held for sale	4,635	—	—	4,635

at December 31, 2018
Assets:
Impaired loans
Residential real estate	$1,811	—	—	$1,811
Commercial real estate	5,614	—	—	5,614
Land, land development and construction	90	—	—	90
Commercial	1,274	—	—	1,274
Consumer	40	—	—	40
Other real estate owned
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Land, land development and construction	867	—	—	867
Bank property held for sale	5,805	—	—	5,805

Impaired loans measured at fair value had a recorded investment of $11,298 with a valuation allowance of $2,355 at March 31, 2019, and a recorded investment of $8,829, with a valuation allowance of $1,463 at December 31, 2018. The Company recorded a provision for loan loss expense of $1,124 and $68 on impaired loans carried at fair value during the three-month periods ending March 31, 2019 and 2018, respectively.

Other real estate owned had a decline in fair value of $108 and $187 during the three-month periods ending March 31, 2019 and 2018, respectively.  Changes in fair value were recorded directly to current earnings through non-interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into bank property held for sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals.  The Company recognized an impairment charge of $107 and $1,449 during the three-month periods ending March 31, 2019 and 2018, respectively, related to bank properties held for sale.

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

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
at March 31, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$595,803	$595,803	$—	$—	$595,803
Available for sale debt securities	1,701,396	—	1,701,396	—	1,701,396
Held to maturity debt securities	214,240	—	215,175	—	215,175
Loans held for sale, at fair value	49,474	—	49,474	—	49,474
Loans, net	8,309,343	—	—	8,355,012	8,355,012
Mortgage servicing assets	1,532	—	1,532	—	1,532
Mortgage banking derivatives	1,512	—	4	1,508	1,512
Interest rate swap derivatives	130,122	—	130,122	—	130,122
Accrued interest receivable	35,336	—	8,069	27,267	35,336

Financial liabilities:
Deposits- without stated maturities	$7,825,895	$7,825,895	$—	$—	$7,825,895
Deposits- with stated maturities	1,921,130	—	1,924,046	—	1,924,046
Securities sold under agreement to repurchase	59,031	—	59,031	—	59,031
Federal funds purchased and other borrowings	514,017	—	514,017	—	514,017
Corporate debentures	32,503	—	—	28,562	28,562
Mortgage banking derivatives	341	—	335	6	341
Interest rate swap derivatives	130,790	—	130,790	—	130,790
Accrued interest payable	3,224	—	3,224	—	3,224

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

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three-month periods ending March 31, 2019 and 2018.

	Three-month period ending March 31, 2019
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$127,832	$4,450	$—	$—	$132,282
Interest expense	(14,851)	(2,549)	(707)	—	(18,107)
Net interest income (expense)	112,981	1,901	(707)	—	114,175
Provision for loan losses	(1,015)	(38)	—	—	(1,053)
Non-interest income	20,300	9,000	—	—	29,300
Non-interest expense	(77,581)	(5,713)	(1,179)	—	(84,473)
Net income (loss) before taxes	54,685	5,150	(1,886)	—	57,949
Income tax (provision) benefit	(12,690)	(1,305)	689	—	(13,306)
Net income	$41,995	$3,845	$(1,197)	$—	$44,643
Total assets	$11,939,930	$647,046	$2,073,703	$(2,073,042)	$12,587,637

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three-month period ending March 31, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$100,969	$2,190	$—	$—	$103,159
Interest expense	(6,207)	(1,072)	(862)	—	(8,141)
Net interest income (expense)	94,762	1,118	(862)	—	95,018
Provision for loan losses	(1,162)	(138)	—	—	(1,300)
Non-interest income	14,915	8,123	—	—	23,038
Non-interest expense	(69,997)	(5,610)	(389)	—	(75,996)
Net income (loss) before taxes	38,518	3,493	(1,251)	—	40,760
Income tax (provision) benefit	(8,499)	(885)	4,260	—	(5,124)
Net income	$30,019	$2,608	$3,009	$—	$35,636
Total assets	$9,843,219	$499,678	$1,585,585	$(1,580,486)	$10,347,996

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 5: Investment securities

Available for Sale Debt Securities

All of the mortgage-backed securities (“MBS”) listed below are residential Fannie Mae, Freddie Mac and Ginnie Mae MBSs. The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,000	$94	$—	$5,094
Obligations of U.S. government sponsored entities and agencies	36,894	6	544	36,356
Mortgage-backed securities	1,572,732	8,939	12,418	1,569,253
Municipal securities	87,927	2,766	—	90,693
Total available for sale debt securities	$1,702,553	$11,805	$12,962	$1,701,396

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$6,265	$162	$—	$6,427
Obligations of U.S. government sponsored entities and agencies	38,794	7	933	37,868
Mortgage-backed securities	1,623,906	3,792	33,423	1,594,275
Municipal securities	88,415	698	335	88,778
Total available for sale debt securities	$1,757,380	$4,659	$34,691	$1,727,348

The cost of securities sold is determined using the specific identification method. The securities sold during the first quarter of 2018 include some securities acquired through the acquisitions of Sunshine Bancorp, Inc. (“Sunshine”) and HCBF Holding Company, Inc. (“Harbor”) on January 1, 2018. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities.  Sales of available for sale debt securities for the three months ended March 31, 2019 and 2018 were as follows:

For the three months ended:	March 31, 2019	March 31, 2018
Proceeds	$66,486	$355,652
Gross gains	646	68
Gross losses	629	90

The tax provision related to these net realized gain and loss were $4 and ($6), respectively.

The fair value of available for sale debt securities at March 31, 2019 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Available for sale debt securities:	Value	Cost
Due one year or less	$661	$661
Due after one year through five years	6,911	6,851
Due after five years through ten years	29,959	29,793
Due after ten years through thirty years	94,612	92,516
Mortgage-backed securities	1,569,253	1,572,732
Total available for sale debt securities	$1,701,396	$1,702,553

Available for sale debt securities pledged at March 31, 2019 and December 31, 2018 had a carrying amount (estimated fair value) of $879,638 and $961,721 respectively. These securities were pledged primarily to increase borrowing capacity at the FHLB, secure public deposits and repurchase agreements.

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than mortgage-backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables show the Company’s available for sale debt investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$18,135	$220	$16,323	$324	$34,458	$544
Mortgage backed securities	947	10	990,146	12,408	991,093	12,418
Total temporarily impaired available for sale debt securities	$19,082	$230	$1,006,469	$12,732	$1,025,551	$12,962

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$25,104	$332	$9,398	$601	$34,502	$933
Mortgage backed securities	647,923	10,782	635,172	22,641	1,283,095	33,423
Municipal securities	25,031	316	3,381	19	28,412	335
Total temporarily impaired available for sale debt securities	$698,058	$11,430	$647,951	$23,261	$1,346,009	$34,691

Obligations of U.S. government sponsored entities and agencies: Obligations of U.S. government-sponsored entities and agencies are mainly comprised of pools of securities issued by the Small Business Administration (“SBA”). Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Mortgage-backed securities: At  March 31, 2019, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

Held to Maturity Debt Securities

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of March 31, 2019 and December 31, 2018.

	March 31, 2019
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$82,517	$—	$1,269	$81,248
Municipal securities	131,723	2,393	189	133,927
Total held to maturity debt securities	$214,240	$2,393	$1,458	$215,175

	December 31, 2018
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$84,983	$—	$2,462	$82,521
Municipal securities	131,850	799	2,991	129,658
Total held to maturity debt securities	$216,833	$799	$5,453	$212,179

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held to maturity securities pledged at March 31, 2019 and December 31, 2018 had a carrying amount of $103,504 and $103,710 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2019, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of held to maturity securities at March 31, 2019 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Held to maturity debt securities	Value	Cost
Due after five years through ten years	$2,064	$2,041
Due after ten years through thirty years	131,863	129,682
Mortgage-backed securities	81,248	82,517
Total held to maturity debt securities	$215,175	$214,240

The following table shows the Company’s held to maturity debt investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$—	$—	$81,248	$1,269	$81,248	$1,269
Municipal securities	—	—	19,637	189	19,637	189
Total temporarily impaired held to maturity debt securities	$—	$—	$100,885	$1,458	$100,885	$1,458

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$—	$—	$82,521	$2,462	$82,521	$2,462
Municipal securities	22,560	203	47,807	2,788	70,367	2,991
Total temporarily impaired held to maturity debt securities	$22,560	$203	$130,328	$5,250	$152,888	$5,453

Mortgage-backed securities: At March 31, 2019, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6:  Loans Held for Sale

Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  This change was accounted for on a prospective basis.  Net gains from changes in estimated fair value of mortgage loans held for sale were $4 at March 31, 2019. The total unpaid principal balance of loans held for sale was $49,470 and $39,318 at March 31, 2019 and December 31, 2018, respectively. No loans held for sale at March 31, 2019 were past due or on nonaccrual.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the activity in mortgage loans held for sale during the three-month periods ending March 31, 2019 and 2018.

	Three-month periods ended
	Mar. 31, 2019	Mar. 31, 2018
Beginning balance	$40,399	$19,647
Effect from acquisitions	—	6,124
Loans originated	134,752	58,098
Proceeds from sales	(129,657)	(57,321)
Net change in fair value	4	363
Net realized gain on sales	3,976	1,574
Ending balance	$49,474	$28,485

As loans are closed, they are typically sold at prices specified in the forward contracts.  Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts.  Derivative mortgage loan commitments, or interest rate locks, are also utilized and relate to the origination of a mortgage that will be held for sale upon funding.  The Company uses these derivative financial instruments on its loans held for sale to manage interest rate risk and not for speculative purposes.  The net realized gain on sales of loans held for sale of $3,976, the mortgage servicing fee of $93, and the net unrealized gain on mortgage banking derivatives of $557, the change in fair value of $4, mortgage hedge loss of $404, and mortgage servicing asset loss of $33 are the components of Mortgage Banking Revenue as of March 31, 2019. The net realized gain on sales of loans held for sale of $1,574, the net unrealized gain on mortgage banking derivatives of $665, and the change in fair value of $363 are the main components of Mortgage Banking Revenue as of March 31, 2018.  The Mortgage Banking Revenue amounts are reported in the Company’s Consolidated Statements of Income and Comprehensive Income. The table below summarizes the notional amounts for interest rate lock commitments, best efforts forward trades and MBS forward trades pertaining to loans held for sale at March 31, 2019 and 2018.

	Notional at
	March 31, 2019	March 31, 2018
Interest rate lock commitments	$85,802	$45,488
Best efforts forward trades	92,115	62,426
MBS forward trades	57,000	—
Total derivative instruments	$234,917	$107,914

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2019	December 31, 2018
Loans excluding PCI loans
Real estate loans
Residential	$1,762,696	$1,702,114
Commercial	4,400,583	4,454,098
Land, development and construction	651,112	635,562
Total real estate	6,814,391	6,791,774
Commercial	1,175,966	1,183,380
Consumer and other loans	206,545	203,686
Loans before unearned fees and deferred cost	8,196,902	8,178,840
Net unearned fees and costs	3,037	2,693
Total loans excluding PCI loans	8,199,939	8,181,533
PCI loans (note 1)
Real estate loans
Residential	55,532	58,804
Commercial	80,792	87,336
Land, development and construction	7,261	7,028
Total real estate	143,585	153,168
Commercial	5,662	5,594
Consumer and other loans	209	209
Total PCI loans	149,456	158,971
Total loans	8,349,395	8,340,504
Allowance for loan losses for loans that are not PCI loans	(39,861)	(39,579)
Allowance for loan losses for PCI loans	(191)	(191)
Total loans, net of allowance for loan losses	$8,309,343	$8,300,734

 Note 1:Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended March 31, 2019
Balance at beginning of period	$39,579	$191	$39,770
Loans charged-off	(1,447)	—	(1,447)
Recoveries of loans previously charged-off	676	—	676
Net charge-offs	(771)	—	(771)
Provision for loan losses	1,053	—	1,053
Balance at end of period	$39,861	$191	$40,052

Three months ended March 31, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(403)	—	(403)
Recoveries of loans previously charged-off	632	75	707
Net recoveries	229	75	304
Provision for loan losses	1,395	(95)	1,300
Balance at end of period	$34,154	$275	$34,429

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:
Three months ended March 31, 2019
Beginning of the period	$5,518	$22,978	$1,781	$6,414	$2,888	$39,579
Charge-offs	(201)	—	(31)	(664)	(551)	(1,447)
Recoveries	142	152	83	155	144	676
Provision for loan losses	(11)	(883)	387	1,025	535	1,053
Balance at end of period	$5,448	$22,247	$2,220	$6,930	$3,016	$39,861

Three months ended March 31, 2018
Beginning of the period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530
Charge-offs	(136)	—	—	(7)	(260)	(403)
Recoveries	274	94	—	6	258	632
Provision for loan losses	(394)	1,577	115	372	(275)	1,395
Balance at end of period	$5,747	$20,975	$1,294	$4,501	$1,637	$34,154

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:
Three months ended March 31, 2019
Beginning of the period	$—	$—	$177	$—	$14	$191
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	—	—	—	—	—
Balance at end of period	$—	$—	$177	$—	$14	$191

Three months ended March 31, 2018
Beginning of the period	$—	$59	$222	$—	$14	$295
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	75	—	—	75
Provision for loan losses	—	—	(95)	—	—	(95)
Balance at end of period	$—	$59	$202	$—	$14	$275

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
As of March 31, 2019	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$324	$761	$—	$1,389	$1	$2,475
Collectively evaluated for impairment	5,124	21,486	2,220	5,541	3,015	37,386
Purchased credit impaired	—	—	177	—	14	191
Total ending allowance balance	$5,448	$22,247	$2,397	$6,930	$3,030	$40,052

Loans:
Individually evaluated for impairment	$5,657	$8,078	$116	$3,492	$134	$17,477
Collectively evaluated for impairment	1,757,039	4,392,505	650,996	1,172,474	206,411	8,179,425
Purchased credit impaired	55,532	80,792	7,261	5,662	209	149,456
Total ending loan balances	$1,818,228	$4,481,375	$658,373	$1,181,628	$206,754	$8,346,358

	Real Estate Loans
As of December 31, 2018	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$331	$250	$—	$1,034	$1	$1,616
Collectively evaluated for impairment	5,187	22,728	1,781	5,380	2,887	37,963
Purchased credit impaired	—	—	177	—	14	191
Total ending allowance balance	$5,518	$22,978	$1,958	$6,414	$2,902	$39,770

Loans:
Individually evaluated for impairment	$6,234	$7,496	$117	$1,708	$145	$15,700
Collectively evaluated for impairment	1,695,880	4,446,602	635,445	1,181,672	203,541	8,163,140
Purchased credit impaired	58,804	87,336	7,028	5,594	209	158,971
Total ending loan balances	$1,760,918	$4,541,434	$642,590	$1,188,974	$203,895	$8,337,811

The table below summarizes impaired loan data for the periods presented.

	Mar. 31, 2019	Dec. 31, 2018
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$8,801	$8,475
Nonperforming TDRs (these are included in NPLs)	1,092	1,002
Total TDRs (these are included in impaired loans)	9,893	9,477
Impaired loans that are not TDRs	7,584	6,223
Total impaired loans	$17,477	$15,700

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Troubled Debt Restructurings:

  In certain situations, it is common to restructure or modify the terms of troubled loans (i.e. troubled debt restructure or “TDRs”). In those circumstances, it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale. When the terms of a loan have been modified, usually the monthly payment and/or interest rate is reduced for generally twelve to twenty-four months. The Company has not forgiven any material principal amounts on any loan modifications to date.

TDRs as of March 31, 2019 and December 31, 2018 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the tables below.

As of March 31, 2019	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$5,507	$489	$5,996
Commercial	1,823	563	2,386
Land, development, construction	76	40	116
Total real estate loans	7,406	1,092	8,498
Commercial	1,261	—	1,261
Consumer and other	134	—	134
Total TDRs	$8,801	$1,092	$9,893

As of December 31, 2018	Accruing	Non-Accrual	Total
Real estate loans:
Residential	$5,848	$386	$6,234
Commercial	1,837	566	2,403
Land, development, construction	77	41	118
Total real estate loans	7,762	993	8,755
Commercial	577	—	577
Consumer and other	136	9	145
Total TDRs	$8,475	$1,002	$9,477

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $31 and partial charge offs of $8 on the TDR loans described above during the three-month period ending March 31, 2019.  The Company recorded a provision for loan loss expense of $11 and partial charge-offs of $11 on TDR loans during the three-month period ending March 31, 2018.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 89% of our TDRs are current pursuant to their modified terms, and $1,092, or approximately 11% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

One loan with a balance of $713 was modified as a TDR during the three-month period ending March 31, 2019. No loan loss provision was recorded during the three-month period ending March 31, 2019.  Loans modified as TDRs during the three-month period ending March 31, 2018 were $1,563.  The Company recorded no loan loss provision for loans modified during the three-month period ending March 31, 2018.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending March 31, 2019 and 2018.

	Period ending		Period ending
	March 31, 2019		March 31, 2018
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	—	$—	—	$—
Commercial real estate	—	—	1	174
Land, development, construction	—	—	—	—
Commercial and Industrial	1	122	—	—
Consumer and other	—	—	—	—
Total	1	$122	1	$174

The Company recorded no provision for loan loss expense and no partial charge offs on TDR loans subsequently defaulted during the three-month period ending March 31, 2019.  The Company recorded a provision for loan loss expense of $2 and partial charge offs of $2 on TDR loans that subsequently defaulted as described above during the three-month period ending March 31, 2018.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2019 and December 31, 2018, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

As of March 31, 2019	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$3,030	$2,973	$—
Commercial real estate	5,469	4,799	—
Land, development, construction	143	116	—
Commercial and industrial	1,056	1,045	—
Consumer, other	108	107	—

With an allowance recorded:
Residential real estate	2,859	2,684	324
Commercial real estate	3,423	3,279	761
Land, development, construction	—	—	—
Commercial and industrial	2,481	2,447	1,389
Consumer, other	32	27	1
Total	$18,601	$17,477	$2,475

As of December 31, 2018	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Residential real estate	$3,608	$3,485	$—
Commercial real estate	6,447	5,906	—
Land, development, construction	144	117	—
Commercial and industrial	364	353	—
Consumer, other	109	108	—

With an allowance recorded:
Residential real estate	2,897	2,749	331
Commercial real estate	1,593	1,590	250
Land, development, construction	—	—	—
Commercial and industrial	1,378	1,355	1,034
Consumer, other	53	37	1
Total	$16,593	$15,700	$1,616

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Three months ended March 31, 2019	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$5,945	$62	$—
Commercial	7,787	25	—
Land, development, construction	117	1	—
Total real estate loans	13,849	88	—

Commercial and industrial	2,600	12	—
Consumer and other loans	140	2	—
Total	$16,589	$102	$—

Three months ended March 31, 2018	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Real estate loans:
Residential	$8,133	$77	$—
Commercial	8,264	12	—
Land, development, construction	264	3	—
Total real estate loans	16,661	92	—

Commercial and industrial	3,025	6	—
Consumer and other loans	195	2	—
Total	$19,881	$100	$—

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30.

Nonperforming loans were as follows:	Mar. 31, 2019	Dec. 31, 2018
Non-accrual loans	$35,181	$23,567
Loans past due over 90 days and still accruing interest	—	—
Total non-performing loans	$35,181	$23,567

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2019 and December 31, 2018, excluding purchased credit impaired loans:

As of March 31, 2019	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$12,888	$—
Commercial real estate	10,259	—
Land, development, construction	6,965	—
Commercial	4,425	—
Consumer, other	644	—
Total	$35,181	$—

As of December 31, 2018	Nonaccrual	Loans past due over 90 days still accruing
Residential real estate	$11,488	$—
Commercial real estate	8,445	—
Land, development, construction	795	—
Commercial	2,274	—
Consumer, other	565	—
Total	$23,567	$—

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018, excluding purchased credit impaired loans:

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of March 31, 2019
Residential real estate	$1,762,696	$10,610	$3,172	$—	$13,782	$1,736,026	$12,888
Commercial real estate	4,400,583	7,012	4,856	—	11,868	4,378,456	10,259
Land/dev/construction	651,112	4,036	79	—	4,115	640,032	6,965
Commercial	1,175,966	3,532	368	—	3,900	1,167,641	4,425
Consumer	206,545	709	261	—	970	204,931	644
	$8,196,902	$25,899	$8,736	$—	$34,635	$8,127,086	$35,181

	Accruing Loans
	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2018
Residential real estate	$1,702,114	$5,730	$5,631	$—	$11,360	$1,679,266	$11,488
Commercial real estate	4,454,098	10,840	4,607	—	15,446	4,430,207	8,445
Land/dev/construction	635,562	661	4,022	—	4,683	630,084	795
Commercial	1,183,380	2,803	878	—	3,681	1,177,425	2,274
Consumer	203,686	1,061	271	—	1,332	201,789	565
	$8,178,840	$21,094	$15,408	$—	$36,502	$8,118,771	$23,567

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as;  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on at least an annual basis.  The Company uses the following definitions for risk ratings:

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30, is presented below.

		As of March 31, 2019
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$1,696,127	$38,771	$27,798	$—
Commercial real estate	4,210,370	144,831	45,382	—
Land/dev/construction	632,862	14,109	4,141	—
Commercial	1,127,102	41,986	6,878	—
Consumer	205,470	224	851	—
Total	$7,871,931	$239,921	$85,050	$—

		As of December 31, 2018
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$1,633,810	$41,522	$26,782	$—
Commercial real estate	4,246,687	160,981	46,430	—
Land/dev/construction	610,631	20,586	4,345	—
Commercial	1,137,272	40,836	5,272	—
Consumer	202,701	247	738	—
Total	$7,831,100	$264,172	$83,568	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	Residential	Consumer
Performing	$1,749,808	$205,901
Nonperforming	12,888	644
Total	$1,762,696	$206,545

As of December 31, 2018	Residential	Consumer
Performing	$1,690,626	$203,121
Nonperforming	11,488	565
Total	$1,702,114	$203,686

Purchased Credit Impaired (“PCI”) loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2019 and December 31, 2018. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Mar. 31, 2019	Dec. 31, 2018
Contractually required principal and interest	$248,243	$267,815
Non-accretable difference	(28,865)	(38,602)
Cash flows expected to be collected	219,378	229,213
Accretable yield	(69,922)	(70,242)
Carrying value of acquired loans	149,456	158,971
Allowance for loan losses	(191)	(191)
Carrying value less allowance for loan losses	$149,265	$158,780
The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified $7,199 and $1,727 from non-accretable difference to accretable yield during the month periods ending March 31, 2019 and 2018 to reflect its adjusted estimates of future expected cash flows.   The table below summarizes the changes in

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three-month periods ending March 31, 2019 and 2018.

Activity during the		Effect of	income	all other
three-month period ending March 31, 2019	Dec. 31, 2018	acquisitions	accretion	adjustments	Mar. 31, 2019
Contractually required principal and interest	$267,815	$—	$—	$(19,572)	$248,243
Non-accretable difference	(38,602)	—	—	9,737	(28,865)
Cash flows expected to be collected	229,213	—	—	(9,835)	219,378
Accretable yield	(70,242)	—	10,140	(9,820)	(69,922)
Carry value of acquired loans	$158,971	$—	$10,140	$(19,655)	$149,456

Activity during the		Effect of	income	all other
three-month period ending March 31, 2018	Dec. 31, 2017	acquisitions	accretion	adjustments	Mar. 31, 2018
Contractually required principal and interest	$248,283	$88,705	$—	$(21,711)	$315,277
Non-accretable difference	(13,183)	(38,164)	—	1,110	(50,237)
Cash flows expected to be collected	235,100	50,541	—	(20,601)	265,040
Accretable yield	(70,942)	(6,278)	7,718	(2,355)	(71,857)
Carry value of acquired loans	$164,158	$44,263	$7,718	$(22,956)	$193,183

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8: Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $59,031 at March 31, 2019 compared to $57,772 at December 31, 2018.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of March 31, 2019	Securities	Securities	Total
Market value of securities pledged	$62,611	$442	$63,053
Borrowings related to pledged amounts	58,829	202	59,031
Market value pledged as a % of borrowings	106%	219%	107%

As of December 31, 2018
Market value of securities pledged	$64,269	$437	$64,706
Borrowings related to pledged amounts	57,594	178	57,772
Market value pledged as a % of borrowings	112%	246%	112%

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2018, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three-month periods ending March 31, 2019 and 2018, the Company incurred approximately $0 and $2,071 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company acquired 100% of the outstanding common stock of Sunshine. The purchase price consisted of stock plus cash in lieu of fractional shares. Each share of Sunshine common stock was exchanged for 0.89 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on December 29, 2018, the resulting purchase price was $187,852.

The table below summarizes the purchase price calculation.

Number of shares of Sunshine common stock outstanding at December 31, 2018	7,922,479
Per share exchange ratio	0.89
Number of shares of CenterState common stock less 361 of fractional shares	7,050,645
CenterState common stock price per share on December 29, 2018	$25.73
Fair value of CenterState common stock issued	$181,413
Cash consideration paid for 361 of fractional shares	7
Total consideration to be paid to Sunshine common shareholders	$181,420
Fair value of Sunshine stock options converted to CenterState stock options	6,432
Total Purchase Price for Sunshine	$187,852

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

In the acquisition, the Company acquired $684,322 of loans at fair value, net of $22,657, or 3.2%, estimated discount to the outstanding principal balance, representing 14.3% of the Company’s total loans at December 31, 2018. Of the total loans acquired, management identified $8,232 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 33% and 32%, respectively, as compared with the balances at December 31, 2018, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three-month periods ending March 31, 2019 and 2018, the Company incurred approximately $0 and $5,789 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The Company acquired 100% of the outstanding common stock of Harbor. The purchase price consisted of both cash and stock. Each share of Harbor common stock was exchanged for $1.925 cash and 0.675 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on December 29, 2018, the resulting purchase price was $448,236.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the purchase price calculation.

Number of shares of Harbor common stock outstanding at December 31, 2018	22,299,082
Per share exchange ratio	0.675
Number of shares of CenterState common stock less 241 of fractional shares	15,051,639
CenterState common stock price per share on December 29, 2018	$25.73
Fair value of CenterState common stock issued	$387,279

Number of shares of Harbor common stock outstanding at December 31, 2018	22,299,082
Cash consideration each Harbor share is entitled to receive	$1.925
Total Cash Consideration plus $6 for 241 of fractional shares	$42,932

Total Stock Consideration	$387,279
Total Cash Consideration	42,932
Total consideration to be paid to Harbor common shareholders	$430,211
Fair value of Harbor stock options converted to CenterState stock options	$18,025
Total Purchase Price for Harbor	$448,236

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the January 1, 2018 purchase date.

January 1, 2018
Assets:
Cash and cash equivalents	$77,176
Loans, held for investment	1,290,004
Purchased credit impaired loans	36,031
Loans held for sale	5,694
Investments	585,297
Accrued interest receivable	5,847
Branch real estate	34,035
Furniture and fixtures	3,571
Bank property held for sale	14,140
FHLB and other stock	9,488
Bank owned life insurance	39,089
Other real estate owned	5,144
Core deposit intangible	23,625
Goodwill	233,321
Deferred tax asset	14,071
Other assets	2,536
Total assets acquired	$2,379,069
Liabilities:
Deposits	$1,755,155
Federal Home Loan Bank advances	157,919
Corporate debentures	5,872
Accrued interest payable	478
Other liabilities	11,409
Total liabilities assumed	$1,930,833

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In the acquisition, the Company acquired $1,326,035 of loans at fair value, net of $40,438, or 3.0%, estimated discount to the outstanding principal balance, representing 27.8% of the Company’s total loans at December 31, 2018. Of the total loans acquired, management identified $36,031 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and other substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

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

The Company’s primary reasons for the transaction were to expand its franchise into Georgia and Alabama, further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 24% as compared with the balances at December 31, 2018, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three-month period ending March 31, 2019, the Company incurred approximately $5,102 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $197,648 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair value estimates on loans are deemed preliminary due to appraisals and other borrower financial information on loans.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In the acquisition, the Company acquired $1,141,672 of loans at fair value, net of $23,118, or 2.0%, estimated discount to the outstanding principal balance, representing 23.9% of the Company’s total loans at December 31, 2018. Of the total loans acquired, management identified $11,432 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and some substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

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

Pro-forma information

Pro-forma data for the three-month period ending March 31, 2018 listed in the table below presents pro-forma information as if the Charter acquisitions occurred at the beginning of 2018.

Three months ended March 31, 2018
Net interest income	$112,182
Net income available to common shareholders	$51,250
EPS - basic	$0.54
EPS - diluted	$0.53

The disclosures regarding the results of operations Charter subsequent to its respective acquisition date is omitted as this information is not practical to obtain. Although the Company did not convert Charter’s core system until the first quarter of 2019, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Charter’s results of operation on a stand-alone basis.

NOTE 10:  Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates.  Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s fixed rate loan into a variable rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At March 31, 2019 and December 31, 2018, the notional amount of such arrangements were $6,194,936 and $5,743,283, respectively. The Company pledged

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

$91,008 and $28,345 of cash as collateral to the third party dealers at March 31, 2019 and December 31, 2018, respectively.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the interest rate swap derivative instruments is as follows:

	Mar. 31, 2019	Dec. 31, 2018
Notional amount	$6,194,936	$5,743,283
Weighted average pay rate on interest-rate swaps	3.67%	3.64%
Weighted average receive rate on interest rate swaps	3.67%	3.64%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$130,122	$92,475
Fair value of interest rate swap derivatives (liability)	$130,790	$92,892

NOTE 11:  Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Subsequently, amendments ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements were issued. ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company leases certain properties and equipment under operating leases that resulted in the recognition of ROU Lease Assets of $21,143 and Lease Liabilities of $22,657 on the Company’s Condensed Consolidated Balance Sheets.  The one-time transition impact to retained earnings from measurement differences was approximately $1,464 as disclosed on the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity.

ASC 842 was effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the effective date approach.  As such, all periods presented after January 1, 2019 are under ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting of ASC 840.  Financial information was not updated and the disclosures required under ASC 842 was not provided for dates and periods before January 1, 2019.

ASC 842 provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception.  The practical expedient pertaining to land easements is not applicable to the Company.

ASC 842 also requires certain accounting elections for ongoing application of ASC 842.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  ROU assets or lease liabilities are not to be recognized for short-term leases. However, since all real estate and equipment leases have terms greater than 12 months, no leases currently meet this exemption.  The Company also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses.   However, since these non-lease items are subject to change, they are treated and disclosed as variable payments in the quantitative disclosures below.  Consequently, ASC 842’s changed guidance on contract components will not significantly affect our financial reporting.  Similarly, ASC 842’s narrowed definition of initial direct costs will not significantly affect financial reporting.

Lessee Leases

The majority of the Company’s lessee leases are operating leases, and consist of leased real estate for branches and operations centers.  Options to extend and renew leases are generally exercised under normal circumstances.  Advance notification is required prior to termination, and any noticing period is often limited to the months prior to renewal.  Variable payments generally consist of common area maintenance and taxes.  Rent escalations are generally specified by a payment schedule, or are subject to a defined formula.  The Company also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses.  Generally, leases do not include guaranteed residual values, but instead typically specify that the leased premises are to be returned in satisfactory condition with the Company liable for damages.  The Company also has other operating leases for various equipment, including copiers, printers, and other small equipment.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Equipment lease terms and conditions generally specify a fixed amount and term with options to renew.  The Company’s equipment leases are typically not renewed, and existing leases are typically assumed from prior bank acquisitions.

For operating leases, the lease liability and ROU asset (before adjustments) are recorded at the present value of future lease payments.  ASC 842 requires the use of the lease interest rate; however, this rate is typically not known.  As an alternative, ASC 842 permits the use of an entity’s fully secured incremental borrowing rate.  The Company is electing to utilize the FHLB Atlanta Fixed Rate Advance index, as it is the most actively used institution-specific collateralized borrowing source available to the Company.

The Company also holds a small number of finance leases assumed in connection to prior acquisitions.  These leases are all real estate leases.  Terms and conditions are similar to those real estate operating leases described above, but the lease terms are generally longer.  Lease classifications from the acquired institution were retained, and were again retained as a result of the election of the package of practical expedients described above.

Three-month period ended
Mar. 31, 2019
Amortization of ROU Assets - Finance Leases	$38
Interest on Lease Liabilities - Finance Leases	50
Operating Lease Cost (Cost resulting from lease payments)	1,287
Short-term Lease Cost	—
Variable Lease Cost (Cost excluded from lease payments)	235
Sublease Income	—
Total Lease Cost	$1,610
Finance Lease - Operating Cash Flows	57
Finance Lease - Financing Cash Flows	91
Operating Lease - Operating Cash Flows (Fixed Payments)	1,241
Operating Lease - Operating Cash Flows (Liability Reduction)	1,181
New ROU Assets - Operating Leases	21,351
New ROU Assets - Finance Leases	—
Weighted Average Lease Term (Years) - Finance Leases	9.22
Weighted Average Lease Term (Years) - Operating Leases	7.65
Weighted Average Discount Rate - Finance Leases	5.95%
Weighted Average Discount Rate - Operating Leases	3.65%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2019 is as follows:

Mar. 31, 2019
Operating lease payments due:
Within one year	$5,310
After one but within two years	4,257
After two but within three years	3,665
After three but within four years	2,599
After four years but within five years	2,136
After five years	7,896
Total undiscounted cash flows	25,863
Discount on cash flows	(3,206)
Total operating lease liabilities	$22,657

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following is a schedule of future minimum annual rentals under operating leases as of December 31, 2018:

Year ending December 31,
2018	$6,524
2019	5,096
2020	4,411
2021	3,633
2022	2,558
Thereafter	11,088
$33,310

Lessor Leases

ASC 842 also impacted lessor accounting.  ASC 842 changed the criteria in which a lessor lease is classified.  A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.

Similar to the above lessee leases, the Company has elected the ‘package of practical expedients,’ which allows the Company not to reassess the Company’s prior conclusions under ASC 842 about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception.  Lastly, the practical expedient pertaining to land easements is not applicable to the Company.

While ASC 842 identifies common area building maintenance as a non-lease component of our real estate lease contracts, the Company elected to account for the Company’s real estate leases and associated common area maintenance service components as a single, combined operating lease component. Consequently, ASC 842’s changed guidance on contract components will not significantly affect financial reporting.

Substantially, all of the Company’s lessor leases are related to unused real estate office space owned by the Company.   Most have defined terms, though some leases have gone month-to-month once the initial term has passed.  The impact of subleases is not material.  Income from operating leases are reported within Occupancy Expense as an offset to Non-interest Expense in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company is also the lessor on a few equipment direct finance leases (formerly known as capital leases) with three municipal entities.  Interest income from these leases are tax exempt, and is reported within loan interest income.  The lessee retains the title to all equipment in each of these finance leases.  Each of these leases originated in 2018, and therefore the prior ASC 840 classification was not reassessed due to the election of the package of practical expedients.

Three-month period ended
Mar. 31, 2019
Operating Lease Income from Lease Payments	$212
Direct Financing Lease Income	173
Direct Financing Profit Recognized at Commencement Date	—
Lease Income Related to Variable lease Payments
not included in measurement of lease receivable	—
Total Lease Income	385

Net Investment in Direct Financing Leases	15,785
Unguaranteed Residual Assets	—
Deferred Selling Profit on Direct Financing Leases	—

Maturity Analysis of Operating Lease Receivables
0 - 12 Months	962
13 - 24 Months	551
25 - 36 Months	341
37 - 48 Months	166
48 - 60 Months	6
Over 60 Months	—

Maturity Analysis of Finance Lease Receivables
0 - 12 Months	1,392
13 - 24 Months	1,841
25 - 36 Months	1,618
37 - 48 Months	1,356
48 - 60 Months	1,355
Over 60 Months	12,543

NOTE 12:  Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available for sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company formed a CECL committee to assist with the implementation process. It has selected a third-party vendor to assist with the allowance for loan loss methodology as well as advisory services related to the implementation of the amendments of ASU 2016-13.  The Company continues to work with the third-party vendor to develop the CECL model and evaluate the impact to the Company’s Consolidated Financial

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Statements including evaluating the impact from the loans acquired from the recent acquisitions.  The standard will add new disclosures related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on the Company’s Financial Statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The amendments in this update more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Thus, the amendments will enable an entity to report more faithfully the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring changes in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. Overall, those amendments are an improvement because an entity’s financial statements will reflect more accurately and comprehensively the intent and outcome of its hedging strategies. The tabular disclosure related to effects on the income statement of fair value and cash flow hedges and the disclosure of cumulative basis adjustments for fair value hedges provide users with a more complete picture of the effect of hedge accounting on an entity’s income statement and balance sheet. When considered together, the amendments to presentation and disclosures are an improvement because they will provide users with more decision-useful information about the effect of an entity’s risk management activities on the financial statements. Additionally, the amendments in this Update should ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation and, allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. For public business entities, the amendments in this update become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The Company adopted the new accounting guidance effective January 1, 2019, but it did not have a material impact on the Consolidated Financial Statements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 but no earlier than an entity’s adoption date of Topic 606. The Company adopted the new accounting guidance effective January 1, 2019, but it did not have a material impact on the Consolidated Financial Statements.

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

Note 13: Subsequent Events

Completed Acquisition of National Commerce Corporation

On April 1, 2019, the Company completed its previously announced acquisition of National Commerce Corporation (“NCOM”), whereby NCOM merged with and into the Company, with the Company continuing as the surviving corporation in the merger.  Immediately after the merger, the Company’s subsidiary bank and NCOM’s subsidiary bank, National Bank of Commerce (“NBC”), merged with CenterState Bank as the surviving bank.  Under the terms of the agreement, each outstanding share of NCOM common stock converted into the right to receive 1.65 shares of the Company’s common stock and cash in lieu of any fractional shares of CenterState common stock.  The merger consideration, which was mainly comprised of Company common stock, was approximately $825,464. The Company’s primary reasons for the transaction were to expand its core growth markets of Orlando, Tampa, Jacksonville and Atlanta, further solidify its market share in Florida, Georgia and Alabama, expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  During the three months ended March 31, 2019, the Company incurred approximately $1,264 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income. The majority of the acquisition costs for this transaction are expected to be recorded during the second and third quarters of 2019.  Additional disclosures required by ASC 805 have been omitted because the information needed for the disclosures is not available due to the

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

close proximity of the closing of this transaction with the date these financial statements are being issued. NCOM, which was headquartered in Birmingham, Alabama, operated 37 banking locations.  As of March 31, 2019, NCOM reported total assets of $4,283,599, total loans of $3,360,938 and total deposits of $3,484,310.

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

 All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of CenterState to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, among others, the impact on failing to implement our business strategy, including our growth and acquisition strategy, including the merger with National Commerce Corporation and its integration; any litigation that has been or might be filed in connection with the merger; the ability to successfully integrate our acquisitions; additional capital requirements due to our growth plans; the impact of an increase in our asset size to over $10 billion; the risks of changes in interest rates and the level and composition of deposits; loan demand, the credit and other risks in our loan portfolio and the values of loan collateral; the impact of us not being able to manage our risk; the impact on a loss of management or other experienced employees; the impact if we failed to maintain our culture and attract and retain skilled people; the risk of changes in technology and customer preferences; the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely including as a result of cyber-attacks; or material regulatory liability in areas such as BSA or consumer protection; reputational risks from such failures or liabilities or other events; legislative and regulatory changes; general competitive, political, legal, economic and market conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

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

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2019 AND DECEMBER 31, 2018

Overview

Our total assets increased approximately 2% from December 31, 2018 to March 31, 2019, to approximately $12.6 billion.  In addition, loan growth during the period was $8,891 and deposit growth was $269,689, or 12% annualized.  Our loan to deposit ratio was 85.7% and 88.0% at March 31, 2019 and December 31, 2018, respectively.

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

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $339,223 at March 31, 2019 (approximately 3% of total assets) as compared to $231,981 at December 31, 2018 (approximately 2% of total assets). We use our available for sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Available for sale debt investments

Available for sale debt securities, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $1,701,396 at March 31, 2019 (approximately 14% of total assets) compared to $1,727,348 at December 31, 2018 (approximately 14% of total assets), a decrease of $25,952, which was attributable to a combination of securities sold of $66,480, paydowns received on MBSs of $53,579, net of purchases of $67,661 and unrealized holding gain of $28,875 during current quarter. We use our available for sale debt securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and Federal Reserve Bank deposits.” We classify the majority of our securities as “available for sale debt securities” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale debt securities are carried at fair value.

Trading securities

We also have a trading securities portfolio. Realized and unrealized gains and losses are included in trading securities revenue, a component of our non-interest income, in our Condensed Consolidated Statement of Income and Comprehensive Income. Securities purchased for this portfolio have primarily been various municipal securities. A list of the activity in this portfolio is summarized below.

	Three-month periods ended
	Mar. 31, 2019	Mar. 31, 2018
Beginning balance	$1,737	$6,777
Purchases	51,691	46,940
Proceeds from sales	(53,453)	(53,289)
Net realized gain on sales	25	(9)
Net unrealized gains	—	9
Ending balance	$—	$428

Held to maturity debt investments

At March 31, 2019, we had $214,240 (unamortized cost basis) of securities with an estimated fair value of $215,175, resulting in a net unrecognized gain of $935, compared to $216,833 (unamortized cost basis) of securities with an estimated fair value of $212,179 and a net unrecognized loss of $4,654 at December 31, 2018.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a mortgage loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. Effective January 1, 2018, the Company elected to account for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan. Net gains from changes in estimated fair value of mortgage loans held for sale were $4 and $363 at March 31, 2019 and 2018, respectively. Gains and losses on the sale of mortgage loans held for sale and changes in fair value are included as a components of mortgage banking revenue which are reported in non-interest income in our Condensed Consolidated Statement of Income and Comprehensive Income.

The table below presents the activity in this portfolio for the periods indicated.

	Three-month periods ended
	Mar. 31, 2019	Mar. 31, 2018
Beginning balance	$40,399	$19,647
Effect from acquisitions	—	6,124
Loans originated	134,752	58,098
Proceeds from sales	(129,657)	(57,321)
Net change in fair value	4	363
Net realized gain on sales	3,976	1,574
Ending balance	$49,474	$28,485

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the three-month period ended March 31, 2019, were $8,363,073 or 79.0% of average earning assets, as compared to $6,837,979 or 77.1% of average earning assets, for the three-month period ending March 31, 2018. Total loans at March 31, 2019 and December 31, 2018 were $8,349,395 and $8,340,504, respectively. This represents a loan to total asset ratio of 66.3% and 67.6% and a loan to deposit ratio of 85.7% and 88.0%, at March 31, 2019 and December 31, 2018, respectively.

Non-PCI loans

At March 31, 2019, we have total non-PCI loans of $8,199,939.  Total new loans originated during the three-month period ended March 31, 2019 approximated $455 million, of which $318 million were funded at the time of origination. About 32% of funded loan origination was non-owner occupied commercial real estate (“CRE”); 18% owner occupied CRE, 22% single family residential, 14% commercial and industrial (“C&I”), 9% land, development & construction and 5% were all other. Approximately 30% of the funded loan production was floating rate, 25% was other variable rate and 45% was fixed rate.  The weighted average tax equivalent interest rate on funded loans was approximately 5.34% during the three-month period.  The loan origination pipeline is approximately $825 million at March 31, 2019 compared to $683 million at December 31, 2018.

The graph below summarizes new loan originations and funded loan production, excluding acquired loans purchased pursuant to acquisitions, over the past nine quarters.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at March 31, 2019 were $149,456 compared to $158,971 at December 31, 2018.

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

Total loans at March 31, 2019 were $8,349,395. Of this amount, approximately 83.3% are collateralized by real estate, 14.2% are commercial non real estate loans and the remaining 2.5% are consumer and other non real estate loans. We have $1,818,228 of single family residential loans which represents about 22.0% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 53.7% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2019	December 31, 2018
Loans excluding PCI loans
Real estate loans
Residential	$1,762,696	$1,702,114
Commercial	4,400,583	4,454,098
Land, development and construction	651,112	635,562
Total real estate	6,814,391	6,791,774
Commercial	1,175,966	1,183,380
Consumer and other loans	206,545	203,686
Loans before unearned fees and deferred cost	8,196,902	8,178,840
Net unearned fees and costs	3,037	2,693
Total loans excluding PCI loans	8,199,939	8,181,533
PCI loans (note 1)
Real estate loans
Residential	55,532	58,804
Commercial	80,792	87,336
Land, development and construction	7,261	7,028
Total real estate	143,585	153,168
Commercial	5,662	5,594
Consumer and other loans	209	209
Total PCI loans	149,456	158,971
Total loans	8,349,395	8,340,504
Allowance for loan losses for loans that are not PCI loans	(39,861)	(39,579)
Allowance for loan losses for PCI loans	(191)	(191)
Total loans, net of allowance for loan losses	$8,309,343	$8,300,734
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	March 31, 2019	December 31, 2018
Originated Loans
Real estate loans
Residential	$852,117	$807,372
Commercial	2,156,995	2,058,039
Land, development and construction loans	331,658	278,121
Total real estate loans	3,340,770	3,143,532
Commercial loans	848,466	811,605
Consumer and other loans	157,354	150,826
Total loans before unearned fees and costs	4,346,590	4,105,963
Unearned fees and costs	3,037	2,693
Total originated loans	4,349,627	4,108,656

Acquired Loans (note 1)
Real estate loans
Residential (note 2)	910,579	894,742
Commercial	2,243,588	2,396,059
Land, development and construction loans	319,454	357,441
Total real estate loans	3,473,621	3,648,242
Commercial loans	327,500	371,775
Consumer and other loans	49,191	52,860
Total acquired loans	3,850,312	4,072,877

PCI loans
Real estate loans
Residential	55,532	58,804
Commercial	80,792	87,336
Land, development and construction loans	7,261	7,028
Total real estate loans	143,585	153,168
Commercial loans	5,662	5,594
Consumer and other loans	209	209
Total PCI loans	149,456	158,971

Total Loans	$8,349,395	$8,340,504
note 1:	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016);
•	Hometown of Homestead Banking Company acquisition (year 2016);
•	Platinum Bank Holding Company (year 2017);
•	Gateway Financial Holdings of Florida, Inc. (year 2017);
•	Sunshine Bancorp, Inc. (year 2018);
•	HCBF Holding Company, Inc. (year 2018); and
•	Charter Financial Corporation (year 2018)
note 2:	The increase in acquired residential real estate loans is due to reclassification of loan types subsequent to Charter system conversion in February 2019.

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at March 31, 2019 and December 31, 2018.

	Mar. 31, 2019			Dec. 31, 2018			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$4,338,962	$35,633	0.82%	$4,096,828	$36,105	0.88%	$242,134	$(472)	(6)	bps
Impaired originated loans	10,665	916	8.59%	11,828	878	7.42%	(1,163)	38	117	bps
Total originated loans	4,349,627	36,549	0.84%	4,108,656	36,983	0.90%	240,971	(434)	(6)	bps

Acquired loans (1)	3,843,500	1,753	0.05%	4,069,005	1,858	0.05%	(225,505)	(105)	—	bps
Impaired acquired loans (2)	6,812	1,559	22.89%	3,872	738	19.06%	2,940	821	383	bps
Total acquired loans	3,850,312	3,312	0.09%	4,072,877	2,596	0.06%	(222,565)	716	3	bps

Total non-PCI loans	8,199,939	39,861		8,181,533	39,579		18,406	282
PCI loans	149,456	191		158,971	191		(9,515)	—
Total loans	$8,349,395	$40,052		$8,340,504	$39,770		$8,891	$282

note 1:   These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at March 31, 2019 was approximately $42,909 or 1.10% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the Hometown of Homestead Banking Company acquisition (year 2016), the Platinum Bank acquisition (year 2017), the Gateway Bank acquisition (year 2017), the Sunshine Bank acquisition (year 2018), the Harbor Community Bank acquisition (year 2018) and the CharterBank acquisition (year 2018).

note 2:   These are loans that were acquired as performing loans that subsequently became impaired.

The general loan loss allowance relating to originated loans decreased by $472. Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors affected the net change in the general loan loss allowance.

The general loan loss allowance relating to acquired loans (non-impaired loans) decreased by $105 resulting primarily from a decline in loans outstanding of $222,505.

  The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at March 31, 2019 are equal to $17,477 ($10,665 originated impaired loans plus $6,812 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,124 to $17,477 ($15,002 when the $2,475 specific allowance is considered) from their legal unpaid principal balance outstanding of $18,601.  In the aggregate, total impaired loans have been written down to approximately 81% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 70% of their legal unpaid principal balance.  Approximately $8,247 of the Company’s impaired loans, or 47% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded. PCI loans had a remaining unpaid principal balance of  $204,610 and unamortized fair value adjustment of $55,154, which represents 27% of unpaid principal balance, at March 31, 2019.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at March 31, 2019. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three months ended March 31, 2019
Balance at beginning of period	$39,579	$191	$39,770
Loans charged-off	(1,447)	—	(1,447)
Recoveries of loans previously charged-off	676	—	676
Net charge-offs	(771)	—	(771)
Provision for loan losses	1,053	—	1,053
Balance at end of period	$39,861	$191	$40,052

Three months ended March 31, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(403)	—	(403)
Recoveries of loans previously charged-off	632	75	707
Net recoveries	229	75	304
Provision for loan losses	1,395	(95)	1,300
Balance at end of period	$34,154	$275	$34,429

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.43% at March 31, 2019, compared to 0.29% at December 31, 2018.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $41,475 at March 31, 2019, compared to $26,623 at December 31, 2018. Non-performing assets as a percentage of total assets were 0.33% at March 31, 2019, compared to 0.22% at December 31, 2018. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	Mar. 31, 2019	Dec. 31, 2018
Non-accrual loans (note 1)	$35,181	$23,567
Accruing loans 90 days or more past due (note 1)	—	—
Total non-performing loans ("NPLs") (note 1)	35,181	23,567
Other real estate owned ("OREO")	5,981	2,909
Repossessed assets other than real estate ("ORAs") (note 1)	313	147
Total NPAs	$41,475	$26,623

NPLs as percentage of total loans (note 1)	0.43%	0.29%
NPAs as percentage of total assets	0.33%	0.22%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.51%	0.33%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.42%	0.45%
Allowance for loan losses as percentage of NPLs (note 1)	113%	168%
note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of March 31, 2019, the Company had non-accrual loans with an aggregate book value of $35,181 compared to December 31, 2018 when an aggregate book value of $23,567 was reported. The $11,614 increase of non-accrual loans was primarily due to administrative delayed renewals of acquired loans of approximately $9.4 million.

The second largest component of non-performing assets after non-accrual loans is OREO. At March 31, 2019, total OREO was $5,981 compared to $2,909 at December 31, 2018.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At March 31, 2019, we identified a total of $17,477 in impaired loans, excluding PCI loans. A specific valuation allowance of $2,475 has been attached to $8,437 of impaired loans included in the total $17,477 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $17,477, has been partially charged down by $1,124 from their aggregate legal unpaid balance of $18,601.

The table below summarizes impaired loan data for the periods presented.

	Mar. 31, 2019	Dec. 31, 2018
Impaired loans with a specific valuation allowance	$8,437	$5,731
Impaired loans without a specific valuation allowance	9,040	9,969
Total impaired loans	$17,477	$15,700

Performing TDRs (these are not included in NPLs)	$8,801	$8,475
Non performing TDRs (these are included in NPLs)	1,092	1,002
Total TDRs	9,893	9,477
Impaired loans that are not TDRs	7,584	6,223
Total impaired loans	$17,477	$15,700

Bank premises and equipment

Bank premises and equipment was $227,182 at March 31, 2019 compared to $227,454 at December 31, 2018, slightly decreased by $272 or 0.1%.  Effective January 1, 2019, the Company adopted ASU 842 resulting in the reclassification of $1,353 of branch real estate to ROU Lease Assets as reported on the Company’s Condensed Consolidated Balance Sheet.

A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	Mar. 31, 2019	Dec. 31, 2018
Land	$72,487	$72,487
Land improvements	1,420	1,381
Buildings	130,032	130,424
Leasehold improvements	16,495	13,655
Furniture, fixtures and equipment	50,489	45,056
Construction in progress	12,079	15,491
Subtotal	283,002	278,494
Less: accumulated depreciation	55,820	51,040
Total	$227,182	$227,454

We transfer branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell and sold. We did not have any branch real estate transfers to held for sale during the three months ending March 31, 2019.  Our branch real estate held for sale at March 31, 2019 and December 31, 2018 was $19,483 and $25,080, respectively, a net decrease of $5,597.  The net decrease is primarily due to the sale of 5 properties and additional impairment expense of $107 on bank properties previously transferred to held for sale.  We received net proceeds of $6,365 for the properties sold during the three-month period ending March 31, 2019.

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Subsequently, amendments ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements were issued. ASC 842 was effective on January 1, 2019, with a required modified retrospective transition approach by applying ASC 842 to all leases existing at the date of initial application.

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The most significant effects related to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for our real estate operating leases and, to a much lesser extent, various equipment operating leases. The Company leases certain properties and equipment under operating leases that resulted in the recognition of ROU lease assets of approximately $21 million and lease liabilities of approximately $26 million on the Company’s Condensed Consolidated Balance Sheets.  The one-time transition impact to retained earnings from measurement differences was approximately $1.5 million as disclosed on the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity. The Company does not expect a significant change in future leasing activities as a result of ASC 842. In addition, the Company does not expect equipment leasing to become a significant source of revenue for the Company.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from fixed to variable interest rates. Under these agreements, the Company enters into a fixed-rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s fixed rate loan into a variable rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $130,122 at March 31, 2019 compared to $92,475 at December 31, 2018.  The fair value of interest rate swap derivatives (liability component) was $130,790 at March 31, 2019 compared to $92,892 at December 31, 2018.

Deposits

Total deposits were $9,747,025 at March 31, 2019 compared to $9,477,336 at December 31, 2018.  The total deposits increased $269,689, or approximately 12% on an annualized basis.  The cost of interest bearing deposits in the current quarter was 0.84%, compared to 0.76% in the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.57% compared to 0.51% in the previous quarter.  The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	Mar. 31, 2019	total	Dec. 31, 2018	total
Demand - non-interest bearing	$3,152,251	32%	$2,923,640	31%
Demand - interest bearing	1,813,028	19%	1,811,006	19%
Money market accounts	2,156,667	22%	2,216,571	23%
Savings deposits	703,949	7%	704,159	8%
Time deposits	1,921,130	20%	1,821,960	19%
Total deposits	$9,747,025	100%	$9,477,336	100%

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $59,031 at March 31, 2019 compared to $57,772 at December 31, 2018.

Federal funds purchased

Federal funds purchased are overnight deposits including deposits from correspondent banks. At March 31, 2019 we had $303,017 of correspondent bank deposits, compared to $244,360 in overnight correspondent bank deposits and $50,000 in other overnight federal funds purchased at December 31, 2018.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank (“FHLB”) advances or other borrowings. We had $200,000 in FHLB advances and $11,000 in subordinated notes (assumed from the Sunshine transaction closed on January 1, 2018) at March 31, 2019.  At December 31, 2018, the Company had $350,000 in FHLB advances and $11,000 in subordinated notes.

Corporate debentures

Below is a schedule of statutory trust entities and the related corporate debentures formed and assumed through various acquisitions.  We assumed $8,000 in corporate debentures pursuant to the acquisition of Harbor on January 1, 2018 and $9,000 in corporate debentures pursuant to the acquisition of Charter on September 1, 2018. The $9,000 corporate debentures assumed from the Charter acquisition were subsequently redeemed in December 2018 at par value with no gains or losses realized on the extinguishments of debt.

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

Stockholders’ equity

Stockholders’ equity at March 31, 2019, was $2,027,552, or 16.1% of total assets, compared to $1,971,344, or 16.0% of total assets at December 31, 2018. The increase in stockholders’ equity was due to the following items:

Total stockholders' equity at December 31, 2018	$1,971,344
Net income during the period	44,643
Cumulative adjustment pursuant to adoption of ASU 842	(1,464)
Dividends paid on common shares ($0.11 per share)	(10,547)
Net decrease in market value of available for sale debt securities, net of deferred taxes	21,558
Stock options exercised	1,199
Equity based compensation	1,218
Stock repurchase (15,971 shares, average price of $24.97 per share)	(399)
Total stockholders' equity at March 31, 2019	$2,027,552

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. Under these rules, banks are required to maintain a minimum CET1 ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets of 6%, a total risk-based capital ratio of 8%, and a minimum leverage capital ratio of 4%. In addition, the rules require a capital conservation buffer of up to 2.5% above each of CET1, tier 1, and total risk-based capital which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer was being phased in over a four year period starting on January 1, 2016 and was 1.875% in 2018, and is 2.50% as of January 1, 2019. With a full implementation, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5%.  The net unrealized gain or loss on available for sale debt securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets. Management believes, as of March 31, 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Selected consolidated capital ratios at March 31, 2019 and December 31, 2018 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Bank Corporation (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2019
Total capital (to risk weighted assets)	$1,222,936	13.1%	$747,597	>8.0%	$475,339
Tier 1 capital (to risk weighted assets)	1,182,884	12.7%	560,697	>6.0%	622,187
Common equity Tier 1 capital (to risk weighted assets)	1,144,384	12.2%	420,523	>4.5%	723,861
Tier 1 capital (to average assets)	1,182,884	10.3%	458,459	>4.0%	724,425

December 31, 2018
Total capital (to risk weighted assets)	$1,183,229	12.7%	$745,543	>8.0%	$437,686
Tier 1 capital (to risk weighted assets)	1,143,459	12.3%	559,157	>6.0%	584,302
Common equity Tier 1 capital (to risk weighted assets)	1,104,959	11.9%	419,368	>4.5%	685,591
Tier 1 capital (to average assets)	1,143,459	10.0%	455,561	>4.0%	687,898

CenterState Bank, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
March 31, 2019
Total capital (to risk weighted assets)	$1,219,331	13.1%	$934,348	>10.0%	$284,983
Tier 1 capital (to risk weighted assets)	1,179,282	12.6%	747,479	>8.0%	431,803
Common equity Tier 1 capital (to risk weighted assets)	1,179,282	12.6%	607,326	>6.5%	571,956
Tier 1 capital (to average assets)	1,179,282	10.3%	572,858	>5.0%	606,424

December 31, 2018
Total capital (to risk weighted assets)	$1,177,082	12.6%	$931,254	>10.0%	$245,828
Tier 1 capital (to risk weighted assets)	1,137,315	12.2%	745,003	>8.0%	392,312
Common equity Tier 1 capital (to risk weighted assets)	1,137,315	12.2%	605,315	>6.5%	532,000
Tier 1 capital (to average assets)	1,137,315	10.0%	569,394	>5.0%	567,921

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

Overview

We recognized net income of $44,643 or $0.47 per share basic and $0.46 per share diluted for the three-month period ended March 31, 2019, compared to net income of $35,636 or $0.43 per share basic and $0.42 per share diluted for the same period in 2018.  A summary of the differences are listed in the table below.

	Mar. 31,	Mar. 31,	increase
Three-month periods ending	2019	2018	(decrease)
Net interest income	$114,175	$95,018	$19,157
Provision for loan losses	1,053	1,300	(247)
Net interest income after loan loss provision	113,122	93,718	19,404

Total non-interest income	29,300	23,038	6,262

Merger related expenses	6,365	8,709	(2,344)
All other non-interest expense	78,108	67,287	10,821
Total non-interest expense	84,473	75,996	8,477

Net income before provision for income taxes	57,949	40,760	17,189
Provision for income taxes	13,306	5,124	8,182
Net income	$44,643	$35,636	$9,007

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisition of Charter in September 2018.  The increase in our “all other non-interest expense,” which represents the operating expenses of our commercial/retail banking segment, is also primarily due to the growth from the acquisition of Charter.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  In September 2018, we hired a team of mortgage professionals from State Bank and acquired State Bank’s mortgage loan pipeline. Mortgage banking revenue and SBA revenue combined increased $1,291 during the current quarter compared to the same period in 2018.

Net interest income/margin

Net interest income increased $19,157 or 20.2% to $114,175 during the three-month period ended March 31, 2019 compared to $95,018 for the same period in 2018. The $19,157 increase was the result of a $29,123 increase in interest income offset by $9,966 increase in interest expense.

Interest earning assets averaged $10,579,666 during the three-month period ended March 31, 2019 as compared to $8,866,744 for the same period in 2018, an increase of $1,712,922, or 19.3%. The yield on average interest earning assets increased 35 bps to 5.07% (34 bps to 5.09% tax equivalent basis) during the three-month period ended March 31, 2019, compared to 4.72% (4.75% tax equivalent basis) for the same period in 2018. The combined effects of the $1,712,922 increase in average interest earning assets and the 35 bps (34 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $29,123 ($29,018 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $7,124,758 during the three-month period ended March 31, 2019 as compared to $5,765,749 for the same period in 2018, an increase of $1,359,009 or 23.6%. The cost of average interest bearing liabilities was 1.03% during the three-month period ended March 31, 2019, compared to 0.57% for the same period in 2018. The effect of the $1,359,009 increase in average interest bearing liabilities and the 46 bps increase in cost of funds resulted in the $9,966 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three-month periods ended March 31, 2019 and 2018 on a tax equivalent basis.

	Three months ended March 31,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Originated loans, excluding PCI (notes 1, 2 and 8)	$4,243,258	$50,907	4.87%	$3,030,007	$33,379	4.47%
Acquired loans, excluding PCI (notes 1, 2 and 8)	3,964,231	55,561	5.68%	3,609,307	49,184	5.53%
PCI loans (note 9)	155,584	10,140	26.43%	198,665	7,718	15.76%
Securities- taxable	1,707,002	12,286	2.92%	1,605,748	10,419	2.63%
Securities- tax exempt (note 8)	220,244	1,940	3.57%	212,959	1,858	3.54%
Fed funds sold and other (note 3)	289,347	1,995	2.80%	210,058	1253	2.42%
Total interest earning assets	10,579,666	132,829	5.09%	8,866,744	103,811	4.75%

Allowance for loan losses	(39,376)			(32,996)
All other assets	1,787,262			1,395,391
Total assets	$12,327,552			$10,229,139

Interest bearing deposits (note 4)	$6,430,085	$13,323	0.84%	$5,137,780	$5,136	0.41%
Fed funds purchased	259,590	1,618	2.53%	268,509	1,072	1.62%
Other borrowings (note 5)	402,624	2,596	2.61%	327,596	1,469	1.82%
Corporate debenture (note 10)	32,459	570	7.12%	31,864	464	5.91%
Total interest bearing liabilities	7,124,758	18,107	1.03%	5,765,749	8,141	0.57%
Demand deposits	3,032,471			2,865,614
Other liabilities	169,912			88,220
Stockholders’ equity	2,000,411			1,509,556
Total liabilities and stockholders’ equity	$12,327,552			$10,229,139
Net interest spread (tax equivalent basis) (note 6)			4.06%			4.18%
Net interest income (tax equivalent basis)		$114,722			$95,670
Net interest margin (tax equivalent basis) (note 7)			4.40%			4.38%

note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $603 and $459 for the three-month periods ended March 31, 2019 and 2018.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock and Federal Home Loan Bank stock.
note 4:

Includes interest-bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed above. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($266) and ($592) for the three-month periods ended March 31, 2019 and 2018.

note 5:	Includes securities sold under agreements to repurchase and Federal Home Loan Bank advances.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities (Non-GAAP).
note 7:	Represents net interest income divided by total interest earning assets (Non-GAAP).
note 8:

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax-exempt interest income on tax-exempt investment securities and loans to a fully taxable basis (Non-GAAP).

note 9:	PCI loans are accounted for pursuant to ASC 310-30.
note 10:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $88 and $88 for the three-month periods ended March 31, 2019 and 2018.

The primary reason for the increase in our net interest margin (“NIM”) during the current period was due to higher loan yields offset by an increase to the cost of deposits between the two periods presented above.   The increase in loan yields is due to originated loan productions at higher yields as well as the impact of loans acquired from Charter and an increase in loan yields.

Provision for loan losses

The provision for loan losses decreased $247 to $1,053 during the three-month period ending March 31, 2019 compared to a provision expense of $1,300 for the comparable period in 2018. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The decrease in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit Quality and Allowance for Loan Losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three-month ended March 31, 2019 was $29,300 compared to $23,038 for the comparable period in 2018. A summary of the differences are listed in the table below.

	Mar. 31,	Mar. 31,	$ increase	% increase
Three-month periods ending:	2019	2018	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$7,972	$6,890	$1,082	15.7%
Other correspondent banking related revenue (note 2)	1,028	1,233	(205)	(16.6)%
Mortgage banking revenue	4,193	2,602	1,591	61.1%
SBA revenue	688	988	(300)	(30.4)%
Service charges on deposit accounts	6,678	4,834	1,844	38.1%
Debit, prepaid, ATM and merchant card related fees	5,018	3,727	1,291	34.6%
Bank owned life insurance income	1,626	1,394	232	16.6%
Wealth management related revenue	607	616	(9)	(1.5)%
Gain on sale of bank properties held for sale	618	159	459	288.7%
Other service charges and fees	855	617	238	38.6%
Gain (loss) on sale of securities	17	(22)	39	(177.3)%
Total non-interest income	$29,300	$23,038	$6,262	27.2%

note 1:

Includes gross commissions earned on bond sales, fees from hedging services, loan brokering fees and related consulting fees.  The fee income in this category is based on sales volume in any particular period and is therefore volatile between comparable periods.

note 2:

Includes fees from safekeeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related revenue and fees.  The fees included in this category are less volatile than those described above in note 1.

Mortgage banking revenue and income from correspondent banking capital markets division increased $1,591 and $1,082, respectively, during the current quarter compared to the same period in 2018.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisition of Charter, which was completed in September 2018.

Non-interest expense

Non-interest expense for the three months ended March 31, 2019 increased $8,477, or 11.2%, to $84,473, compared to $75,996 for the same period in 2018. Components of our non-interest expenses are listed in the table below.

	Mar. 31,	Mar. 31,	$ increase	% increase
Three month period ending:	2019	2018	(decrease)	(decrease)
Salaries and wages	$37,935	$31,337	$6,598	21.1%
Incentive/bonus compensation	3,523	3,815	(292)	(7.7)%
Stock based compensation	1,218	991	227	22.9%
Employer 401K matching contributions	1,104	812	292	36.0%
Deferred compensation expense	181	119	62	52.1%
Health insurance and other employee benefits	3,408	3,124	284	9.1%
Payroll taxes	3,104	2,656	448	16.9%
Other employee related expenses	753	736	17	2.3%
Incremental direct cost of loan origination	(2,833)	(1,697)	(1,136)	66.9%
Total salaries, wages and employee benefits	48,393	41,893	6,500	15.5%

Gain on sale of OREO	47	(154)	201	(130.5)%
Valuation write down of OREO	108	187	(79)	(42.2)%
(Gain) loss on repossessed assets other than real estate	13	25	(12)	(48.0)%
Foreclosure and repossession related expenses	561	559	2	0.4%
Total credit related expenses	729	617	112	18.2%

Occupancy expense	5,602	4,868	734	15.1%
Depreciation of premises and equipment	2,850	2,275	575	25.3%
Supplies, stationary and printing	748	536	212	39.6%
Marketing expenses	2,020	1,414	606	42.9%
Data processing expense	3,656	4,505	(849)	(18.8)%
Legal, auditing and other professional fees	1,442	931	511	54.9%
Bank regulatory related expenses	1,616	1,010	606	60.0%
Postage and delivery	925	688	237	34.4%
Debit, prepaid, ATM and merchant card related expenses	1,453	764	689	90.2%
Amortization of intangibles	2,814	2,309	505	21.9%
Internet and telephone banking	949	810	139	17.2%
Operational write-offs and losses	827	265	562	212.1%
Correspondent accounts and Federal Reserve charges	285	263	22	8.4%
Conferences/Seminars/Education/Training	495	289	206	71.3%
Director fees	342	267	75	28.1%
Impairment of bank property held for sale	107	1,449	(1,342)	(92.6)%
Travel expenses	279	170	109	64.1%
Other expenses	2,576	1,964	612	31.2%
Subtotal	78,108	67,287	10,821	16.1%
Merger related expenses	6,365	8,709	(2,344)	(26.9)%
Total non-interest expense	$84,473	$75,996	$8,477	11.2%

The overall primary reason for the increase between the periods presented above relates to the increased salary and wage expenses due to September 2018 acquisition of Charter.

Provision for income taxes

We recognized an income tax expense for the three months ended March 31, 2019 of $13,306 on pre-tax income of $57,949 (an effective tax rate of 23.0%) compared to an income tax expense of $5,124 on pre-tax income of $40,760 (an effective tax rate of 12.6%) for the comparable quarter in 2018.  The increase in the effective tax rate is primarily due to $376 in excess tax benefits on stock awards recognized during the three months ended March 31, 2019 compared to $4,539 for the same period in 2018. During the three months ended March 31, 2018, the Company experienced a large volume of stock option exercises pursuant to the assumed stock options from the January 1, 2018 acquisitions of Harbor and Sunshine.

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

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Originated loans, excluding PCI loans	$50,621	$33,028
Acquired loans, excluding PCI loans	55,524	49,184
PCI loans	10,140	7,718
Securities - taxable	12,286	10,419
Securities - tax-exempt	1,716	1,557
Federal funds sold and other	1,995	1,253
Total Interest income (GAAP)	132,282	103,159

Tax equivalent adjustment
Non-PCI originated loans	286	351
Non-PCI acquired loans	37	—
Securities - tax-exempt	224	301
Total tax equivalent adjustment	547	652

Interest income - tax equivalent
Originated loans, excluding PCI loans	50,907	33,379
Acquired loans, excluding PCI loans	55,561	49,184
PCI loans	10,140	7,718
Securities - taxable	12,286	10,419
Securities - tax-exempt	1,940	1,858
Federal funds sold and other	1,995	1,253
Total interest income - tax equivalent	132,829	103,811

Total Interest expense (GAAP)	(18,107)	(8,141)

Net interest income - tax equivalent	$114,722	$95,670

Net interest income (GAAP)	$114,175	$95,018

Yields and costs
Yield on originated loans excluding PCI - tax equivalent	4.87%	4.47%
Yield on acquired loans excluding PCI - tax equivalent	5.68%	5.53%
Yield on securities tax-exempt - tax equivalent	3.57%	3.54%
Yield on interest earning assets (GAAP)	5.07%	4.72%
Yield on interest earning assets - tax equivalent	5.09%	4.75%
Cost of interest bearing liabilities (GAAP)	1.03%	0.57%
Net interest spread (GAAP)	4.04%	4.15%
Net interest spread - tax equivalent	4.06%	4.18%
Net interest margin (GAAP)	4.38%	4.35%
Net interest margin - tax equivalent	4.40%	4.38%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2018. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2019. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
January 1, 2019	January 31, 2019	---	---	---	3,000,000
February 1, 2019	February 28, 2019	15,971	$24.97	---	3,000,000
March 1, 2019	March 31, 2019	---	---	---	3,000,000
Total for quarter ending March 31, 2019		15,971	$24.97	---	3,000,000

We did not repurchase any shares of our common stock during the first quarter of 2019 pursuant to our stock repurchase plan currently in place. We repurchased 15,971 shares of our common stock from our employees during the first quarter of 2019 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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

CENTERSTATE BANK CORPORATION

(Registrant)

Date: May 2, 2019	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: May 2, 2019	By:	/s/ William E. Matthews, V
William E. Matthews, V
Executive Vice President
and Chief Financial Officer